Form 10-K
period 2003-12-31
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2004-03-30
CIK 1265131

Use these links to rapidly review the document
Table of Contents
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31987

Affordable Residential Communities Inc.
(Exact Name of Registrant as Specified in Its Charter)

MARYLAND (State of incorporation)	84-1477939 (IRS employer identification no.)
600 Grant Street, Suite 900 Denver, Colorado 80203 (Address of principal executive offices and zip code)
(303) 291-0222 (Telephone number, including area code of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange New York Stock Exchange

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

        Based on the closing price of the registrant's Common Stock on the New York Stock Exchange on March 24, 2004, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $474,236,000. For the purpose of this response, executive officers and directors have been deemed to be affiliates of the Registrant.

        The number of shares of the Registrant's Common Stock outstanding at March 24, 2004 was 40,952,434 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the 2004 annual meeting of its shareholders are incorporated by reference in Part III of this report.

Table of Contents

Item	Description
PART I
1.	Business
2.	The Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market for the Registrant's Common Equity and Related Stockholder Matters
6.	Selected Financial and Operating Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services
PART IV
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that Affordable Residential Communities Inc. and consolidated subsidiaries ("ARC" or the "Company") expects or anticipates will or may occur in the future, where statements are preceded by, followed by or include the words "believes," "expects," "may," "will," "would," "could," "should," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our ability to obtain future financing arrangements, estimates relating to our future distributions, our understanding of our competition, market trends, projected capital expenditures, the impact of technology on our products, operations and business and use of the proceeds of our IPO and the financing transaction are forward-looking statements.

        The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. These risks, along with the risks disclosed in the section of this annual report entitled "Risk Factors" and the following factors, could cause actual results to vary from our forward-looking statements: national, regional and local economic climates, future terrorist attacks in the U.S. or abroad, competition from other forms of single or multifamily housing, changes in market rental rates, supply and demand for affordable housing, the ability of manufactured home buyers to obtain financing, our ability to maintain rental rates and maximize occupancy, the level of repossessions by manufactured home lenders, the adverse impact of external factors such as changes in interest rates, inflation and consumer confidence, the ability to identify acquisitions, the pace of acquisitions and/or dispositions of communities and rental homes, our corporate debt ratings, demand for home purchases in our communities and demand for financing of such purchases, demand for rental homes in our communities, the condition of capital markets, actual outcome of the resolution of any conflict, our ability to successfully operate acquired properties, our ability to maintain our REIT status, environmental uncertainties and risks related to natural disasters and changes in real estate and zoning laws including legislation affecting monthly leases and rent control and increases in property taxes.

        Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even substantially realized, and that they will have the expected consequences to or effects on the Company and its business or operations. Forward-looking statements made in this report speak as of the date hereof. The Company undertakes no obligation to update or revise any forward-looking statement in this report.

PART I

ITEM 1. BUSINESS

GENERAL

        Affordable Residential Communities Inc. is a fully integrated, self-administered and self-managed equity REIT focused primarily on the acquisition, renovation, repositioning and operation of all-age manufactured home communities. Manufactured home communities are residential developments designed and improved for the placement of detached, single-family manufactured homes that are produced off-site and installed and set on residential sites within the community. The owner of each home leases the site on which it is located. In these communities we also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners' insurance and other related insurance products. As of December 31, 2003, we owned and operated 212 communities in 21 states containing 40,435 homesites.

        On February 18, 2004, we completed our initial public offering ("IPO") of 22,250,000 shares of our common stock at $19.00 per share (excluding 2,268,215 shares sold by selling stockholders) and 5,000,000 shares of our preferred stock priced at $25.00 per share. The net proceeds to the company from our IPO of common stock and preferred stock were $517.4 million (before expenses). On March 17, 2004, we issued 791,592 shares of common stock pursuant to the underwriters' exercise of their over-allotment option generating net proceeds to the company of $14.0 million. In conjunction with the IPO, we also completed a financing transaction consisting of $500 million of new mortgage debt and the repayment of certain existing indebtedness. We also entered into a $125 million revolving credit facility and a $225 million four-year term consumer finance facility to finance the sale of homes to our residents.

        With the proceeds from our IPO and the financing transaction, we acquired 87 manufactured home communities from Hometown America, L.L.C. ("Hometown"). We will acquire an additional three communities upon the completion of the mortgage debt loan assumption process. The 90 acquired communities are located in 24 states and total 26,406 homesites. The total purchase price for these communities and related assets is approximately $610.3 million including assumed indebtedness with a fair value of $92.4 million. Including the Hometown acquisition, our portfolio consists of 302 communities containing 66,841 homesites (collectively known as the "Properties") with occupancy of 80.1% on December 31, 2003. Our Properties are located in 29 states and represent 70 markets across the U.S. Our five largest markets are Dallas-Fort Worth, Texas, with 11.0% of total homesites; Atlanta, Georgia, with 7.6% of total homesites; Salt Lake City, Utah, with 5.0% of total homesites; the Front Range of Colorado, with 4.9% of total homesites; and Jacksonville, Florida, with 3.8% of total homesites.

        Our main office is located at 600 Grant Street, Suite 900, Denver, CO 80203 and our telephone number is (303) 291-0222. Our internet address is www.aboutarc.com. On our Investor Relations website, which can be accessed through www.aboutarc.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement related to our annual stockholders' meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations website are available free of charge. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document. A copy of our Codes of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our website. We will provide, at no cost, a copy of our Codes of Conduct and Ethics, Corporate Governance Guidelines and Board Committee Charters upon request by phone or in writing at the above phone number or address, attention: Investor Relations.

STRUCTURE OF COMPANY

        We were formed in 1998 as a Maryland corporation that elected to be taxed as a real estate investment trust ("REIT"). The operations of the company are primarily conducted through its operating partnership, Affordable Residential Communities LP (the "OP"), a Delaware limited partnership, in which the company owns a 94.7% general partnership interest. Because the company is a REIT, it receives special tax treatment as long as it distributes 100% of its REIT taxable income to its shareholders and continues to meet certain other structural and organizational requirements. The financial results of the OP and its subsidiaries are consolidated into the financial statements of the company. Because certain activities are prohibited for REITs, the company has formed taxable subsidiaries to engage in these activities.

        The balance of the interest in the OP, or 5.3% which are limited partnership interests, are paired with special voting shares at the REIT, which give these OP unit holders voting rights at the REIT equal to 5.3% of the shareholder votes.

RECENT DEVELOPMENTS

        On February 26, 2004, we acquired two communities, Weatherly Estates I & II, in Nashville, Tennessee totaling 401 homesites. These two communities were acquired for $7.4 million and were purchased for cash.

BUSINESS OBJECTIVES, PROPERTY MANAGEMENT, AND OPERATING STRATEGIES

        Our principal business objectives are to achieve sustainable long-term growth in cash flow per share and to maximize returns to our stockholders. Our key competitive strengths and operating strategies include the following:

        Proven Growth Platform.    Over the last eight years, ARC and partnerships managed by our co-founders have acquired over 200 communities with approximately 40,000 homesites, excluding the Hometown acquisition. We invest in dedicated resources, including acquisition, due diligence, construction and marketing teams allowing us to significantly broaden our acquisition universe, incorporating stabilized and non-stabilized communities. We have compiled a proprietary computer database containing detailed information on over 28,000 manufactured home communities located throughout the U.S., which enables us to take advantage of acquisition opportunities quickly, often before the community has been marketed publicly.

        Strong Operating Performance.    We utilize a comprehensive four-stage process that we call B-F-F-R (Buy — acquisition, Fix — physical infrastructure and resident quality, Fill — occupancy level, Run — ongoing, long-term operations) to renovate and reposition the communities we acquire and improve their operating performance. We target communities that demonstrate opportunities for improvement in operating results due to: (i) below market-rate leases, (ii) high operating expenses, (iii) poor infrastructure and resident quality, (iv) inadequate capitalization and/or (v) a lack of professional management.

        Significant Presence in Key Markets.    Approximately 66% of our homesites, including the Hometown acquisition, are located in our 20 largest markets, of which we believe we have a leading market share in 15 of these markets, based on number of homesites. We focus our growth in select markets characterized by limited development, expensive alternative housing costs, a strong, diversified economic base and/or an ability to increase our market share and achieve economies of scale. Increasing our presence and market share enables us to (i) achieve operating efficiencies and economies of scale by leveraging our local property management infrastructure and other operating overhead over a larger number of communities and homesites, (ii) provide potential residents with a broader range of affordable housing options in their market, (iii) increase our visibility and brand recognition and leverage advertising costs and (iv) obtain more favorable terms and faster turnaround time on construction, renovation, repairs and home installation services. We believe the significant size and geographic diversification of our portfolio reduces our exposure to risks associated with geographic concentration, including the risk of economic downturns or natural disaster in any one market in which we operate.

        Broad-Based Marketing Efforts.    We have developed and implemented numerous marketing initiatives to enhance the visibility of our communities and to maintain and improve our occupancy. We have active marketing teams at both the corporate and local market level. We have established relationships with manufactured home dealers in the markets in which we operate to ensure that potential homebuyers are offered the opportunity to rent homesites in our communities. Our Hispanic marketing initiative is targeted at addressing the specific needs and cultural preferences of the fastest growing segment of the U.S. population.

        Proactive Management to Maximize Occupancy.    In response to challenging industry conditions, particularly the shortage of available consumer financing, we have developed and implemented a range of programs aimed primarily at increasing and maintaining our occupancy, improving resident satisfaction and retention, increasing revenue and improving our operating margins.

        Customer Satisfaction and Quality Control.    Our goal is to meet the needs of our residents for housing alternatives in a clean and attractive environment at a price that they can afford. We approach our business with a value-added consumer product focus with an emphasis on value and quality. We have an intense focus on quality assurance programs executed through employee training and strict adherence to guidelines developed by our senior management, based in part upon surveys of our customers. Our customer focus and quality controls provide consistency and quality of product and enable our community managers to effectively merchandise our communities and improve our occupancy and resident retention across our portfolio.

        Our acquisition strategy is focused on acquiring a mix of stabilized and non-stabilized manufactured home communities that exhibit the potential to benefit from our operating abilities and, in the case of non-stabilized communities, our repositioning expertise. Our management believes future acquisitions of stabilized and non-stabilized communities (including poorly performing recent development projects) and the expansion and renovation of owned communities represent the best opportunities to maximize returns for our stockholders. We intend to pursue acquisitions of communities located in our existing markets and in markets that we believe will become key markets in the future.

        We have developed a comprehensive acquisition program that we believe enables us to identify and execute on opportunities to acquire communities and improve their occupancy and operating results. Our ability to identify, diligence and acquire a range of stabilized and non-stabilized manufactured home communities (i) significantly broadens our acquisition universe, (ii) eliminates the need to pursue high risk, high cost greenfield development and (iii) substantially enhances our ability to attain leading market share and operating efficiencies in our key markets. These acquisitions may include large, high occupancy manufactured home communities with a quality resident base and well located manufactured home communities suffering from poor management, poor infrastructure, deferred maintenance and/or a poor quality resident base.

        In evaluating acquisition opportunities we take into account the following market and asset considerations.

        Market Considerations    Our acquisition process and ongoing corporate review process entails a rigorous review of market conditions, including:

  •
  Population growth, demand for affordable housing and cost of alternative housing;

  •
  Economic dynamics and the tax and regulatory environment of the surrounding area and Metropolitan Statistical Area, or MSA;

  •
  Ability to attain or enhance our market share with an objective of becoming the market share leader in the target market;

  •
  Ability to achieve economies of scale with our existing manufactured home communities or anticipated acquisitions;

  •
  Supply constraints marked by a difficult or expensive development approval process or expensive alternative forms of housing;

  •
  Community location with a particular emphasis on access to major thoroughfares, major centers of employment and good school districts; and

  •
  Existing and potential competition from other manufactured home communities, multifamily developments and other forms of housing.

        Asset Considerations    In connection with our review and consideration of community acquisition opportunities we take into account a variety of factors including:

  •
  Quality of the design and construction, current physical condition, occupancy and resident quality;

  •
  Terms and structure of resident leases and other potential constraints to managing the manufactured home community;

  •
  Opportunities to enhance value through professional property management and renovating/repositioning of the manufactured home community;

  •
  Below-market rents as compared to other manufactured home communities or other forms of competing housing in the relevant market;

  •
  High expenses due to inefficient operations or lack of capital; and

  •
  Expansion opportunities.

        Our operating objectives include the following:

  •
  Aggressively manage our communities to increase operating cash flow and margins through rent and occupancy increases and expense control (notably utility metering).

  •
  Incorporate business planning and controls through annual business plans and budgets.

  •
  Measure and reward executives, managers and employees based on specific performance targets.

  •
  Maintain and improve strong internal controls covering cash management, accounting procedures and other financial activities.

  •
  Provide access to on-site managers to maximize resident retention, encourage home maintenance and improvements, foster a sense of pride in the community and minimize resident turnover.

  •
  Emphasize management and development of our human and intellectual capital.

  •
  Implement uniform operating procedures that standardize operations, employee standards and expectations and resident experiences to fully develop our brand.

  •
  Utilize information technology to identify and track competing communities, other alternative forms of housing, resident satisfaction and dissemination and analysis of financial and operating data to our field organization.

  •
  Maintain and upgrade on a continuous basis our manufactured home communities through a regular preventative maintenance program.

LEASES

        Leases for homeowners are typically month-to-month, unless a longer term is required by state law, and require homeowners to maintain their home to applicable community standards. Leases for rental homes are typically for a term of one year and require us to maintain the home.

RENTAL HOMES

        We established our rental home program in the fourth quarter of 2000. We receive home renter rental income from persons who rent manufactured homes and homesites from us. As of December 31, 2003, we owned 6,061 rental homes with an occupancy rate of 81.0%. During 2003 we purchased 1,325 rental homes. We acquired approximately 1,100 manufactured homes in connection with the Hometown acquisition.

HOME SALES

        Due to significant changes in the industry, particularly the shortage of consumer financing to support sales of manufactured homes, in late 2002 we began redirecting our retail home sales efforts away from a retail dealership presence and into an in-community presence focused exclusively on sales of homes in our communities to parties that will become residents of our communities. During 2003 we ceased operation of our stand-alone retail dealership locations, recording charges to reduce the carrying value of fixed assets to fair value. Our in-community retail home sales business operates in conjunction with our consumer finance business through which we intend to provide credit to qualified buyers of homes in our communities.

        Through our in-community home sales business, we acquire manufactured homes in quantities and at prices enabling us to provide our prospective residents a convenient turnkey housing option in our communities at a reasonable price. Homes available for purchase include our rental homes and a mix of new and used single-section and multi-section homes located in our communities. We strive to provide homes that generally are priced lower than comparable homes available in the marketplace by eliminating retail gross profits and passing along these savings to our homebuyers.

IN-COMMUNITY FINANCING

        Our in-community finance initiative is designed to increase and maintain occupancy and provide a service to residents seeking a convenient turnkey housing option. We provide loans to qualified residents to facilitate purchases of manufactured homes that are located in our communities. We focus on financing lower priced homes, generally ranging from $20,000 to $30,000, through loans with terms of 10 to 15 years, which we believe will result in greater value to the resident and better performing loans for us.

MANUFACTURED HOUSING INDUSTRY OVERVIEW

        The manufactured housing industry represents a meaningful portion of the U.S. housing market. In 2002 there were an estimated 22 million people living in manufactured homes in the U.S. The manufactured housing industry is primarily focused on providing affordable housing to moderate-income customers. A manufactured home is a single-family house constructed entirely in a factory rather than at a homesite, with generally the same materials found in site-built homes and in conformity with federal construction and safety standards. There are two basic categories of manufactured homes: single-section and multi-section, ranging from 500 square feet to approximately 2,000 square feet or larger. Manufactured homes are available in a variety of architectural styles and floor plans, offering a variety of amenities and custom options including additional site-built structures, such as garages and storage sheds.

        We believe the manufactured housing industry has captured a meaningful percentage of the overall U.S. housing market due to several compelling factors, including:

  •
  Affordability.  Today's manufactured homes offer quality similar to many site-built homes at a more affordable price. According to 2001 data reported by the Manufactured Housing Institute, or MHI, manufactured housing represents a 10% to 35% savings from comparable entry-level site-built housing. The affordability of manufactured housing allows many individuals to achieve home ownership without jeopardizing their financial security.

  •
  Comparability to Site-Built Homes.  Today, manufactured home producers offer larger homes that contain many of the amenities of site-built housing. Since 1976, all manufactured homes have been required to meet stringent federal standards, resulting in significant increases in the quality and safety of the product. HUD's standards for manufactured housing construction quality and safety are the only federal standards governing housing of any type in the U.S. These standards regulate manufactured home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems.

THE MANUFACTURED HOUSING COMMUNITY INDUSTRY

        A manufactured home community is a land-lease community designed and improved with homesites for the placement of manufactured homes and includes related improvements and amenities. Modern manufactured home communities generally are similar to typical residential subdivisions and contain centralized entrances, paved streets, curbs and gutters. In addition, such communities often provide a variety of amenities and facilities to residents such as a clubhouse, swimming pool, playground, basketball court, picnic area, tennis court and cable television service. Utilities are provided or arranged for through public or private utilities, while some community owners provide these services from on-site facilities. Manufactured home communities typically range in size from a dozen homesites to over 1,000 homesites in a master planned development setting. Manufactured home communities primarily fall into two categories—all-age communities and age-restricted communities, commonly referred to as retirement communities.

        Each homeowner in a manufactured home community leases a site from the community. The manufactured home community owner owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance of the community. Generally, each homeowner is responsible for the maintenance of his home and upkeep of his leased site. In some cases, customers may rent homes or enter into a lease-to-own contract with the community owner maintaining ownership and responsibility for the maintenance and upkeep of the home during the lease period. Both of these options provide flexibility for customers seeking a more affordable, shorter term housing option and allow the community owner to meet a broader demand for housing, thus improving occupancy and cash flow.

        We believe manufactured home communities have several characteristics that make them an attractive investment when compared to certain other types of real estate, particularly multifamily, including:

        Significant Barriers to Entry:    We believe the supply of new manufactured home communities will be constrained due to significant barriers to entry present in the industry, including: (i) various zoning restrictions and negative zoning biases against manufactured home communities, (ii) substantial upfront costs associated with the development of infrastructure, amenities and other offsite improvements required by various governmental agencies and (iii) a significant length of time before lease-up and revenues can commence.

        Large and Growing Demographic Group of Potential Customers:    We consider households earning between $25,000 and $50,000 per year to be our core customer base. This demographic group represents approximately 30% of overall U.S. households, according to 2000 U.S. Census data. In addition, our Hispanic marketing initiative targets the fastest growing population segment in the U.S. According to U.S. Census data, from 1990 to 2000, the Hispanic population grew by approximately 58%, increasing from 22 million to 35 million versus an overall population growth rate of 13%. According to U.S. Census data, the Hispanic population increased from 9% to nearly 13% of the overall population from 1990 to 2000.

        Stable Resident Base:    We believe manufactured home communities tend to achieve and maintain a stable rate of occupancy, with an average residency tenure of approximately five to seven years, due to the following factors: (i) residents generally own their own homes, (ii) moving a manufactured home from one community to another involves substantial cost and effort and often results in the abandonment of on-site improvements made by the resident such as decks, garages, carports and landscaping and (iii) residents enjoy a sense of community inherent in manufactured home communities similar to residential subdivisions.

        Fragmented Ownership of Communities:    Manufactured home community ownership in the U.S. is highly fragmented, with a majority of manufactured home communities owned by individuals. The top five manufactured home community owners control approximately 6% of the total number of manufactured home community homesites.

        Low Recurring Capital Requirements:    While manufactured home community owners are responsible for maintaining the infrastructure of the community, each homeowner is responsible for the upkeep of his or her own home and homesite, thereby reducing the manufactured home community owner's ongoing maintenance expenses and capital requirements.

        Affordable Homeowner Lifestyle:    Manufactured home communities offer an affordable lifestyle typically unavailable in apartments, including lack of common walls, a yard for each resident, three bedroom/two bathroom or larger floor plans and a sense of community based on length of residency tenure, community layout and resident interaction fostered through community activities and programs.

        The manufactured housing industry continues to face a challenging operating environment which has resulted in losses, exits from the industry and significant curtailment of activity among manufacturers, retailers and consumer finance companies. According to MHI, industry shipments (a measure of manufactured home production and wholesale sales) have declined from 372,843 homes in 1998 to 130,937 in 2003. We believe this dramatic decline in production and sales is largely the result of an over-supply of consumer credit from 1994 to 1999, which led to over-stimulation in the manufacturing, retail and finance sectors of the industry. Current industry conditions are further exacerbated by historically low mortgage interest rates and less stringent credit requirements for the purchase of entry-level site-built homes, thereby reducing the price competitiveness of manufactured housing.

        We expect industry conditions to remain difficult for the foreseeable future, based partly on overall economic conditions throughout the U.S. and a continued shortage of available consumer financing for manufactured home buyers. We anticipate that demand for manufactured housing and manufactured home communities will improve if home mortgage interest rates return to higher historic levels, which should reduce the pricing differential between home mortgage interest rates and interest rates for financing the purchase of a manufactured home.

        Within the manufactured home community sector, community operators are currently facing several challenges, including: (i) an increase in repossessions and abandonments of manufactured homes resulting in an increase in bad debt expense, (ii) a shortage of available consumer financing for buyers of manufactured homes, (iii) weak overall economic conditions throughout the U.S., and (iv) a relatively low mortgage interest rate environment for financing purchases of entry-level site-built homes. Despite these conditions, which have combined to create downward pressure on occupancy, manufactured home community owners and operators have been relatively less affected than the other sectors of the manufactured housing industry, primarily due to a customer base with a long average residency tenure.

COMPETITION

        We compete with other owners and operators of manufactured home communities, as well as owners, operators and suppliers of alternative forms of housing such as multifamily housing and site-built homes. All of our properties are located in markets that include other manufactured home communities. The number of competing manufactured home communities in a particular market could have a material effect on our ability to lease sites and to maintain or raise rents. In addition, our communities generally are located in developed areas that include other competitive housing alternatives, such as apartments, land available for the placement of manufactured homes outside of established communities and new or existing site-built housing stock. The availability of these competing housing options in the markets in which we operate could have a material effect on our occupancy and rents. See "Risk Factors—Risks Related to Our Properties and Operations." With respect to acquisitions, we may compete with numerous other potential buyers (some with potentially greater resources or superior information), which could drive up acquisition costs and/or impede our ability to acquire additional communities at acceptable prices.

        We believe we have leading market share in 15 of our top 20 markets, which collectively represent approximately 66% of our total homesites and 70% of our total rental income, giving effect to the Hometown acquisition.

REGULATION

        Generally, manufactured home communities are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Each state and, in some instances individual municipalities, have enacted laws that govern the relationships between landlord and tenants. Changes in any of these laws or regulations, as well as changes in laws increasing the potential liability for environmental conditions or circumstances existing on properties or laws affecting development, construction, operation, upkeep and safety requirements may result in significant unanticipated expenditures, loss of homesites or other impairments to operations, which would adversely affect our cash flows from operating activities.

        The Federal Fair Housing Act, its state law counterparts and the regulations promulgated by HUD and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under 18) and handicap (disability) and, in some states, on financial capability. A failure to comply with these laws in our operations could result in litigation, fines, penalties or other adverse claims, or could result in limitations or restrictions on our ability to operate, any of which could have an adverse effect on our cash flows from operations.

        A variety of laws affect the sale of manufactured homes on credit, including the Federal Consumer Credit Protection Act (Truth-in-Lending), Regulation Z, the Federal Fair Credit Reporting Act and the Federal Equal Credit Opportunity Act, as well as similar state laws or regulations. The Federal Trade Commission has issued or proposed various Trade Regulation Rules dealing with unfair credit practices, collection efforts, preservation of consumers' claims and defenses and the like.

        Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional federal, state and local laws also exist that may require modifications to the properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature and in substantial capital expenditures. To the extent our properties are not in compliance, we are likely to incur additional costs to comply with the ADA.

        Warranties provided by us are subject to a variety of state laws and regulations. Our sale of manufactured homes may be subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto. Sales practices are governed at both the federal and state level through various consumer protection trade practices and public accommodation laws and regulations.

        Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, as well as subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto.

        Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

        Changes in any of the laws governing our conduct could have an adverse impact on our ability to conduct our business or could materially affect our financial position, operating income, expense or cash flow.

RENT CONTROL LEGISLATION

        Certain states and municipalities have adopted laws and regulations specifically regulating the ownership and operation of manufactured home communities. These laws and regulations include provisions imposing restrictions on the timing or amount of rent increases and granting to community residents a right of first refusal on a sale of their community by the owner to a third party. Enactments of similar laws have been considered from time to time in other jurisdictions. Including the Hometown acquisition, we currently own 8,621 homesites in two states that have rent control regulations, Florida and California. These communities represent 10.6% of our total communities and 12.9% of our total homesites. We presently expect to continue to operate manufactured home communities, and may in the future acquire manufactured home communities, in areas that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. Laws and regulations regulating landlord/tenant relationships or otherwise relating to the ownership and operation of manufactured home communities, whether existing law or enacted in the future, could limit our ability to increase rents or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances.

INSURANCE

        We believe that our properties are covered by adequate fire, flood and property insurance as well as commercial liability insurance provided by reputable companies and with commercially reasonable deductibles and limits. Furthermore, we believe our businesses and business assets are likewise adequately insured against casualty loss and third-party liabilities. Changes in the insurance market since September 11, 2001, have caused significant increases in insurance costs and deductibles, and have increased the risk that affordable insurance may not be available in the future.

EMPLOYEES

        Our employees are all employed by our management services subsidiary and perform various property management, maintenance, acquisition, renovation and management functions. As of December 31, 2003, our management services subsidiary had 521 full-time equivalent employees. None of the employees is represented by a union.

RISK FACTORS

        The following Risk Factors could adversely affect our revenue, expenses, net income, cash flow, ability to pay or refinance our debt obligations, ability to make distributions to our shareholders, and/or the per share trading price of our common and preferred stock. These risk factors take into account our IPO, the financing transaction and the Hometown acquisition.

Risks Related to Our Properties and Operations

        Adverse economic or other conditions in the markets in which we do business, including our five largest markets of Dallas-Fort Worth, Texas; Atlanta, Georgia; Salt Lake City, Utah; the Front Range of Colorado; and Jacksonville, Florida could negatively affect our occupancy and results of operations.    Our operating results are dependent upon our ability to achieve and maintain a high level of occupancy in our communities. Adverse economic or other conditions in the markets in which we do business, and specifically in metropolitan areas of those markets, may negatively affect our occupancy and rental rates.

        Our communities located in Dallas-Fort Worth, Texas; Atlanta, Georgia; Salt Lake City, Utah; the Front Range of Colorado; and Jacksonville, Florida contained approximately 11.0%, 7.6%, 5.0%, 4.9% and 3.8%, respectively, of our total homesites. As a result of the geographic concentration of our communities in these markets, we are particularly exposed to the risks of downturns in these local economies and to other local real estate market conditions or other conditions which could adversely affect our occupancy rates, rental rates and the values of communities in these markets.

        Our results of operations also would be adversely affected if our tenants are unable to pay rent or if our homesites or our rental homes are unable to be rented on favorable terms. If we are unable to promptly relet our homesites and rental homes or renew our leases for a significant number of our homesites or rental homes, or if the rental rates upon such renewal or reletting are significantly lower than expected rates, then our business and results of operations would be adversely affected. In addition, certain expenditures associated with each community (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from such community. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or market conditions.

        We may not successfully integrate the Hometown communities and realize the improvements in occupancy and operating results that we anticipate from this acquisition.    The Hometown acquisition is significantly larger than the largest portfolio acquisition of manufactured home communities we have completed to date. We do not have the same operating experience with the Hometown communities as we do with the manufactured home communities we currently operate. If we experience operating difficulties, or other difficulties in integrating the Hometown communities with the manufactured home communities we currently operate, or if we are not successful in implementing our rental home program and other initiatives in managing the Hometown communities, we may not be able to achieve the improvements in occupancy and operating results that we anticipate from the Hometown acquisition.

        The terms of our acquisition agreement with Hometown may cause us to incur additional costs and liabilities.     Pursuant to the acquisition agreement with Hometown, we have assumed all liabilities and obligations of Hometown with respect to the Hometown communities and the other acquired assets, whether known or unknown, absolute or contingent, and whether arising before or after the date we acquire the Hometown communities, subject to limited exceptions. In addition, Hometown is not required to indemnify us for any inaccuracy in or breach of any of its representations or warranties in the agreement. As a result of these provisions, we are responsible for liabilities and obligations with respect to the Hometown communities and the other acquired assets which we have no recourse to Hometown or anyone else, and we may incur costs in connection with completion of the Hometown acquisition in excess of our expected costs.

        We may not be able to maintain and improve our occupancy through expansion of our rental home program, which could negatively affect our revenue and our results of operations.    We have responded to the challenging operating environment for manufactured home communities by developing and implementing a range of programs and initiatives aimed at increasing and maintaining our occupancy, including our rental home program. Our ability to maintain and increase occupancy and improve our operating margins in our existing communities in the future will depend to a large degree upon the success of this program. Our ownership of rental homes also increases our capital requirements and our operating expenses and subjects us to greater exposure to risks such as re-leasing risks and mold-related claims.

        We may not be able to maintain and improve our occupancy through expansion of our in-community home sales and financing initiative, which could negatively affect our revenue and our results of operations.    We have responded to the challenging operating environment for manufactured home communities by developing and implementing a range of programs and initiatives aimed at increasing and maintaining our occupancy, including our in-community home sales and financing initiative. Our ability to maintain and increase occupancy and improve our operating margins in our existing communities in the future will depend to some degree upon the success of this initiative. Through our in-community home sales and consumer finance initiative, we intend to significantly expand our capability both to acquire for-sale manufactured home inventory and sell these homes to our residents at reasonable prices and to finance sales of these homes to residents in our communities. We have obtained a multi-year debt facility pursuant to which we will be able to fund up to $225 million supporting loan originations from the sale of homes in our communities. If we are not able to maintain this debt facility, we do not expect to be able to fully fund this initiative, which could significantly impair our ability to maintain or increase our occupancy in our communities and to achieve growth in our revenue and operating margins.

        We have no significant operating history in the consumer finance business and we cannot assure you that we will be able to successfully expand this initiative and manage this business. Loans produced by our in-community finance initiative may have higher default rates than we anticipate, and demand for consumer financing may decline. Our in-community home sales and finance initiative operates in a regulated industry with significant consumer protection laws, and the regulatory framework may change in a manner which may adversely affect our operating results. The regulatory environment and associated consumer finance laws create a risk of greater liability from our in-community home sales and finance initiative and could subject us to private claims and awards. This initiative is dependent on licenses granted by state and federal regulatory bodies, which may be withdrawn or which may not be renewed and which could have an adverse impact on our ability to achieve our operating objectives. We are in the process of obtaining the necessary state and federal licenses and permits for this initiative.

        The manufactured housing industry continues to face a challenging operating environment marked by a shortage of available financing for home purchases and a significant decrease in manufactured home shipments, which has put downward pressure on occupancy in manufactured home communities and may continue to do so.    The manufactured housing industry continues to face a challenging operating environment which has resulted in losses, exits from the industry and significant curtailment of activity among manufacturers, retailers and consumer finance companies. According to MHI, industry shipments (a measure of manufacturing production and wholesale sales) have declined from 372,843 homes in 1998 to 130,937 in 2003. We believe this ongoing period of challenging industry conditions was the result of an over-supply of consumer credit from 1994 to 1999, which led to over-stimulation in the manufacturing, retail and finance sectors of the industry. When compared to the manufacturing, retail home sales and consumer finance sectors of the manufactured housing industry, the manufactured home community sector has been relatively less affected than the other three sectors but is also facing challenging conditions, including an increase in the number of repossessed and abandoned homes, a shortage of consumer financing to support new manufactured home sales and move-ins and resale of existing homes in manufactured home communities, and historically low mortgage interest rates and favorable credit terms for traditional entry-level site-built housing, all of which has put downward pressure on occupancy levels in our manufactured home communities and may continue to do so. We expect industry conditions will remain difficult for the foreseeable future, based partly on overall economic conditions throughout the U.S. and a continued shortage of consumer financing for manufactured home buyers.

        The availability of competing housing alternatives in our markets could negatively affect occupancy levels and rents in our communities, which could adversely affect our revenue and our results of operations.    All of our properties are located in markets that include other manufactured home communities. The number of competing manufactured home communities in a particular market could have a material effect on our ability to lease our homesites and to maintain or raise rents. Other forms of multifamily residential properties and single family housing, including rental properties, represent competitive alternatives to our communities. The availability of a number of other housing options, such as apartment units and new or existing site-built housing stock, could have a material effect on our occupancy and rents.

        Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow.    We maintain comprehensive liability, fire, flood (where appropriate), extended coverage and rental loss insurance with respect to our properties with policy specifications, limits and deductibles customarily carried for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in, and anticipated profits and cash flow from, a property. In addition, if any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss or the amount of the loss may exceed our coverage for the loss.

        Environmental compliance costs and liabilities associated with operating our communities may affect our results of operations.    Under various federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to lease, sell or rent such property or to borrow using such property as collateral.

        In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. All but one of our properties and all of the properties we have under contract to acquire have been subject to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. These environmental audits have not revealed any significant environmental liability that we believe would have a material adverse effect on our business or results of operations. No assurances can be given that existing environmental studies with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of our properties did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties. Furthermore, material environmental conditions, liabilities, or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

        Increases in taxes and regulatory compliance costs may reduce our revenue.    Costs resulting from changes in real estate tax laws and environmental laws generally are not passed through to tenants directly and will affect us. Increases in income, service or other taxes generally are not passed through to tenants under leases.

        Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents or dispose of our properties.    Certain states and municipalities have adopted laws and regulations specifically regulating the ownership and operation of manufactured home communities. These laws and regulations include provisions imposing restrictions on the timing or amount of rent increases and granting to community residents a right of first refusal on a sale of their community by the owner to a third party. Enactments of similar laws and regulations have been or may be considered from time to time in other jurisdictions. Including the Hometown acquisition, we currently own 8,621 homesites in two states that have rent control regulations, Florida and California. These communities represent 10.6% of our total communities and 12.9% of our total homesites after giving effect to the Hometown acquisition. We presently expect to continue to operate manufactured home communities, and may in the future acquire manufactured home communities, in areas that either are subject to one or more of these types of laws or regulations or in which legislation with respect to such laws or regulations may be enacted in the future. Laws and regulations regulating landlord/tenant relationships or otherwise relating to the ownership and operation of manufactured home communities, whether existing law or enacted in the future, could limit our ability to increase rents or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances.

        Exposure to mold and contamination-related claims could adversely affect our results of operations.    We own a significant number of rental homes, which we lease to third parties. In each of these rental homes, we run a risk of mold, mildew and/or fungus related claims if these items are found in any home. In addition, we provide water and sewer systems in our communities and we run the risk that if a home is not properly connected to a system, or if the integrity of the system is breached, mold or other contamination can develop. If this were to occur, we could incur significant remedial costs and we may also be subject to private damage claims and awards, which could be material.

        We may incur significant costs complying with other regulations.    The properties in our portfolio are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We believe that the properties in our portfolio are currently in material compliance with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures.

        Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.    Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. If one or more of our communities is not in compliance with the ADA, the FHAA or other legislation, then we would be required to incur additional costs to bring the community into compliance.

        Expansion of our existing communities entails certain risks which may negatively affect our operating results.     We may expand our existing communities where a community contains adjacent undeveloped land and where the land is zoned for manufactured housing. The manufactured home community expansion business involves significant risks in addition to those involved in the ownership and operation of established manufactured home communities, including the risks that financing may not be available on favorable terms for expansion projects, that the cost of construction may exceed estimates or budgets, that construction and lease-up may not be completed on schedule resulting in increased debt service expense and construction costs, that long-term financing may not be available on completion of construction, and that homesites may not be leased on profitable terms or at all. In connection with any expansion of our existing communities.

Risks Related to Our Debt Financings

        We are subject to the risks normally associated with debt financing, including the risk that payments of principal and interest on borrowings may leave us with insufficient cash to operate our communities or to pay the distributions currently contemplated or necessary to maintain our REIT status.    We have approximately $947 million of outstanding indebtedness, all of which will be secured. Our charter documents contain no limitation on the amount of indebtedness we may incur. We expect to incur additional debt in connection with future acquisitions. We may borrow under our revolving credit facility or borrow new funds to acquire such properties. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancing and equity offerings. Further, we may need to borrow funds to make distributions required to maintain our REIT status or to meet our expected distributions. If we are required to utilize our revolving credit facility for purposes other than acquisition activity, this will reduce the amount available for acquisitions and could slow our growth. Therefore, our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences.

        Certain of our debt facilities contain covenants that restrict our ability to make distributions or other payments to our stockholders unless certain financial tests or other criteria are satisfied.    We may fail to qualify as a REIT if we do not make the distributions required to maintain our REIT status. This would subject us to additional corporate taxation and reduce our ability to make distributions to our stockholders. If we breach any of these covenants, the applicable lender can declare a default and require us to repay the indebtedness immediately and if the debt is secured, can immediately take possession of the property securing such loan.

        We could become more highly leveraged because our organizational documents contain no limitation on the amount of debt we may incur.    Our organizational documents contain no limitations on the amount of indebtedness that we or our operating partnership may incur. Although we intend to maintain a balance between our total outstanding indebtedness and the value of our portfolio, we could alter this balance at any time. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to maintain our REIT status, and could harm our financial condition.

        Under the terms of our senior revolving credit facility, we cannot make distributions to our stockholders unless no event of default exists under the facility and either (i) the aggregate amount of such distributions to our stockholders over any period of four calendar quarters does not exceed 90% of our funds from operations (as defined under the facility) over such period of four calendar quarters, plus $30 million in the aggregate for distributions made during the four fiscal quarters ending March 31, 2005 so long as the distribution per share of our common stock does not change during these four fiscal quarters, or (ii) such distribution is required in order for us to maintain our status as a REIT for federal income tax purposes.

        Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make distributions to our stockholders.    Approximately 20% of our debt is subject to variable interest rates. An increase in interest rates could increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and to make distributions to our stockholders. After giving effect to the financing transaction, we had a total of $187.9 million of variable rate debt bearing a weighted average interest rate of approximately 4.12% per annum. On February 26, 2004 we entered into a two-year interest rate swap agreement pursuant to which we will effectively fix the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, approximately 9% of our total indebtedness is subject to variable interest rates for a minimum of two years.

        Failure to hedge effectively against interest rate changes may adversely affect our results of operations.    We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes.

        Our growth depends on external sources of capital which are outside of our control.    In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

  •
  general market conditions;

  •
  the market's perception of our growth potential;

  •
  our current debt levels;

  •
  our current and expected future earnings;

  •
  our cash flow and cash distributions; and/or

  •
  the market price per share of our common stock.

Risks Related to Organizational and Corporate Structure

        Our stockholders associated with Thomas H. Lee Partners, L.P., UBS Capital Americas, LLC and Nassau Capital Funds, L.P. own approximately 32.8% in the aggregate of our outstanding common stock on a fully diluted basis, have six representatives on our eleven-member board of directors and will have the ability to control most actions taken by our board of directors and to exercise substantial influence over any matter presented to our stockholders.

        Our business could be harmed if key personnel terminate their employment with us.    Our success is dependent on the efforts of our executive officers and senior management team. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely affect our operations.

        Our failure to qualify as a REIT would result in higher tax expenses and reduced cash available for distribution to our common stockholders.    Although we believe that we have operated and will continue to operate in a manner that enables us to meet the requirements for qualification as a REIT for U.S. federal income tax purposes, no assurance can be given that we are organized or will continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations, and involve the determination of various factual matters and circumstances not entirely within our control. If we fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and would be subject to U.S. federal income tax on our taxable income at corporate tax rates. Moreover, we could be disqualified from electing to be a REIT for the four taxable years following the year during which our qualification is lost. This disqualification would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us.

        Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturer's financial condition and disputes between us and our co-venturers.    We may co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. We will seek to maintain sufficient control of such entities to permit them to achieve our business objectives.

        Conflicts of interest could arise as a result of our relationship with our operating partnership.    Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company and our stockholders under applicable Maryland law in connection with their management of our company. At the same time, we, as general partner, have fiduciary duties to our operating partnership and to the limited partners under Delaware law in connection with the management of our operating partnership. Our duties as general partner to our operating partnership and its partners, may come into conflict with the duties of our directors and officers to our company and our stockholders. The partnership agreement of our operating partnership does not require us to resolve such conflicts in favor of either our stockholders or the limited partners in our operating partnership.

        We may change our investment and financing strategies and enter into new lines of business without stockholder consent, which may result in riskier investments than our current investments.    We may change our investment and financing strategies and enter into new lines of business at any time without the consent of our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this prospectus. A change in our investment strategy or our entry into new lines of business may increase our exposure to interest rate and other risk or real estate market fluctuations.

        We may incur adverse consequences if we expand or enter into new non-real estate business ventures.    Our operating partnership owns or invests in businesses that currently or may in the future engage in more diverse and riskier ventures, such as the sale of manufactured homes, financing of manufactured home sales, inventory financing, sales of home improvement products, brokerage of manufactured homes, acting as agent for sales of insurance and related products, third-party property management and other non-real estate business ventures that our management and board of directors determine, using reasonable business judgment, will benefit us.

        If we seek to enter into new non-real estate business ventures and to grow our existing non-real estate business ventures we may risk our ability to maintain our REIT status. In addition, this strategy would expose the holders of our securities to more risk than a business strategy in which our operations are limited to real estate business ventures because we do not have the same experience in non-real estate business ventures that we do in the ownership and operation of manufactured home communities and the related businesses we conduct.

        The majority of our management has no experience operating a public company.    We have no operating history as a public company. Our board of directors and executive officers will have overall responsibility for our management and, while certain of our officers have extensive experience in real estate marketing, acquisitions, development, management, finance and law, none of them has significant prior experience in operating a public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a public company.

        To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.    To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

OUR MARKETS

        The following table sets forth certain information regarding our top 20 markets arranged from our largest market to our smallest market, as of December 31, 2003, and also including the Hometown acquisition.

Market	Number of Total Homesites	Percentage of Total Homesites	Occupancy as of 12/31/03
Dallas/Ft. Worth, TX	7,369	11.0%	79.4%
Atlanta, GA	5,074	7.6%	79.7%
Salt Lake City, UT	3,310	5.0%	93.6%
Front Range of CO	3,301	4.9%	92.5%
Jacksonville, FL	2,525	3.8%	81.5%
Kansas City/Lawrence/Topeka, MO-KS	2,436	3.6%	89.7%
Wichita, KS	2,315	3.5%	72.7%
St. Louis, MO-IL	2,159	3.2%	82.7%
Orlando, FL	1,996	3.0%	85.3%
Oklahoma City, OK	1,911	2.9%	81.1%
Greensboro/Winston Salem, NC	1,416	2.1%	69.8%
Davenport/Moline/Rock Island, IA-IL	1,410	2.1%	85.2%
Montgomery, AL	1,288	1.9%	54.9%
Charleston/North Charleston, SC	1,233	1.8%	77.0%
Elkhart/Goshen, IN	1,225	1.8%	78.9%
Inland Empire, CA	1,223	1.8%	90.8%
Southeast Florida	1,124	1.7%	91.5%
Raleigh/Durham/Chapel Hill, NC	1,095	1.6%	84.9%
Tampa/Lakeland/Winter Haven, FL	1,005	1.5%	74.5%
Sioux City, IA-NE	996	1.5%	82.7%

Subtotal—top 20 Markets	44,411	66.4%	82.1%
All Other Markets	22,430	33.6%	76.3%

Total/Weighted Average	66,841	100.0%	80.1%

ITEM 2.    THE PROPERTIES

GENERAL

        As of December 31, 2003, giving effect to the Hometown acquisition, our portfolio consisted of 302 manufactured home communities comprising approximately 67,000 homesites located in 29 states, generally oriented toward all-age living.

        As of December 31, 2003, giving effect to the Hometown acquisition, our communities had an occupancy rate of 80.1%, and the average monthly rental income per occupied homesite was $306. Leases for homeowners are generally month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

        We believe expansion opportunities provide a meaningful growth opportunity at substantially lower risk than new development. Such expansion can offer significant cost advantages to the extent common area amenities and on-site management personnel can service the property expansions. As of December 31, 2003, giving effect to the Hometown acquisition, we had undeveloped land within or adjacent to existing communities containing approximately 3,000 additional expansion homesites. The undeveloped land is expected to facilitate future growth to the extent conditions warrant. In addition, we will consider upgrading or adding facilities and amenities to certain communities in order to make those communities more attractive in their markets to the extent we expect to achieve enhanced returns on our investment.

        The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of December 31, 2003, and also including the Hometown acquisition. Rental income includes homeowner rental income and home renter rental income reduced by move in bonuses and rent concessions.

Community Name	Hometown Community	City	State	Number of Homesites	Occupancy as of Dec. 31, 2003	Rental Income Per Occupied Homesite Per Month
Dallas—Ft. Worth, TX
Meadow Glen	*	Keller	TX	409	79.7%	$250
Brookside Village	*	Dallas	TX	394	82.5%	258
Southfork		Denton	TX	341	90.3%	385
Creekside		Seagoville	TX	319	76.5%	284
Summit Oaks		Fort Worth	TX	292	76.0%	343
Village North		Lewisville	TX	289	92.0%	370
Chalet City		Crowley	TX	257	88.3%	309
Twin Parks		Arlington	TX	249	55.4%	398
Lakewood		Royse City	TX	240	75.0%	383
Arlington Lakeside	*	Arlington	TX	233	77.7%	312
Quail Run		Hutchins	TX	231	71.0%	335
Willow Terrace		Fort Worth	TX	227	67.0%	354
Mesquite Meadows		Dallas	TX	216	75.5%	283
Amber Village		Dallas	TX	206	66.5%	277
Highland Acres		Lewisville	TX	199	84.9%	363
Terrell Crossing		Terrell	TX	196	61.2%	346
Eagle Ridge		Lewisville	TX	193	86.5%	354
Denton Falls		Denton	TX	188	67.6%	335
Rolling Hills		Dallas	TX	183	86.3%	272
Dynamic		DeSoto	TX	156	87.8%	323
Cottonwood Grove		Plano	TX	152	92.1%	473
Mesquite Ridge		Dallas	TX	146	71.9%	287
Silver Leaf	*	Mansfield	TX	145	95.2%	247
Willow Springs		Fort Worth	TX	140	77.1%	363
Aledo		Aledo	TX	139	86.3%	285
Golden Triangle		Coppell	TX	138	89.9%	392
Dynamic II		DeSoto	TX	136	87.5%	329
Shadow Mountain		Sherman	TX	129	82.2%	245
El Lago		Fort Worth	TX	123	92.7%	331
Mesquite Green		Dallas	TX	122	88.5%	257
Hampton Acres		DeSoto	TX	119	68.9%	463
Creekside at Kimberly		Seagoville	TX	114	71.9%	285
Sunset Village		Gainesville	TX	112	85.7%	275
Shady Creek		Seagoville	TX	96	78.1%	285
Oak Park Village		Coppell	TX	95	90.5%	397
Creekside Estates		Seagoville	TX	92	70.7%	307
Hidden Oaks		Fort Worth	TX	87	72.4%	402
El Dorado		Sherman	TX	79	81.0%	268
Mulberry Heights		Fort Worth	TX	68	73.5%	412
Zoppe's		Seagoville	TX	60	88.3%	182
El Lago II		Fort Worth	TX	59	76.3%	361

Dallas—Fort Worth Totals/Weighted Average				7,369	79.4%	$324

Atlanta, GA
Hunter Ridge	*	Jonesboro	GA	838	77.2%	$317
Landmark Village	*	Fairburn	GA	524	77.9%	311
Shadowood	*	Acworth	GA	506	80.8%	329
Riverdale	*	Riverdale	GA	481	70.1%	317
Lamplighter Village	*	Marietta	GA	431	82.1%	350
Stone Mountain	*	Stone Mountain	GA	354	78.8%	356
Castlewood Estates	*	Mableton	GA	334	81.7%	317
Woodlands of Kennesaw	*	Kennesaw	GA	273	79.9%	359
Smoke Creek	*	Snellville	GA	264	81.4%	328
Four Seasons	*	Fayetteville	GA	214	83.6%	296
Marnelle	*	Fayetteville	GA	205	83.4%	293
Friendly Village	*	Lawrenceville	GA	203	96.1%	361
Plantation Estates	*	Douglasville	GA	138	76.1%	261
Golden Valley	*	Douglasville	GA	131	70.2%	293
Lakeside	*	Lithia Springs	GA	103	85.4%	252
Jonesboro	*	Jonesboro	GA	75	100.0%	265

Atlanta, GA Totals/Weighted Average				5,074	79.7%	$322

Salt Lake City, UT
Camelot		Salt Lake City	UT	379	98.9%	$366
Country Club Mobile Estates		Salt Lake City	UT	323	100.0%	353
Crescentwood Village		Sandy	UT	273	100.0%	333
Windsor Mobile Estates		West Valley City	UT	249	94.8%	344
Evergreen Village	*	Pleasant View	UT	238	78.6%	288
Riverdale		Riverdale	UT	232	97.8%	309
Villa West		West Jordan	UT	211	98.1%	333
Lakeview Estates		Layton	UT	209	95.2%	318
Sunset Vista	*	Magna	UT	207	79.2%	310
Riverside		West Valley City	UT	201	80.6%	494
Sundown		Clearfield	UT	200	89.0%	302
Viking Villa		Ogden	UT	192	96.9%	258
Washington Mobile Estates		Ogden	UT	186	95.2%	291
Brookside		West Jordan	UT	170	97.1%	329
Redwood Village		Salt Lake City	UT	40	97.5%	342

Salt Lake City, UT Totals/Weighted Average				3,310	93.6%	$332

Front Range of CO
Harmony Road		Fort Collins	CO	486	94.4%	$408
Stoneybrook		Greeley	CO	429	75.5%	352
Wikiup		Henderson	CO	339	98.5%	438
Villa West		Greeley	CO	333	94.3%	375
The Meadows		Aurora	CO	303	94.4%	452
Mountainside Estates		Golden	CO	229	86.0%	479
Thornton Estates		Denver	CO	207	98.6%	451
Countryside		Greeley	CO	173	96.0%	326
Inspiration Valley		Arvada	CO	143	95.8%	468
Pleasant Grove		Fort Collins	CO	114	93.0%	385
Loveland		Loveland	CO	113	96.5%	366
Sheridan		Arvada	CO	111	96.4%	458
Grand Meadow		Longmont	CO	104	99.0%	343
Mobile Gardens		Denver	CO	100	99.0%	478
Shady Lane		Commerce City	CO	66	89.4%	360
Commerce Heights		Commerce City	CO	51	96.1%	405

Front Range of CO Totals/Weighted Average				3,301	92.5%	$410

Jacksonville, FL
Portside		Jacksonville	FL	929	96.9%	$326
Country Village	*	Jacksonville	FL	643	83.5%	332
Ortega Village		Jacksonville	FL	284	78.2%	307
Camden Point	*	Kingsland	GA	268	33.6%	242
Deerpointe		Jacksonville	FL	212	75.9%	314
Magnolia Circle		Jacksonville	FL	127	75.6%	253
Connie Jean		Jacksonville	FL	62	85.5%	215

Jacksonville, FL Totals/Weighted Average				2,525	81.5%	$314

Kansas City—Lawrence—Topeka, MO—KS
Springdale Lake		Belton	MO	441	88.0%	$276
River Oaks		Kansas City	KS	397	88.2%	258
Northland		Kansas City	MO	281	97.9%	273
Ridgewood Estates		Topeka	KS	277	89.9%	265
Easy Living		Lawrence	KS	263	93.5%	295
Meadowood		Topeka	KS	250	90.8%	218
Harper Woods		Lawrence	KS	142	86.6%	310
Shawnee Hills		Topeka	KS	111	63.1%	301
Pine Hills		Lawrence	KS	95	91.6%	276
Riverside		Lawrence	KS	93	95.7%	258
Brittany Place		Topeka	KS	86	93.0%	251

Kansas City—Lawrence—Topeka, MO—KS Totals/Weighted Average				2,436	89.7%	$269

Wichita, KS
The Towneship at Clifton		Wichita	KS	551	69.5%	$273
Twin Oaks		Wichita	KS	393	81.9%	256
Chisholm Creek	*	Wichita	KS	254	66.9%	225
The Woodlands		Wichita	KS	244	76.2%	276
Navajo Lake Estates		Wichita	KS	160	79.4%	272
Glen Acres		Wichita	KS	136	75.7%	251
Sherwood Acres		Wichita	KS	112	66.1%	323
La Del Manor		Goddard	KS	99	50.5%	228
Sleepy Hollow		Wichita	KS	86	54.7%	330
Park Avenue Estates		Haysville	KS	85	80.0%	386
El Caudillo		Wichita	KS	67	94.0%	284
Sunset 77		Douglass	KS	52	75.0%	218
Audora		Wichita	KS	41	78.0%	326
Sycamore Square		Wichita	KS	35	51.4%	191

Wichita, KS Totals/Weighted Average				2,315	72.7%	$270

St. Louis, MO—IL
Enchanted Village		Alton	IL	506	76.1%	$287
Mallard Lake	*	Pontoon Beach	IL	278	88.5%	282
Country Club Manor		Imperial	MO	248	89.1%	283
Siesta Manor		Fenton	MO	227	81.5%	251
Sunswept		Fenton	MO	208	67.3%	244
Brookshire Village		House Springs	MO	202	80.2%	248
Castle Acres		O'Fallon	IL	167	94.6%	224
Rockview Heights		Arnold	MO	103	89.3%	318
Vogel Manor MHC		Arnold	MO	73	94.5%	224
Oak Grove		Godfrey	IL	73	90.4%	300
Bush Ranch		House Springs	MO	46	80.4%	222
Hidden Acres		Arnold	MO	28	85.7%	263

St. Louis, MO—IL Totals/Weighted Average				2,159	82.7%	$267

Orlando, FL
Shadow Hills	*	Orlando	FL	670	66.1%	$352
Siesta Lago		Kissimmee	FL	490	93.9%	336
Chalet North		Apopka	FL	403	92.8%	332
College Park		Orlando	FL	133	97.7%	236
Carriage Court East		Orlando	FL	128	97.7%	282
Carriage Court Central		Orlando	FL	118	99.2%	278
Wheel Estates		Orlando	FL	54	100.0%	227

Orlando, FL Totals/Weighted Average				1,996	85.3%	$321

Oklahoma City, OK
Burntwood		Oklahoma City	OK	411	87.3%	$240
Westlake		Oklahoma City	OK	338	78.4%	287
Westmoor		Oklahoma City	OK	284	69.4%	334
Meridian Sooner		Oklahoma City	OK	207	98.6%	271
Golden Rule		Oklahoma City	OK	201	79.1%	289
Timberland		Oklahoma City	OK	174	83.9%	274
Overholser Village		Oklahoma City	OK	170	81.2%	287
Glenview		Oklahoma City	OK	64	73.4%	263
Misty Hollow		Midwest City	OK	62	56.5%	335

Oklahoma City, OK Totals/Weighted Average				1,911	81.1%	$280

Greensboro—Winston Salem, NC
Oakwood Forest	*	Greensboro	NC	482	69.1%	$297
Woodlake	*	Greensboro	NC	308	66.2%	262
Autumn Forest	*	Brown Summit	NC	299	55.9%	273
Village Park		Greensboro	NC	242	89.3%	259
Gallant Estates		Greensboro	NC	85	80.0%	222

Greensboro—Winston Salem, NC Totals/Weighted Average				1,416	69.8%	$272

Davenport—Moline—Rock Island, IA—IL
Cloverleaf		Moline	IL	291	98.3%	$269
Silver Creek	*	Davenport	IA	280	85.0%	225
Five Seasons Davenport	*	Davenport	IA	270	78.5%	225
Falcon Farms	*	Port Byron	IL	215	84.7%	263
Lakewood Estates	*	Davenport	IA	180	88.9%	294
Lakeside	*	Davenport	IA	124	66.1%	242
Whispering Hills		Coal Valley	IL	50	82.0%	264

Davenport—Moline—Rock Island, IA—IL Totals/Weighted Average				1,410	85.2%	$253

Montgomery, AL
Woodland Hills	*	Montgomery	AL	628	69.9%	$180
Lakewood	*	Montgomery	AL	396	37.1%	197
Heritage Point	*	Montgomery	AL	264	45.8%	204

Montgomery, AL Totals/Weighted Average				1,288	54.9%	$188

Charleston—North Charleston, SC
Carnes Crossing	*	Summerville	SC	604	76.3%	$232
Saddlebrook	*	N. Charleston	SC	425	88.5%	246
The Pines	*	Ladson	SC	204	54.9%	157

Charleston—North Charleston, SC Totals/Weighted Average				1,233	77.0%	$228

Elkhart—Goshen, IN
Broadmore	*	Goshen	IN	370	64.3%	$310
Highland	*	Elkhart	IN	246	87.0%	233
Twin Pines	*	Goshen	IN	238	89.1%	295
Oak Ridge	*	Elkhart	IN	204	84.8%	284
Forest Creek	*	Elkhart	IN	167	77.2%	403

Elkhart—Goshen, IN Totals/Weighted Average				1,225	78.9%	$297

Inland Empire, CA
Americana		Hemet	CA	309	84.8%	$444
Meridian Terrace		San Bernardino	CA	257	95.3%	423
Parkview Estates		San Jacinto	CA	200	80.5%	424
Bermuda Palms	*	Indio	CA	185	97.8%	329
La Quinta Ridge	*	Indio	CA	151	94.0%	386
Lido Estates		Lancaster	CA	121	98.3%	491

Inland Empire, CA Totals/Weighted Average				1,223	90.8%	$415

Southeast Florida
Western Hills		Fort Lauderdale	FL	394	88.8%	$511
Sunshine City		Plantation	FL	350	89.4%	442
Lakeside of the Palm Beaches		West Palm Beach	FL	260	95.8%	413
Havenwood		Pompano Beach	FL	120	97.5%	465

Southeast Florida Totals/Weighted Average				1,124	91.5%	$462

Raleigh—Durham—Chapel Hill, NC
Green Spring Valley		Raleigh	NC	322	91.0%	$287
Foxhall Village	*	Raleigh	NC	315	75.2%	340
Deerhurst		Wendell	NC	202	86.1%	283
Stony Brook North		Raleigh	NC	184	89.7%	362
Pleasant Grove		Fuquay—Varina	NC	72	84.7%	221

Raleigh—Durham—Chapel Hill, NC Totals/Weighted Average				1,095	84.9%	$309

Tampa—Lakeland—Winter Haven, FL
Winter Haven Oaks	*	Winter Haven	FL	343	54.5%	$223
Pedaler's Pond	*	Lake Wales	FL	214	82.2%	245
Cypress Shores		Winter Haven	FL	204	93.1%	256
Indian Rocks	*	Largo	FL	148	71.6%	295
Alafia Riverfront	*	Riverview	FL	96	93.8%	304

Tampa—Lakeland—Winter Haven, FL Totals/Weighted Average				1,005	74.5%	$257

Sioux City, IA—NE
Evergreen Village		Sioux City	IA	519	77.1%	$267
Siouxland Estates		S. Sioux City	NE	271	88.9%	283
Tallview Terrace		Sioux City	IA	206	88.8%	253

Sioux City, IA—NE Totals/Weighted Average				996	82.7%	$268

Syracuse, NY
Casual Estates	*	Liverpool	NY	961	60.4%	$344

Des Moines, IA
Southridge Estates		Des Moines	IA	259	85.7%	$298
Country Club Crossing		Altoona	IA	226	83.6%	275
Sunrise Terrace		Newton	IA	200	90.0%	241
Ewing Trace		Des Moines	IA	182	98.9%	288
Arbor Lake		Grinnell	IA	40	75.0%	233

Des Moines, IA Totals/Weighted Average				907	88.3%	$275

Flint, MI
Torrey Hills	*	Flint	MI	377	82.8%	$337
Villa	*	Flint	MI	319	72.1%	343
Birchwood Farms	*	Birch Run	MI	143	88.8%	297

Flint, MI Totals/Weighted Average				839	79.7%	$332

Western Slope of CO
Northbrook Villas		Montrose	CO	355	68.5%	$275
Grand Oasis		Moab	UT	263	67.7%	313
Picture Ranch		Clifton	CO	114	99.1%	240
The Vineyards		Clifton	CO	98	89.8%	291

Western Slope of CO Totals/Weighted Average				830	74.9%	$282

Corpus Christi, TX
Misty Winds	*	Corpus Christi	TX	354	84.5%	$291
Seascape		Corpus Christi	TX	250	62.0%	316
Seamist		Corpus Christi	TX	172	56.4%	448

Corpus Christi, TX Totals/Weighted Average				776	71.0%	$326

Pueblo, CO
Meadowbrook		Pueblo	CO	387	74.2%	$312
Sunset Country		Pueblo	CO	204	77.9%	335
Oasis		Pueblo	CO	161	91.9%	331

Pueblo, CO Totals/Weighted Average				752	79.0%	$323

Charlotte, NC
Berryhill Commons		Charlotte	NC	257	36.2%	$234
Creekside Terrace		Gastonia	NC	250	22.4%	172
Berryhill Acres		Charlotte	NC	244	26.2%	269

Charlotte, NC Total/Weighted Average				751	28.4%	$228

Cedar Rapids, IA
Marion Village	*	Marion	IA	486	84.6%	$235
Cedar Terrace	*	Cedar Rapids	IA	255	80.0%	236

Cedar Rapids, IA Totals/Weighted Average				741	83.0%	$235

Nashville, TN
Countryside Village		Columbia	TN	351	64.7%	$276
Shady Hills	*	Nashville	TN	251	64.5%	229
Trailmont	*	Goodlettsville	TN	131	95.4%	293

Nashville, TN Totals/Weighted Average				733	70.1%	$265

Birmingham, AL
Green Park South	*	Pelham	AL	421	91.2%	$260
100 Oaks	*	Fultondale	AL	235	66.0%	241

Birmingham, AL Totals/Weighted Average				656	82.2%	$254

Tyler, TX
Shiloh Pines		Tyler	TX	350	71.1%	$295
Eagle Creek	*	Tyler	TX	194	73.2%	267
Rose Country Estates		Tyler	TX	105	80.0%	342

Tyler, TX Totals/Weighted Average				649	73.2%	$295

Manhattan, KS
Colonial Gardens		Manhattan	KS	342	97.7%	$269
Riverchase		Manhattan	KS	159	95.0%	287
Blue Valley		Manhattan	KS	148	91.9%	339

Manhattan, KS Totals/Weighted Average				649	95.7%	$289

Pocatello, ID
Philbin Estates		Pocatello	ID	180	42.2%	$199
Cowboy		Pocatello	ID	174	81.6%	342
Belaire		Pocatello	ID	171	83.6%	261
Lakeview		American Falls	ID	78	78.2%	248

Pocatello, ID Totals/Weighted Average				603	70.0%	$276

Shreveport—Bossier City, LA
Pinecrest Village	*	Shreveport	LA	446	74.7%	$184
Stonegate	*	Shreveport	LA	157	94.3%	225

Shreveport—Bossier City, LA Totals/Weighted Average				603	79.8%	$196

Stillwater, OK
Crestview	*	Stillwater	OK	238	62.6%	$261
Eastern Villa		Stillwater	OK	128	85.2%	250
Countryside		Stillwater	OK	120	80.0%	267
Oakridge/Stonegate		Stillwater	OK	108	90.7%	273

Stillwater, OK Totals/Weighted Average				594	76.1%	$262

Southern New York
New Twin Lakes		Middletown	NY	257	96.9%	$462
Spring Valley Village		Spring Valley	NY	135	100.0%	617
Connelly Village		Connelly	NY	100	100.0%	373
Washingtonville Manor		Washingtonville	NY	83	98.8%	533

Southern New York Totals/Weighted Average				575	98.4%	$494

Las Cruces, NM
Encantada	*	Las Cruces	NM	354	89.5%	$317
Valley Verde		Las Cruces	NM	220	68.2%	266

Las Cruces, NM Totals/Weighted Average				574	81.4%	$301

Gainesville, FL
Oak Park Village		Gainesville	FL	347	92.5%	$221
Whitney		Gainesville	FL	206	99.5%	232

Gainesville, FL Totals/Weighted Average				553	95.1%	$225

Huntsville, AL
Merrimac Manor		Huntsville	AL	172	18.0%	$427
Green Cove		Huntsville	AL	164	85.4%	165
Cedar Creek		Huntsville	AL	132	60.6%	203
Rambling Oaks		Huntsville	AL	82	82.9%	218

Huntsville, AL Totals/Weighted Average				550	58.0%	$213

Gillette, WY
Eastview		Gillette	WY	214	74.8%	$332
Westview		Gillette	WY	130	96.2%	257
Highview		Gillette	WY	94	95.7%	248
Park Plaza		Gillette	WY	78	97.4%	265

Gillette, WY Totals/Weighted Average				516	87.4%	$285

Casper, WY
Hidden Hills		Casper	WY	128	96.1%	$279
Terrace		Casper	WY	112	99.1%	257
Green Valley Village		Casper	WY	106	89.6%	347
Plainview		Casper	WY	72	86.1%	328
Terrace II		Casper	WY	70	97.1%	353

Casper, WY Totals/Weighted Average				488	94.1%	$305

Grand Forks, ND
Columbia Heights	*	Grand Forks	ND	302	95.0%	$300
President's Park	*	Grand Forks	ND	174	84.5%	268

Grand Forks, ND Totals/Weighted Average				476	91.2%	$289

Cheyenne, WY
Big Country	*	Cheyenne	WY	251	90.8%	$233
Cimmaron Village		Cheyenne	WY	155	94.2%	327
Englewood Village		Cheyenne	WY	61	95.1%	281

Cheyenne, WY Total/Weighted Average				467	92.5%	$271

San Antonio, TX
Placid		Converse	TX	249	73.9%	$299
Pecan Grove		Schertz	TX	194	67.0%	306

San Antonio, TX Totals/Weighted Average				443	70.9%	$302

Mobile, AL
Sea Pines	*	Mobile	AL	429	35.9%	$201

Salina, KS
Cedar Creek		Salina	KS	155	59.4%	$292
Prairie Village		Salina	KS	130	90.0%	229
West Cloud Commons		Salina	KS	113	70.8%	254

Salina, KS Totals/Weighted Average				398	72.6%	$256

Fayetteville—Springdale, AR
Northern Hills		Springdale	AR	181	89.0%	$280
Western Park		Fayetteville	AR	114	81.6%	236
Oak Glen		Fayetteville	AR	87	82.8%	234

Fayetteville—Springdale, AR Totals/Weighted Average				382	85.3%	$256

Augusta, GA
Butler Creek	*	Augusta	GA	376	55.1%	$239

Naples, FL
Southwind Village	*	Naples	FL	337	96.7%	$382

Portland, OR
Fox Run		Portland	OR	199	69.8%	$454
Riverview	*	Clackamas	OR	133	87.2%	424

Portland, OR Totals/Weighted Average				332	76.8%	$440

Dubuque, IA
Terrace Heights	*	Dubuque	IA	317	87.7%	$273

Mount Pleasant, MI
Pleasant Ridge	*	Mount Pleasant	MI	305	54.8%	$239

Hays, KS
Countryside		Hays	KS	214	82.7%	$230
Nationwide Village		Hays	KS	87	36.8%	177

Hays, KS Totals/Weighted Average				301	69.4%	$222

Myrtle Beach, SC
Conway Plantation	*	Conway	SC	299	63.2%	$216

Springfield, MO
Springfield Farms	*	Brookline Station	MO	290	58.3%	$219

Waterloo, IA
Cedar Knoll	*	Waterloo	IA	290	98.6%	$185

El Paso, TX
Mission Estates		El Paso	TX	286	74.8%	$288

Huntsville, TX
Tanglewood		Huntsville	TX	266	82.3%	$306

Albany—Schenectady—Troy, NY
Forest Park		Queensbury	NY	183	89.1%	$278
Birch Meadows		Wilton	NY	64	81.3%	283
Park D'Antoine		Wilton	NY	18	83.3%	260

Albany—Schenectady—Troy, NY Totals/Weighted Average				265	86.8%	$278

Ft Wayne, IN
Sherwood	*	Hartford City	IN	134	36.6%	$242
Fountainvue	*	Lafontaine	IN	120	79.2%	208

Ft. Wayne, IN Totals/Weighted Average				254	56.7%	$221

Seattle—Tacoma—Bremerton, WA
Eagle Point	*	Marysville	WA	230	82.2%	$487

Corvallis, OR
Knoll Terrace	*	Corvallis	OR	212	81.1%	$390

Richmond, VA
Green Acres	*	Petersburg	VA	182	54.9%	$259

Los Alamos, NM
Royal Crest	*	Los Alamos	NM	180	85.0%	$437

Killeen—Temple, TX
Bluebonnet Estates		Temple	TX	176	86.4%	$280

Aberdeen, SD
Country Village		Aberdeen	SD	169	73.4%	$208

Sarasota—Bradenton, FL
Pine Ridge	*	Sarasota	FL	126	92.1%	$293

Laramie, WY
Breazeale	*	Laramie	WY	117	98.3%	$258

Farmington, NM
Sunset Mobile Village		Aztec	NM	114	97.4%	$220

Cheboygan, MI
Huron Estates	*	Cheboygan	MI	111	83.8%	$240

Total/Weighted Average				66,841	80.1%	$306

ITEM 3. LEGAL PROCEEDINGS

        We are a party to various legal actions resulting from our operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which is expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the New York Stock Exchange under the symbol "ARC". We have no public history prior to February 12, 2004. The initial public offering price of our common stock on February 12, 2004 was $19.00 per share. Our common stock closed at $18.45 on March 24, 2004 and there were 683 holders of record of the 40,952,434 outstanding shares of our common stock.

        Our Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol "ARCPRA". We have no public history prior to February 12, 2004. Our Series A preferred stock closed at $26.45 on March 24, 2004. At the IPO, the Company issued 5,000,000 shares of Series A preferred stock at an initial public offering price of $25.00 per share that have no stated par value and a liquidation preference of $25.00 per share, plus all accumulated, accrued and unpaid dividends. The holders of our Series A preferred stock are entitled to receive cash dividends at a rate of 8.25% per annum of the $25.00 liquidation preference. The Series A preferred stock has no voting rights and no stated maturity. We may not redeem the shares of our Series A preferred stock prior to February 18, 2009. On and after February 18, 2009, we may, at our option, redeem our Series A preferred stock, in whole or from time to time in part, at a cash redemption price equal to $25.00 per share, plus all accumulated, accrued and unpaid dividends, if any, to and including the redemption date. Our Series A preferred stock will not be convertible into or exchangeable for any of our other properties or securities.

        From time to time we issue shares of our common stock in exchange for operating partnership units, or OP Units, tendered to our operating partnership, Affordable Residential Communities LP, for redemption in accordance with the provisions of their respective agreements. At March 24, 2004, there were 2,411,553 OP Units that were owned by limited partners. OP Units are convertible into common stock at an exchange ratio of one share for each OP Unit. During 2003, we issued no common stock for OP units.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

        The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

        Our historical consolidated balance sheet data as of December 31, 2003 and 2002 and our consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 have been derived from our audited historical financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002(1)	2001	2000	1999
	(in thousands except per share and homesite data)
Statement of Operations Data:
Revenue
Rental income	$131,176	$96,912	$40,046	$27,024	$15,310
Sales of manufactured homes	21,680	31,942	—	—	—
Utility and other income	17,294	12,591	3,566	2,278	806

Total revenue	170,150	141,445	43,612	29,302	16,116

Expenses
Property operations	47,995	35,467	13,090	8,318	4,714
Real estate taxes	10,697	6,969	2,738	1,718	876
Cost of manufactured homes sold	17,510	25,826	—	—	—
Retail home sales, finance, insurance and other operations	8,389	8,597	—	—	—
Property management	5,527	4,105	2,491	2,436	1,245
General & administrative	16,834	13,088	9,047	7,173	5,435
Depreciation and amortization	48,787	38,596	16,905	11,672	6,770
Interest expense	58,018	43,887	14,972	14,279	7,634
Retail home sales and insurance asset and goodwill impairment and other expense	1,385	13,557	—	—	—

Total expenses	215,142	190,092	59,243	45,596	26,674
Interest income	(1,437)	(1,390)	(2,871)	(2,168)	(1,658)

Loss before allocation to minority interest	(43,555)	(47,257)	(12,760)	(14,126)	(8,900)
Minority interest	6,018	6,274	13	14	10

Net loss from continuing operations	(37,537)	(40,983)	(12,747)	(14,112)	(8,890)
Income (loss) from discontinued operations	285	172	(370)	2	(78)
Gain on sale of discontinued operations	3,333	—	—	—	—
Minority interest in discontinued operations	(501)	(23)	—	—	—
Cumulative effect of change in accounting principle net of minority interest	—	—	—	—	(611)

Net loss available to common stockholders	$(34,420)	$(40,834)	$(13,117)	$(14,110)	$(9,579)

Loss per share from continuing operations
Basic loss per share	$(2.21)	$(2.82)	$(1.41)	$(2.19)	$(2.84)

Diluted loss per share	$(2.21)	$(2.89)	$(1.41)	$(2.19)	$(2.84)

Income (loss) per share from discontinued operations
Basic income (loss) per share	$0.18	$0.01	$(0.04)	—	$(0.03)

Diluted income (loss) per share	$0.18	$0.01	$(0.04)	—	$(0.03)

Loss per common share
Basic loss per share(2)	$(2.03)	$(2.81)	$(1.45)	$(2.19)	$(3.07)

Diluted loss per share(3)	$(2.03)	$(2.88)	$(1.45)	$(2.19)	$(3.07)

Weighted average per share/OP unit information:
Common shares outstanding(2)(4)	16,973	14,535	9,062	6,441	3,116
OP units outstanding(4)	2,726	1,818	—	—	—

Diluted shares outstanding	19,699	16,353	9,062	6,441	3,116

Cash flow data:
Net cash flow provided by (used in):
Operating activities	$10,686	$14,267	$6,626	$(3,177)	$(1,969)
Investing activities	(47,693)	(137,473)	(104,638)	(91,185)	(115,996)
Financing activities	25,389	137,787	84,340	111,976	114,951
Non-GAAP financial measure:
Funds from operations ("FFO")(5)	$1,271	$(11,403)	$2,214	$(3,293)	$(2,917)
Balance sheet data (at period end)
Rental and other property, net	$907,048	$897,445	$370,261	$268,315	$185,941
Cash and cash equivalents	26,631	38,249	23,668	37,340	19,665
Loan reserves and restricted cash	46,083	52,710	16,135	17,459	13,871
Total assets	1,125,833	1,136,538	429,979	343,175	240,825
Total liabilities	817,849	788,617	271,143	204,908	152,353
Notes payable and preferred interest	789,574	753,360	253,068	189,004	138,778
Stockholders' equity	265,345	299,765	158,774	138,191	88,442
Other data:
Total communities (at end of period)	212	209	83	63	41
Total homesites (at end of period)	40,435	39,704	15,941	11,861	8,285
Homesites acquired during the period	631	3,289	4,077	3,553	5,882
Homesites acquired in the reorganization		20,511
Occupancy (at end of period)	83.3%	87.2%	90.7%	88.7%	86.9%

(1)
Financial data for the year ended December 31, 2002 reflect the effects of the reorganization from May 2, 2002, the date of completion of the reorganization, through period end. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Organizational History and 2002 Reorganization" for a description of the reorganization. We accounted for the reorganization under the purchase method of accounting.

(2)
Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding during the period.

(3)
For the years ended December 31, 2003, 2002, 2001, 2000 and 1999, diluted loss per share is calculated assuming exchange of the OP units to common stock. Diluted loss per share for those periods is computed by dividing the sum of loss before allocation to minority interest by the weighted average common shares and OP units.

(4)
Reflects 0.519-for-1 reverse stock split on our common stock and OP units effective on January 23, 2004.

(5)
As defined by the National Association of Real Estate Investment Trusts, or NAREIT, funds from operations, or FFO, represents income (loss) from continuing operations (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

        The following table presents the reconciliation of our net loss from continuing operations computed in accordance with GAAP to FFO.

	For Year Ended December 31,
	2003	2002	2001	2000	1999
Reconciliation of FFO:
Net loss from continuing operations	$(37,537)	$(40,983)	$(12,747)	$(14,112)	$(8,890)
Plus:
Depreciation and amortization	48,787	38,596	16,905	11,672	6,770
Income (loss) from discontinued operations	285	172	(370)	2	(78)
Depreciation from discontinued operations	295	488	574	549	88
Less:
Amortization of loan origination fees	(3,213)	(4,129)	(1,896)	(1,212)	(700)
Depreciation expense on furniture, equipment and vehicles	(1,112)	(1,019)	(237)	(181)	(100)
Minority interest portion of FFO reconciling items	(6,234)	(4,528)	(15)	(11)	(7)

FFO	$1,271	$(11,403)	$2,214	$(3,293)	$(2,917)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-K and the financial information set forth in the tables below. All amounts in the following discussion are in thousands except per share and homesite data.

        This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Affordable Residential Communities Inc. to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representations by us or any other person that the results or conditions described in such statements or the objectives and plans of the company will be achieved.

OVERVIEW

        We are a fully integrated, self-administered and self-managed equity REIT focused primarily on the acquisition, renovation, repositioning and operation of all-age manufactured home communities. We also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners' insurance and other related insurance products. We conduct substantially all of our activities through our operating partnership, of which we are the sole general partner and in which we hold a 94.7% ownership interest as of February 18, 2004, the date we completed our IPO.

        Subsequent to our IPO on February 18, 2004, we acquired 87 manufactured home communities from Hometown America, L.L.C. ("Hometown"). We will acquire an additional three communities upon the completion of the mortgage debt loan assumption process. The 90 acquired communities are located in 24 states and total 26,406 homesites. Including assets obtained in the Hometown acquisition, we own and operate a portfolio of 302 manufactured home communities with approximately 67,000 homesites and an occupancy rate of 80.1% as of December 31, 2003. These communities are located in 29 states and represent 70 markets across the U.S. Our five largest markets are Dallas-Fort Worth, Texas, with 11.0% of total homesites; Atlanta, Georgia, with 7.6% of total homesites; Salt Lake City, Utah, with 5.0% of total homesites; the Front Range of Colorado, with 4.9% of total homesites; and Jacksonville, Florida, with 3.8% of total homesites.

ORGANIZATIONAL HISTORY AND 2002 REORGANIZATION

        Beginning in 1995, our co-founders founded several companies under the name "Affordable Residential Communities" or "ARC" for the purpose of engaging in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses. These companies included three separate real property partnerships ("Limited Partnerships") formed between 1995 and 1997 for the purpose of acquiring manufactured home communities, as well as ARC Holdings LLC ("Holdings"), which was organized as the parent company for both the general partner ("ARC LLC") of the Limited Partnerships and the related retail home sales, insurance and other complementary businesses.

        We were formed in July 1998 as a Maryland corporation for the purpose of acting as the investment vehicle for and a co-general partner with ARC LLC of our operating partnership, the fourth real property partnership organized and operated by our co-founders. In May 2002, we completed the reorganization, in which we acquired the Limited Partnerships and all the other related businesses formerly owned by Holdings for total equity consideration consisting of 5.8 million shares of our common stock, 2.7 million OP Units and approximately $113 million in cash. Each OP Unit issued in the reorganization was issued as part of a paired unit which includes 1.9268 shares of our special voting stock. Each of these paired units is exchangeable by its holder for cash or, at our election, one share of our common stock, and each paired unit entitles its holder to one vote on all matters submitted to a vote of our stockholders who have voting rights generally. As a result of the reorganization the businesses formerly conducted by Holdings and the Limited Partnerships are now conducted through subsidiaries of our operating partnership. At the time of the reorganization, we owned 90 manufactured home communities and 17,197 homesites, and as a result of the reorganization we acquired 107 manufactured home communities and 20,511 homesites from the Limited Partnerships.

        In connection with the reorganization, we incurred fixed rate mortgage debt of $310.2 million and variable rate mortgage debt of $192.7 million, and, through a subsidiary which acts as a holding company for most of our property subsidiaries, we borrowed $75 million of a $150 million preferred interest. The proceeds of these financings were used to repay existing indebtedness, fund the cash portion of the consideration in the reorganization, pay fees and expenses related to the reorganization and provide cash to support our operations, including certain growth initiatives.

        We accounted for our acquisition of the businesses and assets of Holdings and the Limited Partnerships using the purchase method of accounting and allocated the aggregate purchase price in the acquisition to the tangible and intangible assets and liabilities acquired based upon their fair values. Accordingly, our financial statements for the years ended December 31, 2002 and 2003 include the results of operations of the businesses formerly conducted by Holdings and the Limited Partnerships for the period subsequent to May 2, 2002, and our financial statements for all periods prior to that time do not reflect any of the results of operations of these businesses.

INDUSTRY TRENDS AND OUTLOOK

        Manufactured home community owners and operators currently are facing a challenging operating environment which we expect will continue for the foreseeable future. This environment has been characterized by, among other things, (i) an increase in repossessions and abandonments of manufactured homes resulting in an increase in bad debt expense, (ii) a shortage of available consumer financing for buyers of manufactured homes, (iii) weak overall economic conditions throughout the U.S., and (iv) a relatively low mortgage interest rate environment, providing a competitive advantage for financing purchases of entry-level site-built homes. We anticipate that demand for manufactured housing and the occupancy in manufactured home communities will improve if home mortgage interest rates return to higher historical levels, which should reduce the pricing differential between home mortgage interest rates and interest rates for financing manufactured homes.

        The current operating environment in the manufactured housing industry has put downward pressure on occupancy in our communities and has negatively impacted our complementary businesses, particularly our stand-alone retail home sales business. We have responded by developing and implementing a number of programs and initiatives over the last 24 months to meet the challenges posed by this operating environment. These initiatives primarily are aimed at maintaining and improving occupancy and include our rental home program, which involves the acquisition, setup and preparation for leasing of approximately 6,000 rental homes in our communities as of December 31, 2003, excluding the Hometown acquisition, and our in-community retail home sales and financing initiative, through which we shifted our focus from sales of manufactured homes from stand-alone retail home sales dealerships to selling and financing lower cost homes to qualified purchasers in our communities. Other initiatives include our Hispanic marketing initiative, which is focused on marketing to the fastest growing segment of the U.S. population, and resident retention programs. Each of these initiatives is focused on maximizing occupancy, providing value to our residents and improving long-term stability and predictability of our revenue and cash flow. Through the proceeds of our IPO, our financing transaction and our revolving credit and consumer finance facilities, we expect to substantially increase our rental home program and our in-community retail home sales and financing initiative in the near term. These initiatives may be modified or curtailed, and new or different initiatives may be implemented, as industry conditions change and our operating strategy evolves to address future operating conditions and take advantage of future opportunities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which require us to make certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2003. We have summarized below those accounting policies that require our most difficult, subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

  •
  Acquisitions of real estate and intangible assets.  When we acquire real estate properties, we allocate the components of these acquisitions using relative fair values determined based on certain estimates and assumptions. These estimates and assumptions impact the allocation of costs between land and different categories of land improvements as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations impact the amount of depreciation expense and gains and losses recorded on future sales of communities, and therefore the net income or loss we report.

  We determine the fair value of the tangible community assets we acquire (other than rental homes discussed below), including land, land improvements and buildings, by valuing the property as if it were vacant. We then allocate the "as-if-vacant" value to land, land improvements and buildings based on our determination of the relative fair values of these assets. We determine the as-if-vacant fair value of the real estate by considering the expected lease-up period for individual communities (based generally on vacancies in the surrounding market and lease-up history for the communities acquired), the expected lost rental revenue during the lease-up period (based on contractual rental rates), and expected move-in bonuses to tenants.

  We value our acquired intangible assets in accordance with purchase accounting for acquisitions by allocating value to above and below market leases, in-place leases and customer relationships. We measure the aggregate value of acquired above and below market leases, in-place leases and customer relationships by the excess of the purchase price paid for a property (after adjusting the in-place leases to market) over the estimated fair value of the property as-if-vacant, as set forth above.

  We also value the occupied rental homes we acquire as if they were vacant. We determine the as-if-vacant fair value of the manufactured homes by considering the expected lease-up period for the home (based on lease-up history for rental homes in that community) and the expected lost rental revenue during the lease-up period (based on contractual rental rates). We measure the aggregate value of the intangible assets related to rental homes, consisting of in-place leases and tenant relationships, by the purchase price paid for the rental homes (after adjusting in-place leases to market) less the estimated value of the property as-if-vacant.

  •
  Useful lives of assets and amortization methods.  We determine the useful lives of our real estate assets (generally 30 years) and rental homes (generally ten years) based on historical and industry experience with the lives of those particular assets and experience with the timing of significant repairs and replacement of those assets. We have estimated the useful life of acquired community customer relationships as 5 years based on our experience with the period of time a resident lives in our community and industry experience generally with resident turnover. We have initially established the life of the rental home customer relationships as the term of the initial related lease. The acquired community customer relationships and rental home customer relationships are amortized on a straight-line basis since we cannot reliably determine the pattern of economic benefit associated with the individual contracts comprising the intangible assets. We do not have sufficient historical or industry data to reliably estimate the tenure of an individual customer or to pool our customer contracts on a homogeneous basis as a basis to amortize the intangible assets in a manner other than straight line. We will reassess this determination as we gain additional experience with lease renewals. The estimates of useful lives and the amortization method impact the amount of depreciation and amortization expense we report, and therefore the amount of net income or loss we report.

  •
  Impairment of real estate.  We recognize an impairment loss on a real estate asset to be held and used in our operations if the asset's undiscounted expected future cash flows are less than its depreciated cost whenever events and circumstances indicate that the carrying value of the real estate asset may not be recoverable. We compute a real estate asset's undiscounted expected future cash flow using certain estimates and assumptions. We calculate the impairment loss as the difference between the asset's fair market value and its carrying value.

  •
  Impairment of intangible assets.  We combine our intangible assets, which consist primarily of lease and customer intangibles with a definite life, with the related tangible assets (primarily consisting of real estate assets) at the lowest level for which cash flows are readily identifiable. Whenever events or circumstances indicate that the carrying amount of the asset group is not recoverable, the asset group is tested for recoverability. If the asset group is not recoverable from the undiscounted cash flows attributable to that asset group, an impairment loss is recognized as the difference between the carrying value of the asset group and the estimated fair value of the asset group.

  •
  Impairment of goodwill.  We evaluate goodwill for potential impairment using capitalization rates and multiples of earnings to value our reporting units based on our experience in the industry and industry analyses provided by financial institutions. We perform this evaluation at least annually, and more frequently if events and circumstances warrant.

  •
  Allowance for receivables.  We report receivables net of an allowance for receivables that we may not collect in the future. For receivables relating to community rents (owner and rental), we fully reserve amounts over 60 days past due and, in some cases, we fully reserve amounts currently due based on specific circumstances. For receivables relating to notes arising from the sale of manufactured homes, we reserve amounts currently in default and an estimate of those expected to go into default over the next year, taking into account the expected value of the manufactured home to which we would obtain title in foreclosure.

  •
  Inventory valuations.  We value manufactured home inventory at the lower of cost or market value. Cost is based on the purchase price of the specific homes, reduced, as applicable, by dealer volume rebates earned from manufacturers when we purchased the homes. We base market value of inventory on estimated net realizable value.

  •
  Derivatives.  We manage our exposure to interest rate risk through the use of cash flow hedges and recognize in earnings the ineffective portion of gains or losses associated with cash flow hedges immediately. We obtain values for the interest rate caps from financial institutions that market these instruments.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

        Overview.    Our results for the year ended December 31, 2003 as compared to the year ended December 31, 2002 include the operations of the 107 communities comprising 20,511 homesites and the retail home sales, insurance, consumer finance and other businesses we acquired in the reorganization for the entire year ended December 31, 2003 and for approximately eight months for the year ended December 31, 2002. In addition to the effects of the reorganization, our results for the year ended December 31, 2003 also reflect the effects on our operations of the 22 community acquisitions we completed between January 1, 2002 and December 31, 2003.

        Revenue.    Revenue for the year ended December 31, 2003 was $170,150 compared to $141,445 for the year ended December 31, 2002, an increase of $28,705, or 20%. This increase was due to an increase of $34,264 in rental income and a decrease of $5,559 in other revenue consisting of sales of manufactured homes and utility and other income.

        Rental income increased by $34,264, consisting of $24,242 from the communities acquired in the reorganization, $5,722 from other community acquisitions and $4,300 from same communities. The increase in same communities revenues consists of $2,608 from increased rental rates, $4,199 from home renter rental income partially offset by $2,507 from lower occupancy.

        The decrease in other income of $5,559 is due to a $10,262 decrease in sales of manufactured homes partially offset by a $4,703 increase in utility and other income.

        Property Operations Expenses.    For the year ended December 31, 2003 total property operations expenses were $47,995, as compared to $35,467 for the year ended December 31, 2002, an increase of $12,528, or 35%. The increase was due to increases in expenses of $8,533 from communities we acquired in the reorganization, $2,902 from other community acquisitions and $1,093 from same communities. The increase on a same community basis was due primarily to the following: salaries and benefits increased by $714, or 16% due to increased staffing and, to a lesser extent, increases in wages and employee benefits and bad debt expense increased $409, or 54%, as a result of increased tenant defaults caused by general economic conditions and reserves for rent owed by certain finance companies which own repossessed homes in our communities.

        Real Estate Taxes Expense.    Real estate taxes expense for the year ended December 31, 2003, was $10,697, as compared to $6,969 for the year ended December 31, 2002, an increase of $3,728, or 53%. The increase was due primarily to communities we acquired in the reorganization, other community acquisitions and an increase in the number of rental homes we own.

        Cost of Manufactured Homes Sold.    The cost of manufactured homes sold was $17,510 for the year ended December 31, 2003 compared to $25,826 for the year ended December 31, 2002, a decrease of $8,316, or 32%. The decrease was due primarily to a 121 unit decrease in sales of manufactured homes from 629 units sold for the year ended December 31, 2002 to 508 units sold for the year ended December 31, 2003, partially offset by the inclusion of the results of the retail home sales business we acquired in the reorganization for the entire year in 2003. The gross margin in manufactured homes sold was unchanged at 19% for the years ended December 31, 2003 and 2002, respectively. We expect a further decline in the cost of sales of manufactured homes in the near future. We expect cost of manufactured homes sold to increase as sales of manufactured homes increase in conjunction with our in-community retail home sales and financing initiative.

        Retail Home Sales, Finance, Insurance and Other Operations Expenses.    For the year ended December 31, 2003 total retail home sales, finance, insurance and other operations expenses were $8,389, as compared to $8,597 for the year ended December 31, 2002, a decrease of $208, or 2%. This decrease is due to lower sales of manufactured homes and a lower cost structure as a result of eliminating the costs of maintaining stand-alone retail stores, partially offset by increases in expenses resulting from inclusion of results of the retail home sales business we acquired in the reorganization for the entire period in 2003 as compared to eight months for 2002.

        Property Management Expenses.    Property management expenses for the year ended December 31, 2003 was $5,527, as compared to $4,105 for the year ended December 31, 2002, an increase of $1,422, or 35%. The increase was due primarily to inclusion of the results of the communities we acquired in the reorganization for an entire year in 2003.

        General and Administrative Expenses.    General and administrative expense for the year ended December 31, 2003, was $16,834, as compared to $13,088 for the year ended December 31, 2002, an increase of $3,746, or 29%. The increase was due primarily to the reorganization, an $864 one time charge for vacating unused office space, a non-recurring credit of $291 against our insurance expenses in 2002, and, in 2003, to higher professional services expenses related primarily to our manufactured home acquisitions. As a percentage of total revenue, general and administrative expense was 10% for the year ended December 31, 2003, as compared to 9% for the year ended December 31, 2002.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2003 was $48,787, as compared to $38,596 for the year ended December 31, 2002, an increase of $10,191, or 26%. The increase relates to the reorganization, other community acquisitions, related capital improvements and rental home acquisitions. This was partially offset by the increase in depreciable lives of community improvements from 20 year to 30 years made in connection with the reorganization.

        Interest Expense.    Interest expense for the year ended December 31, 2003 was $58,018, as compared to $43,887 for the year ended December 31, 2002, an increase of $14,131, or 32%. The increase was due primarily to: additional indebtedness acquired in the reorganization of $380,750, additional borrowings of $27,000 under the rental home credit facility, $20,000 under the preferred interest, $18,794 under the BFND credit facility, and $4,294 of indebtedness assumed in connection with community acquisitions. Such interest expense increases resulting from additional borrowings were partially offset by lower interest rates on variable rate debt.

        Retail Home Sales and Insurance Asset and Goodwill Impairment and Other Expense. At the time of the reorganization, our retail home sales subsidiary was engaged in the retail sale of manufactured homes to third parties through 19 separate, stand-alone retail dealership locations in five states. Due to significant changes in the industry, particularly the shortage of consumer financing to support sales of manufactured homes, beginning in late 2002 we redirected our retail home sales efforts away from a retail dealership presence and into an in-community presence focused exclusively on sales of homes in our communities. Our in-community retail home sales business will operate in conjunction with our consumer finance business through which we intend to provide credit to qualified buyers of homes in our communities.

        During the year ended December 31, 2003 we substantially completed the redirection of our retail home sales efforts by selling eleven of our retail dealerships, ceasing operations in the remaining five retail dealerships and beginning in-community retail home sales activities in nearby communities owned by us. In accordance with the terms we have with the buyers of the retail dealerships, we will continue to obtain certain benefits they receive from their inventory purchases and we expect they will continue to refer new residents to our communities. With respect to four of the eleven stand-alone retail dealerships we sold, we will continue to hold and finance inventory at their retail dealership. With respect to five retail dealerships we closed, we have relocated the inventory to nearby manufactured home communities we own.

        In connection with these activities, we recorded a charge of $1,385 to write-off fixed assets net of sales proceeds $(1,345) and to record the cost of remaining lease obligations at the retail dealerships we closed in 2003 $(40).

        At December 31, 2002 we recorded an impairment of goodwill in the retail home sales, finance and insurance operations of $13,557. The impairment for the retail home sales and finance operations arose from a deterioration of its operating performance subsequent to the reorganization due to lower projected sales volumes caused by adverse market conditions of the manufactured home sales industry as a whole, the related finance industry, and the market for manufactured home sales businesses. The impairment for the insurance operation arose because the insurance operation derives the majority of its revenue from the retail home sales and finance operations. We had no impairment of goodwill for the year ended December 31, 2003.

        Interest Income.    Interest earned on notes receivable, cash and cash equivalents, restricted cash and loan reserves increased by $47 from $1,390 for the year ended December 31, 2002 to $1,437 for the year ended December 31, 2003.

        Minority Interest.    Minority interest for the year ended December 31, 2003 was $6,018 as compared to $6,274 for the year ended December 31, 2002, a decrease of $256, or 4%. The decrease was primarily due to the reorganization in which our OP unit holders received an effective 13.9% ownership interest as of May 2, 2002 partially offset by a smaller net loss recorded in 2003 versus 2002.

        Discontinued Operations.    During the year ended December 31, 2003 we sold the Sunrise Mesa community located in Apache Junction, Arizona. Accordingly, we have reflected its income from operations, gain on sale and related minority interest as discontinued operations for all periods presented.

        For the year ended December 31, 2003, income from discontinued operations totaled $285, as compared to $172 for the year ended December 31, 2002, an increase of $113, or 66%. We recorded a gain of $3,333 on the sale of the community. We recorded minority interest on these results of $501 for the year ended December 31, 2003 compared to $23 for the year ended December 31, 2002, an increase of $478.

        Net Loss.    As a result of the foregoing, our net loss was $34,420 for the year ended December 31, 2003, as compared to $40,834 for the year ended December 31, 2002, a decrease of $6,414 or 16%. The decrease was due to increases of $34,264 in rental income, $4,703 in utility and other income, $47 in interest income, and $2,968 in income and gain on sale of discontinued operations net of related minority interest and decreases of $8,316 in cost of manufactured homes sold, $208 in retail home sales, finance, insurance and other operations expense and retail home sales, and insurance asset and goodwill impairment of $12,172 offset by decreases of $10,262 in manufactured home sales and $256 in minority interest in loss and increases of $12,528 in property operations expense, $3,728 in real estate taxes, $1,422 in property management expenses, $3,746 in general and administrative expenses, $10,191 in depreciation and amortization and $14,131 in interest expense.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

        Overview.    Our results for the year ended December 31, 2002, as compared to the year ended December 31, 2001, include the operations of the 107 communities comprising 20,511 homesites and the retail home sales, insurance, consumer finance and other businesses we acquired in the reorganization for eight months in the year ended December 31, 2002. In addition to the effects of the reorganization, our results in the year ended December 31, 2002 also reflect the effects on our operations of the 19 and 20 individual community acquisitions we completed in 2002 and 2001, respectively.

        Revenue.    Revenue for the year ended December 31, 2002 was $141,445 compared to $43,612 for the year ended December 31, 2001, an increase of $97,833, or 224%. This increase was due to an increase of $56,866 in rental income and an increase of $40,967 in other revenue consisting of sales of manufactured homes, utility income and other income.

        Rental income increased by $56,866, consisting of $37,698 from the communities acquired in the reorganization, $14,204 from other community acquisitions and $4,964 from same communities. The increase in same communities revenues consists of $1,831 from increased rental rates and $3,524 from home renter rental income partially offset by $391 from lower occupancy.

        The increase in other income of $40,967 was due to a $31,942 increase in sales of manufactured homes acquired in the reorganization, and a $9,025 increase in utility and other income primarily as a result of the reorganization.

        Property Operations Expenses.    For the year ended December 31, 2002, property operations expenses were $35,467 compared to $13,090 for the year ended December 31, 2001, an increase of $22,377, or 171%. The increase was due primarily to increases in expenses of $14,754 resulting from the inclusion of the results of the communities acquired in the reorganization, which was completed on May 2, 2002, $4,850 in expenses from other community acquisitions, and increases of $2,773 from same communities. The increase on a same community basis was due primarily to the following: salaries and benefits for 2002 increased by $346, or 12% over 2001 due to increased staffing and to a lesser extent increases in wages and costs to provide employee benefits; bad debt expense increased $287, or 113% over 2001 as a result of increased tenant delinquencies caused by general economic conditions and reserves for rent owed by certain finance companies which own repossessed homes in our communities; and insurance, utility, and repairs and maintenance costs increased $1,473 primarily as a result of the larger rental home portfolio in 2002.

        Real Estate Taxes Expense.    Real estate taxes expense for the year ended December 31, 2002, was $6,969 compared to $2,738 for the year ended December 31, 2001, an increase of $4,231, or 155%. The increase was due primarily to the reorganization and other community acquisitions of $4,206.

        Cost of Manufactured Homes Sold.    The cost of manufactured homes sold was $25,826 for the year ended 2002 due to our acquisition of the retail home sales business as part of the reorganization. The gross margin on manufactured homes sold was 19% for the year ended December 31, 2002.

        Retail Home Sales, Finance, Insurance and Other Operations Expenses.    For the year ended December 31, 2002, total retail home sales, finance, insurance and other operations expenses were $8,597 due the inclusion of the results of the retail home sales business acquired in the reorganization.

        Property Management Expenses.    Property management expenses for the year ended December 31, 2002, was $4,105 compared to $2,491 for the year ended December 31, 2001, an increase of $1,614, or 65%. The increase was due primarily to inclusion of the results of the communities we acquired in the reorganization, which we completed on May 2, 2002.

        General and Administrative Expenses.    General and administrative expense for the year ended December 31, 2002, was $13,088 compared to $9,047 for the year ended December 31, 2001, an increase of $4,041, or 45%. The increase is primarily due to the reorganization. As a percentage of total revenue, general and administrative expenses were 9% for the year ended December 31, 2002 as compared to 21% for the year ended December 31, 2001.

        Interest Expense.    Interest expense for the year ended December 31, 2002 was $43,887 compared to $14,972 for the year ended December 31, 2001, an increase of $28,915, or 193%. The increase was due primarily to additional indebtedness acquired in the reorganization of $380,750. Interest expense was partially offset by lower interest rates on variable rate debt. Interest expense for the year ended December 31, 2002 includes $1,561 for the loss in value of the interest rate caps purchased in the reorganization and $1,885 in exit fees for debt that was repaid in the reorganization.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2002, was $38,596 compared to $16,905 for the year ended December 31, 2001, an increase of $21,691, or 128%. The increase relates to the reorganization, other community acquisitions, related capital improvements and rental home acquisitions. This was partially offset by the effect of the increase in depreciable lives of community improvements from 20 years to 30 years made in connection with the reorganization, resulting in a reduction in depreciation expense of approximately $7,344 for the year ended December 31, 2002. Amortization expense for the year ended December 31, 2002 includes $1,592 of charges incurred in the reorganization to write off previously incurred costs on debt that was repaid.

        Impairment of Goodwill.    At December 31, 2002 we analyzed the value assigned to goodwill in our real estate segment by applying a market capitalization rate to net operating income and to goodwill in our retail home sales, finance and insurance operations by applying market multiples to earnings before interest, taxes, depreciation and amortization. As a result of this analysis, no impairment charge was recorded for our community operations in 2002, and we recorded an impairment of goodwill in the retail home sales, finance and insurance operations of $13,557. The impairment for the retail home sales and finance operations arose from a deterioration of its operating performance subsequent to the reorganization due to lower projected sales volumes caused by adverse market conditions of the manufactured home sales industry as a whole, the related finance industry, and the market for manufactured home sales businesses. The impairment for the insurance operation arose because the insurance operation derives the majority of its revenue from the retail home sales and finance operations.

        Interest income.    Interest income earned on notes receivable, cash and cash equivalents, restricted cash and loan reserves decreased by $1,481 or 52% from $2,871 for the year ended December 31, 2001 to $1,390 for the year ended December 31, 2002 primarily due to lower market interest rates which reduced interest earned on deposits and notes receivable.

        Minority Interest.    Minority interest for the year ended December 31, 2002 was $6,274 as compared to $13 for the year ended December 31, 2001. The increase was primarily due to the reorganization in which our OP unit holders received an effective 13.9% ownership interest as of May 2, 2002.

        Net Loss.    As a result of the foregoing, our net loss was $40,834 for the year ended December 31, 2002, as compared to $13,117 for the year ended December 31, 2001, an increase of $27,717. The increase was primarily due to $1,614 from property management expenses, $4,041 from general and administrative expenses, $28,915 from interest expense, $21,691 from depreciation and amortization expenses and $13,557 from the impairment of goodwill in the retail home sales, finance and insurance operations partially offset by a $36,802 increase in segment revenue less segment expenses, $6,261 from minority interest in loss before allocation to minority interest and $519 from income on discontinued operations net of related minority interest.

Same ARC Partnership Communities

        The following tables present certain information relative to our real estate segment as of and for the year ended December 31, 2003 and 2002 on a historical, "Same Communities" and "Same ARC Partnership Communities" basis. "Same Communities" reflects information for all communities owned by us at both January 1, 2002 and December 31, 2003. "Same Communities" does not include the 107 communities comprising 20,511 homesites that we acquired in the reorganization. "Same ARC Partnership Communities" reflects information for all communities that, as of January 1, 2002 and December 31, 2003, were owned by us or by one of the Limited Partnerships which we acquired in the reorganization on May 2, 2002.

        The "Same ARC Partnership Communities" information essentially reflects a same-store presentation for substantially all the communities we own as if the reorganization had occurred at the beginning of the periods for which the "Same ARC Partnership Communities" information is presented. Our management believes that this presentation of financial and other information on a "Same ARC Partnership Communities" basis provides a meaningful period-over-period comparison of the actual performance of the manufactured home communities that comprise our portfolio that is not included in our historical financial statements because the results of operations of the Limited Partnerships were not combined with our results of operations prior to the reorganization in May 2, 2002. For all periods presented on a "Same ARC Partnership Communities" basis, our management team managed each of the Limited Partnerships through a subsidiary of Holdings and held non-controlling ownership interests in Holdings. Therefore all the communities that comprise our portfolio were under the operational control of the same management for all periods presented. Our management operated these communities as a single portfolio to achieve operational efficiencies. Management uses this information in operating its business and believes that the "Same ARC Partnership Communities" information provides more complete historical information for the communities comprising our portfolio than is provided by the "Same Communities" information because the "Same ARC Partnership Communities" reflects information for a substantially larger portion of the communities and homesites we presently own.

	Same ARC Partnership Communities(1)(5)		Same Communities(5)		Real Estate Segment(5)
	2003	2002	2003	2002	2003	2002
For the year ended December 31, 2003:
Average total homesites	36,533	36,450	15,988	15,932	40,158	30,005
Average total rental homes	5,065	3,388	1,813	1,343	5,365	2,874
Average occupied homesites—homeowners	27,828	30,004	12,999	13,684	30,095	25,735
Average occupied homesites—rental homes	4,152	2,454	1,504	997	4,366	2,041

Average total occupied homesites	31,980	32,458	14,503	14,681	34,461	27,776
Average occupancy—rental homes	82.0%	72.4%	83.0%	74.2%	81.4%	71.0%
Average occupancy—total	87.5%	89.0%	90.7%	92.1%	85.8%	92.6%
For the year ended December 31, 2003:
Revenue
Real estate revenue
Homeowner rental income	$91,128	$91,085	$47,411	$47,478	$98,616	$80,164
Home renter rental income	30,320	19,564	12,194	7,995	32,304	16,900
Other	231	(303)	158	(10)	228	(152)

Rental income	121,679	110,346	59,763	55,463	131,148	96,912
Utility and other income	12,989	11,278	6,084	5,143	14,192	9,577

Total real estate revenue(1)	$134,668	$121,624	$65,847	$60,606	$145,340	$106,489

Real estate expenses
Property operations expenses	$43,530	$40,322	$19,357	$18,264	$47,995	$35,467
Real estate taxes	9,615	7,834	4,536	3,755	10,582	6,969

Total real estate expenses	$53,145	$48,156	$23,893	$22,019	$58,577	$42,436

Average monthly real estate revenue per total occupied homesite(2)	$351	$312	$378	$344	$351	$319

Average monthly homeowner rental income per homeowner occupied homesite(3)	$273	$253	$304	$289	$273	$260

Average monthly real estate revenue per total homesite(4)	$307	$278	$343	$317	$302	$296

As of December 31:
Total communities owned	190	190	83	83	212	209
Total homesites	36,558	36,459	16,006	15,941	40,435	39,704
Occupied homesites	31,054	32,424	14,186	14,697	33,670	34,603
Total rental homes owned	5,616	4,559	2,018	1,637	6,061	4,756
Occupied rental homes	4,583	3,444	1,639	1,319	4,908	3,536

(1)
Real estate revenue and real estate expenses for "Same ARC Partnership Communities" reconcile to real estate revenues and real estate expenses for "Same Communities" as follows:

	Same Communities		Communities Acquired in the Reorganization(a)		Same ARC Partnership Communities
	2003	2002	2003	2002	2003	2002
For the year ended December 31:
Real estate revenue
Homeowner rental income	$47,411	$47,478	$43,717	$43,607	$91,128	$91,085
Home renter rental income	12,194	7,995	18,126	11,569	30,320	19,564
Other	158	(10)	73	(293)	231	(303)
Rental income	59,763	55,463	61,916	54,883	121,679	110,346
Utility and other income	6,084	5,143	6,905	6,135	12,989	11,278

Total real estate revenue	$65,847	$60,606	$68,821	$61,018	$134,668	$121,624

Real estate expenses
Property operations expenses	$19,357	$18,264	$24,173	$22,058	$43,530	$40,322
Real estate taxes	4,536	3,755	5,079	4,079	9,615	7,834

Total real estate expenses	$23,893	$22,019	$29,252	$26,137	$53,145	$48,156

(a)
Represents communities owned at both January 1, 2002 and December 31, 2003 by the Limited Partnerships we acquired in the reorganization on May 2, 2002.

(2)
Average monthly real estate revenue per total occupied homesite is defined as total real estate revenue divided by average total occupied homesites divided by the number of months in the period.

(3)
Average monthly homeowner rental income per homeowner occupied homesite is defined as homeowner rental income divided by average homeowner occupied homesites divided by the number of months in the period.

(4)
Average monthly real estate revenue per total homesite is defined as total real estate revenue divided by average total homesites divided by the number of months in the period.

(5)
Real estate revenue, real estate expenses and homesite data exclude discontinued operations related to our Sunrise Mesa community, which we sold in September 2003.

        The following tables present certain information relative to our real estate segment as of and for the years ended December 31, 2002 and 2001 on a historical, "Same Communities" and "Same ARC Partnership Communities" basis. "Same Communities" reflects information for those communities owned by us at both January 1, 2001 and December 31, 2002. "Same ARC Partnership Communities" reflects information for all communities that, as of January 1, 2001 and December 31, 2002, were owned by us or by one of the Limited Partnerships which we acquired in the reorganization on May 2, 2002.

	Same ARC Partnership Communities(1)(5)		Same Communities(5)		Real Estate Segment(5)
	2002	2001	2002	2001	2002	2001
For the year ended December 31:
Average total homesites	32,127	32,118	11,851	11,838	30,005	13,437
Average total rental homes	2,943	944	985	270	2,874	283
Average occupied homesites—homeowners	26,286	26,914	10,171	10,286	25,735	11,678
Average occupied homesites—rental homes	2,152	689	754	205	2,041	206

Average total occupied homesites	28,438	27,603	10,925	10,491	27,776	11,884
Average occupancy—rental homes	73.1%	73.0%	76.5%	75.9%	71.0%	72.8%
Average occupancy—total	88.5%	85.9%	92.2%	88.6%	92.6%	88.4%
For the year ended December 31:
Revenue
Real estate revenue
Homeowner rental income	$77,414	$74,101	$34,538	$33,096	$80,164	$37,432
Home renter rental income	17,436	9,058	5,829	2,305	16,900	2,623
Other	(281)	(679)	11	13	(152)	(9)

Rental income	94,569	82,480	40,378	35,414	96,912	40,046
Utility and other income	10,055	9,392	4,028	3,500	9,577	3,566

Total real estate revenue(1)	$104,624	$91,872	$44,406	$38,914	$106,489	$43,612

Real estate expenses
Property operations expenses	$35,264	$27,716	$13,378	$10,605	$35,467	$13,090
Real estate taxes	5,957	5,691	2,079	2,054	6,969	2,738

Total real estate expenses	$41,221	$33,407	$15,457	$12,659	$42,436	$15,828

Average monthly real estate revenue per total occupied homesite(2)	$307	$277	$339	$309	$319	$306

Average monthly homeowner rental income per homeowner occupied homesite(3)	$245	$229	$283	$268	$260	$267

Average monthly real estate revenue per total homesite(4)	$271	$238	$312	$274	$296	$270

As of December 31:
Total communities owned	169	169	63	63	209	83
Total homesites	32,137	32,118	11,861	11,861	39,704	15,941
Occupied homesites	28,382	27,795	10,886	10,635	34,603	14,463
Total rental units owned	4,115	1,603	1,197	609	4,756	705
Occupied rental units	3,062	1,170	941	463	3,536	508

(1)
Real estate revenue, and real estate expenses for "Same ARC Partnership Communities" reconcile to real estate revenues and real estate expenses for "Same Communities" as follows:

	Same Communities		Communities Acquired in the Reorganization(a)		Same ARC Partnership Communities
	2002	2001	2002	2001	2002	2001
For the year ended December 31:
Revenue
Real estate revenue
Homeowner rental income	$34,538	$33,096	$42,876	$41,005	$77,414	$74,101
Home renter rental income	5,829	2,305	11,607	6,753	17,436	9,058
Other	11	13	(292)	(692)	(281)	(679)

Rental income	40,378	35,414	54,191	47,066	94,569	82,480
Utility and other income	4,028	3,500	6,027	5,892	10,055	9,392

Total real estate revenue	44,406	38,914	60,218	52,958	104,624	91,872

Real estate expenses
Property operations expenses	13,378	10,605	21,886	17,111	35,264	27,716
Real estate taxes	2,079	2,054	3,878	3,637	5,957	5,691

Total real estate expenses	15,457	12,659	25,764	20,748	41,221	33,407

(a)
Represents the communities owned at both January 1, 2001 and December 31, 2002 by the Limited Partnerships we acquired in the reorganization on May 2, 2002.

(2)
Average monthly real estate revenue per total occupied homesite is defined as total real estate revenue divided by average total occupied homesites divided by the number of months in the period.

(3)
Average monthly homeowner rental income per homeowner occupied homesite is defined as homeowner rental income divided by average homeowner occupied homesites divided by the number of months in the period.

(4)
Average monthly real estate revenue per total homesite is defined as total real estate revenue divided by average total homesites divided by the number of months in the period.

(5)
Real estate revenue, real estate expenses and homesite data exclude discontinued operations related to our Sunrise Mesa community, which we sold in September 2003.

  Same ARC Partnership Communities—Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

        Real Estate Revenue.    Total revenue for the same ARC partnership communities increased $13,044 from $121,624 to $134,668. The increase was due to an $11,333 increase in rental income and an increase of $1,711 in utility and other income. Total rental income for same ARC partnership communities increased 10% from $110,346 to $121,679. The increase in total rental income reflects an 8% increase in average monthly homeowner rental income per homeowner occupied site and a 69% increase in the average number of occupied rental homes, from 2,454 to 4,152, which was offset by a 7% decline in average homeowner occupied homesites. Our average total rental homes increased from 3,388 to 5,065 and average occupancy of our rental homes increased from 72% to 82%. Utility and other income increased 15% from $11,278 to $12,989. This was primarily due to increases in utility pass through income of $460, late fee income of $859 and miscellaneous income of $68.

        Real Estate Expenses.    Property operations expenses and real estate taxes increased by 10%, from $48,156 to $53,145, primarily due to increases in provisions for uncollectible rents and higher insurance, property taxes and repair and maintenance expenses related mainly to the increased number of rental homes.

  Same ARC Partnership Communities—Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

        Real Estate Revenue.    Total revenue for the same ARC partnership communities increased $12,752 from $91,872 to $104,624. The increase was due to a $12,089 increase in rental income and an increase of $663 in utility and other income. Total rental income for same ARC partnership communities increased 15% from $82,480 to $94,569. The increase in total rental income reflects a 7% increase in average monthly homeowner rental income per homeowner occupied site and a 212% increase in the average number of occupied rental homes, from 689 total rental homes to 2,152 total rental homes, which was offset by a 2% decline in average homeowner occupied homesites. Our average total rental homes increased from 944 to 2,943 and the average occupancy of our rental homes was 73% for both periods. Utility and other income increased 7% from $9,392 to $10,055. This was primarily due to increases in utility pass through income of $927 and late fee income of $119, partially offset by a decrease in cost reimbursement and miscellaneous income of $416.

        Real Estate Expenses.    Property operations expenses and real estate taxes increased by 23%, from $33,407 to $41,221, primarily due to increases in provisions for uncollectible rents and higher insurance, property taxes and repair and maintenance expenses related primarily to the increased number of rental homes.

LIQUIDITY AND CAPITAL RESOURCES

        On February 18, 2004 we completed our IPO and the financing transaction, improving our capital structure by increasing our common and preferred equity capitalization and reducing our overall leverage. At completion of our IPO and the financing transaction, we have approximately $947 million of outstanding indebtedness and our debt to total market capitalization is approximately 52%.

Approximately $759 million, or 80%, of our total indebtedness is fixed rate and approximately $188 million, or 20%, is variable rate. We have entered into a two-year interest rate swap agreement pursuant to which we will effectively fix the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, approximately 91% of our total indebtedness will be subject to fixed interest rates for a minimum of two years. In connection with the repayment of existing indebtedness in our financing transaction, we incurred approximately $6.3 million in prepayment penalties which will be charged to interest expense. In connection with the new senior variable rate mortgage debt, we have purchased interest rate caps to limit our interest costs in the event of increases in one-month LIBOR above 5.00%.

        Our short-term liquidity needs include funds for distributions to our stockholders required to maintain our REIT status and to pay our estimated distribution of $1.25 per common share per annum, funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum, funds for capital expenditures for our existing communities and the communities acquired in the Hometown acquisition, funds for purchases of rental homes and funds for community acquisitions and the expansion of our in-community retail sales and financing initiative to facilitate the sale of homes in our communities. Our communities require recurring investment of funds for community related capital expenditures and general capital improvements, which we estimate will amount to approximately $8.7 million annually. In addition, we expect to have significant non-recurring capital expenditures of approximately $15 to $20 million during the 12 to 18 months following our IPO and the financing transaction to optimize our long-term returns from the Hometown acquisition by upgrading the Hometown communities to our standards of function and appearance. We also expect to invest during the next 12 to 18 months approximately $65 to $75 million to purchase approximately 3,000 to 4,000 additional rental homes and approximately $70 to $90 million for the purchase, sale and financing of approximately 3,000 homes to new residents in our communities. However, we cannot assure that we will be able to generate this volume of sales and financings in 2004.

        We expect to meet our short-term liquidity needs generally through net cash provided by operations, working capital generated from our IPO and the financing transaction, existing cash and funding under our senior revolving credit and retail home sales and consumer finance facilities. Simultaneously with the closing of our IPO and the financing transaction, we entered into a $125 million senior revolving credit facility and a $225 million retail home sales and consumer finance debt facility. The IPO and the financing transaction have produced approximately an additional $82 million in cash including the exercise of the underwriters' over-allotment option. Under our new revolving credit facility, we are able to borrow, subject to certain borrowing base limitations, up to $125 million to fund future acquisitions of manufactured home communities and additional rental homes, capital expenditures and other working capital needs, including the payment of distributions to our common stockholders. Under our new retail home sales and consumer finance debt facility we expect we will able to borrow, subject to certain borrowing base limitations, up to $225 million to fund qualified loans made to residents who purchase homes in our communities. We expect to obtain a $25 million floorplan facility during the second quarter of 2004 to, if necessary, finance the purchase of manufactured home inventory for sale to residents in our communities. In addition to our existing sources of capital, our company has significant experience in raising private equity, and we may in the future use that experience to enter into financing joint ventures or other similar arrangements from time to time if we determine that such a structure would provide the most efficient means of raising capital.

        Our ability to obtain funding from time to time under the senior revolving credit facility and the retail home sales and consumer finance debt facility will be subject to certain conditions, and we cannot assure that all of these conditions will be met. If we are unable to meet the conditions necessary to continue funding under our retail home sales and consumer finance debt facility, we will be unable to fund or expand our retail home sales and consumer financing initiative, and our ability to maintain or improve our occupancy and our results of operations will be adversely affected. If we are unable to meet the conditions necessary to make drawings under the senior revolving credit facility from time to time, our ability to meet certain of our short-term liquidity needs, including acquisitions of communities and rental homes and the payment of distributions on our capital stock, will be adversely effected.

        We expect to meet our long-term liquidity requirements for the funding of community acquisitions, purchases of additional rental homes, purchase, sale and financing of homes to new residents in our communities, funding of distributions required to maintain our REIT status and to pay our estimated distribution of $1.25 per common share per annum, to pay our preferred stock dividend and other non-recurring capital improvements through net cash provided by operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities and our retail home sales and consumer finance debt and senior revolving credit facilities. We expect to refinance our indebtedness as it comes due.

COMMITMENTS

        During February 2004, we completed our IPO, the financing transaction and the Hometown acquisition. After giving effect to these transactions, we have approximately $947 million of consolidated indebtedness outstanding with the following repayment obligations:

Amounts (in thousands)
2004	$22,968
2005	12,985
2006(1)	206,675
2007	10,975
2008	34,777
Thereafter	652,397

Commitments	940,777
Unamortized premium related to indebtedness assumed in Hometown acquisition	6,308

$947,085

(1)
The $184,011 new senior variable rate mortgage debt due 2006 may be extended for three additional 12-month periods at our option and subject to certain conditions.

CONSOLIDATED INDEBTEDNESS AFTER OUR IPO AND THE FINANCING TRANSACTION

        During February 2004, we completed our IPO, the financing transaction and the Hometown acquisition, and we have approximately $947 million of outstanding consolidated indebtedness. This indebtedness is comprised principally of mortgage indebtedness secured by our properties including those acquired in the Hometown acquisition. The weighted average interest rate on this indebtedness is approximately 5.8% and our ratio of debt to total market capitalization is approximately 49%. On February 26, 2004, we entered into a two-year interest rate swap agreement pursuant to which we have effectively fixed the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, we expect that approximately 91% of our existing total indebtedness will be subject to fixed interest rates for a minimum of two years. On February 18, 2004, we purchased an interest rate cap on our $184 million variable rate mortgage debt in order to limit our exposure to interest rate risk in the event of increases in one-month LIBOR above 5.00%.

        The following table sets forth certain information with respect to our pro forma indebtedness outstanding as of December 31, 2003, after giving effect to our IPO, the financing transaction and the Hometown acquisition, but without giving effect to the two-year interest rate swap agreement for approximately $100 million that we entered into in connection with our IPO and the financing transaction.

	Amount of Debt	Percent of Total Debt	Weighted Average Interest Rate	Maturity Date		Annual Debt Service	Balance at Maturity(1)
Fixed Rate Debt
Senior fixed rate mortgage due 2012	$306,767	32.4%	7.35%	2012		$25,692	$274,408
Existing various individual fixed rate mortgages(2)	43,283	4.6%	7.70%	2006-2028		4,071	25,058
New senior fixed rate mortgage due 2014	215,313	22.8%	5.53%	2014		14,600	183,600
New senior fixed rate mortgage due 2009	100,676	10.6%	5.05%	2009		6,448	93,072
Various individual fixed rate mortgages assumed in Hometown acquisition(3)	92,013	9.7%	4.27%	2004-2013		5,488	78,455
Existing other loans	1,125	0.1%	8.67%	2005		176	993

	759,177	80.2%	6.17%			56,475	655,586

Variable Rate Debt
New senior variable rate mortgage	184,011	19.4%	4.09%	2006	(4)	7,528	182,714
Existing floorplan lines of credit	3,897	0.4%	5.75%	2003		4,111	3,897

	187,908	19.8%	4.12%			11,639	186,611

	$947,085	100.0%	5.77%			$68,114	$842,197

(1)
Assumes no early repayment of principal.

(2)
These loans in the aggregate are secured by mortgages on 15 communities and have a range of interest rates of 5.70% to 9.42%.

(3)
These loans in the aggregate are secured by mortgages on 22 communities and have a range of interest rates of 5.29% to 9.04%.

(4)
The new senior variable rate mortgage due 2006 may be extended for three additional 12-month periods at our option and subject to certain conditions.

MATERIAL PROVISIONS OF CONSOLIDATED INDEBTEDNESS

        The following is a summary of our material indebtedness subsequent to February 18, 2004:

        Existing Senior Fixed Rate Mortgage Due 2012.    The senior fixed rate mortgage due 2012 was entered into on May 2, 2002, in connection with the reorganization. It is an obligation of certain special purpose subsidiaries of our operating partnership and is collateralized by 105 manufactured home communities owned by these subsidiaries. The senior fixed rate mortgage due 2012 bears interest at a fixed rate of 7.35% per annum, amortizes over 30 years and matures on May 1, 2012. Pursuant to the terms of the senior fixed rate mortgage due 2012, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The senior fixed rate mortgage due 2012 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

        New Senior Fixed Rate Mortgage Due 2014.    The new senior fixed rate mortgage due 2014 of $215,313 was entered into on February 18, 2004, in connection with the completion of our IPO, the financing transaction and the Hometown acquisition. The mortgage facility amount is subject to adjustment prior to the lenders completing their secondary market transactions. The mortgage facility is an obligation of certain real property subsidiaries of our operating partnership and is collateralized by 46 manufactured home communities owned by these subsidiaries. The new senior fixed rate mortgage due 2014 bears interest at a fixed rate of 5.53%, will be amortized based on a 30-year amortization schedule and will mature on March 1, 2014. Pursuant to the terms of the new senior fixed rate mortgage due 2014, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The new senior fixed rate mortgage due 2014 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

        New Senior Fixed Rate Mortgage Due 2009.    The new senior fixed rate mortgage due 2009 of $100,676 was entered into on February 18, 2004, in connection with the completion of our IPO, the financing transaction and the Hometown acquisition. The mortgage facility amount is subject to adjustment prior to the lenders completing their secondary market transactions. The mortgage facility is an obligation of certain real property subsidiaries of our operating partnership and is collateralized by 29 manufactured home communities owned by these subsidiaries. The new senior fixed rate mortgage due 2009 bears interest at a fixed rate of 5.05%, will be amortized based on a 30-year amortization schedule and will mature on March 1, 2009. Pursuant to the terms of the new senior fixed rate mortgage due 2009, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The new senior fixed rate mortgage due 2009 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

        New Senior Variable Rate Mortgage Due 2006.    The new senior variable rate mortgage due 2006 of $184,011 was entered into on February 18, 2004, in connection with the completion of our IPO, the financing transaction and the Hometown acquisition. This mortgage facility is an obligation of certain real property subsidiaries of our operating partnership and is collateralized by 44 manufactured home communities owned by these subsidiaries. The new senior variable rate mortgage bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR rate (1.09% at February 18, 2004) and will mature in February 2006. At our option and subject to certain conditions, the senior variable rate mortgage may be extended for three additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375%, respectively, of the principal balance outstanding. We purchased interest rate caps to limit our interest costs in the event of increases in one-month LIBOR above 5.00%, and such caps are also required for any extensions. There will be an exit fee equal to 0.50% of the loan amount payable upon any repayment of the principal amount of the loan. The exit fee will be subject to reduction by an amount equal to 0.50% of the principal amount of any first mortgage loans provided by the lenders to refinance the new senior variable rate mortgage due 2006. Pursuant to the terms of the new senior variable rate mortgage, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. We may repay the new senior variable rate mortgage subject to payment of a LIBOR based yield maintenance based prepayment penalty of the product of 0.25%, the number of payment dates remaining to maturity and the amount being repaid for prepayments made in months one through twelve and a prepayment fee of 1% for prepayments made in months 13 to 24.

        Senior Revolving Credit Facility.    The senior revolving credit facility was entered into on February 18, 2004, has a total commitment of $125 million, and an initial term of three years. The facility is an obligation of our operating partnership, is secured by 40 communities owned by a real property subsidiary of our operating partnership, our rental homes, and certain other assets, and borrowings under the facility are limited by specified borrowing base requirements related to the value of the assets securing the facility. The interest rate on borrowings under the facility is variable and will be determined at the time the advance is made, at a spread of between 1.375% and 2.50% over the then-current base rate of Citibank, N.A. or a spread of between 2.375% and 3.50% over then-current LIBOR, with the actual spread being determined within the specified range based upon the borrower's then-current leverage ratio. The facility contains customary affirmative and negative covenants, including covenants imposing limitations on the ability of the borrower and the company to make distributions to OP unit holders and stockholders if certain cash flow, leverage and debt service coverage requirements are not met.

        Retail Home Sales and Consumer Finance Debt Facility.    The retail home sales and consumer finance debt facility was entered into on February 18, 2004, has a total commitment of $225 million and a term of four years. This facility is an obligation of a subsidiary of our operating partnership, will be secured by manufactured housing conditional sales contracts, and advances under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility. The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR rate (1.09% at February 18, 2004). This facility will include customary affirmative and negative covenants, including minimum GAAP tangible net worth and maximum leverage covenants. Upon the initial drawing under this facility, we will pay a commitment fee of 1.00% on the committed amount and additional annual commitment fees payable on each anniversary of the closing. Advances under the loan funding facility will be subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

        The availability of advances under the retail home sales and consumer finance debt facility is subject to certain conditions that are beyond our control. Conditions that could result in our inability to draw on these facilities include a downgrade in the credit rating of the lender and the absence of certain markets for financing debt obligations secured by securities or mortgage loans. Funding under these facilities may also be denied if the lender determines that the value of the assets serving as collateral would be insufficient to maintain the required 75% loan-to-value ratio upon giving effect to a request for funding. The lender can also at any time require that we prepay amounts funded or provide additional collateral if in its judgment this is necessary to maintain the 75% loan-to-value ratio.

CASH FLOWS

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

        Cash provided by operations was $10,686 and $14,267 for the year ended December 31, 2003 and 2002, respectively. The decrease for 2003 was due primarily to changes in operating assets and liabilities partially offset by a reduction in manufactured home inventory held for sale.

        Cash used in investing activities was $47,693 and $137,473 for the year ended December 31, 2003 and 2002, respectively. The decrease in 2003 compared to 2002 was due primarily to reduced levels of community acquisitions and rental home purchases.

        Cash provided by financing activities was $25,389 and $137,787 for the year ended December 31, 2003 and 2002, respectively. The decrease in 2003 as compared to 2002 was primarily due to lower borrowing for community acquisitions and rental homes, funds provided in 2002 from the reorganization and issuance of common shares, partially offset by funding of the rental home credit facility in 2003.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

        Cash provided by operations was $14,267 and $6,626 for the years ended December 31, 2002 and 2001, respectively. The improvement for 2002 was due primarily to improvements in operating results on a same community basis, a larger community base through community acquisitions and, subsequent to May 2, 2002, the reorganization.

        Cash used in investing activities was $137,473 and $104,638 for the years ended December 31, 2002 and 2001, respectively. The increase in 2002 was due primarily to a higher level of rental home purchases as part of our initiative to improve operating performance.

        Cash provided by financing activities was $137,787 and $84,340 for the years ended December 31, 2002 and 2001, respectively. The twelve months in 2002 as compared to 2001 includes net cash generated in the reorganization on May 2, 2002 of $23,130, higher levels of financing of community acquisitions under the BFND credit facility of $41,119, and additional borrowings of $75,000 under the preferred interest. We used more cash in the 2002 period as compared to 2001 to establish loan reserves following the reorganization. We received approximately $33,760 in each year from the issuance of additional common stock to certain of our existing investors.

INFLATION

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2003 and 2002. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The principal difference between SFAS No. 146 and EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred. We applied SFAS No. 146 in accounting for our retail home sales restructuring.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 is intended to expand on existing disclosure requirements and requires a company to recognize liabilities for the fair value or market value of its obligations under a guarantee when the guarantee is issued. It does not address the subsequent measurement of the guarantor's recognized liability over the term of the guarantee. FIN 45 is effective January 1, 2003 on a prospective basis only, with the exception of the disclosure requirements, which are effective for financial statements at and for the period ended December 31, 2002. We guarantee certain loans on behalf of our consumers and we believe our exposure to be deminimis.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. A company that consolidates a variable interest entity is called the primary beneficiary.

        Previous practice has dictated that one company would include another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. FIN 46 is effective for all variable interest entities created after January 31, 2003. For existing variable interest entities, public companies are required to adopt FIN 46 in the first interim or annual period after June 15, 2003. FIN 46 was partially deferred and now must be adopted at the end of the first interim or annual period after December 31, 2003 for variable interest entities created prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on our results of operations and financial position.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, an issuer is required to classify financial instruments issued in the form of shares that are mandatorily redeemable, financial instruments that, at inception, embody an obligation to repurchase the issuer's equity shares and financial instruments that embody an unconditional obligation, as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations and cash flows.

FFO

        As defined by NAREIT, FFO represents income (loss) from continuing operations (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with

GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

	For Year Ended December 31,
	2003	2002	2001
Reconciliation of FFO:
Net loss from continuing operations	$(37,537)	$(40,983)	$(12,747)
Plus:
Depreciation and amortization	48,787	38,596	16,905
Income (loss) from discontinued operations	285	172	(370)
Depreciation from discontinued operations	295	488	574
Less:
Amortization of loan origination fees	(3,213)	(4,129)	(1,896)
Depreciation expense on furniture, equipment and vehicles	(1,112)	(1,019)	(237)
Minority interest portion of FFO reconciling items	(6,234)	(4,528)	(15)

FFO*	$1,271	$(11,403)	$2,214

*
FFO for the year ended December 31, 2002 includes charges incurred in the reorganization in connection with the repayment of debt including $1,885 for exit fees and $1,592 for the write off of unamortized loan costs, and includes a charge of $13,557 to write off goodwill associated with our retail home sales and insurance businesses. For more details see our consolidated financial statements for the year ended December 31, 2003, 2002 and 2001. FFO for the year ended December 31, 2003 includes a charge of $1,385 for retail home sales asset impairment and other expense and a charge of approximately $864 for the cost of vacating unused office space and $337 in executive severance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

        During February 2004, following the completion of our IPO, the financing transaction and the Hometown acquisition we have outstanding approximately $947 million of consolidated debt. Approximately $188 million, or 20% of our total consolidated debt is variable rate debt. Approximately 80% of our total indebtedness following the completion of our IPO, the financing transaction and the Hometown acquisition is subject to fixed interest rates for a minimum of four years. We entered into a two-year interest rate swap agreement pursuant to which we effectively fixed the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, approximately 91% of our total indebtedness after completion of our IPO and the financing transaction is subject to fixed interest rates for a minimum of two years.

        If LIBOR were to increase by 1.00%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.9 million annually. If, after consideration of the interest rate swap agreement described above, LIBOR were to increase by 1.00%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.9 million annually.

        Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

        As of December 31, 2003, our total outstanding debt was approximately $789.6 million, which was comprised of $521.6 million of fixed rate indebtedness. Approximately $268.0 million, or 34%, of our total outstanding indebtedness was variable rate debt. With respect to $240.4 million principal amount of our variable rate indebtedness outstanding as of December 31, 2003, we had entered into interest rate cap agreements to limit our interest costs in the event of increases in one-month LIBOR above 5.00% to reduce our exposure to market rate changes.

        The fair value of debt outstanding as of December 31, 2003 was approximately $813 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of
Affordable Residential Communities Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Affordable Residential Communities Inc. (formerly known as ARC IV REIT, Inc.) and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Denver, Colorado
March 29, 2004

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

(in thousands except shares and per share data)

	December 31,
	2003	2002
Assets
Rental and other property, net	$907,048	$897,445
Assets held for sale	—	11,841
Cash and cash equivalents	26,631	38,249
Restricted cash	13,669	13,429
Tenant, notes and other receivables, net	8,392	8,998
Inventory	3,878	9,595
Loan origination costs, net	11,921	13,105
Loan reserves	32,414	39,281
Goodwill	86,126	86,126
Lease intangibles and customer relationships, net	11,626	15,594
Prepaid expenses and other assets	24,128	2,875

Total assets	$1,125,833	$1,136,538

Liabilities and Stockholders' Equity
Notes payable and preferred interest	$789,574	$753,360
Liabilities related to assets held for sale	—	8,238
Accounts payable and accrued expenses	20,174	19,021
Tenant deposits and other liabilities	8,101	7,998

Total liabilities	817,849	788,617

Minority interest	42,639	48,156

Commitments and contingencies (Note 13)
Stockholders' equity
Common stock $.01 par value, 100,000,000 shares authorized, 16,972,738 shares issued and outstanding	170	170
Additional paid-in capital	378,018	378,018
Retained deficit	(112,843)	(78,423)

Total stockholders' equity	265,345	299,765

Total liabilities and stockholders' equity	$1,125,833	$1,136,538

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(in thousands except per share data)

	For the Year Ended December 31,
	2003	2002	2001
Revenue
Rental income	$131,176	$96,912	$40,046
Sales of manufactured homes	21,680	31,942	—
Utility and other income	17,294	12,591	3,566

Total revenue	170,150	141,445	43,612

Expenses
Property operations	47,995	35,467	13,090
Real estate taxes	10,697	6,969	2,738
Cost of manufactured homes sold	17,510	25,826	—
Retail home sales, finance, insurance and other operations	8,389	8,597	—
Property management	5,527	4,105	2,491
General and administrative	16,834	13,088	9,047
Depreciation and amortization	48,787	38,596	16,905
Interest expense	58,018	43,887	14,972
Retail home sales and insurance asset and goodwill impairment and other expense	1,385	13,557	—

Total expenses	215,142	190,092	59,243
Interest income	(1,437)	(1,390)	(2,871)

Loss before allocation to minority interest	(43,555)	(47,257)	(12,760)
Minority interest	6,018	6,274	13

Net loss from continuing operations	(37,537)	(40,983)	(12,747)
Income (loss) from discontinued operations	285	172	(370)
Gain on sale of discontinued operations	3,333	—	—
Minority interest in discontinued operations	(501)	(23)	—

Net loss	$(34,420)	$(40,834)	$(13,117)

Loss per share from continuing operations:
Basic loss per share	$(2.21)	$(2.82)	$(1.41)

Diluted loss per share	$(2.21)	$(2.89)	$(1.41)

Income (loss) per share from discontinued operations:
Basic income (loss) per share	$0.18	$0.01	$(0.04)

Diluted income (loss) per share	$0.18	$0.01	$(0.04)

Loss per common share
Basic loss per share	$(2.03)	$(2.81)	$(1.45)

Diluted loss per share	$(2.03)	$(2.88)	$(1.45)

Weighted average share / OP unit information:
Common shares outstanding	16,973	14,535	9,062
Common shares issuable upon exchange of OP units outstanding	2,726	1,818	—

Diluted shares outstanding	19,699	16,353	9,062

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Total Stockholders' Equity
Balance December 31, 2000	$82	$162,581	$(24,472)	$138,191
Sales of common stock	15	33,685		33,700
Net loss			(13,117)	(13,117)

Balance December 31, 2001	97	196,266	(37,589)	158,774
Sales of common stock	15	33,745		33,760
Common stock issued in the Reorganization	58	137,594		137,652
Transfer of minority interest ownership in Operating Partnership		10,413		10,413
Net loss			(40,834)	(40,834)

Balance December 31, 2002	170	378,018	(78,423)	299,765
Net loss			(34,420)	(34,420)

Balance December 31, 2003	$170	$378,018	$(112,843)	$265,345

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(dollars in thousands)

	Years ended December 31,
	2003	2002	2001
Cash flow from operating activities
Net loss	$(34,420)	$(40,834)	$(13,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,787	38,596	16,905
Adjustment to fair value for interest rate caps	—	1,561	4,844
Minority interest in net loss	(6,018)	(6,274)	(13)
Depreciation and minority interest included in income (loss) from discontinued operations	794	511	574
Retail home sales and insurance asset and goodwill impairment and other expense	1,385	13,557	—
Gain on sale of discontinued operations	(3,333)	—	—
Rent expense related to vacated office space	864
Changes in operating assets and liabilities, net of acquisitions	2,627	7,150	(2,567)

Net cash provided by operating activities	10,686	14,267	6,626

Cash flow from investing activities
Acquisition of communities, manufactured homes and lease intangibles	(34,288)	(121,611)	(91,939)
Community improvements and equipment purchases	(12,725)	(15,862)	(11,676)
Deposits and deferred acquisition costs on purchase of
Hometown assets	(15,559)
Sale of community	14,879	—	—
Other	—	—	(1,023)

Net cash used in investing activities	(47,693)	(137,473)	(104,638)

Cash flow from financing activities
Cash flow from the Reorganization
Debt issued in the Reorganization	—	578,000	—
Debt paid in the Reorganization	—	(431,165)	—
Redemption of Limited Partnership interests	—	(112,966)	—
Payment of loan costs	—	(13,365)	—
Net release of restricted cash	—	2,609	—
Net release of loan reserves	—	4,695	—
Other	—	(4,678)	—
Proceeds from issuance of common shares	—	33,760	33,760
Deferred common and preferred stock issuance costs	(1,026)	—	—
Proceeds from issuance of debt	49,038	126,119	50,629
Deferred debt issuance costs	(2,000)	—	—
Repayment of debt	(25,356)	(14,416)	(157)
Restricted cash	(240)	(1,906)	(3,331)
Loan reserves	6,867	(28,185)	5,207
Syndication costs	—	—	(60)
Loan origination costs	(1,894)	(715)	(1,708)

Net cash provided by financing activities	25,389	137,787	84,340

Net increase (decrease) in cash and cash equivalents	(11,618)	14,581	(13,672)
Cash and cash equivalents, beginning of year	38,249	23,668	37,340

Cash and cash equivalents, end of period	$26,631	$38,249	$23,668

Non-cash financing transactions
Limited Partnership debt assumed in the Reorganization	—	$233,915	—
Common stock issued in the Reorganization	—	137,652	—
OP Units issued in the Reorganization	—	64,820	—
Debt assumed in connection with acquisitions	$4,294	5,944	$13,592

Supplemental cash flow information
Cash paid for interest	$56,941	$36,077	$16,244

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share and homesite data)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

        Affordable Residential Communities Inc. (formerly known as ARC IV REIT, Inc.) is a Maryland corporation organized as a real estate investment trust for U.S. federal income tax purposes and is engaged in the acquisition, renovation, repositioning and operation of manufactured home communities, the rental of manufactured homes, the retail sale of manufactured homes and other related businesses. We were organized in July of 1998 and operate primarily through Affordable Residential Communities LP (the "Operating Partnership") and its subsidiaries of which we are the sole general partner and owned approximately 86% at December 31, 2003.

        As described in Note 2, on May 2, 2002, we completed the acquisition of Affordable Residential Communities, L.P. I ("LP I"), Affordable Residential Communities, L.P., II ("LP II"), Affordable Residential Communities, L.P., III ("LP III") (collectively, LP I, LP II, and LP III are the "Limited Partnerships") and their respective subsidiaries and certain of the assets and subsidiaries of ARC Holdings Limited Liability Company ("Holdings") (the "Reorganization"). Holdings' subsidiaries included ARC LLC, which was the general partner of each of the Limited Partnerships and the co-general partner with us of the Operating Partnership, and ARC Management Services, Inc. ("ARC Management"), which was the management company for each of the Limited Partnerships and the Operating Partnership. Our co-founders and certain other members of our senior management were the members of senior management of ARC Management.

        As of December 31, 2003, we owned 212 communities consisting of 40,435 homesites in 21 states (Alabama, Arkansas, California, Colorado, Florida, Idaho, Illinois, Iowa, Kansas, Missouri, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Dakota, Tennessee, Texas, Utah and Wyoming). We also conduct a retail home sales business. During the year ended December 31, 2003 we redirected our retail home sales business to in-community sales and sold or closed 16 stand-alone retail dealerships (see Note 11).

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities, and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may differ from previously estimated amounts.

        The accompanying consolidated financial statements include all of our accounts but include the results of operations of the businesses formerly conducted by the Limited Partnerships and Holdings only for the periods subsequent to the completion of the Reorganization on May 2, 2002. We have eliminated all significant intercompany balances and transactions.

        We have reclassified certain prior period amounts to conform to current year presentation.

Rental and Other Property

        Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

Asset Class	Estimated Useful Lives (Years)
Manufactured home communities and improvements	10 to 30
Buildings	10 to 20
Rental homes	10
Furniture and other equipment	5
Computer software and hardware	3

        In June 2002, we changed our estimate of the depreciable lives of our communities from 20 years to 30 years to conform to our experience and industry practice regarding the estimated useful life of manufactured home communities, improvements and buildings. The change resulted in a reduction of depreciation expense of approximately $7,344 or $0.44 per diluted earnings per share and a reduction in net loss of $6,371 or $0.44 per basic earnings per share for the year ended December 31, 2002.

        We carry rental property at cost, less accumulated depreciation. We capitalize significant renovations and improvements that substantially improve asset quality and/or extend the useful life of assets and depreciate them over their estimated remaining useful lives. We expense maintenance and repairs as incurred.

        We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that full asset recoverability is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amounts of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a writedown is required. If this review indicates that the asset's carrying amount will not be fully recoverable, we would reduce the carrying value of the assets to their estimated fair value. For the years ended December 31, 2003 and 2002, no impairment conditions existed at any of our rental or other properties.

Cash and Cash Equivalents

        Cash and cash equivalents include all cash and liquid investments with maturities less than 90 days from the date of purchase.

Restricted Cash and Loan Reserves

        Restricted cash and loan reserves represent reserves established pursuant to the debt agreements as described in Note 6.

Notes Receivable

        Notes receivable from sales of manufactured homes or assumed in connection with acquisitions are generally collateralized by manufactured homes located in our communities.

Reserves for Bad Debts

        We maintain allowances for bad debts on tenant receivables and notes receivable. We fully reserve amounts due from tenants greater than sixty days past due. We establish reserves for notes receivable based on management's periodic review of specific notes considered wholly or partially uncollectible, plus an amount for estimated future uncollectible amounts based on historical experience. At December 31, 2003 and 2002, approximately $977 and $710 is reserved for tenant and notes receivables. For the years ended December 31, 2003, 2002 and 2001, we charged $2,662, $1,578 and $335, respectively, to bad debt expense.

Inventory

        Inventory consists of new and used manufactured homes including costs and materials associated with preparing the units for sale. We value inventory at the lower of cost or market value. Cost is based on specific identification reduced, as applicable, by dealer volume rebates earned from manufacturers ($101 at December 31, 2003). We earn dealer volume rebates from the dealership's primary manufacturers when we sell the manufactured home and from other non-primary manufacturers when we purchase the manufactured home. We base market value of inventory on estimated net realizable value.

Loan Origination Costs

        We capitalize loan origination costs associated with financing of our communities. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the repayment term of the loans. We amortized $3,205, $4,129 and $1,896 of loan origination costs for the years ended December 31, 2003, 2002 and 2001, respectively, which is included in depreciation and amortization. The charge in 2002 includes $1,592 for previously incurred loan origination costs of debt paid in the Reorganization. Accumulated amortization was $5,943 and $2,750 as of December 31, 2003 and 2002, respectively.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed in the Reorganization completed on May 2, 2002. We periodically assess and adjust the value of the goodwill. For the year ended December 31, 2002, we recorded an impairment charge of $13,557. For additional discussion, see Note 2 "The Reorganization."

Lease Intangibles and Customer Relationships

        We establish the value of lease intangibles and customer relationships at the date of acquisition of a community. We amortize lease intangibles and customer relationships related to community acquisitions on a straight-line basis over the estimated time period that a resident lives in the community (five years). We amortize lease intangibles and customer relationships related to acquisitions of rental homes on a straight-line basis over the lease term (one year). The acquired community customer relationships and rental home customer relationships are amortized on a straight-line basis since we cannot reliably determine the pattern of economic benefit associated with the individual contracts comprising the intangible assets. We do not have sufficient historical or industry data to reliably estimate the tenure of an individual customer or to pool customer contracts on a homogeneous basis as a basis to amortize the intangible assets in a manner other than straight line. Future amortization of lease intangibles and customer relationship intangible assets are as follows:

2004	$3,483
2005	3,483
2006	3,483
2007	1,177

Total	$11,626

        Accumulated amortization was $7,291 and $3,323 at December 31, 2003 and 2002, respectively.

Impairment of Intangible Assets

        We combine our intangible assets, which consist primarily of lease and customer intangibles, with other assets located in each community (primarily consisting of real estate assets) as the manufactured home community is the lowest level for which cash flows are readily identifiable. Whenever events or circumstances indicate that the carrying amount of the asset group is not recoverable, the asset group is tested for recoverability. If the asset group is not recoverable from the undiscounted cash flows attributable to that asset group, an impairment loss is recognized as the difference between the carrying value of the asset group and the estimated fair value of the asset group.

Interest Rate Caps

        We manage our exposure to interest rate risk through the use of interest rate caps which are cash flow hedges which protect us from movements in interest rates above specified levels. We immediately recognize in earnings the ineffective portion of gains or losses associated with interest rate caps. For the years ended December 31, 2003, 2002 and 2001, we recorded in interest expense a loss of $115, $1,561 and $4,844, respectively, related to the ineffective portion of the interest rate cap. At December 31, 2003 the carrying value of the interest rate caps is zero.

Revenue Recognition

        We recognize rental income on homesites and homes when earned and due from residents. Leases entered into by tenants for the rental of a site are generally month-to-month and are renewable by mutual agreement of the resident and us or, in some cases, as provided by statute. Leases entered into by home renters are generally one year in duration and are renewable by mutual agreement between the home renter and us. We defer rent received in advance and recognize it in income when earned.

        We recognize revenues from manufactured home sales when we receive the down payment, the buyer arranges financing, we transfer title, possession and other attributes of ownership to the buyer, and we have no further obligations to perform significant additional activities.

Income Taxes

        We operate in a manner intended to enable us to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which it distributes to its stockholders. We intend to continue to qualify and to distribute substantially all of our taxable income to stockholders. Therefore, we have no provision for Federal income taxes. To date we have made no distributions to our stockholders and have been in a taxable loss position since inception.

Fair Value of Financial Instruments

        The fair value of our debt was approximately $813,000 at December 31, 2003. The fair value of our other financial instruments approximates their carrying values at December 31, 2003 and 2002.

Minority Interest

        At December 31, 2003, minority interest consisted of units of limited partnership interest of our Operating Partnership ("OP Units") that were issued to various limited partners in the Reorganization. Each OP Unit issued in the Reorganization is paired with 1.9268 shares of our special voting stock (each a "Paired Equity Unit"). Each OP Unit is redeemable for cash or at our election, one share of our common stock. As a result, in the issuance of additional OP Units and shares of common stock, we have recorded an equity transfer adjustment among shareholders' equity and minority interest in our Consolidated Balance Sheets to account for the change in the respective ownership in the underlying equity of the Operating Partnership. The minority interest prior to the Reorganization represents ownership interest of ARC LLC in the Operating Partnership.

        We have ascribed income before allocation to minority interest to the holders of the OP Units based on their respective weighted average ownership percentage of the Operating Partnership. We have determined the ownership percentage by dividing the number of OP Units held by the limited partners by the total number of OP Units held by both the limited partners and the general partner.

Derivative Financial Instruments

        We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates. As required under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 133, we record all of our derivative instruments in the Consolidated Balance Sheets at fair value. For a derivative designated as a cash flow hedge, we initially report the effective portion of the derivative's gain or loss as a component of accumulated other comprehensive loss and subsequently reclassify it into earnings when the forecasted transaction affects earnings. We report the ineffective portion of the gain or loss associated with a cash flow hedge in earnings immediately. All of the cash flow hedges were ineffective in all periods presented, and, as such no gain or loss was allocated to accumulated other comprehensive income.

Earnings per Share

        We calculated basic earnings or loss per share by dividing net income or loss by our outstanding shares of common stock. We calculated diluted earnings or loss per share by dividing income or loss before allocation to minority interest by our outstanding shares of common stock assuming the exchange of all OP Units for shares of our common stock. For the years ended 2001 through 2003, we did not include warrants in the calculation of diluted earnings per share because they would have been antidilutive.

Recently Issued Accounting Standards

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The principal difference between SFAS No. 146 and EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized when the liability is incurred. We applied SFAS No. 146 in accounting for our retail home sales restructuring.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 is intended to expand on existing disclosure requirements and requires a company to recognize liabilities for the fair value or market value of its obligations under a guarantee when the guarantee is issued. It does not address the subsequent measurement of the guarantor's recognized liability over the term of the guarantee. FIN 45 is effective January 1, 2003 on a prospective basis only, with the exception of the disclosure requirements, which are effective for financial statements at and for the period ended December 31, 2002. We guarantee certain loans on behalf of our customers and we believe our exposure to be deminimis.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. A company that consolidates a variable interest entity is called the primary beneficiary.

        Previous practice has dictated that one company would include another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. FIN 46 is effective for all variable interest entities created after January 31, 2003. For existing variable interest entities, public companies are required to adopt FIN 46 in the first interim or annual period after June 15, 2003. FIN 46 was partially deferred and now must be adopted at the end of the first interim or annual period after December 31, 2003 for variable interest entities that are not special purpose entities created prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on our results of operations and financial position.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Under SFAS 150, an issuer is required to classify financial instruments issued in the form of shares that are mandatorily redeemable, financial instruments that, at inception, embody an obligation to repurchase the issuer's equity shares and financial instruments that embody an unconditional obligation, as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations and cash flows.

2. The Reorganization

        On May 2, 2002, we completed the Reorganization in which each of the Limited Partnerships was merged with a separate subsidiary of our Operating Partnership. Also as part of the Reorganization, the retail home sales, insurance and other businesses previously conducted by the subsidiaries of Holdings were acquired by the Operating Partnership and Holdings was liquidated. We became the sole general partner of the Operating Partnership, which then indirectly owned and operated its existing portfolio of manufactured home communities and the Limited Partnerships' portfolios of manufactured home communities, as well as the other businesses previously conducted by the subsidiaries of Holdings.

        As a result of the Reorganization, the limited partners of the Limited Partnership received cash $(112,966), 2,726 OP Units (each of which is paired with 1.9268 shares of our special voting stock) and common stock (1,587 shares). As a result of the acquisition of Holdings' subsidiaries by the Operating Partnership, Holdings received shares of our common stock (4,203 shares) and distributed them to its owners upon the liquidation of Holdings.

        In connection with the Reorganization, several of our subsidiaries incurred fixed rate mortgage debt of $310 million and floating rate mortgage debt of $193 million and issued $75 million out of a commitment to issue a preferred interest of $150 million. The proceeds of these borrowings were used to repay existing indebtedness, fund the cash portion of the consideration to the limited partners of the Limited Partnerships in the Reorganization, pay fees and expenses related to the Reorganization and provide working capital.

        We have used the purchase method to account for our acquisition of the businesses and assets of the Limited Partnerships and Holdings. We have allocated the aggregate purchase price of the businesses and assets of Holdings and the Limited Partnerships to tangible and intangible assets and liabilities based upon their respective fair values as follows:

Purchase Price Allocation
Purchase price, including transaction costs	$328,551

Tangible and intangible assets acquired and liabilities assumed:
Rental and other property	$407,832
Intangible lease contracts and customer relationship value	18,917
other operating assets and liabilities	36,033
Debt assumed	(233,915)

228,867

Goodwill	$99,684

        We allocated this goodwill to the real estate reporting unit $(85,264), retail home sales and finance reporting unit $(12,108) and insurance reporting unit $(2,312). At December 31, 2002, we evaluated the goodwill for potential impairment using capitalization rates and multiples of earnings to value the reporting units. As a result, we recorded an impairment of goodwill in the retail home sales business of $12,108 and the insurance business of $1,449. The impairment for the retail home sales business arose as a result of a worsening of conditions since the Reorganization including adverse operating performance in our retail home sales business, the retail home sales industry, the related finance industry and the market for retail home sales businesses. The impairment for the insurance business arose because the retail home sales business provides a significant portion of the insurance business' revenue. We realized no impairment loss for the year ended December 31, 2003.

        We determined the fair value of the tangible community assets (other than rental homes discussed below) acquired in the Reorganization (which includes land, land improvements, and buildings) by valuing the property as if it were vacant. We then allocated the "as-if-vacant" value to land, land improvements and buildings based on our determination of the relative fair values of these assets.

        We determined the as-if-vacant fair value of the real estate by considering the expected lease-up period for individual communities (based on vacancies in the surrounding market and lease-up history for the communities acquired), the expected lost rental revenue during the lease-up period (based on contractual rental rates), and expected move-in bonuses to tenants.

        We measure the aggregate value of acquired in-place leases and tenant relationships as the excess of the purchase price paid for a property over the estimated fair value of the property as-if-vacant, as set forth above. We amortize the in-place lease value and tenant relationships for communities acquired over the estimated life that a resident resides in the community (five years) based on our historical experience with turnover in our communities and industry market studies. The lease term for communities is generally month-to-month. However, based on our own experience and industry data, the average time that a resident remains in the community is five years based on renewals of those month-to-month leases.

        We also determined fair value for the rental manufactured homes acquired in the Reorganization as if they were vacant. We determined the as-if-vacant fair value of the rental homes by considering the expected lease-up period for the home (based on lease-up history for rental homes in that community) and the expected lost rental revenue during the lease-up period (based on contractual rental rates). We measured the aggregate value of the intangibles related to rental homes, consisting of in-place leases and tenant relationships, by the purchase price paid for the rental homes (after adjusting in-place leases to market) less the fair value of the property as-if-vacant. We amortize the market rate adjustment, in-place leases and tenant relationships over the one-year term of the lease. We have insufficient history with customer relationships in rental homes and there is insufficient industry operating experience with rental homes to support an amortization period in excess of the initial lease term. As we gain more experience with rental home tenant renewals, we may adjust the amortization period for customer relationships in rental homes to consider historical renewals.

        In accordance with the procedures described above, we have established the following intangible assets associated with in-place leases and tenant relationships as of the date of acquisition:

Community customer relationship	$15,708
Community in place lease value	1,709
Rental customer relationships	1,288
Rental in-place lease value	45
Rental above and below market leases	167

$18,917

        As a consequence of using the purchase method to account for the Reorganization, our results of operations and financial position include all of our accounts in all periods but include the results of operations of the businesses formerly conducted in the Limited Partnerships and Holdings only for periods subsequent to the Reorganization.

        We have prepared the following unaudited pro forma income statement information as if the Reorganization had occurred on January 1, 2001. The pro forma data is not necessarily indicative of the results that actually would have occurred if the Reorganization had been consummated on January 1, 2001.

	Years Ended December 31,
	2002	2001
Revenue	$176,919	$151,887

Total expenses(1)	$235,561	$198,239

Interest income	$(1,543)	$(4,565)

Net loss from continuing operations before allocation to minority interest	$(57,099)	$(41,787)

Minority interest	$6,608	$5,800

Discontinued operations	$149	$(370)

Net loss	$(50,342)	$(36,357)

Diluted loss per share	$(2.97)	$(2.07)

Shares outstanding	16,973	17,578

(1)
Total expenses for the year ended December 31, 2002 include non-recurring charges incurred in the Reorganization in connection with the repayment of debt including $1,885 in exit fees and $1,592 for the write-off of unamortized loan costs, and include a charge of $13,557 to write-off goodwill associated with our retail home sales and insurance businesses.

3. Common Stock and Minority Interest Related Transactions

        We issued a total of 16,973 common shares and 2,726 OP Units in several transactions between September 1998 and May 2002. The following table summarizes our common stock transactions from inception:

	Year	Shares issued	Price per share	Total net capital
Initial capitalization	1998	1,038	$19.27	$20,000
Sales of common stock	1999	4,155	$19.27	78,804
Sales of common stock	2000	2,995	$22.54	63,859
Sales of common stock	2001	1,497	$22.54	33,700
Sales of common stock	2002	1,498	$22.54	33,760
Shares issued in Reorganization	2002	5,790	$23.78	137,652
Transfer of minority interest	2002	—	—	10,413

Stockholders' equity		16,973		$378,188

        On August 9, 2000, we issued warrants to certain shareholders authorizing the purchase of up to 704 shares of common stock at $20.77 per share which expire on July 23, 2010. To date, no warrants have been exercised.

        Subsequent to December 31, 2003, our stockholders approved a reverse stock split by which all our stockholders will receive 0.519 shares of common stock for every share of common stock they own. As a result, we have restated all historical share, warrant and per share data to give effect to this reverse stock split.

        The following is a summary of activity of the minority interest in the Operating Partnership:

Minority Interest
Minority interest at December 31, 2000	$75
Minority interest in loss	(13)

Minority interest at December 31, 2001	62
Minority interest redeemed in Reoganization	(62)
OP Units issued in Reorganization	64,820
Minority interest in loss	(6,251)
Transfer from (to) shareholders' equity	(10,413)

Minority interest at December 31, 2002	48,156
Minority interest in loss	(5,517)

Minority interest at December 31, 2003	$42,639

4. Rental and Other Property, Net

        The following summarizes rental and other property:

	December 31,
	2003	2002
Land	$125,977	$123,715
Land improvements and buildings	738,807	728,917
Rental homes and improvements	136,589	98,567
Furniture, equipment and vehicles	8,896	9,843

Subtotal	1,010,269	961,042
Less accumulated depreciation	(103,221)	(63,597)

Rental and other property, net	$907,048	$897,445

        Land improvements and buildings comprise primarily infrastructure, roads and common area amenities.

5. Acquisitions

        During the years ended December 31, 2003, 2002 and 2001, we acquired three, nineteen and twenty manufactured home communities, respectively, from unaffiliated third parties for approximately $6,464 in cash and $4,294 in assumed debt in 2003, $52,080 in cash and $5,944 in assumed debt in 2002 and $76,802 in cash and $13,592 in assumed debt in 2001. We have accounted for the acquisitions utilizing the purchase method of accounting and, accordingly, we have allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. We allocated the majority of the purchase price to the rental property and intangible assets, including customer relationships and in-place leases.

        The table below summarizes our manufactured home community acquisitions for the period January 2001 through December 2003:

Date	Community	Location	Homesites
Apr-01	Park Plaza	Gillette, WY	75
May-01	Meridian Terrace	San Bernardino, CA	257
May-01	Parkview Estates	San Jacinto, CA	200
May-01	Lido Estates	Lancaster, CA	121
May-01	Terrace II	Casper, WY	70
May-01	Havenwood	Pompano Beach, FL	120
May-01	Western Hills	Davie, FL	394
Jul-01	Bluebonnet Estates	Temple, TX	176
Jul-01	New Twin Lakes Village	Middletown, NY	244
Jul-01	Spring Valley Village	Spring Valley, NY	135
Jul-01	Dynamic II	Desoto, TX	136
Jul-01	Quail Run	Hutchins, TX	231
Jul-01	Washingtonville Manor	Washingtonville, NY	83
Aug-01	Mission MHC	El Paso, TX	286
Aug-01	Galant Estates	Greensboro, NC	85
Oct-01	Viking Villa	Ogden, UT	192
Oct-01	Lakeview Estates	Layton, UT	209
Oct-01	Brookside	West Jordan, UT	170
Dec-01	Siesta Lago	Kissimmee, FL	490
Dec-01	Chalet North	Apopka, FL	403
Jan-02	Sundown	Clearfield, UT	200
Feb-02	Forest Park	Queensbury, NY	183
Feb-02	Birch Meadow Estates	Wilton, NY	64
Feb-02	Park D'Antoine	Wilton, NY	18
Apr-02	Valley Verde	Las Cruces, NM	220
Apr-02	Arbor Lake	Grinnell, IA	40
May-02	Riverside	West Valley City, UT	201
Jun-02	Hampton Acres	Desoto, TX	119
Jul-02	Southridge Estates	Des Moines, IA	302
Jul-02	Pleasant Grove	Raleigh, NC	72
Jul-02	Amber Village	Dallas, TX	206
Jul-02	Village East	Terrell, TX	196
Jul-02	Americana #1 & #2	Hemet, CA	309
Sep-02	Connelly Village	Connelly, NY	100
Sep-02	Cypress Shores	Winter Haven, FL	204
Sep-02	Grand Meadows	Longmont, CO	104
Dec-02	Berryhill Commons	Charlotte, NC	257
Dec-02	Berryhill Acres	Charlotte, NC	244
Dec-02	Creekside Terrace	Charlotte, NC	250
Feb-03	Brookshire Village	St. Louis, MO	202
May-03	Twin Parks	Arlington, TX	249
Sep-03	Philbin Estates	Pocatello, ID	180

        In addition, on May 2, 2002, in connection with the Reorganization, we acquired 107 communities then owned by the Limited Partnerships. For a more detailed discussion, see Note 2.

        During the years ended December 31, 2003, 2002 and 2001, we also acquired 1,325, 3,086 and 1,142 manufactured homes from unaffiliated third parties for $27,824, $69,531 and $15,137, respectively, including related setup costs. On May 2, 2002, in connection with the Reorganization, certain of our subsidiaries acquired 1,356 manufactured homes then owned by the Limited Partnerships.

        We have not presented pro forma results of operations for the years ended December 31, 2003, 2002 and 2001 as if the acquisitions were made on the first day of the year as the effects of these community acquisitions are not material.

6. Notes Payable

        The following table sets forth certain information regarding our debt:

	December 31,
	2003	2002
Senior fixed rate mortgage due 2012, 7.35% per annum	$306,767	$309,488
Senior variable rate mortgage due 2005, LIBOR plus 2.85% per annum (3.97% at December 31, 2003)	188,033	193,270
BFND credit facility due 2005, LIBOR plus 3.00% per annum (4.12% at December 31, 2003)	52,414	50,313
ARC IV credit facility	—	—
Various individual fixed rate mortgages due 2006 through 2028, averaging 7.65% per annum	43,283	39,671
Preferred interest due 2005, 14.0% per annum	170,000	150,000
Rental home credit facility due 2010, LIBOR plus 4.7% per annum (5.82% at December 31, 2003)	24,055	—
Floorplan lines of credit	3,897	8,085
Other loans due 2004 and 2005	1,125	2,533

	$789,574	$753,360

        The fair value of debt outstanding as of December 31, 2003 was approximately $813,000.

Senior Fixed Rate Mortgage

        The Senior Fixed Rate Mortgage was entered into on May 2, 2002 in connection with the Reorganization. It is an obligation of certain of our special purpose real property subsidiaries and is collateralized by 105 manufactured home communities. The Senior Fixed Rate Mortgage bears interest at a fixed rate of 7.35% per annum, amortizes over 30 years and matures on May 1, 2012. Pursuant to the terms of the Senior Fixed Rate Mortgage, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending (included in loan reserves) and property operating expenditures (included in cash and cash equivalents). The Senior Fixed Rate Mortgage contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Variable Rate Mortgage

        The Senior Variable Rate Mortgage was entered into on May 2, 2002 in connection with the Reorganization. It is an obligation of one of our subsidiaries and is collateralized by 71 manufactured home communities. The floating rate debt bears interest at a variable rate calculated as the one-month LIBOR rate plus 2.85% (3.97% as of December 31, 2003), amortizes over 30 years and matures on May 2, 2005. At our option and subject to certain conditions, the indebtedness may be extended for two additional 12-month periods. We can repay the Senior Variable Rate Mortgage at any time subject to payment of an exit fee of 1%. In connection with the Senior Variable Rate Mortgage, we purchased an interest rate cap at a cost of $1,528 that will protect us from upward movements in one-month LIBOR above 6.00%. The interest rate cap expires in May 2005. Pursuant to the terms of the Senior Variable Rate Mortgage, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending (included in loan reserves) and property operating expenditures (included in cash and cash equivalents). We have also established a supplemental reserve amounting to 5% of the outstanding balance that may be released to us under certain conditions (included in restricted cash). In September 2003, we repaid $10,259 in connection with our sale of our Sunrise Mesa Community located in Apache Junction, Arizona (see Note 15).

        On February 18, 2004, concurrent with our initial public offering ("IPO"), the Senior Variable Rate Mortgage was paid in full including $1,906 in debt extinguishment costs.

BFND Credit Facility

        One of our subsidiaries, ARC4BFND, L.L.C., entered into a $150 million credit facility on November 14, 2000, (the "BFND Credit Facility"). Proceeds from the BFND Credit Facility are available for community acquisitions and anticipated capital expenditures with advances up to 70% of the purchase price and related costs. The BFND Credit Facility matures on June 30, 2005 with the right to extend the maturity to June 30, 2007 subject to certain conditions. It is collateralized by 19 manufactured home communities. It bears interest at one-month LIBOR plus 3.00% (approximately 4.12% as of December 31, 2003) and contains financial covenants that require, among other things, minimum debt service coverage. Pursuant to the terms of the BFND Credit Facility, we have established reserves for real estate taxes, insurance, capital spending (included in loan reserves) and property operating expenditures (included in cash and cash equivalents). We have also established a supplemental reserve amounting to 5% of the outstanding balance that may be released to us under certain conditions (included in restricted cash). On May 2, 2002, in connection with the Reorganization, we repaid $81,436 of the outstanding balance. On September 17, 2002 we amended the maximum permissible borrowings to $110,000, extended the date under which we are permitted to make additional borrowings to August 31, 2003, and extended the maturity as set forth above. We can repay the BFND Credit Facility after August 30, 2004, subject to payment of an exit fee of 1%.

        On February 18, 2004, concurrent with our IPO, the BFND Credit Facility was paid in full including $786 in debt extinguishment costs.

ARC IV Credit Facility

        On November 19, 1998, through one of our subsidiaries, ARC IV, L.L.C., we entered into a credit facility (the "ARC IV Credit Facility") that permitted us to finance a portion of the purchase price, capital expenditures and other related costs of qualifying communities until October 31, 2001. The ARC IV Credit Facility bore interest of one-month LIBOR plus 2.50%.

        The ARC IV Credit Facility was paid in full in connection with the Reorganization on May 2, 2002.

Preferred Interest

        The Preferred Interest is an obligation of ARC Real Estate Holdings, LLC ("ARC RE"), an indirect subsidiary of the Operating Partnership formed for the purpose of issuing the Preferred Interest and owning, indirectly, our real estate subsidiaries and certain other assets, and was entered into on May 2, 2002 in connection with the Reorganization. The Preferred Interest had a preferred distribution rate of 12.5% per annum. On October 17, 2003, we modified our Preferred Interest to increase our borrowing limit by $25,000 with a preferred distribution rate of 14.0% to apply to all outstanding balances beginning on the date of the first draw of the additional loan amount. The outstanding principal balance must be reduced to an amount no greater than $150,000 by June 30, 2004. The Preferred Interest has a mandatory redemption date of June 30, 2005 with no option to extend. On November 12, 2003 and January 8, 2004, we borrowed an additional $20,000 and $5,000, respectively, on the Preferred Interest.

        The Preferred Interest is subject to mandatory redemption to the extent of any net proceeds from specified events, including (i) excess proceeds from the refinancing of any senior indebtedness of ARC RE or any of its subsidiaries, (ii) the proceeds from the sale by ARC RE or its subsidiaries of real estate assets, net of any required payments on senior indebtedness, and (iii) proceeds from any initial public offering of securities by our company or the Operating Partnership. In addition, beginning November 2003, ARC RE also will be required to apply to the redemption of the Preferred Interest then outstanding up to a specified percentage of its quarterly cash flow after debt service and payment of the preferred distribution, subject to specified limits on such required redemptions.

        ARC RE has established a lockbox system (included in loan reserves) controlled by the preferred investor through which all cash flow distributed to ARC RE by its subsidiaries flows. Any cash flow remaining after payment of preferred distributions and any mandatory redemptions of the Preferred Interest and the funding of reserves required by the preferred investor may be distributed to the Operating Partnership for corporate purposes provided the ARC RE debt service coverage ratio (including the Preferred Interest as debt for this purpose) exceeds 1.2x. Notwithstanding the foregoing, ARC RE may distribute cash to the Operating Partnership to the extent necessary to pay dividends required under applicable REIT requirements. The preferred investor will have the right to assume control of the management of ARC RE upon the occurrence of certain events, including any payment default by ARC RE on the Preferred Interest, certain material cross-default and covenant default events and any change of control of the Operating Partnership.

        On February 18, 2004, concurrent with our IPO, the Preferred Interest obligation was paid in full including $3,400 in extinguishment costs.

Rental Home Credit Facility

        On December 31, 2002, ARC Housing, L.L.C., a subsidiary of ARC RE, entered into a $27,000 credit facility collateralized by rental homes (the "Rental Home Credit Facility"). Proceeds from the Rental Unit Credit Facility are available for acquisitions of rental homes and anticipated capital expenditures associated with the acquisitions. The Rental Unit Credit Facility matures on February 1, 2010. It bears interest at one month LIBOR plus 4.7% (approximately 5.82% at December 31, 2003), requires level monthly principal and interest payments of $421 beginning February 1, 2003, and is secured by 3,339 rental homes. The principal amount of the note amortizes over seven years at a stated interest rate of 8%. If at any time due to upward fluctuations in the monthly LIBOR rate the cumulative amounts of the level payments applied to principal result in a principal balance greater than the scheduled amortized principal balance, additional payments would be required to reduce the principal to its scheduled amortized balance. The Rental Home Credit Facility was fully funded on January 3, 2003.

        On February 18, 2004, concurrent with our IPO, the Rental Home Credit Facility was paid in full including $235 in debt extinguishment costs.

Floorplan Lines of Credit

        Through our retail home sales subsidiary, we have two lines of credit that provide borrowings secured by manufactured homes in inventory. Repayment is due upon sale of the related manufactured home. They bear interest that ranges from the prime rate plus 1.90% to the prime rate plus 3.75% (5.90% to 7.75% at December 31, 2003). Curtailment payments are required for unsold homes beginning on the 121+ day to 571+ day range depending on the type of home being financed. The required payment is generally 3% of the home's original invoice and is paid monthly. The floorplan lines of credit can be terminated by either party upon 30 days written notice. All of our existing new inventory is collateral for the floor plan line of credit.

        The aggregate amount of annual principal maturities subsequent to December 31, 2003 is as follows:

	Fixed rate debt	Variable debt	Total
2004	$24,139	$8,860	$32,999
2005	156,278	242,039	398,317
2006	9,503	3,496	12,999
2007	4,498	3,497	7,995
2008	9,286	3,496	12,782
Thereafter	317,907	6,575	324,482

	$521,611	$267,963	$789,574

7.     Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis:

	Years ending December 31,
	2003	2002	2001
Loss from continuing operations	$(37,537)	$(40,983)	$(12,747)
Weighted average common shares outstanding	16,973	14,535	9,062

Basic loss per share from continuing operations	$(2.21)	$(2.82)	$(1.41)

Net loss	$(34,420)	$(40,834)	$(13,117)
Weighted average common shares outstanding	16,973	14,535	9,062

Basic loss per share	$(2.03)	$(2.81)	$(1.45)

Loss from continuing operations	$(37,537)	$(40,983)	$(12,747)
Plus minority interest in losses	(6,018)	(6,274)	(13)

Loss from continuing operations before allocation to minority interest	$(43,555)	$(47,257)	$(12,760)

Diluted loss per share from continuing operations	$(2.21)	$(2.89)	$(1.41)

Net loss	$(34,420)	$(40,834)	$(13,117)
Plus minority interest in losses	(5,517)	(6,251)	(13)

Net loss before allocation to minority interest	$(39,937)	$(47,085)	$(13,130)

Diluted loss per share	$(2.03)	$(2.88)	$(1.45)

Weighted average common shares outstanding	16,973	14,535	9,062
Weighted average OP Units outstanding	2,726	1,818	—

Weighted average common shares and OP Units	19,699	16,353	9,062

8.     Property Operations Expense

        During the years ended December 31, 2003, 2002 and 2001, we incurred property operations expenses as follows:

	For the Year Ended December 31,
	2003	2002	2001
Utilities and telephone	$17,967	$14,755	$6,253
Salaries and benefits	12,649	9,186	3,551
Repairs and maintenance	7,523	5,912	1,744
Insurance	2,441	1,761	425
Bad debt expense	2,582	1,558	335
Advertising	942	574	123
Other operating expenses	3,891	1,721	659

	$47,995	$35,467	$13,090

9.     Retail Home Sales, Finance, Insurance and Other Operations Expenses

        During the years ended December 31, 2003 and 2002, we incurred retail home sales, finance, insurance and other operations expenses as follows:

	For the Year Ended December 31,
	2003	2002
Utilities and telephone	$315	$308
Salaries and benefits	5,097	4,991
Repairs and maintenance	658	268
Insurance	141	257
Bad debt expense	80	20
Advertising	433	509
Other operating expenses	1,665	2,244

	$8,389	$8,597

10.   General and Administrative Expense

        During the years ended December 31, 2003, 2002 and 2001, we incurred general and administrative expenses as follows:

	For the Year Ended December 31,
	2003	2002	2001
Management fees(a)	$—	$1,007	$2,016
Salaries and benefits	9,380	7,148	4,501
Travel	1,712	1,276	674
Professional services	2,205	693	565
Insurance	384	788	83
Rent(b)	1,715	444	625
Other administrative expenses	1,438	1,732	583

	$16,834	$13,088	$9,047

(a)
Represents fees paid to an affiliate prior to the Reorganization.

(b)
Includes approximately $864 of one time expenses related to vacating unused corporate office space for the year ended December 31, 2003.

11.   Retail Home Sales Asset Impairment Expense

        At the time of our Reorganization, our retail home sales subsidiary was engaged in the retail sale of manufactured homes to third parties through 19 separate, stand-alone retail dealership locations in five states. Due to significant changes in the industry, particularly the shortage of consumer financing to support sales of manufactured homes, in late 2002 we began redirecting our retail home sales subsidiary's sales efforts away from a retail dealership presence and into an in-community presence focused exclusively on sales of homes in our communities. Our in-community retail home sales business will operate in conjunction with our expanded consumer finance business through which we intend to provide credit to qualified buyers of homes in our communities.

        During March 2003 we ceased operations at one of our stand-alone retail dealership locations and during June 2003 we sold two of our retail locations recording minor charges to write down fixed assets to fair value.

        As of July 1, 2003 we operated the remaining 16 separate, stand-alone dealership retail locations in five states. During the six months ended December 31, 2003 we substantially completed the redirection of our retail home sales subsidiary's sales efforts away from a retail dealership presence by selling twelve of our retail dealerships, ceasing operations in the remaining four retail dealerships and focusing entirely on in-community retail home sales activities in nearby communities owned by us. In accordance with the terms we have with the buyers of the retail dealerships, we will continue to obtain certain benefits they receive from their inventory purchases and we expect they will continue to refer new residents to our communities. With respect to five of the twelve stand-alone retail dealerships we sold, we will continue to hold and finance inventory at their retail dealership. With respect to the four retail dealerships we closed, we have relocated or intend to relocate inventory to nearby manufactured home communities we own.

        In connection with these activities, we recorded a charge of $1,385 in the third quarter of 2003 to write off fixed assets net of sales proceeds $(1,345) and to record the cost of remaining lease obligations at the retail dealerships we closed in the third quarter $(40).

12. Employee Savings Plan

        We provide our employees a qualified retirement savings plan ("Plan") designed to qualify under Section 401 of the Internal Revenue Code. The Plan allows our employees and employees of our subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. The Plan does not provide for matching contributions to be made by us to employee accounts.

13. Commitments and Contingencies

        We lease office space, dealership sales facilities and various pieces of office equipment. Monthly payments under these leases range up to $66, with expiration dates ranging from January 2004 to February 2006. Minimum future lease and sublease payments under operating leases as of December 31, 2003 are as follows:

2004	$660
2005	470
2006	25

$1,155

        In December 2003, we recorded a one time charge of $864 for vacating unused office space.

        In the normal course of business, from time to time we are involved in legal actions relating to the ownership and operations of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions will not have a materially adverse effect on our financial position or our results of operations or liquidity.

14. Related Party Transactions

        One of our subsidiaries provides accounting services to six communities that are controlled by our Chief Executive Officer under two separate year to year asset management agreements for which we received $29, $28 and $27 in compensation in 2003, 2002 and 2001, respectively. In addition, during 2003, 2002 and 2001 we billed these same companies controlled by our Chief Executive Officer $67, $30 and $17 for property management expenses in accordance with those agreements. We leased an airplane hangar from a company controlled by our Chief Executive Officer for which we paid $53, $52 and $53 in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, companies owned by our Chief Executive Officer owed to us approximately $4 and $191, respectively.

        During 2002, we purchased ten mobile homes on behalf of one of these affiliates in its rental unit acquisition operations. As a result, at December 31, 2002 the affiliate owed $206 related to these purchases.

        During 2002, an officer borrowed $100 from a subsidiary in exchange for a note. The note bears interest at 4.75%, requires monthly interest payments and matures on June 30, 2005.

        Prior to the Reorganization, a subsidiary reimbursed certain related parties for specific and allocated expenses of $2,728 and $7,031 for the years ended December 31, 2002 and 2001, respectively. These expenses included salaries and benefits, rent, and travel included in general and administrative expenses. The related party calculated the allocated costs monthly based on the proportion of the subsidiary's total assets to the total assets under the related party's control.

        Prior to the Reorganization, a subsidiary purchased manufactured homes from a related party amounting to $1,534 and $745 in 2002 and 2001, respectively. The homes were purchased at a price that approximated the related party's cost and included them in manufactured homes and improvements.

        All of the obligations prior to the Reorganization were eliminated in the Reorganization.

15. Sale of Sunrise Mesa Community

        In September 2003, we sold our Sunrise Mesa Community located in Apache Junction, Arizona for $15,000 and recorded a gain of $3,333 after giving effect to net assets sold of $11,546 and closing costs of $121. In connection with the sale, we repaid $10,259 of our senior variable rate mortgage indebtedness due 2005 related to this community. Included in discontinued operations is $1,327, $1,673 and $1,493 of revenue for the years ended December 31, 2003, 2002 and 2001, respectively, previously included in revenue for the real estate segment.

16. Quarterly Financial Information (Unaudited)

        The following is quarterly financial information for the years ended December 31, 2003 and 2002:

	Quarter ended
	Mar 31	Jun 30	Sep 30	Dec 31
For the quarters ended 2003:
Total revenue	$42,842	$44,048	$43,241	$40,019
Total expenses	$53,481	$54,044	$54,848	$52,769
Net loss	$(8,310)	$(8,617)	$(6,793)	$(10,700)
Diluted loss per share(a)	$(0.49)	$(0.51)	$(0.41)	$(0.63)
For the quarters ended 2002:
Total revenue	$14,425	$35,749	$47,300	$43,971
Total expenses	$15,897	$42,739	$54,454	$77,002
Net loss(b)	$(1,192)	$(5,644)	$(5,832)	$(28,166)
Diluted loss per share(a)	$(0.12)	$(0.39)	$(0.35)	$(1.66)

  (a)
  Quarterly diluted loss per share amounts may not total to the annual amounts due to rounding and to changes in the number of shares of common stock outstanding.

  (b)
  Includes charges in the fourth quarter of the year ended December 31, 2002 for impairment of goodwill of $12,108 in retail home sales and $1,449 in insurance.

17. Segment Information

        We operate in three business segments—real estate, retail home sales and finance, and insurance. A summary of our business segments is shown below.

	December 31,
	2003	2002	2001
Total revenue
Real estate	$145,340	$106,489	$43,612
Retail home sales and finance	21,895	33,072	—
Insurance	1,772	1,398	—
Corporate and other	1,143	486	—

	$170,150	$141,445	$43,612

Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	$58,577	$42,436	$15,828
Retail home sales and finance	23,647	32,565	—
Insurance	1,639	1,194	—
Corporate and other	728	664	—

	$84,591	$76,859	$15,828

Net segment income(a)
Real estate	$86,763	$64,053	$27,784
Retail home sales and finance	(1,752)	507	—
Insurance	133	204	—
Corporate and other	415	(178)	—

	$85,559	$64,586	$27,784

Property management expense	$5,527	$4,105	$2,491

General and administrative expense	$16,834	$13,088	$9,047

Interest expense
Real estate	$57,402	$43,234	$14,972
Retail home sales and finance	516	583	—
Insurance	—	—	—
Corporate and other	100	70	—

	$58,018	$43,887	$14,972

Amortization expense	$7,197	$7,452	$1,990

Depreciation expense
Real estate	$40,783	$30,502	$14,915
Retail home sales and finance	323	313	—
Insurance	10	9	—
Corporate and other	474	320	—

	$41,590	$31,144	$14,915

Retail home sales and insurance asset and goodwill impairment and other expense(b)	$1,385	$13,557	$—

Interest income	$(1,437)	$(1,390)	$(2,871)

Loss before allocation to minority interest	$(43,555)	$(47,257)	$(12,760)

Minority interest	$6,018	$6,274	$13

Net loss before discontinued operations	$(37,537)	$(40,983)	$(12,747)

Income (loss) from discontinued operations	$285	$172	$(370)

Gain on sale of discontinued operations	$3,333	$—	$—

Minority interest in discontinued operations	$(501)	$(23)	$—

Net loss	$(34,420)	$(40,834)	$(13,117)

Identifiable assets
Real estate	$1,111,020	$1,104,225	$429,979
Retail home sales and finance	4,219	12,198	—
Insurance	1,222	1,113	—
Corporate and other	9,372	19,002	—

	$1,125,833	$1,136,538	$429,979

Notes payable and preferred interest
Real estate	$784,552	$742,742	$253,068
Retail home sales and finance	3,896	9,421	—
Insurance	—	—	—
Corporate and other	1,126	1,197	—

	$789,574	$753,360	$253,068

Capital expenditures(c)
Real estate	$46,683	$137,209	$103,615
Retail home sales and finance	4	259	—
Insurance	44	4	—
Corporate and other	282	1	—

	$47,013	$137,473	$103,615

  (a)
  Net segment income represents total revenues less expenses for property operations, real estate taxes, cost of manufactured homes sold and retail home sales, finance, insurance and other operations. Net segment income is a measure of the performance of the properties before the effects of the following expenses: property management, general and administrative, depreciation, amortization, interest and impairment of fixed assets.

  (b)
  Includes charges in the fourth quarter of the year ended December 31, 2002 for impairment of goodwill of $12,108 in retail home sales and $1,449 in insurance.

  (c)
  Capital expenditures include cash outlays for community acquisitions, manufactured home purchases and all other capital expenditures, excluding assets acquired in the Reorganization.

18. Subsequent Events

  Hometown America, L.L.C. Acquisition

        On February 18, 2004 and subsequent dates thereafter, we acquired 87 manufactured home communities from Hometown America, L.L.C. ("Hometown"). In addition, we will acquire an additional three communities upon the completion of the mortgage debt loan assumption process. The 90 acquired communities are located in 24 states and total 26,406 homesites. The total purchase price for these communities is approximately $610,341 including assumed indebtedness with a fair value of $92,434.

        Our preliminary purchase price allocation is:

Land	$87,978
Rental and other property	483,236
Rental homes	9,835
Lease intangibles	811
Customer relationships	14,496
Notes receivable	4,554
Loan origination costs	857
Inventory	8,574

Total purchase price	$610,341

        The lease intangibles will be amortized on a straight line basis over a one year life while the customer relationships will be amortized on a straight line basis over a five year life.

        We assumed management of the Hometown communities during the period prior to our completion of the Hometown acquisition pursuant to a management agreement. We hired all Hometown employees actively employed at the Hometown communities on January 1, 2004, with Hometown reimbursing us for the costs associated with such employment until we completed the acquisition.

  Initial Public Offering

        On February 18, 2004, we completed our initial public offering ("IPO") of 22,250,000 shares of our common stock at $19.00 per share (excluding 2,258,617 shares sold by selling stockholders) and 5,000,000 shares of our preferred stock priced at $25.00 per share. The net proceeds to the company from our IPO of common stock and preferred stock was $517.4 million (before expenses). On March 17, 2004, we issued 791,592 shares of common stock pursuant to the underwriters' exercise of their over-allotment option generating net proceeds to the company of $14.0 million. Concurrent with the IPO we also completed the refinancing of $240 million of our mortgage debt and raising an additional $260 million of new mortgage debt. The new mortgage debt is comprised of $215.3 million of 10 year fixed rate debt at an interest cost of 5.53%, $100.7 million of 5 year fixed rate debt at an interest cost of 5.05% and $184.0 million of floating rate debt. We also entered into a $125 million revolving credit facility and a $225 million four year term consumer finance facility to finance the sale of homes to our residents. Proceeds from the IPO and new debt were used to purchase the Hometown communities, repay our Rental Home Credit Facility and to redeem the Preferred Interest issued by one of our subsidiaries.

  Other Events

        Subsequent to December 31, 2003, our stockholders approved a reverse stock split by which all our stockholders will receive 0.519 shares of common stock for each share of common stock they own. As a result, we have restated all historical share, warrant and per share data to give effect to this reverse stock split.

        On February 26, 2004, we acquired Weatherly Estates I & II in Nashville, Tennessee totaling 401 homesites. These two communities were acquired for $7.4 million and were purchased for cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        (a)   The Chief Executive Officer, Scott D. Jackson, and Chief Financial Officer, John G. Sprengle, evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of filing this annual report (the "Evaluation Date"), and concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)   There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

        Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the Company's Proxy Statement.

        The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Company's Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the Company's Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed herewith as part of this Form 10-K.

1. Financial Statements.
The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8.

Affordable Residential Communities Inc.
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001
Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 2002, and 2001
Notes to Consolidated Financial Statements
2. Schedule III—Real Estate and Related Depreciation as of December 31, 2003
3. Exhibits. See the Exhibit Index following the signature pages hereto.
(b)
Reports on Form 8-K.

        No Current Reports on Form 8-K were filed during the last fiscal quarter for the year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2004.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
By:	/s/ SCOTT D. JACKSON Scott D. Jackson Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ SCOTT D. JACKSON Scott D. Jackson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ JOHN G. SPRENGLE John G. Sprengle	Vice Chairman, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2004
/s/ TODD M. ABBRECHT Todd M. Abbrecht	Director	March 30, 2004
/s/ JAMES L. CLAYTON James L. Clayton	Director	March 30, 2004
/s/ J. MARKHAM GREEN J. Markham Green	Director	March 30, 2004
/s/ MICHAEL GREENE Michael Greene	Director	March 30, 2004
/s/ THOMAS M. HAGERTY Thomas M. Hagerty	Director	March 30, 2004

/s/ RANDALL A. HACK Randall A. Hack	Director	March 30, 2004
/s/ EUGENE MERCY, JR. Eugene Mercy, Jr.	Director	March 30, 2004
/s/ CHARLES J. SANTOS-BUCH Charles J. Santos-Buch	Director	March 30, 2004
/s/ SCOTT A. SCHOEN Scott A. Schoen	Director	March 30, 2004
/s/ LAWRENCE E. KREIDER Lawrence E. Kreider	Executive Vice President Finance, Accounting and Chief Information Officer (Principal Accounting Officer)	March 30, 2004

Exhibit Number	Exhibit Title
2.1*	Transaction Agreement, dated as of October 14, 2003, by and among Hometown America, L.L.C., Affordable Residential Communities LP (formerly known as Affordable Residential Communities IV, LP) and Affordable Residential Communities Inc. (formerly known as ARC IV REIT, Inc.) (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
2.2*
Amendment No. 1, dated as of November 4, 2003, to the Transaction Agreement, dated as of October 14, 2003, by and among Hometown America, L.L.C., Affordable Residential Communities LP (formerly known as Affordable Residential Communities IV, LP) and Affordable Residential Communities Inc. (formerly known as ARC IV REIT, Inc.) (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
3.1	Articles of Amendment and Restatement of Affordable Residential Communities Inc.
3.2	Amended and Restated Bylaws of Affordable Residential Communities Inc.
3.3	Articles Supplementary of Affordable Residential Communities Inc. Designating a Series of Preferred Stock.
4.1	Third Amended and Restated Registration Rights Agreement, dated as of February 18, 2004, by and among Affordable Residential Communities Inc. and the parties listed on the exhibits thereto.
4.2	Certificate of Common Stock of Affordable Residential Communities Inc.
4.3	Certificate of 8.25% Series A Cumulative Redeemable Preferred Stock of Affordable Residential Communities Inc.
4.4
Second Amended and Restated Supplemental Stockholders Agreement, dated as of February 18, 2004, by and among Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P., Thomas H. Lee Foreign Fund IV-B, L.P., Thomas H. Lee Charitable Investments Limited Partnership, Thomas H. Lee Limited Partnership, Capital ARC Holdings, LLC, Nassau Capital Funds L.P., Nassau Capital Partners II, L.P., NAS Partners I, L.L.C. and the individuals listed on the signature pages thereto.
4.5	First Amended and Restated Pairing Agreement, dated as of February 12, 2004, by and between Affordable Residential Communities Inc. and Affordable Residential Communities LP.
10.1†	Employment Agreement between Scott D. Jackson and Affordable Residential Communities Inc.
10.2†	Employment Agreement between John G. Sprengle and Affordable Residential Communities Inc.
10.3†	Employment Agreement between George W. McGeeney and Affordable Residential Communities Inc.
10.4†	Severance Agreement between Affordable Residential Communities Inc. and R. Haynes Chidsey.
10.5†	Severance Agreement between Affordable Residential Communities Inc. and Lawrence E. Kreider.
10.6†	Severance Agreement between Affordable Residential Communities Inc. and Scott L. Gesell.

10.7†	Severance Agreement between Affordable Residential Communities Inc. and Peter Pak.
10.8†*
Affordable Residential Communities Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
10.9†*
Affordable Residential Communities Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
10.10	First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities L.P.
10.11	Loan Agreement, dated February 18, 2004, by and among ARC18TX LP, ARC Communities 18 LLC, ARC18FLD LLC, ARC18FLWHO LLC, ARC18FLSH LLC and Citigroup Global Markets Realty Corp.
10.12	Loan Agreement, dated February 18, 2004, by and among ARC19TX LP, ARC Communities 19 LLC and Merrill Lynch Mortgage Lending, Inc.
10.13	Loan Agreement, dated February 18, 2004, by and among ARC4BFND, L.L.C. and Citigroup Global Markets Realty Corp.
10.14	Loan Agreement, dated February 18, 2004, by and among ARC Communities 11 LLC and Citigroup Global Markets Realty Corp.
10.15	Loan Agreement, dated February 18, 2004, by and among ARC Communities 13 LLC and Citigroup Global Markets Realty Corp.
10.16	Loan Agreement, dated February 18, 2004, by and among ARC Communities 14 LLC, ARC14FLCV LLC and Citigroup Global Markets Realty Corp.
10.17	Loan Agreement, dated February 18, 2004, by and among ARC Communities 17 LLC and Citigroup Global Markets Realty Corp.
10.18	Loan Agreement, dated February 18, 2004, by and among ARC Communities 9 LLC and Merrill Lynch Mortgage Lending, Inc.
10.19	Loan Agreement, dated February 18, 2004, by and among ARC Communities 10 LLC and Merrill Lynch Mortgage Lending, Inc.
10.20	Loan Agreement, dated February 18, 2004, by and among ARC Communities 12 LLC and Merrill Lynch Mortgage Lending, Inc.
10.21	Loan Agreement, dated February 18, 2004, by and among ARC Communities 15 LLC, ARC15FLOV LLC and Merrill Lynch Mortgage Lending, Inc.
10.22	Loan Agreement, dated February 18, 2004, by and among ARC Communities 16 LLC and Merrill Lynch Mortgage Lending, Inc.
10.23*
Loan Agreement between ARC Communities 1 LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
10.24*
Loan Agreement between ARC Communities 2 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

10.25*
Loan Agreement between ARC Communities 3 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
10.26*
Loan Agreement between ARC Communities 4 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
10.27*
Loan Agreement between ARC Communities 5 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
10.28*
Loan Agreement between ARC Communities 6 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
10.29*
Loan Agreement between ARC Communities 7 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
10.30*
Loan Agreement between ARC Communities 8 LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
10.31*
Loan Agreement between ARC SPEI I, L.L.C. and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
10.32
Credit Agreement among Affordable Residential Communities LP, Affordable Residential Communities Inc., Citicorp North America, Inc., Bank One, N.A., Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
10.33	Master Repurchase Agreement Between Merrill Lynch Mortgage Capital Inc. and Enspire Finance, LLC.
12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on the Signature Page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Exhibit is a management contract or compensatory plan.

*
Previously filed

AFFORDABLE RESIDENTIAL COMMUNITIES, INC.
REAL ESTATE AND RELATED DEPRECIATION
AS OF DECEMBER 31, 2003

SCHEDULE III

			Initial Costs		Costs capitalized Subsequent to acquisition		Gross amounts at which carried At close of period
Community Name	Location	Encum- brances	Land	Buildings and improvements	Land	Buildings and improvements	Land	Buildings and improvements	Total(a)(b)	Accumulated Depreciation	Date of Acquisition
		(amounts in thousands)
Aledo	Aledo, TX	$2,283	$390	$2,210		$610	390	2,820	$3,210	$537	Oct-99
Amber Village	Dallas, TX	2,576	600	2,923		877	600	3,800	4,400	218	Jul-02
Americana #1 & #2	Hemet, CA	5,328	900	4,424		627	900	5,051	5,951	227	Jul-02
Arbor Lake	Grinnell, IA	374	69	392		263	69	655	724	42	Apr-02
Audora	Wichita, KS	202	73	775		29	73	804	877	80	May-02
Belaire Estates	Pocatello, ID	1,681	566	3,687		52	566	3,739	4,305	288	May-02
Berryhill Acres	Charlotte, NC	—	335	2,010		543	335	2,553	2,888	86	Dec-02
Berryhill Commons	Charlotte, NC	—	448	2,642		723	448	3,365	3,813	113	Dec-02
Birch Meadows	Saratoga Springs, NY	1,056	206	1,159		256	206	1,415	1,621	98	Feb-02
Blue Bonnet	Temple, TX	1,193	204	1,185		1,558	204	2,743	2,947	281	Jul-01
Blue Valley	Manhattan, KS	406	84	496		2,637	84	3,133	3,217	523	May-99
Brittany Place	Topeka, KS	867	243	1,449		135	243	1,584	1,827	113	May-02
Brookshire Village	St. Louis, MO	2,166	657	4,015		20	657	4,035	4,692	117	Feb-03
Brookside	West Jordan, UT	3,177	795	4,505		377	795	4,882	5,677	409	Nov-01
Burntwood Court	Oklahoma City, OK	5,245	1,509	5,185		266	1,509	5,451	6,960	409	May-02
Bush Ranch	House Springs, MO	758	101	601		57	101	658	759	109	Jan-00
Camelot	North Salt Lake, UT	7,480	1,927	10,957		746	1,927	11,703	13,630	1,638	Aug-00
Carriage Court Central	Orlando, FL	2,101	420	2,142		33	420	2,175	2,595	134	May-02
Carriage Court East	Orlando, FL	2,159	444	2,318		36	444	2,354	2,798	148	May-02
Castle Acres	O'Fallon, IL	2,355	450	2,654		296	450	2,950	3,400	569	Oct-99
Cedar Creek	Huntsville, AL	383	152	1,276		152	152	1,428	1,580	141	May-02
Cedar Creek	Salina, KS	748	223	2,754		296	223	3,050	3,273	300	May-02
Chalet City	Crowley, TX	3,792	808	4,573		369	808	4,942	5,750	344	May-02
Chalet North	Apopka, FL	5,727	1,275	7,044		3,069	1,275	10,113	11,388	729	Dec-01
Cimmaron Village	Cheyenne, WY	2,110	431	3,075		137	431	3,212	3,643	275	May-02
Cloverleaf Village	Moline, IL	4,712	789	4,596		115	789	4,711	5,500	345	May-02
College Park	Orlando, FL	2,232	397	2,061		48	397	2,109	2,506	122	May-02
Colonial Gardens	Manhattan, KS	3,723	938	6,132		703	938	6,835	7,773	508	May-02
Commerce Heights	Commerce City, CO	939	195	1,153		16	195	1,169	1,364	81	May-02
Connelly Village	Connelly, NY	2,101	426	2,445		236	426	2,681	3,107	112	Sep-02
Connie Jean	Jacksonville, FL	556	98	577		303	98	880	978	144	May-00
Cottonwood Grove	Plano, TX	2,867	741	5,340		202	741	5,542	6,283	508	May-02
Country Club Crossing	Altoona, IA	2,450	1,050	2,652		1,815	1,050	4,467	5,517	958	Jan-99
Country Club Manor	Imperial, MO	3,915	693	4,049		1,143	693	5,192	5,885	1,001	Sep-99
Country Club Mobile Estates	Salt Lake City, UT	6,389	1,654	9,404		1,157	1,654	10,561	12,215	1,507	Aug-00
Country Village	Aberdeen, SD	878	277	2,184		76	277	2,260	2,537	211	May-02
Countryside	Greeley, CO	3,921	600	3,418		668	600	4,086	4,686	883	Mar-99
Countryside	Stillwater, OK	992	191	1,943		44	191	1,987	2,178	182	May-02
Countryside Estates	Hays, KS	1,187	467	3,358		442	467	3,800	4,267	304	May-02
Countryside Village	Columbia, TN	3,856	1,089	7,165		966	1,089	8,131	9,220	554	May-02
Cowboy	Pocatello, ID	2,526	588	3,520		152	588	3,672	4,260	285	May-02
Creekside	Seagoville, TX	4,142	908	4,729		268	908	4,997	5,905	361	May-02
Creekside Estates	Seagoville, TX	1,529	242	1,361		247	242	1,608	1,850	123	May-02
Creekside Terrace	Gastonia, NC	—	164	716		474	164	1,190	1,354	42	Dec-02
Crescentwood Village	Sandy, UT	5,034	1,255	7,192		296	1,255	7,488	8,743	1,074	Aug-00
Cypress Shores	Winter Haven, FL	3,050	660	3,950		107	660	4,057	4,717	174	Sep-02
Deerhurst	Wendell, NC	2,637	525	2,997		1,142	525	4,139	4,664	623	Sep-00
Deerpointe	Jacksonville, FL	2,151	391	2,233		1,700	391	3,933	4,324	816	Feb-99
Denton Falls	Denton, TX	3,667	680	4,650		385	680	5,035	5,715	391	May-02
Dynamic	De Soto, TX	2,829	518	2,737		149	518	2,886	3,404	176	May-02
Dynamic II	Desoto, TX	1,874	375	2,235		582	375	2,817	3,192	252	Jul-01
Eagle Ridge	Lewisville, TX	4,728	765	4,404		262	765	4,666	5,431	309	May-02
Eastern Villa	Stillwater, OK	1,117	294	1,914		131	294	2,045	2,339	184	May-02
Eastview	Gillette, WY	3,171	507	3,597		707	507	4,304	4,811	316	May-02
Easy Living	Lawrence, KS	3,555	702	4,198		1,627	702	5,825	6,527	1,329	Mar-99
El Caudillo	Wichita, KS	738	179	1,241		161	179	1,402	1,581	112	May-02
El Dorado	Sherman, TX	854	148	1,109		82	148	1,191	1,339	96	May-02
El Lago	Fort Worth, TX	1,865	409	1,934		81	409	2,015	2,424	154	May-02
El Lago II	Fort Worth, TX	861	201	1,130		93	201	1,223	1,424	94	May-02
Enchanted Village	Alton, IL	5,148	1,275	7,460		3,224	1,275	10,684	11,959	2,084	Aug-99
Englewood Village	Cheyenne, WY	1,142	195	1,042		93	195	1,135	1,330	66	May-02

III-1

Evergreen Village	Sioux City, IA	4,675	1,439	9,075	507	1,439	9,582	11,021	758	May-02
Ewing Trace	Des Moines, IA	1,745	630	3,582	37	630	3,619	4,249	754	Apr-99
Forest Park	Queensbury, NY	3,045	590	3,314	968	590	4,282	4,872	292	Feb-02
Fox Run	Portland, OR	3,030	754	4,279	1,100	754	5,379	6,133	739	Nov-00
Gallant Estates	Greensboro, NC	847	158	925	344	158	1,269	1,427	121	Aug-01
Glen Acres	Wichita, KS	1,269	493	2,391	155	493	2,546	3,039	169	May-02
Glenview	Oklahoma City, OK	313	80	865	51	80	916	996	96	May-02
Golden Rule	Oklahoma City, OK	1,479	340	3,422	213	340	3,635	3,975	352	May-02
Golden Triangle	Coppell, TX	3,739	525	3,074	385	525	3,459	3,984	626	Jan-00
Grand Meadows	Longmont, CO	2,736	555	3,149	102	555	3,251	3,806	145	Sep-02
Grand Oasis	Moab, UT	2,025	762	5,322	219	762	5,541	6,303	455	May-02
Green Cove	Huntsville, AL	1,040	226	1,546	27	226	1,573	1,799	132	May-02
Green Spring Valley	Raleigh, NC	7,180	750	4,261	1,232	750	5,493	6,243	1,129	Jun-99
Green Valley Village	Casper, WY	697	162	2,062	472	162	2,534	2,696	206	May-02
Hampton Acres	Desoto, TX	1,812	335	1,966	1,118	335	3,084	3,419	198	Jun-02
Harmony Road	Fort Collins, CO	13,773	2,738	15,518	3,484	2,738	19,002	21,740	4,103	Nov-98
Harper Woods	Lawrence, KS	1,672	375	2,234	1,358	375	3,592	3,967	813	Mar-99
Havenwood	Pompano Beach, FL	2,354	443	2,535	310	443	2,845	3,288	253	May-01
Hidden Acres	Arnold, MO	441	61	342	82	61	424	485	75	Apr-00
Hidden Hills	Casper, WY	1,289	221	1,973	383	221	2,356	2,577	178	May-02
Hidden Oaks	Fort Worth, TX	814	157	890	1,149	157	2,039	2,196	403	Jul-99
Highland Acres	Lewisville, TX	4,825	856	4,946	193	856	5,139	5,995	344	May-02
Highview	Gillette, WY	1,583	373	1,882	234	373	2,116	2,489	134	May-02
Inspiration Valley	Arvada, CO	4,487	589	3,337	1,201	589	4,538	5,127	953	Nov-98
Kimberly at Creekside	Seagoville, TX	1,279	325	1,671	109	325	1,780	2,105	133	May-02
La Del Manor	Goddard, KS	469	213	1,454	79	213	1,533	1,746	114	May-02
Lakeside of the Palm Beaches	West Palm Beach, FL	4,174	1,262	8,653	381	1,262	9,034	10,296	741	May-02
Lakeview	American Falls, ID	469	171	1,162	18	171	1,180	1,351	98	May-02
Lakeview Estates	Layton, UT	4,591	963	5,342	566	963	5,908	6,871	520	Oct-01
Lakewood Estates	Royse City, TX	1,713	640	5,683	491	640	6,174	6,814	516	May-02
Lido Estates	Lancaster, CA	1,157	398	2,257	1,692	398	3,949	4,347	497	May-01
Loveland	Loveland, CO	1,976	661	3,038	116	661	3,154	3,815	185	May-02
Magnolia Circle	Jacksonville, FL	1,227	123	706	1,351	123	2,057	2,180	432	May-99
Meadowbrook	Pueblo, CO	3,920	942	8,433	312	942	8,745	9,687	727	May-02
Meadowood	Topeka, KS	2,193	763	4,628	296	763	4,924	5,687	311	May-02
Meridian Sooner	Oklahoma City, OK	1,080	262	1,492	2,182	262	3,674	3,936	573	Aug-00
Meridian Terrace	San Bernardino, CA	4,635	1,012	5,747	1,347	1,012	7,094	8,106	813	May-01
Merrimac Manor	Huntsville, AL	212	147	3,252	287	147	3,539	3,686	455	May-02
Mesquite Greens	Dallas, TX	1,775	352	1,697	119	352	1,816	2,168	120	May-02
Mesquite Meadows	Dallas, TX	3,243	443	2,819	280	443	3,099	3,542	248	May-02
Mesquite Ridge	Dallas, TX	2,304	387	2,013	201	387	2,214	2,601	148	May-02
Mission Estates	El Paso, TX	2,907	795	4,549	1,236	795	5,785	6,580	569	Aug-01
Misty Hollow	Midwest City, OK	281	97	883	66	97	949	1,046	92	May-02
Mountainside Estates	Golden, CO	8,007	1,120	6,351	1,224	1,120	7,575	8,695	1,676	Nov-98
Mulberry Heights	Fort Worth, TX	670	105	625	804	105	1,429	1,534	267	Oct-99
Nationwide Village	Hays, KS	125	108	612	181	108	793	901	157	Jun-99
Navajo Lake Estates	Wichita, KS	2,117	468	3,018	248	468	3,266	3,734	233	May-02
New Twin Lakes	Bloomingburg, NY	4,768	898	4,913	1,034	898	5,947	6,845	581	Jul-01
Northbrook Villas	Montrose, CO	3,226	1,151	7,002	52	1,151	7,054	8,205	529	May-02
Northern Hills	Springdale, AR	2,316	520	3,294	174	520	3,468	3,988	249	May-02
Northland	Kansas City, MO	5,289	720	4,077	794	720	4,871	5,591	932	Sep-99
Oak Glen	Fayetteville, AR	1,132	241	1,474	36	241	1,510	1,751	118	May-02
Oak Grove	Godfrey, IL	666	129	759	657	129	1,416	1,545	292	Sep-99
Oak Park Village	Coppell, TX	4,521	406	1,358	911	406	2,269	2,675	145	May-02
Oak Park Village	Gainesville, FL	2,587	971	4,383	78	971	4,461	5,432	299	May-02
Oakridge	Stillwater, OK	841	333	1,828	128	333	1,956	2,289	151	May-02
Oasis	Pueblo, CO	3,853	907	5,142	604	907	5,746	6,653	1,309	Nov-98
Ortega Village	Jacksonville, FL	2,853	486	2,416	3,123	486	5,539	6,025	1,074	Jun-99
Overholser Village	Oklahoma City, OK	1,244	446	2,779	89	446	2,868	3,314	240	May-02
Park Avenue Estates	Haysville, KS	522	180	1,021	1,277	180	2,298	2,478	387	Feb-00
Park D'Antoine	Ganservoort, NY	303	58	332	32	58	364	422	26	Feb-02
Park Plaza	Gillette, WY	1,032	169	964	296	169	1,260	1,429	142	Apr-01
Parkview Estates	San Jacinto, CA	2,078	600	3,419	2,158	600	5,577	6,177	646	May-01
Pecan Grove	Schertz, TX	1,679	600	3,604	328	600	3,932	4,532	286	May-02
Philbin Estates	Pocatello, ID	—	306	1,779	9	306	1,788	2,094	20	Sep-03
Picture Ranch	Clifton,CO	1,648	479	2,613	71	479	2,684	3,163	149	May-02
Pine Hills	Lawrence, KS	1,315	204	1,641	37	204	1,678	1,882	155	May-02
Placid	Converse, TX	2,822	613	3,048	379	613	3,427	4,040	270	May-02
Plainview	Casper, WY	317	85	485	1,173	85	1,658	1,743	273	Nov-00
Pleasant Grove	Fort Collins, CO	2,693	582	3,237	401	582	3,638	4,220	230	May-02

III-2

Pleasant Grove	Raleigh, NC	1,040	191	1,094	199	191	1,293	1,484	65	Jul-02
Portside	Jacksonville, FL	18,568	5,487	30,607	728	5,487	31,335	36,822	1,855	May-02
Prairie Village	Salina, KS	1,976	448	2,132	195	448	2,327	2,775	150	May-02
Quail Run	Hutchins, TX	2,139	430	2,164	2,024	430	4,188	4,618	409	Jul-01
Rambling Oaks	Huntsville, AL	489	74	911	58	74	969	1,043	108	May-02
Redwood Village	West Valley, UT	683	158	905	107	158	1,012	1,170	144	Aug-00
Ridgewood Estates	Topeka, KS	3,070	1,041	5,224	136	1,041	5,360	6,401	374	May-02
River Oaks	Kansas City, KS	3,448	1,179	7,357	600	1,179	7,957	9,136	550	May-02
Riverchase	Manhattan, KS	1,090	403	3,070	155	403	3,225	3,628	284	May-02
Riverdale	Ogden, UT	3,615	1,027	5,850	620	1,027	6,470	7,497	910	Sep-00
Riverside	Lawrence, KS	1,198	268	1,632	6	268	1,638	1,906	126	May-02
Riverside	West Valley, UT	3,637	690	3,900	3,055	690	6,955	7,645	497	May-02
Rockview Heights	Arnold, MO	801	209	1,246	1,468	209	2,714	2,923	652	Mar-99
Rolling Hills	Dallas, TX	3,227	382	1,887	97	382	1,984	2,366	167	May-02
Rose Country Estates	Tyler, TX	448	163	1,804	109	163	1,913	2,076	192	May-02
Rose Mobile Garden MHP	Denver, CO	3,842	440	2,497	784	440	3,281	3,721	717	Nov-98
Seamist	Corpus Christi, TX	708	180	1,021	2,238	180	3,259	3,439	597	Mar-00
Seascape	Corpus Christi, TX	1,631	525	3,641	185	525	3,826	4,351	353	May-02
Shadow Mountain	Sherman, TX	1,185	369	2,404	246	369	2,650	3,019	186	May-02
Shady Creek	Seagoville, TX	1,229	241	1,504	153	241	1,657	1,898	131	May-02
Shady Lane	Commerce City, CO	1,205	158	893	219	158	1,112	1,270	225	Mar-99
Shawnee Hills	Topeka, KS	73	120	712	1,737	120	2,449	2,569	405	Aug-00
Sheridan	Arvada, CO	3,401	465	2,639	496	465	3,135	3,600	686	Nov-98
Sherwood Acres	Wichita, KS	672	414	2,688	92	414	2,780	3,194	218	May-02
Shiloh Pines	Tyler, TX	2,234	738	4,616	879	738	5,495	6,233	401	May-02
Siesta Lago	Kissimmee, FL	9,867	2,025	10,835	1,628	2,025	12,463	14,488	918	Dec-01
Siesta Manor	Fenton, MO	2,111	487	2,764	1,385	487	4,149	4,636	431	Aug-99
Siouxland Estates	S. Sioux City, NE	3,989	425	2,407	1,707	425	4,114	4,539	831	Mar-99
Sleepy Hollow	Wichita, KS	479	120	684	1,249	120	1,933	2,053	412	Apr-99
South Arlington Estates	Arlington, TX	2,084	689	4,618	132	689	4,750	5,439	94	May-03
Southfork	Denton, TX	4,305	912	7,108	645	912	7,753	8,665	641	May-02
Southridge Estates	Des Moines, IA	3,771	810	4,286	875	810	5,161	5,971	287	Jul-02
Spring Valley	Spring Valley, NY	2,936	639	3,640	1,276	639	4,916	5,555	435	Jul-01
Springdale Lake Estates	Belton, MO	7,010	1,218	7,301	427	1,218	7,728	8,946	549	May-02
Stoneybrook	Greeley, CO	9,858	2,151	12,190	3,097	2,151	15,287	17,438	3,891	Nov-98
Stonybrook North	Raleigh, NC	2,969	958	5,183	569	958	5,752	6,710	375	May-02
Summit Oaks	Fort Worth, TX	3,560	1,052	6,166	280	1,052	6,446	7,498	422	May-02
Sundown	Clearfield, UT	3,689	762	4,315	880	762	5,195	5,957	420	Jan-02
Sunrise Terrace	Newton, IA	2,269	375	2,099	1,059	375	3,158	3,533	687	Sep-99
Sunset	Farmington, NM	509	234	1,402	111	234	1,513	1,747	102	May-02
Sunset 77	Douglass, KS	223	99	805	21	99	826	925	70	May-02
Sunset Country	Pueblo, CO	3,892	988	5,604	1,277	988	6,881	7,869	1,570	Nov-98
Sunset Village	Gainsville, TX	927	223	1,634	275	223	1,909	2,132	158	May-02
Sunshine City	Plantation, FL	8,326	2,271	12,164	827	2,271	12,991	15,262	798	May-02
Sunswept	Fenton, MO	1,457	315	1,852	811	315	2,663	2,978	435	Feb-00
Sycamore Square	Wichita, KS	121	66	374	4	66	378	444	25	May-02
Tallview Terrace	Sioux City, IA	2,094	422	2,384	1,103	422	3,487	3,909	751	Mar-99
Tanglewood	Huntsville, TX	2,260	659	4,676	110	659	4,786	5,445	417	May-02
Terrace	Casper, WY	1,112	165	1,200	187	165	1,387	1,552	105	May-02
Terrace II	Casper, WY	307	94	535	926	94	1,461	1,555	199	May-01
Terrell Crossing	Terrell, TX	2,166	330	1,936	2,168	330	4,104	4,434	257	Jul-02
The Meadows	Aurora, CO	8,819	1,800	10,192	1,139	1,800	11,331	13,131	2,132	Jun-99
The Township at Clifton	Wichita, KS	5,775	1,408	9,921	731	1,408	10,652	12,060	871	May-02
The Vineyards	Clifton,CO	1,237	296	1,720	604	296	2,324	2,620	410	Feb-00
The Woodlands	Wichita, KS	2,890	732	4,389	256	732	4,645	5,377	355	May-02
Thornton Estates	Denver, CO	7,048	1,012	5,739	682	1,012	6,421	7,433	1,486	Nov-98
Timberland	Choctaw, OK	1,126	270	2,386	187	270	2,573	2,843	237	May-02
Twin Oaks Estates	Wichita, KS	4,204	794	5,643	559	794	6,202	6,996	592	May-02
Valley Verde	Las Cruces, NM	2,456	510	2,536	488	510	3,024	3,534	199	Apr-02
Viking Villa	Ogden, UT	3,756	775	4,180	361	775	4,541	5,316	398	Oct-01
Villa West	Greeley, CO	8,776	1,876	10,638	1,515	1,876	12,153	14,029	2,671	Nov-98
Villa West	West Jordan, UT	3,601	844	4,803	391	844	5,194	6,038	729	Aug-00
Village North	Lewisville, TX	7,009	1,193	6,155	256	1,193	6,411	7,604	394	May-02
Village Park	Greensboro, NC	2,648	856	4,644	551	856	5,195	6,051	343	May-02
Vogel Manor	Arnold, MO	1,043	144	823	221	144	1,044	1,188	216	May-99
Washington Mobile Estates	Ogden, UT	2,868	676	3,848	412	676	4,260	4,936	602	Aug-00
Washingtonville	Washingtonville, NY	1,415	292	1,668	54	292	1,722	2,014	162	Jul-01
West Cloud Commons	Salina, KS	1,057	275	2,161	173	275	2,334	2,609	201	May-02
Western Hills	Davie, FL	7,646	1,489	8,499	4,638	1,489	13,137	14,626	1,464	May-01
Western Park	Fayetteville, AR	1,621	247	1,408	366	247	1,774	2,021	362	Jul-99
Westlake	Oklahoma City, OK	2,926	836	5,499	340	836	5,839	6,675	489	May-02

III-3

Westmoor	Oklahoma City, OK	2,274	498	5,400		302	498	5,702	6,200	548	May-02
Westview	Gillette, WY	2,173	331	2,102		172	331	2,274	2,605	162	May-02
Wheel Estates	Orlando, FL	559	134	793		9	134	802	936	51	May-02
Whispering Hills	Coal Valley, IL	387	92	777		17	92	794	886	76	May-02
Whitney	Gainesville, FL	2,499	450	2,662		273	450	2,935	3,385	562	Aug-99
Wikiup	Henderson, CO	11,510	1,475	8,383		995	1,475	9,378	10,853	2,131	Mar-99
Willow Springs	Fort Worth, TX	1,654	262	2,241		263	262	2,504	2,766	224	May-02
Willow Terrace	Fort Worth, TX	2,283	515	3,369		672	515	4,041	4,556	324	May-02
Windsor Mobile Estates	West Valley, UT	4,723	1,178	6,701		244	1,178	6,945	8,123	974	Aug-00
Zoppe's	Seagoville, TX	569	79	473		18	79	491	570	87	Jan-00
Miscellaneous other assets*		226,520	—	4,843			—	4,843	4,843	2,122

Total		$789,574	$125,977	$750,976	$—	$133,316	$125,977	$884,292	$1,010,269	$103,221

*
Encumbrances on miscellaneous other assets includes $170,000 of our 14.0% preferred interest due 2005 and $51,500 of our senior variable rate mortgage due 2005, LIBOR plus 2.85% per annum.

(a)
The changes in total real estate and accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Balance at beginning of year	$961,042	$401,826	$284,998
Acquisitions	38,582	547,069	105,633
Improvements and equipment purchases	12,725	15,402	11,431
Dispositions and other	(2,080)	(3,255)	(236)

Balance at end of year	$1,010,269	$961,042	$401,826

	2003	2002	2001
Balance at beginning of year	$63,597	$31,565	$16,636
Depreciation for the year	40,951	32,003	14,944
Dispositions and other	(1,327)	29	(15)

Balance at end of year	$103,221	$63,597	$31,565

(b)
The aggregate cost for U.S. federal income tax purposes is $896,519.

III-4