Form 10-Q
period 2004-03-31
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2004-05-17
CIK 1265131

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-31987

Affordable Residential Communities Inc.
(Exact name of registrant as specified in its charter)

MARYLAND (State of incorporation)	84-1477939 (IRS employer Identification No.)
600 Grant Street, Suite 900 Denver, Colorado (Address of principal executive offices)	80203 (Zip code)

(303) 291-0222
(Registrant's Telephone number, including area code)

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

        The number of shares of the registrant's Common Stock outstanding at April 26, 2004 was 40,952,423 shares.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
(dollars in thousands except per share data)
(unaudited)

	2004	2003
Assets
Rental and other property, net	$1,498,595	$907,048
Cash and cash equivalents	87,986	26,631
Restricted cash	1,435	13,669
Tenant, notes and other receivables, net	14,190	8,392
Inventory	3,085	3,878
Loan origination costs, net	15,108	11,921
Loan reserves	29,643	32,414
Goodwill	86,126	86,126
Lease intangibles and customer relationships, net	24,668	11,626
Prepaid expenses and other assets	9,667	24,128

Total assets	$1,770,503	$1,125,833

Liabilities and Stockholders' Equity
Notes payable and preferred interest	$933,942	$789,574
Accounts payable and accrued expenses	32,492	20,174
Tenant deposits and other liabilities	12,024	8,101

Total liabilities	978,458	817,849

Minority interest	37,175	42,639

Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, no par value, 5,000,000 shares authorized, 5,000,000 and -0- shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	—
Common stock, $.01 par value, 100,000,000 shares authorized, 40,952,423 and 16,972,738 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	410	170
Additional paid-in capital	791,916	378,018
Unearned compensation	(1,760)	—
Accumulated other comprehensive expense	(518)	—
Retained deficit	(154,286)	(112,843)

Total stockholders' equity	754,870	265,345

Total liabilities and stockholders' equity	$1,770,503	$1,125,833

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2004 AND 2003
(in thousands except per share data)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue
Rental income	$40,569	$32,199
Sales of manufactured homes	751	6,411
Utility and other income	4,150	4,232

Total revenue	45,470	42,842

Expenses
Property operations	13,541	11,146
Real estate taxes	3,497	2,651
Cost of manufactured homes sold	594	4,928
Retail home sales, finance, insurance and other operations	580	2,368
Property management	1,454	1,186
General and administrative	14,804	4,369
Initial public offering ("IPO") related costs	4,417	—
Early termination of debt	13,427	—
Depreciation and amortization	15,660	12,556
Interest expense	14,684	13,880

Total expenses	82,658	53,084

Interest income	388	347

Loss before allocation to minority interest	(36,800)	(9,895)
Minority interest	3,063	1,368

Net loss from continuing operations	(33,737)	(8,527)
Income from discontinued operations	—	146
Minority interest in discontinued operations	—	(20)

Net loss	(33,737)	(8,401)
Preferred stock dividend	(1,232)	—

Net loss available to common stockholders	$(34,969)	$(8,401)

Loss per share from continuing operations:
Basic loss per share	$(1.20)	$(0.50)

Diluted loss per share	$(1.20)	$(0.50)

Income per share from discontinued operations:
Basic income per share	$—	$0.01

Diluted income per share	$—	$0.01

Loss per common share
Basic loss per share	$(1.20)	$(0.49)

Diluted loss per share	$(1.20)	$(0.49)

Weighted average share / OP unit information:
Common shares outstanding	29,233	16,973
Common shares issuable upon exchange of OP units outstanding	2,560	2,726

Diluted shares outstanding	31,793	19,699

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Cash flow from operating activities
Net loss available to common stockholders	$(34,969)	$(8,401)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,660	12,556
Stock grant compensation expense	10,115	—
Preferred stock dividend declared	1,232	—
Minority interest in net loss	(3,063)	(1,368)
IPO related costs	1,259	—
Early termination of debt	7,100	—
Depreciation and minority interest included in income from discontinued operations	—	131
Changes in operating assets and liabilities, net of acquisitions	3,016	(3,348)

Net cash provided by (used in) operating activities	350	(430)

Cash flow from investing activities
Acquisition of Hometown communities	(499,689)	—
Acquisition of communities and manufactured homes	(25,401)	(4,277)
Community improvements and equipment purchases	(3,517)	(4,588)
Other	—	—

Net cash used in investing activities	(528,607)	(8,865)

Cash flow from financing activities
Cash flow from IPO
Common stock offering	437,790	—
Preferred stock offering	125,000	—
Common stock offering expenses	(36,813)	—
Preferred stock offering expenses	(5,593)	—
Cash flow from IPO related financing transactions
Debt issued in the financing transactions	500,000	—
Debt paid in the financing transactions	(439,048)	—
Payment of loan origination costs	(8,122)	—
Release of restricted cash	12,278	—
Release of loan reserves	19,089	—
New loan reserves	(14,247)	—
Proceeds from issuance of debt	5,000	29,475
Repayment of debt	(2,979)	(2,896)
Restricted cash	(44)	(105)
Loan reserves	(2,071)	2,821
Loan origination costs	(628)	(511)

Net cash provided by financing activities	589,612	28,784

Net increase in cash and cash equivalents	61,355	19,489
Cash and cash equivalents, beginning of year	26,631	38,249

Cash and cash equivalents, end of period	$87,986	$57,738

Non-cash financing transactions
Debt assumed in connection with acquisitions	$81,395	$2,184

Supplemental cash flow information
Cash paid for interest	$15,508	$13,181

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share and homesite data)

1.     Summary of Significant Accounting Policies

Business and Basis of Presentation

        Affordable Residential Communities Inc. (formerly known as ARC IV REIT, Inc.) is a Maryland corporation organized as a real estate investment trust for U.S. federal income tax purposes and is engaged in the acquisition, renovation, repositioning and operation of manufactured home communities, the rental of manufactured homes, the retail sale of manufactured homes and other related businesses. We were organized in July of 1998 and operate primarily through Affordable Residential Communities LP (the "Operating Partnership") and its subsidiaries of which we are the sole general partner and owned approximately 94% at March 31, 2004.

        On February 18, 2004, we completed our initial public offering ("IPO") of 22,250 shares of our common stock at $19.00 per share (excluding 2,259 shares sold by selling stockholders) and 5,000 shares of our preferred stock priced at $25.00 per share. The proceeds net of the underwriting discount to the company from our IPO of common stock and preferred stock were $517.5 million (before expenses). On March 17, 2004, we issued 792 shares of common stock pursuant to the underwriters' exercise of their over-allotment option generating net proceeds to the company of $14.0 million. In conjunction with the IPO, we also completed a financing transaction consisting of $500 million of new mortgage debt and the repayment of certain existing indebtedness. We also entered into a $125 million revolving credit facility and a $225 million four-year term consumer finance facility to finance the sale of homes to our residents. (See Note 6).

        With the proceeds from our IPO and the financing transaction, we acquired 87 manufactured home communities from Hometown America, L.L.C. ("Hometown"). We acquired an additional three communities on April 9, 2004 upon the completion of the mortgage debt loan assumption process. The 90 acquired communities are located in 24 states and total 26,406 homesites. The total purchase price for these communities and related assets is approximately $615.3 million including assumed indebtedness with a fair value of $92.4 million. (See Note 2).

        As of March 31, 2004, we owned 301 communities consisting of 66,548 homesites in 29 states (Alabama, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Missouri, Nebraska, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington and Wyoming) with occupancy of 80.2%. Our five largest markets are Dallas-Fort Worth, Texas, with 11.1% of total homesites; Atlanta, Georgia, with 7.6% of total homesites; Salt Lake City, Utah, with 5.0% of total homesites; the Front Range of Colorado, with 5.0% of total homesites; and Jacksonville, Florida, with 3.8% of total homesites. We also conduct a retail home sales business.

        Our common stock is traded on the New York Stock Exchange under the symbol "ARC". Our Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol "ARCPRA". We have no public trading history prior to February 12, 2004.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and in conformity with the rules and regulations of the Securities and Exchange Commission requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amount of revenues and expenses during the reporting period. Ultimate actual results may differ from previously estimated amounts.

        In our opinion, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

        The accompanying consolidated financial statements include all of our accounts but include the results of operations of the manufactured home communities acquired from Hometown only for the periods subsequent to the completion of the transaction on February 18, 2004, and, for 11 of those communities, from the date subsequent to February 18, 2004 on which we closed the debt assumption. We have eliminated all significant intercompany balances and transactions.

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

        We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that full asset recoverability is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amounts of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a writedown is required. If this review indicates that the asset's carrying amount will not be fully recoverable, we would reduce the carrying value of the assets to their estimated fair value. For the three months ended March 31, 2004 and 2003, no impairment conditions existed at any of our rental or other properties.

Restricted Stock Grants

        We have included a charge of $10,070 in general and administrative expense for the three months ended March 31, 2004 representing the value of the 530 common shares we granted at February 18, 2004 under our 2003 equity incentive plan that vested at the date of grant. In addition, we granted 95 common shares that vest over five years. We initially recorded the unvested portion of the 95 shares as unearned compensation on the balance sheet and will amortize them ratably over the vesting period. We valued the shares at $19.00 per share, the price at which we sold shares in the IPO.

        We consider the number of vested shares issued under our 2003 equity incentive plan as common stock outstanding and include them in the denominator of our calculation of basic earnings per share. We consider the total number of restricted shares granted under our 2003 equity incentive plan in the denominator of our calculation of diluted earnings per share if they would be dilutive. We return shares forfeited during the periods to the 2003 equity incentive plan as shares eligible for future grants and adjust any compensation expense previously recognized on such shares in the period the forfeiture occurs.

Interest Capitalization

        We capitalize our interest costs (using our average cost of borrowings) and internal costs (using actual time spent and related costs) on development of long-lived assets from the date we begin substantive activities through the date we place such assets into service in accordance with Statement of Financial Accounting Standards ("SFAS") 34, Capitalization of Interest and SFAS 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, respectively. The long-lived assets on which we capitalize interest include purchases of general construction activities in our communities, manufactured homes, and, in the case of the communities acquired in the Hometown acquisition, the cost of the vacant homesites we acquired on which we are making improvements and placing a manufactured home for rent or sale.

Accumulated Other Comprehensive Expense

        Amounts recorded in accumulated other comprehensive expense represent losses on cash flow hedges which will be marked to market over the life of the debt being hedged.

2.     IPO and Hometown Acquisition

        On February 18, 2004, we completed our IPO of 22,250 shares of our common stock at $19.00 per share (excluding 2,259 shares sold by selling stockholders) and 5,000 shares of our preferred stock priced at $25.00 per share. The proceeds net of underwriting discount to the company from our IPO of common stock and preferred stock was $517.5 million before expenses. On March 17, 2004, we issued 792 shares of common stock pursuant to the underwriters' exercise of their over-allotment option generating net proceeds to the company of $14.0 million. Concurrent with the IPO we also completed the refinancing of $240 million of our mortgage debt and raised an additional $260 million of new mortgage debt. The new mortgage debt is comprised of $215.3 million of 10 year fixed rate debt at an interest cost of 5.53%, $100.7 million of 5 year fixed rate debt at an interest cost of 5.05% and $184.0 million of floating rate debt. We also entered into a $125 million revolving credit facility and a $225 million four year term consumer finance facility to finance the sale of homes to our residents. Proceeds from the IPO and new debt were used to purchase the Hometown communities, repay our Rental Home Credit Facility and to redeem the Preferred Interest issued by one of our subsidiaries. (See Note 6).

        On February 18, 2004 and subsequent dates thereafter, we acquired 87 manufactured home communities from Hometown. In addition, we acquired an additional three communities upon the completion of the mortgage debt loan assumption process subsequent to March 31, 2004 (See Note 14). The 90 acquired communities are located in 24 states and include 26,406 homesites. The total purchase price for all the communities we acquired is approximately $615,270 including assumed indebtedness with a fair value of $92,434. We will finalize our purchase price allocation when all acquisition costs are finalized.

Cash purchase price (a)	$516,455
Debt assumed in connection with the acquisition	81,395
Cash purchase price for communities acquired subsequent to March 31, 2004	5,676
Debt assumed in connection with communities acquired subsequent to March 31, 2004	11,744

Total preliminary purchase price	$615,270

(a)
Includes $499,689 paid during the quarter ended March 31, 2004.

        Our preliminary purchase price allocation is:

Land	$89,364
Rental and other property	492,300
Manufactured homes	12,625
Lease intangibles	811
Customer relationships	14,496
Notes receivable	5,674

Total preliminary purchase price allocation	$615,270

        We amortize the lease intangibles on a straight-line basis over the lease term (one year) and the customer relationships on a straight-line basis over the average life of a customer (five years). Accumulated amortization related to the Hometown intangibles acquired was $464 at March 31, 2004. Future amortization of the Hometown lease intangibles and customer relationship intangible assets is as follows:

2004	$2,783
2005	3,001
2006	2,899
2007	2,899
2008 and thereafter	3,261

Total	$14,843

        We assumed management of the Hometown communities prior to our completion of the Hometown acquisition pursuant to a management agreement. We hired all Hometown employees actively employed at the Hometown communities on January 1, 2004, with Hometown reimbursing us for the costs associated with such employment until we completed the acquisition.

        We have prepared the following unaudited pro forma income statement information as if the Hometown acquisition had occurred on January 1, 2003. The pro forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the Hometown acquisition on January 1, 2003.

	Three Months Ended March 31,
	2004	2003
Revenue	$58,445	$62,275

Total expenses	$91,047	$67,524

Interest income	$388	$347

Loss from continuing operations before allocation to minority interest	$(32,214)	$(4,902)

Minority interest	$2,807	$678

Net loss from continuing operations	$(29,407)	$(4,224)

Discontinued operations	$—	$126

Net loss	$(29,407)	$(4,098)

Net loss available to common stockholders	$(30,639)	$(4,098)

Diluted loss per share	$(1.05)	$(0.25)

Diluted shares outstanding	31,793	19,699

3.     Common Stock, Preferred Stock and Minority Interest Related Transactions

        We issued a total of 16,973 common shares and 2,726 OP Units in several transactions between September 1998 and December 31, 2003. On August 9, 2000, we issued warrants to certain shareholders authorizing the purchase of up to 704 shares of common stock at $20.77 per share that expire on July 23, 2010. To date, no warrants have been exercised.

        On January 23, 2004 our stockholders approved a reverse stock split by which all our stockholders received 0.519 shares of common stock for every share of common stock they owned. As a result, we have restated all historical share, warrant and per share data to give effect to this reverse stock split.

        On February 18, 2004, we completed our IPO of 22,250 shares of our common stock (excluding 2,259 shares sold by selling stockholders). In connection with our IPO, 315 OP Units were converted into common stock. On March 17, 2004, we issued 792 shares of common stock pursuant to the underwriters' exercise of their over-allotment option. At March 31, 2004, we had 40,952 shares of common stock outstanding.

        On March 10, 2004, we declared a quarterly dividend of $0.1493 per share of common stock prorated from February 18, 2004 to March 31, 2004. We paid the total common stock dividend of $6,464 on April 15, 2004 to shareholders of record on March 31, 2004. In addition, on March 10, 2004 we declared a dividend of $0.4182 on each share of our Series A Cumulative Redeemable Preferred Stock prorated from February 18, 2004 to April 30, 2004. We paid the preferred stock dividend of $2.091 on April 30, 2004 to shareholders of record on April 15, 2004. As of March 31, 2004, we had accrued $1,232 of the preferred stock dividend, representing the portion of dividend earned by preferred shareholders through that date.

        At March 31, 2004, minority interest consisted of 2,412 units of limited partnership interest of Affordable Residential Communities LP, our Operating Partnership, ("OP Units") that were issued to various limited partners. Each OP Unit issued is paired with 1.9268 shares of our special voting stock (each a "Paired Equity Unit") which allows each OP Unit to vote on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash or at our election, one share of our common stock.

        As a result of our IPO and the conversion of 315 OP Units into common stock, we have recorded an equity transfer adjustment among stockholders' equity (additional paid-in capital) and minority interest in our Consolidated Balance Sheet to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

        The following summarizes activity of the minority interest in the Operating Partnership:

Minority Interest
(unaudited)
Minority interest at December 31, 2003	$42,639
Minority interest in loss	(3,063)
Transfer to stockholders' equity	(2,401)

Minority interest at March 31, 2004	$37,175

4.     Rental and Other Property, Net

        The following summarizes rental and other property:

	March 31, 2004	December 31, 2003
	(unaudited)	(unaudited)
Land	$211,432	$125,977
Land improvements and buildings	1,230,974	738,807
Manufactured homes and improvements	163,430	136,589
Furniture, equipment and vehicles	9,200	8,896

Subtotal	1,615,036	1,010,269
Less accumulated depreciation	(116,441)	(103,221)

Rental and other property, net	$1,498,595	$907,048

        Land improvements and buildings comprise primarily infrastructure, roads and common area amenities.

        We have capitalized interest of $544 in the cost of land improvements and buildings for the three months ended March 31, 2004.

5.     Acquisitions

        During the three months ended March 31, 2004 and 2003, in addition to the Hometown acquisition, we acquired two and one manufactured home communities, respectively, from unaffiliated third parties for approximately $7,400 in cash in 2004, and $2,266 in cash and $2,184 in assumed debt in 2003. We have accounted for the acquisitions utilizing the purchase method of accounting and, accordingly, we have allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. We allocated the majority of the purchase price to the rental property and intangible assets, including customer relationships and in-place leases.

        The table below summarizes our manufactured home community acquisitions for the period January 2003 through March 2004:

Date	Hometown Community (*)	Community	Location	Homesites
Feb-03		Brookshire Village	St. Louis, MO	202
May-03		Twin Parks	Arlington, TX	249
Sep-03		Philbin Estates	Pocatello, ID	180
Feb-04		Weatherly Estates I	Lebanon, TN	270
Feb-04		Weatherly Estates II	Clarksville, TN	131
Feb-04	*	100 Oaks	Fultondale, AL	235
Feb-04	*	Jonesboro	Jonesboro, GA	75
Feb-04	*	Bermuda Palms	Indio, CA	185
Feb-04	*	Breazeale	Laramie, WY	117
Feb-04	*	Broadmore	Goshen, IN	370
Feb-04	*	Butler Creek	Augusta, GA	376
Feb-04	*	Camden Point	Kingsland, GA	268
Feb-04	*	Carnes Crossing	Summerville, SC	604
Feb-04	*	Castlewood Estates	Mableton, GA	334
Feb-04	*	Casual Estates	Liverpool, NY	961
Feb-04	*	Riverdale	Riverdale, GA	481
Feb-04	*	Columbia Heights	Grand Forks, ND	302
Feb-04	*	Conway Plantation	Conway, SC	299
Feb-04	*	Crestview	Stillwater, OK	238
Feb-04	*	Country Village	Jacksonville, FL	643
Feb-04	*	Eagle Creek	Tyler, TX	194
Feb-04	*	Eagle Point	Marysville, WA	230
Feb-04	*	Falcon Farms	Port Byron, IL	215
Feb-04	*	Forest Creek	Elkhart, IN	167
Feb-04	*	Fountainvue	Lafontaine, IN	120
Feb-04	*	Foxhall Village	Raleigh, NC	315
Feb-04	*	Golden Valley	Douglasville, GA	131
Feb-04	*	Huron Estates	Cheboygan, MI	111
Feb-04	*	Indian Rocks	Largo, FL	148
Feb-04	*	Knoll Terrace	Corvallis, OR	212
Feb-04	*	La Quinta Ridge	Indio, CA	151
Feb-04	*	Lakewood	Montgomery, AL	396
Feb-04	*	Lakewood Estates	Davenport, IA	180
Feb-04	*	Landmark Village	Fairburn, GA	524
Feb-04	*	Marnelle	Fayetteville, GA	205
Feb-04	*	Oak Ridge	Elkhart, IN	204
Feb-04	*	Oakwood Forest	Greensboro, NC	482
Feb-04	*	Pedaler's Pond	Lake Wales, FL	214
Feb-04	*	Pinecrest Village	Shreveport, LA	446
Feb-04	*	Pleasant Ridge	Mount Pleasant, MI	305
Feb-04	*	President's Park	Grand Forks, ND	174
Feb-04	*	Riverview	Clackamas, OR	133
Feb-04	*	Saddlebrook	N. Charleston, SC	425
Feb-04	*	Sherwood	Hartford City, IN	134
Feb-04	*	Southwind Village	Naples, FL	337
Feb-04	*	Springfield Farms	Brookline Sta, MO	290

Feb-04	*	Stonegate	Shreveport, LA	157
Feb-04	*	Terrace Heights	Dubuque, IA	317
Feb-04	*	Torrey Hills	Flint, MI	377
Feb-04	*	Twin Pines	Goshen, IN	238
Feb-04	*	Villa	Flint, MI	319
Feb-04	*	Winter Haven Oaks	Winter Haven, FL	343
Feb-04	*	Green Park South	Pelham, AL	421
Feb-04	*	Hunter Ridge	Jonesboro, GA	838
Feb-04	*	Friendly Village	Lawrenceville, GA	203
Feb-04	*	Misty Winds	Corpus Christi, TX	354
Feb-04	*	Shadow Hills	Orlando, FL	670
Feb-04	*	Smoke Creek	Snellville, GA	264
Feb-04	*	Woodlands of Kennesaw	Kennesaw, GA	273
Feb-04	*	Sunset Vista	Magna, UT	207
Feb-04	*	Sea Pines	Mobile, AL	429
Feb-04	*	Woodland Hills	Montgomery, AL	628
Feb-04	*	The Pines	Ladson, SC	204
Feb-04	*	Shady Hills	Nashville, TN	251
Feb-04	*	Trailmont	Goodlettsville, TN	131
Feb-04	*	Chisholm Creek	Wichita, KS	254
Feb-04	*	Big County	Cheyenne, WY	251
Feb-04	*	Heritage Point	Montgomery, AL	264
Feb-04	*	Lakeside	Lithia Springs, GA	103
Feb-04	*	Plantation Estates	Douglasville, GA	138
Feb-04	*	Green Acres	Petersburg, VA	182
Feb-04	*	Lakeside	Davenport, IA	124
Feb-04	*	Evergreen Village	Pleasant View, UT	238
Feb-04	*	Four Seasons	Fayetteville, GA	214
Feb-04	*	Alafia Riverfront	Riverview, FL	96
Feb-04	*	Highland	Elkhart, IN	246
Feb-04	*	Birchwood Farms	Birch Run, MI	143
Feb-04	*	Cedar Terrace	Cedar Rapids, IA	255
Feb-04	*	Five Seasons Davenport	Davenport, IA	270
Feb-04	*	Silver Creek	Davenport, IA	280
Feb-04	*	Encantada	Las Cruces, NM	354
Feb-04	*	Royal Crest	Los Alamos, NM	180
Feb-04	*	Brookside Village	Dallas, TX	394
Feb-04	*	Meadow Glen	Keller, TX	409
Feb-04	*	Silver Leaf	Mansfield, TX	145
Mar-04	*	Lamplighter Village	Marietta, GA	431
Mar-04	*	Shadowood	Acworth, GA	506
Mar-04	*	Stone Mountain	Stone Mountain, GA	354
Mar-04	*	Marion Village	Marion, IA	486
Mar-04	*	Autumn Forest	Brown Summit, NC	299
Mar-04	*	Woodlake	Greensboro, NC	308
Mar-04	*	Arlington Lakeside	Arlington, TX	233

        During the three months ended March 31, 2004 and 2003, we also acquired 1,172 and 175 manufactured homes from unaffiliated third parties for $18,001 and $2,011, respectively, including related setup costs.

6.     Notes Payable

        The following table sets forth certain information regarding our debt:

	March 31, 2004	December 31, 2003
	(unaudited)	(unaudited)
Senior fixed rate mortgage due 2012, 7.35% per annum	$306,040	$306,767
Senior fixed rate mortgage due 2014, 5.53% per annum	215,313	—
Senior fixed rate mortgage due 2009, 5.05% per annum	100,676	—
Senior variable rate mortgage due 2006, LIBOR plus 3.00% per annum (4.09% at March 31, 2004)	184,011	—
Senior variable rate mortgage due 2005, LIBOR plus 2.85% per annum (3.94% at March 31, 2004)	—	188,033
BFND credit facility due 2005, LIBOR plus 3.00% per annum (4.09% at March 31, 2004)	—	52,414
Various individual fixed rate mortgages assumed in Hometown acquisition due 2004 through 2031 averaging an effective rate of 5.28% per annum	80,847	—
Various individual fixed rate mortgages due 2006 through 2028, averaging 7.70% per annum	43,095	43,283
Preferred interest due 2005, 14.0% per annum	—	170,000
Rental home credit facility due 2010, LIBOR plus 4.7% per annum (5.79% at March 31, 2004)	—	24,055
Floorplan lines of credit	2,854	3,897
Other loans due 2005	1,106	1,125

	$933,942	$789,574

        The fair value of debt outstanding as of March 31, 2004 was approximately $974,900.

Senior Fixed Rate Mortgage Due 2012

        We entered into the Senior Fixed Rate Mortgage on May 2, 2002. It is an obligation of certain of our special purpose real property subsidiaries and is collateralized by 105 manufactured home communities. The Senior Fixed Rate Mortgage bears interest at a fixed rate of 7.35% per annum, amortizes over 30 years and matures on May 1, 2012. Pursuant to the terms of the Senior Fixed Rate Mortgage, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending (included in loan reserves) and property operating expenditures (included in cash and cash equivalents). The Senior Fixed Rate Mortgage contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2014

        We entered into the Senior Fixed Rate Mortgage due 2014 on February 18, 2004, in connection with the completion of our IPO, the financing transaction and the Hometown acquisition. The lenders adjusted the mortgage facility amount prior to completing their secondary market transactions. The mortgage facility is an obligation of certain real property subsidiaries of our operating partnership and is collateralized by 46 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2014 bears interest at a fixed rate of 5.53%, will amortize based on a 30-year schedule and will mature on March 1, 2014. Pursuant to the terms of the new senior fixed rate mortgage due 2014, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate

Mortgage due 2014 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2009

        We entered into the Senior Fixed Rate Mortgage due 2009 of $100,676 on February 18, 2004, in connection with the completion of our IPO, the financing transaction and the Hometown acquisition. The lenders adjusted the mortgage facility amount prior to completing their secondary market transactions. The mortgage facility is an obligation of certain real property subsidiaries of our operating partnership and is collateralized by 29 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2009 bears interest at a fixed rate of 5.05%, will be amortized based on a 30-year amortization schedule and will mature on March 1, 2009. Pursuant to the terms of the Senior Fixed Rate Mortgage due 2009, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2009 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Variable Rate Mortgage Due 2006

        We entered into the Senior Variable Rate Mortgage due 2006 of $184,011 on February 18, 2004, in connection with the completion of our IPO, the financing transaction and the Hometown acquisition. This mortgage facility is an obligation of certain real property subsidiaries of our operating partnership and is collateralized by 44 manufactured home communities owned by these subsidiaries. The Senior Variable Rate Mortgage bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR rate (4.09% at March 31, 2004) and will mature in February 2006. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage for three additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375%, respectively, of the principal balance outstanding. We purchased interest rate caps to limit our interest costs in the event of increases in one-month LIBOR above 5.00%, and will also purchase such caps for any extensions. We will incur an exit fee equal to 0.50% of the loan amount payable upon any repayment of the principal amount of the loan. The exit fee will be subject to reduction by an amount equal to 0.50% of the principal amount of any first mortgage loans provided by the lenders to refinance the Senior Variable Rate Mortgage due 2006. Pursuant to the terms of the Senior Variable Rate Mortgage, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. We may repay the Senior Variable Rate Mortgage subject to payment of a LIBOR based yield maintenance prepayment penalty of the product of 0.25%, the number of payment dates remaining to maturity and the amount being repaid for prepayments made in months one through twelve and a prepayment fee of 1% for prepayments made in months 13 to 24.

Senior Variable Rate Mortgage Due 2005

        We entered into the Senior Variable Rate Mortgage on May 2, 2002. It was an obligation of one of our subsidiaries and was collateralized by 71 manufactured home communities. The floating rate debt bore interest at a variable rate calculated as the one-month LIBOR rate plus 2.85% (3.94% as of March 31, 2004), amortizes over 30 years and would have matured on May 2, 2005.

        On February 18, 2004, concurrent with our IPO, we repaid the Senior Variable Rate Mortgage in full and incurred $1,906 in debt extinguishment costs, included in early termination of debt.

BFND Credit Facility

        One of our subsidiaries, ARC4BFND, L.L.C., entered into a $150 million credit facility on November 14, 2000, (the "BFND Credit Facility"). Proceeds from the BFND Credit Facility were available for community acquisitions and anticipated capital expenditures with advances up to 70% of the purchase price and related costs.

        On February 18, 2004, concurrent with our IPO, we repaid the BFND Credit Facility in full and incurred $786 in debt extinguishment costs, included in early termination of debt.

Senior Revolving Credit Facility

        We entered into the senior revolving credit facility on February 18, 2004, that has a total commitment of $125 million, and an initial term of three years. No amounts are outstanding at March 31, 2004. The facility is an obligation of our Operating Partnership, is secured by 40 communities owned by a real property subsidiary of our Operating Partnership, our rental homes, and certain other assets, and borrowings under the facility are limited by specified borrowing base requirements related to the value of the assets securing the facility. The interest rate on borrowings under the facility is variable and will be determined at the time the advance is made, at a spread of between 1.375% and 2.50% over the then-current base rate of Citibank, N.A. or a spread of between 2.375% and 3.50% over then-current LIBOR, with the actual spread being determined within the specified range based upon the borrower's then-current leverage ratio. The facility contains customary affirmative and negative covenants, including covenants imposing limitations on the ability of the borrower and the company to make distributions to OP unit holders and stockholders if certain cash flow, leverage and debt service coverage requirements are not met.

Retail Home Sales and Consumer Finance Debt Facility

        We entered into the retail home sales and consumer finance debt facility on February 18, 2004, that has a total commitment of $225 million and a term of four years. This facility is an obligation of a subsidiary of our Operating Partnership and will be secured by manufactured housing conditional sales contracts. Advances under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility. The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR rate (4.09% at March 31, 2004). This facility will include customary affirmative and negative covenants, including minimum GAAP tangible net worth and maximum leverage covenants. Upon the initial drawing under this facility, we will pay a commitment fee of 1.00% on the committed amount and additional annual commitment fees payable on each anniversary of the closing. Advances under the facility will be subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

        The availability of advances under the retail home sales and consumer finance debt facility is subject to certain conditions that are beyond our control. Conditions that could result in our inability to draw on these facilities include a downgrade in the credit rating of the lender and the absence of certain markets for financing debt obligations secured by securities or mortgage loans. Funding under this facility may also be denied if the lender determines that the value of the assets serving as collateral would be insufficient to maintain the required 75% loan-to-value ratio upon giving effect to a request for funding. The lender can also at any time require that we prepay amounts funded or provide additional collateral if in its judgment this is necessary to maintain the 75% loan-to-value ratio.

Preferred Interest

        The Preferred Interest was an obligation of ARC Real Estate Holdings, LLC ("ARC RE"), an indirect subsidiary of our Operating Partnership formed for the purpose of issuing the Preferred Interest and owning, indirectly, our real estate subsidiaries and certain other assets. We entered into the Preferred Interest on May 2, 2002. The Preferred Interest had a preferred distribution rate of 12.5% per annum. On October 17, 2003, we modified our Preferred Interest to increase our borrowing limit by $25,000 with a preferred distribution rate of 14.0% to apply to all outstanding balances beginning on the date of the first draw of the additional loan amount.

        On February 18, 2004, concurrent with our IPO, we repaid the Preferred Interest obligation in full and incurred $3,400 in extinguishment costs, included in early termination of debt.

Rental Home Credit Facility

        On December 31, 2002, ARC Housing, L.L.C., a subsidiary of ARC RE, entered into a $27,000 credit facility collateralized by rental homes (the "Rental Home Credit Facility"). Proceeds from the Rental Unit Credit Facility were available for acquisitions of rental homes and related capital expenditures. The Rental Unit Credit Facility matured on February 1, 2010, bore interest at one-month LIBOR plus 4.7% (approximately 5.82% at December 31, 2003), required level monthly principal and interest payments of $421 beginning February 1, 2003, and was secured by 3,339 rental homes. The principal amount of the note amortized over seven years at a stated interest rate of 8.0%. We fully funded the Rental Home Credit Facility on January 3, 2003.

        On February 18, 2004, concurrent with our IPO, we repaid the Rental Home Credit Facility in full and incurred $235 in debt extinguishment costs, included in early termination of debt.

Floorplan Lines of Credit

        Through our retail home sales subsidiary, we have two lines of credit that provide borrowings secured by manufactured homes in inventory. Repayment is due upon sale of the related manufactured home. They bear interest that ranges from the prime rate plus 1.90% to the prime rate plus 3.75% (5.90% to 7.75% at March 31, 2004). Curtailment payments are required for unsold homes beginning on the 121+ day to 571+ day range depending on the type of home being financed. The required payment is generally 3% of the home's original invoice and is paid monthly. Either party may terminate the floorplan lines of credit upon 30 days written notice. All of our existing new inventory is collateral for the floor plan line of credit.

7.     Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis:

	Three months ended March 31,
	2004	2003
	(unaudited)
Net loss from continuing operations	$(33,737)	$(8,527)
Less: preferred stock dividend	(1,232)	—

Net loss from continuing operations available to common stockholders	$(34,969)	$(8,527)
Weighted average common shares outstanding	29,233	16,973

Basic loss per share from continuing operations	$(1.20)	$(0.50)

Net loss available to common stockholders	$(34,969)	$(8,401)
Weighted average common shares outstanding	29,233	16,973

Basic loss per share	$(1.20)	$(0.49)

Net loss from continuing operations	$(33,737)	$(8,527)
Less minority interest in losses	(3,063)	(1,368)
Less: preferred stock dividend	(1,232)	—

Net loss from continuing operations before allocation to minority interest	$(38,032)	$(9,895)

Diluted loss per share from continuing operation	$(1.20)	$(0.50)

Net loss available to common stockholders	$(34,969)	$(8,401)
Less minority interest in losses	(3,063)	(1,348)

Net loss before allocation to minority interest	$(38,032)	$(9,749)

Diluted loss per share	$(1.20)	$(0.49)

Weighted average common shares outstanding	29,233	16,973
Weighted average OP Units outstanding	2,560	2,726

Weighted average common shares and OP Units	31,793	19,699

        We have excluded warrants and unvested restricted shares from diluted loss per share as they would be antidilutive.

8.     Property Operations Expense

        During the three months ended March 31, 2004 and 2003, we incurred property operations expenses as follows:

	Three Months Ended March 31
	2004	2003
Utilities and telephone	$5,436	$4,613
Salaries and benefits	4,374	3,073
Repairs and maintenance	1,616	1,341
Insurance	607	657
Bad debt expense	539	571
Advertising	263	207
Other operating expenses	706	684

	$13,541	$11,146

9.     Retail Home Sales, Finance, Insurance and Other Operations Expenses

        During the three months ended March 31, 2004 and 2003, we incurred retail home sales, finance, insurance and other operations expenses as follows:

	Three Months Ended March 31
	2004	2003
Utilities and telephone	$21	$88
Salaries and benefits	327	1,337
Repairs and maintenance	12	205
Insurance	3	43
Bad debt expense	—	10
Advertising	54	121
Other operating expenses	163	564

	$580	$2,368

10.   General and Administrative Expenses

        During the three months ended March 31, 2004 and 2003, we incurred general and administrative expenses as follows:

	Three Months Ended March 31
	2004	2003
Salaries and benefits (a)	$12,751	$2,898
Travel	567	318
Professional services	661	537
Insurance	244	109
Rent	172	211
Other administrative expenses	409	296

	$14,804	$4,369

(a)
Includes $10,070 incurred in conjunction with the IPO in which we granted 530 shares of restricted stock that vested immediately. (See Note 1).

11.   Discontinued Operations

        In September 2003, we sold our Sunrise Mesa Community located in Apache Junction, Arizona for $15,000 and recorded a gain of $3,333 after giving effect to net assets sold of $11,546 and closing costs of $121. In connection with the sale, we repaid $10,259 of our senior variable rate mortgage indebtedness due 2005 related to this community. We have included in discontinued operations $461 of revenue for the three months ended March 31, 2003 previously included in revenue for the real estate segment.

12.   Commitments and Contingencies

        In the normal course of business, from time to time we are involved in legal actions relating to the ownership and operations of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions will not have a material adverse effect on our financial position or our results of operations or liquidity.

13.   Segment Information

        We operate in three business segments—real estate, retail home sales and finance, and insurance. A summary of our business segments is shown below.

	Three Months Ended March 31
	2004	2003
Total revenue
Real estate	$44,573	$35,679
Retail home sales and finance	754	6,569
Insurance	134	398
Corporate and other	9	196

	$45,470	$42,842

Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	$17,024	$13,786
Retail home sales and finance	934	6,888
Insurance	170	304
Corporate and other	84	115

	$18,212	$21,093

Net segment income (a)
Real estate	$27,549	$21,893
Retail home sales and finance	(180)	(319)
Insurance	(36)	94
Corporate and other	(75)	81

	$27,258	$21,749

Property management expense	$1,454	$1,186

General and administrative expense	$14,804	$4,369

IPO related costs	$4,417	$—

Early termination of debt	$13,427	$—

Interest expense
Real estate	$14,625	$13,702
Retail home sales and finance	(64)	152
Insurance	—	—
Corporate and other	123	26

	$14,684	$13,880

Amortization expense	$2,206	$2,254

Depreciation expense
Real estate	$13,361	$10,151
Retail home sales and finance	6	113
Insurance	2	3
Corporate and other	85	35

	$13,454	$10,302

Interest income	$388	$347

Loss before allocation to minority interest	$(36,800)	$(9,895)

Minority interest	$3,063	$1,368

Net loss from continuing operations	$(33,737)	$(8,527)

Income from discontinued operations	$—	$126

Net loss	$(33,737)	$(8,401)

Preferred stock dividend	$(1,232)	$—

Net loss available to common stockholders	$(34,969)	$(8,401)

Identifiable assets
Real estate	$1,665,697	$1,135,792
Retail home sales and finance	25,355	12,473
Insurance	1,105	1,462
Corporate and other	78,346	7,897

	$1,770,503	$1,157,624

(a)
Net segment income represents total revenues less expenses for property operations, real estate taxes, cost of manufactured homes sold and retail home sales, finance, insurance and other operations. Net segment income is a measure of the performance of the properties before the effects of the following expenses: property management, general and administrative, IPO related costs, early termination of debt, depreciation, amortization, and interest expense.

14.   Subsequent Event

        On April 9, 2004, we completed the mortgage debt loan assumption process and acquired the three remaining Hometown communities with 694 homesites not previously closed on or before March 31, 2004 consisting of Mallard Lake, Pontoon Beach, Illinois; Cedar Knoll, Waterloo, Iowa; and Pine Ridge, Sarasota, Florida. The purchase price for these communities and their related assets is included in our total purchase price of $615,270, including liabilities assumed with the Hometown acquisition.

        On May 3, 2004 we placed a 36-community portfolio under contract. This portfolio consists of approximately 3,600 homesites. The portfolio will be purchased for approximately $65.0 million, including closing costs. The acquisition includes the assumption of $28.5 million of existing debt that has an interest rate of 7.2%. The remainder of the consideration is expected to consist of cash and preferred operating partnership units. Taking into account the loan assumption process, we expect this portfolio to close in June 2004.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-Q and the financial information set forth in the tables below. All amounts in the following discussion are in thousands except per share and homesite data.

        This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Affordable Residential Communities Inc. to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representations by us or any other person that the results or conditions described in such statements or the objectives and plans of the company will be achieved.

GENERAL, STRUCTURE OF THE COMPANY AND RECENT DEVELOPMENTS

        We are a fully integrated, self-administered and self-managed equity REIT focused primarily on the acquisition, renovation, repositioning and operation of all-age manufactured home communities. We also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners' insurance and other related insurance products. We conduct substantially all of our activities through our operating partnership, of which we are the sole general partner and in which we hold an approximate 94.4% ownership interest.

        Beginning in 1995, our co-founders founded several companies under the name "Affordable Residential Communities" or "ARC" for the purpose of engaging in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses. We were formed in July 1998 as a Maryland corporation for the purpose of acting as the investment vehicle for and a co-general partner of our Operating Partnership, the fourth real property partnership organized and operated by our co-founders. In May 2002, we completed a reorganization in which we acquired substantially all the other real property partnerships and other related businesses organized and operated by our co-founders.

        On February 18, 2004, we completed our initial public offering. We issued 24.5 million shares of common stock at $19.00 per share in which selling shareholder offered 2.3 million shares. On March 18, 2004, our underwriters exercised their over-allotment option to purchase 0.8 million shares of common stock at $19.00 per share. Concurrent with the IPO, we raised $125 million of gross proceeds through the issuance of 5.0 million shares of Series A Cumulative Redeemable Preferred Stock.

        In connection with the IPO we completed the following additional transactions:

  •
  The acquisition of 90 communities from Hometown America for approximately $615.3 million comprising 26,406 homesites. This includes eleven communities acquired post-closing upon the completion of the loan assumption process with the final three loan assumptions completed on April 9, 2004.

  •
  A financing transaction totaling $500 million comprised of $215.3 million of 10 year fixed rate mortgage debt with an interest rate of 5.53%, $100.7 million of 5 year fixed rate mortgage debt with an interest rate of 5.05%, $184.0 million of 2 year floating rate mortgage debt and a $125.0 million revolving credit facility, undrawn at this time. We used the proceeds to repay certain indebtedness and to fund a portion of the Hometown acquisition.

  •
  $250 million finance facility to support our in-community home sales and in-community finance programs. The facility consists of two funding components: (i) a $225 million four-year facility to fund consumer loans and (ii) a $25 million facility to fund for-sale home inventory, undrawn at this time.

OVERVIEW OF RESULTS

        For the quarter ended March 31, 2004, funds from operations available to common stockholders (FFO) was $(21.7) million. For the quarter ended March 31, 2004, net loss available to common stockholders was $35.0 million or $1.20 per share as compared to a net loss available to common stockholders of $8.4 million or $0.49 per share for the three months ended March 31, 2003. Our results in the quarter ended March 31, 2004 reflect the inclusion of one-time charges of $27.9 million related to our IPO, acquisition of certain assets from Hometown America LLC and the repayment of certain indebtedness. On a same community basis, revenue in our real estate segment was up 3.5% to $36.9 million from $35.7 million for the first quarter ended March 31, 2004 as compared to the first quarter ended March 31, 2003. Same community expenses increased 2.3% to $14.1 million from $13.8 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. As a result, same communities real estate net segment income increased 4.2% to $22.8 million from $21.9 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

        See FFO and Real Estate Net Segment Income included hereinafter in this section for definitions of FFO and real estate net segment income and for a reconciliation of real estate net segment income to net loss, the most directly comparable GAAP measure.

        Our results in the first quarter of 2004 were impacted by a series of one-time charges totaling $27.9 million related to our recent activities. The primary components of the charges include: (i) restricted stock grant of $10.1 million, (ii) write-off of loan origination costs and exit fees associated with the repayment of indebtedness of $13.4 million and (iii) IPO related costs of $4.4 million. These costs will not impact future reporting periods.

        Total portfolio occupancy averaged 81.4% for the three months ended March 31, 2004. Average occupancy for same communities decreased from 87.3% for the three months ended March 31, 2003 to 83.5% for the three months ended March 31, 2004 due mainly to the lack of available chattel lending and lenders moving repossessed homes out of the communities.

        As of December 31, 2003, the ARC and Hometown communities had occupancy of 83.3% and 75.3%, respectively, or 80.1% on a combined basis. At the end of March 31, 2004, the ARC and Hometown communities had occupancy of 82.8% and 76.1%, respectively, or 80.2% on a combined basis.

        The following additional factors are impacting our occupancy:

  •
  At quarter end we had approximately 1,400 repossessed homes in our communities representing 2.1% of our total homesites and 2.9% of homeowner occupied homesites.

  •
  We experienced approximately 34% fewer new repossessions in the first quarter of 2004 compared to first quarter 2003.

  •
  Approximately 325 repossessed homes were moved out of ARC communities, not including the Hometown communities, by finance companies during the first quarter.

  •
  We have entered into a consignment agreement with a major finance company to market their repossessed homes located in our communities. We anticipate this will result in a reduction in the number of repossessed homes moving out of our communities.

  •
  Excluding the Hometown communities, our first quarter gross rental home move-ins increased 16% and 23% versus first quarter 2003 and fourth quarter 2003, respectively. In these same communities, we had net rental home move-ins of 438 rental homes in the first quarter 2004.

  •
  Traditional move-in activity remains low at an annual rate of less than 1,000 move-ins; however, this was partially mitigated by a lower number of homeowners removing their homes from our communities during the first quarter of 2004 as compared to the first quarter of 2003.

        During the three months ended March 31, 2004, we purchased or ordered 1,341 new homes, of which 827 have been delivered and 257 have been made ready to lease. This order allows us to have the necessary inventory made-ready and merchandised as we enter the prime selling months and allowed us to achieve attractive pricing from the manufacturers due to the size of the orders and the placement of orders during the winter months. As of March 31, 2004, our total home inventory has increased to 8,127 homes. This includes approximately 1,100 homes acquired in the Hometown acquisition in addition to which, and included above, we purchased or ordered approximately 500 additional new homes for the Hometown communities through March 31, 2004.

        We expect to see increased sales and leasing activity in the coming months due to our focus on affordable price points, increased training and marketing and the availability of chattel financing through our finance program. Through the date of this filing, we have contacted over 2,000 of our existing renters regarding the purchase of their rental home and expect to contact all qualified renters in the near future. In the three months ended March 31, 2004 and in the month ended April 30, 2004 we sold 27 and 47 manufactured homes from our home inventory, respectively.

OTHER DEVELOPMENTS

        On February 26, 2004 we closed on two communities consisting of 401 homesites in the Nashville, TN market. These communities were acquired for approximately $7.4 million in cash and had occupancy at acquisition of 66% reflecting an initial capitalization rate of 8.7%. This acquisition affords opportunity for occupancy and rent growth. The Nashville area now represents a core market for us with five communities totaling 1,134 homesites.

        On May 3, 2004 we placed a 36-community portfolio under contract. This portfolio consists of approximately 3,600 homesites that are approximately 88% occupied with an average rent of $254 per month. The portfolio will be purchased for approximately $65.0 million, including closing costs, and represents an in-place capitalization rate of approximately 8.5%. The acquisition includes the assumption of $28.5 million of existing debt that has an interest rate of 7.2%. The remainder of the consideration is expected to consist of cash and preferred operating partnership units. Taking into account the loan assumption process, we expect this portfolio to close in June 2004. The communities are located in the eastern half of the U.S. and fit well with our existing footprint. At this time, there is no assurance we will close on this portfolio.

        In addition, we have placed four communities under contract in Salt Lake City, UT. There are a total of 558 homesites with an average occupancy of 78.5%. These communities are each under separate contract for a total of $12.6 million. These contracts are subject to completion of our due diligence and can be terminated by us.

BUSINESS OBJECTIVES, PROPERTY MANAGEMENT, AND OPERATING STRATEGIES

        We continue to believe our industry needs to re-address its fundamental competitive advantage—affordability. We believe that we can provide a clean, attractive and affordable place to live that generates profits for our investors, is competitive with other forms of housing and provides real value and service to our residents. And to that end, we have built a business plan that provides affordability and value in the home, in the financing and in our communities. We have focused on (i) the roll-out of our in-community sales program, (ii) the roll-out of our consumer finance program and (iii) the integration of the Hometown acquisition in terms of human resources, capital expenditures and information systems.

        With respect to our occupancy programs, our primary tools are (i) our rental home program, (ii) our for-sale inventory and (iii) our consumer finance program. Our initial focus has been to convert existing renters to homeowners for those renters interested in homeownership. This conversion provides the added benefit of allowing us to recycle our inventory and our capital.

        With respect to property management, we have expanded our district management infrastructure from seven districts to 12 districts to reflect the increase of approximately 26,000 homesites to our overall portfolio. Our integration priorities for the portfolio include our human resources, training, IT systems and capital expenditure projects. This focus will not only enhance our occupancy programs, it will also strengthen our long term operating infrastructure.

        We have many of our projected capital expenditure projects underway in the communities acquired from Hometown. Our capital expenditure projects are focused on preparing homesites for new home deliveries, addressing deferred maintenance, including tree trimming, trash removal, basic landscaping and resident homesite cleanup and improving amenities in order to meet our quality standards. We do not expect homesite upgrades and preparation to be a limiting factor in our ability to place rental homes and for-sale homes into our communities.

        We expect to increase rents in approximately 90% of our communities in 2004, including the Hometown communities. Approximately 75% of these increases have been implemented. Our average rent increase has been approximately 3.8%.

THE PROPERTIES

        As of March 31, 2004, our portfolio consisted of 301 manufactured home communities comprising 66,548 homesites located in 29 states generally oriented toward all-age living and represent 68 markets across the U.S. Our five largest markets are Dallas-Fort Worth, Texas, with 11.1% of total homesites; Atlanta, Georgia, with 7.6% of total homesites; Salt Lake City, Utah, with 5.0% of total homesites; the Front Range of Colorado, with 5.0% of total homesites; and Jacksonville, Florida, with 3.8% of total homesites.

        As of March 31, 2004, our communities had an occupancy rate of 80.2%, and the average monthly rental income per occupied homesite was $317. Leases for homeowners are generally month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

        The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of March 31, 2004.

				Rental Income Per Occupied Homesite Per Month (3)
		Percentage of Total Homesites	Occupancy
	Number of Total Homesites (2)
Market (1)			03/31/04	03/31/04 (4)
Dallas — Ft. Worth, TX	7,369	11.1%	78.0%	$347
Atlanta, GA	5,074	7.6%	83.5%	323
Salt Lake City, UT	3,310	5.0%	93.1%	349
Front Range of CO	3,301	5.0%	91.6%	419
Jacksonville, FL	2,525	3.8%	81.3%	329
Kansas City — Lawrence — Topeka, MO — KS	2,436	3.7%	89.3%	274
Wichita, KS	2,315	3.5%	69.7%	282
Orlando, FL	1,996	3.0%	87.6%	326
Oklahoma City, OK	1,911	2.9%	81.3%	288
St. Louis, MO — IL	1,881	2.8%	81.4%	276
Greensboro — Winston Salem, NC	1,416	2.1%	72.0%	257
Davenport — Moline — Rock Island, IA — IL	1,410	2.1%	84.5%	258
Montgomery, AL	1,288	1.9%	55.8%	188
Charleston — North Charleston, SC	1,233	1.9%	78.4%	239
Elkhart — Goshen, IN	1,225	1.8%	79.7%	305
Inland Empire, CA	1,223	1.8%	90.6%	412
Nashville, TN	1,134	1.7%	70.8%	262
Southeast Florida	1,124	1.7%	94.4%	473
Raleigh — Durham — Chapel Hill, NC	1,095	1.6%	85.1%	321
Tampa — Lakeland — Winter Haven, FL	1,005	1.5%	75.5%	262

Subtotal — top 20 Markets	44,271	66.5%	82.0%	324
All Other Markets	22,277	33.5%	76.5%	302

Total / Weighted Average	66,548	100.0%	80.2%	$317

(1)
Markets are defined by our management.

(2)
Results as of and for the quarter ended March 31, 2004 reflect acquisitions made during the quarter and exclude three communities which were acquired on April 9, 2004 upon the completion of the loan assumption process.

(3)
Rental Income is defined as homeowner rental income, home renter rental income and other rental income reduced by move-in bonuses and rent concessions.

(4)
For the Hometown communities, March data was used to calculate "Rental Income Per Occupied Homesite Per Month."

For Weatherly Estates I and II, acquired February 26, 2004, March data was used to calculate "Rental Income Per Occupied Homesite Per Month."

COMMUNITIES

        The following tables present certain information relative to our real estate segment as of and for the three months ended March 31, 2004 and 2003. "Same Communities" reflects information for all communities owned by us at both January 1, 2003 and March 31, 2004. "Same Communities" does not include the Hometown acquisition nor the four other communities comprising 1,032 homesites that we acquired subsequent to January 1, 2003.

	Same Communities(4)		Real Estate Segment(4)
	2004	2003	2004	2003
For the three months ended March 31:
Average total homesites	39,804	39,729	52,837	39,824
Average total rental homes	6,356	4,844	7,063	4,825
Average occupied homesites—homeowners	28,189	30,854	37,599	31,021
Average occupied homesites—rental homes	5,039	3,828	5,424	3,754

Average total occupied homesites	33,228	34,682	43,023	34,775
Average occupancy—rental homes	79.3%	79.0%	76.8%	77.8%
Average occupancy—total	83.5%	87.3%	81.4%	87.3%
For the three months ended March 31:
Real estate revenue
Homeowner rental income	$24,088	$25,314	$31,130	$25,325
Home renter rental income	8,890	6,781	9,239	6,792
Other	129	54	200	54

Rental income	33,107	32,149	40,569	32,171
Utility and other income	3,792	3,501	4,004	3,508

Total real estate revenue	36,899	35,650	44,573	35,679

Real estate expenses
Property operations expenses	$11,117	$11,138	$13,541	$11,146
Real estate taxes	2,981	2,638	3,483	2,640

Total real estate expenses	14,098	13,776	17,024	13,786

Real estate net segment income (5)	$22,801	$21,874	$27,549	$21,893

Average monthly real estate revenue per total occupied homesite (1)	$370	$343	$345	$342

Average monthly homeowner rental income per homeowner occupied homesite (2)	$285	$273	$276	$272

Average monthly real estate revenue per total homesite (3)	$309	$299	$281	$299

As of March 31:
Total communities owned	209	209	301	211
Total homesites	39,804	39,741	66,548	39,943
Occupied homesites	33,156	34,693	53,353	34,881
Total rental homes owned	6,763	4,903	8,127	4,912
Occupied rental homes	5,318	3,998	6,103	4,006

(1)
Average monthly real estate revenue per total occupied homesite is defined as total real estate revenue divided by average total occupied homesites divided by the number of months in the period.

(2)
Average monthly homeowner rental income per homeowner occupied homesite is defined as homeowner rental income divided by average homeowner occupied homesites divided by the number of months in the period.

(3)
Average monthly real estate revenue per total homesite is defined as total real estate revenue divided by average total homesites divided by the number of months in the period.

(4)
Real estate revenue, real estate expenses and homesite data exclude discontinued operations related to our Sunrise Mesa community, which we sold in September 2003.

(5)
Real estate net segment income provides a measure of rental operations that does not include property management, depreciation, amortization, interest expense and non-property specific expenses such as general and administrative expenses. We present real estate net segment income because we consider it an important supplemental measure of the operating performance of our communities and believe it is frequently used by lenders, securities analysts, investors and other interested parties in the evaluation of REITs, many of which present real estate net segment income when reporting their results. Real estate net segment income is defined as income from rental and other property and manufactured homes less expenses for property operations and real estate taxes. Real estate net segment income does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the repayment of principal on debt and payment of dividends on common and preferred stock. Real estate net segment income should not be considered a substitute for net income (calculated in accordance with GAAP) nor a measure of results of operations or cash flows (calculated in accordance with GAAP) as a measure of liquidity.

	Three Months Ended March 31,
	Same Communities				As Reported
	2004		2003		2004	2003
Net segment income:
Real estate	$22,801	(a)	$21,874	(a)	$27,549	$21,893
Retail home sales and finance	—	(b)	—	(b)	(180)	(319)
Insurance	(36)		94		(36)	94
Corporate and other	(75)		81		(75)	81

	22,690		22,049		27,258	21,749
Other expenses:
Property management	1,354	(c)	1,186		1,454	1,186
General and administrative	4,689	(d)	4,369		14,804	4,369
Initial public offering ("IPO") related costs	—		—		4,417	—
Early termination of debt	—		—		13,427	—
Depreciation and amortization	12,916	(e)	12,543	(e)	15,660	12,556
Interest expense	12,977	(f)	13,866	(f)	14,684	13,880

Total other expenses	31,936		31,964		64,446	31,991

Interest income	300	(g)	347		388	347

Loss before allocation to minority interest	(8,946)		(9,568)		(36,800)	(9,895)
Minority interest	720	(h)	1,323	(h)	3,063	1,368

Net loss from continuing operations	(8,226)		(8,245)		(33,737)	(8,527)
Income from discontinued operations	—		—		—	146
Minority interest in discontinued operations	—		—		—	(20)

Net loss	(8,226)		(8,245)		(33,737)	(8,401)
Preferred stock dividend	—		—		(1,232)	—

Net loss available to common stockholders	$(8,226)		$(8,245)		$(34,969)	$(8,401)

(a)
Same communities real estate net segment income excludes results of communities acquired in the Hometown and other acquisitions after January 1, 2003 and the community sold before March 31, 2004.

(b)
Excludes segment results as a result of the restructuring in September 2003 in which we closed all stand-alone retail stores existing on January 1, 2003 at which time we had no significant in-community sales operations.

(c)
Excludes additional property management expenses incurred in connection with the Hometown acquisition.

(d)
Excludes restricted stock expenses of $10,115 recognized in connection with the IPO and vested in the three months ended March 31, 2004.

(e)
Excludes the following costs recognized in the Hometown and other acquisitions:

Depreciation of rental and other property and manufactured homes acquired	$2,272	$11
Amortization of lease intangibles and customer relationships acquired	472	2

	$2,744	$13

(f)
Excludes the pro rata portion of interest expense on mortgage loans secured by properties acquired in the Hometown and other acquisitions
$1,707	$14

(g)
Excludes interest earned on additional cash received in connection with the IPO, the financing transaction and the Hometown acquisition.

(h)
Minority interest computed at the same rate as reflected in as reported results.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

        Overview.    Our results for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 include the operations of the 87 communities acquired from Hometown comprising 25,712 homesites from the date of acquisition, February 18, 2004 through March 31, 2004 and, accordingly, are not included in our operations for the first quarter of 2003. In addition to the effects of the Hometown acquisition, our results for the three months ended March 31, 2004 also reflect the effects on our operations of the four other community acquisitions we completed between January 1, 2003 and March 31, 2004.

        Revenue.    Revenue for the three months ended March 31, 2004 was $45,470 compared to $42,842 for the three months ended March 31, 2003, an increase of $2,628, or 6%. This increase is due to an increase of $8,370 in rental income and a decrease of $5,742 in other revenue consisting of sales of manufactured homes and utility and other income.

        The rental income increase of $8,370 is primarily due to $7,086 from the Hometown acquisition, $354 from other community acquisitions and corporate activity and $958 from same communities. The increase in same communities revenues is due to $1,138 from increased rental rates and $2,109 from home renter rental income partially offset by $2,289 from lower occupancy.

        The decrease in other income of $5,742 is due to a $5,660 decrease in sales of manufactured homes and other retail revenue and a $82 decrease in utility and other income. Sales of manufactured homes decreased to 27 units from 152 units due primarily to our reorganization of the retail home sales business in the second half of 2003. We expect sales of manufactured homes to increase in conjunction with our in-community retail home sales and financing initiative.

        Property Operations Expense.    For the three months ended March 31, 2004 total property operations expenses were $13,541, as compared to $11,146 for the three months ended March 31, 2003, an increase of $2,395, or 21%. The increase is primarily due to increases in expenses of $2,258 from the Hometown acquisition and $166 from other community acquisitions and corporate activity, partially offset by a $21 decrease from same communities. The decrease from same communities is due primarily to a decrease in insurance expenses of $126 or 19%, professional fees of $118 or 51%, bad debt costs of $91or 16% and utilities and telephone expense of $87 or 2% partially offset by an increase in repairs and maintenance expense of $175, salaries and benefits of $122, and franchise taxes of $115.

        Real Estate Taxes Expense.    Real estate taxes expense for the three months ended March 31, 2004, was $3,497, as compared to $2,651 for the three months ended March 31, 2003, an increase of $846 or 32%. The increase is due primarily to the Hometown acquisition, other community acquisitions and an increase in the number of rental homes we own.

        Cost of Manufactured Homes Sold.    The cost of manufactured homes sold was $594 for the three months ended March 31, 2004 compared to $4,928 for the three months ended March 31, 2003, a decrease of $4,334, or 88%. The decrease was due primarily to the decrease in sales of manufactured homes. The gross margin in manufactured homes sold decreased to 21% for the three months ended March 31, 2004 from 23% for the three months ended March 31, 2003.

        Retail Home Sales, Finance, Insurance and Other Operations Expense.    For the three months ended March 31, 2004 total retail home sales, finance, insurance and other operations expenses were $580 as compared to $2,368 for three months ended March 31, 2003, a decrease of $1,788 or 76%. This decrease is due to lower sales of manufactured homes and a lower cost structure as a result of eliminating the costs of maintaining stand-alone retail stores.

        Property Management Expense.    Property management expenses for the three months ended March 31, 2004 were $1,454, as compared to $1,186 for the three months ended March 31, 2003, an increase of $268, or 23%. The increase is due primarily to the expansion from seven to twelve district offices and the related staffing costs for the new districts in connection with the Hometown acquisition and the resultant increase in our community portfolio.

        General and Administrative Expense.    General and administrative expense for the three months ended March 31, 2004, was $14,804, as compared to $4,369 for the three months ended March 31, 2003, an increase of $10,435, or 239%. The increase was due primarily to a one-time charge to salaries and benefits of $10,070 incurred in conjunction with the IPO in which we granted 530 shares of restricted stock that vested immediately. The remaining increase in other costs is due primarily to severance of $221 incurred in the three months ended March 31, 2004, higher travel costs of $248 or 78% and insurance costs of $136 or 125%.

        IPO Related Costs.    During the three months ended March 31, 2004, we incurred $4,417 in organization and other costs directly related to the IPO. These costs included legal fees, third party due diligence costs, travel expenses, transfer taxes, filing fees and other miscellaneous items.

        Early termination of debt.    During the three months ended March 31, 2003, we wrote off $7,100 of loan origination costs and incurred expense of $6,327 from the payment of exit fees from the repayment of debt in the financing transaction.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended March 31, 2004 was $15,660 as compared to $12,556 for the three months ended March 31, 2003, an increase of $3,104, or 25%. The increase is due primarily to increased depreciation on communities acquired in the Hometown acquisition, other community acquisitions and manufactured home acquisitions.

        Interest Expense.    Interest expense for the three months ended March 31, 2004 was $14,684, as compared to $13,880 for the three months ended March 31, 2003, an increase of $804, or 6%. The increase is due to the Hometown acquisition and the related refinancing activities, which increased our outstanding debt by approximately $151,800 from the period ended March 31, 2003 to March 31, 2004. Interest expense increases resulting from additional borrowings were partially offset by lower interest rates on the variable rate debt and $544 of interest we capitalized related to the development of long-lived assets.

        Interest Income.    Interest earned on notes receivable, cash and cash equivalents, restricted cash and loan reserves increased by $41 from $347 for the three months ended March 31, 2003 to $388 for the three months ended March 31, 2004. The increase is due to the larger cash balances resulting from the IPO and the financing transaction.

        Minority Interest.    Minority interest for the three months ended March 31, 2004 was $3,063 as compared to $1,368 for the three months ended March 31, 2003, an increase of $1,695, or 124%. The increase was due primarily to the minority interest share of our increase in loss before allocation to minority interest partially offset by a decrease in minority interest share of net loss to 5.6% after our IPO from 13.9% for all periods prior to our IPO.

        Discontinued Operations.    During the year ended December 31, 2003, we sold the Sunrise Mesa community located in Apache Junction, Arizona. Accordingly, we have reflected its income from operations of $146 and related minority interest of $20 as discontinued operations for the three months ended March 31, 2003.

        Preferred Stock Dividend.    On March 10, 2004, the ARC Board of Directors declared a $0.4182 dividend on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2004, amounting to $1,232 that we have accrued through March 31, 2004.

        Net Loss Available to Common Stockholders.    As a result of the foregoing, our net loss available to common stockholders was $34,969 for the three months ended March 31, 2004, as compared to $8,401 for the three months ended March 31, 2003, an increase of $26,568 or 316%. Our net loss available to common stockholders for the three months ended March 31, 2004 includes $27,914 of costs related to the IPO, the financing transaction and the Hometown acquisition including (a) $10,070 from restricted stock grants, (b) $4,417 from IPO related organization and other costs and (c) $13,427 from the early termination of debt.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2004, we have approximately $934 million of outstanding indebtedness. Approximately $747 million, or 80%, of our total indebtedness is fixed rate and approximately $187 million, or 20%, is variable rate. We have entered into a two-year interest rate swap agreement pursuant to which we will effectively fix the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, approximately 90% of our total existing indebtedness will be subject to fixed interest rates for a minimum of two years. In connection with the repayment of existing indebtedness in our financing transaction, we incurred approximately $6.3 million in exit fees that we have included in early termination of debt. In connection with the new senior variable rate mortgage debt, we have purchased interest rate caps to limit our interest costs in the event of increases in one-month LIBOR above 5.00%.

        Our short-term liquidity needs include funds for distributions to our stockholders required to maintain our REIT status and to pay our estimated distribution of $1.25 per common share per annum, funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum, funds for capital expenditures for our communities, funds for purchases of rental homes, funds for community acquisitions and funds for the expansion of our in-community retail sales and financing initiative to facilitate the sale of homes in our communities. Our communities require recurring investment of funds for community related capital expenditures and general capital improvements, which we estimate will amount to approximately $8.7 million annually. In addition, we expect to have significant non-recurring capital expenditures of approximately $15 to $20 million during the 12 to 18 months following our IPO and the financing transaction to optimize our long-term returns by upgrading the acquired communities to our standards of function and appearance. We also expect to invest during the next 12 to 18 months approximately $65 to $75 million to purchase approximately 3,000 to 4,000 additional rental homes and approximately $70 to $90 million for the purchase, sale and financing of approximately 3,000 homes to new residents in our communities. However, we cannot assure that we will generate this volume of sales and financings in 2004.

        We expect to meet our short-term liquidity needs generally through net cash provided by operations, working capital generated from our IPO and the financing transaction, existing cash and funding under our senior revolving credit and retail home sales and consumer finance facilities. Simultaneously with the closing of our IPO and the financing transaction, we entered into a $125 million senior revolving credit facility and a $225 million retail home sales and consumer finance debt facility. The IPO and the financing transaction have produced approximately an additional $73 million in cash including the exercise of the underwriters' over-allotment option. Under our new revolving credit facility, we are able to borrow, subject to certain borrowing base limitations, up to $125 million to fund future acquisitions of manufactured home communities and additional rental homes, capital expenditures and other working capital needs, including the payment of distributions to our common stockholders. Under our new retail home sales and consumer finance debt facility we expect we will able to borrow, subject to certain borrowing base limitations, up to $225 million to fund qualified loans made to residents who purchase homes in our communities. We expect to obtain a $25 million floorplan facility during the second quarter of 2004 to, if necessary, finance the purchase of manufactured home inventory for sale to residents in our communities. In addition to our existing sources of capital, our company has significant experience in raising private equity, and we may in the future use that experience to enter into financing joint ventures or other similar arrangements from time to time if we determine that such a structure would provide the most efficient means of raising capital.

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

CASH FLOWS

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

        Cash provided by (used in) operations was $350 and ($430) for the three months ended March 31, 2004 and 2003, respectively. The increase in cash provided by operations for 2004 as compared to 2003 was due primarily to an increase in operating liabilities including accounts payable and accrued expenses.

        Cash used in investing activities was $528,607 and $8,865 for the three months ended March 31, 2004 and 2003, respectively. The increase in 2004 as compared to 2003 was due primarily to the Hometown acquisition and an increase in acquisitions of manufactured homes.

        Cash provided by financing activities was $589,612 and $28,784 for the three months ended March 31, 2004 and 2003, respectively. The increase in 2004 as compared to 2003 was primarily due to issuance of additional indebtedness incurred with our financing transaction offset by repayment of existing indebtedness and the issuance of 23,042 common shares and the issuance of $125,000 of preferred stock in connection with our IPO.

INFLATION

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2004 and 2003. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

        At March 31, 2004, we have approximately $934 million of consolidated indebtedness outstanding with the following repayment obligations:

Amounts
(in thousands)
2004	$20,903
2005	12,985
2006(1)	206,675
2007	10,975
2008	34,777
Thereafter	641,319

Commitments	927,634
Unamortized premium related to indebtedness assumed in Hometown acquisition	6,308

$933,942

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

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Loss before preferred stock dividend (a)	$(33,737)	$(8,527)
Plus:
Depreciation and amortization	15,660	12,556
Income from discontinued operations	—	146
Depreciation from discontinued operations	—	110
Less:
Amortization of loan origination fees	(868)	(1,008)
Depreciation expense on furniture equipment and vehicles	(369)	(337)
Minority interest portion of FFO reconciling items	(1,162)	(1,587)

FFO	(20,476)	1,353
Less preferred stock dividend	(1,232)	—

FFO available to common stockholders	$(21,708)	$1,353

(a)
Our FFO for the three months ended March 31, 2004 includes $27,914 of costs related to the IPO, the financing transaction and the Hometown acquisition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        As of March 31, 2004 our total debt outstanding was approximately $934.0 million, which was comprised of $747.1 million of indebtedness 95.3% of which is subject to fixed interest rates for a minimum of four years. Approximately $186.9 million, or 20% of our total consolidated debt is variable rate debt. We entered into a two-year interest rate swap agreement pursuant to which we effectively fixed the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, approximately 90% of our total indebtedness after completion of our IPO and the financing transaction is subject to fixed interest rates for a minimum of two years.

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

        The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2004:

	Amount of Debt	Percent of Total Debt	Effective Weighted Average Interest Rate	Maturity Date
	(dollars in thousands)
Fixed Rate Debt
Senior fixed rate mortgage due 2012	$306,040	32.7%	7.35%	2012
Senior fixed rate mortgage due 2014	215,313	23.1%	5.53%	2014
Senior fixed rate mortgage due 2009	100,676	10.8%	5.05%	2009
Various individual fixed rate mortgages assumed in Hometown acquisition due 2004 through 2031	80,847	8.7%	5.28%	2004-2031
Various individual fixed rate mortgages due 2006 through 2028	43,095	4.6%	7.70%	2006-2028
Other loans	1,106	0.1%	8.67%	2005

	747,077	80.0%	6.31%

Variable Rate Debt
Senior variable rate mortgage due 2006	184,011	19.7%	4.09%	2006
Floorplan lines of credit	2,854	0.3%	7.47%	2004

	186,865	20.0%	4.14%

	$933,942	100.0%	5.88%

        The fair value of debt outstanding as of March 31, 2004 was approximately $974.9 million.

ITEM 4. CONTROLS AND PROCEDURES

        We maintain a system of disclosure controls and procedures. The term "disclosure controls and procedures," as defined by the regulations of the Securities and Exchange commission ("SEC"), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

        We also maintain a system of internal controls. The term "internal controls," as defined by the American Institute of Certified Public Accountants' Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and of our compliance with applicable laws and regulations. There have been no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c)
  Use of Proceeds

          On February 18, 2003, we consummated the initial public offering of our common stock, $0.01 par value and our 8.25% Series A Cumulative Redeemable Preferred Stock. The managing underwriters were Citigroup Global Markets Inc.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Credit Suisse First Boston LLC; Morgan Stanley & Co. Incorporated; UBS Securities LLC; Wachovia Capital Markets LLC; Legg Mason Wood Walker, Incorporated; McDonald Investments Inc. and Keefe, Bruyette & Woods. The common stock sold in the offering was registered under the Securities Act of 1933, as amended on a Registration Statement on Form S-11 (Registration No. 333-109816) that was declared effective by the Securities and Exchange Commission on February 11, 2004. Of the common stock registered under the Registration Statement, 25,926,292 shares were sold at a price to the public of $19.00 per share. 22,250,000 shares were sold by us and 3,676,292 by the selling stockholders in the offering. We also sold 5,000,000 shares of our Series A cumulative redeemable preferred stock at $25.00 per share. The underwriters excercised their over-allotment option with respect to an additional 791,592 shares of common stock. We did not receive any of the proceeds from the sale of the shares by the selling stockholders. The estimated aggregate net proceeds to us from the offering were approximately $518.9 million after deducting an aggregate of $31.3 million in underwriting discounts and commissions paid to the underwriters and an estimated $12.6 million in other direct expenses incurred in connection with the offering. None of the proceeds received by us from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any persons owning ten percent or more of our outstanding common stock or to any of our affiliates. Upon consummation of the offering, we contributed the net proceeds to our operating partnership.

          For a description of working capital restrictions and other limitations upon the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held a Special Meeting of Stockholders on January 13, 2004 pursuant to a Notice of Special Meeting of Stockholders dated January 2, 2004, at which our stockholders approved our

  Articles of Amendment and Restatement, a 0.519 for 1 reverse split of our Common Stock and our 2003 Equity Incentive Plan.

Number of common shares eligible to vote: 37,955,813.
Proposal 1:	To approve the Articles of Amendment and Restatement of ARC
For:	28,671,892
Against:	-0-
Abstain	-0-
Proposal 2:	To approve a 0.519 for 1 reverse split of ARC's Common Stock
For:	28,671,892
Against:	-0-
Abstain	-0-
Proposal 3:	To approve the ARC 2003 Equity Incentive Plan
For:	28,671,892
Against:	-0-
Abstain	-0-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

    See Exhibit Index

  (b)
  Reports on Form 8-K:

    On March 24, 2004 we filed a current report on Form 8-K to report under Item 9 Regulation FD Disclosure.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 2004.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
By:	/s/ JOHN G. SPRENGLE John G. Sprengle Vice Chairman, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1*	Articles of Amendment and Restatement of Affordable Residential Communities Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (file number 001-31987)).
3.2*
Amended and Restated Bylaws of Affordable Residential Communities Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (file number 001-31987)).
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

*
Previously filed