Form 10-Q
period 2004-06-30
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2004-08-16
CIK 1265131

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The number of shares of the registrant's Common Stock outstanding at August 16, 2004 was 40,909,923 shares.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

(dollars in thousands except per share and share data)
(unaudited)

	June 30, 2004	December 31, 2003
Assets
Rental and other property, net	$1,603,931	$907,048
Cash and cash equivalents	47,742	26,631
Restricted cash	935	13,669
Tenant, notes and other receivables, net	16,117	8,392
Inventory	2,528	3,878
Loan origination costs, net	14,964	11,921
Loan reserves	28,564	32,414
Goodwill	86,126	86,126
Lease intangibles and customer relationships, net	23,920	11,626
Prepaid expenses and other assets	9,342	24,128

Total assets	$1,834,169	$1,125,833

Liabilities and Stockholders' Equity
Notes payable and preferred interest	$972,699	$789,574
Accounts payable and accrued expenses	42,739	20,174
Tenant deposits and other liabilities	20,003	8,101

Total liabilities	1,035,441	817,849

Minority interest	61,896	42,639

Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, no par value, 5,000,000 shares authorized, 5,000,000 and -0-shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	—
Common stock, $.01 par value, 100,000,000 shares authorized, 40,909,923 and 16,972,738 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	410	170
Additional paid-in capital	791,916	378,018
Unearned compensation	(923)	—
Accumulated other comprehensive income	1,284	—
Retained deficit	(174,963)	(112,843)

Total stockholders' equity	736,832	265,345

Total liabilities and stockholders' equity	$1,834,169	$1,125,833

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2004 AND 2003

(in thousands except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
Rental income	$51,247	$32,905	$91,816	$65,106
Sales of manufactured homes	2,082	7,317	2,833	13,728
Utility and other income	5,904	3,822	10,054	8,056
Net consumer finance interest income	4	—	4	—

Total revenue	59,237	44,044	104,707	86,890

Expenses
Property operations	19,460	11,339	33,001	22,486
Real estate taxes	4,354	2,520	7,851	5,168
Cost of manufactured homes sold	1,861	5,861	2,455	10,789
Retail home sales, finance and insurance	1,763	2,102	2,343	4,470
Property management	1,600	1,382	3,054	2,568
General and administrative	4,304	3,680	19,108	8,050
Initial public offering ("IPO") related costs	—	—	4,417	—
Early termination of debt	—	—	13,427	—
Depreciation and amortization	18,337	12,930	33,997	25,485
Interest expense	12,981	14,630	27,665	28,509

Total expenses	64,660	54,444	147,318	107,525

Interest income	454	404	842	750

Loss before allocation to minority interest	(4,969)	(9,996)	(41,769)	(19,885)
Minority interest	421	1,389	3,484	2,752

Net loss from continuing operations	(4,548)	(8,607)	(38,285)	(17,133)
Income from discontinued operations	—	93	—	239
Minority interest in discontinued operations	—	(13)	—	(33)

Net loss	(4,548)	(8,527)	(38,285)	(16,927)
Preferred stock dividend	(2,578)	—	(3,810)	—

Net loss available to common stockholders	$(7,126)	$(8,527)	$(42,095)	$(16,927)

Loss per share from continuing operations:
Basic loss per share	$(0.17)	$(0.51)	$(1.20)	$(1.01)

Diluted loss per share	$(0.17)	$(0.51)	$(1.21)	$(1.01)

Income per share from discontinued operations:
Basic income per share	$—	$0.01	$—	$0.01

Diluted income per share	$—	$0.01	$—	$0.01

Loss per share from continuing operations:
Loss per common share
Basic loss per share	$(0.17)	$(0.50)	$(1.20)	$(1.00)

Diluted loss per share	$(0.17)	$(0.50)	$(1.21)	$(1.00)

Income per share from discontinued operations:
Common shares outstanding	40,857	16,973	35,045	16,973
Weighted average share / OP unit information:
Common shares issuable upon exchange	2,412	2,726	2,486	2,726

Diluted shares outstanding	43,269	19,699	37,531	19,699

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 and 2003

(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flow from operating activities
Net loss available to common stockholders	$(42,095)	$(16,927)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,997	25,485
Stock grant compensation expense	10,144	—
Preferred stock dividend declared	3,810	—
Minority interest in net loss	(3,484)	(2,752)
IPO related costs	389	—
Early termination of debt	7,100	—
Depreciation and minority interest included in income from discontinued operations	—	251
Changes in operating assets and liabilities, net of acquisitions	9,110	(734)

Net cash provided by operating activities	18,971	5,323

Cash flow from investing activities
Acquisition of Hometown communities	(507,136)	—
Acquisition of communities and manufactured homes	(59,610)	(14,077)
Community improvements and equipment purchases	(10,068)	(7,127)

Net cash used in investing activities	(576,814)	(21,204)

Cash flow from financing activities
Cash flow from IPO
Common stock offering	437,790	—
Preferred stock offering	125,000	—
Common stock offering expenses	(36,813)	—
Preferred stock offering expenses	(5,593)	—
Cash flow from IPO related financing transactions
Debt issued in the financing transactions	500,000	—
Debt paid in the financing transactions	(439,048)	—
Payment of loan origination costs	(8,122)	—
Release of restricted cash	12,278	—
Release of loan reserves	19,089	—
New loan reserves	(14,247)	—
Proceeds from issuance of debt	5,000	29,475
Repayment of debt	(5,690)	(6,186)
Payment of common dividends	(6,474)	—
Payment of preferred dividends	(2,091)	—
Restricted cash	456	(105)
Loan reserves	(992)	5,123
Loan origination costs	(1,589)	(809)

Net cash provided by financing activities	578,954	27,498

Net increase in cash and cash equivalents	21,111	11,617
Cash and cash equivalents, beginning of year	26,631	38,250

Cash and cash equivalents, end of period	$47,742	$49,867

Non-cash financing and investing transactions
Debt assumed in connection with acquisitions	$122,863	$4,294
OP Units issued in connection with acquisitions	33,142	—
Supplemental cash flow information
Cash paid for interest	$28,243	$27,694

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share and homesite data)

1.     Summary of Significant Accounting Policies

Business and Basis of Presentation

        Affordable Residential Communities Inc. (formerly known as ARC IV REIT, Inc.) is a Maryland corporation organized as a real estate investment trust for U.S. federal income tax purposes and is engaged in the acquisition, renovation, repositioning and operation of manufactured home communities, the rental of manufactured homes, the retail sale of manufactured homes and other related businesses. We were organized in July of 1998 and operate primarily through Affordable Residential Communities LP (the "Operating Partnership") and its subsidiaries of which we are the sole general partner and owned approximately 94% at June 30, 2004.

        On February 18, 2004, we completed our initial public offering ("IPO") of 22,250 shares of our common stock at $19.00 per share (excluding 2,259 shares sold by selling stockholders) and 5,000 shares of our preferred stock priced at $25.00 per share. The proceeds net of the underwriting discount to the company from our IPO of common stock and preferred stock were $517.5 million before expenses. On March 17, 2004, we issued 792 shares of common stock pursuant to the underwriters' exercise of their over-allotment option generating net proceeds to the company of $14.0 million. In conjunction with the IPO, we also completed a financing transaction consisting of $500 million of new mortgage debt and the repayment of certain existing indebtedness. (See Note 6).

        With the proceeds from our IPO and the financing transaction, we acquired 87 manufactured home communities from Hometown America, L.L.C. ("Hometown"). We acquired an additional three communities on April 9, 2004 upon the completion of the mortgage debt loan assumption process. The 90 acquired communities are located in 24 states and total 26,406 homesites. The total purchase price for these communities and related assets was approximately $615.3 million including assumed indebtedness with a fair value of $93.1 million. (See Note 2).

        As of June 30, 2004, we owned 342 communities consisting of 71,058 homesites in 31 states (Alabama, Arkansas, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Missouri, Nebraska, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington and Wyoming) with occupancy of 79.6%. Our five largest markets are Dallas-Fort Worth, Texas, with 10.4% of total homesites; Atlanta, Georgia, with 7.1% of total homesites; Salt Lake City, Utah, with 5.0% of total homesites; the Front Range of Colorado, with 4.6% of total homesites; and Jacksonville, Florida, with 3.6% of total homesites. We also conduct a retail home sales business.

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

        In our opinion, the interim financial statements presented herein reflect all adjustments that are necessary to fairly present the interim financial statements and all such adjustments are of a normal and recurring nature. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

        We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that full asset recoverability is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amounts of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a writedown is required. If this review indicates that the asset's carrying amount will not be fully recoverable, we would reduce the carrying value of the assets to their estimated fair value. At June 30, 2004 and 2003, no impairment conditions existed at any of our rental or other properties.

Restricted Stock Grants

        We have included a charge of $10,070 in general and administrative expense for the six months ended June 30, 2004 representing the value of the 530 common shares we granted at February 18, 2004 under our 2003 equity incentive plan that vested at the date of grant. In addition, we granted 95 common shares that vest over five years. We initially recorded the unvested portion of the 95 shares as unearned compensation on the balance sheet and will amortize them ratably over the vesting period. We valued the shares at $19.00 per share, the price at which we sold shares in the IPO.

        We consider the number of vested shares issued under our 2003 equity incentive plan as common stock outstanding and include them in the denominator of our calculation of basic earnings per share. We consider the total number of restricted shares granted under our 2003 equity incentive plan in the denominator of our calculation of diluted earnings per share if they would be dilutive. We return shares forfeited during the periods to the 2003 equity incentive plan as shares eligible for future grants and adjust any compensation expense previously recorded on such shares in the period the forfeiture occurs. During the three months ended June 30, 2004, 43 common shares were forfeited.

Interest and Internal Cost Capitalization

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

Accumulated Other Comprehensive Income

        Amounts recorded in accumulated other comprehensive income represent gains on cash flow hedges which will be marked to market over the life of the debt being hedged.

2.     IPO and Hometown Acquisition

  IPO and Hometown Acquisition

        On February 18, 2004, we completed our IPO of 22,250 shares of our common stock at $19.00 per share (excluding 2,259 shares sold by selling stockholders) and 5,000 shares of our preferred stock priced at $25.00 per share. The proceeds net of underwriting discount to the company from our IPO of common stock and preferred stock was $517.5 million before expenses. On March 17, 2004, we issued 792 shares of common stock pursuant to the underwriters' exercise of their over-allotment option generating net proceeds to the company of $14.0 million. Concurrent with the IPO we also completed the refinancing of $240 million of our mortgage debt and raised an additional $260 million of new mortgage debt. The new mortgage debt is comprised of $215.3 million of 10 year fixed rate debt at an interest cost of 5.53%, $100.7 million of 5 year fixed rate debt at an interest cost of 5.05% and $184.0 million of floating rate debt. (See Note 6). Proceeds from the IPO and new debt were used to purchase the Hometown communities, repay our Rental Home Credit Facility and redeem the Preferred Interest issued by one of our subsidiaries.

Cash purchase price	$522,131
Debt assumed in connection with the acquisition	93,139

Total preliminary purchase price	$615,270

        On February 18, 2004 and subsequent dates thereafter, we acquired 90 manufactured home communities from Hometown. The 90 acquired communities are located in 24 states and include 26,406 homesites. The total purchase price for all the communities we acquired is approximately $615,270 including assumed indebtedness with a fair value of $93,139. We will finalize our purchase price allocation when all acquisition costs are finalized.

        Our preliminary purchase price allocation is:

Land	$89,364
Rental and other property	492,300
Manufactured homes	12,625
Lease intangibles	811
Customer relationships	14,496
Notes receivable	5,674

Total preliminary purchase price allocation	$615,270

        We amortize the lease intangibles on a straight-line basis over the lease term (one year) and the customer relationships on a straight-line basis over the average life of a customer (five years). Accumulated amortization related to the Hometown intangibles acquired was $1,392 at June 30, 2004. Future amortization of the Hometown lease intangibles and customer relationship intangible assets is as follows:

2004	$1,855
2005	3,001
2006	2,899
2007	2,899
2008 and thereafter	3,261

Total	$13,915

        We assumed management of the Hometown communities prior to our completion of the Hometown acquisition pursuant to a management agreement. We hired all Hometown employees actively employed at the Hometown communities on January 1, 2004, with Hometown reimbursing us for the costs associated with such employment until we completed the acquisition.

D. A. M. Portfolio Acquisition

        On June 30, 2004 we acquired 36 manufactured home communities from D.A.M. MASTER ENTITY, L.P. The communities are located in 3 states and include 3,573 homesites. The total purchase price (including the costs of manufactured homes) was approximately $65,503 including assumed indebtedness with a fair value of $29,722. In addition to cash and the assumption of debt, this acquisition was funding through the issuance of new Series "B", "C" and "D" Partnership Preferred Units ("PPU"s) totaling $33,142. The "D" series PPU's totaling $8,000 were redeemed for cash on July 6, 2004. See note 3 for further discussion of the PPUs.

        Our preliminary purchase price allocation is:

Land	$9,225
Rental and other property	55,501
Manufactured homes	803
Customer relationships	52
Other assets/liabilities, net	(78)

Total preliminary purchase price allocation	$65,503

        We have prepared the following unaudited pro forma income statement information as if the Hometown and D.A.M. acquisitions had occurred on January 1, 2003. The pro forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisitions on January 1, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$61,741	$65,981	$122,689	$130,972

Total expenses	$66,744	$70,970	$159,877	$140,782

Interest income	$454	$404	$842	$750

Loss from continuing operations before allocation to minority interest	$(4,549)	$(4,585)	$(36,346)	$(9,060)

Minority interest	$398	$640	$3,182	$1,254

Net loss from continuing operations	$(4,151)	$(3,945)	$(33,164)	$(7,806)

Discontinued operations	$—	$80	$—	$206

Net loss	$(4,151)	$(3,865)	$(33,164)	$(7,600)

Net loss available to common stockholders	$(6,729)	$(3,865)	$(36,974)	$(7,600)

Diluted loss per share	$(0.16)	$(0.23)	$(1.07)	$(0.46)

Diluted shares outstanding	43,269	19,699	37,531	19,699

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

        On February 18, 2004, we completed our IPO of 22,250 shares of our common stock (excluding 2,259 shares sold by selling stockholders). In connection with our IPO, 315 OP Units were converted into common stock. On March 17, 2004, we issued 792 shares of common stock pursuant to the underwriters' exercise of their over-allotment option. At June 30, 2004, we had 40,952 shares of common stock outstanding.

        On June 14, 2004, we declared a quarterly dividend of $0.3125 per share of common stock and OP Units. We paid the total common stock dividend of $13,551 on July 15, 2004 to shareholders of record on June 30, 2004. In addition, on June 14, 2004 we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. The dividend is payable July 30, 2004 to shareholders of record on July 15, 2004. As of June 30, 2004, we had accrued $1,719 of the preferred stock dividend, representing the portion of dividend earned by preferred shareholders through that date.

        At June 30, 2004, minority interest consisted of 2,412 units of limited partnership interest of Affordable Residential Communities LP, our Operating Partnership ("OP Units") that were issued to various limited partners and 1,006 units of Partnership Preferred Units ("PPUs") issued as part of the D.A.M. portfolio acquisition. Each OP Unit issued is paired with 1.9268 shares of our special voting stock (each a "Paired Equity Unit") that allows each OP Unit Holder to vote on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash or at our election, one share of our common stock.

        The PPUs were issued as of June 30, 2004 and consist of Series "B" and Series "C". The Series "B" PPUs, 300 units of which were issued, carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series "B" PPUs can be redeemed for cash after the fifth anniversary of the issuance at the option of the Operating Partnership. Series "B" unit holders can request redemption of their units after the 1st anniversary of their issuance at which time the Partnership must redeem the PPUs or repurchase them with common stock or with cash and a note payable, at the Operating Partnerships option.

        The Series "C" PPUs, 706 units of which were issued, carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series "C" PPUs can be redeemed for cash after the fifth anniversary of the issuance at the option of the Operating Partnership. Series "C" unit holders can request redemption of their units after the two and a half year anniversary of their issuance at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock or with cash and a note payable, at the Operating Partnership's option. Series "B" and "C" units have the same priority as to the payment of distributions.

        As a result of our IPO and the conversion of 315 OP Units into common stock, we have recorded an equity transfer adjustment among stockholders' equity (additional paid-in capital) and minority interest in our Consolidated Balance Sheet to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

        The following summarizes activity of the minority interest in the Operating Partnership:

Minority Interest
(unaudited)
Minority interest at December 31, 2003	$42,639
Minority interest in loss	(3,484)
Transfer to stockholders' equity	(2,401)
Series "B" and "C" PPUs issued June 30, 2004	25,142

Minority interest at June 30, 2004	$61,896

4.     Rental and Other Property, Net

        The following summarizes rental and other property:

	June 30, 2004	December 31, 2003
	(unaudited)	(unaudited)
Land	$224,504	$125,977
Land improvements and buildings	1,309,646	738,807
Manufactured homes and improvements	192,197	136,589
Furniture, equipment and vehicles	9,374	8,896

Subtotal	1,735,721	1,010,269
Less accumulated depreciation	(131,790)	(103,221)

Rental and other property, net	$1,603,931	$907,048

        Land improvements and buildings comprise primarily infrastructure, roads and common area amenities.

        We have capitalized interest and internal costs of $1,709 and $2,358 in the cost of land and building improvements and manufactured home purchases for the three months and six months ended June 30, 2004, respectively.

5.     Acquisitions

        During the six months ended June 30, 2004 and 2003, in addition to the Hometown and D.A.M. portfolio acquisitions, we acquired four and two manufactured home communities, respectively, from unaffiliated third parties for approximately $12,856 in cash in 2004, and $4,746 in cash and $4,294 in assumed debt in 2003. We have accounted for the acquisitions utilizing the purchase method of accounting and, accordingly, we have allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. We allocated the majority of the purchase price to the rental property and intangible assets, including customer relationships and in-place leases.

        The table below summarizes our manufactured home community acquisitions for the period January 2003 through June 2004:

Date	Portfolio	Community	Location	Homesites
Feb-03	NA	Brookshire Village	St. Louis, MO	202
May-03	NA	Twin Parks	Arlington, TX	249
Sep-03	NA	Philbin Estates	Pocatello, ID	180
Feb-04	NA	Weatherly Estates I	Lebanon, TN	270
Feb-04	NA	Weatherly Estates II	Clarksville, TN	131
Feb-04	HTA	100 Oaks	Fultondale, AL	235
Feb-04	HTA	Jonesboro	Jonesboro, GA	75
Feb-04	HTA	Bermuda Palms	Indio, CA	185
Feb-04	HTA	Breazeale	Laramie, WY	117
Feb-04	HTA	Broadmore	Goshen, IN	370
Feb-04	HTA	Butler Creek	Augusta, GA	376
Feb-04	HTA	Camden Point	Kingsland, GA	268
Feb-04	HTA	Carnes Crossing	Summerville, SC	604
Feb-04	HTA	Castlewood Estates	Mableton, GA	334
Feb-04	HTA	Casual Estates	Liverpool, NY	961
Feb-04	HTA	Riverdale	Riverdale, GA	481
Feb-04	HTA	Columbia Heights	Grand Forks, ND	302
Feb-04	HTA	Conway Plantation	Conway, SC	299
Feb-04	HTA	Crestview	Stillwater, OK	238
Feb-04	HTA	Country Village	Jacksonville, FL	643
Feb-04	HTA	Eagle Creek	Tyler, TX	194
Feb-04	HTA	Eagle Point	Marysville, WA	230
Feb-04	HTA	Falcon Farms	Port Byron, IL	215
Feb-04	HTA	Forest Creek	Elkhart, IN	167
Feb-04	HTA	Fountainvue	Lafontaine, IN	120
Feb-04	HTA	Foxhall Village	Raleigh, NC	315
Feb-04	HTA	Golden Valley	Douglasville, GA	131
Feb-04	HTA	Huron Estates	Cheboygan, MI	111
Feb-04	HTA	Indian Rocks	Largo, FL	148
Feb-04	HTA	Knoll Terrace	Corvallis, OR	212
Feb-04	HTA	La Quinta Ridge	Indio, CA	151
Feb-04	HTA	Lakewood	Montgomery, AL	396
Feb-04	HTA	Lakewood Estates	Davenport, IA	180

Feb-04	HTA	Landmark Village	Fairburn, GA	524
Feb-04	HTA	Marnelle	Fayetteville, GA	205
Feb-04	HTA	Oak Ridge	Elkhart, IN	204
Feb-04	HTA	Oakwood Forest	Greensboro, NC	482
Feb-04	HTA	Pedaler's Pond	Lake Wales, FL	214
Feb-04	HTA	Pinecrest Village	Shreveport, LA	446
Feb-04	HTA	Pleasant Ridge	Mount Pleasant, MI	305
Feb-04	HTA	President's Park	Grand Forks, ND	174
Feb-04	HTA	Riverview	Clackamas, OR	133
Feb-04	HTA	Saddlebrook	N. Charleston, SC	425
Feb-04	HTA	Sherwood	Hartford City, IN	134
Feb-04	HTA	Southwind Village	Naples, FL	337
Feb-04	HTA	Springfield Farms	Brookline Sta, MO	290
Feb-04	HTA	Stonegate	Shreveport, LA	157
Feb-04	HTA	Terrace Heights	Dubuque, IA	317
Feb-04	HTA	Torrey Hills	Flint, MI	377
Feb-04	HTA	Twin Pines	Goshen, IN	238
Feb-04	HTA	Villa	Flint, MI	319
Feb-04	HTA	Winter Haven Oaks	Winter Haven, FL	343
Feb-04	HTA	Green Park South	Pelham, AL	421
Feb-04	HTA	Hunter Ridge	Jonesboro, GA	838
Feb-04	HTA	Friendly Village	Lawrenceville, GA	203
Feb-04	HTA	Misty Winds	Corpus Christi, TX	354
Feb-04	HTA	Shadow Hills	Orlando, FL	670
Feb-04	HTA	Smoke Creek	Snellville, GA	264
Feb-04	HTA	Woodlands of Kennesaw	Kennesaw, GA	273
Feb-04	HTA	Sunset Vista	Magna, UT	207
Feb-04	HTA	Sea Pines	Mobile, AL	429
Feb-04	HTA	Woodland Hills	Montgomery, AL	628
Feb-04	HTA	The Pines	Ladson, SC	204
Feb-04	HTA	Shady Hills	Nashville, TN	251
Feb-04	HTA	Trailmont	Goodlettsville, TN	131
Feb-04	HTA	Chisholm Creek	Wichita, KS	254
Feb-04	HTA	Big Country	Cheyenne, WY	251
Feb-04	HTA	Heritage Point	Montgomery, AL	264
Feb-04	HTA	Lakeside	Lithia Springs, GA	103
Feb-04	HTA	Plantation Estates	Douglasville, GA	138
Feb-04	HTA	Green Acres	Petersburg, VA	182
Feb-04	HTA	Lakeside	Davenport, IA	124
Feb-04	HTA	Evergreen Village	Pleasant View, UT	238
Feb-04	HTA	Four Seasons	Fayetteville, GA	214
Feb-04	HTA	Alafia Riverfront	Riverview, FL	96
Feb-04	HTA	Highland	Elkhart, IN	246
Feb-04	HTA	Birchwood Farms	Birch Run, MI	143
Feb-04	HTA	Cedar Terrace	Cedar Rapids, IA	255
Feb-04	HTA	Five Seasons Davenport	Davenport, IA	270
Feb-04	HTA	Silver Creek	Davenport, IA	280
Feb-04	HTA	Encantada	Las Cruces, NM	354
Feb-04	HTA	Royal Crest	Los Alamos, NM	180
Feb-04	HTA	Brookside Village	Dallas, TX	394

Feb-04	HTA	Meadow Glen	Keller, TX	409
Feb-04	HTA	Silver Leaf	Mansfield, TX	145
Mar-04	HTA	Lamplighter Village	Marietta, GA	431
Mar-04	HTA	Shadowood	Acworth, GA	506
Mar-04	HTA	Stone Mountain	Stone Mountain, GA	354
Mar-04	HTA	Marion Village	Marion, IA	486
Mar-04	HTA	Autumn Forest	Brown Summit, NC	299
Mar-04	HTA	Woodlake	Greensboro, NC	308
Mar-04	HTA	Arlington Lakeside	Arlington, TX	233
Apr-04	HTA	Pine Ridge	Sarasota, FL	126
Apr-04	HTA	Cedar Knoll	Waterloo, IA	290
Apr-04	HTA	Mallard Lake	Pontoon Beach, IL	278
Jun-04	NA	Kopper View	West Valley City, UT	61
Jun-04	NA	Overpass Point	Tooele, UT	182
Jun-04	D.A.M.	Pleasant View	Berwick, PA	108
Jun-04	D.A.M.	Brookside	Berwick, PA	171
Jun-04	D.A.M.	Beaver Run	Linkwood, MD	118
Jun-04	D.A.M.	Carsons	Chambersburg, PA	130
Jun-04	D.A.M.	Chelsea	Sayre, PA	85
Jun-04	D.A.M.	Collingwood	Horseheads, NY	101
Jun-04	D.A.M.	Crestview	Sayre, PA	98
Jun-04	D.A.M.	Valley View in Danboro	Danboro, PA	231
Jun-04	D.A.M.	Valley View in Ephrata	Ephrata, PA	149
Jun-04	D.A.M.	Frieden	Schuylkill Haven, PA	192
Jun-04	D.A.M.	Green Acres	Chambersburg, PA	24
Jun-04	D.A.M.	Gregory Courts	Honey Brook, PA	39
Jun-04	D.A.M.	Valley View in Honey Brook	Honey Brook, PA	146
Jun-04	D.A.M.	Huguenot	Port Jervis, NY	166
Jun-04	D.A.M.	Maple Manor	Taylor, PA	316
Jun-04	D.A.M.	Monroe Valley	Jonestown, PA	44
Jun-04	D.A.M.	Moosic Heights	Avoca, PA	152
Jun-04	D.A.M.	Mountaintop	Narvon, PA	39
Jun-04	D.A.M.	Pine Haven	Blossvale, NY	130
Jun-04	D.A.M.	Sunny Acres	Somerset, PA	207
Jun-04	D.A.M.	Suburban	Greenburg, PA	202
Jun-04	D.A.M.	Blue Ridge	Conklin, NY	69
Jun-04	D.A.M.	Chambersburg I&II	Chambersburg, PA	100
Jun-04	D.A.M.	Hideaway	Honey Brook, PA	40
Jun-04	D.A.M.	Kintner	Vestal, NY	55
Jun-04	D.A.M.	Martins	Nottingham, PA	60
Jun-04	D.A.M.	Nichols	Phoenixville, PA	10
Jun-04	D.A.M.	Scenic View	East Earl, PA	18
Jun-04	D.A.M.	Shady Grove	Atglen, PA	40
Jun-04	D.A.M.	Valley View in Blandon	Fleetwood, PA	30
Jun-04	D.A.M.	Valley View in Morgantown	Morgantown, PA	23
Jun-04	D.A.M.	Valley View in Tuckerton	Reading, PA	74
Jun-04	D.A.M.	Valley View in Wernersville	Wernersville, PA	29
Jun-04	D.A.M.	Pine Terrace	Schuylkill Haven, PA	25

        During the six months ended June 30, 2004 and 2003, we also acquired 2,637 and 455 manufactured homes from unaffiliated third parties for $44,856 and $9,331, respectively, including related setup costs.

6.     Notes Payable

        The following table sets forth certain information regarding our debt:

	June 30, 2004	December 31, 2003
	(unaudited)	(unaudited)
Senior fixed rate mortgage due 2012, 7.35% per annum	$305,361	$306,767
Senior fixed rate mortgage due 2014, 5.53% per annum	214,673	—
Senior fixed rate mortgage due 2009, 5.05% per annum	100,343	—
Senior variable rate mortgage due 2006, LIBOR plus 3.00% per annum (4.24% at June 30, 2004)	184,011	—
Senior variable rate mortgage due 2005, LIBOR plus 2.85% per annum (3.97% at December 31, 2003)	—	188,033
BFND credit facility due 2005, LIBOR plus 3.00% per annum (4.12% at December 31, 2003)	—	52,414
Various individual fixed rate mortgages monthly principal and interest payments of $52,184, with a balloon due 2004 through 2031, averaging 7.31% per annum	165,102	43,283
Preferred interest due 2005, 14.0% per annum	—	170,000
Rental home credit facility due 2010, LIBOR plus 4.7% per annum (5.82% at December 31, 2003)	—	24,055
Floorplan lines of credit	2,122	3,897
Other loans due 2005	1,087	1,125

	$972,699	$789,574

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

Senior Variable Rate Mortgage Due 2006

        We entered into the Senior Variable Rate Mortgage due 2006 of $184,011 on February 18, 2004, in connection with the completion of our IPO, the financing transaction and the Hometown acquisition. This mortgage facility is an obligation of certain real property subsidiaries of our operating partnership and is collateralized by 44 manufactured home communities owned by these subsidiaries. The Senior Variable Rate Mortgage bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR rate (4.24% at June 30, 2004) and will mature in February 2006. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage for three additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375%, respectively, of the principal balance outstanding. We purchased interest rate caps to limit our interest costs in the event of increases in one-month LIBOR above 5.00%, and will also purchase such caps for any extensions. We will incur an exit fee equal to 0.50% of the loan amount payable upon any repayment of the principal amount of the loan. The exit fee will be subject to reduction by an amount equal to 0.50% of the principal amount of any first mortgage loans provided by the lenders to refinance the Senior Variable Rate Mortgage due 2006. Pursuant to the terms of the Senior Variable Rate Mortgage, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. We may repay the Senior Variable Rate Mortgage subject to payment of a LIBOR based yield maintenance prepayment penalty of the product of 0.25%, the number of payment dates remaining to maturity and the amount being repaid for prepayments made in months one through twelve and a prepayment fee of 1% for prepayments made in months 13 to 24.

Senior Variable Rate Mortgage Due 2005

        We entered into the Senior Variable Rate Mortgage on May 2, 2002. It was an obligation of one of our subsidiaries and was collateralized by 71 manufactured home communities. The floating rate debt bore interest at a variable rate calculated as the one-month LIBOR rate plus 2.85% (3.97% as of December 31, 2003), amortized over 30 years and would have matured on May 2, 2005.

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

Various Individual Fixed Rate Mortgages

        We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition as follows:

  a)
  Mortgages assumed as part of individual property purchases. These notes total approximately $42,910, mature from 2006 through 2028 and have an average effective interest rate of 7.70%.

  b)
  Mortgages assumed in conjunction with the Hometown acquisition. These notes total approximately $92,470, mature from 2004 through 2031, carry an average effective interest rate of 5.28% and had a fair market value at the time of assumption of $93,139. These mortgages are secured by specific manufactured home communities and subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage.

  c)
  Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $28,358, mature in 2008, carry an average effective annual interest rate of 7.18% and had a fair market value at the time of assumption of $29,722. These mortgage are secured by specific manufactured home communities.

Senior Revolving Credit Facility

        We entered into the senior revolving credit facility on February 18, 2004, that has a total commitment of $125 million, and an initial term of three years. No amounts were outstanding at June 30, 2004. The facility is an obligation of our Operating Partnership, is secured by 40 communities owned by a real property subsidiary of our Operating Partnership, our rental homes, and certain other assets, and borrowings under the facility are limited by specified borrowing base requirements related to the value of the assets securing the facility. The interest rate on borrowings under the facility is variable and will be determined at the time the advance is made, at a spread of between 1.375% and 2.50% over the then-current base rate of Citibank, N.A. or a spread of between 2.375% and 3.50% over then-current LIBOR, with the actual spread being determined within the specified range based upon the borrower's then-current leverage ratio. The facility contains customary affirmative and negative covenants, including covenants imposing limitations on the ability of the borrower and the company to make distributions to OP unit holders and stockholders if certain cash flow, leverage and debt service coverage requirements are not met.

        In August we cancelled the revolving credit facility and obtained a commitment for a revolving credit mortgage facility for borrowings of up to $85 million. We expect this mortgage loan will be an obligation of a subsidiary of our Operating Partnership and will be secured by the same 40 communities that secured the revolving credit facility as well as additional communities acquired subsequent to the IPO. Advances under this mortgage loan will be limited by borrowing base requirements related to the value and cash flow of the communities securing the loan. We expect that this mortgage loan will bear interest at one month LIBOR plus 2.95% (4.55% at August 13, 2004) and have an initial term of one year. We expect to incur a commitment fee of 0.5% at closing and an origination fee of 0.5% payable with each advance. The commitment of the lender to complete the revolving credit mortgage facility loan is subject to negotiation of definitive documentation and there is no assurance that the revolving credit mortgage facility will be completed.

Retail Home Sales and Consumer Finance Debt Facility

        We entered into the retail home sales and consumer finance debt facility on February 18, 2004, that has a total commitment of $225 million and a term of four years. This facility is an obligation of a subsidiary of our Operating Partnership and will be secured by manufactured housing conditional sales contracts. Advances under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility. The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR rate (4.24% at June 30, 2004). This facility will include customary affirmative and negative covenants, including minimum GAAP tangible net worth and maximum leverage covenants. Upon the initial drawing under this facility, we will pay a commitment fee of 1.00% on the committed amount and additional annual commitment fees payable on each anniversary of the closing. Advances under the facility will be subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

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

Floorplan Lines of Credit

        Through our retail home sales subsidiary, we have two lines of credit that provide borrowings secured by manufactured homes in inventory. Repayment is due upon sale of the related manufactured home. They bear interest that ranges from the prime rate plus 1.90% to the prime rate plus 3.75% (8.00% at June 30, 2004). Curtailment payments are required for unsold homes beginning on the 121+ day to 571+ day range depending on the type of home being financed. The required payment is generally 3% of the home's original invoice and is paid monthly. Either party may terminate the floorplan lines of credit upon 30 days written notice. A portion of our existing new inventory is collateral for the floor plan line of credit.

        In August we obtained a commitment to amend our floor plan lines of credit to provide borrowings of up to $50 million, secured by manufactured homes in inventory. Under the amended line of credit, the lender would advance 90% of the cost of manufactured homes for up to $40 million in advances, with the remaining $10 million in advances made at 75% of costs. Repayment will be due upon sale or lease of the related manufactured home. We expect that the advances under the amended line of credit will bear interest ranging from the prime rate plus .75% to the prime rate plus 4.00%, depending upon the length of time each advance has been outstanding (5.00% to 8.25% as of August 14, 2004). Monthly curtailment payments will be required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home's original invoice depending on the type of home and the number of months since the home's purchase. The amended line of credit will require our Operating Partnership to maintain a minimum tangible net worth of $500 million, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15 million. The line of credit is subject to a commitment fee of $250, an unused line fee of .25% per annum and a termination fee of 3.00% to 1.00% for termination in years one to three, respectively. Completion of the amended floor plan line of credit is subject to certain conditions, including negotiation of definitive documents and there is no assurance that the amended floor plan line of credit will be completed.

7.     Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net loss from continuing operations	$(4,548)	$(8,607)	$(38,285)	$(17,133)
Less: preferred stock dividend	(2,578)	—	(3,810)	—

Net loss from continuing operations available to common stockholders	$(7,126)	$(8,607)	$(42,095)	$(17,133)
Weighted average common shares outstanding	40,857	16,973	35,045	16,973

Basic loss per share from continuing operations	$(0.17)	$(0.51)	$(1.20)	$(1.01)

Net loss available to common stockholders	$(7,126)	$(8,527)	$(42,095)	$(16,927)
Weighted average common shares outstanding	40,857	16,973	35,045	16,973

Basic loss per share	$(0.17)	$(0.50)	$(1.20)	$(1.00)

Net loss from continuing operations	$(4,548)	$(8,607)	$(38,285)	$(17,133)
Less minority interest in losses	(421)	(1,389)	(3,484)	(2,752)
Less: preferred stock dividend	(2,578)	—	(3,810)	—

Net loss from continuing operations before allocation to minority interest	$(7,547)	$(9,996)	$(45,579)	$(19,885)

Diluted loss per share from continuing operations	$(0.17)	$(0.51)	$(1.21)	$(1.01)

Net loss available to common stockholders	$(7,126)	$(8,527)	$(42,095)	$(16,927)
Less minority interest in losses	(421)	(1,376)	(3,484)	(2,719)

Net loss before allocation to minority interest	$(7,547)	$(9,903)	$(45,579)	$(19,646)

Diluted loss per share	$(0.17)	$(0.50)	$(1.21)	$(1.00)

Weighted average common shares outstanding	40,857	16,973	35,045	16,973
Weighted average OP Units outstanding	2,412	2,726	2,486	2,726

Weighted average common shares and OP Units	43,269	19,699	37,531	19,699

        We have excluded warrants and unvested restricted shares from diluted loss per share as they would be antidilutive.

8.     Property Operations Expense

        During the three months and six months ended June 30, 2004 and 2003, we incurred property operations expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Utilities and telephone	$7,620	$4,308	$13,056	$8,920
Salaries and benefits	5,807	3,099	10,181	6,171
Repairs and maintenance	2,816	1,805	4,432	3,150
Insurance	901	511	1,509	1,168
Bad debt expense	697	490	1,236	1,060
Advertising	274	223	538	431
Other operating expenses	1,345	903	2,049	1,586

	$19,460	$11,339	$33,001	$22,486

9.     Retail Home Sales, Finance, Insurance and Other Operations Expenses

        During the three months and six months ended June 30, 2004 and 2003, we incurred retail home sales, finance, insurance and other operations expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Utilities and telephone	$14	$88	$36	$178
Salaries and benefits	791	1,475	1,223	2,811
Repairs and maintenance	96	222	263	427
Insurance	73	26	76	69
Bad debt expense	10	1	10	11
Advertising	154	137	208	258
Other operating expenses	625	153	527	716

	$1,763	$2,102	$2,343	$4,470

10.   General and Administrative Expenses

        During the three months and six months ended June 30, 2004 and 2003, we incurred general and administrative expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Salaries and benefits(a)	$2,533	$2,020	$15,284	$4,918
Travel	509	477	1,076	821
Professional services	499	569	1,160	1,106
Insurance	141	98	385	206
Rent	87	230	260	440
Other administrative expenses	535	286	943	559

	$4,304	$3,680	$19,108	$8,050

(a)
Six months ended June 30, 2004 includes $10,070 incurred in conjunction with the IPO in which we granted 530 shares of restricted stock that vested immediately. (See Note 1).

11.   Discontinued Operations

        In September 2003, we sold our Sunrise Mesa Community located in Apache Junction, Arizona for $15,000 and recorded a gain of $3,333 after giving effect to net assets sold of $11,546 and closing costs of $121. In connection with the sale, we repaid $10,259 of our senior variable rate mortgage indebtedness due 2005 related to this community. We have included in discontinued operations $423 and $926 of revenue for the three months and six months ended June 30, 2003 previously included in revenue for the real estate segment.

12.   Commitments and Contingencies

        In the normal course of business, from time to time we are involved in legal actions relating to the ownership and operations of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions will not have a material adverse effect on our financial position or our results of operations or liquidity.

13.   Segment Information

        We operate in three business segments—real estate, retail home sales and finance, and insurance. A summary of our business segments is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenue
Real estate	$56,780	$36,329	$101,353	$72,037
Retail home sales and finance	2,101	7,385	2,855	13,956
Insurance	68	329	202	727
Corporate and other	288	1	297	170

	$59,237	$44,044	$104,707	$86,890

Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	$23,813	$13,866	$40,837	$27,654
Retail home sales and finance	3,133	7,725	4,067	14,611
Insurance	104	333	274	636
Corporate and other	388	(102)	472	12

	$27,438	$21,822	$45,650	$42,913

Net segment income(a)
Real estate	$32,967	$22,463	$60,516	$44,383
Retail home sales and finance	(1,032)	(340)	(1,212)	(655)
Insurance	(36)	(4)	(72)	91
Corporate and other	(100)	103	(175)	158

	$31,799	$22,222	$59,057	$43,977

Property management expense	$1,600	$1,382	$3,054	$2,568

General and administrative expense	$4,304	$3,680	$19,108	$8,050

IPO related costs	$—	$—	$4,417	$—

Early termination of debt	$—	$—	$13,427	$—

Interest expense
Real estate	$12,745	$14,441	$27,370	$28,143
Retail home sales and finance	33	164	(31)	315
Insurance	—	—	—	—
Corporate and other	203	25	326	51

	$12,981	$14,630	$27,665	$28,509

Amortization expense	$2,658	$1,951	$4,863	$4,205

Depreciation expense
Real estate	$15,870	$10,585	$29,232	$20,758
Retail home sales and finance	13	88	19	178
Insurance	2	5	3	8
Corporate and other	(206)	301	(120)	336

	$15,679	$10,979	$29,134	$21,280

Interest income	$454	$404	$842	$750

Loss before allocation to minority interest	$(4,969)	$(9,996)	$(41,769)	$(19,885)

Minority interest	$421	$1,389	$3,484	$2,752

Net loss from continuing operations	$(4,548)	$(8,607)	$(38,285)	$(17,133)

Income from discontinued operations	$—	$80	$—	$206

Net loss	$(4,548)	$(8,527)	$(38,285)	$(16,927)

Preferred stock dividend	$(2,578)	$—	$(3,810)	$—

Net loss available to common stockholders	$(7,126)	$(8,527)	$(42,095)	$(16,927)

Identifiable assets
Real estate	$1,733,514	$1,115,006	$1,733,514	$1,115,006
Retail home sales and finance	8,352	5,134	8,352	5,134
Insurance	830	1,223	830	1,223
Corporate and other	91,473	26,212	91,473	26,212

	$1,834,169	$1,147,575	$1,834,169	$1,147,575

Notes payable and preferred interest
Real estate	$969,490	$772,446	$969,490	$772,446
Retail home sales and finance	2,122	7,370	2,122	7,370
Insurance	—	—	—	—
Corporate and other	1,087	1,162	1,087	1,162

	$972,699	$780,978	$972,699	$780,978

(a)
Net segment income represents total revenues less expenses for property operations, real estate taxes, cost of manufactured homes sold and retail home sales, finance, insurance and other operations. Net segment income is a measure of the performance of the properties before the effects of the following expenses: property management, general and administrative, IPO related costs, depreciation, amortization, and interest expense.

14.   Subsequent Events

        On July 20, 2004, we completed the acquisition of the Western Mobile Estates manufactured home community located in West Valley City, Utah, comprising 145 homesites. The total purchase price of $3,800 included $3,759 in seller financing.

        On May 14, 2004, we entered into an agreement to sell three communities, Sea Pines, Camden Point and Butler Creek, to an unaffiliated third party for a total sales price of $5,900 subject to the buyer's completion of due diligence. On August 16, 2004, the prospective buyer terminated the sale agreement under the terms of the contract. We expect to sell these communities at a later date although there can be no assurance that we will do so.

        In July we entered into a real estate auction agreement to sell twelve communities. The auction is presently scheduled for September, resulting in closings of the sale transactions during the fourth quarter of 2004. There can be no assurance that these will be completed.

        In August we cancelled the senior revolving credit facility and obtained commitments for a revolving credit mortgage facility for borrowings up to $85 million and an amendment to our existing floorplan line of credit to provide for borrowings up to $50 million. Each of these commitments is subject to certain conditions, including negotiation of difinitive documents, and there is no assurance that the revolving credit mortgage facility or the amended floor- plan line of credit will close. (See note 6).

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

GENERAL STRUCTURE OF THE COMPANY AND RECENT DEVELOPMENTS

        We are a fully integrated, self-administered and self-managed equity REIT focused primarily on the acquisition, renovation, repositioning and operation of all-age manufactured home communities. We also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners' insurance and other related insurance products. We conduct substantially all of our activities through our operating partnership, of which we are the sole general partner and in which we hold an approximate 94% ownership interest.

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

        On February 18, 2004, we completed our initial public offering. We issued 24.5 million shares of common stock at $19.00 per share in which selling shareholders offered 2.3 million shares. On March 18, 2004, our underwriters exercised their over-allotment option to purchase 0.8 million shares of common stock at $19.00 per share. Concurrent with the IPO, we raised $125 million of gross proceeds through the issuance of 5.0 million shares of Series A Cumulative Redeemable Preferred Stock.

        In connection with the IPO we completed the following additional transactions:

  •
  The acquisition of 90 communities from Hometown America for approximately $615.3 million comprising 26,406 homesites. This includes eleven communities acquired post-closing upon the completion of the loan assumption process, with the final three loan assumptions completed on April 9, 2004.

  •
  A financing transaction totaling $500 million comprised of $215.3 million of 10 year fixed rate mortgage debt with an interest rate of 5.53%, $100.7 million of 5 year fixed rate mortgage debt with an interest rate of 5.05% and $184.0 million of 2 year floating rate mortgage debt. We used the proceeds to repay certain indebtedness and to fund a portion of the Hometown acquisition.

  •
  The closing of a $250 million finance facility to support our in-community home sales and in-community finance programs. The facility consists of two funding components: (i) a $225 million four-year facility to fund consumer loans and (ii) a commitment for a $25 million facility to fund for-sale home inventory, undrawn at this time.

On June 30, 2004 we acquired 36 manufactured home communities from the D.A.M. MASTER ENTITY, L.P. The communities are located in 3 states and include 3,573 homesites. The total purchase price (including the costs of manufactured homes) was approximately $65,503 including assumed indebtedness with a fair value of $29,722.

OVERVIEW OF RESULTS

        For the three months ended June 30, 2004, funds from operations available to common stockholders (FFO) was $9.3 million. For the three months ended June 30, 2004, net loss available to common stockholders was $7.1 million or $0.17 per share as compared to a net loss available to common stockholders of $8.5 million or $0.50 per share for the three months ended June 30, 2003. On a same community basis, revenue in our real estate segment was up 2.0% to $36.8 million from $36.1 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Same community expenses increased 9.8% to $15.1 million from $13.8 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. As a result, same communities real estate net segment income decreased 2.8% to $21.6 million from $22.3 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

        For the six months ended June 30, 2004, funds from operations available to common stockholders (FFO) was $(12.4) million. For the six months ended June 30, 2004, net loss available to common stockholders was $42.1 million or $1.21 diluted loss per share as compared to a net loss available to common stockholders of $16.9 million or $1.00 per share for the six months ended June 30, 2003. Our results in the six months ended June 30, 2004 reflect the inclusion of one-time charges of $27.9 million related to our IPO, acquisition of certain assets from Hometown America LLC and the repayment of certain indebtedness. On a same community basis, revenue in our real estate segment was up 2.8% to $73.7 million from $71.7 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Same community expenses increased 6.1% to $29.2 million from $27.6 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As a result, same communities real estate net segment income increased 0.1% to $44.4 million from $44.1 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. See FFO and Real Estate Net Segment Income included hereinafter in this section for definitions of FFO and real estate net segment income and for reconciliations of real estate net segment income to net loss $42.1 million, the most directly comparable GAAP measures.

        Our results for the six months of 2004 were impacted by a series of one-time charges totaling $27.9 million related to our recent activities. The primary components of the charges include: (i) restricted stock grant of $10.1 million, (ii) write-off of loan origination costs and exit fees associated with the repayment of indebtedness of $13.4 million and (iii) IPO related costs of $4.4 million. These costs will not impact future reporting periods.

        Total portfolio occupancy averaged 79.8% and 80.5% for the three months and six months ended June 30, 2004 respectively. Average occupancy for same communities decreased from 86.9% for the three months ended June 30, 2003 to 82.5% for the three months ended June 30, 2004. For the six months ended June 30, total average portfolio occupancy decreased from 87.1% in 2003 to 80.5% in 2004. The decreases are due mainly to lenders moving repossessed homes out of the communities, the lack of available chattel lending and to the HTA acquisition.

        As of December 31, 2003, the ARC and Hometown communities had occupancy of 83.3% and 75.3%, respectively, or 80.1% on a combined basis. At the end of June 30, 2004, the ARC, Hometown and D.A.M. communities had occupancy of 81.3%, 75.4% and 91.6%, respectively, or 79.6% on a combined basis.

        The following additional factors are impacting our occupancy:

  •
  Approximately 322 and 677 repossessed homes were moved out of the ARC communities, not including the Hometown communities, by finance companies during the three months and six months ended June 30, 2004.

  •
  At quarter end we had approximately 1,189 repossessed homes in our communities representing 1.6% of our total homesites and 2.2% of homeowner occupied homesites.

  •
  We experienced approximately 24% fewer repossessions in the three months ended June 30, 2004 compared to the three months end June 30, 2003. For the six months ended June 30, 2004 we experienced approximately 25% fewer repossessions compared to the same period in 2003.

  •
  We have entered into consignment agreements with finance companies to market their repossessed homes located in our communities that we anticipate will result in a reduction in the number of repossessed homes moving out of the communities.

  •
  New customer move ins for the second quarter of 2004 were 1,779, an increase of 161 for the same period in 2003. In the second quarter 2004 we had 128 home sales.

  •
  Homeowner move outs for the second quarter of 2004 were 412 excluding the Hometown communities as compared to 369 for the same period in 2003. Home renter move outs for the second quarter of 2004 were 1,161 excluding the Hometown communities as compared to 834 for the second quarter of 2003. The 2004 home renter move outs was impacted by the larger number of rental homes. Move out activity at the Hometown communities totaling 445 was attributable to the enforcement of the company's rules and regulations.

        During the six months ended June 30, 2004, we ordered 2,108 new homes, of which 1,508 have been delivered. On June 30, 2004, our total home inventory was 8,522 homes, including the approximately 1,100 homes acquired in the Hometown acquisition.

        We expect increased sales and leasing activity in the coming months due to our focus on affordable price points, increased training and marketing and the availability of chattel financing through our finance program. In the three months and six months ended June 30, 2004 we sold 128 and 155 manufactured homes from our home inventory, respectively, and funded 31 home loans in the second quarter of 2004.

OTHER DEVELOPMENTS

        On July 20, 2004, we completed the acquisition of the Western Mobile Estates manufactured home community located in West Valley City, Utah, comprising 145 homesites. The total purchase price of $3,800 included $3,759 in seller financing.

        We have entered into an agreement to sell three communities -Sea Pines, Camden Point and Butler Creek- to an unaffiliated third party for a total sales price of $5,900 subject to the buyer's completion of due diligence. On August 16, 2004, the prospective buyer terminated the sale agreement under the terms of the contract. We expect to sell these communities at a later date although there can be no assurance that we will do so.

        In July we entered into a real estate auction agreement to sell twelve communities. The auction is presently scheduled for September, resulting in closings of the sale transactions during the fourth quarter of 2004. There can be no assurance that these will be completed.

        We may also sell additional communities that are located in markets where we do not have sufficient concentration, that do not have long-term prospects meeting our return and growth objectives or that have high enough sales proceeds as to enhance shareholder value through redeployment of proceeds. We have not entered into any specific plans at this time, however, and there can be no assurance that we will complete any of such community sales.

        In August we cancelled the senior revolving credit facility and obtained commitments for a revolving credit mortgage facility for borrowings up to $85 million and an amendment to our existing floorplan line of credit to provide for borrowings up to $50 million. Each of these commitments is subject to certain conditions, including negotiation of definitive documents, and there is no assurance that the revolving credit mortgage facility or the amended floor-plan line of credit will close. (See note 6 of the financial statements).

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

        With respect to our occupancy programs, our primary tools are (i) our rental home program, including our lease with option to purchase program (ii) our for-sale inventory and (iii) our consumer finance program. Our focus is to utilize our community managers, leasing managers and district level marketing managers to make (i) cash sales of vacant used homes, used rental homes coming off lease and newly purchased repossessions, (ii) home leases with option to purchase, and (iii) standard home leases. Through Enspire, our in-community sales and finance company, we are focusing on sale of new and used home sales at price greater than $15,000.

        With respect to property management, we have expanded our district management infrastructure from seven districts to 12 districts to reflect the increase of approximately 30,000 homesites to our overall portfolio. Our integration priorities for the portfolio include our human resources, training, IT systems and capital expenditure projects. Through the present time, we have replaced a majority of the community managers from the acquired Hometown communities causing delays in driving our occupancy programs.

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

        We expect to increase rents in approximately 90% of our communities in 2004, including the Hometown communities. Approximately 90% of these increases have been implemented. Our average rent increase has been approximately 3.8%.

THE PROPERTIES

        As of June 30, 2004, our portfolio consisted of 342 manufactured home communities comprising 71,058 homesites located in 31 states and 86 markets, generally oriented toward all-age living. Our five largest markets are Dallas-Fort Worth, Texas, with 10.4% of total homesites; Atlanta, Georgia, with 7.1% of total homesites; Salt Lake City, Utah, with 5.0% of total homesites; the Front Range of Colorado, with 4.6% of total homesites; and Jacksonville, Florida, with 3.6% of total homesites.

        As of June 30, 2004, our communities had an occupancy rate of 79.6%, and the average monthly rental income per occupied homesite was $316. Leases for homeowners are generally month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

        The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of June 30, 2004.

				Rental Income Per Occupied Homesite Per Month(3)
		Percentage of Total Homesites	Occupancy
Market(1)	Number of Total Homesites(2)
			06/30/04	06/30/04(4)
Dallas—Ft. Worth, TX	7,369	10.4%	76.0%	$351
Atlanta, GA	5,074	7.1%	83.1%	325
Salt Lake City, UT	3,553	5.0%	91.0%	347
Front Range of CO	3,301	4.6%	89.2%	423
Jacksonville, FL	2,525	3.6%	81.2%	328
Kansas City—Lawrence—Topeka, MO—KS	2,436	3.4%	88.9%	277
Wichita, KS	2,315	3.3%	65.5%	283
St. Louis, MO—IL	2,159	3.0%	82.1%	286
Orlando, FL	1,996	2.8%	87.1%	328
Oklahoma City, OK	1,911	2.7%	78.5%	301
Greensboro—Winston Salem, NC	1,416	2.0%	69.2%	259
Davenport—Moline—Rock Island, IA—IL	1,410	2.0%	84.7%	262
Montgomery, AL	1,288	1.8%	53.3%	188
Charleston—North Charleston, SC	1,233	1.7%	76.5%	232
Elkhart—Goshen, IN	1,225	1.7%	79.4%	313
Inland Empire, CA	1,223	1.7%	89.4%	406
Nashville, TN	1,134	1.6%	71.1%	267
Southeast Florida	1,124	1.6%	95.7%	476
Raleigh—Durham—Chapel Hill, NC	1,095	1.5%	81.4%	324
Syracuse, NY	1,091	1.5%	62.0%	347

Subtotal—top 20 Markets	44,878	63.2%	80.3%	328
All Other Markets	26,180	36.8%	78.3%	295

Total / Weighted Average	71,058	100.0%	79.6%	$316

(1)
Markets are defined by our management.

(2)
Results as of and for the six months ended June 30, 2004 reflect acquisitions made during the year.

(3)
Rental Income is defined as homeowner rental income, home renter rental income and other rental income reduced by move-in bonuses and rent concessions.

(4)
For communities acquired during the quarter, weighted average all-in rent (homesite rent and home rent) was used as a proxy for "Rental Income Per Occupied Homesite Per Month."

COMMUNITIES

        The following table presents certain information relative to our real estate segment as of and for the three months ended June 30, 2004 and 2003. "Same Communities" reflects information for all communities owned by us at both January 1, 2003 and June 30, 2004. "Same Communities" does not include the Hometown acquisition, the D.A.M. portfolio acquisition nor the seven other communities comprising 1,275 homesites that we acquired subsequent to January 1, 2003.

	Same Communities(4)		Real Estate Segment(4)
	2004	2003	2004	2003
For the three months ended June 30:
Average total homesites	39,804	39,788	68,023	40,115
Average total rental homes	6,793	5,065	8,293	5,075
Average occupied homesites—homeowners	27,546	30,333	48,176	30,618
Average occupied homesites—rental homes	5,311	4,226	6,074	4,231

Average total occupied homesites	32,857	34,559	54,250	34,849
Average occupancy—rental homes	78.2%	83.4%	73.2%	83.4%
Average occupancy—total	82.5%	86.9%	79.8%	86.9%
For the three months ended June 30:
Real estate revenue
Homeowner rental income	$23,621	$24,396	$40,268	$24,573
Home renter rental income	9,411	8,251	10,620	8,322
Other	145	10	359	10

Rental income	33,177	32,657	51,247	32,905
Utility and other income	3,599	3,399	5,533	3,424

Total real estate revenue	36,776	36,056	56,780	36,329

Real estate expenses
Property operations expenses	$12,153	$11,253	$19,460	$11,339
Real estate taxes	2,978	2,525	4,353	2,527

Total real estate expenses	15,131	13,778	23,813	13,866

Real estate net segment income(5)	$21,645	$22,278	$32,967	$22,463

Average monthly real estate revenue per total occupied homesite(1)	$373	$348	$349	$347

Average monthly homeowner rental income per homeowner occupied homesite(2)	$286	$268	$279	$268

Average monthly real estate revenue per total homesite(3)	$308	$302	$278	$302

As of June 30:
Total communities owned	209	209	342	211
Total homesites	39,804	39,804	71,058	40,255
Occupied homesites	32,580	34,427	56,587	34,818
Total rental homes owned	6,925	5,203	8,522	5,213
Occupied rental homes	5,335	4,411	6,139	4,416

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

	Three Months Ended June 30,
	Same Communities				As Reported
	2004		2003		2004	2003
	(dollars in thousands)
Net segment income:
Real estate	$21,645	(a)	$22,278	(a)	$32,967	$22,463
Retail home sales and finance	—	(b)	—	(b)	(1,032)	(340)
Insurance	(36)		(4)		(36)	(4)
Corporate and other	(100)		103		(100)	103

	21,509		22,377		31,799	22,222
Other expenses:
Property management	1,000	(c)	1,382		1,600	1,382
General and administrative	4,275	(d)	3,680		4,304	3,680
Initial public offering ("IPO") related costs	—		—		—	—
Early termination of debt	—		—		—	—
Depreciation and amortization	12,480	(e)	12,895	(e)	18,337	12,930
Interest expense	10,170	(f)	14,559	(f)	12,981	14,630

Total other expenses	27,925		32,516		37,222	32,622

Interest income	357	(g)	404		454	404

Loss before allocation to minority interest	(6,059)		(9,735)		(4,969)	(9,996)
Minority interest	338	(h)	1,353	(h)	421	1,389

Net loss from continuing operations	(5,721)		(8,382)		(4,548)	(8,607)
Income from discontinued operations	—		—		—	93
Minority interest in discontinued operations	—		—		—	(13)

Net loss	(5,721)		(8,382)		(4,548)	(8,527)
Preferred stock dividend	—		—		(2,578)	—

Net loss available to common stockholders	$(5,721)		$(8,382)		$(7,126)	$(8,527)

(a)
Same communities real estate net segment income excludes results of communities acquired in the Hometown and other acquisitions after January 1, 2003 and the community sold before June 30, 2004.

(b)
Excludes segment results as a result of the restructuring in September 2003 in which we closed all stand-alone retail stores existing on January 1, 2003 at which time we had no significant in-community sales operations.

(c)
Excludes additional property management expenses incurred in connection with the Hometown acquisition.

(d)
Excludes restricted stock expenses of $29 recognized in connection with the IPO and vested in the three months ended June 30, 2004.

(e)
Excludes the following costs recognized in the Hometown and other acquisitions:

	Depreciation of rental and other property and manufactured homes acquired	$4,536	$33
	Amortization of lease intangibles and customer relationships acquired	1,321	2

		$5,857	$35

(f)	Excludes the pro rata portion of interest expense on mortgage loans secured by properties acquired in the Hometown and other acquisitions	$2,811	$71

(g)
Excludes interest earned on additional cash received in connection with the IPO, the financing transaction and the Hometown acquisition.

(h)
Minority interest computed at the same rate as reflected in "as reported results".

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

        Overview.    Our results for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 include the operations of the 90 communities acquired from Hometown comprising 26,406 homesites acquired in 2004 and, accordingly, are not included in our operations for the second quarter of 2003. In addition to the effects of the Hometown acquisition, our results for the three months ended June 30, 2004 also reflect the effects on our operations of the seven other community acquisitions we completed between January 1, 2003 and June 30, 2004. The D.A.M. portfolio acquisition was completed on June 30, 2004 and has no material impact on our results for the three months ended June 30, 2004.

        Revenue.    Revenue for the three months ended June 30, 2004 was $59,237 compared to $44,044 for the three months ended June 30, 2003, an increase of $15,193, or 34%. This increase is due to an increase of $18,342 in rental income and a decrease of $3,149 in other revenue consisting of sales of manufactured homes and utility and other income and net consumer finance interest income.

        The rental income increase of $18,342 is primarily due to $17,542 from the Hometown acquisition, $280 from other community acquisitions and corporate activity and $520 from same communities. The increase in same communities revenues is due to $1,765 from increased rental rates and $1,160 from home renter rental income partially offset by $2,405 from lower occupancy.

        The decrease in other income of $3,149 is due to a $5,235 decrease in sales of manufactured homes partially offset by a $2,082 increase in utility and other income and $4 in net consumer finance interest income. Sales of manufactured homes decreased to 128 units from 177 units due primarily to our closing of 19 retail dealerships in 2003 in connection with redirecting our retail home sales business to focus exclusively on sale of homes within our communities. We expect sales of manufactured homes to increase in conjunction with our in-community retail home sales and financing initiative.

        Property Operations Expense.    For the three months ended June 30, 2004 total property operations expenses were $19,460, as compared to $11,339 for the three months ended June 30, 2003, an increase of $8,121, or 72%. The increase is due to increases in expenses of $6,975 from the Hometown acquisition and $246 from other community acquisitions and corporate activity, and $900 from same communities. The increase from same communities is due primarily to increases in salaries and benefits of $571, repairs and maintenance expense of $233 and insurance expenses of $117.

        Real Estate Taxes Expense.    Real estate taxes expense for the three months ended June 30, 2004, was $4,354, as compared to $2,520 for the three months ended June 30, 2003, an increase of $1,834 or 73%. The increase is due primarily to the Hometown acquisition, other community acquisitions and an increase in same communities in the number of rental homes we own.

        Cost of Manufactured Homes Sold.    The cost of manufactured homes sold was $1,861 for the three months ended June 30, 2004 compared to $5,861 for the three months ended June 30, 2003, a decrease of $4,000, or 68%. The decrease was due primarily to the decrease in sales of manufactured homes. The gross margin in manufactured homes sold decreased to 11% for the three months ended June 30, 2004 from 20% for the three months ended June 30, 2003.

        Retail Home Sales, Finance and Insurance Expense.    For the three months ended June 30, 2004 total retail home sales, finance, insurance and other operations expenses were $1,763 as compared to $2,102 for three months ended June 30, 2003, a decrease of $339 or 16%. This decrease is due to lower sales of manufactured homes and a lower cost structure as a result of eliminating the costs of maintaining stand-alone retail stores partially offset by the setup and early operating costs of our in-community sales and consumer finance operation.

        Property Management Expense.    Property management expenses for the three months ended June 30, 2004 were $1,600, as compared to $1,382 for the three months ended June 30, 2003, an increase of $218, or 16%. The increase is due primarily to the expansion from seven to twelve district offices and the related staffing costs for the new districts in connection with the Hometown and D.A.M. acquisitions and the resultant increase in our community portfolio.

        General and Administrative Expense.    General and administrative expense for the three months ended June 30, 2004, was $4,304 as compared to $3,680 for the three months ended June 30, 2003, an increase of $624, or 17%. The increase was due primarily to higher salaries and benefits costs of $513, or 25%, $253 of which is severance costs incurred in the three months ended June 30, 2004, higher insurance costs of $43 or 44%, and higher postage and office supplies of $116, or 138%, partially offset by reduced rent costs of $143, or 62%.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended June 30, 2004 was $18,337 as compared to $12,930 for the three months ended June 30, 2003, an increase of $5,407, or 42%. The increase is due primarily to increased depreciation on communities acquired in the Hometown acquisition, other community acquisitions and manufactured home acquisitions.

        Interest Expense.    Interest expense for the three months ended June 30, 2004 was $12,981, as compared to $14,630 for the three months ended June 30, 2003, a decrease of $1,649, or 11%. The decrease is due to lower interest rates on the variable rate debt and $1,235 of interest we capitalized related to the development of long-lived assets partially offset by interest paid on our increased level of borrowings.

        Interest Income.    Interest earned on notes receivable, cash and cash equivalents, restricted cash and loan reserves increased by $50 from $404 for the three months ended June 30, 2003 to $454 for the three months ended June 30, 2004. The increase is due to the larger cash balances resulting from the IPO and the financing transaction.

        Minority Interest.    Minority interest for the three months ended June 30, 2004 was $421, as compared to $1,389 for the three months ended June 30, 2003, a decrease of $968, or 70%. The decrease was due partially to the lower loss before allocation to minority interest and a decrease in minority interest share of net loss to 5.6% after our IPO from 13.9% for the periods prior to our IPO.

        Discontinued Operations.    During the year ended December 31, 2003, we sold the Sunrise Mesa community located in Apache Junction, Arizona. Accordingly, we have reflected its income from operations of $93 and related minority interest of $13 as discontinued operations for the three months ended June 30, 2003.

        Preferred Stock Dividend.    As of June 30, 2004, the ARC Board of Directors had declared a $0.515625 dividend on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable July 30, 2004, amounting to $2,578 that we have accrued through June 30, 2004.

        Net Loss Available to Common Stockholders.    As a result of the foregoing, our net loss available to common stockholders was $7,126 for the three months ended June 30, 2004, as compared to $8,527 for the three months ended June 30, 2003, a decrease of $1,401, or 16%.

        The following table presents certain information relative to our real estate segment as of and for the six months ended June 30, 2004 and 2003. "Same Communities" reflects information for all communities owned by us at both January 1, 2003 and June 30, 2004. "Same Communities" does not include the Hometown acquisition, the D.A.M. portfolio acquisition nor the seven other communities comprising 1,275 homesites that we acquired subsequent to January 1, 2003.

	Same Communities(4)		Real Estate Segment(4)
	2004	2003	2004	2003
For the six months ended June 30:
Average total homesites	39,804	39,766	59,556	39,973
Average total rental homes	6,548	4,982	7,614	4,955
Average occupied homesites—homeowners	27,871	30,533	42,264	30,811
Average occupied homesites—rental homes	5,155	4,065	5,698	3,991

Average total occupied homesites	33,026	34,598	47,962	34,802
Average occupancy—rental homes	78.7%	81.6%	74.8%	80.5%
Average occupancy—total	83.0%	87.0%	80.5%	87.1%
For the six months ended June 30:
Real estate revenue
Homeowner rental income	$47,709	$48,782	$71,398	$49,034
Home renter rental income	18,302	15,933	19,859	16,008
Other	273	64	559	64

Rental income	66,284	64,779	91,816	65,106
Utility and other income	7,391	6,900	9,537	6,931

Total real estate revenue	73,675	71,679	101,353	72,037

Real estate expenses
Property operations expenses	$23,270	$22,391	$33,001	$22,486
Real estate taxes	5,959	5,163	7,836	5,168

Total real estate expenses	29,229	27,554	40,837	27,654

Real estate net segment income(5)	$44,446	$44,125	$60,516	$44,383

Average monthly real estate revenue per total occupied homesite(1)	$372	$345	$352	$345

Average monthly homeowner rental income per homeowner occupied homesite(2)	$285	$266	$282	$265

Average monthly real estate revenue per total homesite(3)	$308	$300	$284	$300

As of June 30:
Total communities owned	209	209	342	211
Total homesites	39,804	39,804	71,058	40,255
Occupied homesites	32,580	34,427	56,587	34,818
Total rental homes owned	6,925	5,203	8,522	5,213
Occupied rental homes	5,335	4,411	6,139	4,416

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

	Six Months Ended June 30,
	Same Communities				As Reported
	2004		2003		2004	2003
	(dollars in thousands)
Net segment income:
Real estate	$44,446	(a)	$44,125	(a)	$60,516	$44,383
Retail home sales and finance	—	(b)	—	(b)	(1,212)	(655)
Insurance	(72)		91		(72)	91
Corporate and other	(175)		158		(175)	158

	44,199		44,374		59,057	43,977
Other expenses:
Property management	2,354	(c)	2,568		3,054	2,568
General and administrative	8,964	(d)	8,050		19,108	8,050
Initial public offering ("IPO") related costs	—		—		4,417	—
Early termination of debt	—		—		13,427	—
Depreciation and amortization	25,396	(e)	25,437	(e)	33,997	25,485
Interest expense	23,147	(f)	28,461	(f)	27,665	28,509

Total other expenses	59,861		64,516		101,668	64,612

Interest income	657	(g)	750		842	750

Loss before allocation to minority interest	(15,005)		(19,392)		(41,769)	(19,885)
Minority interest	1,058	(h)	2,684	(h)	3,484	2,752

Net loss from continuing operations	(13,947)		(16,708)		(38,285)	(17,133)
Income from discontinued operations	—		—		—	239
Minority interest in discontinued operations	—		—		—	(33)

Net loss	(13,947)		(16,708)		(38,285)	(16,927)
Preferred stock dividend	—		—		(3,810)	—

Net loss available to common stockholders	$(13,947)		$(16,708)		$(42,095)	$(16,927)

(a)
Same communities real estate net segment income excludes results of communities acquired in the Hometown and other acquisitions after January 1, 2003 and the community sold before June 30, 2004.

(b)
Excludes segment results as a result of the restructuring in September 2003 in which we closed all stand-alone retail stores existing on January 1, 2003 at which time we had no significant in-community sales operations.

(c)
Excludes additional property management expenses incurred in connection with the Hometown acquisition.

(d)
Excludes restricted stock expenses of $10,144 recognized in connection with the IPO and vested in the six months ended June 30, 2004.

(e)
Excludes the following costs recognized in the Hometown and other acquisitions:

	Depreciation of rental and other property and manufactured homes acquired	$6,808	$44
	Amortization of lease intangibles and customer relationships acquired	1,793	4

		$8,601	$48

(f)	Excludes the pro rata portion of interest expense on mortgage loans secured by properties acquired in the Hometown and other acquisitions	$4,518	$85

(g)
Excludes interest earned on additional cash received in connection with the IPO, the financing transaction and the Hometown acquisition.

(h)
Minority interest computed at the same rate as reflected in "as reported results".

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

        Overview.    Our results for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 include the operations of the 90 communities acquired from Hometown comprising 26,406 homesites from the date of acquisition, February 18, 2004 through June 30, 2004 and, accordingly, are not included in our operations for the first six months of 2003. In addition to the effects of the Hometown acquisition, our results for the six months ended June 30, 2004 also reflect the effects on our operations of the seven other community acquisitions we completed between January 1, 2003 and June 30, 2004. The D.A.M. portfolio acquisition was completed on June 30, 2004 and has no material impact on our results for the six months ended June 30, 2004.

        Revenue.    Revenue for the six months ended June 30, 2004 was $104,707 compared to $86,890 for the six months ended June 30, 2003, an increase of $17,817 or 21%. This increase is due to an increase of $26,710 in rental income and a decrease of $8,893 in other revenue consisting of sales of manufactured homes, utility and other income and net consumer finance interest income.

        The rental income increase of $26,710 is due to $24,603 from the Hometown acquisition, $602 from other community acquisitions and corporate activity and $1,505 from same communities. The increase in same communities revenues is due to $3,719 from increased rental rates and $2,369 from home renter rental income partially offset by $4,583 from lower occupancy.

        The decrease in other income of $8,893 is due to a $10,895 decrease in sales of manufactured homes partially offset by a $2,002 increase in utility and other income and net consumer finance interest income. Sales of manufactured homes decreased to 155 units from 318 units due primarily to our closing of 19 retail dealerships in 2003 in connection with redirecting our retail home sales business to focus exclusively on sale of homes within our communities. We expect sales of manufactured homes to increase in conjunction with our in-community retail home sales and financing initiative.

        Property Operations Expense.    For the six months ended June 30, 2004 total property operations expenses were $33,001, as compared to $22,486 for the six months ended June 30, 2003, an increase of $10,515, or 47%. The increase is due to increases in expenses of $9,225 from the Hometown acquisition, $411 from other community acquisitions and corporate activity and $879 from same communities. The increase from same communities is due primarily to higher salaries and benefits of $693 or 11% and higher repairs and maintenance costs of $408 or 13%, partially offset by lower professional fees of $200 or 36%.

        Real Estate Taxes Expense.    Real estate taxes expense for the six months ended June 30, 2004, was $7,851, as compared to $5,168 for the six months ended June 30, 2003, an increase of $2,683 or 52%.

The increase is due primarily to the Hometown acquisition, other community acquisitions and an increase in same communities in the number of rental homes we own.

        Cost of Manufactured Homes Sold.    The cost of manufactured homes sold was $2,455 for the six months ended June 30, 2004 compared to $10,789 for the six months ended June 30, 2003, a decrease of $8,334, or 77%. The decrease was due primarily to the decrease in sales of manufactured homes. The gross margin in manufactured homes sold decreased to 13% for the six months ended June 30, 2004 from 21% for the six months ended June 30, 2003.

        Retail Home Sales, Finance, Insurance and Other Operations Expense.    For the six months ended June 30, 2004 total retail home sales, finance, insurance and other operations expenses were $2,343 as compared to $4,470 for six months ended June 30, 2003, a decrease of $2,127 or 48%. This decrease is due to lower sales of manufactured homes and a lower cost structure as a result of eliminating the costs of maintaining stand-alone retail stores, partially offset by the initial set-up costs of our new in-community sales and consumer finance business.

        Property Management Expense.    Property management expenses for the six months ended June 30, 2004 were $3,054, as compared to $2,568 for the six months ended June 30, 2003, an increase of $486, or 19%. The increase is due primarily to the expansion from seven to twelve district offices and the related staffing costs for the new districts in connection with the Hometown and D.A.M. acquisitions and the resultant increase in our community portfolio.

        General and Administrative Expense.    General and administrative expense for the six months ended June 30, 2004, was $19,108, as compared to $8,050 for the six months ended June 30, 2003, an increase of $11,058, or 137%. The increase was due primarily to a one-time charge to salaries and benefits of $10,070 incurred in conjunction with the IPO in which we granted 530 shares of restricted stock that vested immediately. The remaining increase in other costs is due primarily to severance of $474 incurred in the six months ended June 30, 2004, higher travel costs of $255 or 31% and insurance costs of $179 or 87%.

        IPO Related Costs.    During the six months ended June 30, 2004, we incurred $4,417 in organization and other costs directly related to the IPO. These costs included legal fees, third party due diligence costs, travel expenses, transfer taxes, filing fees and other miscellaneous items.

        Early termination of debt.    During the six months ended June 30, 2003, we wrote off $7,100 of loan origination costs and incurred expense of $6,327 from the payment of exit fees from the repayment of debt in the financing transaction.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the six months ended June 30, 2004 was $33,997 as compared to $25,485 for the six months ended June 30, 2003, an increase of $8,512, or 33%. The increase is due primarily to increased depreciation on communities acquired in the Hometown acquisition, other community acquisitions and manufactured home acquisitions.

        Interest Expense.    Interest expense for the six months ended June 30, 2004 was $27,665, as compared to $28,509 for the six months ended June 30, 2003, a decrease of $844, or 3%. The decrease is due to lower interest rates on the variable rate debt and $1,778 of interest we capitalized related to the development of long-lived assets, partially offset by the Hometown acquisition and the related refinancing activities, which increased our outstanding debt by $136,335.

        Interest Income.    Interest earned on notes receivable, cash and cash equivalents, restricted cash and loan reserves increased by $92, from $750 for the six months ended June 30, 2003 to $842 for the six months ended June 30, 2004. The increase is due to the larger cash balances resulting from the IPO and the financing transaction.

        Minority Interest.    Minority interest for the six months ended June 30, 2004 was $3,484 as compared to $2,752 for the six months ended June 30, 2003, an increase of $732, or 27%. The increase was due primarily to the minority interest share of our increase in loss before allocation to minority interest partially offset by a decrease in minority interest share of net loss to 5.6% after our IPO from 13.9% for the periods prior to our IPO.

        Discontinued Operations.    During the year ended December 31, 2003, we sold the Sunrise Mesa community located in Apache Junction, Arizona. Accordingly, we have reflected its income from operations of $239 and related minority interest of $33 as discontinued operations for the six months ended June 30, 2003.

        Preferred Stock Dividend.    As of June 30, 2004, the ARC Board of Directors had declared a $0.4182 dividend on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, paid April 30, 2004, and a $0.515625 dividend payable July 30, 2004 amounting to $4,669, $3,810 of which has been recorded in the Statement of Operations through June 30, 2004.

        Net Loss Available to Common Stockholders.    As a result of the foregoing, our net loss available to common stockholders was $42,095 for the six months ended June 30, 2004, as compared to $16,927 for the six months ended June 30, 2003, an increase of $25,168 or 149%. Our net loss available to common stockholders for the six months ended June 30, 2004 includes $27,914 of costs related to the IPO, the financing transaction and the Hometown acquisition including (a) $10,070 from restricted stock grants, (b) $4,417 from IPO related organization and other costs and (c) $13,427 from the early termination of debt.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2004, we have approximately $973 million of outstanding indebtedness. Approximately $787 million, or 81%, of our total indebtedness is fixed rate and approximately $186 million, or 19%, is variable rate. In February 2004 we entered into a two-year interest rate swap agreement pursuant to which we effectively fixed the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, approximately 90% of our total existing indebtedness will be subject to fixed interest rates for a minimum of two years. In connection with the repayment of existing indebtedness in our financing transaction, we incurred approximately $6.3 million in exit fees that we have included in early termination of debt. In connection with the new senior variable rate mortgage debt, we have purchased interest rate caps to limit our interest costs in the event of increases in one-month LIBOR above 5.00%.

        Our short-term liquidity needs include funds for distributions to our stockholders required to maintain our REIT status and to pay our estimated distribution of $1.25 per common share per annum, funds for dividend payments on our Series A cumulative redeemable preferred stock and our Series B and C Preferred Partnership units, funds for capital expenditures for our communities, funds for purchases of rental homes (including rental of homes under our lease with option to purchase program), funds for community acquisitions and funds for the expansion of our in-community retail sales and financing initiative to facilitate the sale of homes in our communities. Our communities require recurring investment of funds for community related capital expenditures and general capital improvements and we expect to have significant non-recurring capital expenditures during the next 12 months to optimize our long-term returns by upgrading our acquired communities to our standards of function and appearance.

        We expect to meet our short-term liquidity needs generally through net cash provided by operations, sales of unencumbered homes (including vacant homes, used rental homes coming off lease, and newly purchased repossessions),working capital generated from our IPO and the financing transaction, existing cash and funding under a new revolving credit mortgage facility, for which we have obtained a commitment as of August 2004, an amended floorplan line of credit, for which we have obtained a commitment as of August 2004, our retail home sales and consumer finance facilities and a revolving home lease receivables line of credit, for which we have obtained no commitments as of August 2004. Simultaneously with the closing of our IPO and the financing transaction, we entered into a $125 million senior revolving credit facility and a $225 million retail home sales and consumer finance debt facility. In August we cancelled the revolving credit facility and obtained a commitment for a revolving credit mortgage facility for borrowings of up to $85 million and a commitment to amend our existing floorplan line of credit to provide for borrowings of up to $50 million. There is no assurance that either the revolving credit mortgage facility or the amended floorplan line of credit will close (See note 6 of the financial statements) or that we will obtain a revolving home lease receivables line of credit. The IPO and the financing transaction produced approximately an additional $73 million in cash including the exercise of the underwriters' over-allotment option. Under our new revolving credit mortgage facility we expect to be able to borrow, subject to certain borrowing base limitations, up to $85 million to fund future acquisitions of manufactured home communities and additional rental homes, capital expenditures and other working capital needs, including the payment of distributions to our common stockholders. Under our amended flooplan line of credit we expect to be able to borrow, subject to certain borrowing base limitations, up to $50 million to fund future acquisitions of manufactured homes. Under our retail home sales and consumer finance debt facility we expect we will be able to borrow, subject to certain borrowing base limitations, up to $225 million to fund qualified loans made to residents who purchase homes in our communities. We also expect to raise capital by selling some of our communities and have already made arrangement for the sale of 15 communities (see Note 14). In addition to our existing sources of capital, our company has significant experience in raising private equity, and we may in the future use that experience to enter into financing joint ventures or other similar arrangements from time to time if we determine that such a structure would provide the most efficient means of raising capital.

        Our ability to obtain funding from time to time under the revolving credit mortgage facility, the amended floorplan line of credit and the retail home sales and consumer finance debt facility will be subject to certain conditions, and we cannot assure that all of these conditions will be met. If we are unable to meet the conditions necessary to continue funding under our retail home sales and consumer finance debt facility, we will be unable to fund or expand our retail home sales and consumer financing initiative, and our ability to maintain or improve our occupancy and our results of operations will be adversely affected. If we are unable to meet the conditions necessary to make drawings under the revolving credit mortgage facility or the amended floorplan line of credit, our ability to meet certain of our short-term liquidity needs, including acquisitions of communities and rental homes and the payment of distributions on our capital stock, will be adversely effected.

        We expect to meet our long-term liquidity requirements for the funding of community acquisitions, purchases of additional rental homes, purchase, sale and financing of homes to new residents in our communities, distributions required to maintain our REIT status and to pay our estimated distribution of $1.25 per common share per annum, dividend payments on our Series A cumulative redeemable preferred stock and our Series B and C Preferred Partnership units, and other non-recurring capital improvements through net cash provided by operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities, our retail home sales and consumer finance debt facility and our amended floorplan line of credit, the extension or replacement of our revolving credit mortgage facilities and the sale of certain of our communities. We expect to refinance our indebtedness as it comes due.

CASH FLOWS

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

        Cash provided by operations was $18,971 and $5,323 for the six months ended June 30, 2004 and 2003, respectively. The increase in cash provided by operations for 2004 as compared to 2003 was due primarily to a greater loss available to common stockholders partially offset by an increase in operating liabilities including accounts payable and accrued expenses.

        Cash used in investing activities was $576,814 and $21,204 for the six months ended June 30, 2004 and 2003, respectively. The increase in 2004 as compared to 2003 was due primarily to the Hometown and D.A.M. portfolio acquisitions and an increase in acquisitions of manufactured homes.

        Cash provided by financing activities was $578,954 and $27,498 for the six months ended June 30, 2004 and 2003, respectively. The increase in 2004 as compared to 2003 was primarily due to issuance of additional indebtedness incurred with our financing transaction offset by repayment of existing indebtedness and the issuance of 23,042 common shares and the issuance of $125,000 of preferred stock in connection with our IPO.

INFLATION

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2004 and 2003. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

        At June 30, 2004, we have approximately $973 million of consolidated indebtedness outstanding with the following repayment obligations:

Amounts (in thousands)
2004	$17,346
2005	11,978
2006(1)	206,535
2007	10,829
2008	61,662
Thereafter	657,086

Commitments	965,436
Unamortized premium related to indebtedness assumed in Hometown and DAM acquisitions	7,263

$972,699

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Loss before preferred stock dividend(a)	$(4,548)	$(8,607)	$(38,285)	$(17,133)
Plus:
Depreciation and amortization	18,337	12,930	33,997	25,485
Income from discontinued operations	—	93	—	239
Depreciation from discontinued operations	—	111	—	221
Less:
Amortization of loan origination fees	(855)	(955)	(1,722)	(1,963)
Depreciation expense on furniture equipment and vehicles	(81)	(1,077)	(449)	(1,464)
Minority interest portion of FFO reconciling items	(971)	(1,537)	(2,133)	(3,117)

FFO	11,882	958	(8,592)	2,268
Less preferred stock dividend	(2,578)	—	(3,810)	—

FFO available to common stockholders	$9,304	$958	$(12,402)	$2,268

(a)
Our FFO for the six months ended June 30, 2004 includes $27,914 of costs related to the IPO, the financing transaction and the Hometown acquisition.

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

        As of June 30, 2004 our total debt outstanding was approximately $972.7 million, which was comprised of $787.0 million of indebtedness subject to fixed interest rates for a minimum of four years. Approximately $185.7 million, or 19% of our total consolidated debt is variable rate debt. In February 2004 we entered into a two-year interest rate swap agreement pursuant to which we effectively fixed the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, approximately 90% of our total indebtedness after completion of our IPO and the financing transaction is subject to fixed interest rates for a minimum of two years.

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

        The following table sets forth certain information with respect to our indebtedness outstanding as of June 30, 2004:

	Amount of Debt	Percent of Total Debt	Effective Weighted Average Interest Rate	Maturity Date
	(dollars in thousands)
Fixed Rate Debt
Senior fixed rate mortgage due 2012	$305,361	31.4%	7.35%	2012
Senior fixed rate mortgage due 2014	214,673	22.1%	5.53%	2014
Senior fixed rate mortgage due 2009	100,343	10.3%	5.05%	2009
Various individual fixed rate mortgages due 2004 through 2031	165,102	17.0%	7.31%	2004-2031
Other loans	1,087	0.1%	8.67%	2005

	786,566	80.9%	6.55%

Variable Rate Debt
Senior variable rate mortgage due 2006	184,011	18.9%	4.24%	2006
Floorplan lines of credit	2,122	0.2%	7.38%	2004

	186,133	19.1%	4.28%

	$972,699	100.0%	6.12%

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

  (c)
  Issuance of Partnership Preferred Units and Use of Proceeds

        On June 30, 2004, our Operating Partnership issued new Partnership Preferred Units ("PPUs") in conjunction with the acquisition of the D.A.M. portfolio. These PPUs were issued in three series, "B", "C" and "D" and totaled $33.1 million.

        The Series "B" PPUs, 300,000 units of which were issued, carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series "B" PPUs can be redeemed for cash after the fifth anniversary of the issuance at the option of the Operating Partnership. Series "B" unit holders can request redemption of their units after the 1st anniversary of their issuance at which time the Partnership must redeem the PPUs or repurchase them with common stock or with cash and a note payable, at the Operating Partnership's option.

        The Series "C" PPUs, 705,688 units of which were issued, carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series "C" PPUs can be redeemed for cash after the fifth anniversary of the issuance at the option of the Operating Partnership. Series "C" unit holders can request redemption of their units after the two and a half year anniversary of their issuance at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock or with cash and a note payable, at the Operating Partnership's option. Series "B" and "C" units have the same priority as to the payment of distributions.

        The Series "D" units, 320,000 of which were issued, were redeemed for cash on July 6, 2004.

All of the foregoing issuances were made in private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our Annual Stockholders Meeting on June 15, 2004 pursuant to a Notice of Meeting of Stockholders dated April 29, 2004, at which our stockholders approved the slate of Directors for the Company and the ratification of our selection of PricewaterhouseCoopers LLP as the Company's independent auditors.

        Number of common shares eligible to vote:    40,952,423.

        Number of special voting shares eligible to vote (each having 0.519 votes per share):    4,646,538.

        Proposal 1:    Election of directors

Director	Votes For:	Votes Withheld
Scott D. Jackson	28,693,834	64,240
John G. Sprengle	28,725,576	32,498
Todd M. Abbrecht	28,704,050	54,024
James L. Clayton	22,403,664	6,354,410
J. Markham Green	28,725,835	32,239
Michael Greene	28,704,050	54,024
Thomas M. Hagerty	28,704,335	53,739
Randall A. Hack	28,725,835	32,239
Eugene Mercy, Jr.	28,704,335	53,739
Charles J. Santos-Buch	28,725,835	32,239
Scott A. Schoen	28,704,050	54,024

        Proposal 2:    Ratification of appointment of PricewaterhouseCoopers LLP

For:	28,720,428
Against:	22,376
Abstain	15,270

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

    See Exhibit Index

  (b)
  Reports on Form 8-K:

    On March 24, 2004 we filed a Current Report on Form 8-K under "Item 9, Regulation FD Disclosure."

    On May 4, 2004 we filed a Current Report on Form 8-K under "Item 12, Results of Operations and Financial Condition."

    On May 17, 2004 we filed a Current Report on Form 8-K under "Item 12, Results of Operations and Financial Condition."

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August 2004.

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