Form 10-Q
period 2004-09-30
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2004-11-12
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 1-31987

Affordable Residential Communities Inc.

(Exact name of registrant as specified in its charter)

MARYLAND	84-1477939
(State of incorporation)	(IRS employer Identification No.)

600 Grant Street, Suite 900 Denver, Colorado	80203
(Address of principal executive offices)	(Zip code)

(303) 291-0222
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares of the registrant’s Common Stock outstanding at November 11, 2004 was 40,874,061 shares.

Table of Contents

Item	Description

PART I – FINANCIAL STATEMENTS
1.	Financial Statements
Index to Financial Statements
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (unaudited)
Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2004 and September 30, 2003 (unaudited)
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2004 and 2003 (unaudited)

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures About Market Risk

4.	Controls and Procedures

PART II – OTHER INFORMATION
2.	Unregistered Sales of Equity Securities and Use of Proceeds
6.	Exhibits

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(dollars in thousands except per share and share data)

(unaudited)

	September 30, 2004	December 31, 2003

Assets
Rental and other property, net	$1,588,960	$897,275
Assets held for sale	32,665	9,798
Cash and cash equivalents	35,482	26,631
Restricted cash	—	13,669
Tenant notes and other receivables, net	16,674	8,367
Inventory	2,343	3,878
Loan origination costs, net	12,326	11,921
Loan reserves	31,977	32,414
Goodwill	86,126	86,126
Lease intangibles and customer relationships, net	21,414	11,626
Prepaid expenses and other assets	8,198	24,128
Total assets	$1,836,165	$1,125,833

Liabilities and Stockholders’ Equity
Notes payable and preferred interest	$1,006,527	$786,671
Liabilities related to assets held for sale	4,653	3,036
Accounts payable and accrued expenses	30,381	20,120
Dividends payable	15,516	—
Tenant deposits and other liabilities	12,753	8,022
Total liabilities	1,069,830	817,849

Minority interest	59,485	42,639

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, no par value, 5,000,000 shares authorized, 5,000,000 and -0- shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	—
Common stock, $.01 par value, 100,000,000 shares authorized, 40,909,923 and 16,972,738 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	410	170
Additional paid-in capital	792,462	378,018
Unearned compensation	(873)	—
Accumulated other comprehensive income	766	—
Retained deficit	(205,023)	(112,843)
Total stockholders’ equity	706,850	265,345
Total liabilities and stockholders’ equity	$1,836,165	$1,125,833

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

(in thousands except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
Rental income	$52,574	$32,734	$142,149	$97,281
Sales of manufactured homes	4,024	6,117	6,785	19,845
Utility and other income	5,880	4,067	15,418	12,068
Net consumer finance interest income	34	—	38	—
Total revenue	62,512	42,918	164,390	129,194
Expenses
Property operations	22,311	12,077	54,766	34,319
Real estate taxes	4,267	2,596	11,991	7,730
Cost of manufactured homes sold	3,793	5,082	6,186	15,871
Retail home sales, finance and insurance	2,816	2,090	4,237	6,560
Property management	1,978	1,286	5,046	3,854
General and administrative	4,441	3,672	23,550	11,722
Initial public offering related costs	—	—	4,417	—
Early termination of debt	3,258	—	16,685	—
Depreciation and amortization	19,413	11,912	52,808	37,066
Retail home sales asset impairment	—	1,385	—	1,385
Interest expense	13,981	14,452	41,627	42,904
Total expenses	76,258	54,552	221,313	161,411
Interest income	351	344	1,190	1,094
Loss before allocation to minority interest	(13,395)	(11,290)	(55,733)	(31,123)
Minority interest	519	1,562	4,041	4,303
Loss from continuing operations	(12,876)	(9,728)	(51,692)	(26,820)
Income from discontinued operations	430	73	1,000	260
Gain (loss) on sale of discontinued operations	(2,292)	3,333	(2,292)	3,333
Minority interest in discontinued operations	104	(471)	66	(493)
Net loss	(14,634)	(6,793)	(52,918)	(23,720)
Preferred stock dividend	(2,577)	—	(6,388)	—
Net loss attributable to common stockholders	$(17,211)	$(6,793)	$(59,306)	$(23,720)

Loss per share from continuing operations:
Basic loss per share	$(0.38)	$(0.58)	$(1.57)	$(1.58)
Diluted loss per share	$(0.38)	$(0.58)	$(1.57)	$(1.58)

Income (loss) per share from discontinued operations:
Basic income (loss) per share	$(0.04)	$0.17	$(0.03)	$0.18
Diluted income (loss) per share	$(0.04)	$0.17	$(0.03)	$0.18

Loss per share attributable to common stockholders
Basic loss per share	$(0.42)	$(0.41)	$(1.60)	$(1.40)
Diluted loss per share	$(0.42)	$(0.41)	$(1.60)	$(1.40)

Weighted average share / OP unit information:
Common shares outstanding	40,857	16,973	36,996	16,973
Common shares issuable upon exchange of OP units and PPUs outstanding	4,186	2,726	3,109	2,726
Diluted shares outstanding	45,043	19,699	40,105	19,699

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flow from operating activities
Net loss available to common stockholders	$(59,306)	$(23,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,808	37,066
Stock grant compensation expense	10,195	—
Preferred stock dividend declared	6,388	—
PPU distribution payable	393	—
Minority interest in net loss	(4,041)	(4,303)
Non-cash IPO related costs	389	—
Early termination of debt	10,358	—
Retail home sales impairment and other expense	—	1,385
Depreciation and minority interest included in income from discontinued operations	933	1,252
(Gain) loss on sale of discontinued operations	2,292	(3,333)
Changes in operating assets and liabilities, net of acquisitions	4,132	5,481
Net cash provided by operating activities	24,541	13,828

Cash flow from investing activities
Acquisition of Hometown communities	(507,136)	—
Acquisition of communities and manufactured homes	(78,207)	(29,476)
Proceeds from community sales	—	14,879
Community improvements and equipment purchases	(22,698)	(10,572)
Net cash used in investing activities	(608,041)	(25,169)

Cash flow from financing activities
Cash flow from IPO
Common stock offering	437,790	—
Preferred stock offering	125,000	—
Common stock offering expenses	(36,813)	—
Preferred stock offering expenses	(5,593)	—
Cash flow from IPO related financing transactions
Debt issued in the financing transactions	500,000	—
Debt paid in the financing transactions	(439,048)	—
Payment of loan origination costs	(8,122)	—
Release of restricted cash	12,278
Release of loan reserves	19,089	—
New loan reserves	(14,247)	—
Proceeds from issuance of debt	46,192	29,475
Repayment of debt	(12,786)	(21,801)
Payment of common dividends	(20,025)	—
Payment of preferred dividends	(4,669)	—
Payment of partnership preferred distributions	(131)	—
Repurchase of OP Units	(125)	—
Restricted cash	1,391	(239)
Loan reserves	(4,405)	2,516
Loan origination costs	(3,425)	(875)
Net cash provided by financing activities	592,351	9,076

Net increase (decrease) in cash and cash equivalents	8,851	(2,265)
Cash and cash equivalents, beginning of period	26,631	38,249
Cash and cash equivalents, end of period	$35,482	$35,984

Non-cash financing and investing transactions
Debt assumed in connection with acquisitions	$126,622	$4,294
OP Units issued in connection with acquisitions	33,142	—

Supplemental cash flow information
Cash paid for interest	$41,719	$41,913

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Summary of Significant Accounting Policies

Business and Basis of Presentation

Affordable Residential Communities Inc. (formerly known as ARC IV REIT, Inc.) is a Maryland corporation organized as a real estate investment trust for U.S. federal income tax purposes and is engaged in the acquisition, renovation, repositioning and operation of manufactured home communities, the rental of manufactured homes, the retail sale of manufactured homes and other related businesses. We were organized in July 1998 and operate primarily through Affordable Residential Communities LP (the “Operating Partnership”) and its subsidiaries, of which we are the sole general partner and owned approximately 94% at September 30, 2004.

On February 18, 2004, we completed an initial public offering (“IPO”) of 22.3 million shares of our common stock at $19.00 per share (excluding 2.3 million shares sold by selling stockholders) and 5.0 million shares of our preferred stock priced at $25.00 per share. The proceeds, net of the underwriting discount, to the company from our IPO of common stock and preferred stock were $517.5 million before expenses. On March 17, 2004, we issued 791,592 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option generating net proceeds to the company of $14.0 million. In conjunction with the IPO, we also completed a financing transaction consisting of $500.0 million of new mortgage debt and the repayment of certain existing indebtedness (See Note 5).

With the proceeds from our IPO and the financing transaction, we acquired 87 manufactured home communities from Hometown America, L.L.C. (“Hometown”). We acquired an additional three communities on April 9, 2004 upon the completion of the mortgage debt loan assumption process. The 90 acquired communities are located in 24 states and total 26,406 homesites. The total purchase price for these communities and related assets was approximately $615.3 million including assumed indebtedness with a fair value of $93.1 million (See Note 2).

As of September 30, 2004, we owned and operated 329 communities (net of 15 communities classified as discontinued operations, see Note 10) consisting of 67,336 homesites (net of 4,006 homesites classified as discontinued operations) in 29 states with occupancy of 81.0%. Our five largest markets are Dallas-Fort Worth, Texas, with 10.9% of our total homesites; Atlanta, Georgia, with 7.5% of our total homesites; Salt Lake City, Utah, with 5.7% of our total homesites; the Front Range of Colorado, with 4.9% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas, with 3.6% of our total homesites. We also conduct a retail home sales business.

Our common stock is traded on the New York Stock Exchange under the symbol “ARC”. Our Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol “ARCPRA”. We have no public trading history prior to February 12, 2004.

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

In our opinion, the interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the company, and all such adjustments are of a normal and recurring nature. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying consolidated financial statements include all of our accounts, which include the results of operations of the manufactured home communities acquired only for the periods subsequent to the date of acquisition.  We have eliminated all significant intercompany balances and transactions.

We have reclassified certain prior period amounts to conform to the current year presentation.

Rental and Other Property

Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are as follows:

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

We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that full asset recoverability is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amounts of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a writedown is necessary. If this review indicates that the asset’s carrying amount will not be fully recoverable, we would reduce the carrying value of the assets to their estimated fair value. During the three and nine months ended September 30, 2004, we recorded a loss of $2,292 to write down our assets held for sale to their estimated fair value as of September 30, 2004.  At September 30, 2004, no other impairment conditions existed on any of our rental or other properties.

Restricted Stock Grants

We have included a charge of $10,070 in general and administrative expense for the nine months ended September 30, 2004 representing the value of 530,000 common shares we granted at February 18, 2004 under our 2003 equity incentive plan that vested at the date of grant.  We valued the shares at $19.00 per share, the price at which we sold shares in the IPO.  In addition, we granted 95,000 common shares that vest over five years.  In June 2004, 42,500 restricted shares were forfeited.  We have recorded the unvested portion of the remaining 52,500 outstanding restricted shares as unearned compensation on the balance sheet and are amortizing them ratably over the vesting period.

We consider the number of vested shares issued under our 2003 equity incentive plan as common stock outstanding and include them in the denominator of our calculation of basic earnings per share. We consider the total number of restricted shares granted under our 2003 equity incentive plan in the denominator of our calculation of diluted earnings per share if they would be dilutive. We return shares forfeited during the periods to the 2003 equity incentive plan as shares eligible for future grants and adjust any compensation expense previously recorded on such shares in the period the forfeiture occurs.  During the three months ended September 30, 2004, no restricted common shares were forfeited.  In October 2004, 37,500 restricted common shares were forfeited in connection with the resignation of one of our officers (see Note 14).

Interest and Internal Cost Capitalization

We capitalize our interest costs (using our average cost of borrowings) and internal costs (using actual time spent and related costs) on development of long-lived assets from the date we begin substantive activities through the date we place such assets into service in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, respectively.  The long-lived assets on which we capitalize interest include general construction activities in our communities, manufactured homes, and, in the case of the communities acquired in the Hometown acquisition, the cost of the vacant homesites we acquired on which we are making improvements and placing a manufactured home for rent or sale.

Accumulated Other Comprehensive Income

Amounts recorded in accumulated other comprehensive income represent gains on cash flow hedges which will be marked to market over the life of the debt being hedged. Our comprehensive loss for the three months ended September 30, 2004 and 2003 was $17.7 million and $6.8 million, respectively.  Our comprehensive loss for the nine months ended September 30, 2004 and 2003 was $58.5 million and $23.7 million, respectively.

2.              IPO and Acquisitions

IPO and Hometown Acquisition

On February 18, 2004, we completed our IPO of 22.3 million shares of our common stock at $19.00 per share (excluding 2.3 million shares sold by selling stockholders) and 5.0 million shares of our preferred stock priced at $25.00 per share. The proceeds to the company from our IPO of common stock and preferred stock were $517.5 million, net of underwriting discount and before expenses.  On March 17, 2004, we issued 791,592 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option generating net proceeds to the company of $14.0 million. Concurrent with the IPO we also completed the refinancing of $240.0 million of our mortgage debt and raised an additional $260.0 million of new mortgage debt. The new mortgage debt, at the time of the IPO comprised of $215.3 million of 10 year fixed rate debt with an interest rate of 5.53%, $100.7 million of 5 year fixed rate debt with an interest rate of 5.05% and $184.0 million of floating rate debt (See Note 5).   Proceeds from the IPO and new debt were used to purchase the Hometown communities, repay our Rental Home Credit Facility and redeem the Preferred Interest issued by one of our subsidiaries.

On February 18, 2004 and on subsequent dates thereafter, we acquired 90 manufactured home communities from Hometown. The 90 acquired communities are located in 24 states and include 26,406 homesites. The total purchase price for all the communities we acquired consisted of the following (in thousands):

Cash purchase price	$522,131
Debt assumed in connection with the acquisition	93,139
Total preliminary purchase price	$615,270

Our preliminary purchase price allocation is (in thousands):

Land	$89,364
Rental and other property	492,300
Manufactured homes	12,625
Lease intangibles	811
Customer relationships	14,496
Notes receivable	5,674
Total preliminary purchase price allocation	$615,270

We amortize the lease intangibles acquired on a straight-line basis over the lease term (one year) and the customer relationships acquired on a straight-line basis over the average life of a customer (five years). Accumulated amortization related to the Hometown intangibles acquired was $2.3 million at September 30, 2004. Future amortization of the lease intangibles and customer relationship intangible assets is as follows (in thousands):

2004	$928
2005	3,001
2006	2,899
2007	2,899
2008 and thereafter	3,261

Total	$12,988

We assumed management of the Hometown communities prior to our completion of the Hometown acquisition pursuant to a management agreement. We hired all Hometown employees actively employed at the Hometown communities on January 1, 2004, with Hometown reimbursing us for the costs associated with such employment until we completed the acquisition.

D. A. M. Portfolio Acquisition

On June 30, 2004, we acquired 36 manufactured home communities from D.A.M. MASTER ENTITY, L.P. The communities are located in 3 states and include 3,573 homesites.  The total purchase price (including the costs of manufactured homes) was approximately $65.5 million including assumed indebtedness with a fair value of $29.7 million.  In addition to cash and the assumption of debt, this acquisition was funded through the issuance of new Series “B”, “C” and “D” Partnership Preferred Units (“PPUs”), for proceeds totaling $33.1 million.  All of the “D” series PPUs totaling $8.0 million were redeemed for cash on July 6, 2004.  See Note 3 for further discussion of the PPUs.

Our preliminary purchase price allocation is (in thousands):

Land	$9,225
Rental and other property	55,501
Manufactured homes	803
Customer relationships	52
Other assets/liabilities, net	(78)
Total preliminary purchase price allocation	$65,503

We have prepared the following unaudited pro forma income statement information as if the Hometown and D.A.M. acquisitions had occurred on January 1, 2003. The pro forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisitions on January 1, 2003 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$62,512	$64,373	$181,878	$193,806
Total expenses	$76,258	$71,627	$233,538	$211,056
Interest income	$351	$344	$1,190	$1,094
Loss from continuing operations before allocation to minority interest	$(13,395)	$(6,910)	$(50,470)	$(16,156)
Minority interest	$519	$956	$3,748	$2,233
Loss from continuing operations	$(12,876)	$(5,954)	$(46,722)	$(13,923)
Discontinued operations	$(1,758)	$2,982	$(1,066)	$3,385
Net loss	$(14,634)	$(2,972)	$(47,788)	$(10,538)
Net loss available to common stockholders	$(17,211)	$(2,972)	$(54,176)	$(10,538)
Basic loss per share	$(0.42)	$(0.18)	$(1.46)	$(0.62)
Weighted average shares outstanding	40,857	16,973	36,996	16,973
Diluted loss per share	$(0.42)	$(0.18)	$(1.46)	$(0.62)
Diluted shares outstanding	45,043	19,699	40,105	19,699

Other Acquisitions

During the nine months ended September 30, 2004 and 2003, in addition to the Hometown and D.A.M. portfolio acquisitions, we acquired six and three manufactured home communities, respectively, from unaffiliated third parties for approximately $16.5 million in cash and $3.8 million in assumed debt in 2004, and $6.5 million in cash and $4.3 million in assumed debt in 2003. We have accounted for the acquisitions utilizing the purchase method of accounting and, accordingly, we have allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. We allocated the majority of the purchase price to the rental property and intangible assets, including customer relationships and leases intangibles.

We have not presented pro forma results of operations for the three and nine months ended September 30, 2004 and 2003 as if these other acquisitions were made on the first day of the year, as the effects of these other acquisitions is not material to our financial position, results of operations or cash flows.

The table below summarizes all of our manufactured home community acquisitions for the period January 2003 through September 2004.

Date	Portfolio	Community	Location	Homesites
Feb-03	NA	Brookshire Village	St. Louis, MO	202
May-03	NA	Twin Parks	Arlington, TX	249
Sep-03	NA	Philbin Estates	Pocatello, ID	180
Feb-04	NA	Weatherly Estates I	Lebanon, TN	270
Feb-04	NA	Weatherly Estates II	Clarksville, TN	131
Feb-04	HTA	100 Oaks	Fultondale, AL	235
Feb-04	HTA	Jonesboro	Jonesboro, GA	75
Feb-04	HTA	Bermuda Palms	Indio, CA	185
Feb-04	HTA	Breazeale	Laramie, WY	117
Feb-04	HTA	Broadmore	Goshen, IN	370
Feb-04	HTA	Butler Creek	Augusta, GA	376
Feb-04	HTA	Camden Point	Kingsland, GA	268
Feb-04	HTA	Carnes Crossing	Summerville, SC	604
Feb-04	HTA	Castlewood Estates	Mableton, GA	334
Feb-04	HTA	Casual Estates	Liverpool, NY	961
Feb-04	HTA	Riverdale	Riverdale, GA	481
Feb-04	HTA	Columbia Heights	Grand Forks, ND	302
Feb-04	HTA	Conway Plantation	Conway, SC	299
Feb-04	HTA	Crestview	Stillwater, OK	238
Feb-04	HTA	Country Village	Jacksonville, FL	643
Feb-04	HTA	Eagle Creek	Tyler, TX	194
Feb-04	HTA	Eagle Point	Marysville, WA	230
Feb-04	HTA	Falcon Farms	Port Byron, IL	215
Feb-04	HTA	Forest Creek	Elkhart, IN	167
Feb-04	HTA	Fountainvue	Lafontaine, IN	120
Feb-04	HTA	Foxhall Village	Raleigh, NC	315
Feb-04	HTA	Golden Valley	Douglasville, GA	131
Feb-04	HTA	Huron Estates	Cheboygan, MI	111
Feb-04	HTA	Indian Rocks	Largo, FL	148
Feb-04	HTA	Knoll Terrace	Corvallis, OR	212
Feb-04	HTA	La Quinta Ridge	Indio, CA	151
Feb-04	HTA	Lakewood	Montgomery, AL	396
Feb-04	HTA	Lakewood Estates	Davenport, IA	180
Feb-04	HTA	Landmark Village	Fairburn, GA	524
Feb-04	HTA	Marnelle	Fayetteville, GA	205
Feb-04	HTA	Oak Ridge	Elkhart, IN	204
Feb-04	HTA	Oakwood Forest	Greensboro, NC	482
Feb-04	HTA	Pedaler’s Pond	Lake Wales, FL	214
Feb-04	HTA	Pinecrest Village	Shreveport, LA	446
Feb-04	HTA	Pleasant Ridge	Mount Pleasant, MI	305
Feb-04	HTA	President’s Park	Grand Forks, ND	174
Feb-04	HTA	Riverview	Clackamas, OR	133
Feb-04	HTA	Saddlebrook	N. Charleston, SC	425
Feb-04	HTA	Sherwood	Hartford City, IN	134
Feb-04	HTA	Southwind Village	Naples, FL	337
Feb-04	HTA	Springfield Farms	Brookline Sta, MO	290
Feb-04	HTA	Stonegate	Shreveport, LA	157
Feb-04	HTA	Terrace Heights	Dubuque, IA	317
Feb-04	HTA	Torrey Hills	Flint, MI	377
Feb-04	HTA	Twin Pines	Goshen, IN	238
Feb-04	HTA	Villa	Flint, MI	319
Feb-04	HTA	Winter Haven Oaks	Winterhaven, FL	343

Date	Portfolio	Community	Location	Homesites
Feb-04	HTA	Green Park South	Pelham, AL	421
Feb-04	HTA	Hunter Ridge	Jonesboro, GA	838
Feb-04	HTA	Friendly Village	Lawrenceville, GA	203
Feb-04	HTA	Misty Winds	Corpus Christi, TX	354
Feb-04	HTA	Shadow Hills	Orlando, FL	670
Feb-04	HTA	Smoke Creek	Snellville, GA	264
Feb-04	HTA	Woodlands of Kennesaw	Kennesaw, GA	273
Feb-04	HTA	Sunset Vista	Magna, UT	207
Feb-04	HTA	Sea Pines	Mobile, AL	429
Feb-04	HTA	Woodland Hills	Montgomery, AL	628
Feb-04	HTA	The Pines	Ladson, SC	204
Feb-04	HTA	Shady Hills	Nashville, TN	251
Feb-04	HTA	Trailmont	Goodlettsville, TN	131
Feb-04	HTA	Chisholm Creek	Wichita, KS	254
Feb-04	HTA	Big Country	Cheyenne, WY	251
Feb-04	HTA	Heritage Point	Montgomery, AL	264
Feb-04	HTA	Lakeside	Lithia Springs, GA	103
Feb-04	HTA	Plantation Estates	Douglasville, GA	138
Feb-04	HTA	Green Acres	Petersburg, VA	182
Feb-04	HTA	Lakeside	Davenport, IA	124
Feb-04	HTA	Evergreen Village	Pleasant View, UT	238
Feb-04	HTA	Four Seasons	Fayetteville, GA	214
Feb-04	HTA	Alafia Riverfront	Riverview, FL	96
Feb-04	HTA	Highland	Elkhart, IN	246
Feb-04	HTA	Birchwood Farms	Birch Run, MI	143
Feb-04	HTA	Cedar Terrace	Cedar Rapids, IA	255
Feb-04	HTA	Five Seasons Davenport	Davenport, IA	270
Feb-04	HTA	Silver Creek	Davenport, IA	280
Feb-04	HTA	Encantada	Las Cruces, NM	354
Feb-04	HTA	Royal Crest	Los Alamos, NM	180
Feb-04	HTA	Brookside Village	Dallas, TX	394
Feb-04	HTA	Meadow Glen	Keller, TX	409
Feb-04	HTA	Silver Leaf	Mansfield, TX	145
Mar-04	HTA	Lamplighter Village	Marietta, GA	431
Mar-04	HTA	Shadowood	Acworth, GA	506
Mar-04	HTA	Stone Mountain	Stone Mountain, GA	354
Mar-04	HTA	Marion Village	Marion, IA	486
Mar-04	HTA	Autumn Forest	Brown Summit, NC	299
Mar-04	HTA	Woodlake	Greensboro, NC	308
Mar-04	HTA	Arlington Lakeside	Arlington, TX	233
Apr-04	HTA	Pine Ridge	Sarasota, FL	126
Apr-04	HTA	Cedar Knoll	Waterloo, IA	290
Apr-04	HTA	Mallard Lake	Pontoon Beach, IL	278
Jun-04	NA	Kopper View	West Valley City, UT	61
Jun-04	NA	Overpass Point	Tooele, UT	182
Jun-04	D.A.M.	Pleasant View	Berwick, PA	108
Jun-04	D.A.M.	Brookside	Berwick, PA	171
Jun-04	D.A.M.	Beaver Run	Linkwood, MD	118
Jun-04	D.A.M.	Carsons	Chambersburg, PA	130
Jun-04	D.A.M.	Chelsea	Sayre, PA	85
Jun-04	D.A.M.	Collingwood	Horseheads, NY	101
Jun-04	D.A.M.	Crestview	Sayre, PA	98
Jun-04	D.A.M.	Valley View in Danboro	Danboro, PA	231
Jun-04	D.A.M.	Valley View in Ephrata	Ephrata, PA	149
Jun-04	D.A.M.	Frieden	Schuylkill Haven, PA	192
Jun-04	D.A.M.	Green Acres	Chambersburg, PA	24
Jun-04	D.A.M.	Gregory Courts	Honey Brook, PA	39
Jun-04	D.A.M.	Valley View in Honey Brook	Honey Brook, PA	146
Jun-04	D.A.M.	Huguenot	Port Jervis, NY	166
Jun-04	D.A.M.	Maple Manor	Taylor, PA	316
Jun-04	D.A.M.	Monroe Valley	Jonestown, PA	44
Jun-04	D.A.M.	Moosic Heights	Avoca, PA	152
Jun-04	D.A.M.	Mountaintop	Narvon, PA	39

Date	Portfolio	Community	Location	Homesites
Jun-04	D.A.M.	Pine Haven	Blossvale, NY	130
Jun-04	D.A.M.	Sunny Acres	Somerset, PA	207
Jun-04	D.A.M.	Suburban	Greenburg, PA	202
Jun-04	D.A.M.	Blue Ridge	Conklin, NY	69
Jun-04	D.A.M.	Chambersburg I&II	Chambersburg, PA	100
Jun-04	D.A.M.	Hideaway	Honey Brook, PA	40
Jun-04	D.A.M.	Kintner	Vestal, NY	55
Jun-04	D.A.M.	Martins	Nottingham, PA	60
Jun-04	D.A.M.	Nichols	Phoenixville, PA	10
Jun-04	D.A.M.	Scenic View	East Earl, PA	18
Jun-04	D.A.M.	Shady Grove	Atglen, PA	40
Jun-04	D.A.M.	Valley View in Blandon	Fleetwood, PA	30
Jun-04	D.A.M.	Valley View in Morgantown	Morgantown, PA	23
Jun-04	D.A.M.	Valley View in Tuckerton	Reading, PA	74
Jun-04	D.A.M.	Valley View in Wernersville	Wernersville, PA	29
Jun-04	D.A.M.	Pine Terrace	Schuylkill Haven, PA	25
Jul-04	NA	Western Mobile Estates	West Valley City, UT	145
Sep-04	NA	Willow Creek Estates	Ogden, UT	137

During the nine months ended September 30, 2004 and 2003, we also acquired 3,603 and 1,293 manufactured homes from unaffiliated third parties for $59.5 million and $23.0 million, respectively, including related setup costs.

3.              Common Stock, Preferred Stock and Minority Interest Related Transactions

On January 23, 2004 our stockholders approved a reverse stock split by which all of our stockholders received 0.519 shares of common stock for every share of common stock they owned. As a result, we have restated all historical share, warrant and per share data to give effect to this reverse stock split.

On February 18, 2004, we completed our IPO of 22.3 million shares of our common stock (excluding 2.3 million shares sold by selling stockholders). In connection with our IPO, 314,634 Operating Partnership Units (“OP Units”) were converted into common stock. On March 17, 2004, we issued 791,592 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option. At September 30, 2004, we had 40,909,923 shares of common stock outstanding.

On March 10, 2004, we declared a quarterly dividend of $0.1493 per share of common stock, prorated from February 18, 2004 to March 31, 2004. We paid the total common stock dividend of $6.5 million on April 15, 2004 to shareholders of record on March 31, 2004. In addition, on March 10, 2004 we declared a dividend of $0.4182 on each share of our Series A Cumulative Redeemable Preferred Stock, prorated from February 18, 2004 to April 30, 2004. We paid the preferred stock dividend of $2.1 million on April 30, 2004 to shareholders of record on April 15, 2004.

On June 14, 2004, we declared a quarterly dividend of $0.3125 per share of common stock and OP Units.  We paid the total common stock dividend of $13.6 million on July 15, 2004 to shareholders of record on June 30, 2004. In addition, on June 14, 2004 we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. This dividend was paid July 30, 2004 to shareholders of record on July 15, 2004.

On September 14, 2004, we declared a quarterly dividend of $0.3125 per share of common stock and OP Unit.  We paid the total common stock dividend and OP Unit distribution of $13.5 million on October 15, 2004 to shareholders of record on September 30, 2004. In addition, on September 14, 2004, we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. This dividend was paid October 29, 2004 to shareholders of record on October 15, 2004. As of September 30, 2004, we had accrued $1.7 million of the preferred stock dividend, representing the portion of the dividend earned by preferred shareholders through that date.

At September 30, 2004, minority interest consisted of 2,403,528 OP Units that were issued to various limited partners and 1,005,668 PPUs issued on June 30, 2004 as part of the D.A.M. portfolio acquisition. Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a “Paired Equity Unit”) that allows each OP Unit holder to vote on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash, or at our election, one share of our common stock.  We repurchased a total of 8,025 OP Units from OP Unit holders for total cash of $125,000 during the three months ended September 30, 2004.

The PPUs outstanding as of September 30, 2004 consist of 300,000 Series “B” units and 706,688 Series “C” units.  The Series “B” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly.  The Series “B” PPUs can be redeemed for cash after the fifth anniversary of the issuance at the option of the Operating Partnership.  Series “B” PPU holders can request redemption of their units after the first anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock or cash and a note payable, at the Operating Partnership’s option. As of September 30, 2004, we have accrued $78,125 of the Series “B” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “B” preferred unitholders through that date.

The Series “C” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly.  The Series “C” PPUs can be redeemed for cash after the fifth anniversary of the issuance at the option of the Operating Partnership.  Series “C” PPU holders can request redemption of their units after the two and a half year anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock or with cash and a note payable, at the Operating Partnership’s option.  Series “B” and “C” units have the same priority as to the payment of distributions.  As of September 30, 2004, we had accrued $183,773 of the Series “C” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “C” preferred unitholders through that date.

As a result of our IPO and the conversion of 314,634 OP Units into common stock, we have recorded an equity transfer adjustment between additional paid-in capital and minority interest in our consolidated balance sheet as of September 30, 2004 to account for the change in the respective ownership in the underlying equity of the Operating Partnership.

The following summarizes activity of the minority interest in the Operating Partnership (in thousands):

Minority interest at December 31, 2003	$42,639
Minority interest in loss	(4,107)
Transfer to stockholders’ equity	(2,199)
Distributions to OP unit holders	(1,865)
Repurchase of OP Units	(125)
Series “B” and “C” PPUs issued June 30, 2004	25,142
Minority interest at September 30, 2004	$59,485

4.              Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)	(unaudited)
Land	$219,458	$124,485
Land improvements and buildings	1,301,121	732,127
Manufactured homes and improvements	205,305	134,343
Furniture, equipment and vehicles	9,752	8,833
Subtotal	1,735,636	999,788

Less accumulated depreciation	(146,676)	(102,513)
Rental and other property, net	$1,588,960	$897,275

We have capitalized interest and internal costs of $1.3 million and $3.6 million in the cost of land and building improvements and manufactured home purchases for the three months and nine months ended September 30, 2004, respectively.  We did not capitalize any interest or internal costs prior to January 1, 2004.

5.                                      Notes Payable

The following table sets forth certain information regarding our debt (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)	(unaudited)

Senior fixed rate mortgage due 2012, 7.35% per annum	$304,670	$306,767
Senior fixed rate mortgage due 2014, 5.53% per annum	214,024	—
Senior fixed rate mortgage due 2009, 5.05% per annum	100,006	—
Senior variable rate mortgage due 2006, LIBOR plus 3.00% per annum (4.76% at September 30, 2004)	180,754	—
Senior variable rate mortgage due 2005, LIBOR plus 2.85% per annum (3.97% at December 31, 2003)	—	188,033
BFND credit facility due 2005, LIBOR plus 3.00% per annum (4.12% at December 31, 2003)	—	52,414
Various individual fixed rate mortgages due 2004 through 2031, averaging 7.31% per annum	165,336	40,380
Preferred interest due 2005, 14.0% per annum	—	170,000
Rental home credit facility due 2010, LIBOR plus 4.7% per annum (5.82% at December 31, 2003)	—	24,055
Revolving Credit Mortgage Facility, LIBOR plus 2.95% (4.78% at September 30, 2004)	20,000	—
Retail Home Sales and Consumer Finance Debt Facility	—	—
Floorplan lines of credit, ranging from the prime plus 0.75% to the prime rate plus 4.00% (5.50% to 8.75% at September 30, 2004)	20,670	3,897
Other loans due 2005	1,067	1,125
	$1,006,527	$786,671

Senior Fixed Rate Mortgage Due 2012

We entered into the Senior Fixed Rate Mortgage due 2012 on May 2, 2002.  It is an obligation of certain of our special purpose real property subsidiaries and is collateralized by 105 manufactured home communities. The Senior Fixed Rate Mortgage due 2012 bears interest at a fixed rate of 7.35% per annum, will amortize based on a 30-year schedule and matures on May 1, 2012. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending (included in loan reserves) and property operating expenditures (included in cash and cash equivalents). The Senior Fixed Rate Mortgage due 2012 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2014

We entered into the Senior Fixed Rate Mortgage due 2014 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. The lenders adjusted the mortgage facility amount prior to completing their secondary market transactions.  It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 46 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2014 bears interest at a fixed rate of 5.53% per annum, will amortize based on a 30-year schedule and will mature on March 1, 2014. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2014 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2009

We entered into the Senior Fixed Rate Mortgage due 2009 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 29 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2009 bears interest at a fixed rate of 5.05%, will amortize based on a 30-year amortization schedule and will mature on March 1, 2009. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2009 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Variable Rate Mortgage Due 2006

We entered into the Senior Variable Rate Mortgage due 2006 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 44 manufactured home communities owned by these subsidiaries. The Senior Variable Rate Mortgage due 2006 bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR rate (4.76% at September 30, 2004) and will mature in February 2006. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage due 2006 for three additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375% of the outstanding principal balance, respectively. We purchased interest rate caps to limit our interest costs in the event of increases in the one-month LIBOR above 5.00%, and intend to purchase such caps for any extensions, as applicable. We will incur an exit fee equal to 0.50% of the loan amount payable upon any repayment of the principal amount of the loan. The exit fee will be subject to reduction by an amount equal to 0.50% of the principal amount of any first mortgage loans provided by the lenders to refinance the Senior Variable Rate Mortgage due 2006. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. We may repay the Senior Variable Rate Mortgage due 2006 subject to a prepayment penalty calculated as the product of 0.25%, the number of payment dates remaining to maturity and the amount being repaid for prepayments made in months one through twelve.  Prepayments made in months 13 to 24 are subject to a flat 1% fee of amounts repaid.

Senior Variable Rate Mortgage Due 2005

We entered into the Senior Variable Rate Mortgage due 2005 on May 2, 2002. It was an obligation of one of our subsidiaries and was collateralized by 71 manufactured home communities. The floating rate debt bore interest at a variable rate calculated as the one-month LIBOR plus 2.85% (3.97% as of December 31, 2003), amortized over 30 years and would have matured on May 2, 2005. On February 18, 2004, concurrent with our IPO, we repaid the Senior Variable Rate Mortgage in full and incurred $1.9 million in debt extinguishment costs, which are included as early termination of debt in the accompanying consolidated statement of operations for the nine months ended September 30, 2004.

BFND Credit Facility

One of our subsidiaries, ARC4BFND, L.L.C., entered into a $150 million credit facility on November 14, 2000, (the “BFND Credit Facility”).  Proceeds from the BFND Credit Facility were available for community acquisitions and anticipated capital expenditures with advances up to 70% of the purchase price and related costs. On February 18, 2004, concurrent with our IPO, we repaid the BFND Credit Facility in full and incurred $786,000 in debt extinguishment costs, which are included as early termination of debt in the accompanying consolidated statement of operations for the nine months ended September 30, 2004.

Various Individual Fixed Rate Mortgages

We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition as follows:

a)              Mortgages assumed as part of individual property purchases.  These notes total approximately $46.5 million, mature from 2006 through 2028 and have an average effective interest rate of 7.56%.

b)             Mortgages assumed in conjunction with the Hometown acquisition.  These notes total approximately $89.3 million, mature from 2004 through 2031 and carry an average effective interest rate of 5.12%.  These mortgages are secured by specific manufactured home communities and subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage.

c)              Notes assumed in conjunction with the D.A.M. portfolio purchase.  These notes total approximately $29.5 million, mature in 2008 and carry an average effective annual interest rate of 7.18%.  These mortgages are secured by specific manufactured home communities.

Preferred Interest

The Preferred Interest was an obligation of ARC Real Estate Holdings, LLC (“ARC RE”), an indirect subsidiary of our Operating Partnership formed for the purpose of issuing the Preferred Interest and owning, indirectly, our real estate subsidiaries and certain other assets. We entered into the Preferred Interest on May 2, 2002. The Preferred Interest had a preferred distribution rate of 12.5% per annum. On October 17, 2003, we modified our Preferred Interest to increase our borrowing limit by $25.0 million with a preferred distribution rate of 14.0% to apply to all outstanding balances beginning on the date of the first draw of the additional loan amount. On February 18, 2004, concurrent with our IPO, we repaid the Preferred Interest obligation in full and incurred $3.4 million in extinguishment costs, which are included as early termination of debt in the accompanying consolidated statement of operations for the nine months ended September 30, 2004.

Rental Home Credit Facility

On December 31, 2002, ARC Housing, L.L.C., a subsidiary of ARC RE, entered into a $27.0 million credit facility collateralized by rental homes (the “Rental Home Credit Facility”). Proceeds from the Rental Home Credit Facility were available for acquisitions of rental homes and related capital expenditures. The Rental Home Credit Facility matured on February 1, 2010, bore interest at one-month LIBOR plus 4.7% (approximately 5.82% at December 31, 2003), required level monthly principal and interest payments of $421,000 beginning February 1, 2003, and was secured by 3,339 rental homes. The principal amount of the note amortized over seven years at a stated interest rate of 8.0%. We fully funded the Rental Home Credit Facility on January 3, 2003. On February 18, 2004, concurrent with our IPO, we repaid the Rental Home Credit Facility in full and incurred $235,000 in debt extinguishment costs, which are included as early termination of debt in the accompanying consolidated statement of operations for the nine months ended September 30, 2004.

Senior Revolving Credit Facility

We entered into the Senior Revolving Credit Facility on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition.  The Senior Revolving Credit Facility had a total commitment of $125.0 million, and an initial term of three years.  The facility was an obligation of our Operating Partnership and was secured by 40 communities owned by a real property subsidiary of our Operating Partnership, our rental homes, and certain other assets.  In August 2004, we cancelled the Senior Revolving Credit Facility and incurred $3.3 million in debt extinguishment costs, which are included as early termination of debt in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2004.

Revolving Credit Mortgage Facility

In September 2004, we obtained a Revolving Credit Mortgage Facility for borrowings of up to $85.0 million.  This facility is an obligation of a subsidiary of the Operating Partnership and is secured by the same 40 communities that previously secured the Senior Revolving Credit Facility, as well as various additional communities acquired subsequent to our IPO.  Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements related to the value and cash flow of the communities securing the loan. The Revolving Credit Mortgage Facility bears interest at the one month LIBOR plus 2.95% (4.78% at September 30, 2004) and has a term of one year.  We incurred a commitment fee of 0.5% at the closing of the facility and will pay origination fees of 0.5% with each advance.  The facility contains no significant financial covenants.

Retail Home Sales and Consumer Finance Debt Facility

We entered into the Retail Home Sales and Consumer Finance Debt Facility on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition.  The Retail Home Sales and Consumer Finance Debt Facility has a total commitment of $225.0 million and a term of four years. This facility is an obligation of a subsidiary of our Operating Partnership, and borrowings under this facility are secured by manufactured housing conditional sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility. The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR. There were no borrowings outstanding under this facility as of September 30, 2004.  This facility includes customary affirmative and negative covenants, including minimum GAAP tangible net worth and maximum leverage covenants.  We are in compliance with all financial covenants of the debt facility as of September 30, 2004.  Upon the initial drawing under this facility, we will pay a commitment fee of 1.00% on the committed amount and additional annual commitment fees payable on each anniversary of the closing. Advances under the facility will be subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

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

Floorplan Lines of Credit

In August 2004, we amended our floorplan lines of credit to provide borrowings of up to $50.0 million, secured by manufactured homes in inventory.  Under the amended lines of credit, the lender will advance 90% of the cost of manufactured homes for the first $40.0 million in advances, with the remaining $10.0 million in advances made at 75% of home costs.  Repayments of borrowed amounts are due upon sale or lease of the related manufactured home.  Advances under the amended lines of credit will bear interest ranging from the prime rate plus 75bp to the prime rate plus 4.00% (5.50% to 8.75% at September 30, 2004), based on the length of time each advance has been outstanding.  Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home.  The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase.  The amended lines of credit require the Operating Partnership to maintain a minimum tangible net worth of $500.0 million, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million.  We are in compliance with all financial covenants of the lines of credit as of September 30, 2004.  The lines of credit are subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

6.              Loss per share

The following reflects the calculation of loss per share on a basic and diluted basis (amounts in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Loss from continuing operations	$(12,876)	$(9,728)	$(51,692)	$(26,820)
Less: preferred stock dividend	(2,577)	—	(6,388)	—
Loss from continuing operations attributable to common stockholders	$(15,453)	$(9,728)	$(58,080)	$(26,820)
Weighted average common shares outstanding	40,857	16,973	36,996	16,973
Basic loss per share from continuing operations	$(0.38)	$(0.58)	$(1.57)	$(1.58)

Net loss attributable to common stockholders	$(17,211)	$(6,793)	$(59,306)	$(23,720)
Weighted average common shares outstanding	40,857	16,973	36,996	16,973
Basic loss per share	$(0.42)	$(0.41)	$(1.60)	$(1.40)

Loss from continuing operations	$(12,876)	$(9,728)	$(51,692)	$(26,820)
Less: minority interest in losses	(519)	(1,562)	(4,041)	(4,303)
Less: preferred stock dividend	(2,577)	—	(6,388)	—
Loss from continuing operations before allocation to minority interest	$(15,972)	$(11,290)	$(62,121)	$(31,123)
Dilutive weighted average common shares	45,043	19,699	40,105	19,699
Diluted loss per share from continuing operations	$(0.38)	$(0.58)	$(1.57)	$(1.58)

Net loss available to common stockholders	$(17,211)	$(6,793)	$(59,306)	$(23,720)
Less minority interest in losses	(623)	(1,091)	(4,107)	(3,810)
Net loss before allocation to minority interest	$(17,834)	$(7,884)	$(63,413)	$(27,530)
Dilutive weighted average common shares	45,043	19,699	40,105	19,699
Diluted loss per share	$(0.42)	$(0.41)	$(1.60)	$(1.40)

Weighted average common shares outstanding	40,857	16,973	36,996	16,973
Weighted average OP Units and PPUs	4,186	2,726	3,109	2,726
Diluted weighted average common shares	45,043	19,699	40,105	19,699

For the three and nine months ended September 30, 2004, we have excluded 4.2 million and 3.1 million shares of common stock, respectively, related to outstanding warrants, PPUs, OP Units and restricted common shares from the diluted loss per share calculation as the impact would be anti-dilutive in nature.  For the three and nine months ended September 30, 2003, we have excluded 2.7 million shares of common stock related to outstanding warrants and OP Units from the diluted loss per share calculation as the impact would be anti-dilutive in nature.

7.              Property Operations Expense

During the three months and nine months ended September 30, 2004 and 2003, we incurred property operations expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Utilities and telephone	$7,454	$4,653	$20,033	$13,499
Salaries and benefits	6,185	3,198	16,457	9,293
Repairs and maintenance	4,266	1,917	8,608	5,023
Insurance	1,511	537	2,965	1,687
Bad debt expense	1,235	677	2,416	1,728
Advertising	291	253	815	678
Other operating expenses	1,369	842	3,472	2,411

	$22,311	$12,077	$54,766	$34,319

8.              Retail Home Sales, Finance, Insurance and Other Operations Expenses

During the three months and nine months ended September 30, 2004 and 2003, we incurred retail home sales, finance, insurance and other operations expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudite d)	(unaudited)
Utilities and telephone	$19	$115	$55	$292
Salaries and benefits	298	1,178	1,008	3,990
Repairs and maintenance	36	250	298	676
Insurance	—	53	70	121
Bad debt expense	135	—	145	11
Advertising	2,068	169	2,276	427
Other operating expenses	260	325	385	1,043

	$2,816	$2,090	$4,237	$6,560

9.              General and Administrative Expenses

During the three months and nine months ended September 30, 2004 and 2003, we incurred general and administrative expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Salaries and benefits (a)	$2,225	$2,052	$17,514	$6,970
Travel	434	296	1,510	1,091
Professional services	1,122	628	2,014	1,734
Insurance	303	98	688	304
Rent	60	199	319	639
Other administrative expenses	297	399	1,505	984
	$4,441	$3,672	$23,550	$11,722

(a) Nine months ended September 30, 2004 includes $10.1 million incurred in conjunction with the IPO in which we granted 530,000 shares of restricted stock that vested immediately (See Note 1).

10.       Discontinued Operations

In September 2003, we sold our Sunrise Mesa Community located in Apache Junction, Arizona for $15.0 million and recorded a gain of $3.3 million after giving effect to net assets sold of $11.5 million and closing costs of $121,000. In connection with the sale, we repaid $10.3 million of our Senior Variable Rate Mortgage due 2005 related to this community.

In July 2004, we entered into a real estate auction agreement to sell twelve communities, comprising 2,933 homesites, geographically located where the company does not have market concentration. The auction was held on September 21, 22 and 24, 2004.  In addition to the twelve communities sold, as part of the auction, the company also contracted to sell two parcels of undeveloped commercial land located adjacent to one of its communities in Colorado. These sales are scheduled to close during the fourth quarter of 2004. The sales are expected to result in net proceeds to the company of approximately $21.6 million after selling commissions, sales expenses and repayment of approximately $6.0 million of associated debt.

In addition, in September 2004, we entered into an agreement to sell our Sea Pines, Camden Point and Butler Creek communities to an unaffiliated third party for a total sales price of approximately $5.9 million.  These sales are also scheduled to close during the fourth quarter of 2004.

We have included $32.7 million and $9.8 million of net assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively.  We have also included $4.7 million and $3.0 million of obligations related to these communities as liabilities related to assets held for sale in the accompanying balance sheets as of September 30, 2004 and December 31, 2003, respectively.  In addition, we have recorded a loss of $2.3 million in discontinued operations for the three and nine months ended September 30, 2004 to write down our assets held for sale to their fair value based on the contractual selling price, net of estimated selling costs.  The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)	(unaudited)
Assets
Rental and other property, net	$31,667	$9,773
Tenant, notes and other receivables, net	180	25
Lease intangibles and customer relationships, net	728	—
Prepaid expenses and other assets	90	—
	$32,665	$9,798

Liabilities
Notes payable and preferred interest	$4,027	$2,903
Accounts payable and accrued expenses	328	54
Tenant deposits and other liabilities	298	79
	$4,653	$3,036

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statement of Operations
Revenue	$1,621	$722	$4,159	$2,252
Operating expenses	1,191	649	3,159	1,992
Income from discontinued operations	$430	$73	$1,000	$260

11.                               Commitments and Contingencies

In the normal course of business, from time to time we are involved in legal actions relating to the ownership and operations of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions, will not have a material adverse effect on our financial position, results of operations or cash flows.

In the normal course of business, from time to time we incur environmental obligations relating to the ownership and operation of our properties. In our opinion, the liabilities, if any, that may ultimately result from such environmental obligations, will not have a material adverse effect on our financial position, results of operations or cash flows.

During August and September 2004, our manufactured home communities located in the southeastern United States were impacted by hurricanes Charley, Frances, Ivan and Jeanne.  Our communities have sustained aggregate estimated damages of approximately $1.6 million consisting primarily of fallen trees and branches, roof and water damage to clubhouses and buildings, damage to company-owned manufactured homes, and debris removal.  The company has adequate property and business interruption insurance coverage and estimates the impact of the hurricanes, net of insurance proceeds, on the company’s results of operations to be approximately $453,000.

12.                               Segment Information

We operate in three business segments—real estate, retail home sales and finance and insurance. A summary of our business segments is shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenue
Real estate	$58,328	$36,390	$157,210	$107,789
Retail home sales	4,024	6,183	6,790	20,138
Finance and insurance	160	370	381	1,096
Corporate and other	—	(25)	9	171
	$62,512	$42,918	$164,390	$129,194
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	$26,578	$14,660	$66,747	$42,044
Retail home sales	6,293	6,908	9,602	21,504
Finance and insurance	175	359	507	996
Corporate and other	141	(82)	324	(64)
	$33,187	$21,845	$77,180	$64,480
Net segment income (a)
Real estate	$31,750	$21,730	$90,463	$65,745
Retail home sales	(2,269)	(725)	(2,812)	(1,366)
Finance and insurance	(15)	11	(126)	100
Corporate and other	(141)	57	(315)	235
	$29,325	$21,073	$87,210	$64,714
Property management expense	$1,978	$1,286	$5,046	$3,854
General and administrative expense	$4,441	$3,672	$23,550	$11,722
IPO related costs	$—	$—	$4,417	$—
Early termination of debt	$3,258	$—	$16,685	$—
Interest expense
Real estate	$13,809	$14,300	$40,976	$42,384
Retail home sales	76	136	(39)	452
Finance and insurance	—	—	—	—
Corporate and other	96	16	690	68
	$13,981	$14,452	$41,627	$42,904

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization expense	$2,580	$1,839	$7,350	$6,023
Depreciation expense
Real estate	$16,770	$10,112	$45,493	$30,331
Retail home sales	10	(126)	29	281
Finance and insurance	2	2	5	10
Corporate and other	51	85	(69)	421
	$16,833	$10,073	$45,458	$31,043
Retail home sales asset impairment and other expense	$—	$1,385	$—	$1,385
Interest income	$351	$344	$1,190	$1,094
Loss before allocation to minority interest	$(13,395)	$(11,290)	$(55,733)	$(31,123)
Minority interest	$519	$1,562	$4,041	$4,303
Loss from continuing operations	$(12,876)	$(9,728)	$(51,692)	$(26,820)
Income from discontinued operations	$534	$(398)	$1,066	$(233)
Gain (loss) on sale of discontinued operations	$(2,292)	$3,333	$(2,292)	$3,333
Net loss	$(14,634)	$(6,793)	$(52,918)	$(23,720)
Preferred stock dividend	$(2,577)	$—	$(6,388)	$—
Net loss available to common stockholders	$(17,211)	$(6,793)	$(59,306)	$(23,720)
Identifiable assets
Real estate	$1,750,797	$1,088,539	$1,750,797	$1,088,539
Retail home sales	24,068	—	24,068	—
Finance and insurance	1,060	1,153	1,060	1,153
Corporate and other	60,240	34,247	60,240	34,247
	$1,836,165	$1,123,939	$1,836,165	$1,123,939
Notes payable and preferred interest
Real estate	$984,789	$765,283	$984,789	$765,283
Retail home sales and finance	20,670	5,271	20,670	5,271
Insurance	—	—	—	—
Corporate and other	1,068	1,150	1,068	1,150
	$1,006,527	$771,704	$1,006,527	$771,704

(a)  Net segment income represents total revenues less expenses for property operations, real estate taxes, cost of manufactured homes sold and retail home sales, finance, insurance and other operations.  Net segment income is a measure of the performance of the properties before the effects of the following expenses: property management, general and administrative, IPO related costs, depreciation, amortization, early termination of debt, impairment charges, interest expense and the effect of discontinued operations.

13.       Retail Home Sales Asset Impairment Expense

During the three and nine months ended September 30, 2003, our retail home sales subsidiary was engaged in the retail sale of manufactured homes to third parties through 19 separate, stand-alone retail dealership locations in five states.  Due to significant changes in the industry, particularly the shortage of consumer financing to support sales of manufactured homes, we began redirecting our retail home sales subsidiary’s sales efforts away from a retail dealership presence and into an in-community presence focused exclusively on sales of homes in our communities.

During March 2003, we ceased operations at one of our stand-alone retail dealership locations.  In June 2003 we sold two of our retail locations recording minor charges to write down fixed assets to fair value.  As of July 1, 2003 we operated the remaining 16 separate, stand-alone, dealership retail locations in five states.  During the three months ended September 30, 2003 we substantially completed the redirection of our retail home sales subsidiary’s sales efforts away from a retail dealership presence by selling eleven of our retail dealerships, ceasing operations in the remaining five retail dealerships and focusing entirely on in-community retail home sales activities in nearby communities owned by us.  In accordance with the terms we had with the buyers of the retail dealerships, we recorded a charge of $1.3 million in the three and nine months ended September 30, 2003 to write-off fixed assets net of sales proceeds ($1.3 million) and to record the cost of remaining lease obligations at the retail dealerships that were closed ($40,000).

14.       Subsequent Events

In October we entered into a real estate auction agreement to sell fourteen communities. The auction is presently scheduled for December 2004 resulting in closings of the sale transactions during the first quarter of 2005. There can be no assurance that these sales will be completed.

On November 1, 2004, the Company announced the resignation of its President and Chief Operating Officer.  During the fourth quarter, the Company will recognize approximately $690,000 in compensation expense related to this officer’s separation agreement.

ITEM 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-Q and the financial information set forth in the tables below.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements concerning property acquisitions and dispositions, development activity and capital expenditures, capital raising activities, rent growth, occupancy, and rental expense growth. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Affordable Residential Communities Inc. to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among other things, unanticipated adverse business developments affecting us, or our properties, adverse changes in the real estate markets and general and local economies and business conditions. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representations by us or any other person that the results or conditions described in such statements or the objectives and plans of the company will be achieved.

GENERAL STRUCTURE OF THE COMPANY AND RECENT DEVELOPMENTS

We are a fully integrated, self-administered and self-managed equity REIT focused primarily on the acquisition, renovation, repositioning and operation of all-age manufactured home communities. We also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners’ insurance and other related insurance products. We conduct substantially all of our activities through our operating partnership, of which we are the sole general partner and in which we hold an approximate 94% ownership interest.

Beginning in 1995, our co-founders founded several companies under the name “Affordable Residential Communities” or “ARC” for the purpose of engaging in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses. We were formed in July 1998 as a Maryland corporation for the purpose of acting as the investment vehicle for and a co-general partner of our Operating Partnership, the fourth real property partnership organized and operated by our co-founders. In May 2002, we completed a reorganization in which we acquired substantially all the other real property partnerships and other related businesses organized and operated by our co-founders.

On February 18, 2004, we completed our IPO.  We issued 24.5 million shares of common stock at $19.00 per share in which selling shareholders offered 2.3 million shares.  On March 18, 2004, our underwriters exercised their over-allotment option to purchase 791,592 shares of common stock at $19.00 per share.  Concurrent with the IPO, we raised $125.0 million of gross proceeds through the issuance of 5.0 million shares of Series A Cumulative Redeemable Preferred Stock.

In connection with the IPO we completed the following additional transactions:

•                  The acquisition of 90 communities from Hometown America for approximately $615.3 million comprising 26,406 homesites.  This includes eleven communities acquired post-closing upon the completion of the loan assumption process, with the final three loan assumptions completed on April 9, 2004.

•                  A financing transaction totaling $500.0 million comprising of $215.3 million of 10 year fixed rate mortgage debt with an interest rate of 5.53%, $100.7 million of 5 year fixed rate mortgage debt with an interest rate of 5.05% and $184.0 million of 2 year floating rate mortgage debt.  We used the proceeds to repay certain indebtedness and to fund a portion of the Hometown acquisition.

•                  The closing of a $250.0 million finance facility to support our in-community home sales and in-community finance programs.  The facility consists of two funding components: (i) a $225.0 million four-year facility to fund consumer loans and (ii) a commitment for a $25.0 million facility to fund for-sale home inventory, undrawn at this time.

On June 30, 2004 we acquired 36 manufactured home communities from the D.A.M. MASTER ENTITY, L.P.  The communities are located in 3 states and include 3,573 homesites.  The total purchase price (including the costs of manufactured homes) was approximately $65.5 million including assumed indebtedness with a fair value of $29.7 million.

OVERVIEW OF RESULTS

For the three months ended September 30, 2004, net loss attributable to common stockholders was $17.2 million or $0.42 per share, as compared to a net loss attributable to common stockholders of $6.8 million or $0.41 per share for the three months ended September 30, 2003.  For the three months ended September 30, 2004, funds from operations attributable to common stockholders (“FFO”) was $2.6 million.  Our results for the three months ended September 30, 2004 reflect the inclusion of charges of $3.3 million related to the early termination of debt.  On a same community basis, revenue in our real estate segment was up 0.9% to $36.3 million from $36.0 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003.  Same community expenses increased 15.8% to $16.8 million from $14.5 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003.  As a result, same communities real estate net segment income decreased 9.2% to $19.6 million from $21.5 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003.

For the nine months ended September 30, 2004, net loss attributable to common stockholders was $59.3 million or $1.60 loss per share, as compared to a net loss attributable to common stockholders of $23.7 million or $1.40 per share for the nine months ended September 30, 2003.  For the nine months ended September 30, 2004, FFO was $(10.4) million.  Our results for the nine months of 2004 were impacted by charges totaling $31.2 million related to our IPO, financing activities and the Hometown acquisition.  The primary components of the charges include: (i) restricted stock grants of $10.1 million, (ii) write-off of loan origination costs and exit fees associated with the termination of indebtedness of $16.7 million and (iii) IPO related costs of $4.4 million.  These costs are not expected to impact future reporting periods.  On a same community basis, revenue in our real estate segment was up 1.8% to $109.0 million from $107.1 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  Same community expenses increased 11.0% to $46.4 million from $41.8 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.  As a result, same communities real estate net segment income decreased 4.2% to $62.6 million from $65.3 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.  See FFO and Real Estate Net Segment Income included hereinafter in this section for definitions of FFO and real estate net segment income and for reconciliations of FFO and real estate net segment income to net loss, the most directly comparable GAAP measures.

Total portfolio occupancy averaged 81.1% and 81.7% for the three months and nine months ended September 30, 2004 respectively.  Average occupancy for same communities decreased from 86.5% for the three months ended September 30, 2003 to 82.2% for the three months ended September 30, 2004.  For the nine months ended September 30, total average portfolio occupancy for same communities decreased from 87.1% in 2003 to 83.1% in 2004.  The decreases are due mainly to lenders moving repossessed homes out of the communities, the lack of available chattel financing for manufactured home buyers and, in the case of the total portfolio occupancy, to the Hometown acquisition.

As of December 31, 2003, the ARC and Hometown communities had occupancy of 83.8% and 78.4%.  At the end of September 30, 2004, the ARC and Hometown communities had occupancy of 82.1% and 78.8%, respectively.

The following table summarizes our occupancy net activity:

	Three Months Ended September 30,
	Company		Same Communities
	Total		2004		2003
Homeowner activity:
Homeowner move ins	141		110		199
Homeowner move outs	(837)		(423)		(416)
Home sales	277		160		—
Repossession move outs	(497	)(a)	(333	)(b)	(526	)(c)
Net homeowner activity	(916)		(486)		(743)

Home renter activity:
Home renter move ins	2,037	(d)	1,545	(d)	1,307	(d)
Home renter move outs	(1,395)		(1,219)		(1,023)
Net home renter activity	642		326		284

Net activity	(274)		(160)		(459)

Acquisitions and other homeowner activity	284		—		—

Net activity, including acquisitions and other	10		(160)		(459)

(a)           Includes 386 homes moved out of our communities by finance companies and 111 homes repurchased by the company during the period.

(b)           Includes 262 homes moved out of our communities by finance companies and 71 homes repurchased by the company during the period.

(c)           Includes 342 homes moved out of our communities by finance companies and 184 homes repurchased by the company during the period.

(d)           Includes 36, 27 and 0 home renter move ins related to our lease to own program, respectively

The following table reconciles the above activity to the period end occupied homesites:

Net homeowner activity, including acquisitions and other	(632)	(486)	(743)
Occupied homeowner sites, beginning of period	48,513	26,951	30,035
Occupied homeowner sites, end of period	47,881	26,465	29,292

Net home renter activity	642	326	284
Occupied home renter sites, beginning of period	5,989	5,281	4,021
Occupied home renter sites, end of period	6,631	5,607	4,305

Total occupied homesites, end of period	54,512	32,072	33,597

During the nine months ended September 30, 2004, we ordered 3,104 new homes, of which 2,871 have been delivered.  On September 30, 2004, our total rental home inventory was 8,896 homes, including the approximately 1,100 homes acquired in the Hometown acquisition.

We expect increased sales and leasing activity in the coming months due to our focus on affordable price points, increased marketing and training of our employees, and the availability of chattel financing through our consumer finance program.   In the three months and nine months ended September 30, 2004 we sold 277 and 432 manufactured homes from our home inventory, respectively.  In addition, in the three months and nine months ended September 30, 2004 we funded 61 and 92 home loans, respectively.

OTHER DEVELOPMENTS

In August 2004 we cancelled our $125.0 million Senior Revolving Credit Facility and incurred approximately $3.3 million in debt extinguishment costs.  In September 2004, we obtained our Revolving Credit Mortgage Facility for borrowings of up to $85.0 million.  This facility is an obligation of a subsidiary of the Operating Partnership and is secured by the same 40 communities that previously secured the Senior Revolving Credit Facility, as well as various additional communities acquired subsequent to our IPO.  Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements related to the value and cash flow of the communities securing the loan. The Revolving Credit Mortgage Facility bears interest at the one month LIBOR plus 2.95% (4.78% at September 30, 2004) and has an initial term of one year.  We incurred a commitment fee of 0.5% at the closing of the facility and will pay origination fees of 0.5% with each advance.  The facility contains no significant financial covenants.

In August 2004, we amended our floorplan lines of credit to provide borrowings of up to $50.0 million, secured by manufactured homes in inventory.  Under the amended lines of credit, the lender will advance 90% of the cost of manufactured homes for the first $40.0 million in advances, with the remaining $10.0 million in advances made at 75% of home costs.  Repayments of borrowed amounts are due upon sale or lease of the related manufactured home.  Advances under the amended lines of credit will bear interest ranging from the prime rate plus 75bp to the prime rate plus 4.00% (5.50% to 8.75% at September 30, 2004), based on the length of time each advance has been outstanding.  Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home.  The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase.  The amended lines of credit require the Operating Partnership to maintain a minimum tangible net worth of $500.0 million, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million.  We are in compliance with all financial covenants of the lines of credit as of September 30, 2004.  The lines of credit are subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

In July, 2004, we completed the acquisition of the Western Mobile Estates manufactured home community located in West Valley City, Utah, comprising 145 homesites.  The total purchase price of $3.8 million included $3.76 million in seller financing.  In September, 2004, we completed the acquisition of the Willow Creek Estates manufactured home community located in Ogden, Utah, comprising 137 homesites for a total cash purchase price of $3.2 million.

In July 2004, we entered into a real estate auction agreement to sell 12 communities, comprising 2,933 homesites, geographically located where the company does not have market concentration. The auction was held on

September 21, 22 and 24, 2004.  In addition to the 12 communities, as part of the auction, the company also contracted to sell two parcels of undeveloped commercial land located adjacent to one of its communities in Colorado. These sales are scheduled to close during the fourth quarter. The sales are expected to result in net proceeds to the company of $21.6 million after selling commissions, sales expenses and repayment of approximately $6.0 million of associated debt.  In September 2004, we entered into an agreement to sell our Sea Pines, Camden Point and Butler Creek communities, comprising 1,073 homesites, to an unaffiliated third party for a total sales price of approximately $5.9 million.  These sales are scheduled to close during the fourth quarter of 2004.

We may also sell additional communities that are located in markets where we do not have sufficient concentration, that do not have long-term prospects meeting our return and growth objectives or that have high enough sales proceeds as to enhance shareholder value through redeployment of proceeds.

In October we entered into a real estate auction agreement to sell fourteen communities. The auction is presently scheduled for December, resulting in closings of the sale transactions during the first quarter of 2005. There can be no assurance that these will be completed.

On November 1, 2004, the company announced the resignation of George McGeeney, President and Chief Operating Officer.  The Board of Directors has appointed Scott Jackson, Chairman and Chief Executive Officer, to the additional role of Co-Chief Operating Officer.  In addition, the Board of Directors appointed John Sprengle, Vice Chairman, to the role of President and Co-Chief Operating Officer and Lawrence Kreider to Chief Financial Officer.

BUSINESS OBJECTIVES, PROPERTY MANAGEMENT, AND OPERATING STRATEGIES

We continue to believe our industry needs to re-address its fundamental competitive advantage – affordability.  We believe that we can provide a clean, attractive and affordable place to live that generates profits for our investors, is competitive with other forms of housing and provides real value and service to our residents.  To that end, we have built a business plan that provides affordability and value in the home, in the financing and in our communities.  We have focused on (i) the roll-out of our in-community sales program, (ii) the roll-out of our consumer finance program and (iii) the integration of the Hometown acquisition in terms of human resources, capital expenditures and information systems.

With respect to our occupancy programs, our primary tools are (i) our rental home program, including our lease with option to purchase program (ii) our for-sale inventory and (iii) our consumer finance program.  Our focus is to utilize our community managers, leasing managers and district level marketing managers to make (i) cash sales of vacant used homes, used rental homes coming off lease and newly purchased repossessions, (ii) home leases with option to purchase, and (iii) standard home leases.  Through Enspire, our in-community sales and finance company, we are focusing on sale of new and used homes at prices greater than $15,000.

With respect to property management, we have expanded our district management infrastructure from 7 districts to 12 districts to reflect the increase of approximately 30,000 homesites to our overall portfolio.  Our integration priorities for the portfolio include our human resources, training, IT systems and capital expenditure projects.  Through the present time, we have upgraded a majority of the community managers from the acquired Hometown communities, causing delays in driving our occupancy programs.

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

THE PROPERTIES

As of September 30, 2004, our portfolio consisted of 329 manufactured home communities (net of 15 communities classified as discontinued operations, see Note 10 in the accompanying financial statements) comprising 67,336 homesites located in 29 states and 74 markets, generally oriented toward all-age living.  Our five largest markets are Dallas-Fort Worth, Texas, with 10.9% of our total homesites; Atlanta, Georgia, with 7.5% of our total homesites; Salt Lake City, Utah, with 5.7% of our total homesites; the Front Range of Colorado, with 4.9% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas, with 3.6% of our total homesites.

As of September 30, 2004, our communities had an occupancy rate of 81.0%, and the average monthly rental income per occupied homesite was $321. Leases for homeowners are generally month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of September 30, 2004.

	Number of Total Homesites	Percentage of Total	Occupancy	Rental Income Per Occupied Homesite Per Month (3)
Market (1)	(2)	Homesites	9/30/2004	9/30/04 (4)

Dallas/Ft Worth, TX	7,369	10.9%	76.1%	$349
Atlanta, GA	5,074	7.5%	84.0%	328
Salt Lake City, UT	3,835	5.7%	91.1%	341
Front Range, CO	3,301	4.9%	88.1%	425
Kansas City/Lawrence/Topeka	2,436	3.6%	88.4%	283
Wichita, KS	2,315	3.4%	64.8%	282
Jacksonville, FL	2,257	3.4%	86.0%	331
St Louis, MO - IL	2,159	3.2%	80.4%	288
Orlando, FL	1,996	3.0%	86.3%	329
Oklahoma City, OK	1,911	2.8%	79.0%	304
Greensboro/Winston Salem, NC	1,416	2.1%	68.1%	253
Davenport/Moline/Rock Island	1,412	2.1%	85.7%	264
Charleston, SC	1,233	1.8%	76.2%	233
Elkhart/Goshen, IN	1,225	1.8%	79.5%	314
Inland Empire, CA	1,223	1.8%	91.7%	410
Nashville, TN	1,134	1.7%	71.5%	273
Southeast Florida	1,124	1.7%	95.9%	476
Raleigh/Durham/Chapel Hill, NC	1,095	1.6%	82.0%	326
Syracuse, NY	1,091	1.6%	56.9%	338
Tampa/Lakeland/Winter Haven, FL	1,005	1.5%	79.5%	269
Subtotal – top 20 Markets	44,611	66.1%	81.3%	331
All Other Markets	22,725	33.9%	80.4%	303
Total / Weighted Average	67,336	100.0%	81.0%	$321

(1)                                  Markets are defined by our management.

(2)                                  Results as of and for the nine months ended September 30, 2004 reflect acquisitions made and operations discontinued during the period.

(3)                                  Rental Income is defined as homeowner rental income, home renter rental income and other rental income reduced by move-in bonuses and rent concessions.

(4)                                  For communities acquired during the quarter, weighted average all-in rent (homesite rent and home rent) was used as a proxy for Rental Income Per Occupied Homesite Per Month.”

COMMUNITIES

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

The following table presents certain information relative to our real estate segment as of and for the three months ended September 30, 2004 and 2003. “Same Communities” reflects information for all communities owned by us at both January 1, 2003 and September 30, 2004. “Same Communities” does not include the Hometown acquisition, the D.A.M. portfolio acquisition or the nine other communities that we acquired subsequent to January 1, 2003 (in thousands, except home, community and income and revenue per unit information).

	Same Communities (4)		Real Estate Segment (4)
	2004	2003	2004	2003
For the three months ended September 30:
Average total homesites	39,124	39,122	67,197	39,618
Average total rental homes	6,969	5,303	8,610	5,323

Average occupied homesites - homeowners	26,714	29,664	48,203	30,022
Average occupied homesites - rental homes	5,435	4,169	6,295	4,185
Average total occupied homesites	32,149	33,833	54,498	34,207
Average occupancy - rental homes	78.0%	78.6%	73.1%	78.6%
Average occupancy - total	82.2%	86.5%	81.1%	86.3%

For the three months ended September 30:
Real estate revenue
Homeowner rental income	$23,068	$24,299	$41,288	$24,552
Home renter rental income	9,474	8,051	10,952	8,137
Other	141	47	337	45
Rental income	32,683	32,397	52,577	32,734
Utility and other income	3,654	3,625	5,751	3,656
Total real estate revenue	36,337	36,022	58,328	36,390
Real estate expenses
Property operations expenses	$13,883	$11,954	$22,311	$12,091
Real estate taxes	2,890	2,529	4,267	2,569
Total real estate expenses	16,773	14,483	26,578	14,660

Real estate net segment income (5)	$19,564	$21,539	$31,750	$21,730
Average monthly real estate revenue per total occupied homesite (1)	$377	$355	$357	$355
Average monthly homeowner rental income per homeowner occupied homesite (2)	$288	$273	$286	$273
Average monthly real estate revenue per total homesite (3)	$310	$307	$289	$306

As of September 30:
Total communities owned	206	206	329	209
Total homesites	39,124	39,122	67,336	39,753
Occupied homesites	32,072	33,597	54,512	34,003
Total rental homes owned	7,095	5,656	8,858	5,721
Occupied rental homes	5,607	4,305	6,631	4,366

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

(5)          Real estate net segment income provides a measure of rental operations that does not include property management, depreciation, amortization, interest expense and non-property specific expenses such as general and administrative expenses. We present real estate net segment income because we consider it an important supplemental measure of the operating performance of our communities and believe it is frequently used by lenders, securities analysts, investors and other interested parties in the evaluation of REITs, many of which present real estate net segment income when reporting their results.  Real estate net segment income is defined as income from rental and other property and manufactured homes less expenses for property operations and real estate taxes.  Real estate net segment income does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the repayment of principal on debt and payment of dividends on common and preferred stock. Real estate net segment income should not be considered a substitute for net income (calculated in accordance with GAAP) or a measure of results of operations or cash flows (calculated in accordance with GAAP) as a measure of liquidity.

	Three Months Ended September 30,
	Same Communities				As Reported
	2004		2003		2004	2003
Net segment income:
Real estate	$19,564	(a)	$21,539	(a)	$31,750	$21,730
Retail home sales and finance	—	(b)	—	(b)	(2,269)	(725)
Insurance	(15)		11		(15)	11
Corporate and other	(141)		57		(141)	57
	19,408		21,607		29,325	21,073
Other expenses:
Property management	1,236	(c)	1,286		1,978	1,286
General and administrative	4,390	(d)	3,672		4,441	3,672
Early termination of debt	—		—		3,258	—
Retail home sales asset impairment	—		—		—	1,385
Depreciation and amortization	12,828	(e)	11,085	(e)	19,413	11,912
Interest expense	10,028	(f)	14,365	(f)	13,981	14,452
Total other expenses	28,482		30,408		43,071	32,707
Interest income	351		344		351	344
Loss before allocation to minority interest	(8,723)		(8,457)		(13,395)	(11,290)
Minority interest	284		1,170		519	1,562
Loss from continuing operations	(8,439)		(7,287)		(12,876)	(9,728)
Income from discontinued operations	—		—		430	73
Gain (loss) on sale of discontinued operations	—		—		(2,292)	3,333
Minority interest in discontinued operations	—		—		104	(471)
Net loss	(8,439)		(7,287)		(14,634)	(6,793)
Preferred stock dividend	—		—		(2,577)	—
Net loss available to common stockholders	$(8,439)		$(7,287)		$(17,211)	$(6,793)

(a) Same communities real estate net segment income excludes results of communities acquired in the Hometown and other acquisitions after January 1, 2003 and the communities sold before September 30, 2004.

(b) Excludes segment results as a result of the restructuring in September 2003 in which we closed all stand-alone retail stores existing on January 1, 2003 at which time we had no significant in-community sales operations.

(c) Excludes additional property management expenses incurred in connection with the Hometown acquisition.

(d) Excludes restricted stock expenses of $51 recognized in connection with the IPO and vested in the three months ended September 30, 2004.

(e) Excludes the following costs recognized in the Hometown and other acquisitions:

Depreciation of rental and other property and manufactured homes acquired	$5,186	$827
Amortization of lease intangibles and customer relationships acquired	1,399	0
	$6,585	$827
(f) Excludes the pro rata portion of interest expense on mortgage loans secured by properties acquired in the Hometown and other acquisitions	$3,953	$87

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

The following table presents certain information relative to our real estate segment as of and for the nine months ended September 30, 2004 and 2003. “Same Communities” reflects information for all communities owned by us at both January 1, 2003 and September 30, 2004. “Same Communities” does not include the Hometown acquisition, the D.A.M. portfolio acquisition or the nine other communities that we acquired subsequent to January 1, 2003 (in thousands, except home, community and income and revenue per unit information).

	Same Communities (4)		Real Estate Segment (4)
	2004	2003	2004	2003
For the nine months ended September 30:
Average total homesites	39,123	39,097	60,124	39,394
Average total rental homes	6,520	5,000	7,680	4,968
Average occupied homesites - homeowners	27,399	30,192	43,438	30,524
Average occupied homesites - rental homes	5,117	3,876	5,690	3,812
Average total occupied homesites	32,516	34,068	49,128	34,336
Average occupancy - rental homes	78.5%	77.5%	74.1%	76.7%
Average occupancy - total	83.1%	87.1%	81.7%	87.2%

For the nine months ended September 30:
Real estate revenue
Homeowner rental income	$70,419	$74,382	$110,852	$74,917
Home renter rental income	27,549	22,132	30,423	22,253
Other	412	111	875	111
Rental income	98,380	96,625	142,150	97,281
Utility and other income	10,599	10,472	15,060	10,508
Total real estate revenue	108,979	107,097	157,210	107,789
Real estate expenses
Property operations expenses	$37,566	$34,114	$54,766	$34,343
Real estate taxes	8,808	7,656	11,981	7,701
Total real estate expenses	46,374	41,770	66,747	42,044

Real estate net segment income (5)	$62,605	$65,327	$90,463	$65,745

Average monthly real estate revenue per total occupied homesite (1)	$372	$349	$356	$349
Average monthly homeowner rental income per homeowner occupied homesite (2)	$286	$274	$284	$273
Average monthly real estate revenue per total homesite (3)	$310	$304	$291	$304

As of September 30:
Total communities owned	203	203	329	209
Total homesites	39,124	39,122	67,336	39,753
Occupied homesites	32,072	33,597	54,512	34,003
Total rental homes owned	7,095	5,656	8,858	5,721
Occupied rental homes	5,607	4,305	6,631	4,366

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

(5)          Real estate net segment income provides a measure of rental operations that does not include property management, depreciation, amortization, interest expense and non-property specific expenses such as general and administrative expenses. We present real estate net segment income because we consider it an important supplemental measure of the operating performance of our communities and believe it is frequently used by lenders, securities analysts, investors and other interested parties in the evaluation of REITs, many of which present real estate net segment income when reporting their results.  Real estate net segment income is defined as income from rental and other property and manufactured homes less expenses for property operations and real estate taxes.  Real estate net segment income does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the repayment of principal on debt and payment of dividends on common and preferred stock. Real estate net segment income should not be considered a substitute for net income (calculated in accordance with GAAP) or a measure of results of operations or cash flows (calculated in accordance with GAAP) as a measure of liquidity.

	Nine Months Ended September 30,
	Same Communities				As Reported
	2004		2003		2004	2003
Net segment income:
Real estate	$62,605	(a)	$65,327	(a)	$90,463	$65,745
Retail home sales and finance	—	(b)	—	(b)	(2,812)	(1,366)
Insurance	(126)		100		(126)	100
Corporate and other	(315)		235		(315)	235
	62,164		65,662		87,210	64,714
Other expenses:
Property management	3,604	(c)	3,854		5,046	3,854
General and administrative	13,355	(d)	11,722		23,550	11,722
Initial public offering (“IPO”) related costs	—		—		4,417	—
Early termination of debt	—		—		16,685	—
Retail home sales asset impairment					—	1,385
Depreciation and amortization	38,631	(e)	36,924	(e)	52,808	37,066
Interest expense	32,841	(f)	42,732	(f)	41,627	42,904
Total other expenses	88,431		95,232		144,133	96,931
Interest income	1,001	(g)	1,094		1,190	1,094
Loss before allocation to minority interest	(25,266)		(28,476)		(55,733)	(31,123)
Minority interest	1,342		3,937		4,041	4,303
Loss from continuing operations	(23,924)		(24,539)		(51,692)	(26,820)
Income from discontinued operations	—		—		1,000	260
Gain (loss) on sale of discontinued operations					(2,292)	3,333
Minority interest in discontinued operations	—		—		66	(493)
Net loss	(23,924)		(24,539)		(52,918)	(23,720)
Preferred stock dividend	—		—		(6,388)	—
Net loss available to common stockholders	$(23,924)		$(24,539)		$(59,306)	$(23,720)

(a) Same communities real estate net segment income excludes results of communities acquired in the Hometown, D.A.M and other acquisitions after January 1, 2003 and the community sold before September 30, 2004.

(b) Excludes segment results as a result of the restructuring in September 2003 in which we closed all stand-alone retail stores existing on January 1, 2003 at which time we had no significant in-community sales operations.

(c) Excludes additional property management expenses incurred in connection with the Hometown acquisition.

(d) Excludes restricted stock expenses of $10,195 recognized in connection with the IPO and vested in the nine months ended September 30, 2004.

(e) Excludes the following costs recognized in the Hometown, D.A.M and other acquisitions:

Depreciation of rental and other property and manufactured homes acquired	$11,055	$132
Amortization of lease intangibles and customer relationships acquired	3,122	10
	$14,177	$142
(f) Excludes the pro rata portion of interest expense on mortgage loans secured by properties acquired in the Hometown, D.A.M. and other acquisitions	$8,786	$172

(g) Excludes interest earned on additional cash received in connection with the IPO, the financing transaction and the Hometown acquisition.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

Overview.  Our results for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 include the continuing operations of the 78 communities acquired from Hometown comprising 24,115 homesites acquired in 2004 and, accordingly, are not included in our operations for the third quarter of 2003.  Our results for the three months ended September 30, 2004 also include the operations of 36 communities acquired from D.A.M. comprising 3,573 homesites from the date of acquisition, June 30, 2004 through September 30, 2004 and six other acquisitions we completed between January 1, 2004 and September 30, 2004, which, accordingly, are not included in our operations for the three months ended September 30, 2003.

Revenue.  Revenue for the three months ended September 30, 2004 was $62.5 million compared to $42.9 million for the three months ended September 30, 2003, an increase of $19.6 million, or 46%.  This increase is due to an increase of $19.8 million in rental income and a decrease of $246,000 in other revenue consisting of sales of manufactured homes, utility income and net consumer finance interest income.

The rental income increase of $19.8 million is primarily due to $16.6 million from the Hometown acquisition, $3.0 million from other community acquisitions and corporate activity and $286,000 from same communities. The increase in same communities’ revenues is due to $2.1 million from increased rental rates and $774,000 from home renter rental income partially offset by $2.6 million from lower occupancy.

The decrease in other income of $246,000 is due to a $2.1 million decrease in sales of manufactured homes partially offset by a $1.8 million increase in utility and other income and $34,000 in net consumer finance interest income.   Sales of manufactured homes increased to 277 units from 130 units due primarily to our in-community retail home sales and financing initiative partially offset by the closing of 19 retail dealerships in 2003 in connection with redirecting our retail home sales business to focus exclusively on sale of homes within our communities.   Per unit sales prices were substantially lower during the three months ended September 30, 2004 compared to the same period in 2003.

Property Operations Expense.  For the three months ended September 30, 2004 total property operations expenses were $22.3 million, as compared to $12.1 million for the three months ended September 30, 2003, an increase of $10.2 million or 85%. The increase is due primarily to increases in expenses of $6.4 million from the Hometown acquisition, $1.8 million from other community acquisitions and $1.9 million from same communities. The increase from same communities is due primarily to increases in salaries and benefits of $789,000, repairs and maintenance expense of $922,000, professional fess of $274,000 and insurance expenses of $196,000.    The repairs and maintenance increase primarily reflects the effects of our larger rental unit portfolio of $591,000 and four hurricanes that impacted a number of our Florida communities of approximately $453,000.   Our larger rental unit portfolio also contributed to $63,000 of the insurance increase.

Real Estate Taxes Expense.  Real estate taxes expense for the three months ended September 30, 2004, was $4.3 million, as compared to $2.6 million for the three months ended September 30, 2003, an increase of $1.7 million or 64%. The increase is due primarily to the Hometown acquisition total of $1.3 million, other community acquisitions of $67,000 and an increase in same communities of $361,000.  The same community increase is primarily due to the larger number of rental homes we own which accounted for $341,000 of the total.

Cost of Manufactured Homes Sold.  The cost of manufactured homes sold was $3.8 million for the three months ended September 30, 2004 compared to $5.1 million for the three months ended September 30, 2003, a decrease of $1.3 million, or 25%. The decrease is due to the combined effect of selling more homes in 2004 offset by the lower per unit cost of the predominantly used homes sold in 2004 versus the higher cost of the predominantly new homes sold in 2003.  The gross margin in manufactured homes sold decreased to 6% for the three months ended September 30, 2004 from 17% for the three months ended September 30, 2003.

Retail Home Sales, Finance and Insurance Expense.  For the three months ended September 30, 2004 total retail home sales, finance, insurance and other operations expenses were $2.8 million as compared to $2.1 million for three months ended September 30, 2003, an increase of $726,000 or 35%. This increase is due to the increase of manufactured homes sold and the costs associated with creating the community based sales and finance organization.  The increase is partially offset by the elimination of the costs of maintaining stand-alone retail stores.

Property Management Expense.  Property management expenses for the three months ended September 30, 2004 were $2.0 million, as compared to $1.3 million for the three months ended September 30, 2003, an increase of $692,000, or 54%. The increase is due primarily to the expansion from seven to twelve district offices and the related staffing costs for the new districts in connection with the Hometown and D.A.M. acquisitions and the resultant increase in our community portfolio.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2004, was $4.4 million as compared to $3.7 million for the three months ended September 30, 2003, an increase of $769,000, or 21%. The increase was due primarily to $747,000 in professional fees related to our IPO and public company issues that we do not believe will continue, higher salaries and benefits costs of $173,000, or 8%, higher insurance costs of $205,000 or 209%, and higher travel costs of $138,000, or 47%, partially offset by reduced rent costs of $139,000, or 70%.

Early Termination of Debt

The three months ended September 30, 2004 include the one-time write off of unamortized loan fees of $3.3 million related to the $125.0 million Senior Revolving Credit Facility that we terminated in August.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2004 was $19.4 million as compared to $11.9 million for the three months ended September 30, 2003, an increase of $7.5 million, or 63%. The increase is due primarily to increased depreciation on communities acquired in the Hometown acquisition, other community acquisitions and manufactured home acquisitions.

Retail Home Sales Asset Impairment

During the three months ended September 30, 2003, we began redirecting our retail home sales efforts from a stand-alone retail location program to an in-community sales program.  In connection with this redirection we recorded $1.4 million to reduce the carrying value of fixed assets to fair value and to record the cost of remaining lease obligations at the retail dealerships closed in the quarter.  No such impairment charges were recorded in 2004.

Interest Expense.  Interest expense for the three months ended September 30, 2004 was $14.0 million, as compared to $14.5 million for the three months ended September 30, 2003, a decrease of $471,000, or 3%. The decrease is due to lower interest rates on the variable rate debt and $1.1 million of interest we capitalized related to the development of long-lived assets partially offset by interest paid on our increased level of borrowings.

Interest Income.  Interest earned on notes receivable, cash and cash equivalents, restricted cash and loan reserves increased by $7,000 from $344,000 for the three months ended September 30, 2003 to $351,000 for the three months ended September 30, 2004.

Minority Interest.  Minority interest for the three months ended September 30, 2004 was $519,000, as compared to $1.6 million for the three months ended September 30, 2003, a decrease of $1.0 million, or 67%. The decrease was due the recording of $393,000 in Preferred Partnership Unit distributions, the higher loss before allocation to minority interest and a decrease in minority interest share of net loss to 5.6% after our IPO from 13.9% for the periods prior to our IPO.

Discontinued Operations.  During the three months ended September 30, 2004, we designated 15 communities as assets held for sale, completing an auction for 12 communities and entering into contracts to sell three communities.  In addition, during the three months ended September 30, 2003, we sold the Sunrise Mesa community located in Apache Junction, Arizona. Accordingly, we have reflected the income from operations of these communities of $430,000 for the three months ended September 30, 2004 and $73,000 for the three months ended September 30, 2003 as discontinued operations.  We have also recorded $2.3 million in loss for the assets to be sold in the three months ended September 30, 2004 and the actual gain of $3.3 million on the Sunrise Mesa sale in the three months ended September 30, 2003.   As a result of this activity, we have recorded the related minority interest of the discontinued operations of $104,000 for the three months ended September 30, 2004 and ($471,000) for the three months ended September 30, 2003.

Preferred Stock Dividend.  As of September 30, 2004, the ARC Board of Directors had declared a $0.5156 dividend on each of the 5.0 million outstanding shares of our Series A Preferred Stock, payable October 30, 2004, amounting to $2.6 million, $1.7 million of which has been earned and accrued through September 30, 2004.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was $17.2 million for the three months ended September 30, 2004, as compared to $6.8 million for the three months ended September 30, 2003, an increase of $10.4 million, or 153%.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Overview.  Our results from continuing operations for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 include the continuing operations of 78 communities acquired from Hometown comprising 24,155 homesites from the date of acquisition, February 18, 2004 through September 30, 2004 and, accordingly, are not included in our operations for the first nine months of 2003.  Our results for the nine months ended September 30, 2004 also include the operations of 36 communities acquired from D.A.M. comprising 3,573 homesites from the date of acquisition, June 30, 2004 through September 30, 2004 and six other acquisitions we completed between January 1, 2004 and September 30, 2004, which accordingly, are not included in our operations for the nine months ended September 30, 2003.

Revenue.  Revenue for the nine months ended September 30, 2004 was $164.4 million compared to $129.2 million for the nine months ended September 30, 2003, an increase of $35.2 million or 27%. This increase is due to an increase of $44.9 million in rental income offset by a decrease of $9.7 million in other revenue consisting of sales of manufactured homes, utility and other income and net consumer finance interest income.

The rental income increase of $44.9 million is due to $39.5 million from the Hometown acquisition, $3.6 million from other community acquisitions and corporate activity and $1.8 million from same communities. The increase in same communities revenues is due to $6.6 million from increased rental rates and $2.4 million from home renter rental income partially offset by $7.2 million from lower occupancy.

The decrease in other income of $9.7 million is due to a $13.1 million decrease in sales of manufactured homes partially offset by an increase of $3.4 million in utility and other income and net consumer finance interest income.  Sales of manufactured homes decreased to 432 units from 448 units due to the closing of 19 retail dealerships in 2003, partially offset by increased sales from our in community retail home sales and financing initiative.  Per unit sales prices were also substantially lower during the nine months ended September 30, 2004 compared to the same period in 2003.

Property Operations Expense.  For the nine months ended September 30, 2004 total property operations expenses were $54.8 million, as compared to $34.3 million for the nine months ended September 30, 2003, an increase of $20.4 million, or 60%. The increase is due primarily to increases in expenses of $14.7 million from the Hometown acquisition, $2.3 million from D.A.M and other community acquisitions and corporate activity and $3.5 million from same communities. The increase from same communities is due primarily to higher salaries and benefits of $1.5 million or 16%, higher repairs and maintenance of $1.4 million or 28%, higher professional fees of $197,000 or 31% and higher insurance costs of $189,000 or 11%, partially offset by lower office expenses of $215,000 or 53%.

Real Estate Taxes Expense.  Real estate taxes expense for the nine months ended September 30, 2004, was $12.0 million, as compared to $7.7 million for the nine months ended September 30, 2003, an increase of $4.3 million or 55%. The increase is due primarily to the Hometown acquisition, other community acquisitions and an increase in same communities in the number of rental homes we own.

Cost of Manufactured Homes Sold.  The cost of manufactured homes sold was $6.2 million for the nine months ended September 30, 2004 compared to $15.9 million for the nine months ended September 30, 2003, a decrease of $9.7 million, or 61%.  The decrease was a result of the mix of used versus new homes sold during the period.  The gross margin in manufactured homes sold decreased to 9% for the nine months ended September 30, 2004 from 20% for the nine months ended September 30, 2003.

Retail Home Sales, Finance, Insurance and Other Operations Expense.  For the nine months ended September 30, 2004 total retail home sales, finance, insurance and other operations expenses were $4.3 million as compared to $6.6 million for nine months ended September 30, 2003, a decrease of $2.3 million or 35%.  This decrease is due to the elimination of the costs of maintaining stand-alone retail stores, partially offset by the costs related to an increase of manufactured homes sold.

Property Management Expense.  Property management expenses for the nine months ended September 30, 2004 were $5.1 million, as compared to $3.9 million for the nine months ended September 30, 2003, an increase of $1.2 million, or 31%. The increase is due primarily to the expansion from seven to twelve district offices and the related staffing costs for the new districts in connection with the Hometown and D.A.M. acquisitions and the resultant increase in our community portfolio.

General and Administrative Expense.  General and administrative expense for the nine months ended September 30, 2004, was $23.6 million, as compared to $11.7 million for the nine months ended September 30, 2003, an increase of $11.8 million, or 101%. The increase was due primarily to a one-time charge to salaries and benefits of $10.1 million incurred in conjunction with the IPO in which we granted 530,000 shares of restricted stock that vested immediately.  The remaining increase in other costs is due primarily to severance of $474,000 incurred in the nine months ended September 30, 2004, higher travel costs of $419,000 or 38%, professional services of $280,000 or 22%, and insurance costs of $384,000 or 126%.

IPO Related Costs.  During the nine months ended September 30, 2004, we incurred $4.4 million in organization and other costs directly related to the IPO.  These costs included legal fees, third party due diligence costs, travel expenses, transfer taxes, filing fees and other miscellaneous items.

Early termination of debt. During the nine months ended September 30, 2004, we wrote off $10.4 million of loan origination costs and incurred expense of $6.3 million related to exit fees applicable to the repayment of debt in the financing transaction.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the nine months ended September 30, 2004 was $52.8 million as compared to $37.1 million for the nine months ended September 30, 2003, an increase of $15.7 million, or 42%. The increase is due to increased depreciation on communities acquired in the Hometown acquisition, other community acquisitions and manufactured home acquisitions.

Interest Expense.  Interest expense for the nine months ended September 30, 2004 was $41.6 million, as compared to $42.9 million for the nine months ended September 30, 2003, a decrease of $1.3 million, or 3%. The decrease is primarily due to lower interest rates and interest we capitalized related to the development of long-lived assets, partially offset by the increase in outstanding debt related to the Hometown acquisition and the related refinancing activities.

Interest Income.  Interest earned on notes receivable, cash and cash equivalents, restricted cash and loan reserves increased by $96,000, from $1.1 million for the nine months ended September 30, 2003 to $1.2 million for the nine months ended September 30, 2004. The increase is due to the larger cash balances resulting from the IPO and the financing transaction.

Minority Interest.  Losses allocated to minority interest owners for the nine months ended September 30, 2004 was $4.0 million as compared to $4.3 million for the nine months ended September 30, 2003, a decrease of $262,000, or 6%. The decrease was due primarily to a decrease in the minority interest share of net loss to approximately 5.6% after our IPO from 13.9% for the periods prior to our IPO and distributions to our Partnership Preferred Unitholders, partially offset by the impact of our increase in loss before allocation to minority interest.

Discontinued Operations.  During the nine ended September 30, 2004, we entered into a real estate auction agreement to sell a total of twelve communities and two parcels of land.  In addition, we separately entered into a sales agreement to sell our Sea Pines, Camden Point and Butler Creek communities.  During the nine months ended December 31, 2003, we sold the Sunrise Mesa community.  We have reflected $1.0 million of income from the operation of these assets, $2.3 million of loss on the sale of these assets and the impact of the related minority interest of $66,000 as discontinued operations during the nine months ended September 30, 2004.  During the nine months ended September 30, 2003, we have reflected $260,000 of income from the operation of these assets, $3.3 million of gain on the sale of these assets and the impact of the related minority interest of $(493,000) as discontinued operations.

Preferred Stock Dividend.  As of September 30, 2004, the ARC Board of Directors had declared a $0.4182 dividend on each of the 5.0 million outstanding shares of our Series A Preferred Stock, paid April 30, 2004, a $0.5156 dividend paid July 30, 2004 and a $0.5156 dividend payable October 30, 2004 amounting to $7.3 million, $6.4 million of which has been recorded in the Statement of Operations through September 30, 2004.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was $59.3 million for the nine months ended September 30, 2004, as compared to $23.7 million for the nine months ended September 30, 2003, an increase of $35.6 million or 150%. Our net loss attributable to common stockholders for the nine months ended September 30, 2004 includes $31.2 million of costs related to the IPO, financing transactions and the Hometown acquisition including (a) $10.1 million from restricted stock grants, (b) $4.4 million from IPO related organization and other costs and (c) $16.7 million from the early termination of debt.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we have approximately $1,006.5 million of outstanding indebtedness.  Approximately $785.1 million, or 78%, of our total indebtedness is fixed rate and approximately $221.4 million, or 22%, is variable rate. In February 2004, we entered into a two-year interest rate swap agreement pursuant to which we will effectively fix the base rate portion of the interest rate with respect to $100.0 million of our variable rate debt. As a result, approximately 88% of our total existing indebtedness will be subject to fixed interest rates for a minimum of two years. In connection with the repayment of existing indebtedness in our financing transaction, we incurred approximately $6.3 million in exit fees that we have included in early termination of debt. In connection with the new senior variable rate mortgage debt, we have purchased interest rate caps to limit our interest costs in the event of increases in one-month LIBOR above 5.00%.

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

We expect to meet our short-term liquidity needs generally through net cash provided by operations, sales of unencumbered homes (including vacant homes, used rental homes coming off lease, and newly purchased repossessions), working capital generated from our IPO and the financing transaction, existing cash and funding under our revolving credit mortgage facility, our floorplan line of credit, our retail home sales and consumer finance facilities and a revolving home lease receivables line of credit, for which we have obtained no commitment to date. There is no assurance that we will complete a revolving home lease receivables line of credit.  Simultaneously with the closing of our IPO and the financing transaction, we entered into a $125.0 million senior revolving credit facility, which was later cancelled and replaced with our revolving credit mortgage facility, and a $225.0 million retail home sales and consumer finance debt facility.  The IPO and the financing transaction also produced approximately an additional $73.0 million in cash including the exercise of the underwriters’ over-allotment option. Under our revolving credit mortgage facility and our amended floor plan line of credit, we expect to be able to borrow, subject to certain borrowing base limitations, up to $85.0 million to fund future acquisitions of manufactured home communities and additional rental homes, capital expenditures and other working capital needs, including the payment of distributions to our common stockholders.  Under our amended floorplan line of credit we expect to be able to borrow, subject to certain borrowing base limitations, up to $50.0 million to fund future acquisitions of manufactured homes.  Under our retail home sales and consumer finance debt facility we expect we will be able to borrow, subject to certain borrowing base limitations, up to $225.0 million to fund qualified loans made to residents who purchase homes in our communities.  We also expect to raise capital by selling some of our communities and have already made arrangement for the sale of 15 communities as of September 30, 2004 (see Note 10).   In addition to our existing sources of capital, our company has significant experience in raising private equity, and we may in the future use that experience to enter into financing joint ventures or other similar arrangements from time to time if we determine that such a structure would provide the most efficient means of raising capital.

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

We expect to meet our long-term liquidity requirements for the funding of community acquisitions, purchases of additional rental homes, purchase, sale and financing of homes to new residents in our communities,  distributions required to maintain our REIT status and to pay our estimated distribution of $1.25 per common share per annum, dividend payments on our Series A cumulative redeemable preferred stock and our Series B and C Preferred Partnership units, and other non-recurring capital improvements through net cash provided by operations, long-term secured and unsecured indebtedness, the issuance of equity and debt securities, our retail home sales and consumer finance debt facility and our amended floor plan line of credit, the extension or replacement of our revolving credit mortgage facilities and the sale of certain of our communities. We expect to refinance our indebtedness as it comes due.

CASH FLOWS

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Cash provided by operations was $24.5 million and $13.8 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash provided by operations for 2004 as compared to 2003 was due primarily to increased homesites resulting from our Hometown and D.A.M. portfolio acquisitions.

Cash used in investing activities was $608.0 million and $25.2 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in 2004 as compared to 2003 was due primarily to the Hometown and D.A.M. portfolio acquisitions and an increase in acquisitions of other communities and manufactured homes.

Cash provided by financing activities was $592.4 million and $9.1 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in 2004 as compared to 2003 was primarily due to issuance of additional indebtedness and common and preferred stock issuances in connection with our IPO, partially offset by the repayment of existing indebtedness and the payment of both common and preferred stock dividends.

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2004 and 2003. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

At September 30, 2004, we have approximately $1,006.5 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands):

Amounts in thousands
2004	$53,338
2005	11,958
2006 (1)	203,240
2007	10,790
2008	61,621
Thereafter	658,283
Commitments	999,230
Unamortized premium related to indebtedness asummed in Hometown and DAM acquisitions	7,297
$1,006,527

(1)          $180,754 of senior variable rate mortgage debt due 2006 may be extended for three additional 12-month periods at our option and subject to certain conditions.

FFO

As defined by NAREIT, FFO represents income (loss) from continuing operations (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss before preferred stock dividend (a)	$(12,876)	$(9,728)	$(51,692)	$(26,820)
Plus:
Depreciation and amortization	19,413	11,912	52,808	37,066
Income from discontinued operations	430	73	1,000	260
Depreciation from discontinued operations	397	111	999	221
Less:
Amortization of loan origination fees	(725)	(968)	(3,114)	(2,932)
Depreciation expense on furniture equipment and vehicles	(363)	(1,077)	(820)	(1,464)
Minority interest portion of FFO reconciling items	(1,067)	(1,391)	(3,200)	(4,588)
FFO	5,209	(1,068)	(4,019)	1,743
Less preferred stock dividend	(2,577)	—	(6,388)	—
FFO available to common stockholders	$2,632	$(1,068)	$(10,407)	$1,743

(a) Our FFO for the nine months ended September 30, 2004 includes $31.2 million of costs related to the IPO, financing transactions and the Hometown acquisition.

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

As of September 30, 2004, our total debt outstanding was approximately $1,006.5 million, which was comprised of approximately $785.1 million of indebtedness subject to fixed interest rates. Approximately $221.4 million or 22% of our total consolidated debt is variable rate debt.  In February 2004, we entered into a two-year interest rate swap agreement pursuant to which we effectively fixed the base rate portion of the interest rate with respect to $100.0 million of our variable rate debt. As a result, approximately 88% of our total indebtedness after completion of our IPO and the financing transactions is subject to fixed interest rates for a minimum of two years.

If LIBOR were to increase by 1.00%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.2 million annually. If, after consideration of the interest rate swap agreement described above, LIBOR were to increase by 1.00%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.0 million annually.

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

The following table sets forth certain information with respect to our indebtedness outstanding as of September 30, 2004 (in thousands):

	Amount of Debt	Percent of Total Debt	Effective Weighted Average Interest Rate	Maturity Date
	(dollars in thousands)
Fixed Rate Debt
Senior fixed rate mortgage due 2012	$304,670	30.3%	7.35%	2012
Senior fixed rate mortgage due 2014	214,024	21.3%	5.53%	2014
Senior fixed rate mortgage due 2009	100,006	9.9%	5.05%	2009
Various individual fixed rate mortgages due 2004 through 2031	165,336	16.4%	7.31%	2004-2031
Other loans	1,067	0.1%	8.67%	2005
	785,103	78.0%	6.55%
Variable Rate Debt
Senior variable rate mortgage due 2006	180,754	18.0%	4.76%	2006
Revolving credit mortgage facility	20,000	2.0%	4.78%	2005
Floorplan lines of credit	20,670	2.0%	7.71%	2004
	221,424	22.0%	4.18%
	$1,006,527	100.0%	6.02%

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by the regulations of the Securities and Exchange Commission (“SEC”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions to be made regarding required disclosure. The Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

We also maintain a system of internal controls. The term “internal controls,” as defined by the American Institute of Certified Public Accountants’ Codification of Statement on Auditing Standards, AU Section 319, means controls and other procedures designed to provide reasonable assurance regarding the achievement of objectives in the reliability of our financial reporting, the effectiveness and efficiency of our operations and of our compliance with applicable laws and regulations. There have been no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2004, we repurchased a total of 8,025 OP Units from unit holders for a cash purchase price of approximately $125,000.

ITEM 6. EXHIBITS

(a)          Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of November 2004.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

By:	/s/ LAWRENCE E. KREIDER
Lawrence E. Kreider
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

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

10.1	Separation and Release Agreement, dated as of October 26, 2004, by and between George W. McGeeney, Affordable Residential Communities Inc. and ARC Management Services, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed