Form 10-K
period 2004-12-31
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2005-03-31
CIK 1265131

Use these links to rapidly review the document
Table of Contents
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31987

Affordable Residential Communities Inc.
(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	84-1477939
(State of incorporation)	(IRS Employer Identification No.)
600 Grant Street, Suite 900 Denver, Colorado 80203 (Address of principal executive offices and zip code)
(303) 291-0222 (Telephone number, including area code of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Based on the closing price of the registrant's Common Stock on the New York Stock Exchange on June 30, 2004, the aggregate market value of the common equity held by non-affiliates of the Registrant was approximately $427.1 million. For the purpose of this response, executive officers and directors have been deemed to be affiliates of the Registrant.

        The number of shares of the Registrant's Common Stock outstanding at March 29, 2005 was 40,874,832 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the 2005 annual meeting of its shareholders are incorporated by reference in Part III of this report.

Table of Contents

Item	Description

PART I
1.	Business
2.	The Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information
PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services
PART IV
15.	Exhibits and Financial Statement Schedules

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that the company expects or anticipates will or may occur in the future, where statements are preceded by, followed by or include the words "believes," "expects," "may," "will," "would," "could," "should," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our ability to obtain future financing arrangements, estimates relating to our future distributions, our understanding of our competition, market trends, projected capital expenditures, the impact of technology on our products, operations and business are forward-looking statements.

        The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. These risks, along with the risks disclosed in the section of this report entitled "Risk Factors" and the following factors, could cause actual results to vary from our forward-looking statements: national, regional and local economic climates, future terrorist attacks in the U.S. or abroad, competition from other forms of single or multifamily housing, changes in market rental rates, supply and demand for affordable housing, the cost of acquiring, transporting, setting or selling manufactured homes, the availability of manufactured homes from manufacturors, the availability of financing for us to acquire additional manufactured homes, the ability of manufactured home buyers to obtain financing, our ability to maintain rental rates and maximize occupancy, the level of repossessions by manufactured home lenders, the adverse impact of external factors such as changes in interest rates, inflation and consumer confidence, the ability to identify acquisitions, the pace of acquisitions and/or dispositions of communities and new or rental homes, our corporate debt ratings, demand for home purchases in our communities and demand for financing of such purchases, demand for rental homes in our communities, the condition of capital markets, actual outcome of the resolution of any conflict, our ability to successfully operate acquired properties, our ability to maintain our REIT status, environmental uncertainties and risks related to natural disasters, and changes in and compliance with real estate permitting, licensing and zoning laws including legislation affecting monthly leases and rent control and increases in property taxes.

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

PART I

ITEM 1. BUSINESS

GENERAL

        Affordable Residential Communities Inc. is a Maryland corporation organized as a fully integrated, self-administered and self-managed equity real estate investment trust ("REIT") for U. S. federal income tax purposes and is engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses including acting as agent in the sale of homeowners' insurance and related products, all exclusively to residents and prospective residents of our communities. We were organized in July 1998 and operate primarily through Affordable Residential Communities LP (the "Operating Partnership" or "OP") and its subsidiaries, of which we are the sole general partner and owned 94.4% as of December 31, 2004.

        Manufactured home communities are residential developments designed and improved for the placement of detached, single-family manufactured homes that are produced off-site and installed and set on residential sites within a community. The owner of a home leases the site on which it is located and the lessee of a home leases both the home and site on which the home is located. As of December 31, 2004, we owned and operated 315 communities in 27 states containing 63,661 homesites with occupancy of 81.5%.

RECENT EVENTS

        On February 18, 2004, we completed our initial public offering ("IPO") of approximately 22.3 million shares of our common stock priced at $19.00 per share (excluding approximately 2.3 million shares sold by selling stockholders) and 5,000,000 shares of our preferred stock priced at $25.00 per share. The net proceeds to the company from our IPO of common stock and preferred stock were $517.5 million (before expenses). On March 17, 2004, we issued 791,592 shares of common stock pursuant to the underwriters' exercise of their over-allotment option generating net proceeds to the company of $14.0 million. In conjunction with the IPO, we also completed a financing transaction consisting of $500 million of new mortgage debt and the repayment of certain existing indebtedness. We also entered into a $125 million revolving credit facility that we canceled in August 2004 without having borrowed, and a $225 million four-year term consumer finance facility to finance the sale of homes to our residents and prospective residents upon which we have not borrowed. In August 2004, we amended our floorplan lines of credit to provide borrowings of up to $50 million secured by our homes. In September 2004, we entered into a revolving credit mortgage facility for borrowings of up to $85 million secured by a group of our communities. In March 2005, we issued $25 million in 30 year unsecured trust preferred securities. In March 2005, we also obtained a commitment for a $75 million lease receivables line of credit secured by our rental homes and the related leases. In connection with this facility, we expect to modify the existing $225 million consumer finance facility that is with the same lender as the lease receivables facility to provide for borrowings up to a combined limit of $200 million under the consumer finance facility and lease receivable line of credit.

        We acquired 90 manufactured home communities from Hometown America, L.L.C. ("Hometown") between February 18, 2004 and April 9, 2004. The 90 acquired communities are located in 24 states and total 26,406 homesites. The total purchase price for these communities and related assets was approximately $615.3 million including assumed indebtedness with a fair value of $93.1 million. We used the proceeds from our IPO and financing transaction to complete this transaction.

        On June 30, 2004, we acquired 36 manufactured home communities from D.A.M. MASTER ENTITY, L.P. The communities are located in 3 states in the Northeast U.S. and include 3,573 homesites, with approximately 90% of the homesites located in Pennsylvania. The total purchase price

(including the costs of manufactured homes) was approximately $65.5 million, including assumed indebtedness with a fair value of $29.7 million. In addition to cash and assumption of debt, this acquisition was funded through the issuance by the Operating Partnership of new Series "B", "C" and "D" Partnership Preferred Units ("PPU"), for proceeds totaling $33.1 million. All of the "D" series PPUs, totaling $8.0 million, were redeemed for cash on July 6, 2004.

        In the third quarter 2004 we discontinued 15 properties comprising 4,006 homesites, selling 12 of these properties comprising 2,933 homesites in an auction in September 2004 and three of these properties comprising 1,073 homesites in negotiated sales agreements. In December 2004, we discontinued an additional 15 properties comprising 3,149 homesites, selling 12 of these properties in an auction in December 2004. As of March 29, 2005, we have closed sales transactions on 28 of these properties. We have recast our results for all periods presented to classify these properties as discontinued.

        Our five largest markets at December 31, 2004 were: Dallas-Fort Worth, Texas, with 11.4% of total homesites; Atlanta, Georgia, with 7.8% of total homesites; Salt Lake City, Utah, with 6.0% of total homesites; the Front Range of Colorado, with 5.2% of total homesites; and Kansas City/Lawrence/Topeka, with 3.8% of total homesites.

GENERAL INFORMATION

        Our main office is located at 600 Grant Street, Suite 900, Denver, CO 80203 and our telephone number is (303) 291-0222. Our internet address is www.aboutarc.com. On our Investor Relations website, which can be accessed through www.aboutarc.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; our proxy statement related to our annual stockholders' meeting; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations website are available free of charge. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document. A copy of our Codes of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our website. We will provide, at no cost, a copy of our Codes of Conduct and Ethics, Corporate Governance Guidelines and Board Committee Charters upon request by phone or in writing at the above phone number or address, attention: Investor Relations.

        In 2004, our Chief Executive Officer certified to the NYSE, pursuant to Section 303A.12 of the NYSE's listing standards, that he is unaware of any violation by us of the NYSE's corporate governance listing standards.

STRUCTURE OF COMPANY

        We were formed in 1998 as a Maryland corporation that elected to be taxed as a REIT. The operations of the company are primarily conducted through the Operating Partnership, a Delaware limited partnership, in which the company owns a 94.4% general partnership interest. The financial results of the OP and its subsidiaries are consolidated into the financial statements of the company. Because certain activities are prohibited for REITs, the company has formed taxable subsidiaries to engage in these activities.

        The balance of the interest in the OP, or 5.6% which are limited partnership interests, are paired with special voting shares at the REIT, which give these OP unit holders voting rights at the REIT equal to 5.6% of the stockholder votes.

BUSINESS OBJECTIVES

        Our principal business objectives are to achieve sustainable long-term growth in cash flow per share and to maximize returns to our stockholders. Our key operating objectives include the following:

        Community Renovation and Repositioning.    We utilize a comprehensive four-stage process that we call B-F-F-R (Buy—acquisition, Fix—physical infrastructure and resident quality, Fill—occupancy level, Run—ongoing, long-term operations) to renovate and reposition the communities we acquire and improve their operating performance. Our prior acquisitions generally have targeted communities that demonstrate opportunities for improvement in operating results due to: (i) below market-rate leases; (ii) high operating expenses; (iii) poor infrastructure and resident quality; (iv) inadequate capitalization and/or (v) a lack of professional management. We have established district and regional management that has a sufficiently limited span of control to allow for strong focus on community development. We have also established a mobile management team positioned to address specific issues related to particular markets and drive new programs. We focus on our communities utilizing B-F-F-R according to their relative occupancy levels as follows:

  •
  For communities above 90% occupancy of which we had 108 communities with 19,457 homesites averaging 95% occupancy as of December 31, 2004, we primarily focus on improving operating margins through expense and overhead management, utility recovery and creation of additional revenue sources;

  •
  For communities between 80% and 90% occupancy, of which we had 91 communities with 18,622 homesites averaging 85% occupancy as of December 31, 2004, we focus on sales and leasing activities, resident retention and delivering the necessary homes to the community to allow for occupancy growth; and

  •
  For communities below 80% occupancy, of which we had 62 communities with 13,166 homesites between 70% and 80% averaging 75% occupancy and another 54 communities with 12,416 homesites below 70% occupancy averaging 62% occupancy as of December 31, 2004, we focus on developing community management and sales staff, making capital expenditures, supplying necessary homes to provide for occupancy growth and establishing resident standards with respect to behavior and rent payment.

        Significant Presence in Key Markets.    Approximately 69% of our homesites are located in our 20 largest markets, of which we believe we have a leading market share in 15 of these markets, based on number of homesites. We focus our growth in select markets characterized by limited development, expensive alternative housing costs, a strong, diversified economic base and/or an ability to increase our market share and achieve economies of scale. Increasing our presence and market share enables us to (i) achieve operating efficiencies and economies of scale by leveraging our local property management infrastructure and other operating overhead over a larger number of communities and homesites, (ii) provide potential residents with a broader range of affordable housing options in their market, (iii) increase our visibility and brand recognition and leverage advertising costs and (iv) obtain more favorable terms and faster turnaround time on construction, renovation, repairs and home installation services. We believe the significant size and geographic diversification of our portfolio reduces our exposure to risks associated with geographic concentration, including the risk of economic downturns or natural disaster in any one market in which we operate.

        Broad-Based Marketing Efforts.    We have developed and implemented numerous marketing initiatives to enhance the visibility of our communities, maintain and improve our occupancy, identify our good customers, reward them and lengthen the duration of their tenure. We have active marketing and sales teams at both the corporate and local market level. Our ability to provide financing to our residents and prospective residents is supported by the consumer finance facility as expected to be amended. We have also established a Hispanic marketing initiative targeted at addressing the specific needs and cultural preferences of the fastest growing segment of the U.S. population.

        Proactive Management to Maximize Occupancy.    In response to challenging industry conditions, particularly the shortage of available consumer financing, we have developed and implemented a range of programs aimed primarily at increasing and maintaining our occupancy, improving resident satisfaction and retention, increasing revenue and improving our operating margins. We focus on converting long-term renters into homeowners and improving occupancy through the sale of older homes for cash, the financing of sales of newer homes and the leasing of newer homes with a lease with option to purchase product or a standard 12-month lease.

        Customer Satisfaction and Quality Control.    Our goal is to meet the needs of our residents for housing alternatives in a clean and attractive environment at affordable prices. We have established a nation-wide call center with bilingual staff to manage resident communications and enhance our sales and marketing efforts. We approach our business with a consumer product focus with an emphasis on value and quality to our residents and prospective residents. We have quality assurance programs executed through employee training and adherence to guidelines developed by our senior management, based in part upon surveys of our customers. Our customer focus and quality controls look to provide consistency and quality of product and to enable our community managers to effectively market our communities and improve our occupancy and resident retention across our portfolio.

        Community Acquisitions.    Over the last nine years, ARC and partnerships managed by our co-founders have acquired over 340 communities with over 70,000 homesites. We invest in dedicated resources, including acquisition, due diligence, construction and marketing teams allowing us to significantly broaden our acquisition universe, incorporating stabilized and non-stabilized communities. We have compiled a proprietary computer database containing detailed information on over 28,000 manufactured home communities located throughout the U.S., which enables us to take advantage of acquisition opportunities quickly, often before the community has been marketed publicly.

COMMUNITY SALES AND ACQUISITIONS

        We evaluate our aggregate community asset pool to determine whether any communities do not meet the established market and asset criteria enumerated above and/or whose cost of operating, development, refurbishment or occupancy fill we consider inordinately high. Historically, the company has and may continue to acquire such communities in order to facilitate multiple community acquisitions we believe to be essential to planned, strategic growth. In selling communities, we have focused on communities that are in isolated markets where we cannot readily achieve economies of scale, that cannot be readily reached by district management, or that require extensive expenditures of capital and management time in relation to the potential benefit. We also consider the benefits we may obtain from the liquidity provided in the sale that we can better deploy in other development activities elsewhere. As such, we may consider selling those communities that are fully developed and offer little growth prospects in addition to those that require excess capital investment in relation to the future benefit. We anticipate that we will engage in additional sales of communities in the future.

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

        We have developed a comprehensive acquisition program that we believe enables us to identify and execute on opportunities to acquire communities, subject to our available financial resources, and improve their occupancy and operating results. Our ability to identify, perform due diligence and acquire a range of stabilized and non-stabilized manufactured home communities (i) significantly broadens our acquisition universe, (ii) eliminates the need to pursue high risk, high cost greenfield development and (iii) substantially enhances our ability to attain leading market share and operating efficiencies in our key markets. These acquisitions may include large, high occupancy manufactured home communities with a quality resident base and well located manufactured home communities suffering from poor management, poor infrastructure, deferred maintenance and/or a poor quality resident base.

        In evaluating acquisition opportunities we take into account various market and asset considerations. Our review of market conditions in a particular market takes into account population growth, demand for affordable housing, costs of alternative housing, local general economic conditions, ability to enhance market share, ability to achieve economies of scale in conjunction with other communities we own, supply constraints on competing sources of housing, location and other nearby sources of competition. Our review of the specific community takes into account its design and construction quality, current physical condition, resident quality, lease terms, rent levels, expense levels and expansion opportunities. Following acquisition, we seek to improve operations by obtaining appropriate rent levels, managing expenses (notably utility metering), establishing internal controls over cash management, rent collection and accounting procedures, optimizing use of technology for information and communication needs, developing on-site community management, implementing uniform resident and community operations standards and regularly maintaining the community.

LEASES

        Homesite leases for homeowners are typically month-to-month, unless a longer term is required by state law, and require homeowners to maintain their home to applicable community standards. Leases for rental homes are typically for a term of one year and require us to maintain the home.

RENTAL HOMES

        We established our rental home program in the fourth quarter of 2000. We receive home renter rental income from persons who rent homes and homesites from us. As of December 31, 2004, we owned 8,286 rental homes with an occupancy rate of 72.5%. During 2004 and 2003 we purchased 4,024 and 1,325 rental homes, respectively. Our purchases in 2004 included approximately 1,100 manufactured homes in connection with the Hometown acquisition.

HOME SALES

        Through our in-community home sales business, we sell older homes that are vacant or coming off lease for cash and sell newer homes primarily with credit. We support our community managers with qualified sales representatives and a sales management organization. We have a nation-wide call center that refers leads to the local level. We acquire manufactured homes in quantities and at prices enabling us to provide our prospective residents a convenient turnkey housing option in our communities at a reasonable price. Homes available for purchase include our rental homes and a mix of new and used single-section and multi-section homes located in our communities. We strive to provide homes that generally are priced lower than comparable homes available from retail sellers in the marketplace by minimizing retail gross profits and passing along these savings to our homebuyers.

        The significant changes in the manufactured housing industry, particularly the shortage of consumer financing to support sales of manufactured homes for placement in our communities, have required us to change our approach to filling vacancies. Beginning in late 2002 we redirected our retail home sales efforts away from a retail dealership presence and into an in-community presence focused exclusively on sales of homes in our communities to parties who will become residents. During 2003 we ceased operation of our stand-alone retail dealership locations, recording charges to reduce the carrying value of fixed assets to fair value. Our in-community retail home sales business operates in conjunction with our consumer finance business through which we provide credit to qualified buyers of homes in our communities.

IN-COMMUNITY FINANCING

        Our in-community finance initiative is designed to increase and maintain occupancy and provide a service to residents and other prospective purchasers seeking a convenient turnkey housing option. We provide loans to qualifying buyers to facilitate their purchase of manufactured homes that are located in our communities. We focus on financing lower priced homes, generally ranging from $10,000 to $30,000, through loans with terms of 8 to 15 years, that we believe will result in greater value to our customers and better performing loans for us.

THE MANUFACTURED HOUSING COMMUNITY INDUSTRY

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

        Each homeowner in a manufactured home community leases a site on which a home is located from the community. The manufactured home community owner owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance of the community. Generally, each homeowner is responsible for the maintenance of his home and upkeep of his leased site. In some cases, customers may rent homes or enter into a lease-to-own contract with the community owner maintaining ownership and responsibility for the maintenance and upkeep of the home during the lease period. Both of these options provide flexibility for customers seeking a more affordable, shorter term housing option and allow the community owner to meet a broader demand for housing, thus improving occupancy and cash flow.

        We believe manufactured home communities have several characteristics that make them an attractive investment when compared to certain other types of real estate, particularly multifamily, including:

  •
  Significant Barriers to Entry.  We believe the supply of new manufactured home communities will be constrained due to significant barriers to entry present in the industry, including: (i) various zoning restrictions and negative zoning biases against manufactured home communities; (ii) substantial upfront costs associated with the development of infrastructure, amenities and other offsite improvements required by various governmental agencies, and (iii) a significant length of time before lease-up and revenues can commence.

  •
  Large and Growing Demographic Group of Potential Customers.  We consider households earning between $25,000 and $50,000 per year to be our core customer base. This demographic group represents approximately 30% of overall U.S. households, according to 2000 U.S. Census data. In addition, our Hispanic marketing initiative targets the fastest growing population segment in the U.S. According to U.S. Census data, from 1990 to 2000, the Hispanic population grew by approximately 58%, increasing from 22 million to 35 million versus an overall population growth rate of 13%. According to U.S. Census data, the Hispanic population increased from 9% to nearly 13% of the overall population from 1990 to 2000.

  •
  Stable Resident Base.  We believe manufactured home communities tend to achieve and maintain a stable rate of occupancy, with an average residency tenure of approximately five to seven years, due to the following factors: (i) residents generally own their own homes; (ii) moving a manufactured home from one community to another involves substantial cost and effort and often results in the abandonment of on-site improvements made by the resident such as decks, garages, carports and landscaping; and (iii) residents enjoy a sense of community inherent in manufactured home communities similar to residential subdivisions.

  •
  Fragmented Ownership of Communities.  Manufactured home community ownership in the U.S. is highly fragmented, with a majority of manufactured home communities owned by individuals. The top five manufactured home community owners control approximately 6% of the total number of manufactured home community homesites.

  •
  Low Recurring Capital Requirements.  While manufactured home community owners are responsible for maintaining the infrastructure of the community, each homeowner is responsible for the upkeep of his or her own home and homesite, thereby reducing the manufactured home community owner's ongoing maintenance expenses and capital requirements.

  •
  Affordable Homeowner Lifestyle.  Manufactured home communities offer an affordable lifestyle typically unavailable in apartments, including lack of common walls, a yard for each resident, three bedroom/two bathroom or larger floor plans and a sense of community based on length of residency tenure, community layout and resident interaction fostered through community activities and programs.

        The manufactured housing industry continues to face a challenging operating environment which has resulted in losses, exits from the industry and significant curtailment of activity among manufacturers, retailers and consumer finance companies. According to MHI, industry shipments (a measure of manufacturers' home production and wholesale sales) have declined from 372,843 homes in 1998 to 130,802 in 2004. We believe this dramatic decline in production and sales is largely the result of an over-supply of consumer credit from 1994 to 1999, which led to over-stimulation in the manufacturing, retail and finance sectors of the industry. Current industry conditions are further exacerbated by low mortgage interest rates and less stringent credit requirements for the purchase of entry-level site-built homes, thereby reducing the price competitiveness of manufactured housing.

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

        Within the manufactured home community sector, community operators are currently facing several challenges, including: (i) an increase in repossessions and abandonments of manufactured homes resulting in an increase in bad debt expense; (ii) a shortage of available consumer financing for buyers of manufactured homes; (iii) weak overall economic conditions throughout the U.S.; and (iv) a relatively low mortgage interest rate environment for financing purchases of entry-level site-built homes. Despite these conditions, which have combined to create downward pressure on occupancy, manufactured home community owners and operators have been relatively less affected than the other sectors of the manufactured housing industry, primarily due to a customer base with a longer average residency tenure.

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

        A variety of laws affect lease with option to purchase arrangements for manufactured homes, including Regulation M, as well as similar state laws. We have developed a lease with option to purchase program which seeks to comply with these laws, but there is little or no application, interpretation or precedent with respect to the application of these laws to our program. A failure to comply with these laws could result in significant costs of bringing our program into compliance, legal actions and limitations or restrictions on our ability to operate, any of which could have an adverse affect on our cash flows from operations.

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

RENT CONTROL LEGISLATION

        Certain states and municipalities have adopted laws and regulations specifically regulating the ownership and operation of manufactured home communities. These laws and regulations include provisions imposing restrictions on the timing or amount of rent increases and granting to community residents a right of first refusal on a sale of their community by the owner to a third party. Enactments of similar laws have been considered from time to time in other jurisdictions. We currently own 8,475 homesites in two states that have rent control regulations, Florida and California. These communities represent 13.3% of our total homesites. We presently expect to continue to operate manufactured home communities, and may in the future acquire manufactured home communities, in areas that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. Laws and regulations regulating landlord/tenant relationships or otherwise relating to the ownership and operation of manufactured home communities, whether existing law or enacted in the future, could limit our ability to increase rents or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances.

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

EMPLOYEES

        Our employees are all employed by our management services subsidiary and perform various property management, maintenance, acquisition, renovation and management functions. As of December 31, 2004, our management services subsidiary had 925 full-time equivalent employees. None of the employees is represented by a union.

RISK FACTORS

        Before you invest in our securities, you should be aware that there are various risks, including those described below. You should consider carefully these risk factors together with all of the other information included or incorporated by reference in this report before you decide your actions with respect to our securities. The following Risk Factors could adversely affect our revenue, expenses, net income, cash flow, ability to pay or refinance our debt obligations, ability to make distributions to our shareholders, and/or the per share trading price of our stock.

Risks Related to Our Properties and Operations

        Adverse economic or other conditions in the markets in which we do business, including our five largest markets of Dallas-Fort Worth, Texas; Atlanta, Georgia; Salt Lake City, Utah; the Front Range of Colorado; and Kansas City/Lawrence/Topeka, could negatively affect our occupancy and results of operations. Our operating results are dependent upon our ability to achieve and maintain a high level of occupancy in our communities. Adverse economic or other conditions in the markets in which we do business, and specifically in metropolitan areas of those markets, may negatively affect our occupancy and rental rates, which in turn, may negatively affect our revenues. If our communities do not generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, our net income, funds from operations ("FFO"), cash flow, financial condition, ability to make distributions to stockholders and common stock trading price could be adversely affected. The following factors, among others, may adversely affect the occupancy of our communities and/or the revenues generated by our communities:

  •
  the national economic climate and the local or regional economic climate in the markets in which we operate, which may be adversely impacted by, among other factors, plant closings, industry slowdowns, relocation of businesses, and changing demographics;

  •
  competition from other available manufactured housing sites or available land for the placement of manufactured homes outside of established communities and alternative forms of housing (such as apartment buildings and site-built single-family homes);

  •
  local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area;

  •
  the residential rental market, which may limit the extent to which our rents, whether for homes or homesites, may be increased to meet increased expenses without decreasing our occupancy rates;

  •
  perceptions by prospective tenants of the safety, convenience and attractiveness of our communities and the neighborhoods where they are located;

  •
  our ability to provide adequate management, maintenance and insurance; or

  •
  increased operating costs, including insurance premiums, real estate taxes and utilities.

        Our communities located in Dallas-Fort Worth, Texas; Atlanta, Georgia; Salt Lake City, Utah; the Front Range of Colorado; and Kansas City/Lawrence/Topeka contain approximately 11.4%, 7.8%, 6.0%, 5.2% and 3.8%, respectively, of our total homesites. As a result of the geographic concentration of our communities in these markets, we are particularly exposed to the risks of downturns in these local economies as well as to other local real estate market conditions or other conditions which could adversely affect our occupancy rates, rental rates and the values of communities in these markets.

        Our results of operations also would be adversely affected if our tenants are unable to pay rent or if our homesites or our rental homes are unable to be rented on favorable terms. If we are unable to promptly relet our homesites and rental homes or renew our leases for a significant number of our homesites or rental homes, or if the rental rates upon such renewal or reletting are significantly lower than expected rates, then our business and results of operations would be adversely affected. In addition, certain expenditures associated with each community (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from such community and could increase without a corresponding increase in rental or other income. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or market conditions.

        In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increase in defaults under existing leases, which would adversely affect our net income, FFO, cash flow, financial condition, ability to pay or refinance our debt obligations, ability to make distributions to our stockholders and the per share trading price of our common stock.

        We may not be able to maintain and improve our occupancy through expansion of our home lease with option to purchase program and our rental home program, which could negatively affect our revenue and our results of operations.    We have responded to the challenging operating environment for manufactured home communities by developing and implementing a range of programs and initiatives aimed at increasing and maintaining our occupancy, including our home lease with option to purchase program and our rental home program. Our ability to maintain and increase occupancy and improve our operating margins in our existing communities in the future will depend to a large degree upon the success of these programs.

        Pursuant to our rental home program, we acquire manufactured homes, place them on unoccupied homesites in selected communities in our portfolio and lease them, typically for a one-year lease term. For the year ended December 31, 2004, rental income received from residents of our rental homes totaled $40.3 million. Our overall occupancy at December 31, 2004 was 81.5% with homeowners occupying 72.1% of our total homesites and tenants in our rental homes occupying approximately 9.4% of our total homesites. If we are unable to improve and maintain occupancy in our communities through expansion of our lease with option to purchase program and our rental home program, our operating results may be negatively affected. Our ownership of rental homes also increases our capital requirements and our operating expenses and subjects us to greater exposure to risks such as re-leasing risks and mold-related claims. In addition, our increased sales and leasing activities increase our exposure to these matters as well as to legal and regulatory compliance costs and risks and to litigation and claims arising out of the same.

        Our lease with option to purchase program is a new program which differs significantly from the lease-to-own programs offered by certain of our competitors, and we are not aware of any lease with option to purchase program structured in a manner similar to ours. Accordingly, while we believe our program has been structured and is being implemented in compliance with applicable legal and regulatory requirements in all material respects, we have no significant past experience operating this program and neither the structure and terms of the program nor our management and implementation of the program have been subject to review by any court or regulatory agency or authority in any suit or proceeding. There can be no assurance, if any such review were to occur, that the structure and terms of the program and our management and implementation of the program will be found to be in compliance with all such applicable legal and regulatory requirements. Any determination by a court or other agency or authority of competent jurisdiction finding a violation of any applicable legal or regulatory requirements, or the threat of such a determination, could subject us to material fines, penalties, judgments or other payments, which could have an adverse effect on our financial condition and results of operations, and also could result in significant changes to the structure and terms of the program, which could increase the costs to us of continuing the program or otherwise adversely affect our ability to continue to maintain the program, which could have an adverse effect on our ability to increase occupancy and improve our results of operations.

        We may not be able to maintain and improve our occupancy through expansion of our in-community home sales and financing initiative, which could negatively affect our revenue and our results of operations.    We have responded to the challenging operating environment for manufactured home communities by developing and implementing a range of programs and initiatives aimed at increasing and maintaining our occupancy, including our in-community home sales and financing initiative. Our ability to maintain and increase occupancy and improve our operating margins in our existing communities in the future will depend to some degree upon the success of this initiative. Through our in-community home sales and financing initiative, we intend to significantly expand our capability both to acquire for-sale manufactured home inventory and sell these homes to customers in our communities at reasonable prices and to finance sales of these homes to customers in our communities. We have obtained a multi-year debt facility pursuant to which we will be able to fund up to $125 million to support loan originations in connection with the sale of homes in our communities. If we are not able to maintain this debt facility, we do not expect to be able to fully fund this initiative, which could significantly impair our ability to maintain or increase our occupancy in our communities and to achieve growth in our revenue and operating margins.

        The availability of advances under our consumer finance debt facility is subject to certain conditions that are beyond our control. Conditions that could result in our inability to draw on these facilities include a downgrade of the lender's credit rating and the absence of certain markets for financing debt obligations secured by securities or mortgage loans. Funding under this facility may also be denied if the lender determines that the value of the assets serving as collateral would be insufficient to maintain the required 75% loan-to-value ratio upon giving effect to a request for funding. The lender can also at any time require that we prepay amounts funded or provide additional collateral if in its judgment this is necessary to maintain the 75% loan-to-value ratio.

        We have no significant operating history in the consumer finance business and we cannot assure you that we will be able to successfully expand this initiative and manage this business. Loans produced by our in-community home sales and financing initiative may have higher default rates than we anticipate, and demand for consumer financing may not be as great as we anticipate or may decline. Our in-community home sales and financing initiative operates in a regulated industry with significant consumer protection laws, and the regulatory framework may change in a manner which may adversely affect our operating results. The regulatory environment and associated consumer finance laws create a risk of greater liability from our in-community home sales and financing initiative and could subject us to private claims and awards. This initiative is dependent on licenses granted by state and federal regulatory bodies, which may be withdrawn or which may not be renewed and which could have an adverse impact on our ability to achieve our operating objectives. We have obtained many, and are in the process of obtaining all of the remaining state and local licenses and permits necessary for us to implement this initiative in all of the markets in which we operate.

        We continue to work to integrate the Hometown communities, and we may not realize the improvements in occupancy and operating results that we anticipate from this acquisition.    The Hometown acquisition was significantly larger than the largest portfolio acquisition of manufactured home communities we had completed previously, and there can be no assurance that we will in fact be able to effectively integrate all of the Hometown communities and fully realize the anticipated benefits of this acquisition. In evaluating these communities following the acquisition, we have encountered and continue to address various issues associated with integrating them into our operations, including significant employee turnover and replacement, higher than anticipated deferred maintenance costs and issues relative to resident quality of life. Because we do not have the same operating experience with the Hometown communities as we do with our other manufactured home communities, we have not been able to fully anticipate operating difficulties with the Hometown communities, such as lease-related issues, zoning issues, environmental issues, personnel issues or mold-related issues, to the same degree that we can anticipate similar operating difficulties with the other manufactured home communities we currently operate. In addition, as a result of the Hometown acquisition, we now operate manufactured home communities in 14 new markets in which we did not previously have experience operating, and our lack of experience in these markets may hinder our ability to successfully operate the Hometown communities in these markets and to achieve our anticipated operating results.

        We also must continue to address the existing vacancies in the Hometown communities through our programs and initiatives aimed at increasing occupancy, including our rental home program and our in-community retail home sales and consumer financing initiative. Delays in completing the integration of the Hometown communities resulting from the issues described above have resulted in delays in implementing these programs and initiatives at the Hometown communities. If we are not successful in implementing our rental home program and other initiatives in managing the Hometown communities, we may not be able to achieve the improvements in occupancy and operating results that we anticipate from the Hometown acquisition, which could adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay distributions to our shareholders.

        The terms of our acquisition agreement with Hometown may cause us to incur additional costs and liabilities.     Pursuant to the acquisition agreement with Hometown, we have assumed all liabilities and obligations of Hometown with respect to the Hometown communities and the other acquired assets, whether known or unknown, absolute or contingent, and whether arising before or after the date we acquired the Hometown communities, subject to limited exceptions. In addition, Hometown is not required to indemnify us for any inaccuracy in or breach of any of its representations or warranties in the agreement. As a result of these provisions, we are responsible for liabilities and obligations with respect to the Hometown communities and the other acquired assets for which we have no recourse to Hometown or anyone else, and we may incur unanticipated costs in connection with completion of the Hometown acquisition and the integration of the Hometown communities in excess of our expected costs.

        The manufactured housing industry continues to face a challenging operating environment marked by a shortage of available financing for home purchases and a significant decrease in manufactured home shipments, which has put downward pressure on occupancy in manufactured home communities and may continue to do so.    The manufactured housing industry continues to face a challenging operating environment which has resulted in losses, exits from the industry and significant curtailment of activity among manufacturers, retailers and consumer finance companies. According to Manufactured Housing

Institute, or MHI, industry shipments (a measure of manufacturing production and wholesale sales) have declined from 372,843 homes in 1998 to 130,802 in 2004. We believe this ongoing period of challenging industry conditions was the result of an over-supply of consumer credit from 1994 to 1999, which led to over-stimulation in the manufacturing, retail home sales and financing sectors of the industry. When compared to the manufacturing, retail home sales and consumer finance sectors of the manufactured housing industry, the manufactured home community sector has been relatively less affected than the other three sectors but is also facing challenging conditions, including an increase in the number of repossessed and abandoned homes, a shortage of consumer financing to support new manufactured home sales and move-ins and resale of existing homes in manufactured home communities, and historically low mortgage interest rates and favorable credit terms for traditional entry-level, site-built housing, all of which has put downward pressure on occupancy levels in our manufactured home communities and may continue to do so. We expect industry conditions will remain difficult for the foreseeable future, based partly on overall economic conditions throughout the U.S. and a continued shortage of consumer financing for manufactured home buyers.

        We have reported historical accounting losses on a consolidated basis since our inception, and we may continue to report accounting losses in the future.    We have had net losses available to common stockholders of $94.7 million, $34.4 million, $40.8 million and $13.1 million for the years ended December 31, 2004, 2003, 2002, and 2001, respectively. As of December 31, 2004, our retained deficit was $252.0 million. There can be no assurance that we will not continue to incur net losses in the future.

        We may not be successful in identifying suitable acquisitions that meet our criteria or in completing such acquisitions and successfully integrating and operating acquired properties, which may impede our growth and negatively affect our results of operations.    Our ability to expand through acquisitions is a part of our business strategy and requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable real estate properties or other assets that meet our acquisition criteria or in consummating acquisitions or investments on satisfactory terms. Failure to identify or consummate acquisitions will reduce the number of acquisitions we complete and slow our growth, which could in turn adversely affect our stock price.

        We continue to evaluate available manufactured home communities in select markets when strategic opportunities arise. Our ability to acquire properties on favorable terms and successfully integrate and operate them may be exposed to the following significant risks:

  •
  we may be unable to acquire a desired property because of competition from local investors and other real estate investors with significant capital, including other publicly traded REITs and institutional investment funds;

  •
  even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price which could reduce our profitability;

  •
  even if we enter into agreements for the acquisition of manufactured home communities, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

  •
  we may be unable to finance the acquisition at all or on favorable terms;

  •
  we may spend more than the time and amounts budgeted to make necessary improvements or renovations to acquired properties;

  •
  we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and consequently our results of operations and financial condition could be adversely affected;

  •
  market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

  •
  we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

        The availability of competing housing alternatives in our markets could negatively affect occupancy levels and rents in our communities, which could adversely affect our revenue and our results of operations.    All of our properties are located in markets that include other manufactured home communities. The number of competing manufactured home communities in a particular market could have a material effect on our ability to lease our homes and/or homesites and to maintain or raise rents. Other forms of multifamily residential properties and single family housing, including rental properties, represent competitive alternatives to our communities. The availability of a number of other housing options, such as apartment units and new or existing site-built housing stock, as well as more favorable financing alternatives for the same, could have an adverse effect on our occupancy and rents, which could adversely affect our cash flow and financial condition and ability to make distributions to our shareholders.

        Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flow.    We maintain comprehensive liability, fire, flood (where appropriate), extended coverage and rental loss insurance with respect to our properties with policy specifications, limits and deductibles customarily carried for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in, and anticipated profits and cash flow from, a property, which could adversely affect our financial condition and our ability to make distributions to our shareholders. In addition, if any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss or the amount of the loss may exceed our coverage for the loss.

        Environmental compliance costs and liabilities associated with operating our communities may affect our results of operations.    Under various federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.

        In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. All but one of our properties have been subject to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. These environmental audits have not revealed any significant environmental liability that we believe would have a material adverse effect on our business or results of operations. No assurances can be given that existing environmental studies with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of our properties did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties. Furthermore, material environmental conditions, liabilities, or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability, which would adversely affect our financial condition, results from operations and ability to make distributions to stockholders.

        Increases in taxes and regulatory compliance costs may reduce our revenue.    Costs resulting from changes in real estate tax laws generally are not passed through to tenants directly and will affect us. Increases in income, service or other taxes generally are not passed through to tenants under leases and may adversely affect our net income, FFO, cash flow, financial condition, ability to pay or refinance our debt obligations, ability to make distributions to stockholders, and the per share trading price of our common stock. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which would adversely affect our business and results of operations.

        Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents or dispose of our properties.    Certain states and municipalities have adopted laws and regulations specifically regulating the ownership and operation of manufactured home communities. These laws and regulations include provisions imposing restrictions on the timing or amount of rent increases and granting to community residents a right of first refusal on a sale of their community by the owner to a third party. Enactments of similar laws and regulations have been or may be considered from time to time in other jurisdictions. We currently own 8,475 homesites in two states that have rent control regulations, Florida and California. These communities represent 13.3% of our total homesites. We presently expect to continue to operate manufactured home communities, and may in the future acquire manufactured home communities, in areas that either are subject to one or more of these types of laws or regulations or in which legislation with respect to such laws or regulations may be enacted in the future. Laws and regulations regulating landlord/tenant relationships or otherwise relating to the ownership and operation of manufactured home communities, whether existing law or enacted in the future, could limit our ability to increase rents or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances.

        Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.    Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our properties are substantially in compliance with present requirements, we have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA, the FHAA or other legislation. If one or more of our communities is not in compliance with the ADA, the FHAA or other legislation, then we would be required to incur additional costs to bring the community into compliance. If we incur substantial costs to comply with the ADA, the FHAA or other legislation, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

        We may incur significant costs complying with other regulations applicable to our business.    The properties in our portfolio are subject to various federal, state and local regulatory requirements, such as state and local fire, life-safety and utility compliance requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We believe that the properties in our portfolio are currently in material compliance with all applicable regulatory requirements. Requirements may change and future requirements may require us to make significant unanticipated expenditures that could adversely affect our net income, FFO, cash flow and financial condition, ability to satisfy our debt service obligations, the per share trading price of our common stock and ability to make distributions to our stockholders.

        Expansion of our existing communities entails certain risks which may negatively affect our operating results.     We may expand our existing communities where a community contains adjacent undeveloped land and where the land is zoned for manufactured housing. The manufactured home community expansion business involves significant risks in addition to those involved in the ownership and operation of established manufactured home communities, including the risks that financing may not be available on favorable terms for expansion projects, that the cost of construction may exceed estimates or budgets, that construction and lease-up may not be completed on schedule resulting in increased debt service expense and construction costs, that long-term financing may not be available on completion of construction, and that homesites may not be leased on profitable terms or at all. In connection with any expansion of our existing communities, if any of the above occurred our financial condition, results of operations and ability to make expected distributions to stockholders could be adversely affected.

        Exposure to mold and contamination-related claims could adversely affect our results of operations.    We own a significant number of rental homes, which we lease to third parties. In each of these rental homes, we run a risk of mold, mildew and/or fungus related claims if these items are found in any home. In addition, we provide water and sewer systems in our communities and we run the risk that if a home is not properly connected to a system, or if the integrity of the system is breached, mold or other contamination can develop. If this were to occur, we could incur significant remedial costs and we may also be subject to private damage claims and awards, which could be material. If we become subject to claims in this regard, it could adversely affect our financial condition, results of operations and insurability, which could adversely affect our stock price and our ability to make distributions to our stockholders.

Risks Related to Our Debt Financings

        We are subject to the risks normally associated with debt financing, including the risk that payments of principal and interest on borrowings may leave us with insufficient cash to operate our communities or to pay our current quarterly distributions or any distributions necessary to maintain our REIT status.    As of December 31, 2004, we had approximately $1,001.6 million of outstanding indebtedness, all of which was secured. We expect to incur additional debt in the future to the extent necessary to fund our future cash needs, including making additional borrowings under our revolving credit facility or additional borrowings pursuant to other available financing sources. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancing and equity offerings. Further, we may need to borrow funds to maintain our current rate of quarterly cash distributions or to make distributions required to maintain our REIT status.

        Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

  •
  our cash flow may be insufficient to meet our required principal and interest payments;

  •
  we may be unable to borrow additional funds, either on favorable terms or at all, as needed, including to make acquisitions or to maintain our current quarterly dividend rate or make distributions required to maintain our REIT status;

  •
  we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

  •
  because a portion of our debt bears interest at variable rates, an increase in interest rates could materially increase our interest expense;

  •
  we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

  •
  after debt service, the amount available for distributions to our stockholders is reduced;

  •
  our debt level could place us at a competitive disadvantage compared to our competitors with less debt;

  •
  we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

  •
  we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

  •
  we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

  •
  our default under any one of our mortgage loans with cross-default or cross-collateralization provisions could result in default on other indebtedness or result in the foreclosures of other properties.

        We could become more highly leveraged because our organizational documents contain no limitation on the amount of debt we may incur.    Our organizational documents contain no limitations on the amount of indebtedness that we or our operating partnership may incur. Although we intend to maintain a balance between our total outstanding indebtedness and the value of our portfolio, we could alter this balance at any time. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated distributions and/or any distributions required to maintain our REIT status.

        Increases in interest rates may increase our interest expense, which would adversely affect our cash flow, our ability to service our indebtedness and our ability to make distributions to our stockholders.    As of December 31, 2004, approximately 23% of our debt was subject to variable interest rates. An increase in interest rates could increase our interest expense, which would adversely affect our cash flow, our ability to service our indebtedness and our ability to make distributions to our stockholders. As of December 31, 2004, we had a total of $229.9 million of variable rate debt bearing a weighted average interest rate of approximately 5.66% per annum. On February 26, 2004 we entered into a two-year interest rate swap agreement pursuant to which we effectively fixed the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, as of December 31, 2004, approximately 13% of our total indebtedness was subject to variable interest rates for a minimum of two years.

        Failure to hedge effectively against interest rate changes may adversely affect our results of operations.    We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations and ability to make distributions to our stockholders.

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

  •
  our cash flow and cash distributions; and

  •
  the market price per share of our common stock.

        If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Risks Related to Organizational and Corporate Structure

        Our business could be harmed if key personnel terminate their employment with us.    Our success is dependent on the efforts of our executive officers and senior management team. The top four members of our senior management team have in excess of 33 years of combined experience in the manufactured housing industry. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely affect our operations. We currently own and are the beneficiary of "key-man" life insurance for Scott D. Jackson, our Chairman and Chief Executive Officer, and we have entered into employment agreements with both Mr. Jackson and John G. Sprengle, our President and Co-Chief Operating Officer.

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

        Our failure to qualify as a REIT would result in higher tax expenses and reduced cash available for distribution to our stockholders.    Although we believe that we have operated and will continue to operate in a manner that enables us to meet the requirements for qualification as a REIT for U.S.

federal income tax purposes, no assurance can be given that we are organized or will continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control.

        If we fail to qualify as a REIT in any taxable year, we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate tax rates. Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from electing to be a REIT for the four taxable years following the year during which our qualification is lost. This treatment would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the years involved. As a result of the additional U.S. federal income tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax, and we would not be compelled to make distributions under the Internal Revenue Code.

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

        Our Chief Executive Officer has outside business interests which could require time and attention.    Scott D. Jackson, our Chairman and Chief Executive Officer, has outside business interests which include his ownership of Global Mobile Limited Liability Company, or Global Mobile, and JJ&T Enterprises, Inc., or JJ&T, both of which, through a commonly owned subsidiary, Global E, own and six operate manufactured home communities. In addition, Mr. Jackson's employment agreement includes an exception to his non-competition covenant pursuant to which Mr. Jackson is permitted to devote time to the management and operations of Global Mobile and JJ&T, consistent with past practice. Although Mr. Jackson's employment agreement requires that he devote substantially his full business time and attention to our company, this agreement also permits Mr. Jackson to devote time to his outside business interests consistent with past practice. As a result, these outside business interests could potentially interfere with Mr. Jackson's ability to devote time to our business and affairs.

        Conflicts of interest could arise as a result of our relationship with our operating partnership.    Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any partner thereof, on the other. Our directors and officers have duties to our company and our stockholders under applicable Maryland law in connection with their management of our company. At the same time, we, as general partner, have fiduciary duties to our operating partnership and to the limited partners under Delaware law in connection with the management of our operating partnership. Our duties as general partner to our operating partnership and its partners may come into conflict with the duties of our directors and officers to our company and our stockholders. The partnership agreement of our operating partnership does not require us to resolve such conflicts in favor of either our stockholders or the limited partners in our operating partnership.

        Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest.

        Additionally, the partnership agreement expressly limits our liability by providing that we, and our officers and directors, will not be liable or accountable in damages to our operating partnership, the limited partners or assignees for errors in judgment, mistakes of fact or law or for any act or omission if we, or such director or officer, acted in good faith. In addition, our operating partnership is required to indemnify us, our affiliates and each of our respective officers, directors, employees and agents to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities, joint or several, expenses, judgments, fines and other actions incurred by us or such other persons, provided that our operating partnership will not indemnify for (i) willful misconduct or a knowing violation of the law or (ii) any transaction for which such person received an improper personal benefit in violation or breach of any provision of the partnership agreement.

        The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect under common law were it not for the partnership agreement.

        We may incur adverse consequences if we expand or enter into new non-real estate business ventures.    Our operating partnership owns or invests in businesses that currently or may in the future engage in more diverse and riskier ventures, such as the sale of manufactured homes and financing of manufactured home sales on a broader scale (rather than only to customers in our communities), inventory financing, sales of home improvement products, brokerage of manufactured homes, acting as agent for sales of insurance and related products, third-party property management and other non-real estate business ventures that our management and board of directors determine, using reasonable business judgment, will benefit us.

        If we seek to enter into new non-real estate business ventures and to grow our existing non-real estate business ventures, we may risk our ability to maintain our REIT status. In addition, this strategy would expose the holders of our securities to more risk than a business strategy in which our operations are limited to real estate business ventures, because we do not have the same experience in non-real estate business ventures that we do in the ownership and operation of manufactured home communities and the related businesses we conduct.

        Certain provisions of Maryland law and our organizational documents, including the stock ownership limit imposed by our charter, may inhibit market activity in our stock and could prevent or delay a change in control transaction.    Our charter, bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer or prevent a change of control or other transaction that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders, including supermajority vote and cause requirements for removal of directors and advance notice requirements for director nominations and stockholder proposals.

        Our charter provides that no individual may beneficially own more than 9.8% (in value or number of shares, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% in value of our outstanding shares of our stock. These restrictions on transferability and ownership will not apply if the board of directors determines that it is no longer in our best interests to continue to qualify as a REIT. These ownership limits could delay, defer or prevent a change of control or other transaction that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

        Our board of directors has the power to issue additional shares of our stock in a manner that may not be in your best interests.    Our charter authorizes our board of directors to issue additional authorized but unissued shares of common stock, preferred stock or special voting stock. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. Although our board of directors has no intention to do so at the present time, it could issue additional shares of our special voting stock or establish a series of preferred stock that could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

        Our rights and the rights of our stockholders to take action against our directors and officers are limited.     Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors' and officers' liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

        Our management has limited experience operating a public company.    Our board of directors and executive officers have overall responsibility for the management and oversight of our business and operations, and, while certain of our officers have extensive experience in real estate marketing, acquisitions, development, management, finance and law, none of them has significant prior experience in operating a public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a public company.

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

        Dividends payable by REITs do not generally qualify for the reduced tax rates on qualified dividends.    Until tax years beginning after December 31, 2008, certain qualified dividends payable to individual U.S. stockholders are taxed at 15%. Generally, dividends payable by REITs will not constitute qualified dividends eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock and our preferred stock.

        In addition, the relative attractiveness of real estate in general may be adversely affected by the newly favorable tax treatment given to corporate dividends, which could negatively affect the value of our properties.

        Possible legislative or other actions affecting REITs could adversely affect our stockholders.    The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to the tax law (which changes may have retroactive application) could adversely affect our stockholders. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our stockholders will be changed.

Risks Related to Our Common Stock

        Our current periodic cash distribution to our common stockholders may exceed our FFO available to our common stockholders in the future.    For the twelve months ended December 31, 2004, our annual cash distribution to our common stockholders exceeded our FFO available to our common stockholders. We funded our annual cash distribution for the year ended December 31, 2004 from our operating cash flow, from cash generated from our senior fixed and variable rate mortgage debt incurred in connection with the completion of our IPO in February 2004, and from other borrowings. Unless our FFO available to common stockholders increases substantially, we will be required to fund future cash distributions to our common stockholders from other borrowings, from sales of some of our properties, or from other available financing sources or we will have to reduce such distributions. If we use working capital or proceeds from such other borrowings, from sales of some of our properties, or from other available financing sources to fund these distributions, this will reduce the availability of these funds for other purposes, including the purchase of homes necessary to implement our programs for increasing our occupancy, which could negatively impact our financial condition and results from operations and our ability to expand our business and further fund our growth initiatives.

        An increase in interest rates may have an adverse effect on the price of our common stock.    One of the factors that may influence the price of our common stock in the public market will be the annual distributions to stockholders relative to the prevailing market price of our common stock. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher dividend yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could adversely affect the market price of our common stock.

OUR MARKETS

        The following table sets forth certain information regarding our top 20 markets, as defined by management and arranged from our largest market to our smallest market, as of December 31, 2004:

Markets(1)	Number of Total Homesites	Percentage of Total Homesites	Occupancy 12/31/04	Rental Income Per Occupied Homesite Per Month(2) 12/31/04
Dallas—Ft. Worth, TX	7,250	11.4%	77.4%	$357
Atlanta, GA	4,994	7.8%	84.8%	340
Salt Lake City, UT	3,834	6.0%	90.1%	342
Front Range of CO	3,289	5.2%	86.7%	431
Kansas City—Lawrence—Topeka, MO—KS	2,430	3.8%	87.0%	284
Jacksonville, FL	2,256	3.5%	86.4%	337
Wichita, KS	2,215	3.5%	62.3%	290
Orlando, FL	1,989	3.1%	87.5%	337
St. Louis, MO—IL	1,950	3.1%	78.5%	290
Oklahoma City, OK	1,895	3.0%	77.2%	309
Greensboro—Winston Salem, NC	1,412	2.2%	68.9%	256
Davenport—Moline—Rock Island, IA—IL	1,406	2.2%	84.4%	267
Inland Empire, CA	1,223	1.9%	92.0%	414
Elkhart—Goshen, IN	1,217	1.9%	79.9%	317
Charleston—North Charleston, SC	1,180	1.9%	77.8%	233
Southeast Florida	1,124	1.8%	95.5%	481
Nashville, TN	1,102	1.7%	68.7%	279
Raleigh—Durham—Chapel Hill, NC	1,095	1.7%	82.9%	329
Syracuse, NY	1,091	1.7%	55.4%	337
Tampa—Lakeland—Winter Haven, FL	999	1.6%	77.8%	277

Subtotal Top 20 Markets	43,951	69.0%	81.2%	337
All Other Markets	19,710	31.0%	82.6%	294

Total/Weighted Average	63,661	100.0%	81.5%	$317

(1)
Markets are defined by our management.

(2)
Rental Income is defined as homeowner lot rental income, home renter lot and home income and other rental income reduced by move-in bonuses and rent concessions. Rental income does not include utility and other income.

ITEM 2.    THE PROPERTIES

GENERAL

        As of December 31, 2004 our portfolio consisted of 315 manufactured home communities comprising approximately 64,000 homesites located in 27 states, generally oriented toward all-age living.

        As of December 31, 2004, our communities had an occupancy rate of 81.5%. Leases for homeowners are generally month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit. Under our lease with option to purchase program, residents enter into leases with a twelve to sixty month term, pay a security deposit and option fee and commit to monthly payments creditable to their down payment upon purchase of the home. We commit to the price of the home upon purchase at the end of the lease.

        The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of December 31, 2004. Rental income includes homeowner rental income and home renter rental income reduced by move in bonuses and rent concessions.

Community Name	State	Number of Homesites	Occupancy 12/31/04	Rental Income Per Occupied Homesite Per Month
Dallas—Ft. Worth, TX
Meadow Glen	TX	409	66.5%	$293
Brookside Village	TX	394	78.9%	283
Southfork	TX	324	91.4%	415
Creekside	TX	312	77.2%	306
Village North	TX	289	87.2%	390
Summit Oaks	TX	278	83.5%	362
Chalet City	TX	257	85.2%	338
Twin Parks	TX	247	64.8%	441
Lakewood	TX	224	74.6%	438
Quail Run	TX	224	76.8%	381
Willow Terrace	TX	223	62.3%	442
Arlington Lakeside	TX	220	89.5%	321
Mesquite Meadows	TX	212	79.2%	306
Amber Village	TX	204	61.8%	331
Highland Acres	TX	197	80.2%	397
Eagle Ridge	TX	188	85.6%	384
Denton Falls	TX	186	57.0%	397
Terrell Crossing	TX	186	68.8%	424
Rolling Hills	TX	183	91.3%	301
Dynamic	TX	156	76.3%	354
Cottonwood Grove	TX	151	86.8%	481
Mesquite Ridge	TX	145	79.3%	316
Silver Leaf	TX	145	85.5%	269
Willow Springs	TX	140	82.1%	377
Aledo	TX	139	89.2%	303
Golden Triangle	TX	138	93.5%	433
Dynamic II	TX	135	91.9%	374
Shadow Mountain	TX	129	70.5%	320
El Lago	TX	122	88.5%	344
Mesquite Green	TX	121	93.4%	305
Hampton Acres	TX	119	68.1%	452
Sunset Village	TX	112	77.7%	351
Kimberly @ Creekside	TX	107	70.1%	291
Oak Park Village	TX	95	82.1%	420
Shady Creek	TX	95	77.9%	310
Creekside Estates	TX	92	66.3%	355

Hidden Oaks	TX	87	75.9%	403
El Dorado	TX	79	63.3%	267
Mulberry Heights	TX	67	80.6%	378
Zoppe's	TX	60	83.3%	213
El Lago II	TX	59	67.8%	384

Dallas—Ft. Worth, TX—Total/Weighted Average		7,250	77.4%	$357

Atlanta, GA
Hunter Ridge	GA	838	80.9%	$342
Landmark Village	GA	520	76.0%	326
Shadowood	GA	506	86.8%	340
Riverdale (Colonial Coach)	GA	445	83.4%	346
Lamplighter Village	GA	430	91.4%	375
Stone Mountain	GA	354	81.4%	362
Castlewood Estates	GA	309	93.9%	326
Woodlands of Kennesaw	GA	271	85.6%	383
Smoke Creek	GA	264	82.2%	335
Four Seasons	GA	214	80.4%	307
Marnelle	GA	204	89.7%	325
Friendly Village	GA	203	97.5%	380
Plantation Estates	GA	131	87.8%	293
Golden Valley	GA	128	71.1%	314
Lakeside	GA	102	94.1%	250
Jonesboro (Atlanta Meadows)	GA	75	100.0%	278

Atlanta, GA—Total/Weighted Average		4,994	84.8%	$340

Salt Lake City, UT
Camelot	UT	379	99.7%	$386
Country Club Mobile Estates	UT	323	98.8%	375
Crescentwood Village	UT	273	100.0%	351
Windsor Mobile Estates	UT	249	94.8%	361
Evergreen Village	UT	238	74.8%	310
Riverdale	UT	232	92.2%	325
Villa West	UT	211	93.8%	362
Lakeview Estates	UT	209	94.3%	357
Sunset Vista	UT	207	77.8%	331
Riverside	UT	201	89.6%	509
Sundown	UT	200	88.0%	326
Viking Villa	UT	192	91.1%	270
Washington Mobile Estates	UT	186	88.7%	313
Overpass Point MHC	UT	181	64.6%	283
Brookside	UT	170	92.4%	349
Western Mobile Estates	UT	145	75.9%	306
Willow Creek Estates	UT	137	94.9%	173
Kopper View MHC	UT	61	83.6%	255
Redwood Village	UT	40	100.0%	355

Salt Lake City, UT—Total/Weighted Average		3,834	90.1%	$342

Front Range of CO
Harmony Road	CO	486	90.1%	$421
Stoneybrook	CO	429	61.8%	386
Wikiup	CO	339	91.2%	463
Villa West	CO	330	88.8%	394
The Meadows	CO	303	90.1%	476
Mountainside Estates	CO	225	81.3%	501
Thornton Estates	CO	207	96.6%	459
Countryside	CO	173	89.0%	338
Inspiration Valley	CO	140	85.7%	492

Pleasant Grove	CO	114	84.2%	397
Loveland	CO	113	97.3%	402
Sheridan	CO	111	90.1%	508
Grand Meadow	CO	104	100.0%	361
Mobile Gardens	CO	100	98.0%	467
Shady Lane	CO	64	90.6%	361
Commerce Heights	CO	51	96.1%	402

Front Range of CO—Total/Weighted Average		3,289	86.7%	$431

Kansas City—Lawrence—Topeka, MO—KS
Springdale Lake	MO	441	88.9%	$292
River Oaks	KS	397	79.8%	280
Northland	MO	281	96.4%	282
Ridgewood Estates	KS	277	86.6%	274
Easy Living	KS	261	93.9%	295
Meadowood	KS	250	87.6%	240
Harper Woods	KS	142	83.8%	327
Shawnee Hills	KS	109	67.0%	324
Pine Hills	KS	93	89.2%	298
Riverside	KS	93	89.2%	267
Brittany Place	KS	86	84.9%	277

Kansas City—Lawrence—Topeka, MO—KS—Total/Weighted Average		2,430	87.0%	$284

Jacksonville, FL
Portside	FL	928	96.2%	$332
CV—Jacksonville	FL	643	84.4%	351
Ortega Village	FL	284	70.8%	322
Deerpointe	FL	212	79.7%	361
Magnolia Circle	FL	127	77.2%	326
Connie Jean	FL	62	72.6%	259

Jacksonville, FL—Total/Weighted Average		2,256	86.4%	$337

Wichita, KS
The Towneship at Clifton	KS	551	53.5%	$280
Twin Oaks	KS	392	67.9%	279
Chisholm Creek	KS	254	60.6%	217
The Woodlands	KS	244	73.4%	305
Navajo Lake Estates	KS	160	63.8%	312
Glen Acres	KS	136	64.0%	288
Sherwood Acres	KS	112	55.4%	326
Sleepy Hollow	KS	86	50.0%	378
Park Avenue Estates	KS	85	78.8%	401
El Caudillo	KS	67	80.6%	310
Sunset 77	KS	52	53.8%	189
Audora	KS	41	65.9%	373
Sycamore Square	KS	35	42.9%	220

Wichita, KS—Total/Weighted Average		2,215	62.3%	$290

Orlando, FL
Shadow Hills	FL	666	68.9%	$368
Siesta Lago	FL	489	96.1%	356
Chalet North	FL	403	95.8%	359
College Park	FL	131	99.2%	240
Carriage Court East	FL	128	98.4%	292
Carriage Court Central	FL	118	98.3%	281
Wheel Estates	FL	54	100.0%	221

Orlando, FL—Total/Weighted Average		1,989	87.5%	$337

St. Louis, MO—IL
Enchanted Village	IL	506	68.0%	$298
Mallard Lake	IL	277	89.2%	315
Country Club Manor	MO	248	82.7%	311
Siesta Manor	MO	227	73.1%	277
Brookshire Village	MO	202	68.8%	255
Castle Acres	IL	167	98.2%	240
Rockview Heights	MO	103	86.4%	345
Oak Grove	IL	73	79.5%	298
Vogel Manor MHC	MO	73	89.0%	244
Bush Ranch	MO	46	69.6%	261
Hidden Acres	MO	28	78.6%	318

St. Louis, MO—IL—Total/Weighted Average		1,950	78.5%	$290

Oklahoma City, OK
Burntwood	OK	410	85.6%	$265
Westlake	OK	335	72.5%	317
Westmoor	OK	284	69.0%	387
Meridian Sooner	OK	203	93.1%	294
Golden Rule	OK	200	72.0%	315
Timberland	OK	173	78.0%	314
Overholser Village	OK	165	78.2%	304
Glenview	OK	64	64.1%	264
Misty Hollow	OK	61	57.4%	343

Oklahoma City, OK—Total/Weighted Average		1,895	77.2%	$309

Greensboro—Winston Salem, NC
Oakwood Forest	NC	482	71.2%	$252
Woodlake	NC	307	64.8%	273
Autumn Forest	NC	297	53.2%	220
Village Park	NC	241	85.5%	277
Gallant Estates	NC	85	78.8%	245

Greensboro—Winston Salem, NC—Total/Weighted Average		1,412	68.9%	$256

Davenport—Moline—Rock Island, IA—IL
Cloverleaf	IL	292	95.5%	$283
Silver Creek	IA	280	81.8%	237
Five Seasons Davenport	IA	269	78.4%	248
Falcon Farms	IL	214	84.1%	276
Lakewood Estates	IA	180	90.0%	297
Lakeside—IA	IA	123	71.5%	257
Whispering Hills	IL	48	79.2%	293

Davenport—Moline—Rock Island, IA—IL—Total/Weighted Average		1,406	84.4%	$267

Inland Empire, CA
Desert Palms MHC	CA	309	84.5%	$392
Meridian Terrace	CA	257	94.6%	449
Parkview Estates	CA	200	90.5%	454
Bermuda Palms	CA	185	97.8%	329
La Quinta Ridge	CA	151	94.7%	371
Lido Estates	CA	121	95.9%	509

Inland Empire, CA—Total/Weighted Average		1,223	92.0%	$414

Elkhart—Goshen, IN
Broadmore	IN	368	65.8%	$321
Highland	IN	246	87.4%	261
Twin Pines	IN	232	90.1%	308

Oak Ridge	IN	204	87.3%	294
Forest Creek	IN	167	76.6%	451

Elkhart—Goshen, IN—Total/Weighted Average		1,217	79.9%	$317

Charleston—North Charleston, SC
Carnes Crossing	SC	602	73.3%	$230
Saddlebrook	SC	425	86.1%	264
The Pines	SC	153	72.5%	145

Charleston—North Charleston, SC—Total/Weighted Average		1,180	77.8%	$233

Southeast Florida
Western Hills	FL	394	98.2%	$549
Sunshine City	FL	350	94.9%	473
Lakeside of the Palm Beaches	FL	260	93.1%	394
Havenwood	FL	120	93.3%	462

Southeast Florida—Total/Weighted Average		1,124	95.5%	$481

Nashville, TN
Countryside Village	TN	350	69.4%	$349
Weatherly Estates I	TN	270	63.7%	265
Shady Hills	TN	220	72.7%	221
Trailmont	TN	131	84.0%	290
Weatherly Estates II	TN	131	55.0%	187

Nashville, TN—Total/Weighted Average		1,102	68.7%	$279

Raleigh—Durham—Chapel Hill, NC
Green Spring Valley	NC	322	89.8%	$317
Foxhall Village	NC	315	74.3%	349
Deerhurst	NC	202	79.2%	305
Stony Brook North	NC	184	90.2%	381
Pleasant Grove	NC	72	81.9%	230

Raleigh—Durham—Chapel Hill, NC—Total/Weighted Average		1,095	82.9%	$329

Syracuse, NY
Casual Estates	NY	961	54.3%	$355
Pine Haven MHP	NY	130	63.1%	218

Syracuse, NY—Total/Weighted Average		1,091	55.4%	$337

Tampa—Lakeland—Winter Haven, FL
Winter Haven Oaks	FL	339	56.3%	$224
Pedaler's Pond	FL	213	86.9%	301
Cypress Shores	FL	203	90.1%	266
Indian Rocks	FL	148	84.5%	310
Alafia Riverfront	FL	96	96.9%	321

Tampa—Lakeland—Winter Haven, FL—Total/Weighted Average		999	77.8%	$277

Sioux City, IA—NE
Evergreen Village	IA	518	72.4%	$283
Siouxland Estates	NE	271	86.3%	292
Tallview Terrace	IA	205	80.5%	277

Sioux City, IA—NE—Total/Weighted Average		994	77.9%	$284

Des Moines, IA
Southridge Estates	IA	257	84.8%	$332
Country Club Crossing	IA	225	84.9%	292
Sunrise Terrace	IA	200	79.5%	252
Ewing Trace	IA	182	100.0%	298
Arbor Lake	IA	40	72.5%	245

Des Moines, IA—Total/Weighted Average		904	86.2%	$295

Flint, MI
Torrey Hills	MI	377	79.6%	$363
Villa	MI	319	62.7%	355
Birchwood Farms	MI	142	88.7%	307

Flint, MI—Total/Weighted Average		838	74.7%	$349

Corpus Christi, TX
Misty Winds	TX	352	81.5%	$297
Seascape	TX	244	62.3%	347
Seamist	TX	160	62.5%	442

Corpus Christi, TX—Total/Weighted Average		756	71.3%	$338

Pueblo, CO
Meadowbrook	CO	387	67.4%	$311
Sunset Country	CO	203	70.9%	348
Oasis	CO	161	88.2%	330

Pueblo, CO—Total/Weighted Average		751	72.8%	$326

Southern New York
New Twin Lakes	NY	256	97.7%	$489
Huguenot Estates	NY	166	99.4%	324
Spring Valley Village	NY	134	100.0%	650
Connelly Terrace	NY	100	100.0%	357
Washingtonville Manor	NY	83	98.8%	559

Southern New York—Total/Weighted Average		739	98.9%	$471

Cedar Rapids, IA
Marion Village	IA	483	79.3%	$244
Cedar Terrace	IA	254	76.4%	245

Cedar Rapids, IA—Total/Weighted Average		737	78.3%	$245

Philadelphia—Wilmington—Atlantic City, PA—NJ—DE—MD
Valley View—Danboro	PA	230	100.0%	$360
Valley View—Honey Brook	PA	146	84.2%	313
Sunnyside	PA	71	97.2%	388
Martin'S	PA	60	95.0%	287
Hideaway	PA	40	85.0%	306
Shady Grove	PA	40	100.0%	317
Gregory Courts	PA	39	94.9%	311
Mountaintop	PA	39	94.9%	300
Valley View—Morgantown	PA	23	91.3%	309
Scenic View	PA	18	100.0%	349
Nichols	PA	10	100.0%	330

Philadelphia—Wilmington—Atlantic City, PA—NJ—DE—MD—Total/Weighted Average		716	94.4%	$334

Manhattan, KS
Colonial Gardens	KS	342	98.5%	$289
Riverchase	KS	159	98.1%	302
Blue Valley	KS	147	93.2%	355

Manhattan, KS—Total/Weighted Average		648	97.2%	$307

Birmingham, AL
Green Park South	AL	412	96.1%	$259
100 Oaks	AL	234	65.8%	243

Birmingham, AL—Total/Weighted Average		646	85.1%	$254

Tyler, TX
Shiloh Pines	TX	331	70.4%	$320
Eagle Creek	TX	177	90.4%	263
Rose Country Estates	TX	105	72.4%	369

Tyler, TX—Total/Weighted Average		613	76.5%	$309

Stillwater, OK
Crestview	OK	237	65.8%	$268
Eastern Villa	OK	125	80.0%	265
Countryside	OK	118	68.6%	294
Oakridge / Stonegate	OK	108	77.8%	298

Stillwater, OK—Total/Weighted Average		588	71.6%	$278

Shreveport—Bossier City, LA
Pinecrest Village	LA	427	73.5%	$196
Stonegate	LA	157	94.3%	242

Shreveport—Bossier City, LA—Total/Weighted Average		584	79.1%	$211

Las Cruces, NM
Encantada	NM	354	85.3%	$331
Valley Verde	NM	220	71.4%	312

Las Cruces, NM—Total/Weighted Average		574	80.0%	$324

Gainesville, FL
Oak Park Village	FL	344	91.3%	$235
Whitney	FL	206	97.1%	234

Gainesville, FL—Total/Weighted Average		550	93.5%	$234

Huntsville, AL
Merrimac Manor	AL	172	15.7%	$381
Green Cove	AL	164	86.0%	175
Cedar Creek	AL	132	56.8%	195
Rambling Oaks	AL	82	80.5%	228

Huntsville, AL—Total/Weighted Average		550	56.2%	$208

Scranton—Wilkes-Barre—Hazleton, PA
Maple Manor	PA	316	86.4%	$213
Moosic Heights	PA	152	78.9%	222
Oakwood Lake Village	PA	79	84.8%	211

Scranton—Wilkes-Barre—Hazleton, PA—Total/Weighted Average		547	84.1%	$215

Pocatello, ID
Philbin Estates	ID	180	42.8%	$231
Cowboy	ID	174	76.4%	344
Belaire	ID	171	78.9%	271

Pocatello, ID—Total/Weighted Average		525	65.7%	$291

Gillette, WY
Eastview	WY	213	81.7%	$374
Westview	WY	130	84.6%	288
Highview	WY	94	87.2%	267
Park Plaza	WY	78	97.4%	264

Gillette, WY—Total/Weighted Average		515	85.8%	$314

Casper, WY
Hidden Hills	WY	125	96.0%	$323
Terrace	WY	112	97.3%	289
Green Valley Village	WY	105	96.2%	380
Plainview	WY	70	94.3%	359
Terrace II	WY	70	98.6%	364

Casper, WY—Total/Weighted Average		482	96.5%	$338

Grand Forks, ND
Columbia Heights	ND	302	93.0%	$317
President's Park	ND	164	87.8%	280

Grand Forks, ND—Total/Weighted Average		466	91.2%	$304

Cheyenne, WY
Big Country	WY	248	88.7%	$213
Cimmaron Village	WY	153	91.5%	317
Englewood Village	WY	61	88.5%	321

Cheyenne, WY—Total/Weighted Average		462	89.6%	$262

Salina, KS
Cedar Creek, KS	KS	155	57.4%	$338
Prairie Village	KS	130	80.8%	259
West Cloud Commons	KS	109	67.9%	286

Salina, KS—Total/Weighted Average		394	68.0%	$292

Fayetteville—Springdale, AR
Northern Hills	AR	181	82.3%	$280
Western Park	AR	113	70.8%	267
Oak Glen	AR	87	85.1%	239

Fayetteville—Springdale, AR—Total/Weighted Average		381	79.5%	$267

Naples, FL
Southwind Village	FL	334	100.0%	$387

Dubuque, IA
Terrace Heights	IA	317	81.4%	$286

Waterloo, IA
Cedar Knoll	IA	290	96.2%	$204

El Paso, TX
Mission Estates	TX	286	67.1%	$301

Elmira, NY
Collingwood MHP	NY	101	80.2%	$207
Crestview	PA	97	53.6%	223
Chelsea	PA	84	78.6%	234

Elmira, NY—Total/Weighted Average		282	70.6%	$220

Bloombsburg, PA
Brookside Village	PA	171	83.6%	$231
Pleasant View Estates	PA	108	70.4%	231

Bloombsburg, PA—Total/Weighted Average		279	78.5%	$231

Albany—Schenectady—Troy, NY
Forest Park	NY	183	95.1%	$338
Birch Meadows	NY	63	81.0%	331
Park D'Antoine	NY	17	94.1%	281

Albany—Schenectady—Troy, NY—Total/Weighted Average		263	91.6%	$332

Huntsville, TX
Tanglewood	TX	262	69.8%	$320

Chambersburg, PA
Carsons	PA	130	85.4%	$205
Valley View—Chambersburg	PA	100	86.0%	186
Green Acres	PA	24	100.0%	200

Chambersburg, PA—Total/Weighted Average		254	87.0%	$197

Schuylkill Haven, PA
Frieden Manor	PA	192	91.7%	$235
Pine Terrace	PA	25	84.0%	216

Schuylkill Haven, PA—Total/Weighted Average		217	90.8%	$233

Hays, KS
Countryside (KS)	KS	212	77.8%	$262

Western Slope of CO
Picture Ranch	CO	114	99.1%	$257
The Vineyards	CO	97	84.5%	297

Western Slope of CO—Total/Weighted Average		211	92.4%	$274

Somerset, PA
Sunny Acres	PA	207	92.3%	$211

Pittsburgh, PA
Suburban Estates	PA	202	93.6%	$219

Los Alamos, NM
Royal Crest	NM	178	82.0%	$466

Killeen-Temple, TX
Bluebonnet Estates	TX	173	76.3%	$331

Lancaster, PA
Valley View—Ephrata	PA	149	98.7%	$267

Binghamton, NY
Blue Ridge MHP	NY	68	91.2%	$214
Kintner Estates	NY	55	94.5%	227

Binghamton, NY—Total/Weighted Average		123	92.7%	$220

Cambridge, MD
Beaver Run	MD	118	98.3%	$225

Reading, PA
Valley View—Reading (Tuckerton)	PA	65	100.0%	$315
Valley View—Fleetwood	PA	30	93.3%	286
Valley View—Wernersville	PA	23	100.0%	305

Reading, PA—Total/Weighted Average		118	98.3%	$307

Laramie, WY
Breazeale	WY	117	95.7%	$299

Farmington, NM
Sunset Mobile Village	NM	114	91.2%	$239

Harrisburg—Lebanon—Carlisle, PA
Monroe Valley	PA	44	95.5%	$244

Total/Weighted Average		63,661	81.5%	$317

ITEM 3.    LEGAL PROCEEDINGS

        We are a party to various legal actions resulting from our operating activities. These actions consist of litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which is expected to have a material adverse effect on our consolidated financial condition, results of operations or cash flows taken as a whole.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the company's security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the New York Stock Exchange under the symbol "ARC". Our common stock has no public trading history prior to February 12, 2004. The initial public offering price of our common stock on February 12, 2004 was $19.00 per share. Our common stock closed at $12.38 on March 29, 2005 and there were 300 holders of record of the 40,874,832 outstanding shares of our common stock.

        Our Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol "ARC Pr A". Our Series A Preferred Stock has no public trading history prior to February 12, 2004. Our Series A preferred stock closed at $24.70 on March 29, 2005. At our IPO, the Company issued 5,000,000 shares of Series A preferred stock at an initial public offering price of $25.00 per share that have no stated par value and a liquidation preference of $25.00 per share, plus all accumulated, accrued and unpaid dividends.

        At December 31, 2004, we had 2,403,528 Operating Partnership Units that were issued to various limited partners during our 2002 Reorganization and 1,005,668 PPUs issued on June 30, 2004 as part of the D.A.M. portfolio acquisition outstanding. Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a "Paired Equity Unit") that allows each OP Unit holder to vote on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash, or at our election, one share of our common stock.

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

        On December 10, 2004, we declared a quarterly dividend of $0.3125 per share of common stock and OP Unit. We paid the total common stock dividend and OP Unit distribution of $13.5 million on January 14, 2004 to shareholders of record on December 31, 2004. In addition, on December 10, 2004, we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. This dividend was paid January 31, 2004 to shareholders of record on January 15, 2004. As of December 31, 2004, we had accrued $1.7 million of the preferred stock dividend, representing the portion of the dividend earned by preferred shareholders through that date.

        On March 10, 2005, we declared a quarterly dividend of $0.3125 per share of common stock and OP Unit. The dividend is payable to shareholders of record on March 31, 2005. In addition, on March 10, 2005, we declared a dividend of $0.5156 on each share of our Series "A" Cumulative Redeemable Preferred Stock. This dividend is payable to shareholders of record on April 15, 2005.

        From time to time we issue shares of our common stock in exchange for operating partnership units, or OP Units, tendered to our Operating Partnership for redemption in accordance with the provisions of their respective agreements.

        The following table discloses the high and low stock prices per quarter for our common and preferred stock during 2004:

	Common Stock	Series A Preferred Stock
1st Quarter 2004
High	19.00	26.85
Low	18.10	25.30
2nd Quarter 2004
High	18.92	26.45
Low	14.33	23.75
3rd Quarter 2004
High	17.01	26.75
Low	14.85	25.00
4th Quarter 2004
High	15.12	26.15
Low	12.26	24.50

ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

        Our historical consolidated balance sheet data as of December 31, 2004 and 2003 and our consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 have been derived from our audited historical financial statements included elsewhere in this Form 10-K.

        The following table shows our selected historical financial data for the periods indicated (in thousands, except per share data). All selected financial data has been restated to reflect the 30 non-core communities sold during 2004 or held for sale as of December 31, 2004 as discontinued operations. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004(4)	2003	2002(1)	2001	2000
Statement of Operations Data:
Revenue
Rental income	$187,267	$125,915	$92,610	$35,024	$22,605
Sales of manufactured homes	15,221	21,681	31,942	—	—
Utility and other income	20,065	15,599	11,942	2,525	1,370
Net consumer finance interest income	104	—	—	—	—

Total revenue	222,657	163,195	136,494	37,549	23,975

Expenses
Property operations	75,150	44,366	33,341	10,742	6,095
Real estate taxes	16,621	10,247	6,633	2,432	1,373
Cost of manufactured homes sold	18,267	18,357	25,826	—	—
Retail home sales, finance, insurance and other operations	8,198	7,382	8,597	—	—
Property management	7,127	5,527	4,105	2,491	2,436
General & administrative	29,361	16,818	13,088	9,047	7,173
Initial public offering costs	4,417	—	—	—	—
Early termination of debt	16,685	—	—	—	—
Depreciation and amortization	72,014	46,467	37,058	14,943	9,974
Real estate and retail home asset impairment	3,591	1,385	—	—	—
Goodwill impairment	863	—	13,557	—	—
Interest expense	56,892	57,386	43,804	14,714	13,067

Total expenses	309,186	207,935	186,009	54,369	40,118
Interest income	(1,616)	(1,439)	(1,390)	(2,871)	(2,168)

Net loss before allocation to minority interest	(84,913)	(43,301)	(48,125)	(13,949)	(13,975)
Minority interest	5,471	5,983	6,460	14	13

Loss from continuing operations	(79,442)	(37,318)	(41,665)	(13,935)	(13,962)
Income (loss) from discontinued operations	1,915	31	1,040	819	(149)
Gain (loss) on sale of discontinued operations	(8,549)	3,333	—	—	—
Minority interest in discontinued operations	383	(466)	(209)	(1)	1

Net loss	(85,693)	(34,420)	(40,834)	(13,117)	(14,110)
Preferred stock dividend	(8,966)	—	—

Net loss attributable to common stockholders	$(94,659)	$(34,420)	$(40,834)	$(13,117)	$(14,110)

Net loss per share from continuing operations
Basic loss per share	$(2.33)	$(2.20)	$(2.87)	$(1.54)	$(2.17)

Diluted loss per share	$(2.33)	$(2.20)	$(2.94)	$(1.54)	$(2.17)

Income (loss) per share from discontinued operations
Basic income (loss) per share	$(0.16)	$0.17	$0.06	$0.09	$(0.02)

Diluted income (loss) per share	$(0.16)	$0.17	$0.06	$0.09	$(0.02)

Net loss per share to common stockholders
Basic loss per share	$(2.49)	$(2.03)	$(2.81)	$(1.45)	$(2.19)

Diluted loss per share	$(2.49)	$(2.03)	$(2.88)	$(1.45)	$(2.19)

Weighted average per share/OP unit information:
Common shares outstanding(2)	37,967	16,973	14,535	9,062	6,441
OP units outstanding(2)	3,387	2,726	1,818	—	—

Diluted shares outstanding(2)	41,354	19,699	16,353	9,062	6,441

Balance sheet data (at period end)
Rental and other property, net	$1,532,780	$863,515	$854,445	$335,387	$260,161
Cash and cash equivalents	39,802	26,626	38,239	23,668	37,340
Loan reserves and restricted cash	31,019	46,083	52,598	11,981	19,350
Total assets	1,813,002	1,125,833	1,136,538	429,979	343,175
Notes payable and preferred interest	1,001,622	773,394	736,819	238,034	186,465
Total liabilities	1,097,296	817,849	788,617	271,143	204,908
Stockholders' equity	659,047	265,345	299,765	158,774	138,191
Cash flow data:
Net cash flow provided by (used in):
Operating activities	$27,034	$10,681	$14,267	$6,626	$(3,177)
Investing activities	(607,615)	(47,693)	(137,473)	(104,638)	(91,185)
Financing activities	593,757	25,389	137,787	84,340	111,976
Cash dividends declared per share:
Preferred stock dividends	$1.97	$—	$—	$—	$—

Common stock and OP Unit dividends	$1.09	$—	$—	$—	$—

Non-GAAP financial measure:
Funds from operations ("FFO")(3)	$(23,175)	$1,271	$(11,403)	$2,214	$(3,293)

(1)
Financial data for the year ended December 31, 2002 reflects the effects of the reorganization from May 2, 2002, the date of completion of the reorganization, through period end. We accounted for the reorganization under the purchase method of accounting.

(2)
Reflects 0.519-for-1 reverse stock split on our common stock and OP units effective on January 23, 2004 retroactive to all periods presented.

(3)
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

(4)
Financial data for the year ended 2004 reflects the effects of a) the IPO, financing transactions and Hometown Communities Acquisition that we completed on February 18, 2004; and b) the acquisition of the D.A.M. communities we acquired on June 30, 2004 and other community acquisitions.

        The following table presents the reconciliation of our net loss from continuing operations computed in accordance with GAAP to FFO (in thousands).

	For Year Ended December 31,
	2004(a)	2003(b)	2002(c)	2001	2000
Reconciliation of FFO:
Loss from continuing operations	$(79,442)	$(37,318)	$(41,665)	$(13,935)	$(13,962)
Plus:
Depreciation and amortization	72,014	46,467	37,058	14,943	9,974
Income (loss) from discontinued operations	1,915	31	1,040	819	(149)
Depreciation and amortization from discontinued operations	3,134	2,589	1,957	2,536	2,247
Less:
Amortization of loan origination fees	(5,952)	(3,213)	(4,129)	(1,896)	(1,212)
Depreciation expense on furniture, equipment and vehicles	(1,264)	(1,112)	(1,019)	(237)	(181)
Minority interest portion of FFO reconciling items	(4,614)	(6,173)	(4,645)	(16)	(10)

FFO	$(14,209)	$1,271	$(11,403)	$2,214	$(3,293)
Less: preferred dividends	(8,966)	—	—	—	—

FFO available to common stockholders	$(23,175)	$1,271	$(11,403)	$2,214	$(3,293)

(a)
FFO for the year ended December 31, 2004 includes charges for the following: (i) retail losses of $11.2 million related to sales of older vacant homes sold during the fourth quarter at discounts to their original costs and marketing and promotion costs both incurred to drive occupancy, help establish and drive our Hispanic marketing initiative and reduce future repairs and maintenance costs in our rental home portfolio; (ii) $3.0 million of impairment charges related to older vacant rental homes we expect to sell in 2005 at prices less than their carrying value in order to continue to drive occupancy in specific markets and reduce repairs and maintenance costs in our rental home portfolio; (iii) $0.9 million of goodwill impaiment related to our insurance business; (iv) $1.0 million of severance costs related to the fourth quarter resignation of our chief operating officer and the second quarter resignation of other executive officers; (v) approximately $500,000 of impairment charges related to three communities; and (vi) approximately $500,000 related to property damage sustained during the hurricanes that occurred in the third quarter in the Southeast United States.

(b)
FFO for the year ended December 31, 2003 includes a charge of $1.4 million for retail home sales asset impairment and other expense and a charge of approximately $864,000 for the cost of vacating unused office space and $337,000 in executive severance.

(c)
FFO for the year ended December 31, 2002 includes charges incurred in the reorganization in connection with the repayment of debt including $1.9 million for exit fees and $1.6 million for the write off of unamortized loan costs, and includes a charge of $13.6 million to write off goodwill associated with our retail home sales and insurance businesses. For more details see our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.

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

GENERAL STRUCTURE OF THE COMPANY AND RECENT DEVELOPMENTS

        We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") focused primarily on the acquisition, renovation, repositioning and operation of all-age manufactured home communities. We also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners' insurance and other related insurance products. We conduct substantially all of our activities through our operating partnership, of which we are the sole general partner and in which we hold an approximate 94.4% ownership interest.

        Beginning in 1995, our co-founders founded several companies under the name "Affordable Residential Communities" or "ARC" for the purpose of engaging in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses. We were formed in July 1998 as a Maryland corporation for the purpose of acting as the investment vehicle for and a co-general partner of our Operating Partnership. This was the fourth real property partnership organized and operated by our co-founders. In May 2002, we completed a reorganization in which we acquired substantially all the other real property partnerships and other related businesses organized and operated by our co-founders.

        On February 18, 2004, we completed our initial public offering. We issued 22.3 million shares of common stock at $19.00 per share (excluding 2.3 million shares sold by selling shareholders). On March 18, 2004, our underwriters exercised their over-allotment option to purchase 791,592 shares of common stock at $19.00 per share. Our net proceeds from the initial public offering was $517.5 million. Included with the IPO proceeds, we raised $125.0 million of gross proceeds through the issuance of 5.0 million shares of Series A Cumulative Redeemable Preferred Stock netting the company $119.1 million.

        In connection with the IPO we completed the following additional transactions:

  •
  The acquisition of 90 communities from Hometown America for $615.3 million comprising 26,406 homesites. This includes eleven communities acquired post-closing upon the completion of the loan assumption process, with the final three loan assumptions completed on April 9, 2004.

  •
  A financing transaction totaling $500.0 million comprising of $215.3 million of 10 year fixed rate mortgage debt with an interest rate of 5.53%, $100.7 million of five year fixed rate mortgage debt with an interest rate of 5.05% and $184.0 million of two year floating rate mortgage debt. We used the proceeds to repay certain indebtedness and to fund a portion of the Hometown acquisition.

  •
  The closing of a $125.0 million consumer finance facility (as expected to be amended in connection with completing our $75 million lease receivables line of credit) to support our in-community home sales and in-community finance programs.

        On June 30, 2004 we acquired 36 manufactured home communities from the D.A.M. MASTER ENTITY, L.P. The communities are located in 3 states and include 3,573 homesites. The total purchase price (including the cost of manufactured homes) was approximately $65.5 million including assumed indebtedness with a fair value of $29.7 million.

OVERVIEW OF RESULTS

        For the year ended December 31, 2004, net loss available to common stockholders was $94.7 million or $2.49 loss per share, as compared to a net loss available to common stockholders of $34.4 million or $2.03 per share for the year ended December 31, 2003, and $40.8 million or $2.88 per share for the year ended December 31, 2002. For the year ended December 31, 2004, FFO was $(23.2) million as compared to $1.3 million and $(11.4) million for the years ended December 31, 2003 and 2002, respectively.

        Our results for the year of 2004 were impacted by charges totaling $31.2 million related to our IPO, financing activities and the Hometown acquisition. The primary components of the charges include: (i) restricted stock grants of $10.1 million associated with our IPO, (ii) write-off of loan origination costs and exit fees associated with the termination of indebtedness of $16.7 million and (iii) IPO related costs of $4.4 million. These costs are not expected to recur in future reporting periods.

        Our results for the year ended December 31, 2004 were also impacted by several other charges including: (i) $11.2 million of retail losses related to sales of older vacant homes during the fourth quarter at discounts to their carrying value and marketing and promotion costs incurred to drive occupancy, help establish and drive our Hispanic marketing initiative and reduce future repairs and maintenance costs in our rental home portfolio; (ii) $3.0 million of impairment charges related to older vacant rental homes we expect to sell in 2005 at prices less than their carrying value in order to continue to drive occupancy in specific markets and reduce repairs and maintenance costs in our rental home portfolio; (iii) $900,000 of goodwill impairment related to our insurance business; (iv) $1.0 million of severance costs related to the fourth quarter resignation of our chief operating officer and the second quarter resignation of other executive officers; (v) $500,000 of impairment charges related to three communities; and (vi) $500,000 related to net uninsured property damage sustained during the hurricanes that occurred in the third quarter in the Southeast United States.

        On a same community basis, revenue in our real estate segment was up 1.4% to $140.2 million from $138.3 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Same community expenses increased 10.0% to $60.3 million from $54.8 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003. As a result, same communities' real estate net segment income decreased 4.3% to $79.9 million from $83.5 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003. See FFO and Real Estate Net Segment Income and same communities included hereinafter in this section for definitions of FFO and real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measures.

        Average total portfolio occupancy was 83.0% and 88.4% for the years ended December 31, 2004 and 2003, respectively, and was 81.5% and 85.7% as of December 31, 2004 and 2003, respectively. Average same community occupancy was 84.6% and 88.5% for the years ended December 31, 2004 and 2003, respectively. The decreases are due mainly to lenders moving repossessed homes out of the communities, the lack of available chattel financing for manufactured home buyers, our decision to position our inventory to facilitate conversion of renters to long-term owner residents by holding for sale homes coming off lease, and, in the case of the total portfolio occupancy, the Hometown acquisition.

        The following table summarizes our occupancy net activity:

	Year Ended December 31,
	Company Total			2004 Same Communities		2003 Same Communities
	2004	2003	2002	2004	2003	2003	2002
Homeowner activity:
Homeowner move ins	543	832	1,408	369	805	309	551
Homeowner move outs	(2,843)	(1,330)	(2,053)	(1,473)	(1,327)	(519)	(785)
Home sales	1,341	—	—	964	—	—	—
Repossession move outs	(2,067)	(1,868)	(1,401)	(1,423)	(1,850)	(594)	(407)

Net homeowner activity	(3,026)	(2,366)	(2,046)	(1,563)	(2,372)	(804)	(641)

Home renter activity:
Home renter move ins	5,649	4,693	4,028	4,491	4,572	1,493	1,625
Home renter lease to own move ins	386	—	—	262	—	—	—
Home renter move outs	(5,171)	(3,614)	(1,761)	(4,288)	(3,591)	(1,187)	(748)

Net home renter activity	864	1,079	2,267	465	981	306	877

Net activity	(2,162)	(1,287)	221	(1,098)	(1,391)	(498)	236

Acquisitions Homeowner	21,063	470	793	—	—	—	1

Acquisitions Home renter	908	—	—	—	—	—	—

Net activity, including acquisitions	19,809	(817)	1,014	(1,098)	(1,391)	(498)	237

The following reconciles the above activity to the period end occupied homesites.
Net homeowner activity	18,037	(1,896)	(1,253)	(1,563)	(2,372)	(804)	(640)
Occupied homeowner sites, beginning of period	27,871	29,767	31,020	27,270	29,642	13,396	14,036

Occupied homeowner sites, end of period	45,908	27,871	29,767	25,707	27,270	12,592	13,396

Net home renter activity	1,772	1,079	2,267	465	981	306	877
Occupied home renter sites, beginning of period	4,233	3,154	887	4,459	3,478	1,197	320

Occupied home renter sites, end of period	6,005	4,233	3,154	4,924	4,459	1,503	1,197

Total occupied homesites, end of period	51,913	32,104	32,921	30,631	31,729	14,095	14,593

        During the year ended December 31, 2004, we purchased 4,024 homes including homes purchased in our Hometown and other acquisitions. On December 31, 2004, our total home inventory was 8,286 homes, including 920 homes held for sale.

        In the fourth quarter of 2004, we increased sales of older homes primarily through our in-community sales operations in which we focused on affordable price points, increased marketing and training of our employees. In the three months and year ended December 31, 2004, we sold 946 and 1,387 manufactured homes from our home inventory, respectively.

        In August 2004 we cancelled our $125.0 million Senior Revolving Credit Facility and incurred approximately $3.3 million in debt extinguishment costs. In September 2004, we obtained our Revolving Credit Mortgage Facility for borrowings of up to $85.0 million. This facility is an obligation of a subsidiary of the Operating Partnership and is secured by the same 40 communities that previously secured the Senior Revolving Credit Facility, as well as various additional communities acquired subsequent to our IPO. Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements related to the value and cash flow of the communities securing the loan. The Revolving Credit Mortgage Facility bears interest at the one month LIBOR plus 2.95% (5.35% at December 31, 2004) and has an initial term of one year. We incurred a commitment fee of 0.5% at the closing of the facility and will pay origination fees of 0.5% with each advance. The facility contains no significant financial covenants.

        In August 2004, we amended our floorplan lines of credit to provide borrowings of up to $50.0 million, secured by manufactured homes in inventory. Under the amended lines of credit, the lender will advance 90% of the cost of manufactured homes for the first $40.0 million in advances, with the remaining $10.0 million in advances made at 75% of home costs. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the amended lines of credit will bear interest ranging from the prime rate plus 75 basis points to the prime rate plus 4.00% (5.50% to 8.75% December 31, 2004), based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home's original invoice amount depending on the type of home and the number of months since the home's purchase. The amended lines of credit require us to maintain a minimum tangible net worth of $500.0 million, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million. We are in compliance with all financial covenants of the lines of credit as of December 31, 2004. The lines of credit are subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

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

        In July 2004, we entered into a real estate auction agreement to sell twelve communities, comprising 2,933 homesites, geographically located where the company does not have market concentration. The auction was held on September 21, 22 and 24, 2004. In addition to the twelve communities, as part of the auction, the company also contracted to sell two parcels of undeveloped commercial land located adjacent to one of its communities in Colorado. These sales closed during the fourth quarter. The sales resulted in net proceeds to the company of $21.6 million after selling commissions, sales expenses and repayment of approximately $6.0 million of associated debt. In September 2004, we entered into an agreement to sell our Sea Pines, Camden Point and Butler Creek communities, comprising 1,073 homesites, to an unaffiliated third party for a total sales price of approximately $5.9 million. These sales closed during the fourth quarter of 2004.

        In October we entered into a real estate auction agreement to sell fifteen communities comprising 3,149 homesites. The auction was held on December 19, 2004. We closed 14 of these transactions in the either the fourth quarter 2004 or the first quarter of 2005 for net proceeds to the company of $15.8 million after selling commissions, sales expenses and repayment of $33.1 million of associated debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which require us to make certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2004. We have summarized below those accounting policies that require our most difficult, subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

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

  •
  Impairment of real estate assets. We recognize an impairment loss on a real estate asset (including mobile homes) if the asset's undiscounted expected future cash flows are less than its depreciated cost whenever events and circumstances indicate that the carrying value of the real estate asset may not be recoverable. We compute a real estate asset's undiscounted expected future cash flow using certain estimates and assumptions. We calculate the impairment loss as the difference between the asset's fair market value and its carrying value.

  •
  Impairment of intangible assets. We combine our finite-lived intangible assets, which consist primarily of lease and customer intangibles with a finite life, with the related tangible assets (primarily consisting of real estate assets) at the lowest level for which cash flows are readily identifiable. Whenever events or circumstances indicate that the carrying amount of the asset group is not recoverable, the asset group is tested for recoverability. If the asset group is not recoverable from the undiscounted cash flows attributable to that asset group, an impairment loss is recognized as the difference between the carrying value of the asset group and the estimated fair value of the asset group.

  •
  Impairment of goodwill. We evaluate goodwill for potential impairment using market values of equity and multiples of earnings to value our reporting units based on our experience in the industry and industry analyses provided by financial institutions. We perform this evaluation at least annually, and more frequently if events and circumstances warrant. If the market value of our equity decreases, an impairment charge related to our goodwill may be necessary.

  •
  Allowance for receivables. We report receivables net of an allowance for receivables that we may not collect in the future. For receivables relating to community rents (owner and rental), we fully reserve amounts over 60 days past due and, in some cases, we fully reserve amounts currently due based on specific circumstances. For receivables relating to notes arising from the sale of manufactured homes, we reserve amounts currently in default and estimate those receivables impaired at December 31, 2004 that are expected to go into default over the next year, taking into account the expected value of the manufactured home to which we would obtain title in foreclosure.

  •
  Inventory valuations. We value manufactured home inventory at the lower of cost or market value. Cost is based on the purchase price of the specific homes, reduced, as applicable, by dealer volume rebates earned from manufacturers when we purchased the homes. We base market value of inventory on estimated net realizable value.

  •
  Derivatives. We manage our exposure to interest rate risk through the use of interest rate swaps and caps and recognize in earnings the ineffective portion of gains or losses associated with these instruments immediately. We obtain values for the interest rate swaps and caps from financial institutions that market these instruments.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

        Overview.    Our results from continuing operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003 include the continuing operations of 76 communities acquired from Hometown, comprising 22,970 homesites, from the date of acquisition, February 18, 2004, through December 31, 2004 and, accordingly, are not included in our operations for the first year of 2003. Our results for the year ended December 31, 2004 also include the operations of 36 communities acquired from D.A.M. comprising 3,573 homesites from the date of acquisition, June 30, 2004, through December 31, 2004 and six other acquisitions we completed between January 1, 2004 and December 31, 2004, that accordingly, are not included in our operations for the year ended December 31, 2003.

        Revenue.    Revenue for the year ended December 31, 2004 was $222.7 million compared to $163.2 million for the year ended December 31, 2003, an increase of $59.5 million or 36%. This increase is due to an increase of $61.4 million in rental income offset by a decrease of $1.9 million in other revenue consisting of sales of manufactured homes, utility and other income and net consumer finance interest income.

        The rental income increase of $61.4 million is due to $53.0 million from the Hometown acquisition, $6.5 million from other community acquisitions and $1.9 million from same communities. The increase in same communities revenues is due to $4.6 million from increased rental rates and $4.9 million from home renter rental income partially offset by $7.6 million from lower occupancy.

        The decrease in other income of $1.9 million is due to a $6.5 million decrease in sales of manufactured homes partially offset by an increase of $4.6 million in utility and other income and net consumer finance interest income. Sales of manufactured homes were 1,387 units in 2004 and 490 units in 2003. We closed 19 retail dealerships in 2003. Per unit sales prices were substantially lower during the year ended December 31, 2004 compared to the same period in 2003.

        Property Operations Expense.    For the year ended December 31, 2004 total property operations expenses were $75.2 million, as compared to $44.3 million for the year ended December 31, 2003, an increase of $30.9 million, or 70%. The increase is due primarily to increases in expenses of $22.1 million from the Hometown acquisition, $4.1 million from D.A.M. and other community acquisitions and $3.7 million from same communities. The increase from same communities is due primarily to higher salaries and benefits of $2.2 million and higher repairs and maintenance of $2.1 million.

        Real Estate Taxes Expense.    Real estate taxes expense for the year ended December 31, 2004, was $16.6 million, as compared to $10.2 million for the year ended December 31, 2003, an increase of $6.4 million or 63%. The increase is due primarily to the Hometown acquisition, other community acquisitions and an increase in same communities in the number of rental homes we own.

        Cost of Manufactured Homes Sold.    The cost of manufactured homes sold was $18.3 million for the year ended December 31, 2004 compared to $18.4 million for the year ended December 31, 2003, a decrease of $0.1 million. The decrease was a result of the mix of used versus new homes sold during the period. The gross margin in manufactured homes sold decreased to a loss of 20% for the year ended December 31, 2004 from a gross profit of 15% for the year ended December 31, 2003.

        Retail Home Sales, Finance, Insurance and Other Operations Expense.    For the year ended December 31, 2004 total retail home sales, finance, insurance and other operations expenses were $8.2 million as compared to $7.4 million for year ended December 31, 2003, a increase of $0.8 million or 11%. This increase is due to costs of in-community sales activities begun in the second half of 2004 partially offset by the elimination of the costs of maintaining stand-alone retail stores.

        Property Management Expense.    Property management expenses for the year ended December 31, 2004 were $7.1 million, as compared to $5.5 million for the year ended December 31, 2003, an increase of $1.6 million, or 29%. The increase is due primarily to the expansion from seven to twelve district offices and the related staffing costs for the new districts in connection with the Hometown and D.A.M. acquisitions and the resultant increase in our community portfolio.

        General and Administrative Expense.    General and administrative expense for the year ended December 31, 2004, was $29.4 million as compared to $16.8 million for the year ended December 31, 2003, an increase of $12.6 million, or 75%. The increase was due primarily to a one-time charge to salaries and benefits of $10.1 million incurred in conjunction with the IPO in which we granted 531,000 shares of restricted stock that vested immediately. The remaining increase in other costs is due primarily to severance of $1.0 million incurred in the year ended December 31, 2004, higher travel costs of $428,000, professional services of $375,000 and insurance costs of $629,000, that reflect reflected a credit in 2003.

        IPO Related Costs.    During the year ended December 31, 2004, we incurred $4.4 million in organization and other costs directly related to the IPO. These costs included legal fees, third party due diligence costs, travel expenses, transfer taxes, filing fees and other miscellaneous items.

        Early termination of debt.    During the year ended December 31, 2004, we wrote off $10.4 million of loan origination costs and incurred an expense of $6.3 million related to exit fees applicable to the repayment of debt in the financing transaction.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2004 was $72.0 million as compared to $46.5 million for the year ended December 31, 2003, an increase of $25.5 million, or 55%. The increase is due to increased depreciation of communities acquired in the Hometown acquisition, other community acquisitions, manufactured home acquisitions and an increase in amortization of loan origination costs resulting from recognition of costs to be paid for the consumer finance facility resulting from the lease receivables commitment.

        Real Estate and Retail Home Asset Impairment.    During the year ended December 31, 2004, we recognized $3.6 million of impairment charges as compared to $1.4 million for the twelve months ended December 31, 2003. The charge in 2004 related to $3.0 million of impairment charges from older vacant homes that we expect to sell in 2005 at prices less than their carrying value in order to continue to drive occupancy in specific markets and reduce repair and maintenance costs in the rental home portfolio and approximately $500,000 of impairment charges related to three communities whose estimated fair value was less than their carrying values. The charge in 2003 related to our decision in 2003 to change from selling homes in stand-alone retail dealerships to in-community sales operations.

        Goodwill Impairment.    During the year ended December 31, 2004, we recognized $0.9 million of goodwill impairment charges related to our insurance business, reducing goodwill in our insurance business to zero.

        Interest Expense.    Interest expense for the year ended December 31, 2004 was $56.9 million, as compared to $57.4 million for the year ended December 31, 2003, a decrease of $500,000. The decrease is primarily due to the increase in outstanding debt related to the Hometown acquisition and the related refinancing activities offset by lower interest rates and interest we capitalized related to the development of long-lived assets.

        Interest Income.    Interest earned on notes receivable, cash and cash equivalents, restricted cash and loan reserves was $1.6 million for the year ended December 31, 2004 and $1.4 million for the year ended December 31, 2003.

        Minority Interest.    Losses allocated to minority interest owners for the year ended December 31, 2004 was $5.5 million as compared to $6.0 million for the year ended December 31, 2003, a decrease of $512,000, or 8%. The decrease was due primarily to a decrease in the minority interest share of net loss to approximately 5.6% after our IPO from 13.9% for the periods prior to our IPO and distributions to our Partnership Preferred Unitholders, partially offset by the impact of our increase in loss before allocation to minority interest.

        Discontinued Operations.    In the third quarter, we entered into a real estate auction agreement to sell a total of twelve communities and two parcels of land. In addition, we separately entered into a sales agreement to sell our Sea Pines, Camden Point and Butler Creek communities. In the fourth quarter we entered into a real estate auction agreement to sell an additional 15 communities. During the year ended December 31, 2003, we sold the Sunrise Mesa community. During the year ended December 31, 2004, we have reflected $1.9 million of income from the operation of these assets, $8.5 million of loss on the sale of these assets and the impact of the related minority interest of $383,000 as discontinued operations. During the year ended December 31, 2003, we have reflected $31,000 of income from the operation of these assets, $3.3 million of gain on the sale of these assets and the impact of the related minority interest of $(466,000) on discontinued operations.

        Preferred Stock Dividend.    We have recorded a preferred stock dividend at the annual rate of 8.25% or $2.0625 per share on the 5.0 million shares of Series A Preferred Stock issued in connection with the IPO on February 18, 2004.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $94.7 million for the year ended December 31, 2004, as compared to $34.4 million for the year ended December 31, 2003, an increase of $60.3 million. Our net loss attributable to common stockholders for the year ended December 31, 2004 includes $31.2 million of costs related to the IPO, financing transactions and the Hometown acquisition including (a) $10.1 million from restricted stock grants, (b) $4.4 million from IPO related organization and other costs and (c) $16.7 million from the early termination of debt.

        The following tables present certain information relative to our real estate segment as of and for the year ended December 31, 2004 and 2003 on a historical and "Same Communities" basis. "Same Communities" reflects information for all communities owned by us at both January 1, 2003 and December 31, 2004. "Same Communities" does not include the Hometown acquisition, the D.A.M. portfolio acquisition, the nine other communities we acquired subsequent to January 1, 2003 or the communities sold during 2003 and 2004 or held for sale as of December 31, 2004 (in thousands, except home, community and per unit information).

	Same Communities(4)		Real Estate Segment(4)
	2004	2003	2004	2003
For the year ended December 31:
Average total homesites	36,925	36,903	58,349	37,316
Average total rental homes	6,299	4,972	7,560	5,183
Average occupied homesites—homeowners	26,699	28,923	43,318	29,281
Average occupied homesites—rental homes	4,545	3,744	5,133	3,695

Average total occupied homesites	31,244	32,667	48,451	32,976
Average occupancy—rental homes	72.2%	75.3%	67.9%	71.3%
Average occupancy—total	84.6%	88.5%	83.0%	88.4%
For the year ended December 31:
Real estate revenue
Homeowner rental income	$90,571	$93,871	$145,839	$94,591
Home renter rental income	35,767	30,894	40,330	31,157
Other	482	171	1,097	167

Rental income	126,820	124,936	187,266	125,915
Utility and other income	13,334	13,387	19,424	13,487

Total real estate revenue	140,154	138,323	206,690	139,402

Real estate expenses
Property operations expenses	$48,530	$44,782	$75,159	$45,181
Real estate taxes	11,766	10,041	16,597	10,137

Total real estate expenses	60,296	54,823	91,756	55,318

Real estate net segment income	$79,858	$83,500	$114,934	$84,084

Average monthly real estate revenue per total occupied homesite(1)	$374	$353	$355	$352

Average monthly homeowner rental income per homeowner occupied homesite(2)	$283	$270	$281	$269

Average monthly real estate revenue per total homesite(3)	$316	$312	$295	$311

As of December 31:
Total communities	196	196	315	199
Total homesites	36,925	36,923	63,661	37,552
Occupied homesites	30,631	31,814	51,913	32,190
Total rental homes owned	6,424	5,492	8,286	5,558
Occupied rental homes	4,924	4,091	6,005	4,114

(1)
Average monthly real estate revenue per occupied homesite defined as total real estate revenue divided by average total occupied homesites divided by the number of months in the period.

(2)
Average monthly homeowner rental income per homeowner occupied homesite defined as homeowner rental income divided by average homeowner occupied homesites divided by the number of months in the period.

(3)
Average monthly real estate revenue per total homesite defined as total real estate revenue divided by average total homesites divided by the number of months in the period.

(4)
Real estate segment and homesite data excludes discontinued operations.

        Reconciliation of our net segment income to net loss attributable to common stockholders is as follows:

	For the Year Ended December 31,
	Same Communities(a)			As Reported
	2004		2003	2004	2003
Net segment income:
Real estate	$79,858		$83,500	$114,934	$84,084
Retail home sales and finance	—	(b)	— (b)	(9,683)	(1,772)
Insurance	(638)		1,071	(638)	1,071
Corporate and other	(192)		(540)	(192)	(540)

	79,028		84,031	104,421	82,843
Other expenses:
Property management	5,685	(d)	5,527	7,127	5,527
General and administrative	19,241	(c)	16,818	29,361	16,818
Initial public offering ("IPO") related costs	—		—	4,417	—
Early termination of debt	—		—	16,685	—
Real estate and retail home sales asset impairment	3,591		—	3,591	1,385
Goodwill impairment	—		—	863	—
Depreciation and amortization	48,116		45,394	72,014	46,467
Interest expense	41,651		56,521	56,892	57,386

Total other expenses	118,284		124,260	190,950	127,583

Interest income	(1,523	)(e)	(1,439)	(1,616)	(1,439)

Loss before allocation to minority interest	(37,733)		(38,790)	(84,913)	(43,301)
Minority interest	2,190		5,360	5,471	5,983

Loss from continuing operations	(35,543)		(33,430)	(79,442)	(37,318)
Income from discontinued operations	—		—	1,915	31
Gain (loss) on sale of discontinued operations	—		—	(8,549)	3,333
Minority interest in discontinued operations	—		—	383	(466)

Net loss	(35,543)		(33,430)	(85,693)	(34,420)
Preferred stock dividend	—		—	(8,966)	—

Net loss attributable to common stockholders	$(35,543)		$(33,430)	$(94,659)	$(34,420)

(a)
Same communities information excludes results of communities acquired in the Hometown, D.A.M. and other acquisitions after January 1, 2003 and the communities sold or held for sale before December 31, 2004.

(b)
Excludes segment results as a result of the restructuring in September 2003 in which we closed all stand-alone retail stores existing on January 1, 2003 at which time we had no significant in-community sales operations.

(c)
Excludes $10,120 of compensation expense related to stock issued in connection with the IPO.

(d)
Excludes property management expenses incurred in connection with the Hometown acquisition.

(e)
Excludes interest earned on additional cash received in connection with the IPO, the financing transaction and the Hometown acquisition.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

        Overview.    Our results for the year ended December 31, 2003 as compared to the year ended December 31, 2002 include the operations of the 107 communities comprising 20,511 homesites and the retail home sales, insurance, consumer finance and other businesses we acquired in the reorganization for the entire year ended December 31, 2003 and for approximately eight months for the year ended December 31, 2002. In addition to the effects of the reorganization, our results for the year ended December 31, 2003 also reflect the effects on our operations of the 22 community acquisitions we completed between January 1, 2002 and December 31, 2003 and excludes the 30 communities that we discontinued in the third and fourth quarters of 2004.

        Revenue.    Revenue for the year ended December 31, 2003 was $163.2 million compared to $136.5 million for the year ended December 31, 2002, an increase of $26.7, or 20%. This increase was due to an increase of $33.3 million in rental income and a decrease of $6.6 million in other revenue consisting of sales of manufactured homes and utility and other income.

        Rental income increased by $33.3 million, consisting of $20.8 from the communities acquired in the reorganization, $8.0 million from other community acquisitions and $4.5 million from same communities. The increase in same communities revenues consists of $4.2 million from increased rental rates, $3.1 million from home renter rental income partially offset by $2.8 million from lower occupancy.

        The decrease in other income of $6.6 million is due to a $10.3 million decrease in sales of manufactured homes partially offset by a $3.7 million increase in utility and other income.

        Property Operations Expenses.    For the year ended December 31, 2003 total property operations expenses were $44.4 million, as compared to $33.3 million for the year ended December 31, 2002, an increase of $11.1 million, or 33%. The increase was due to increases in expenses of $7.8 million from communities we acquired in the reorganization, $3.1 million from other community acquisitions and $1.0 million from same communities. The increase on a same community basis was due primarily to higher salaries and benefits of $513,000, due to increased staffing and, to a lesser extent, increases in wages and employee benefits and higher bad debt expense of $478,000, as a result of increased tenant defaults caused by general economic conditions and reserves for rent owed by certain finance companies which own repossessed homes in our communities.

        Real Estate Taxes Expense.    Real estate taxes expense for the year ended December 31, 2003, was $10.2 million, as compared to $6.6 million for the year ended December 31, 2002, an increase of $3.6 million, or 55%. The increase was due primarily to communities we acquired in the reorganization, other community acquisitions and an increase in the number of rental homes we own.

        Cost of Manufactured Homes Sold.    The cost of manufactured homes sold was $18.4 million for the year ended December 31, 2003 compared to $25.8 million for the year ended December 31, 2002, a decrease of $7.4, or 29%. The decrease was due primarily to a 121 unit decrease in sales of manufactured homes from 629 units sold for the year ended December 31, 2002 to 508 units sold for the year ended December 31, 2003, partially offset by the inclusion of the results of the retail home sales business we acquired in the reorganization for the entire year in 2003. The gross margin in manufactured homes sold was 15% for the year ended December 31, 2003 and 19% for the year ended December 31, 2002. We expect a further decline in the cost of sales of manufactured homes in conjunction with our in-community retail home sales and financing initiative in which we will target to sell homes at at more affordable prices to drive occupancy.

        Retail Home Sales, Finance, Insurance and Other Operations Expenses.    For the year ended December 31, 2003 total retail home sales, finance, insurance and other operations expenses were $7.4 million, as compared to $8.6 million for the year ended December 31, 2002, a decrease of $1.2 million, or 14%. This decrease is due to lower sales of manufactured homes and a lower cost structure as a result of eliminating the costs of maintaining stand-alone retail stores, partially offset by increases in expenses resulting from the inclusion of results of the retail home sales business we acquired in the reorganization for the entire period in 2003 as compared to eight months for 2002.

        Property Management Expenses.    Property management expenses for the year ended December 31, 2003 was $5.5 million, as compared to $4.1 million for the year ended December 31, 2002, an increase of $1.4 million, or 34%. The increase was due primarily to inclusion of the results of the communities we acquired in the reorganization for an entire year in 2003.

        General and Administrative Expenses.    General and administrative expense for the year ended December 31, 2003 was $16.8 million, as compared to $13.1 million for the year ended December 31, 2002, an increase of $3.7 million or 28%. The increase was due primarily to the reorganization, a $900,000 one time charge for vacating unused office space, a non-recurring credit of $291,000 against our insurance expenses in 2002, and, in 2003, to higher professional services expenses related primarily to our manufactured home acquisitions. As a percentage of total revenue, general and administrative expense was 10% for the year ended December 31, 2003, as compared to 9.6% for the year ended December 31, 2002.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the year ended December 31, 2003 was $46.5 million, as compared to $37.1 million for the year ended December 31, 2002, an increase of $9.4 million, or 25%. The increase relates to the reorganization, other community acquisitions, related capital improvements and rental home acquisitions. This was partially offset by the increase in depreciable lives of community improvements from 20 years to 30 years made in connection with the reorganization.

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

        During the year ended December 31, 2003 we substantially completed the redirection of our retail home sales efforts by selling eleven of our retail dealerships, ceasing operations in the remaining five retail dealerships and beginning in-community retail home sales activities in nearby communities owned by us. In accordance with the terms we have with the buyers of the retail dealerships, we will continue to obtain certain benefits they receive from their inventory purchases and we expect they will continue to refer new residents to our communities. With respect to four of the eleven stand-alone retail dealerships we sold, we will continue to hold and finance inventory at their retail dealerships. With respect to five retail dealerships we closed, we have relocated the inventory to nearby manufactured home communities we own.

        In connection with these activities, we recorded a charge of $1.4 million to write-off fixed assets net of sales proceeds ($1.3) million and to record the cost of remaining lease obligations at the retail dealerships we closed in 2003 ($40,000).

        At December 31, 2002 we recorded an impairment of goodwill in the retail home sales, finance and insurance operations of $13.5 million. The impairment for the retail home sales and finance operations arose from a deterioration of its operating performance subsequent to the reorganization due to lower projected sales volumes caused by adverse market conditions of the manufactured home sales industry as a whole, the related finance industry, and the market for manufactured home sales businesses. The impairment for the insurance operation arose because the insurance operation derives the majority of its revenue from the retail home sales and finance operations. We had no impairment of goodwill for the year ended December 31, 2003.

        Interest Expense.    Interest expense for the year ended December 31, 2003 was $57.4 million as compared to $43.9 million for the year ended December 31, 2002, an increase of $13.5 million, or 31%. The increase was due primarily to: additional indebtedness acquired in the reorganization of $380.8 million, additional borrowings of $27.0 million under the rental home credit facility, $20.0 million under the preferred interest, $18.8 million under the BFND credit facility, and $4.3 million of indebtedness assumed in connection with community acquisitions. Such interest expense increases resulting from additional borrowings were partially offset by lower interest rates on variable rate debt.

        Interest Income.    Interest earned on notes receivable, cash and cash equivalents, restricted cash and loan reserves was $1.4 million for the years ended December 31, 2003 and 2002.

        Minority Interest.    Minority interest for the year ended December 31, 2003 was $6.0 million as compared to $6.5 million for the year ended December 31, 2002, a decrease of $477,000, or 7%. The decrease was primarily due to the reorganization in which our OP unit holders received an effective 13.9% ownership interest as of May 2, 2002 partially offset by a smaller net loss recorded in 2003 versus 2002.

        Discontinued Operations.    In the third quarter of 2004, we entered into a real estate auction agreement to sell a total of twelve communities and two parcels of land. In addition, we separately entered into a sales agreement to sell our Sea Pines, Camden Point and Butler Creek communities. In the fourth quarter of 2004 we entered into agreements to sell an additional 15 communities. During the year ended December 31, 2003, we sold the Sunrise Mesa community.

        During the year ended December 31, 2003, we have reflected $31,000 of income from the operation of these assets, $3.3 million gain on the sale of the Sunrise Mesa community sale and the impact of the related minority interest of $(466,000) as discontinued operations. During the year ended December 31, 2002, we have reflected $1.0 million of income from the operation of these assets and the impact of the related minority interest of $(209,000) on discontinued operations.

        Net Loss.    As a result of the foregoing, our net loss was $34.4 million for the year ended December 31, 2003, as compared to $40.8 million for the year ended December 31, 2002, a decrease of $6.4 million or 16%. The decrease was due to increases of $33.3 million in rental income, $3.7 million in utility and other income, and $2.1 million in income and gain on sale of discontinued operations net of related minority interest and decreases of $7.4 million in cost of manufactured homes sold, $1.2 million in retail home sales, finance, insurance and other operations expense and retail home sales and insurance asset and goodwill impairment of $12.1 million offset by decreases of $10.3 million in manufactured home sales, and increases of $11.1 million in property operations expense, $3.6 million in real estate taxes, $1.4 million in property management expenses, $3.7 million in general and administrative expenses, $9.4 million in depreciation and amortization and $13.5 million in interest expense.

        The following tables present certain information relative to our real estate segment as of and for the year ended December 31, 2003 and 2002 on a historical and "Same Communities" basis. "Same Communities" reflects information for all communities owned by us at both January 1, 2002 and December 31, 2003. "Same Communities" does not include the twenty-two communities we acquired subsequent to January 1, 2003 or the community sold during 2003 (in thousands, except home, community and per unit information).

	Same Communities(4)		Real Estate Segment(4)
	2003	2002	2003	2002
For the year ended December 31:
Average total homesites	15,717	15,824	37,316	27,463
Average total rental homes	1,812	1,333	5,183	2,626
Average occupied homesites—homeowners	13,030	13,785	29,281	24,895
Average occupied homesites—rental homes	1,376	908	3,695	1,830

Average total occupied homesites	14,406	14,693	32,976	26,725
Average occupancy—rental homes	76.0%	68.1%	71.3%	69.7%
Average occupancy—total	91.7%	92.9%	88.4%	97.3%
For the year ended December 31:
Real estate revenue
Homeowner rental income	$48,749	$47,479	$94,591	$72,476
Home renter rental income	10,760	7,695	31,157	19,865
Other	104	(39)	167	(167)

Rental income	59,613	55,135	125,915	92,174
Utility and other income	6,088	5,095	13,487	10,147

Total real estate revenue	65,701	60,230	139,402	102,321

Real estate expenses
Property operations expenses	$19,151	$18,165	$45,181	$33,320
Real estate taxes	4,566	3,681	10,137	6,671

Total real estate expenses	23,717	21,846	55,318	39,991

Real estate net segment income	$41,984	$38,384	$84,084	$62,330

Average monthly real estate revenue per total occupied homesite(1)	$380	$342	$352	$319

Average monthly homeowner rental income per homeowner occupied homesite(2)	$312	$287	$269	$243

Average monthly real estate revenue per total homesite(3)	$348	$317	$311	$310

As of December 31:
Total communities owned	203	203	329	209
Total homesites	15,735	15,668	37,552	36,805
Occupied homesites	14,095	14,593	32,190	33,097
Total rental homes owned	2,012	1,636	5,558	4,423
Occupied rental homes	1,503	1,197	4,114	3,002

(1)
Average monthly real estate revenue per occupied homesite defined as total real estate revenue divided by average total occupied homesites divided by the number of months in the period.

(2)
Average monthly homeowner rental income per homeowner occupied homesite defined as homeowner rental income divided by average homeowner occupied homesites divided by the number of months in the period.

(3)
Average monthly real estate revenue per total homesite defined as total real estate revenue divide by average total homesites divided by the number of months in the period.

(4)
Real estate segment and homesite data excludes discontinued operations.

        A reconciliation of our net segment income to net loss attributable to common stockholders is as follows:

	Twelve Months Ended December 31,
	Same Communities		As Reported
	2003	2002	2003	2002
Net segment income:
Real estate	$41,984 (a)	$38,384 (a)	$84,084	$62,330
Retail home sales and finance	— (b)	— (b)	(1,772)	230
Insurance	1,071	204	1,071	204
Corporate and other	(540)	(667)	(540)	(667)

	42,515	37,921	82,843	62,097
Other expenses:
Property management	5,527	4,105	5,527	4,105
General and administrative	16,818	13,088	16,818	13,088
Retail home sales asset impairment	—	—	1,385	—
Goodwill impairment	—	—	—	13,557
Depreciation and amortization	18,652	19,766	46,467	37,058
Interest expense	16,021	7,026	57,386	43,804

Total other expenses	57,018	43,985	127,583	111,612

Interest income	1,439	1,390	1,439	1,390

Loss before allocation to minority interest	(13,064)	(4,674)	(43,301)	(48,125)
Minority interest	2,047	595	5,983	6,460

Loss from continuing operations	(11,017)	(4,079)	(37,318)	(41,665)
Income from discontinued operations	—	—	31	1,040
Gain (loss) on sale of discontinued operations	—	—	3,333	—
Minority interest in discontinued operations	—	—	(466)	(209)

Net loss	(11,017)	(4,079)	(34,420)	(40,834)
Preferred stock dividend	—	—	—	—

Net loss attributable to common stockholders	$(11,017)	$(4,079)	$(34,420)	$(40,834)

(a)
Same communities real estate net segment income excludes results of communities acquired after January 1, 2002 and community sold before December 31, 2004.

(b)
Excludes segment results as a result of the restructuring in September 2003 in which we closed all stand-alone retail stores existing on January 1, 2003 at which time we had no significant in-community sales operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal liquidity demands have historically been, and are expected to continue to be, recurring and non-recurring capital improvements of properties, debt repayment, the purchase of new and used homes for lease and sale, property acquisitions, funding loans to home buyers, operating partnership unit distributions, and common and preferred stock dividends. The Company intends to meet these liquidity requirements through its working capital provided by operating activities, available financing under its floor plan line of credit for home purchases, available financing under its consumer finance facility to fund home loans, available financing under a new lease receivables line of credit to be secured by homes in the Company's rental portfolio and which we expect to complete in April 2005, other available unsecured financing and the potential sale of communities. The Company considers these resources to be adequate to meet all operating requirements, including recurring capital improvements, debt service, other normally recurring expenditures of a capital nature and, if necessary, to pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code.

        To accomplish our plans and growth objectives in 2005, we intend to invest significant funds for the purchase of manufactured homes for rent, lease with option to purchase and sale. We expect to commit to these expenditures only as demand warrants and we have entered into no significant forward purchase commitments with respect to these purchases. To optimize the long-term returns from our recent acquisitions, we also plan to incur non-recurring capital expenditures, of which approximately 40% are expected to be used to allow for the placement of manufactured homes onto vacant homesites in our communities. In addition, we plan to make recurring capital expenditures as necessary to keep our communities up to our standards and for general capital improvements.

        We expect to fund our short-term liquidity needs described above through net cash provided by operations, proceeds from our March 2005 issuance of $25 million in trust preferred securities, borrowings under our $50 million floorplan line of credit and borrowings under a new $75 million lease receivables line of credit for which we have obtained a commitment and which we expect to complete in April 2005. The commitment is contingent upon completion of definitive transaction documents, the absence of a material adverse changes and satisfaction of other customary closing conditions, and we cannot assure that these conditions will be satisfied or that the line of credit will be completed. In addition, we have announced our intention to sell 14 communities, and we have the ability to sell additional communities if conditions warrant.

        In addition, in order to facilitate sales of new and existing homes with our goal of increasing occupancy, we also plan to finance a significant portion of our home sales during 2005. We have a $125 million consumer finance facility to support our in-community home sales financing program under which we may finance up to 75% of the principal amount of qualifying loans made to qualifying home buyers.

        We expect to refinance our $85 million revolving credit mortgage facility and our senior variable rate mortgage when due in 2005 and 2006. In addition to our existing sources of capital, we have significant experience in raising private equity and we may in the future use that experience to enter into financing joint ventures or other similar arrangements if we determine that such a structure would provide an efficient means of raising capital.

        Our plan is to increase occupancy through the activities described above. However, based on our historical results, we do not believe that the Company will be able to fully fund its debt service obligations and recurring capital expenditures, as well as its plans and growth objectives described above, out of operating cash flows. Accordingly, our ability to implement our plans and growth objectives described above will depend upon our ability to obtain adequate funding from the financing sources described above or from other available funding sources. We cannot assure that we will close the $75 million lease receivables line of credit, sell additional communities, sell new or used homes, borrow under our consumer finance line of credit, refinance expiring credit lines or make other arrangements necessary to fund some or all of our activities to increase occupancy. Should we not be able to obtain sufficient funds for these purposes, we may be required to substantially defer or eliminate some or all of our plans and growth objectives that require these funds, including home purchases, consumer loans, and non-recurring capital expenditures, and we also may be required to reduce or eliminate our distributions to our stockholders.

CASH FLOWS

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

        Cash provided by operations was $27.0 million and $10.7 million for the year ended December 31, 2004 and 2003, respectively. The increase in cash provided by operations for 2004 as compared to 2003 was due primarily to increased homesites resulting from our Hometown and D.A.M. portfolio acquisitions.

        Cash used in investing activities was $607.6 million and $47.7 million for the year ended December 31, 2004 and 2003, respectively. The increase in 2004 as compared to 2003 was due primarily to the Hometown and D.A.M. portfolio acquisitions and an increase in acquisitions of other communities and manufactured homes.

        Cash provided by financing activities was $593.8 million and $25.4 million for the year ended December 31, 2004 and 2003, respectively. The increase in 2004 as compared to 2003 was primarily due to issuance of additional indebtedness and common and preferred stock issuances in connection with our IPO, partially offset by the repayment of existing indebtedness and the payment of both common and preferred stock dividends.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

        Cash provided by operations was $10.7 million and $14.3 million for the year ended December 31, 2003 and 2002, respectively. The decrease for 2003 was due primarily to changes in operating assets and liabilities partially offset by a reduction in manufactured home inventory held for sale.

        Cash used in investing activities was $47.7 million and $137.5 million for the year ended December 31, 2003 and 2002, respectively. The decrease in 2003 compared to 2002 was due primarily to reduced levels of community acquisitions and rental home purchases.

        Cash provided by financing activities was $25.4 million and $137.8 million for the year ended December 31, 2003 and 2002, respectively. The decrease in 2003 as compared to 2002 was primarily due to lower borrowing for community acquisitions and rental homes, funds provided in 2002 from the reorganization and issuance of common shares, partially offset by funding of the rental home credit facility in 2003.

INFLATION

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the year ended December 31, 2004 and 2003. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

        At December 31, 2004, we have $1,001.6 million of outstanding indebtedness. $771.8 million, or 77%, of our total indebtedness is fixed rate and $229.9 million, or 23%, is variable rate. We have entered into a two-year interest rate swap agreement pursuant to which we will effectively fix the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, 87% of our total indebtedness will be subject to fixed interest rates for a minimum of two years. In connection with our senior variable rate mortgage debt, we have purchased interest rate caps to limit our interest costs in the event of increases in one-month LIBOR above 5.00%. The interest caps expire in February 2006. At December 31, 2004, we have the following indebtedness, and lease operating obligations (in thousands):

	Debt Repayment Obligations	Operating Lease Obligations	Total Obligations
2005	$90,956	$748	$91,704
2006(1)	173,358	101	173,459
2007	10,790	104	10,894
2008	61,685	48	61,733
2009	113,456	16	113,472
Thereafter	544,780	—	544,780

Commitments	995,025	1,017	996,042
Unamortized premium related to indebtedness assumed in Hometown and DAM acquisitions	6,597	—	6,597

	$1,001,622	$1,017	$1,002,639

(1)
The $150.9 million senior variable rate mortgage debt due 2006 may be extended for three additional 12-month periods at our option and subject to certain conditions.

        As of December 31, 2004, debt related to our discontinued obligations totaled $29.0 million.

        The following table sets forth certain information with respect to our indebtedness outstanding as of December 31, 2004 excluding indebtedness related to assets held for sale (in thousands):

	Amount of Debt	Percentage of Total Debt	Weighted Average Interest Rate	Maturity Date	Annual Debt Service	Balance at Maturity (1)
Fixed Rate Debt:
Senior fixed rate mortgage due 2012	$303,903	30.3%	7.35%	2012	$25,691	$268,316
Senior fixed rate mortgage due 2014	213,333	21.3%	5.53%	2014	14,719	199,052
Senior fixed rate mortgage due 2009	99,651	9.9%	5.05%	2009	6,522	92,515
Various individual fixed rate mortgages due 2004 through 2031	153,818	15.4%	7.31%	2005-2031	12,930	98,029
Other loans	1,047	0.1%	8.67%	2005	172	915

	771,752	77.0%	6.34%		60,034

Variable Rate Debt:
Senior variable rate mortgage due 2006(2)	150,871	15.1%	5.40%	2006	8,147	150,871
Revolving credit mortgage facility	51,000	5.1%	5.35%	2005	2,729	51,000
Floorplan lines of credit	27,999	2.8%	7.79%	2005	1,776	27,999

	229,870	23.0%	5.66%		12,652

	$1,001,622	100.0%	6.19%		$72,686

(1)
Assumes no early repayment of principal.

(2)
The new senior variable rate mortgage due 2006 may be extended for three additional 12-month periods at our option and subject to certain conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment". SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS 123R as of the interim reporting period beginning July 1, 2005. SFAS 123R covers a wide range of share-based compensation arrangements including options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We do not expect the adoption of adopting SFAS 123R to have a material impact upon our financial position, results of operations and cash flows.

FFO

        As defined by NAREIT, FFO represents income (loss) from continuing operations (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing a perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. The following table calculates our FFO for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	For Year Ended December 31,
	2004(a)	2003(b)	2002(c)
Reconciliation of FFO:
Loss from continuing operations(a)(b)	$(79,442)	$(37,318)	$(41,665)
Plus:
Depreciation and amortization	72,014	46,467	37,058
Income from discontinued operations	1,915	31	1,040
Depreciation and amortization from discontinued operations	3,134	2,589	1,957
Less:
Amortization of loan origination fees	(5,952)	(3,213)	(4,129)
Depreciation expense on furniture, equipment and vehicles	(1,264)	(1,112)	(1,019)
Minority interest portion of FFO reconciling items	(4,614)	(6,173)	(4,645)

FFO	(14,209)	1,271	(11,403)
Less: preferred dividends	(8,966)	—	—

FFO available to common stockholders	$(23,175)	$1,271	$(11,403)

(a)
FFO for the year ended December 31, 2004 includes charges for the following: (i) retail losses of $11.2 million related to sales of older vacant homes sold during the fourth quarter at discounts to their original costs and marketing and promotion costs both incurred to drive occupancy, help establish and drive our Hispanic marketing initiative and reduce future repairs and maintenance costs in our rental home portfolio; (ii) $3.0 million of impairment charges related to older vacant rental homes we expect to sell in 2005 at prices less than their carrying value in order to continue to drive occupancy in specific markets and reduce repairs and maintenance costs in our rental home portfolio; (iii) $0.9 million of goodwill impaiment related to our insurance business; (iv) $1.0 million of severance costs related to the fourth quarter resignation of our chief operating officer and the second quarter resignation of other executive officers; (v) approximately $500,000 of impairment charges related to three communities; and (vi) approximately $500,000 related to property damage sustained during the hurricanes that occurred in the third quarter in the Southeast United States.

(b)
FFO for the year ended December 31, 2003 includes a charge of $1.4 million for retail home sales asset impairment and other expense and a charge of approximately $864,000 for the cost of vacating unused office space and $337,000 in executive severance.

(c)
FFO for the year ended December 31, 2002 includes charges incurred in the reorganization in connection with the repayment of debt including $1.9 million for exit fees and $1.6 million for the write off of unamortized loan costs, and includes a charge of $13.6 million to write off goodwill associated with our retail home sales and insurance businesses. For more details see our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.

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

        As of December 31, 2004 our total debt outstanding was approximately $1,001.6 million, excluding debt related to discontinued operations, comprised of approximately $771.8 million of indebtedness subject to fixed interest rates. Approximately $229.9 million or 23% of our total consolidated debt is variable rate debt. In February 2004 we entered into a two-year interest rate swap agreement pursuant to which we effectively fixed the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, approximately 87% of our total indebtedness after completion of our IPO and the financing transactions is subject to fixed interest rates for a minimum of two years.

        If LIBOR were to increase by 1.00%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.3 million annually. If, after consideration of the interest rate swap agreement described above, LIBOR were to increase by 1.00%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.3 million annually.

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

        The fair value of debt outstanding as of December 31, 2004 was approximately $1,028.6 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our final statements required by this item are submitted as a separate section of this annual report on Form 10-K. See "Financial Statements," commencing on page F-1 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)   Disclosure Controls and Procedures. The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including the company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)   Internal Control Over Financial Reporting. There have not been any changes in the company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the Company's Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.
Affordable Residential Communities Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, and 2002	F-4
	Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2004, 2003 and 2002	F-5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002	F-6
	Notes to Consolidated Financial Statements	F-8
2.	Financial Statement Schedules.
	Schedule III—Real Estate and Related Depreciation as of December 31, 2004	III-1
3.	Exhibits. See the Exhibit Index following the signature page hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
By:	/s/ SCOTT D. JACKSON Scott D. Jackson Chief Executive Officer (Principal Executive Officer)

MARCH 31, 2005

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ SCOTT D. JACKSON Scott D. Jackson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2004
/s/ JOHN G. SPRENGLE John G. Sprengle	Vice Chairman	March 31, 2004
/s/ JAMES L. CLAYTON James L. Clayton	Director	March 31, 2004
/s/ J. MARKHAM GREEN J. Markham Green	Director	March 31, 2004
/s/ MICHAEL GREENE Michael Greene	Director	March 31, 2004
/s/ RANDALL A. HACK Randall A. Hack	Director	March 31, 2004
/s/ EUGENE MERCY, JR. Eugene Mercy, Jr.	Director	March 31, 2004
/s/ CHARLES J. SANTOS-BUCH Charles J. Santos-Buch	Director	March 31, 2004
/s/ LAWRENCE E. KREIDER Lawrence E. Kreider	Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)	March 31, 2004

Exhibit Index

Number	Exhibit Title
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
3.1*
Articles of Amendment and Restatement of Affordable Residential Communities Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
3.2*
Amended and Restated Bylaws of Affordable Residential Communities Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
3.3*
Articles Supplementary of Affordable Residential Communities Inc. Designating a Series of Preferred Stock (incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
4.1*
Third Amended and Restated Registration Rights Agreement, dated as of February 18, 2004, by and among Affordable Residential Communities Inc. and the parties listed on the exhibits thereto (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
4.2*
Certificate of Common Stock of Affordable Residential Communities Inc. (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
4.3*
Certificate of 8.25% Series A Cumulative Redeemable Preferred Stock of Affordable Residential Communities Inc. (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

4.4*
Second Amended and Restated Supplemental Stockholders Agreement, dated as of February 18, 2004, by and among Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P., Thomas H. Lee Foreign Fund IV-B, L.P., Thomas H. Lee Charitable Investments Limited Partnership, Thomas H. Lee Limited Partnership, Capital ARC Holdings, LLC, Nassau Capital Funds L.P., Nassau Capital Partners II, L.P., NAS Partners I, L.L.C. and the individuals listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
4.5*
First Amended and Restated Pairing Agreement, dated as of February 12, 2004, by and between Affordable Residential Communities Inc. and Affordable Residential Communities LP (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.1†*
Employment Agreement between Scott D. Jackson and Affordable Residential Communities Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.2†*
Employment Agreement between John G. Sprengle and Affordable Residential Communities Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.3†*
Separation and Release Agreement, dated as of October 26, 2004, by and between George W. McGeeney, Affordable Residential Communities Inc. and ARC Management Services, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Affordable Residential Communities Inc. for the quarterly period ended September 30, 2004 (File No. 001-31987)).
10.4†*
Severance Agreement between Affordable Residential Communities Inc. and Lawrence E. Kreider (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.5†*
Severance Agreement between Affordable Residential Communities Inc. and Scott L. Gesell (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.6†*
Affordable Residential Communities Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816) ).
10.7†*
Affordable Residential Communities Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816) ).

10.8*
First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities L.P. (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.9*
Loan Agreement, dated February 18, 2004, by and among ARC18TX LP, ARC Communities 18 LLC, ARC18FLD LLC, ARC18FLWHO LLC, ARC18FLSH LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.10*
Loan Agreement, dated February 18, 2004, by and among ARC19TX LP, ARC Communities 19 LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.11*
Loan Agreement, dated February 18, 2004, by and among ARC4BFND, L.L.C. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.12*
Loan Agreement, dated February 18, 2004, by and among ARC Communities 11 LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.13*
Loan Agreement, dated February 18, 2004, by and among ARC Communities 13 LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.14*
Loan Agreement, dated February 18, 2004, by and among ARC Communities 14 LLC, ARC14FLCV LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.15*
Loan Agreement, dated February 18, 2004, by and among ARC Communities 17 LLC and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.16*
Loan Agreement, dated February 18, 2004, by and among ARC Communities 9 LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.17*
Loan Agreement, dated February 18, 2004, by and among ARC Communities 10 LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.18*
Loan Agreement, dated February 18, 2004, by and among ARC Communities 12 LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.19*
Loan Agreement, dated February 18, 2004, by and among ARC Communities 15 LLC, ARC15FLOV LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.20*
Loan Agreement, dated February 18, 2004, by and among ARC Communities 16 LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.21*
Loan Agreement between ARC Communities 1 LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
10.22*
Loan Agreement between ARC Communities 2 LLC and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).
10.23*
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

10.30*
Credit Agreement among Affordable Residential Communities LP, Affordable Residential Communities Inc., Citicorp North America, Inc., Bank One, N.A., Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.31*
Master Repurchase Agreement Between Merrill Lynch Mortgage Capital Inc. and Enspire Finance, LLC (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).
10.32	Loan Agreement dated September 23, 2004 by and among ARC III, L.L.C. as Borrower and Citigroup Global Market Realty Corp. as Lender and as Collateral Agent.
12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1*
List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987) ).
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

*
Previously filed.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Affordable Residential Communities Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Affordable Residential Communities Inc. (formerly known as ARC IV REIT, Inc.) and its subsidiaries (the "Company") as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Denver, Colorado
March 31, 2005

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2003

(in thousands except share data)

	As of December 31,
	2004	2003
Assets
Rental and other property, net	$1,532,780	$863,515
Assets held for sale	54,123	44,362
Cash and cash equivalents	39,802	26,626
Restricted cash	—	13,669
Tenant notes and other receivables, net	18,799	8,233
Inventory	11,230	3,878
Loan origination costs, net	14,403	11,921
Loan reserves	31,019	32,414
Goodwill	85,264	86,127
Lease intangibles and customer relationships, net	19,106	10,987
Prepaid expenses and other assets	6,476	24,101

Total assets	$1,813,002	$1,125,833

Liabilities and Stockholders' Equity
Notes payable and preferred interest	$1,001,622	$773,394
Liabilities related to assets held for sale	29,516	16,938
Accounts payable and accrued expenses	37,877	19,862
Dividends payable	15,505	—
Tenant deposits and other liabilities	12,776	7,655

Total liabilities	1,097,296	817,849

Minority interest	56,659	42,639
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, no par value, 5,000,000 shares authorized, 5,000,000 and zero shares issued and outstanding at December 31, 2004 and 2003, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	—
Common stock $.01 par value, 100,000,000 shares authorized, 40,874,061 and 16,972,738 shares issued and outstanding and December 31, 2004 and 2003, respectively	409	170
Additional paid-in capital	790,528	378,018
Unearned compensation	(235)	—
Accumulated other comprehensive income	1,208	—
Retained deficit	(251,971)	(112,843)

Total stockholders' equity	659,047	265,345

Total liabilities and stockholders' equity	$1,813,002	$1,125,833

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(in thousands except per share data)

	For the Year Ended December 31,
	2004	2003	2002
Revenue
Rental income	$187,267	$125,915	$92,610
Sales of manufactured homes	15,221	21,681	31,942
Utility and other income	20,065	15,599	11,942
Net consumer finance interest income	104	—	—

Total revenue	222,657	163,195	136,494

Expenses
Property operations	75,150	44,366	33,341
Real estate taxes	16,621	10,247	6,633
Cost of manufactured homes sold	18,267	18,357	25,826
Retail home sales, finance, insurance and other operations	8,198	7,382	8,597
Property management	7,127	5,527	4,105
General and administrative	29,361	16,818	13,088
Initial public offering related costs	4,417	—	—
Early termination of debt	16,685	—	—
Depreciation and amortization	72,014	46,467	37,058
Real estate and retail home asset impairment	3,591	1,385	—
Goodwill impairment	863	—	13,557
Interest expense	56,892	57,386	43,804

Total expenses	309,186	207,935	186,009
Interest income	(1,616)	(1,439)	(1,390)

Net loss before allocation to minority interest	(84,913)	(43,301)	(48,125)
Minority interest	5,471	5,983	6,460

Loss from continuing operations	(79,442)	(37,318)	(41,665)
Income from discontinued operations	1,915	31	1,040
Gain (loss) on sale of discontinued operations	(8,549)	3,333	—
Minority interest in discontinued operations	383	(466)	(209)

Net loss	(85,693)	(34,420)	(40,834)
Preferred stock dividends	(8,966)	—	—

Net loss attributable to common stockholders	$(94,659)	$(34,420)	$(40,834)

Net loss per share from continuing operations:
Basic loss per share	$(2.33)	$(2.20)	$(2.87)

Diluted loss per share	$(2.33)	$(2.20)	$(2.94)

Income (loss) per share from discontinued operations:
Basic income (loss) per share	$(0.16)	$0.17	$0.06

Diluted income (loss) per share	$(0.16)	$0.17	$0.06

Net loss to common stockholders per share:
Basic loss per share	$(2.49)	$(2.03)	$(2.81)

Diluted loss per share	$(2.49)	$(2.03)	$(2.88)

Weighted average share / OP unit information:
Common shares outstanding	37,967	16,973	14,535
Common shares issuable upon exchange of OP units outstanding	3,387	2,726	1,818

Diluted shares outstanding	41,354	19,699	16,353

Cash dividends declared per share:
Preferred stock dividends	$1.97	$—	$—

Common stock and OP Unit dividends	$1.09	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(in thousands)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Unearned Compensation		Retained Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2002	—	$—	16,973	$97	$196,266	$—	$—	$(37,589)	$158,774
Issuance of common stock	—	—	—	15	33,745	—	—	—	33,760
Common stock issued in the Reorganization	—	—	—	58	137,594	—	—	—	137,652
Transfer of minority interest ownership in Operating Partnership	—	—	—	—	10,413	—	—	—	10,413
Net loss	—	—	—	—	—	—	—	(40,834)	(40,834)

Balance, December 31, 2002	—	—	16,973	170	378,018	—	—	(78,423)	299,765
Net loss	—	—	—	—	—	—	—	(34,420)	(34,420)

Balance December 31, 2003	—	—	16,973	170	378,018	—	—	(112,843)	265,345
Issuance of preferred stock during initial public offering, net of issuance costs of $5,892	5,000	119,108	—	—	—	—	—	—	119,108
Issuance of common stock during initial public offering, net of issuance costs of $37,191	—	—	23,043	230	400,396	—	—	—	400,626
Common stock issued to employees during initial public offering	—	—	530	5	10,070	—	—	—	10,075
Restricted stock issued to employees during initial public offering	—	—	95	1	1,804	(1,805)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	199	—	—	199
Forfeiture of unearned compensation	—	—	(80)	—	(1,519)	1,371	—	—	(148)
Transfer of minority interest ownership in Operating Partnership	—	—	313	3	1,737	—	—	—	1,740
Common stock issued to board members	—	—	—	—	22	—	—	—	22
Net loss	—	—	—	—	—	—	—	(94,659)	(94,659)
Accumulated other comprehensive income—Interest rate swap mark-to-market	—	—	—	—	—	—	1,208	—	1,208

Other comprehensive loss									(93,451)

Common stock and OP Unit dividends declared	—	—	—	—	—	—	—	(44,469)	(44,469)

Balance December 31, 2004	5,000	$119,108	40,874	$409	$790,528	$(235)	$1,208	$(251,971)	$659,047

The accompanying notes are an integral part of these consolidated financial statements

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flow from operating activities
Net loss attributable to common stockholders	$(94,659)	$(34,420)	$(40,834)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,014	46,467	37,058
Adjustments to fair value for interest rate caps	241	—	1,561
Stock grant compensation expense	10,120	—	—
Preferred stock dividend declared	8,966	—	—
PPU distributions declared	786	—	—
Minority interest in net loss	(6,257)	(5,983)	(6,460)
Non-cash IPO related costs	389	—	—
Early termination of debt	10,358	—	—
Retail home sales impairment and other expense	—	1,385	—
Real estate asset impairment	3,591	—	—
Goodwill impairment	863	—	13,557
Depreciation and minority interest included in income from discontinued operations	2,751	3,079	2,235
(Gain) loss on sale of discontinued operations	8,549	(3,333)	—
Rent expense related to vacated office space	—	864	—
Changes in operating assets and liabilities, net of acquisitions	9,322	2,622	7,150

Net cash provided by operating activities	27,034	10,681	14,267

Cash flow from investing activities
Acquisition of Hometown communities	(507,136)	—	—
Acquisition of communities and manufactured homes	(87,693)	(34,288)	(121,611)
Proceeds from community sales	36,922	14,879	—
Deposits and deferred acquisition costs on purchase of Hometown assets	—	(15,559)	—
Community improvements and equipment purchases	(49,708)	(12,725)	(15,862)

Net cash used in investing activities	(607,615)	(47,693)	(137,473)

Cash flow from financing activities
Cash flow from IPO
Common stock offering	438,078	—	—
Preferred stock offering	125,000	—	—
Common stock offering expenses	(37,421)	—	—
Preferred stock offering expenses	(5,892)	—	—
Cash flow from IPO related financing transactions
Debt issued in the financing transactions	500,000	—	—
Debt paid in the financing transactions	(439,048)	—	—
Payment of loan origination costs	(8,122)	—	—
Release of restricted cash	12,278	—	—
Release of loan reserves	19,089	—	—
New loan reserves	(14,247)	—	—

Cash flow from the Reorganization:
Debt issued in the Reorganization	—	—	578,000
Debt paid in the Reorganization	—	—	(431,165)
Redemption of Limited Partnership interests	—	—	(112,966)
Payment of loan costs	—	—	(13,365)
Net release of restricted cash	—	—	2,609
Net release of loan reserves	—	—	4,695
Other	—	—	(4,678)
Proceeds from the issuance of common shares	—	—	33,760
Deferred common and preferred stock issuance costs		(1,026)	—
Proceeds from issuance of debt	96,421	49,038	126,119
Repayment of debt	(42,660)	(25,356)	(14,416)
Payment of common and OP Units dividends	(33,563)	—	—
Payment of preferred dividends	(7,247)	—	—
Payment of partnership preferred distributions	(524)	—	—
Repurchase of OP Units	(125)	—	—
Restricted cash	1,391	(240)	(1,906)
Loan reserves	(3,447)	6,867	(28,185)
Loan origination costs	(6,204)	(3,894)	(715)

Net cash provided by financing activities	593,757	25,389	137,787

Net increase (decrease) in cash and cash equivalents	13,176	(11,623)	14,581
Cash and cash equivalents, beginning of period	26,626	38,249	23,668

Cash and cash equivalents, end of period	$39,802	$26,626	$38,249

Non-cash financing and investing transactions:
Debt assumed in connection with acquisitions	$96,898	$4,294	$5,944
OP Units issued in connection with acquisitions	25,142	—	—
OP Units issued in the Reorganization	—	—	64,820
Common stock issued in the Reorganization	—	—	137,652
Limited Partnership debt assumed in the Reorganization	—	—	233,915
Dividend declared but unpaid	13,524	—	—
Accrual of loan origination costs	2,000	—	—
Supplemental cash flow information:
Cash paid for interest net of amounts capitalized	$56,765	$56,941	$36,077

The accompanying notes are an integral part of these consolidated financial statements

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 and 2002

1.    Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

        Affordable Residential Communities Inc. (formerly known as ARC IV REIT, Inc.) is a Maryland corporation organized as a fully integrated, self-administered and self-managed equity real estate investment trust ("REIT") for U. S. federal income tax purposes and is engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses including acting as agent in the sale of homeowners' insurance and related products, all exclusively to residents in our communities. We were organized in July 1998 and operate primarily through Affordable Residential Communities LP (the "Operating Partnership" or "OP") and its subsidiaries, of which we are the sole general partner and owned 94.4% as of December 31, 2004.

        As described in Note 2, on May 2, 2002, we completed the acquisition of Affordable Residential Communities, L.P., I ("LP I"), Affordable Residential Communities, L.P., II ("LP II"), Affordable Residential Communities, L.P., III ("LP III") (collectively, LP I, LP II, and LP III are the "Limited Partnerships") and their respective subsidiaries and certain of the assets and subsidiaries of ARC Holdings Limited Liability Company ("Holdings") (the "Reorganization"). Holdings' subsidiaries included ARC LLC, which was the general partner of each of the Limited Partnerships and the co-general partner with us of the Operating Partnership, and ARC Management Services, Inc. ("ARC Management"), which was the management company for each of the Limited Partnerships and the Operating Partnership. Our co-founders and certain other members of our senior management were the members of senior management of ARC Management.

        On February 18, 2004, we completed an initial public offering ("IPO") of 22.3 million shares of our common stock at $19.00 per share (excluding 2.3 million shares sold by selling stockholders) and 5.0 million shares of our preferred stock priced at $25.00 per share. The proceeds, net of the underwriting discount, to the company from our IPO of common stock and preferred stock were $517.5 million before expenses. On March 17, 2004, we issued 791,592 shares of common stock pursuant to the underwriters' exercise of their over-allotment option generating net proceeds to the company of $14.0 million. In conjunction with the IPO, we also completed a financing transaction consisting of $500.0 million of new mortgage debt and the repayment of certain existing indebtedness (See Note 3).

        Concurrent with our IPO and the financing transaction, we acquired 90 manufactured home communities from Hometown America, L.L.C. ("Hometown"). Together the 90 acquired communities are located in 24 states and total 26,406 homesites. The total purchase price for these communities and related assets was approximately $615.3 million including assumed indebtedness with a fair value of $93.1 million (See Note 3).

        As of December 31, 2004, we owned and operated 315 communities (net of 13 communities classified as discontinued operations, see Note 11) consisting of 63,661 homesites (net of 2,566 homesites classified as discontinued operations) in 27 states with occupancy of 81.5%. Our five largest markets are Dallas-Fort Worth, Texas, with 11.4% of our total homesites; Atlanta, Georgia, with 7.8% of our total homesites; Salt Lake City, Utah, with 6.0% of our total homesites; the Front Range of Colorado, with 5.2% of our total homesites; and Kansas City-Lawrence-Topeka, with 3.8% of our total homesites. We also conduct a retail home sales business.

        Our common stock is traded on the New York Stock Exchange under the symbol "ARC". Our Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol "ARCPRA". We have no public trading history prior to February 12, 2004.

Basis of Presentation

        The accompanying consolidated financial statements include all of our accounts but include the results of operations of the businesses formerly conducted by the Limited Partnerships and Holdings only for the periods subsequent to the completion of the Reorganization on May 2, 2002. In addition, the accompanying consolidated financial statements include the results of operations of the manufactured home communities acquired only for the periods subsequent to the date of acquisition. We have eliminated all significant intercompany balances and transactions.

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities, and the reported amount of revenues and expenses during the reporting period. Actual results may differ from previously estimated amounts.

Summary of Significant Accounting Policies

Rental and Other Property

        We carry rental property at cost, less accumulated depreciation. We capitalize significant renovations and improvements that substantially improve asset quality and/or extend the useful life of the asset. We expense maintenance and repairs as incurred.

        Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

Asset Class	Estimated Useful Lives (Years)
Manufactured home communities and improvements	10 to 30
Buildings	10 to 20
Rental homes	9
Furniture and other equipment	5
Computer software and hardware	3

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

        Subsequent to December 31, 2004, we changed our estimate of the depreciable life of our rental homes from 10 years to 3 years. Homes will now be depreciated to an estimated salvage value after 3 years of service in our rental home portfolio. This change was made to conform with our intent to sell homes from our rental home portfolio after a 3 year period to reduce the repairs and maintenance costs typically incurred on older homes. This change did not have a material impact on our financial statements.

        We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that the recoverability of the net book value of the asset is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a writedown is required. If this review indicates that the asset's carrying amount will not be fully recoverable, we would reduce the carrying value of the asset to its estimated fair value. During 2004, we recorded an impairment charge on rental property of approximately $500,000. For the years ended December 31, 2003 and 2002, no impairment charges were recorded.

Cash and Cash Equivalents

        Cash and cash equivalents include all cash and liquid investments with maturities less than 90 days from the date of purchase.

Restricted Cash and Loan Reserves

        Restricted cash and loan reserves represent reserves established pursuant to the debt agreements as described in Note 6.

Tenant Notes Receivables

        Notes receivable from sales of manufactured homes or assumed in connection with acquisitions are generally collateralized by manufactured homes located in our communities.

Reserves for Bad Debts

        We maintain allowances for bad debts on tenant notes and other receivables. We fully reserve amounts due from tenants greater than sixty days past due. We establish reserves based on management's periodic review of specific notes considered wholly or partially uncollectible, plus an amount for estimated future uncollectible amounts based on historical experience. At December 31, 2004 and 2003, $1.7 million and $1.0 million, respectively, was reserved for tenant notes and other receivables. For the years ended December 31, 2004, 2003 and 2002, we charged $3.9 million, $2.5 million and $1.5 million, respectively, to bad debt expense.

Inventory

        Inventory consists of new and used manufactured homes held for sale, including costs and materials associated with preparing the units for sale. We value inventory at the lower of cost or market value. Cost is based on specific identification reduced, as applicable, by dealer volume rebates earned from manufacturers ($14,000 and $101,000 at December 31, 2004 and 2003, respectively).

Loan Origination Costs

        We capitalize loan origination costs associated with financing of our communities. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the repayment term of the loans. We amortized $5.9 million, $3.2 million and $4.1 million of loan origination costs for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in depreciation and amortization. The charge in 2002 includes $1.6 million for previously incurred loan origination costs of debt paid in the Reorganization. Accumulated amortization was $6.4 million and $5.9 million as of December 31, 2004 and 2003, respectively.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed in the Reorganization completed on May 2, 2002. We periodically assess and adjust the value of the goodwill. For the year ended December 31, 2004, we recorded an impairment charge of $863,000 related to our insurance business. For the year ended December 31, 2002, we recorded an impairment charge of $13.6 million. For additional discussion, see Note 2 "The Reorganization."

Lease Intangibles and Customer Relationships

        We establish the value of lease intangibles and customer relationships at the date of acquisition of a community. We amortize lease intangibles and customer relationships related to community acquisitions on a straight-line basis over the estimated time period that a resident lives in the community (five years). We amortize lease intangibles and customer relationships related to acquisitions of rental homes on a straight-line basis over the lease term (one year). The acquired community customer relationships and rental home customer relationships are amortized on a straight-line basis since we cannot reliably determine the pattern of economic benefit associated with the individual contracts comprising the intangible assets. We do not have sufficient historical or industry data to reliably estimate the tenure of an individual customer or to pool customer contracts on a homogeneous basis as a basis to amortize the intangible assets in a manner other than straight line. Future amortization of lease intangibles and customer relationship intangible assets are as follows (in thousands):

2005	$6,087
2006	6,003
2007	3,827
2008	2,787
2009	402

Total	$19,106

        Accumulated amortization was $13.3 million and $7.3 million at December 31, 2004 and 2003, respectively.

Impairment of Intangible Assets

        We combine our finite-lived intangible assets, which consist primarily of lease and customer intangibles, with other assets located in each community (primarily consisting of real estate assets) as the manufactured home community is the lowest level for which cash flows are readily identifiable. Whenever events or circumstances indicate that the carrying amount of the asset group is not recoverable, the asset group is tested for recoverability. If the asset group is not recoverable from the undiscounted cash flows attributable to that asset group, an impairment loss is recognized as the difference between the carrying value of the asset group and the estimated fair value of the asset group.

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

Interest and Internal Cost Capitalization

        We capitalize our interest costs (using our average cost of borrowings) and internal costs (using actual time spent and related costs) on development of long-lived assets from the date we begin substantive activities through the date we place such assets into service in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Capitalization of Interest and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, respectively. The long-lived assets on which we capitalize interest include general construction activities in our communities, manufactured homes and, in the case of the communities acquired in the Hometown acquisition, the cost of the vacant homesites we acquired on which we are making improvements and placing a manufactured home for rent or sale. We capitalized $3.9 million in interest and internal costs during 2004. No significant interest or internal costs were capitalized during 2003 and 2002.

Income Taxes

        We operate in a manner intended to enable us to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which it distributes to its stockholders. In the event we have taxable income, we intend to continue to qualify and to distribute substantially all of our taxable income to stockholders. We have been in a taxable loss position since our inception. Therefore, we have no provision for Federal income taxes.

Fair Value of Financial Instruments

        The fair value of our debt was approximately $1,028.6 million and $813.0 million at December 31, 2004 and 2003, respectively. The fair value of our other financial instruments approximates their carrying vales at December 31, 2004 and 2003.

Interest Rate Caps and Swaps

        We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates. As required under the guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we record all of our derivative instruments in the Consolidated Balance Sheets at fair value. For a derivative designated as a cash flow hedge, we initially report the effective portion of the derivative's gain or loss as a component of accumulated other comprehensive income and subsequently reclassify it into earnings when the forecasted transaction affects earnings. We report the ineffective portion of the gain or loss associated with a cash flow hedge in earnings immediately. During 2004, we entered into a $100 million interest rate swap agreement with an unrelated third party effectively fixing the interest rate on $100 million of our variable rate debt at 5.06%. The swap has been designated as a cash flow hedge under SFAS No. 133. At December 31, 2004, $1.2 million of unrealized gain related to this derivative instrument have been recorded in accumulated other comprehensive income on the accompanying December 31, 2004 balance sheet.

        We further manage our exposure to interest rate risk through the use of interest rate caps which protect us from movements in interest rates above specified levels. We immediately recognize in earnings the change in the fair value of interest rate caps. For the years ended December 31, 2004, 2003 and 2002, we recorded charges in interest expense of $241,000, $115,000 and $1.6 million, respectively, related to the change in the fair value of our interest rate caps. At December 31, 2004 and 2003 the carrying value of our interest rate caps is $7,000 and zero, respectively.

Accumulated Other Comprehensive Income

        Amounts recorded in accumulated other comprehensive income as of December 31, 2004 represent unrecognized gains on our interest rate swap which qualifies as a cash flow hedge and will be marked to market over the life of the instrument. Our comprehensive loss for the year ended December 31, 2004 was $93.5 million. There were no unrecognized gains or losses related to our interest rate swaps during 2003 and 2002, and therefore, our comprehensive loss for 2003 and 2002 is equal to our net loss to common shareholders as reported on the accompanying statements of operations for those respective years.

Minority Interest

        At December 31, 2004, minority interest consisted of 2,403,528 OP Units that were issued to various limited partners during the Reorganization and 1,005,668 PPUs issued on June 30, 2004 as part of our D.A.M. portfolio acquisition (see Note 4). Each OP Unit is paired with 1.9268 shares of our special voting stock (each a "Paired Equity Unit"). Each OP Unit is redeemable for cash or at our election, one share of our common stock. As a result, in the issuance of additional OP Units and shares of common stock, we have recorded an equity transfer adjustment among shareholders' equity and minority interest in our consolidated balance sheets to account for the change in the respective ownership in the underlying equity of the Operating Partnership. The minority interest prior to our Reorganization represents ownership interest of ARC LLC in the Operating Partnership.

Stock Grants

        We have included a charge of $10.1 million in general and administrative expense for the year ended December 31, 2004 representing the value of 530,000 common shares we granted at February 18, 2004 under our 2003 equity incentive plan that vested at the date of grant. We valued the shares at

$19.00 per share, the price at which we sold shares in the IPO (see Note 3). In addition, we granted 95,000 shares of restricted common stock that vest over five years. In June 2004, 42,500 of these restricted shares were forfeited. In October 2004, an additional 37,500 shares of restricted stock were forfeited. We have recorded the unvested portion of the remaining 15,000 outstanding restricted shares as unearned compensation on the balance sheet and are amortizing the balance ratably over the vesting period.

        We consider the number of vested shares issued under our 2003 equity incentive plan as common stock outstanding and include them in the denominator of our calculation of basic earnings per share. We consider the total number of restricted shares granted under our 2003 equity incentive plan in the denominator of our calculation of diluted earnings per share if they would be dilutive. We return shares forfeited to the 2003 equity incentive plan as shares eligible for future grant and adjust any compensation expense previously recorded on such shares in the period the forfeiture occurs.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment". SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS 123R as of the interim reporting period beginning July 1, 2005. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We are still evaluating the impacts of adopting SFAS 123R upon our financial position, results of operations and cash flows.

Reclassifications

        Certain prior year balances have been reclassified to conform to the current year presentation.

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

        As a result of the Reorganization, the limited partners of the Limited Partnership received cash ($113.0 million), 2.7 million OP Units (each of which is paired with 1.9268 shares of our special voting stock) and common stock (1.6 million shares). As a result of the acquisition of Holdings' subsidiaries by the Operating Partnership, Holdings received shares of our common stock (4.2 million shares) and distributed them to its owners upon the liquidation of Holdings.

        In connection with the Reorganization, we incurred fixed rate mortgage debt of $310.0 million and floating rate mortgage debt of $193.0 million and issued $75.0 million out of a commitment to issue a preferred interest of $150.0 million. The proceeds of these borrowings were used to repay existing indebtedness, fund the cash portion of the consideration to the limited partners of the Limited

Partnerships in the Reorganization, pay fees and expenses related to the Reorganization and provide working capital.

        We have used the purchase method to account for our acquisition of the businesses and assets of the Limited Partnerships and Holdings. We have allocated the aggregate purchase price of the businesses and assets of Holdings and the Limited Partnerships to tangible and intangible assets and liabilities based upon their respective fair values as follows (amounts in thousands):

Purchase Price Allocation
Purchase price, including transaction costs	$328,551

Tangible and intangible assets acquired and liabilities assumed:
Rental and other property	$407,832
Intangible lease contracts and customer relationship value	18,917
Other operating assets and liabilities	36,033
Debt assumed	(233,915)

228,867

Goodwill	$99,684

        We allocated this goodwill to the real estate reporting unit ($85.3 million), retail home sales and finance reporting unit ($12.1 million) and insurance reporting unit ($2.3 million). At December 31, 2002, we evaluated the goodwill for potential impairment using capitalization rates and multiples of earnings to value the reporting units. As a result, we recorded an impairment of goodwill in the retail home sales business of $12.1 million and the insurance business of $1.4 million. The impairment for the retail home sales business arose as a result of a worsening of conditions since the Reorganization including adverse operating performance in our retail home sales business, the retail home sales industry, the related finance industry and the market for retail home sales businesses. The impairment for the insurance business arose because of the depressed retail home sales business provides a significant portion of the insurance business' revenue. We realized no impairment loss for the year ended December 31, 2003. See Note 13 for discussion regarding 2004 impairment.

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

        In accordance with the procedures described above, we have established the following intangible assets associated with in-place leases and tenant relationships as of the date of acquisition (in thousands):

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

        We have prepared the following unaudited pro forma income statement information for the year ended December 31, 2002 as if the Reorganization had occurred on January 1, 2002. The pro forma data is not necessarily indicative of the results that actually would have occurred if the Reorganization had been consummated on January 1, 2002 (amounts in thousands):

Revenue	$176,919

Total expenses(1)	$235,561

Interest income	$(1,543)

Net loss from continuing operations before allocation to minority interest	$(57,099)

Minority interest	$6,608

Discontinued operations	$149

Net loss	$(50,342)

Diluted loss per share	$(2.97)

Shares outstanding	16,973

(1)
Total expenses for the year ended December 31, 2002, include non-recurring charges incurred in the Reorganization in connection with the repayment of debt including $1.9 million in exit fees and $1.6 million for the write-off of unamortized loan costs, and include a charge of $13.6 million to write-off goodwill associated with our retail home sales and insurance businesses.

3.    IPO and Acquisitions

IPO and Hometown Acquisition

        On February 18, 2004, we completed our IPO of 22.3 million shares of our common stock at $19.00 per share (excluding 2.3 million shares sold by selling stockholders) and 5.0 million shares of our preferred stock priced at $25.00 per share. The proceeds to the company from our IPO of common stock and preferred stock were $517.5 million, net of underwriting discount and before expenses. On March 17, 2004, we issued 791,592 shares of common stock pursuant to the underwriters' exercise of their over-allotment option generating net proceeds to the company of $14.0 million. Concurrent with the IPO, we also completed the refinancing of $240.0 million of our mortgage debt and raised an additional $260.0 million of new mortgage debt. The new mortgage debt, at the time of the IPO consisted of $215.3 million of 10 year fixed rate debt with an interest rate of 5.53%, $100.7 million of 5 year fixed rate debt with an interest rate of 5.05% and $184.0 million of floating rate debt. Proceeds from the IPO and new debt were used to purchase the Hometown communities, repay our Rental Home Credit Facility and redeem the Preferred Interest issued by one of our subsidiaries. (see Note 6).

        On February 18, 2004 and subsequent dates thereafter, we acquired 90 manufactured home communities from Hometown. The 90 acquired communities are located in 24 states and include 26,406 homesites. The total purchase price for all the communities we acquired consisted of the following (in thousands):

Cash purchase price	$522,131
Debt assumed in connection with the acquisition	93,139

Total purchase price	615,270

        Our purchase price allocation is (in thousands):

Land	$89,794
Rental and other property	494,734
Manufactured homes	9,761
Lease intangibles	811
Customer relationships	14,496
Notes receivable	5,674

Total purchase price allocation	$615,270

        We assumed management of the Hometown communities prior to our completion of the Hometown acquisition pursuant to a management agreement. We hired all Hometown employees actively employed at the Hometown communities on January 1, 2004, with Hometown reimbursing us for the costs associated with such employment until we completed the acquisition.

D. A. M. Portfolio Acquisition

        On June 30, 2004, we acquired 36 manufactured home communities from D.A.M. MASTER ENTITY, L.P. The communities are located in 3 states and include 3,573 homesites. The total purchase price (including the costs of manufactured homes) was approximately $65.5 million including assumed indebtedness with a fair value of $29.7 million. In addition to cash and the assumption of debt, this acquisition was funded through the issuance by the Operating Partnership of new Series "B", "C" and "D" Partnership Preferred Units ("PPUs"), for proceeds totaling $33.1 million. All of the "D" series PPUs totaling $8.0 million were redeemed for cash on July 6, 2004. See Note 4 for further discussion of the PPUs.

        Our purchase price allocation is (in thousands):

Land	$9,225
Rental and other property	55,501
Manufactured homes	803
Customer relationships	52
Other assets/liabilities, net	(78)

Total purchase price allocation	$65,503

        We have prepared the following unaudited pro forma income statement information as if the Hometown and D.A.M. acquisitions had occurred on January 1, 2003. The pro forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisitions on January 1, 2003. We have not provided audited financial statements of Hometown for the year ended December 31, 2003 because the results of Hometown are included in our results for the year ended December 31, 2004 for approximately ten and one-half months (in thousands).

	For the Year Ended December 31,
	2004	2003
Revenue	$236,114	$240,083

Total expenses	$321,722	$280,508

Interest income	$(1,676)	$(1,919)

Loss from continuing operations before allocation to minority interest	$(83,932)	$(38,506)

Minority interest	$5,408	$5,321

Loss from continuing operations	$(78,524)	$(33,185)

Discontinued operations	$(5,961)	$5,216

Net loss	$(84,485)	$(27,969)

Net loss attributable to common stockholders	$(93,452)	$(27,969)

Basic loss per share	$(2.46)	$(1.65)

Weighted average shares outstanding	37,967	16,973

Diluted loss per share	$(2.46)	$(1.65)

Diluted shares outstanding	41,354	19,699

Other Acquisitions

        During the years ended December 31, 2004, 2003 and 2002 in addition to the Hometown and D.A.M. portfolio acquisitions, we acquired six, three and nineteen manufactured home communities, respectively, from unaffiliated third parties for approximately $16.5 million in cash and $3.8 million in assumed debt in 2004, $6.5 million in cash and $4.3 million in assumed debt in 2003, and $52.1 million in cash and $5.9 million in assumed debt in 2002. We accounted for these acquisitions utilizing the purchase method of accounting and, accordingly, we have allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. We allocated the majority of the purchase price to the rental property and intangible assets, including customer relationships and leases intangibles.

        We have not presented pro forma results of operations for the years ended December 31, 2004, 2003 and 2002 as if these other acquisitions were made on the first day of the year, as the effects of these other acquisitions are not material to our financial position, results of operations or cash flows for these periods.

        The table below summarizes all of our manufactured home community acquisitions for the period from January 1, 2002 through December 31, 2004.

Date	Portfolio	Community	Location	Homesites
Jan-02	NA	Sundown	Clearfield, UT	200
Feb-02	NA	Forest Park	Queensbury, NY	183
Feb-02	NA	Birch Meadow Estates	Wilton, NY	64
Feb-02	NA	Park D'Antoine	Wilton, NY	18
Apr-02	NA	Valley Verde	Las Cruces, NM	220
Apr-02	NA	Arbor Lake	Grinnell, IA	40
May-02	NA	Riverside	West Valley City, UT	201
Jun-02	NA	Hampton Acres	Desoto, TX	119
Jul-02	NA	Southridge Estates	Des Moines, IA	302
Jul-02	NA	Pleasant Grove	Raleigh, NC	72
Jul-02	NA	Amber Village	Dallas, TX	206
Jul-02	NA	Village East	Terrell, TX	196
Jul-02	NA	Americana #1 & #2	Hemet, CA	309
Sep-02	NA	Connelly Village	Connelly, NY	100
Sep-02	NA	Cypress Shores	Winter Haven, FL	204
Sep-02	NA	Grand Meadows	Longmont, CO	104
Dec-02	NA	Berryhill Commons	Charlotte, NC	257
Dec-02	NA	Berryhill Acres	Charlotte, NC	244
Dec-02	NA	Creekside Terrace	Charlotte, NC	250
Feb-03	NA	Brookshire Village	St. Louis, MO	202
May-03	NA	Twin Parks	Arlington, TX	249
Sep-03	NA	Philbin Estates	Pocatello, ID	180
Feb-04	NA	Weatherly Estates I	Lebanon, TN	270
Feb-04	NA	Weatherly Estates II	Clarksville, TN	131
Feb-04	HTA	100 Oaks	Fultondale, AL	235
Feb-04	HTA	Jonesboro	Jonesboro, GA	75
Feb-04	HTA	Bermuda Palms	Indio, CA	185
Feb-04	HTA	Breazeale	Laramie, WY	117
Feb-04	HTA	Broadmore	Goshen, IN	370
Feb-04	HTA	Butler Creek	Augusta, GA	376
Feb-04	HTA	Camden Point	Kingsland, GA	268
Feb-04	HTA	Carnes Crossing	Summerville, SC	604
Feb-04	HTA	Castlewood Estates	Mableton, GA	334
Feb-04	HTA	Casual Estates	Liverpool, NY	961
Feb-04	HTA	Riverdale	Riverdale, GA	481
Feb-04	HTA	Columbia Heights	Grand Forks, ND	302
Feb-04	HTA	Conway Plantation	Conway, SC	299
Feb-04	HTA	Crestview	Stillwater, OK	238
Feb-04	HTA	Country Village	Jacksonville, FL	643
Feb-04	HTA	Eagle Creek	Tyler, TX	194
Feb-04	HTA	Eagle Point	Marysville, WA	230
Feb-04	HTA	Falcon Farms	Port Byron, IL	215

Feb-04	HTA	Forest Creek	Elkhart, IN	167
Feb-04	HTA	Fountainvue	Lafontaine, IN	120
Feb-04	HTA	Foxhall Village	Raleigh, NC	315
Feb-04	HTA	Golden Valley	Douglasville, GA	131
Feb-04	HTA	Huron Estates	Cheboygan, MI	111
Feb-04	HTA	Indian Rocks	Largo, FL	148
Feb-04	HTA	Knoll Terrace	Corvallis, OR	212
Feb-04	HTA	La Quinta Ridge	Indio, CA	151
Feb-04	HTA	Lakewood	Montgomery, AL	396
Feb-04	HTA	Lakewood Estates	Davenport, IA	180
Feb-04	HTA	Landmark Village	Fairburn, GA	524
Feb-04	HTA	Marnelle	Fayetteville, GA	205
Feb-04	HTA	Oak Ridge	Elkhart, IN	204
Feb-04	HTA	Oakwood Forest	Greensboro, NC	482
Feb-04	HTA	Pedaler's Pond	Lake Wales, FL	214
Feb-04	HTA	Pinecrest Village	Shreveport, LA	446
Feb-04	HTA	Pleasant Ridge	Mount Pleasant, MI	305
Feb-04	HTA	President's Park	Grand Forks, ND	174
Feb-04	HTA	Riverview	Clackamas, OR	133
Feb-04	HTA	Saddlebrook	N. Charleston, SC	425
Feb-04	HTA	Sherwood	Hartford City, IN	134
Feb-04	HTA	Southwind Village	Naples, FL	337
Feb-04	HTA	Springfield Farms	Brookline Sta, MO	290
Feb-04	HTA	Stonegate	Shreveport, LA	157
Feb-04	HTA	Terrace Heights	Dubuque, IA	317
Feb-04	HTA	Torrey Hills	Flint, MI	377
Feb-04	HTA	Twin Pines	Goshen, IN	238
Feb-04	HTA	Villa	Flint, MI	319
Feb-04	HTA	Winter Haven Oaks	Winterhaven, FL	343
Feb-04	HTA	Green Park South	Pelham, AL	421
Feb-04	HTA	Hunter Ridge	Jonesboro, GA	838
Feb-04	HTA	Friendly Village	Lawrenceville, GA	203
Feb-04	HTA	Misty Winds	Corpus Christi, TX	354
Feb-04	HTA	Shadow Hills	Orlando, FL	670
Feb-04	HTA	Smoke Creek	Snellville, GA	264
Feb-04	HTA	Woodlands of Kennesaw	Kennesaw, GA	273
Feb-04	HTA	Sunset Vista	Magna, UT	207
Feb-04	HTA	Sea Pines	Mobile, AL	429
Feb-04	HTA	Woodland Hills	Montgomery, AL	628
Feb-04	HTA	The Pines	Ladson, SC	204
Feb-04	HTA	Shady Hills	Nashville, TN	251
Feb-04	HTA	Trailmont	Goodlettsville, TN	131
Feb-04	HTA	Chisholm Creek	Wichita, KS	254
Feb-04	HTA	Big Country	Cheyenne, WY	251
Feb-04	HTA	Heritage Point	Montgomery, AL	264

Feb-04	HTA	Lakeside	Lithia Springs, GA	103
Feb-04	HTA	Plantation Estates	Douglasville, GA	138
Feb-04	HTA	Green Acres	Petersburg, VA	182
Feb-04	HTA	Lakeside	Davenport, IA	124
Feb-04	HTA	Evergreen Village	Pleasant View, UT	238
Feb-04	HTA	Four Seasons	Fayetteville, GA	214
Feb-04	HTA	Alafia Riverfront	Riverview, FL	96
Feb-04	HTA	Highland	Elkhart, IN	246
Feb-04	HTA	Birchwood Farms	Birch Run, MI	143
Feb-04	HTA	Cedar Terrace	Cedar Rapids, IA	255
Feb-04	HTA	Five Seasons Davenport	Davenport, IA	270
Feb-04	HTA	Silver Creek	Davenport, IA	280
Feb-04	HTA	Encantada	Las Cruces, NM	354
Feb-04	HTA	Royal Crest	Los Alamos, NM	180
Feb-04	HTA	Brookside Village	Dallas, TX	394
Feb-04	HTA	Meadow Glen	Keller, TX	409
Feb-04	HTA	Silver Leaf	Mansfield, TX	145
Mar-04	HTA	Lamplighter Village	Marietta, GA	431
Mar-04	HTA	Shadowood	Acworth, GA	506
Mar-04	HTA	Stone Mountain	Stone Mountain, GA	354
Mar-04	HTA	Marion Village	Marion, IA	486
Mar-04	HTA	Autumn Forest	Brown Summit, NC	299
Mar-04	HTA	Woodlake	Greensboro, NC	308
Mar-04	HTA	Arlington Lakeside	Arlington, TX	233
Apr-04	HTA	Pine Ridge	Sarasota, FL	126
Apr-04	HTA	Cedar Knoll	Waterloo, IA	290
Apr-04	HTA	Mallard Lake	Pontoon Beach, IL	278
Jun-04	NA	Kopper View	West Valley City, UT	61
Jun-04	NA	Overpass Point	Tooele, UT	182
Jun-04	D.A.M.	Pleasant View	Berwick, PA	108
Jun-04	D.A.M.	Brookside	Berwick, PA	171
Jun-04	D.A.M.	Beaver Run	Linkwood, MD	118
Jun-04	D.A.M.	Carsons	Chambersburg, PA	130
Jun-04	D.A.M.	Chelsea	Sayre, PA	85
Jun-04	D.A.M.	Collingwood	Horseheads, NY	101
Jun-04	D.A.M.	Crestview	Sayre, PA	98
Jun-04	D.A.M.	Valley View in Danboro	Danboro, PA	231
Jun-04	D.A.M.	Valley View in Ephrata	Ephrata, PA	149
Jun-04	D.A.M.	Frieden	Schuylkill Haven, PA	192
Jun-04	D.A.M.	Green Acres	Chambersburg, PA	24
Jun-04	D.A.M.	Gregory Courts	Honey Brook, PA	39
Jun-04	D.A.M.	Valley View in Honey Brook	Honey Brook, PA	146
Jun-04	D.A.M.	Huguenot	Port Jervis, NY	166
Jun-04	D.A.M.	Maple Manor	Taylor, PA	316
Jun-04	D.A.M.	Monroe Valley	Jonestown, PA	44

Jun-04	D.A.M.	Moosic Heights	Avoca, PA	152
Jun-04	D.A.M.	Mountaintop	Narvon, PA	39
Jun-04	D.A.M.	Pine Haven	Blossvale, NY	130
Jun-04	D.A.M.	Sunny Acres	Somerset, PA	207
Jun-04	D.A.M.	Suburban	Greenburg, PA	202
Jun-04	D.A.M.	Blue Ridge	Conklin, NY	69
Jun-04	D.A.M.	Chambersburg I&II	Chambersburg, PA	100
Jun-04	D.A.M.	Hideaway	Honey Brook, PA	40
Jun-04	D.A.M.	Kintner	Vestal, NY	55
Jun-04	D.A.M.	Martins	Nottingham, PA	60
Jun-04	D.A.M.	Nichols	Phoenixville, PA	10
Jun-04	D.A.M.	Scenic View	East Earl, PA	18
Jun-04	D.A.M.	Shady Grove	Atglen, PA	40
Jun-04	D.A.M.	Valley View in Blandon	Fleetwood, PA	30
Jun-04	D.A.M.	Valley View in Morgantown	Morgantown, PA	23
Jun-04	D.A.M.	Valley View in Tuckerton	Reading, PA	74
Jun-04	D.A.M.	Valley View in Wernersville	Wernersville, PA	29
Jun-04	D.A.M.	Pine Terrace	Schuylkill Haven, PA	25
Jun-04	D.A.M.	Sunnyside	Trooper, PA	71
Jun-04	D.A.M.	Oakwood Lake Village	Tunkhannock, PA	79
Jul-04	NA	Western Mobile Estates	West Valley City, UT	145
Sep-04	NA	Willow Creek Estates	Ogden, UT	137

4.     Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions

Common Stock

        On January 23, 2004 our stockholders approved a reverse stock split by which all of our stockholders received 0.519 shares of common stock for every share of common stock they previously owned. As a result, we have restated all historical share, warrant and per share data to give effect to this reverse stock split.

        On February 18, 2004, we completed an initial public offering ("IPO") of 22.3 million shares of our common stock at $19.00 per share (excluding 2.3 million shares sold by selling stockholders) and 5.0 million shares of our preferred stock priced at $25.00 per share. The proceeds, net of the underwriting discount, to the company from our IPO of common stock and preferred stock were approximately $517.5 million before expenses. On March 17, 2004, we issued 791,592 shares of common stock pursuant to the underwriters' exercise of their over-allotment option generating net proceeds to the company of $14.0 million.

        In connection with our IPO, 314,634 Operating Partnership Units ("OP Units") were converted into common stock. From time to time we intend to issue shares of our common stock in exchange for operating partnership units, or OP Units, tendered to our Operating Partnership for redemption in accordance with the provisions of their respective agreements. At December 31, 2004, there were 2,403,528 OP Units that were owned by non-affiliated limited partners. OP Units are convertible into common stock at an exchange ratio of one share for each OP Unit. During 2003, we issued no common stock for OP units.

        Also in connection with our IPO, we granted 530,000 common shares under our 2003 equity incentive plan that vested at the date of grant. We valued the shares at $19.00 per share, the price at which we sold shares in the IPO (see Note 3). In addition, we granted 95,000 shares of restricted common stock that vest over five years. In June 2004, 42,500 of these restricted shares were forfeited. In October 2004, an additional 37,500 shares of restricted stock were forfeited.

        In addition, as of December 31, 2004, the company has outstanding warrants to certain shareholders authorizing the purchase of up to 776,000 shares of common stock at $18.85 per share, as adjusted for dividends paid. The warrants expire on July 23, 2010. To date, no warrants have been exercised.

        During 2004 we granted a total of 2,000 common shares to independent members of our board of directors for service rendered to the company during the year.

Preferred Stock

        At our IPO, the company issued 5,000,000 shares of Series A preferred stock at an initial public offering price of $25.00 per share that have no stated par value and a liquidation preference of $25.00 per share, plus all accumulated, accrued and unpaid dividends. The holders of our Series A preferred stock are entitled to receive cash dividends at a rate of 8.25% per annum on the $25.00 liquidation preference. The Series A preferred stock has no voting rights and no stated maturity. We may not redeem the shares of our Series A preferred stock prior to February 18, 2009. On and after February 18, 2009, we may, at our option, redeem our Series A preferred stock, in whole or from time to time in part, at a cash redemption price equal to $25.00 per share, plus all accumulated, accrued and unpaid dividends, if any, to and including the redemption date. Our Series A preferred stock is not convertible into or exchangeable for any of our other properties or securities.

Dividends

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

        On December 10, 2004, we declared a quarterly dividend of $0.3125 per share of common stock and OP Unit. We paid the total common stock dividend and OP Unit distribution of $13.5 million on January 14, 2004 to shareholders of record on December 31, 2004. In addition, on December 10, 2004, we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. This dividend was paid January 31, 2004 to shareholders of record on January 15, 2004. As of December 31, 2004, we had accrued $1.7 million of the preferred stock dividend, representing the portion of the dividend earned by preferred shareholders through that date.

        On March 10, 2005, we declared a quarterly dividend of $0.3125 per share of common stock and OP Unit. The dividend is payable to shareholders of record on March 31, 2005. In addition, on March 10, 2005, we declared a dividend of $0.5156 on each share of our Series "A" Cumulative Redeemable Preferred Stock. This dividend is payable to shareholders of record on April 15, 2005.

Minority Interest

        At December 31, 2004, minority interest consisted of 2,403,528 OP Units that were issued to various limited partners and 1,005,668 PPUs issued on June 30, 2004 as part of the D.A.M. portfolio acquisition (Note 3). Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a "Paired Equity Unit") which allows each OP Unit holder to vote on matters as if it were a share of our common stock. Each OP Unit is redeemable for cash, or at our election, one share of our common stock. We repurchased a total of 8,025 OP Units from OP Unit holders for total cash of approximately $125,000 during 2004.

        The PPUs outstanding as of December 31, 2004 consist of 300,000 Series "B" units and 705,688 Series "C" units. The Series "B" PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series "B" PPUs can be redeemed for cash after June 30, 2009 at the option of the Operating Partnership. Series "B" PPU holders can request redemption of their units after June 30, 2005, at which time the Operating Partnership must redeem the PPUs or repurchase them with shares of our common stock or cash and a note payable, at the general partner's option. As of December 31, 2004, we have accrued $78,125 of the Series "B" PPU preferred distribution, representing the portion of the preferred distribution earned by Series "B" preferred unitholders through that date.

        The Series "C" PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series "C" PPUs can be redeemed for cash after December 31, 2006 at the option of the Operating Partnership. Series "C" PPU holders can request redemption of their units after the two and a half year anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock or with cash and a note payable, at the general partner's option. Series "B" and "C" units have the same priority as to the payment of distributions. As of December 31, 2004, we had accrued $183,773 of the Series "C" PPU preferred distribution, representing the portion of the preferred distribution earned by Series "C" preferred unitholders through that date.

        As a result of our IPO, the conversion of 314,634 OP Units into common stock, and the forfeiture of restricted stock grants made during the IPO, we recorded an equity transfer adjustment between additional paid-in capital and minority interest in our consolidated balance sheet to account for the change in the respective ownership in the underlying equity (at historical book value) of the Operating Partnership.

        The following is a summary of activity of the minority interest in the Operating Partnership (in thousands):

Minority interest at December 31, 2001	$62
Minority interest redeemed in Reorganization	(62)
OP Units issued in Reorganization	64,820
Minority interest in loss	(6,251)
Transfer to shareholders' equity	(10,413)

Minority interest at December 31, 2002	48,156
Minority interest in loss	(5,517)

Minority interest at December 31, 2003	42,639
Minority interest in loss	(5,854)
Distributions to PPU holders	(786)
Transfer to stockholders' equity	(1,740)
Distributions to OP unit holders	(2,617)
Repurchase of OP Units	(125)
Series "B", "C" and "D" PPUs issued June 30, 2004	33,142
Repurchase of Series "D" PPUs	(8,000)

Minority interest at December 31, 2004	$56,659

5.     Rental and Other Property, Net

        The following summarizes rental and other property (in thousands):

	December 31,
	2004	2003
Land	$211,383	$119,779
Land improvements and buildings	1,268,002	705,573
Rental homes and improvements	197,668	129,194
Furniture, equipment and vehicles	12,434	8,656

Subtotal	1,689,487	963,202
Less accumulated depreciation	(156,707)	(99,687)

Rental and other property, net	$1,532,780	$863,515

        Land improvements and buildings comprise primarily infrastructure, roads and common area amenities.

6.     Notes Payable

        The following table sets forth certain information regarding our debt in thousands:

	December 31,
	2004	2003
Senior fixed rate mortgage due 2012, 7.35% per annum	$303,903	$306,767
Senior fixed rate mortgate due 2014, 5.53% per annum	213,333	—
Senior fixed rate mortgate due 2009, 5.05% per annum	99,651	—
Senior variable rate mortgage due 2006, LIBOR plus 3.0% per annum (5.40% at December 31, 2004)	150,871	—
Senior variable rate mortgage due 2005, LIBOR plus 2.85% per annum (3.97% at December 31, 2003)	—	174,756
BFND credit facility due 2005, LIBOR plus 3.00% per annum (4.12% at December 31, 2003)	—	52,414
Various individual fixed rate mortgages due 2005 through 2031, averaging 7.31% per annum	153,818	40,380
Preferred interest due 2005, 14.0% annum	—	170,000
Rental home credit facility due 2010, LIBOR plus 4.7% per annum (5.82% at December 31, 2003)	—	24,055
Revolving Credit Mortgage Facility, LIBOR plus 2.95% (5.35% at December 31, 2004)	51,000	—
Floorplan lines of credit, ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 7.79% at December 31, 2004)	27,999	3,897
Other	1,047	1,125

	$1,001,622	$773,394

        The fair value of debt outstanding as of December 31, 2004 and 2003 was approximately $1,028.6 million and $813.0 million, respectively.

Senior Fixed Rate Mortgage Due 2012

        We entered into the Senior Fixed Rate Mortgage due 2012 on May 2, 2002. It is an obligation of certain of our special purpose real property subsidiaries and is collateralized by 105 manufactured home communities. The Senior Fixed Rate Mortgage due 2012 bears interest at a fixed rate of 7.35% per annum, is amortized based on a 30-year schedule and matures on May 1, 2012. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2012 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2014

        We entered into the Senior Fixed Rate Mortgage due 2014 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 46 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2014 bears interest at a fixed rate of 5.53% per annum, is amortized based on a 30-year schedule and matures on March 1, 2014. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2014 contains customary defeasance- based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2009

        We entered into the Senior Fixed Rate Mortgage due 2009 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 29 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2009 bears interest at a fixed rate of 5.05%, is being amortized based on a 30-year amortization schedule and matures on March 1, 2009. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2009 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Variable Rate Mortgage Due 2006

        We entered into the Senior Variable Rate Mortgage due 2006 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 44 manufactured home communities owned by these subsidiaries. The Senior Variable Rate Mortgage due 2006 bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR rate (5.40% at December 31, 2004) and will mature in February 2006. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage due 2006 for three additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375% of the outstanding principal balance, respectively. We purchased interest rate caps to limit our interest costs in the event of increases in the one-month LIBOR above 5.00%, and intend to purchase such caps for any extensions, as applicable. We will incur an exit fee equal to 0.50% of the loan amount payable upon any repayment of the principal amount of the loan. The exit fee will be subject to reduction by an amount equal to 0.50% of the principal amount of any first mortgage loans provided by the lenders to refinance the Senior Variable Rate Mortgage due 2006. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. We may repay the Senior Variable Rate Mortgage due 2006 subject to a prepayment penalty calculated as the product of 0.25%, the number of payment dates remaining to maturity and the amount being repaid for prepayments made in months one through twelve. Prepayments made in months 13 to 24 are subject to a 1% fee of amounts repaid.

Senior Variable Rate Mortgage Due 2005

        We entered into the Senior Variable Rate Mortgage due 2005 on May 2, 2002. It was collateralized by 71 manufactured home communities. The floating rate debt bore interest at a variable rate calculated as the one-month LIBOR plus 2.85% (3.97% as of December 31, 2003), amortized over

30 years and would have matured on May 2, 2005. On February 18, 2004, concurrent with our IPO, we repaid the Senior Variable Rate Mortgage in full and incurred $1.9 million in debt extinguishment costs, which are included as early termination of debt in the accompanying consolidated statement of operations for the year ended December 31, 2004.

BFND Credit Facility

        We entered into a $150 million credit facility on November 14, 2000 (the "BFND Credit Facility"). Proceeds from the BFND Credit Facility were available for community acquisitions and anticipated capital expenditures with advances up to 70% of the purchase price and related costs. On February 18, 2004, concurrent with our IPO, we repaid the BFND Credit Facility in full and incurred $786,000 in debt extinguishment costs, which are included as early termination of debt in the accompanying consolidated statement of operations for the year ended December 31, 2004.

Various Individual Fixed Rate Mortgages

        We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition as follows:

  a)
  Mortgages assumed as part of individual property purchases. These notes total approximately $46.3 million at December 31, 2004, mature from 2006 through 2028 and have an average effective interest rate of 7.56%. These mortgages are secured by 14 specific manufactured home communities.

  b)
  Mortgages assumed in conjunction with the Hometown acquisition. These notes total approximately $78.2 million, mature from 2005 through 2031 and carry an average effective interest rate of 5.12%. These mortgages are secured by 20 specific manufactured home communities and subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage.

  c)
  Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $29.3 million, mature in 2008 and carry an average effective annual interest rate of 7.18%. These mortgages are secured by 22 specific manufactured home communities.

Preferred Interest

        We entered into the Preferred Interest on May 2, 2002. The Preferred Interest had a preferred distribution rate of 12.5% per annum. On October 17, 2003, we modified our Preferred Interest to increase our borrowing limit by $25.0 million with a preferred distribution rate of 14.0% to apply to all outstanding balances beginning on the date of the first draw of the additional loan amount. On February 18, 2004, concurrent with our IPO, we repaid the Preferred Interest obligation in full and incurred $3.4 million in extinguishment costs, which are included as early termination of debt in the accompanying consolidated statement of operations for the year ended December 31, 2004.

Rental Home Credit Facility

        On December 31, 2002, we entered into a $27.0 million credit facility collateralized by rental homes (the "Rental Home Credit Facility"). Proceeds from the Rental Home Credit Facility were available for acquisitions of rental homes and related capital expenditures. The Rental Home Credit Facility matured on February 1, 2010, bore interest at one-month LIBOR plus 4.7% (5.82% at

December 31, 2003), required level monthly principal and interest payments of $421,000 beginning February 1, 2003, and was secured by 3,339 rental homes. The principal amount of the note amortized over seven years at a stated interest rate of 8.0%. We fully funded the Rental Home Credit Facility on January 3, 2003. On February 18, 2004, concurrent with our IPO, we repaid the Rental Home Credit Facility in full and incurred $235,000 in debt extinguishment costs, which are included as early termination of debt in the accompanying consolidated statement of operations for the year ended December 31, 2004.

Senior Revolving Credit Facility

        We entered into the Senior Revolving Credit Facility on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. The Senior Revolving Credit Facility had a total commitment of $125.0 million, and an initial term of three years. The facility was an obligation of our Operating Partnership and was secured by 40 communities owned by a real property subsidiary of our Operating Partnership, our rental homes, and certain other assets. In August 2004, we cancelled the Senior Revolving Credit Facility and incurred $3.3 million in debt extinguishment costs, which are included as early termination of debt in the accompanying consolidated statement of operations for the year ended December 31, 2004.

Revolving Credit Mortgage Facility

        In September 2004, we obtained a Revolving Credit Mortgage Facility for borrowings of up to $85.0 million. This facility is an obligation of a subsidiary of the Operating Partnership and is secured by the same 40 communities that previously secured the Senior Revolving Credit Facility, as well as various additional communities acquired subsequent to our IPO. Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements related to the value and cash flow of the communities securing the loan. The Revolving Credit Mortgage Facility bears interest at the one month LIBOR plus 2.95% (5.35% at December 31, 2004) and has a term of one year. We incurred a commitment fee of 0.5% at the closing of the facility and will pay origination fees of 0.5% with each advance. The facility contains no significant financial covenants.

Consumer Finance Facility

        We entered into the Retail Home Sales and Consumer Finance Debt Facility on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. The Retail Home Sales and Consumer Finance Debt Facility has a total commitment of $225.0 million and a term of four years. Borrowings under this facility are secured by manufactured housing sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility. The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR. There were no borrowings outstanding under this facility as of December 31, 2004. This facility includes customary affirmative and negative covenants, including minimum GAAP tangible net worth and maximum leverage covenants. We were in compliance with all financial covenants of the debt facility as of December 31, 2004. Upon the initial drawing under this facility, we will pay a commitment fee of 1.00% on the committed amount and additional annual commitment fees payable on each anniversary of the closing. Advances under the facility will be subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed

12 years for a single-section home or 15 years for a multi-section home and the loan amount may not exceed 90% of the value of the home securing the sales contract.

        The availability of advances under the retail home sales and consumer finance debt facility is subject to certain conditions that are beyond our control. Conditions that could result in our inability to draw on these facilities include a downgrade in the credit rating of the lender and the absence of certain markets for financing debt obligations secured by securities or mortgage loans. Funding under this facility may also be denied if the lender determines that the value of the assets serving as collateral would be insufficient to maintain the required 75% loan-to-value ratio upon giving effect to a request for funding. The lender can also at any time require that we prepay amounts funded or provide additional collateral if in its judgment this is necessary to maintain the 75% loan-to-value ratio. See Note 19 for further discussion related to this debt.

Floorplan Lines of Credit

        In August 2004, we amended our floorplan lines of credit to provide for borrowings of up to $50.0 million, collateralized by manufactured homes in inventory. The amended lines of credit mature in September 2007. Under the amended lines of credit, the lender may advance 90% of the cost of manufactured homes for the first $40.0 million in advances, with the remaining $10.0 million in advances made at 75% of home costs. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the amended lines of credit will bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (5.50% to 8.75% at December 31, 2004), based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home's original invoice amount depending on the type of home and the number of months since the home's purchase. The amended lines of credit require us to maintain a minimum tangible net worth of $500.0 million, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million. We were in compliance with all financial covenants of the lines of credit as of December 31, 2004. The lines of credit are subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

        The aggregate amount of annual principal maturities subsequent to December 31, 2004 is as follows (in thousands):

	Fixed rate debt	Variable rate debt	Total
2005	$11,957	$78,999	$90,956
2006	22,487	150,871	173,358
2007	10,790	—	10,790
2008	61,685	—	61,685
2009	113,456	—	113,456
Thereafter	551,377	—	551,377

	$771,752	$229,870	$1,001,622

7.    Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis (in thousands, except per share information):

	Years ending December 31,
	2004	2003	2002
Basic loss per share from continuing operations:
Loss from continuing operations	$(79,442)	$(37,318)	$(41,665)
Preferred stock dividends	(8,966)	—	—

Net loss from continuing operations	(88,408)	(37,318)	(41,665)
Weighted average shares outstanding—basic	37,967	16,973	14,535

Basic loss per share from continuing operations	$(2.33)	$(2.20)	$(2.87)

Basic income (loss) per share from discontinued operations:
Income from discontinued operations	$1,915	$31	$1,040
Gain (loss) on sale of discontinued operations	(8,549)	3,333	—
Minority interest in discontinued operations	383	(466)	(209)

Net loss from discontinued operations	(6,251)	2,898	831
Weighted average shares outstanding—basic	37,967	16,973	14,535

Basic income (loss) per share from discontinued operations	(0.16)	0.17	0.06

Basic loss per share to common stockholders:
Net loss to common stockholders	$(94,659)	$(34,420)	$(40,834)
Weighted average shares outstanding—basic	37,967	16,973	14,535

Basic loss per share to common stockholders	$(2.49)	$(2.03)	$(2.81)

Diluted loss per share from continuing operations:
Loss from continuing operations			$(41,665)
Less minority interest in losses			(6,460)
Preferred stock dividends			—

Net loss from continuing operations before allocation to minority interest			(48,125)
Weighted average shares outstanding—diluted			16,353

Diluted loss per share from continuing operations			$(2.94)

Diluted income (loss) per share from discontinued operations:
Income from discontinued operations			$1,040
Gain (loss) on sale of discontinued operations			—

Net loss from discontinued operations			1,040
Weighted average shares outstanding—diluted			16,353

Diluted income (loss) per share from discontinued operations			$0.06

Diluted loss per share to common stockholders:
Net loss to common stockholders			$(40,834)
Less minority interest in losses			(6,251)

Net loss before allocation to minority interest			(47,085)
Weighted average shares outstanding—diluted			16,353

Diluted loss per share to common stockholders			$(2.88)

Weighted average share / OP unit information:
Common shares outstanding	37,967	16,973	14,535
Common shares issuable upon exchange of OP units outstanding	3,387	2,726	1,818

Diluted shares outstanding	41,354	19,699	16,353

        For the years ended December 31, 2004 and 2003 we have excluded 3.4 million and 2.7 million shares of common stock, respectively, related to outstanding warrants, PPUs, OP Units and restricted common shares from the diluted loss per share calculation as the impact would be anti-dilutive in nature.

8.    Property Operations Expense

        During the years ended December 31, 2004, 2003 and 2002, we incurred property operations expenses as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Utilities and telephone	$27,128	$16,911	$13,849
Salaries and benefits	21,224	11,704	8,607
Repairs and maintenance	13,264	6,837	5,615
Insurance	3,870	2,269	1,679
Bad debt expense	3,745	2,394	1,464
Advertising	1,099	904	553
Other operating expenses	4,820	3,347	1,574

	$75,150	$44,366	$33,341

9.    Retail Home Sales, Finance, Insurance and Other Operations Expenses

        During the years ended December 31, 2004, 2003 and 2002, we incurred retail home sales, finance, insurance and other operations expenses as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Utilities and telephone	$79	$320	$308
Salaries and benefits	2,310	4,469	4,991
Repairs and maintenance	354	801	268
Insurance	187	179	257
Bad debt expense	188	95	20
Advertising	3,632	433	509
Other operating expenses	1,448	1,085	2,244

	$8,198	$7,382	$8,597

10.    General and Administrative Expense

        During the years ended December 31, 2004, 2003 and 2002, we incurred general and administrative expenses as follows (in thousands).

	For the Year Ended December 31,
	2004	2003	2002
Management fees(a)	$—	$—	$1,007
Salaries and benefits(c)	21,087	9,274	7,148
Travel	2,140	1,712	1,276
Professional services	2,580	2,205	693
Insurance	1,012	384	788
Rent(b)	379	1,715	444
Other administrative expenses	2,163	1,528	1,732

	$29,361	$16,818	$13,088

(a)
Represents fees paid to an affiliate prior to the Reorganization in 2002.

(b)
Includes $864,000 of one time expenses related to vacating unused corporate office space for the year ended December 31, 2003.

(c)
Includes $10,120 of one time expense related to stock granted to employees in our IPO.

11.    Discontinued Operations

        In September 2003, we sold our Sunrise Mesa Community located in Apache Junction, Arizona for $15.0 million and recorded a gain of $3.3 million. In connection with the sale, we repaid $10.3 million of our Senior Variable Rate Mortgage due 2005 related to this community.

        In July 2004, we entered into a real estate auction agreement to sell 12 communities, comprising 2,933 homesites, geographically located where the company does not have market concentration. The company also contracted to sell two parcels of undeveloped commercial land located adjacent to one of its communities in Colorado. The auction was held in September 2004. All of these sales, except one, closed during the fourth quarter of 2004. The remaining community continues to be held for sale and classified as discontinued operations as of December 31, 2004 based on the company's intent to sell this community during 2005.

        In September 2004, we entered into an agreement to sell our Sea Pines, Camden Point and Butler Creek communities to an unaffiliated third party for a total sales price of approximately $5.9 million. These sales also closed during the fourth quarter of 2004.

        In October 2004, we entered into a real estate auction agreement to sell 12 communities, comprising 2,440 homesites, geographically located where the company does not have market concentration. The auction was held in December 2004. Each of these sales is scheduled to close subsequent to December 31, 2004.

        In December 2004, we entered into agreements to sell our Sunswept, Berryhill Acres and Berryhill Commons communities to unaffiliated third parties for a total sales price of approximately $8.3 million. These sales closed during the fourth quarter of 2004.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," each of the communities sold during 2004 have been classified as discontinued operations as of December 31, 2004 and 2003. We have included $54.1 million and $44.4 million of net assets related to these communities as assets held for sale in the accompanying consolidated balance sheets. We have also included $29.5 million and $16.9 million of obligations related to these communities as liabilities related to assets held for sale in the accompanying balance sheets. In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying statements of operations for the years ended December 31, 2004, 2003 and 2002 and recorded a loss of $8.5 million related to the sale of the discontinued operations for the year ended December 31, 2004 in connection with these sales. The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	December 31,
	2004	2003
Assets
Rental and other property, net	$52,848	$43,533
Tenant, notes and other receivables, net	309	158
Lease intangibles and customer relationships, net	593	640
Prepaid expenses and other assets	373	31

	$54,123	$44,362

Liabilities
Notes payable and preferred interest	$28,951	$16,179
Accounts payable and accrued expenses	262	312
Tenant deposits and other liabilities	303	447

	$29,516	$16,938

	For the Year Ended December 31,
	2004	2003	2002
Statement of Operations
Revenue	$13,166	$7,278	$6,625
Operating expenses	11,251	7,247	5,585

Income from discontinued operations	$1,915	$31	$1,040

12.    Asset Impairments

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

        As of July 1, 2003 we operated the remaining 16 separate, stand-alone dealership retail locations in five states. During the six months ended December 31, 2003 we substantially completed the redirection of our retail home sales subsidiary's sales efforts away from a retail dealership presence by selling twelve of our retail dealerships, ceasing operations in the remaining four retail dealerships and focusing entirely on in-community retail home sales activities in nearby communities owned by us. In accordance with the terms we have with the buyers of the retail dealerships, we will continue to obtain certain benefits they receive from their inventory purchases and we expect they will continue to refer new residents to our communities. With respect to five of the twelve stand-alone retail dealerships we sold, we will continue to hold and finance inventory at their retail dealership. With respect to the four retail dealerships we closed, we have relocated inventory to nearby manufactured home communities we own.

        In connection with these activities, we recorded a charge of $1.4 million in the third quarter of 2003 to write off fixed assets net of sales proceeds of $1.3 million and to record the cost of remaining lease obligations at the retail dealerships we closed in the third quarter.

Real Estate Asset Impairment

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate long-lived assets based on estimated future undiscounted net cash flows whenever significant events or changes in circumstances occur that indicate the carrying amount of those assets may not be recoverable. If that evaluation indicates that impairment has occurred, a charge is recognized to the extent the carrying amount exceeds the discounted cash flows or fair values of the asset, whichever is more readily determinable.

        At December 31, 2004, we evaluated the carrying amount of older vacant mobile homes for potential impairment based on estimated sales proceeds to be received upon the sale of the homes during 2005. As a result of this valuation, we recorded an impairment charge to older vacant mobile homes in our rental home portfolio of $3.0 million as the carrying value of these homes exceeded the estimated proceeds to be received.

13.    Goodwill Impairment

        As discussed in Note 2, in connection with out Reorganization, we allocated goodwill of $12.1 million and $2.3 million to the retail home sales and finance reporting unit and insurance reporting unit, respectively. At December 31, 2002, we evaluated the goodwill for potential impairment using estimated market values, capitalization rates and multiples of earnings to value each reporting unit. As a result of this valuation, we recorded an impairment of goodwill in the retail home sales business of $12.1 million and in the insurance business of $1.4 million. The impairment for the retail home sales business arose as a result of a worsening of conditions since the Reorganization including adverse operating performance in our retail home sales business, the retail home sales industry, the related finance industry and the market for retail home sales businesses. The impairment for the insurance business arose because the retail home sales business provides a significant portion of the insurance business' revenue. We realized no impairment loss for the year ended December 31, 2003.

        At December 31, 2004, we evaluated our remaining goodwill for potential impairment using capitalization rates and multiples of earnings to value the real estate and insurance reporting units. As a result of these valuations, we recorded an impairment of goodwill in the insurance business of $863,000. The impairment for the insurance business was necessary due to the negative growth projections for the business product.

14.    Employee Savings Plan

        We provide our employees a qualified retirement savings plan ("Plan") designed to qualify under Section 401 of the Internal Revenue Code. The Plan allows our employees and employees of our subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. The Plan does not provide for matching contributions to be made by us to employee accounts.

15.    Commitments and Contingencies

        We lease office space and various pieces of office equipment under non-cancelable operating leases. These leases have expiration dates beginning in 2005 through July 2009. Minimum future lease and sublease payments under operating leases as of December 31, 2004 are as follows (in thousands):

2005	$748
2006	101
2007	104
2008	48
2009	16

Total	$1,017

        In December 2003, we recorded a one time charge of $864,000 for vacating unused office space.

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

        During August and September 2004, our manufactured home communities located in the southeastern United States were impacted by hurricanes Charley, Frances, Ivan and Jeanne. Our communities sustained aggregate estimated damages of approximately $1.6 million consisting primarily of fallen trees and branches, roof and water damage to clubhouses and buildings, damage to company-owned manufactured homes, and debris removal. The company has adequate property and business interruption insurance coverage. The impact of the hurricanes, net of insurance proceeds, on the company's 2004 results of operations was $453,000.

16.    Related Party Transactions

        One of our subsidiaries provides accounting services to six communities that are controlled by our Chief Executive Officer under two separate year to year asset management agreements for which we received $27,000 $29,000 and $28,000 in compensation in 2004, 2003 and 2002, respectively. Also, during 2004, 2003 and 2002 we billed these same companies controlled by our Chief Executive Officer $105,000, $67,000 and $30,000 for property management expenses in accordance with those agreements. In addition, we lease an airplane hangar from a company controlled by our Chief Executive Officer for which we paid $53,000, $53,000 and $52,000 in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, companies owned by our Chief Executive Officer owed to us approximately $68,000 and $4,000, respectively.

        During 2002, we purchased ten mobile homes on behalf of one of these affiliates in its rental unit acquisition operations. As a result, at December 31, 2002 the affiliate owed $206,000 related to these purchases.

        During 2002, an officer borrowed $100,000 from a subsidiary in exchange for a note. The note bore interest at 4.75%, required monthly interest payments and matured on June 30, 2005. The note was repaid in full during 2004.

        Prior to the Reorganization, a subsidiary of the company reimbursed certain related parties for specific and allocated expenses of $2.7 million during 2002. These expenses included salaries and benefits, rent and travel and are included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2002. The related party calculated the allocated costs monthly based on the proportion of the subsidiary's total assets to the total assets under the related party's control.

        Prior to the Reorganization, a subsidiary purchased manufactured homes from a related party amounting to $1.5 million in 2002. The homes were purchased at a price that approximated the related party's cost and included them in manufactured homes and improvements.

17.    Quarterly Financial Information (Unaudited)

        The following is quarterly financial information for the years ended December 31, 2004 and 2003 (in thousands except per share data):

	Quarter ended
	Mar 31	Jun 30	Sep 30	Dec 31
For the quarters ended 2004:
Total revenue	$42,981	$55,106	$60,088	$64,482
Total expenses	$80,539	$60,898	$73,995	$93,754
Net loss	$(34,969)	$(7,126)	$(17,211)	$(35,353)
Basic loss per share(a)	$(1.20)	$(0.17)	$(0.42)	$(0.87)
Diluted loss per share(a)	$(1.20)	$(0.17)	$(0.42)	$(0.87)
For the quarters ended 2003:
Total revenue	$41,390	$42,572	$41,747	$37,486
Total expenses	$51,712	$52,672	$53,324	$50,227
Net loss	$(8,401)	$(8,527)	$(6,799)	$(10,693)
Basic loss per share(a)	$(0.49)	$(0.51)	$(0.41)	$(0.63)
Diluted loss per share(a)	$(0.49)	$(0.51)	$(0.41)	$(0.63)

(a)
Quarterly diluted loss per share amounts may not total to the annual amounts due to rounding and to changes in the number of shares of common stock outstanding.

18.    Segment Information

        We operate in four business segments—real estate, retail home sales, finance and insurance, and corporate and other. A summary of our business segments is shown below (in thousands).

	December 31,
	2004	2003	2002
Total revenue:
Real estate	$206,690	$139,402	$102,321
Retail home sales	15,248	22,027	32,795
Finance and insurance	719	1,766	1,378
Corporate and other	—	—	—

	$222,657	$163,195	$136,494

Operating expenses, cost of manufactured homes sold and real estate taxes:
Real estate	$91,756	$55,318	$39,991
Retail home sales	24,931	23,799	32,565
Finance and insurance	1,357	695	1,174
Corporate and other	192	540	667

	$118,236	$80,352	$74,397

Net segment income(a):
Real estate	$114,934	$84,084	$62,330
Retail home sales	(9,683)	(1,772)	230
Finance and insurance	(638)	1,071	204
Corporate and other	(192)	(540)	(667)

	$104,421	$82,843	$62,097

Property management expense	$7,127	$5,527	$4,105

General and administrative expense	$29,361	$16,818	$13,088

Interest expense:
Real estate	$52,815	$35,283	$2,138
Retail home sales	456	477	—
Finance and insurance	195	—	—
Corporate and other	3,426	21,626	41,666

	$56,892	$57,386	$43,804

Amortization expense	$12,400	$6,961	$5,723

Depreciation expense:
Real estate	$59,391	$38,482	$30,904
Retail home sales	92	298	—
Finance and insurance	7	9	—
Corporate and other	124	717	431

	$59,614	$39,506	$31,335

Initial public offering costs	$4,417	$—	$—

Early termination of debt	$16,685	$—	$—

Real estate and retail home asset impairment	$3,591	$1,385	$—

Goodwill impairment	$863	$—	$13,557

Interest income	$(1,616)	$(1,439)	$(1,390)

Loss before allocation to minority interest	$(84,913)	$(43,301)	$(48,125)

Minority interest	$5,471	$5,983	$6,460

Net loss before discontinued operations	$(79,442)	$(37,318)	$(41,665)

Income from discontinued operations	$1,915	$31	$1,040

Gain (loss) on sale of discontinued operations	$(8,549)	$3,333	$—

Minority interest in discontinued operations	$383	$(466)	$(209)

Preferred stock dividend	$(8,966)	$—	$—

Net loss	$(94,659)	$(34,420)	$(40,834)

Identifiable assets:
Real estate	$1,738,226	$1,108,967	$1,104,228
Retail home sales	30,053	4,043	8,867
Finance and insurance	735	984	1,113
Corporate and other	43,988	11,839	22,330

	$1,813,002	$1,125,833	$1,136,538

Notes payable and preferred interest
Real estate	$972,059	$768,373	$726,201
Retail home sales	28,516	3,896	9,421
Finance and insurance	—	—	—
Corporate and other	1,047	1,125	1,197

	$1,001,622	$773,394	$736,819

Capital expenditures
Real estate	$644,114	$46,683	$137,209
Retail home sales	—	4	259
Finance and insurance	4	44	4
Corporate and other	419	282	1

	$644,537	$47,013	$137,473

(a)
Net segment income represents total revenues less expenses for property operations, real estate taxes, cost of manufactured homes sold and retail home sales, finance, insurance and other operations. Net segment income is a measure of the performance of the properties before the effects of the following expenses: property management, general and administrative, IPO costs, early termination of debt costs, impairment charges, depreciation, amortization, interest and impairment of fixed assets.

19.    Subsequent Events

        In March 2005, the Company secured an additional $100.0 million in financing commitments, consisting of $25.0 million in unsecured trust preferred securities, and a $75.0 million lease receivables facility secured by substantially all of the Company's rental homes and the related leases. The $25.0 million trust preferred securities were issued and sold on March 15, 2005, mature in 30 years, and bear interest at 3-month LIBOR plus 3.25%. The lease receivables facility commitment is for $75.0 million, decreasing $3.0 million quarterly through March 31, 2007. The facility will bear interest at the 1-month LIBOR plus 7.0%, decreasing to the 1-month LIBOR plus 3.25% if certain conditions are met. The facility will mature in March 2007. The closing of the lease receivable facility will reduce the combined borrowing capacity under the consumer finance facility to $200.0 million and eliminate $25.0 million of previous chattel financing. The lease receivables facility is subject to customary closing conditions and documentation. There can be no assurance that we will close the facility and fund.

AFFORDABLE RESIDENTIAL COMMUNITIES, INC.
REAL ESTATE AND RELATED DEPRECIATION
AS OF DECEMBER 31, 2004
(in thousands)

SCHEDULE III

			Initial Costs		Costs capitalized Subsequent to acquisition		Gross amounts at which carried At close of period
Community Name	Location	Encumbrances	Land	Buildings and improvements	Land	Buildings and improvements	Land	Buildings and improvements	Total	Accumulated Depreciation	Date of Acquisition
		(amounts in thousands)
100 Oaks	Fultondale, AL	$—	$358	$2,030	$—	$241	$358	$2,271	$2,628	$63	Feb-04
Alafia Riverfront	Riverview, FL	865	312	1,830	—	343	312	2,173	2,486	63	Feb-04
Aledo	Aledo, TX	2,262	390	2,210	—	1,152	390	3,362	3,752	675	Oct-99
Amber Village	Dallas, TX	2,500	600	2,923	—	1,155	600	4,078	4,678	408	Jul-02
Arbor Lake	Grinnell, IA	—	69	392	—	215	69	607	676	81	Apr-02
Arlington Lakeside	Arlington, TX	3,351	667	3,774	—	1,460	667	5,234	5,902	135	Mar-04
Audora	Wichita, KS	200	73	775	—	111	73	886	959	141	Feb-97
Autumn Forest	Brown Summit, NC	1,982	692	4,187	—	369	692	4,557	5,248	129	Mar-04
Beaver Run	Linkwood, MD	615	226	1,362	—	21	226	1,383	1,609	23	Jun-04
Belaire	Pocatello, ID	2,090	566	3,687	—	2	566	3,689	4,255	456	Dec-99
Bermuda Palms	Indio, CA	—	888	5,145	—	217	888	5,362	6,250	145	Feb-04
Big Country	Cheyenne, WY	4,518	926	5,426	—	602	926	6,028	6,953	162	Feb-04
Birch Meadows	Wilton, NY	1,087	206	1,159	—	606	206	1,765	1,971	167	Feb-02
Birchwood Farms	Birch Run, MI	3,064	662	3,817	—	340	662	4,157	4,819	113	Feb-04
Blue Ridge MHP	Conklin, NY	—	52	311	—	170	52	481	532	8	Jun-04
Blue Valley	Manhattan, KS	983	84	496	—	2,620	84	3,116	3,200	734	May-99
Bluebonnet Estates	Temple, TX	—	204	1,185	—	1,811	204	2,996	3,200	474	Jul-01
Breazeale	Laramie, WY	3,250	488	2,813	—	71	488	2,884	3,371	79	Feb-04
Brittany Place	Topeka, KS	859	243	1,449	—	209	243	1,658	1,901	198	Jul-97
Broadmore	Goshen, IN	5,750	1,297	7,777	—	856	1,297	8,633	9,929	252	Feb-04
Brookshire Village	House Springs, MO	2,135	657	4,015	—	457	657	4,472	5,129	276	Feb-03
Brookside	West Jordan, UT	3,145	795	4,505	—	780	795	5,285	6,080	606	Oct-01
Brookside Village	Berwick, PA	1,848	423	2,601	—	173	423	2,774	3,197	44	Jun-04
Brookside Village	Dallas, TX	6,536	1,674	8,592	—	1,639	1,674	10,231	11,905	290	Feb-04
Burntwood	Oklahoma City, OK	5,196	1,509	5,185	—	839	1,509	6,024	7,533	707	Oct-97
Bush Ranch	House Springs, MO	751	101	601	—	75	101	676	777	132	Jan-00
Camelot	Salt Lake City, UT	12,127	1,927	10,957	—	1,006	1,927	11,963	13,890	2,073	Aug-00
Carnes Crossing	Summerville, SC	10,000	1,979	11,550	—	604	1,979	12,154	14,133	338	Feb-04
Carriage Court Central	Orlando, FL	2,082	420	2,142	—	62	420	2,204	2,624	220	May-98
Carriage Court East	Orlando, FL	2,139	444	2,318	—	150	444	2,468	2,912	239	May-98
Carsons	Chambersburg, PA	944	231	1,391	—	20	231	1,411	1,641	24	Jun-04
Castle Acres	O'Fallon, IL	2,333	450	2,654	—	579	450	3,233	3,683	698	Oct-99
Castlewood Estates	Mableton, GA	—	1,001	5,889	—	499	1,001	6,388	7,389	170	Feb-04
Casual Estates	Liverpool, NY	8,425	1,742	10,529	—	1,298	1,742	11,827	13,569	298	Feb-04
Cedar Creek	Huntsville, AL	379	152	1,276	—	147	152	1,423	1,575	233	Jan-98
Cedar Creek, KS	Salina, KS	741	223	2,754	—	305	223	3,059	3,282	500	Sep-98
Cedar Knoll	Waterloo, IA	3,952	940	5,330	—	142	940	5,472	6,412	137	Apr-04
Cedar Terrace	Cedar Rapids, IA	—	835	4,918	—	309	835	5,227	6,062	145	Feb-04
Chalet City	Crowley, TX	3,757	808	4,573	—	921	808	5,494	6,302	571	May-98
Chalet North	Apopka, FL	5,646	1,275	7,044	—	3,481	1,275	10,525	11,800	1,249	Dec-01
Chambersburg I & II	Chambersburg, PA	—	167	979	—	52	167	1,032	1,199	19	Jun-04
Chelsea	Sayre, PA	610	125	738	—	97	125	835	960	13	Jun-04
Chisholm Creek	Wichita, KS	2,200	667	3,855	—	663	667	4,518	5,185	126	Feb-04
Cimmaron Village	Cheyenne, WY	2,091	431	3,075	—	76	431	3,151	3,582	431	Oct-96
Cloverleaf	Moline, IL	4,669	789	4,596	—	245	789	4,841	5,630	560	Dec-96
College Park	Orlando, FL	2,211	397	2,061	—	51	397	2,112	2,509	199	Sep-98
Collingwood MHP	Horseheads, NY	673	98	615	—	99	98	714	812	10	Jun-04
Colonial Gardens	Manhattan, KS	3,688	938	6,132	—	693	938	6,825	7,763	823	Apr-98
Columbia Heights	Grand Forks, ND	6,880	1,218	7,083	—	479	1,218	7,562	8,780	206	Feb-04
Commerce Heights	Commerce City, CO	930	195	1,160	—	14	195	1,174	1,369	133	Jun-98
Connelly Terrace	Connelly, NY	2,377	426	2,445	—	252	426	2,697	3,123	206	Sep-02
Connie Jean	Jacksonville, FL	698	98	577	—	353	98	930	1,028	195	May-00
Cottonwood Grove	Plano, TX	3,765	741	5,340	—	345	741	5,685	6,426	787	Mar-98
Country Club Crossing	Altoona, IA	3,350	485	2,687	—	1,859	485	4,546	5,031	1,201	Jan-99
Country Club Manor	Imperial, MO	3,878	709	4,049	—	1,622	709	5,671	6,380	1,224	Sep-99
Country Club Mobile Estates	Salt Lake City, UT	9,866	1,654	9,404	—	1,195	1,654	10,599	12,253	1,931	Aug-00
Countryside (CO)	Greeley, CO	3,884	600	3,418	—	1,010	600	4,428	5,028	1,065	Mar-99
Countryside (KS)	Hays, KS	1,175	467	3,358	—	396	467	3,754	4,221	533	Oct-98
Countryside (OK)	Stillwater, OK	983	191	2,010	—	(76)	191	1,934	2,125	303	Apr-98

III-1

Countryside Village (TN)	Columbia, TN	3,820	1,089	7,165	—	1,122	1,089	8,287	9,376	1,007	Nov-98
Cowboy	Pocatello, ID	2,502	587	3,520	—	374	587	3,894	4,481	479	Oct-96
Creekside	Seagoville, TX	4,104	908	4,729	—	2,087	908	6,816	7,724	607	Apr-97
Creekside Estates	Seagoville, TX	1,515	242	1,361	—	870	242	2,231	2,473	236	Jun-97
Crescentwood Village	Sandy, UT	7,847	1,255	7,192	—	330	1,255	7,522	8,777	1,341	Aug-00
Crestview	Sayre, PA	775	120	749	—	129	120	878	998	14	Jun-04
Crestview	Stillwater, OK	1,750	445	2,617	—	651	445	3,267	3,713	107	Feb-04
CV-Jacksonville	Jacksonville, FL	13,139	2,840	16,699	—	1,337	2,840	18,036	20,876	513	Feb-04
Cypress Shores	Winter Haven, FL	3,023	660	3,950	—	211	660	4,161	4,821	319	Sep-02
Deerhurst	Wendell, NC	2,929	525	2,997	—	1,432	525	4,429	4,954	841	Sep-00
Deerpointe	Jacksonville, FL	2,250	391	2,233	—	2,454	391	4,687	5,078	1,044	Feb-99
Denton Falls	Denton, TX	3,633	680	4,650	—	728	680	5,378	6,058	680	May-96
Desert Palms	Hemet, CA	4,960	900	4,424	—	1,674	900	6,098	6,998	456	Jul-02
Dynamic	DeSoto, TX	2,803	518	2,737	—	548	518	3,285	3,803	302	May-97
Dynamic II	DeSoto, TX	2,797	375	2,235	—	1,073	375	3,308	3,683	388	Jul-01
Eagle Creek	Tyler, TX	—	260	2,126	—	273	260	2,399	2,659	70	Feb-04
Eagle Ridge	Lewisville, TX	4,683	765	4,404	—	793	765	5,197	5,962	510	Feb-99
Eastern Villa	Stillwater, OK	1,107	294	1,914	—	255	294	2,169	2,463	321	Mar-98
Eastview	Gillette, WY	3,141	507	3,597	—	729	507	4,326	4,833	572	Dec-97
Easy Living	Lawrence, KS	4,392	702	4,198	—	1,547	702	5,745	6,447	1,550	Mar-00
El Caudillo	Wichita, KS	731	179	1,241	—	258	179	1,499	1,678	197	Dec-98
El Dorado	Sherman, TX	847	148	1,109	—	196	148	1,305	1,453	165	Feb-97
El Lago	Fort Worth, TX	1,847	409	1,934	—	274	409	2,208	2,617	255	Jan-97
El Lago II	Fort Worth, TX	853	201	1,130	—	286	201	1,416	1,617	156	Apr-97
Encantada	Las Cruces, NM	7,187	1,801	9,558	—	96	1,801	9,653	11,455	273	Feb-04
Enchanted Village	Alton, IL	5,600	1,275	7,460	—	3,540	1,275	11,000	12,275	2,613	Aug-99
Englewood Village	Cheyenne, WY	1,131	195	1,042	—	154	195	1,196	1,391	118	Oct-96
Evergreen Village	Sioux City, IA	4,632	1,439	9,075	—	1,222	1,439	10,297	11,736	1,249	Dec-98
Evergreen Village	Pleasant View, UT	4,146	1,041	6,158	—	748	1,041	6,906	7,948	182	Feb-04
Ewing Trace	Des Moines, IA	1,629	630	3,582	—	85	630	3,667	4,297	877	Apr-99
Falcon Farms	Port Byron, IL	4,100	798	4,793	—	808	798	5,602	6,399	148	Feb-04
Five Seasons Davenport	Davenport, IA	—	774	4,518	—	727	774	5,245	6,019	146	Feb-04
Forest Creek	Elkhart, IN	4,250	765	4,434	—	417	765	4,851	5,616	143	Feb-04
Forest Park	Queensbury, NY	1,996	590	3,314	—	1,340	590	4,654	5,244	507	Feb-02
Four Seasons	Fayetteville, GA	1,991	962	5,678	—	1,086	962	6,764	7,726	177	Feb-04
Foxhall Village	Raleigh, NC	6,984	1,518	8,474	—	1,162	1,518	9,636	11,154	263	Feb-04
Frieden Manor	Schuylkill Haven, PA	1,816	582	3,480	—	188	582	3,668	4,250	58	Jun-04
Friendly Village — GA	Lawrenceville, GA	5,310	1,045	6,150	—	203	1,045	6,352	7,397	175	Feb-04
Gallant Estates	Greensboro, NC	897	158	925	—	390	158	1,315	1,473	184	Aug-01
Glen Acres	Wichita, KS	1,513	492	2,391	—	329	492	2,720	3,212	297	Jan-00
Glenview	Oklahoma City, OK	310	80	865	—	50	80	915	995	167	Aug-98
Golden Rule	Oklahoma City, OK	1,465	340	3,422	—	244	340	3,666	4,006	588	Jul-98
Golden Triangle	Coppell, TX	3,704	525	3,074	—	778	525	3,852	4,377	780	Jan-00
Golden Valley	Douglasville, GA	1,420	275	1,576	—	901	275	2,477	2,752	67	Feb-04
Grand Meadow	Longmont, CO	2,624	555	3,149	—	65	555	3,214	3,769	253	Sep-02
Green Acres	Chambersburg, PA	174	51	306	—	1	51	307	358	5	Jun-04
Green Cove	Huntsville, AL	1,031	226	1,546	—	84	226	1,630	1,856	217	Jan-98
Green Park South	Pelham, AL	6,414	1,442	8,419	—	24	1,442	8,442	9,884	234	Feb-04
Green Spring Valley	Raleigh, NC	7,113	750	4,261	—	1,957	750	6,218	6,968	1,400	Jun-99
Green Valley Village	Casper, WY	1,139	162	2,062	—	501	162	2,563	2,725	400	Mar-99
Gregory Courts	Honey Brook, PA	557	133	809	—	87	133	896	1,028	14	Jun-04
Hampton Acres	DeSoto, TX	1,089	335	1,966	—	1,304	335	3,270	3,605	358	Jun-02
Harmony Road	Fort Collins, CO	13,645	2,738	15,518	(288)	4,206	2,450	19,724	22,174	4,888	Nov-98
Harper Woods	Lawrence, KS	2,339	375	2,234	—	1,404	375	3,638	4,013	1,015	Mar-00
Havenwood	Pompano Beach, FL	3,170	443	2,535	—	367	443	2,902	3,345	362	May-01
Hidden Acres	Arnold, MO	437	60	342	—	143	60	485	545	97	May-00
Hidden Hills	Casper, WY	1,277	221	1,973	—	503	221	2,476	2,697	354	Sep-97
Hidden Oaks	Fort Worth, TX	637	157	890	—	1,389	157	2,279	2,436	538	Jul-99
Hideaway	Honey Brook, PA	—	108	643	—	5	108	647	756	11	Jun-04
Highland	Elkhart, IN	3,196	982	5,168	—	492	982	5,661	6,642	157	Feb-04
Highland Acres	Lewisville, TX	4,780	856	4,946	—	666	856	5,612	6,468	570	Nov-98
Highview	Gillette, WY	1,568	373	1,882	—	322	373	2,204	2,577	232	Jan-96
Huguenot Estates	Port Jervis, NY	1,956	285	1,789	—	41	285	1,830	2,115	30	Jun-04
Hunter Ridge	Jonesboro, GA	16,000	3,944	23,062	—	3,114	3,944	26,176	30,120	730	Feb-04
Indian Rocks	Largo, FL	—	338	2,029	—	598	338	2,626	2,964	79	Feb-04
Inspiration Valley	Arvada, CO	4,446	589	3,337	—	1,333	589	4,670	5,259	1,168	Nov-98
Jonesboro (Atlanta Meadows)	Jonesboro, GA	1,555	329	1,917	—	20	329	1,937	2,265	55	Feb-04
Kimberly @ Creekside	Seagoville, TX	1,267	325	1,939	—	441	325	2,380	2,705	215	Apr-97
Kintner Estates	Vestal, NY	—	74	447	—	53	74	500	574	6	Jun-04

III-2

Kopper View MHC	West Valley City, UT	—	275	1,574	—	289	275	1,863	2,138	26	Jun-04
La Quinta Ridge	Indio, CA	—	736	4,348	—	174	736	4,522	5,258	121	Feb-04
Lakeside — GA	Lithia Springs, GA	1,250	170	1,028	—	149	170	1,177	1,347	33	Feb-04
Lakeside — IA	Davenport, IA	—	318	1,968	—	309	318	2,277	2,595	63	Feb-04
Lakeside of the Palm Beaches	West Palm Beach, FL	4,136	1,262	8,653	—	324	1,262	8,977	10,239	1,162	Sep-98
Lakeview Estates	Layton, UT	5,099	963	5,342	—	1,066	963	6,408	7,371	759	Oct-01
Lakewood — TX	Royse City, TX	2,250	640	5,683	—	1,015	640	6,698	7,338	895	Oct-00
Lakewood Estates	Davenport, IA	3,011	621	3,885	—	459	621	4,344	4,965	124	Feb-04
Lamplighter Village	Marietta, GA	9,506	2,635	15,668	—	1,367	2,635	17,035	19,670	486	Mar-04
Landmark Village	Fairburn, GA	9,600	2,048	11,320	—	2,289	2,048	13,609	15,657	360	Feb-04
Lido Estates	Lancaster, CA	2,537	398	2,257	—	1,810	398	4,067	4,465	738	May-01
Loveland	Loveland, CO	1,949	661	3,038	—	260	661	3,298	3,959	306	Apr-95
Magnolia Circle	Jacksonville, FL	—	123	706	—	1,957	123	2,663	2,786	594	May-99
Mallard Lake	Pontoon Beach, IL	5,138	1,177	6,695	—	(267)	1,177	6,428	7,605	169	Apr-04
Maple Manor	Taylor, PA	3,704	862	5,195	—	208	862	5,403	6,266	88	Jun-04
Marion Village	Marion, IA	7,657	1,605	8,140	15	654	1,620	8,794	10,415	249	Mar-04
Marnelle	Fayetteville, GA	4,152	917	5,364	—	819	917	6,183	7,100	169	Feb-04
Martin'S	Nottingham, PA	—	225	1,318	—	47	225	1,365	1,590	22	Jun-04
Meadow Glen	Keller, TX	—	1,417	8,363	—	926	1,417	9,289	10,706	522	Feb-04
Meadowbrook	Pueblo, CO	3,866	942	8,433	—	(28)	942	8,405	9,347	1,157	Apr-95
Meadowood	Topeka, KS	3,212	762	4,628	—	542	762	5,170	5,932	527	Oct-00
Meridian Sooner	Oklahoma City, OK	1,615	262	1,492	—	1,988	262	3,480	3,742	768	Aug-00
Meridian Terrace	San Bernardino, CA	4,592	1,012	5,747	—	1,868	1,012	7,615	8,627	1,148	May-01
Merrimac Manor	Huntsville, AL	—	147	3,252	—	289	147	3,541	3,688	757	May-99
Mesquite Green	Dallas, TX	1,759	352	1,697	—	550	352	2,247	2,599	218	Jan-98
Mesquite Meadows	Dallas, TX	3,212	443	2,819	—	1,262	443	4,081	4,524	403	Dec-97
Mesquite Ridge	Dallas, TX	2,282	387	2,013	—	941	387	2,954	3,341	248	Dec-97
Mission Estates	El Paso, TX	2,841	795	4,549	—	1,414	795	5,963	6,758	828	Aug-01
Misty Hollow	Midwest City, OK	279	97	883	—	46	97	929	1,026	139	Sep-98
Misty Winds	Corpus Christi, TX	5,170	812	4,845	—	259	812	5,104	5,916	161	Feb-04
Mobile Gardens	Denver, CO	3,806	440	2,497	—	879	440	3,376	3,816	854	Nov-98
Monroe Valley	Jonestown, PA	271	120	717	—	3	120	720	840	12	Jun-04
Moosic Heights	Avoca, PA	1,864	389	2,354	—	112	389	2,466	2,854	39	Jun-04
Mountainside Estates	Golden, CO	7,932	1,120	6,351	—	1,631	1,120	7,982	9,102	1,985	Nov-98
Mountaintop	Narvon, PA	387	141	851	—	36	141	887	1,028	15	Jun-04
Mulberry Heights	Fort Worth, TX	—	105	625	—	1,102	105	1,727	1,832	362	Oct-99
Navajo Lake Estates	Wichita, KS	2,097	468	3,018	—	295	468	3,313	3,781	394	Jul-97
New Twin Lakes	Middletown, NY	6,458	898	4,913	—	1,203	898	6,116	7,014	840	Jul-01
Nichols	Phoenixville, PA	—	36	214	—	—	36	214	250	4	Jun-04
Northern Hills	Springdale, AR	2,294	520	3,294	—	180	520	3,474	3,994	379	Nov-97
Northland	Kansas City, MO	5,239	720	4,077	—	1,045	720	5,122	5,842	1,131	Sep-99
Oak Glen	Fayetteville, AR	1,122	241	1,474	—	62	241	1,536	1,777	189	Nov-97
Oak Grove	Godfrey, IL	660	129	759	—	670	129	1,429	1,558	384	Sep-99
Oak Park Village (FL)	Gainesville, FL	4,479	406	1,358	—	1,128	406	2,486	2,892	487	Jun-98
Oak Park Village (TX)	Coppell, TX	2,563	971	4,383	—	357	971	4,740	5,711	234	Apr-97
Oak Ridge	Elkhart, IN	4,100	815	4,656	—	424	815	5,080	5,896	148	Feb-04
Oakridge / Stonegate	Stillwater, OK	833	333	1,828	—	191	333	2,019	2,352	272	Mar-98
Oakwood Forest	Greensboro, NC	6,100	1,609	8,697	—	725	1,609	9,421	11,031	261	Feb-04
Oakwood Lake Village	Tunkhannock, PA	605	181	1,090	—	128	181	1,219	1,400	18	Jun-04
Oasis	Pueblo, CO	3,817	907	5,142	—	929	907	6,071	6,978	1,524	Nov-98
Ortega Village	Jacksonville, FL	3,023	486	2,416	—	3,198	486	5,614	6,100	1,423	Jun-99
Overholser Village	Oklahoma City, OK	1,233	446	2,779	—	119	446	2,898	3,344	390	Jan-98
Overpass Point MHC	Tooele, UT	—	544	3,629	—	472	544	4,100	4,644	66	Jun-04
Park Avenue Estates	Haysville, KS	401	180	1,021	—	1,032	180	2,053	2,233	533	Feb-00
Park D'Antoine	Wilton, NY	330	58	332	—	33	58	365	423	40	Feb-02
Park Plaza	Gillette, WY	1,507	169	964	—	441	169	1,405	1,574	194	Apr-01
Parkview Estates	San Jacinto, CA	2,400	600	3,419	—	2,859	600	6,278	6,878	951	May-01
Pedaler's Pond	Lake Wales, FL	2,617	581	3,253	—	1,470	581	4,723	5,304	144	Feb-04
Philbin Estates	Pocatello, ID	—	306	1,779	—	418	306	2,197	2,503	92	Sep-03
Picture Ranch	Clifton, CO	1,633	479	2,613	—	100	479	2,713	3,192	248	Jun-00
Pine Haven MHP	Blossvale, NY	944	137	864	—	(6)	137	858	995	15	Jun-04
Pine Hills	Lawrence, KS	1,303	204	1,641	—	94	204	1,735	1,939	247	Jan-98
Pine Terrace	Schuylkill Haven, PA	—	50	296	—	79	50	374	424	5	Jun-04
Pinecrest Village	Shreveport, LA	3,264	689	3,558	—	663	689	4,221	4,910	134	Feb-04
Plainview	Casper, WY	713	86	484	—	1,233	86	1,717	1,803	399	Nov-00
Plantation Estates	Douglasville, GA	1,508	331	1,851	—	564	331	2,415	2,747	70	Feb-04
Pleasant Grove (CO)	Fort Collins, CO	2,667	582	3,237	—	532	582	3,769	4,351	390	Oct-96
Pleasant Grove (NC)	Fuquay-Varina, NC	950	191	1,094	—	369	191	1,463	1,654	129	Jul-02
Pleasant View Estates	Berwick, PA	912	231	1,361	—	80	231	1,441	1,672	23	Jun-04

III-3

Portside	Jacksonville, FL	18,395	5,487	30,607	—	1,012	5,487	31,619	37,106	3,021	Mar-00
Prairie Village	Salina, KS	1,958	448	2,132	—	272	448	2,404	2,852	260	Sep-98
President's Park	Grand Forks, ND	—	421	2,437	—	614	421	3,051	3,472	84	Feb-04
Quail Run	Hutchins, TX	1,600	430	2,164	—	3,051	430	5,215	5,645	681	Jul-01
Rambling Oaks	Huntsville, AL	485	74	911	—	66	74	977	1,051	178	Jan-98
Redwood Village	Salt Lake City, UT	1,110	158	905	—	145	158	1,050	1,208	184	Aug-00
Ridgewood Estates	Topeka, KS	3,868	1,041	5,224	—	241	1,041	5,465	6,506	609	Jan-97
River Oaks	Kansas City, KS	3,398	1,179	7,357	—	933	1,179	8,290	9,469	929	Nov-98
Riverchase	Manhattan, KS	1,080	403	3,070	—	367	403	3,437	3,840	451	Apr-98
Riverdale	Riverdale, UT	5,541	1,027	5,850	—	887	1,027	6,737	7,764	1,164	Sep-00
Riverdale (Colonial Coach)	Riverdale, GA	7,671	1,737	10,252	—	1,692	1,737	11,943	13,681	325	Feb-04
Riverside (KS)	Lawrence, KS	1,187	268	1,649	—	36	268	1,685	1,953	197	Jan-98
Riverside (UT)	West Valley City, UT	4,038	690	3,900	—	3,609	690	7,509	8,199	904	May-02
Rockview Heights	Arnold, MO	1,302	209	1,246	—	1,498	209	2,744	2,953	804	Mar-99
Rolling Hills	Dallas, TX	3,197	382	1,887	—	897	382	2,784	3,166	296	Mar-98
Rose Country Estates	Tyler, TX	760	163	1,804	—	261	163	2,065	2,228	319	Jan-97
Royal Crest	Los Alamos, NM	4,741	1,069	6,310	—	181	1,069	6,491	7,560	185	Feb-04
Saddlebrook	N. Charleston, SC	7,610	1,548	9,044	—	606	1,548	9,649	11,198	267	Feb-04
Scenic View	East Earl, PA	—	73	438	—	2	73	441	514	7	Jun-04
Seamist	Corpus Christi, TX	—	180	1,021	—	2,321	180	3,342	3,522	792	Mar-00
Seascape	Corpus Christi, TX	2,375	525	3,641	—	497	525	4,138	4,663	587	Aug-96
Shadow Hills	Orlando, FL	8,266	2,254	13,241	—	2,803	2,254	16,044	18,298	400	Feb-04
Shadow Mountain	Sherman, TX	1,483	369	2,404	—	524	369	2,928	3,297	329	Feb-98
Shadowood	Acworth, GA	9,074	2,481	14,996	—	2,491	2,481	17,487	19,968	471	Mar-04
Shady Creek	Seagoville, TX	1,217	241	1,504	—	553	241	2,057	2,298	221	May-99
Shady Grove	Atglen, PA	—	103	615	—	9	103	624	727	10	Jun-04
Shady Hills	Nashville, TN	—	433	2,524	—	96	433	2,621	3,053	72	Feb-04
Shady Lane	Commerce City, CO	1,193	157	893	—	286	157	1,179	1,336	274	Mar-99
Shawnee Hills	Topeka, KS	—	120	712	—	1,749	120	2,461	2,581	591	Aug-00
Sheridan	Arvada, CO	3,369	465	2,639	—	905	465	3,544	4,009	816	Nov-98
Sherwood Acres	Wichita, KS	—	414	2,688	—	240	414	2,928	3,342	363	Jan-00
Shiloh Pines	Tyler, TX	3,800	738	4,616	—	1,097	738	5,713	6,451	693	May-96
Siesta Lago	Kissimmee, FL	10,476	2,025	10,835	—	2,050	2,025	12,885	14,910	1,425	Dec-01
Siesta Manor	Fenton, MO	2,128	487	2,764	—	1,419	487	4,183	4,670	628	Aug-99
Silver Creek	Davenport, IA	—	913	5,338	—	287	913	5,625	6,538	156	Feb-04
Silver Leaf	Mansfield, TX	—	495	2,896	—	479	495	3,375	3,870	182	Feb-04
Siouxland Estates	S. Sioux City, NE	3,952	425	2,407	—	2,111	425	4,518	4,943	1,072	Mar-99
Sleepy Hollow	Wichita, KS	—	120	684	—	1,007	120	1,691	1,811	517	Apr-99
Smoke Creek	Snellville, GA	5,306	1,104	6,282	—	900	1,104	7,181	8,285	200	Feb-04
South Arlington Estates	Arlington, TX	2,037	689	4,618	—	2,814	689	7,432	8,121	366	May-03
Southfork	Denton, TX	5,675	912	7,108	—	1,319	912	8,427	9,339	1,132	May-96
Southridge Estates	Des Moines, IA	4,227	810	4,286	—	2,224	810	6,510	7,320	523	Jul-02
Southwind Village	Naples, FL	—	1,439	8,401	—	137	1,439	8,537	9,977	240	Feb-04
Spring Valley Village	Spring Valley, NY	4,310	639	3,640	—	1,803	639	5,443	6,082	701	Jul-01
Springdale Lake	Belton, MO	6,940	1,218	7,301	—	968	1,218	8,269	9,487	923	Oct-96
Stone Mountain	Stone Mountain, GA	7,662	1,844	10,669	—	1,591	1,844	12,260	14,104	322	Mar-04
Stonegate	Shreveport, LA	1,650	421	2,669	—	429	421	3,098	3,519	96	Feb-04
Stoneybrook	Greeley, CO	9,766	2,151	12,190	—	5,037	2,151	17,227	19,378	4,604	Nov-98
Stony Brook North	Raleigh, NC	4,360	958	5,183	—	794	958	5,977	6,935	623	Jun-00
Suburban Estates	Greenburg, PA	1,671	599	3,574	—	162	599	3,736	4,335	61	Jun-04
Summit Oaks	Fort Worth, TX	4,924	1,052	6,166	—	1,025	1,052	7,191	8,243	709	Apr-99
Sundown	Clearfield, UT	3,765	762	4,315	—	1,296	762	5,611	6,373	655	Jan-02
Sunny Acres	Somerset, PA	1,525	499	2,988	—	426	499	3,414	3,913	51	Jun-04
Sunnyside	Trooper, PA	1,453	396	2,386	—	3	396	2,390	2,786	40	Jun-04
Sunrise Terrace	Newton, IA	2,248	375	2,099	—	1,140	375	3,239	3,614	847	Sep-99
Sunset 77	Douglass, KS	221	99	805	—	(10)	99	795	894	108	Sep-98
Sunset Country	Pueblo, CO	3,856	988	5,604	—	1,414	988	7,018	8,006	1,874	Nov-98
Sunset Mobile Village	Aztec, NM	502	234	1,402	—	167	234	1,569	1,803	169	Nov-95
Sunset Village	Gainesville, TX	—	223	1,634	—	576	223	2,210	2,433	295	Sep-97
Sunset Vista	Magna, UT	4,632	1,127	6,474	—	613	1,127	7,087	8,214	199	Feb-04
Sunshine City	Plantation, FL	10,066	2,271	12,164	—	1,330	2,271	13,494	15,765	1,342	Oct-00
Sycamore Square	Wichita, KS	120	65	374	—	28	65	402	467	41	Dec-98
Tallview Terrace	Sioux City, IA	2,075	422	2,384	—	1,391	422	3,775	4,197	933	Mar-99
Tanglewood	Huntsville, TX	2,692	659	4,676	—	(48)	659	4,628	5,287	606	Nov-96
Terrace	Casper, WY	1,101	165	1,200	—	263	165	1,463	1,628	193	Dec-97
Terrace Heights	Dubuque, IA	5,827	1,186	6,932	—	692	1,186	7,624	8,810	205	Feb-04
Terrace II	Casper, WY	950	94	535	—	921	94	1,456	1,550	304	May-01
Terrell Crossing	Terrell, TX	1,250	330	1,936	—	3,069	330	5,005	5,335	570	Jul-02
The Meadows	Aurora, CO	11,840	1,800	10,192	—	1,960	1,800	12,152	13,952	2,575	Jun-99
The Pines	Ladson, SC	—	286	1,676	—	139	286	1,815	2,101	54	Feb-04

III-4

The Towneship at Clifton	Wichita, KS	5,720	1,408	9,921	—	859	1,408	10,780	12,188	1,444	Aug-97
The Vineyards	Clifton, CO	1,823	296	1,720	—	659	296	2,379	2,675	505	Feb-00
The Woodlands	Wichita, KS	2,863	732	4,389	—	354	732	4,743	5,475	591	Dec-96
Thornton Estates	Denver, CO	6,982	1,012	5,739	—	926	1,012	6,665	7,677	1,723	Nov-98
Timberland	Oklahoma City, OK	1,115	270	2,386	—	344	270	2,730	3,000	409	Jan-97
Torrey Hills	Flint, MI	9,749	1,697	8,480	—	981	1,697	9,461	11,158	258	Feb-04
Trailmont	Goodlettsville, TN	2,298	476	2,784	—	121	476	2,905	3,382	78	Feb-04
Twin Oaks	Wichita, KS	4,164	794	5,643	—	662	794	6,305	7,099	963	Jan-97
Twin Pines	Goshen, IN	5,360	1,093	6,400	—	526	1,093	6,926	8,019	199	Feb-04
Valley Verde	Las Cruces, NM	2,750	510	2,536	—	1,099	510	3,635	4,145	372	Apr-02
Valley View—Blandon	Fleetwood, PA	—	90	531	—	64	90	595	685	10	Jun-04
Valley View—Danboro	Danboro, PA	3,123	1,006	6,044	—	31	1,006	6,075	7,081	101	Jun-04
Valley View—Ephrata	Ephrata, PA	1,041	392	2,366	—	54	392	2,419	2,811	40	Jun-04
Valley View—Ephrata II	Ephrata, PA	—	168	966	—	9	168	975	1,143	16	Jun-04
Valley View—Honey Brook	Honey Brook, PA	1,874	527	3,175	—	295	527	3,470	3,998	54	Jun-04
Valley View—Morgantown	Morgantown, PA	—	82	486	—	46	82	532	614	10	Jun-04
Valley View—Tuckerton	Reading, PA	—	166	980	—	40	166	1,021	1,187	17	Jun-04
Valley View—Wernersville	Wernersville, PA	—	79	472	—	14	79	487	566	8	Jun-04
Viking Villa	Ogden, UT	4,120	775	4,180	—	493	775	4,673	5,448	576	Oct-01
Villa	Flint, MI	7,400	1,436	7,352	—	748	1,436	8,100	9,536	216	Feb-04
Villa West (CO)	Greeley, CO	8,694	1,876	10,638	—	2,029	1,876	12,667	14,543	3,160	Nov-98
Villa West (UT)	West Jordan, UT	5,629	844	4,803	—	645	844	5,448	6,292	929	Aug-00
Village North	Lewisville, TX	6,946	1,193	6,155	—	731	1,193	6,886	8,079	665	Apr-97
Village Park	Greensboro, NC	2,617	856	4,644	—	733	856	5,377	6,233	565	Mar-01
Vogel Manor MHC	Arnold, MO	1,033	144	823	—	258	144	1,081	1,225	260	May-99
Washington Mobile Estates	Ogden, UT	4,517	676	3,848	—	613	676	4,461	5,137	769	Aug-00
Washingtonville Manor	Washingtonville, NY	1,390	292	1,668	—	112	292	1,780	2,072	222	Jul-01
Weatherly Estates I	Lebanon, TN	—	891	5,020	—	285	891	5,305	6,196	145	Feb-04
Weatherly Estates II	Clarksville, TN	—	355	1,097	—	202	355	1,299	1,654	37	Feb-04
West Cloud Commons	Salina, KS	1,047	275	2,161	—	154	275	2,315	2,590	329	Jul-98
Western Hills	Fort Lauderdale, FL	11,811	1,489	8,499	—	5,205	1,489	13,704	15,193	2,166	May-01
Western Mobile Estates	West Valley City, UT	3,759	570	3,429	—	232	570	3,661	4,231	53	Jul-04
Western Park	Fayetteville, AR	1,606	247	1,408	—	447	247	1,855	2,102	448	Jul-99
Westlake	Oklahoma City, OK	2,898	836	5,499	—	328	836	5,827	6,663	818	Oct-97
Westmoor	Oklahoma City, OK	2,253	498	5,400	—	250	498	5,650	6,148	925	Jul-98
Westview	Gillette, WY	2,153	331	2,102	—	323	331	2,425	2,756	280	Nov-95
Wheel Estates	Orlando, FL	554	134	793	—	16	134	809	943	82	Oct-00
Whispering Hills	Coal Valley, IL	384	92	777	—	15	92	792	884	121	Jul-97
Whitney	Gainesville, FL	2,476	450	2,662	—	286	450	2,948	3,398	671	Aug-99
Wikiup	Henderson, CO	11,402	1,475	8,383	—	1,920	1,475	10,303	11,778	2,505	Mar-99
Willow Creek Estates	Ogden, UT	—	480	2,766	—	(26)	480	2,739	3,219	22	Sep-04
Willow Springs	Fort Worth, TX	1,639	262	2,241	—	837	262	3,078	3,340	406	Jan-97
Willow Terrace	Fort Worth, TX	2,261	515	3,369	—	778	515	4,147	4,662	580	Nov-97
Windsor Mobile Estates	West Valley City, UT	7,690	1,178	6,701	—	824	1,178	7,525	8,703	2,261	Aug-00
Winter Haven Oaks	Winter Haven, FL	3,700	804	4,754	—	80	804	4,834	5,638	140	Feb-04
Woodlake	Greensboro, NC	2,292	887	5,267	—	541	887	5,808	6,695	168	Mar-04
Woodlands of Kennesaw	Kennesaw, GA	4,750	997	5,806	—	1,075	997	6,881	7,878	198	Feb-04
Zoppe's	Seagoville, TX	564	57	473	—	123	57	596	653	110	Jan-00
Miscellaneous other assets*		79,020	1,294	6,162	—	—	1,294	6,162	7,455	1,838

Total		$1,001,622	$211,656	$1,242,360	$(273)	$235,744	$211,383	$1,478,104	$1,689,487	$156,707

*
Encumbrances on miscellaneous other assets includes $51,000 of our revolving credit mortgage facility at LIBOR plus 2.95% and $28,000 of our floorplan lines (ranging from prime plus 0.75% to prime plus 4.00%)
(a)
The changes in total real estate and accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Total real estate:
Balance at beginning of year	$963,202	$916,741	$366,319
Acquisitions	806,048	38,582	537,815
Improvements and Equipment Purchases	49,708	12,725	15,862
Dispositions and Other	(129,471)	(4,846)	(3,255)

Balance at end of year	$1,689,487	$963,202	$916,741

Accumulated depreciation:
Balance at beginning of year	$99,687	$62,296	$30,932
Depreciation for the year	59,614	39,506	31,335
Dispositions and other	(2,594)	(2,115)	29

Balance at end of year	$156,707	$99,687	$62,296

(b)
The aggregate cost for U.S. federal income tax purposes is $1.579.1 million.

III-5