Form 10-K/A
period 2004-12-31
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2005-05-02
CIK 1265131

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

        This Form 10-K/A amends the Form 10-K filed by Affordable Residential Communities Inc. (the "Company" or "ARC") on March 31, 2005 for the fiscal year ended December 31, 2004. This Form 10-K/A is being filed solely to set forth the information required by PART III (Items 10, 11, 12, 13 and 14) of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company's original Form 10-K filing. This Form 10-K/A amends PART III of the Company's original Form 10-K filing only, and all other portions of the Company's original Form 10-K filing remain in effect.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

        The board of directors presently consists of eight members. Our board is not classified and thus all of our directors are elected annually. The following is a list of our current directors and their ages, along with brief biographies of our directors:

Name	Age	Position	Term Expires
Scott D. Jackson	49	Chairman of the Board and Chief Executive Officer	2005
John G. Sprengle	47	Vice Chairman	2005
James L. Clayton	71	Director	2005
J. Markham Green	61	Director	2005
Michael Greene	43	Director	2005
Randall A. Hack	57	Director	2005
Eugene Mercy, Jr.	68	Director	2005
Charles J. Santos-Buch	47	Director	2005

Scott D. Jackson, Chairman and Chief Executive Officer.

        Mr. Jackson co-founded ARC's predecessor in interest in 1995 and has served as our Chairman and Chief Executive Officer since our inception in 1998. He additionally served as our Co-Chief-Operating Officer from November 1, 2004 to March 30, 2005. Mr. Jackson directs all strategic planning, corporate development and acquisition activities for our company. From 1991-1994, Mr. Jackson served in various senior positions in financial service companies owned or controlled by, among others, Gerald J. Ford. In these capacities, he oversaw corporate finance activities, including financial service company acquisition, disposition and capital financing activities. Previously, Mr. Jackson worked in corporate finance as Vice President of Corporate Finance and served as Co-Head of the Financial Institutions Restructuring Group for Goldman, Sachs & Co. from 1987 to 1991; as Senior Vice President and Manager of Republic Bank Capital Markets from 1985 to 1987; and with Merrill Lynch Capital Markets from 1979 to 1985. Mr. Jackson holds a B.S. degree in Business Finance and Marketing from Colorado State University.

John G. Sprengle, Vice Chairman.

        Mr. Sprengle co-founded ARC's predecessor in interest in 1995. Mr. Sprengle participates in all strategic planning activities and has direct responsibility for due diligence functions related to community acquisitions. Mr. Sprengle served as our Chief Operating Officer from 1995 to 1999, Chief Financial Officer from 2000 to November 1, 2004 and Co-Chief Operating Officer from November 1, 2004 to March 30, 2005. Prior to 1995, Mr. Sprengle served in various positions at BancTEXAS Group, Inc., a bank holding company. In his final positions, he served as a Senior Vice President and Chief Credit Officer, respectively (1980-1986 and 1988-1994). Mr. Sprengle served as the Vice President of Administration for the capital markets group of First Republic Bank, Dallas from 1986 to 1987. Mr. Sprengle holds a B.S. in Business Administration and Finance from Colorado State University.

James L. Clayton, Director.

        Mr. Clayton has served as a director since our initial public offering in February 2004. Mr. Clayton founded Clayton Homes, Inc. in 1966 and served as its Chairman until it was acquired by Berkshire Hathaway Inc. in 2003. He retired as Chief Executive Officer of Clayton Homes in 1999. He currently serves as a member of the board of directors of Dollar General Corporation, Branch Banking & Trust

Co. where he serves as Chairman of the Executive Committee and is a member of the board of directors of MidCountry Financial, Inc. Mr. Clayton is currently Chairman and principal shareholder of FSB Bankshares, a bank holding company. Mr. Clayton received a degree in engineering from the University of Tennessee and a J.D. from the University of Tennessee College of Law.

J. Markham Green, Director.

        Mr. Green has served as a director since our initial public offering in February 2004. Mr. Green is the Chairman of the Board of PowerOne Media LLC. From 2001 to 2003, Mr. Green served as Vice Chairman of the Financial Institutions and Governments Group of JP Morgan Chase. From 1993 until joining JP Morgan Chase, he invested in and served on the boards of eight start-up companies. From 1973, Mr. Green served in various capacities at Goldman, Sachs & Co. before he retired as a general partner in 1992. He was the co-head of the Financial Services Industry Group of Goldman, Sachs & Co. and served on several of the firm's internal committees. Mr. Green is a graduate of the University of Texas at Austin and earned an M.B.A. from Southern Methodist University.

Michael Greene, Director.

        Mr. Greene has served as a director since August 2000. Mr. Greene is a founding member of UBS Capital Americas, LLC, a private investment fund. Prior to the formation of UBS Capital Americas, LLC in 1999, Mr. Greene was a partner at UBS Capital LLC, a predecessor entity to UBS Capital Americas, LLC since 1993. Mr. Greene was a senior member of Union Bank of Switzerland's Leverage Finance Group from 1990 to 1992. Previously, he was a member of the Leverage Finance Group at Marine Midland Bank. Mr. Greene serves as a director of Orphan Medical, Inc., TravelCenters of America, Inc. and several private companies. He is a graduate of the College of the Holy Cross and earned an M.B.A. from the Harvard University Graduate School of Business Administration.

Randall A. Hack, Director.

        Mr. Hack has served as a director since November 2003. Mr. Hack currently serves as an Advisory Director of Berkshire Partners LLC, a private equity investment firm based in Boston. In addition, since 1995, Mr. Hack has served as a Senior Managing Director of Nassau Capital L.L.C., an investment firm that he co-founded that manages private equity on behalf of Princeton University's endowment. From 1990 to 1995, Mr. Hack served as President of the Princeton University Investment Company, which has management responsibility for Princeton University's endowment. From 1970 to 1988, he served as President and Chief Executive Officer of Matrix Development Company, a commercial and industrial real estate development firm that he founded. Mr. Hack is currently a director of several public and private companies including Crown Castle International, Vector Global Services Inc., Output Exploration L.L.C. and FiberTower Corporation. Mr. Hack is currently a Trustee of Quebec Labrador Foundation and Deerfield Academy. He is a graduate of Princeton University and the Harvard University Graduate School of Business Administration.

Eugene Mercy, Jr., Director.

        Mr. Mercy has served as a director since April 2002. Mr. Mercy is currently a Principal in Granite Capital International Group, a New York money management firm, and a Senior Director of Goldman Sachs Group Inc. Mr. Mercy is a former Limited Partner of Goldman Sachs & Co., where he was in the Securities Sales and Equity Trading Department and the Commercial Real Estate Department. He later became the Partner-in-Charge of the Mortgage Securities Department of Goldman Sachs. In 1996, Mr. Mercy was appointed to the Goldman Sachs Limited Partner Advisory Committee, and after Goldman Sachs' successful public offering in May 1999, he became a Senior Director of Goldman Sachs Group Inc. Mr. Mercy is a Trustee Emeritus of the board of Lehigh University, Vice Chairman of Continuum Health Partners, Inc. and former Vice Chairman of the Board of the Loomis Institute.

He is a Trustee of Public Color, a Trustee of NY Services for the Handicapped, a member of the board of trustees and executive committee of Seeds of Peace and a member of the Print and Rare Book Acquisition Committee of the Museum of Modern Art. Mr. Mercy is a graduate of Lehigh University and served as a First Lieutenant in the U.S. Army.

Charles J. Santos-Buch, Director.

        Mr. Santos-Buch has served as a director since August 2000. Mr. Santos-Buch is a founding member of UBS Capital Americas, LLC, a private investment fund. Prior to the formation of UBS Capital Americas, LLC in 1999, Mr. Santos-Buch was a member of UBS Capital, LLC since 1996. Prior to joining UBS Capital LLC, Mr. Santos-Buch was a managing director at PaineWebber Incorporated, where he founded and ran the Financial Buyer Coverage Group. Prior to PaineWebber, Mr. Santos-Buch was a principal, co-founder and co-manager of the Leverage Finance Group at Alex. Brown & Company Incorporated. He began his career at Kidder, Peabody & Co., Incorporated, where he was a founding member of the High Yield Corporate Finance Group. Mr. Santos-Buch graduated from Harvard University and earned an M.B.A. from the Wharton School of Business of the University of Pennsylvania.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

        ARC has a standing audit committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. The audit committee helps the Board of Directors ensure the integrity of our financial statements, the qualifications and independence of our independent auditor, and the performance of our internal audit function and independent auditor. In furtherance thereof, the audit committee assists in the establishment and maintenance of our internal audit controls, selects, meets with and assists the independent auditor, oversees each annual audit and quarterly review, and prepares the report that federal securities laws require be included in our annual proxy statement. Mr. Green has been designated as chairman and Messrs. Greene and Hack have been appointed as members of the audit committee. All of the members of the audit committee are independent under the NYSE's listing standards. The board has determined that Mr. Green qualifies as an "audit committee financial expert" as defined by the rules of the SEC.

DIRECTOR NOMINATION PROCEDURES

        There have been no material changes made to the procedures by which security holders may recommend nominees to the Company's board of directors since the last annual meeting of stockholders.

EXECUTIVE OFFICERS

        Our executive officers are appointed annually by our board and serve at the discretion of our board. Set forth below is information regarding our current executive officers:

Name	Position	Age
Scott D. Jackson(1)	Chairman of the Board and Chief Executive Officer	49
John G. Sprengle(1)	Vice Chairman	47
Lawrence E. Kreider	Executive Vice President, Chief Financial Officer and Chief Information Officer	58
Scott L. Gesell	Executive Vice President and General Counsel	46

(1)
Biographical information is provided above under "Board of Directors."

Lawrence E. Kreider, Executive Vice President, Chief Financial Officer and Chief Information Officer.

        Mr. Kreider joined our company in 2001 as an Executive Vice President, also serving as Chief Financial Officer from 2001 to 2003 and from November 1, 2004 to present, as well as Chief Information Officer since 2002 and Chief Accounting Officer since 2004. During this time he has also served as Executive Vice President Finance. Mr. Kreider has direct responsibility for all financial and information technology activities of the Company and also participates in strategic planning activities. Prior to joining us in 2001, Mr. Kreider was Senior Vice President of Finance for Warnaco Group Inc. and President of Warnaco Europe. Prior thereto, Mr. Kreider served in several senior finance positions, including Senior Vice President, Controller and Chief Accounting Officer, with Revlon, Inc. and MacAndrews & Forbes Holdings from 1986 to 1999. Prior thereto, he served in senior finance positions with Zale Corporation, Johnson Matthew Jewelry Corporation and Refinement International Company. Mr. Kreider began his career with Coopers & Lybrand. Mr. Kreider holds an M.B.A. from Stanford Graduate School of Business and a B.A. from Yale University.

Scott L. Gesell, Executive Vice President and General Counsel.

        Mr. Gesell has served as a Vice President and as the General Counsel and Secretary for each of the ARC entities since he joined our company. Mr. Gesell directs all legal matters for us, including overseeing outside counsel, acquisition activities, legal matters related to our operating businesses and other corporate related activities. Prior to joining us in 1996, Mr. Gesell served as General Counsel, and in his final position as a Senior Vice President/Director of Legal Operations, overseeing all of the bank's day-to-day legal operations for First Gibraltar Bank/First Madison Bank/First Nationwide Bank. While with the First Gibraltar, First Madison and First Nationwide Bank, he was significantly involved in mergers, acquisitions and divestitures, as well as corporate and regulatory matters. Prior thereto, he served in various legal capacities with the Federal Home Loan Bank of Dallas and was in private practice with the law firm of Andrews, Davis, Legg, Bixler, Milsten & Price in Oklahoma City. Mr. Gesell holds a B.A. and J.D. from the University of Nebraska at Lincoln. He is a member of the Colorado, Oklahoma and Texas bars.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 5% of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and the New York Stock Exchange. Such persons are now required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such reports furnished to us, we believe that during 2004 our officers, directors and greater than 5% beneficial owners complied with all applicable filing requirements, except that between the dates of August 25, 2004 and September 15, 2004, 620,000 shares of our common stock deemed to be beneficially owned by Mr. Hack were sold by others in 14 transactions consisting of open market or private sale(s) of non-derivative or derivative securities and a Form 4 reporting these transactions was not filed until November 23, 2004.

CODE OF ETHICS

        We have adopted a senior officer code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. We have also adopted a code of business conduct and ethics applicable to all employees, officers and directors. Both codes are available on our website at www.aboutarc.com under the heading "Investor Relations—Governance—Corporate Governance Documents." Copies may also be obtained upon request from the Company's Corporate Secretary at our corporate headquarters. Amendments to, and waivers from, the senior officer code of ethics will be disclosed at the same website address provided above and in such filings as may be required pursuant to applicable law or listing standards.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation received by our Chief Executive Officer and our other executive officers who were either serving in such capacities on December 31, 2004 or during fiscal 2004 and are reportable pursuant to applicable SEC regulations, with respect to our 2004 and 2003 fiscal years. Such executive officers are referred to herein collectively as the "named executive officers."

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Restricted Stock Awards ($)*	All Other Compensation ($)•
Scott D. Jackson Chairman of the Board and Chief Executive Officer	2004 2003	$ $	500,000 500,000		$215,000 —	$6,127,500 —	$ $	3,784 2,514
John G. Sprengle Vice Chairman	2004 2003	$ $	375,000 375,000		$146,000 —	$1,567,500 —	$ $	3,784 1,889
George W. McGeeney President and Chief Operating Officer+	2004 2003	$ $	320,192 340,485	$ $	147,000 142,290	$712,500 —	$ $	123,784 1,716	+
Lawrence E. Kreider Executive Vice President, Chief Financial Officer and Chief Information Officer	2004 2003	$ $	306,923 375,000		$120,000 —	$95,000 —	$ $	3,784 1,889
Scott L. Gesell Executive Vice President and General Counsel	2004 2003	$ $	250,000 250,000		$100,000 —	$190,000 —	$ $	3,784 1,264

*
Denotes the fair market value of vested shares of restricted common stock at $19 per share, determined pursuant to applicable SEC proxy rules, issued under the Company's 2003 equity incentive plan in conjunction with its IPO. The number of vested shares issued to named executive officers during fiscal 2004 is as follows: Scott D. Jackson—322,500; John G. Sprengle—82,500; George W. McGeeney—37,500; Lawrence E. Kreider—5,000; and Scott L. Gesell—10,000.

•
Includes costs for company-paid medical, life insurance and long-term disability coverage.

+
Mr. McGeeney left ARC on November 1, 2004. Other compensation includes $120,000 in severance benefits paid in 2004.

OPTIONS AND RESTRICTED STOCK GRANTS IN LAST FISCAL YEAR

        In connection with our IPO, we granted a total of 95,000 shares of restricted common stock that vest over five years to Messrs. McGeeney, Gesell, Kreider and two of our former officers. As of April 15, 2005, 3,000 of these restricted common stock shares have vested and 12,000 shares remain unvested. Other than as specified above, there have been no further grants of options or shares of restricted common stock.

COMPENSATION OF DIRECTORS

        Members of our board of directors who are employees of our company or affiliated with any of our significant institutional stockholders will not receive any compensation for their service on the board. All other members of our board of directors will receive compensation of $30,000 annually, half of which will be paid in cash and half of which will be paid in shares of our common stock, which shares will be issued under our 2003 equity incentive plan. The directors will not receive any additional fees for board or committee meetings. Each member of our board will be reimbursed for out-of-pocket expenses associated with service on our behalf and associated with attendance at or participation in board meetings or committee meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Employment Agreements.

        We have entered into employment agreements with Messrs. Jackson and Sprengle. We had also entered into an employment agreement with George W. McGeeney, who left ARC in November 2004, at which time his employment agreement was terminated. The employment agreements provide for Mr. Jackson to serve as our Chief Executive Officer and Mr. Sprengle to serve as our Vice Chairman. These employment agreements require the executives to devote substantially all of their business attention and time to our affairs, with certain specified exceptions with respect to Mr. Jackson.

        The employment agreements each have a term of three years, with automatic one-year renewals having commenced on February 18, 2005, unless either party provides at least 60 days' notice of non-renewal.

        The employment agreements provide for:

  •
  an annual base salary of $500,000 for Mr. Jackson and $375,000 for Mr. Sprengle, subject to increase by our board of directors in its sole discretion;

  •
  eligibility for annual cash performance bonuses under our management incentive plan, conditional upon and subject to the satisfaction of performance goals established in accordance with the terms of such plan, with no minimum bonus amount guaranteed;

  •
  eligibility for participation in our 2003 equity incentive plan; and

  •
  participation in all of the employee compensation, welfare and benefit plans and arrangements made available by us to our similarly situated executives.

        Mr. Jackson's employment agreement provides that, if his employment is terminated by us without "cause" (which is defined as the willful and continued failure to substantially perform his duties which has not been cured within 30 days after notice is delivered to him; the willful engagement in conduct which is demonstrably and materially injurious to us; or his having been convicted of or having pled guilty or no contest to a felony) or by Mr. Jackson for "good reason" (which is defined as a material breach by us of our obligations under the employment agreement; any termination of Mr. Jackson's employment with us not made in accordance with the terms of the employment agreement; or a substantial reduction in Mr. Jackson's base salary or his opportunity to participate in the aggregate in our incentive compensation or other employee welfare and benefit plans) regardless of whether a change in control has occurred, Mr. Jackson will be entitled to the following severance payments and benefits:

  •
  payment equal to two times the sum of Mr. Jackson's then-current annual base salary plus his average cash bonus payment for the last three years following December 31, 2003, with the amount paid out over two years;

  •
  his prorated target annual bonus for the year in which the termination occurs; and

  •
  medical and other benefits for the two-year period immediately following termination of his employment, subject to reduction to the extent that comparable benefits are made available by a subsequent employer.

        Mr. Jackson's employment agreement also provides for payment of the same severance payment and benefits in the event of his death or "disability" (as defined in the employment agreement), except that in the case of Mr. Jackson's death, benefit continuation will be for a period of one year rather than two years, and in the case of Mr. Jackson's death or disability, all equity incentive awards then held by Mr. Jackson will become fully vested, to the extent not then vested.

        Mr. Sprengle's employment agreement provides that, if his employment is terminated by us without "cause" (which is defined as the willful and continued failure to substantially perform his duties which has not been cured within 30 days after notice is delivered to him; the willful engagement in conduct which is demonstrably and materially injurious to us; or his having been convicted of or having pled guilty or no contest to a felony) or by Mr. Sprengle for "good reason" (which is defined as any termination of Mr. Sprengle's employment with us not made in accordance with the terms of the employment agreement or a substantial reduction in Mr. Sprengle's salary, incentive compensation plans and other benefits in the aggregate), prior to a "change in control" (which means, in general, (i) the acquisition of 50% of the Company's voting securities by any "person"; (ii) a change in the majority membership of the Company's board of directors; (iii) the consummation of a merger or consolidation of the Company with another corporation or (iv) the Company's stockholders approve a plan of complete liquidation or dissolution of the Company), Mr. Sprengle will be entitled to the following severance benefits:

  •
  payment of his then-current annual base salary for a period of two years; and

  •
  continuation of medical and other benefits for the two-year period immediately following termination of his employment, subject to reduction to the extent that comparable benefits are made available by a subsequent employer.

        Mr. Sprengle's employment agreement provides that if his employment is terminated by us without cause or by him for good reason following a change in control, he will be entitled to the following severance benefits:

  •
  payment equal to two times the sum of Mr. Sprengle's then-current annual base salary plus his average cash bonus payment for the last three years following December 31, 2003, with the amount paid out over two years;

  •
  his prorated target annual bonus for the year in which the termination occurs; and

  •
  medical and other benefits for the two-year period immediately following termination of his employment, subject to reduction to the extent that comparable benefits are made available by a subsequent employer.

        Pursuant to his employment agreement, in the event of death or disability, Mr. Sprengle will be entitled to receive the same severance payments and benefits as described immediately above, except that in the case of his death, benefit continuation will be for a period of one year rather than two years, and in the case of his death or disability, all equity incentive awards then held by him will become fully vested, to the extent not then vested.

        Each of the employment agreements requires us to make an additional tax gross-up payment to the executive if any amounts paid or payable to the executive pursuant to his employment agreement or otherwise in connection with a change in control would be subject to the excise tax imposed on certain so-called "excess parachute payments" under Section 4999 of the Internal Revenue Code of 1986, as amended, or the Code.

        Each of the employment agreements contains confidentiality provisions which apply indefinitely, non-competition covenants which apply during the employment period and for a two-year period thereafter and non-solicitation provisions which apply during the employment period and for a two-year period thereafter, unless termination follows a change in control.

        Mr. Jackson's employment agreement also contains an exception to his non-competition covenant to permit him to devote time to the management and operation of Global Mobile Limited Liability Company and JJ&T Enterprises, Inc. consistent with past practice. In addition, Mr. Jackson's agreement prohibits him from directly or indirectly acquiring any manufactured home communities and also provides us with a right of first refusal, for so long as he serves as our Chairman or Chief Executive Officer, in connection with any proposed sale by Mr. Jackson of any or all communities he owns directly or indirectly. Pursuant to this right, we may acquire such community or communities at 95% of their fair market value.

Severance Agreements.

        We have entered into severance agreements, which became effective on February 18, 2004, with each of Messrs. Gesell and Kreider. Both of the severance agreements have a term of three years, with automatic one-year renewals commencing on the first anniversary of the severance agreements, unless either party to the respective agreement provides at least 60 days' notice of non-renewal. The severance agreements provide that if, prior to a change in control, the executive's employment is terminated by us other than for "cause" (as defined in the severance agreements) or by the executive for any reason, the executive will be entitled to receive continued payment of his then-current base salary, paid in accordance with our ordinary payroll schedule, for the one-year period immediately following termination of employment.

        The severance agreements also provide that if, following a change in control, the executive's employment is terminated by us without cause or by the executive for "good reason" (which is defined as a substantial reduction in the executive's salary, incentive compensation plans and other benefits, in the aggregate), the executive will be entitled to the following severance payments and benefits:

  •
  payment equal to the sum of the executive's then-current annual base salary plus average cash bonus over the last three years following our initial public offering in February 2004, with the amount paid out over one year;

  •
  the executive's prorated target annual bonus for the year in which the termination occurs; and

  •
  the opportunity to elect continued coverage under the Company's group health plans in accordance with Section 4980B of the Code for the two-year period immediately following termination of employment, subject to reduction to the extent that the executive receives comparable benefits from a subsequent employer.

        If at any time during the term of the severance agreement, the executive's employment is terminated because of his death or "disability" (as defined in the severance agreements), the executive will be entitled to receive continued payment of his then-current base salary, paid in accordance with our ordinary payroll schedule, for the one-year period immediately following termination of employment. In addition, all equity awards previously granted to the executive will become immediately vested and/or exercisable.

        The severance agreements also contain confidentiality provisions which apply indefinitely, and non-competition and non-solicitation provisions which apply during the employment period and for a one-year period thereafter. Each of the severance agreements requires us to make an additional tax gross-up payment to the executive if any amounts paid or payable to the executive pursuant to his severance agreement or otherwise in connection with a change in control would be subject to the excise tax imposed on certain so-called "excess parachute payments" under Section 4999 of the Code.

  Management Incentive Plan.

        We have adopted the management incentive plan, which provides for cash bonus awards to those key employees of our company and its subsidiaries selected by our compensation committee for participation in the plan. A participant may receive a cash bonus under the management incentive plan based upon the attainment, during each performance period, of performance objectives which are established by our compensation committee. These performance objectives may be based on one or more of the following criteria, determined in accordance with generally accepted accounting principles, where applicable:

  •
  total stockholder return;

  •
  earnings per share (which may include the manner in which such earnings goals were met);

  •
  net income (before or after taxes);

  •
  earnings before interest, taxes, depreciation and amortization;

  •
  revenues;

  •
  return on assets;

  •
  market share;

  •
  cost reduction goals;

  •
  funds from operations; or

  •
  any combination of, or a specified increase in, any of the foregoing.

        Performance objectives may be applied to one or more of our company, any of our subsidiaries or affiliates, or any of our divisions or strategic business units, and may be applied to performance relative to a market index or a group of other companies. The compensation committee will have the authority to make adjustments to the performance objectives in recognition of unusual or non-recurring events. The performance goals may include a threshold level of performance below which no compensation will be earned, levels of performance at which specified compensation will be earned, and a maximum level of performance beyond which no additional compensation will be earned.

        The amount of each participant's bonus will be based upon a bonus formula determined by our compensation committee, in its sole discretion, that ties such bonus to the attainment of the applicable performance goals, and will, unless otherwise determined by our compensation committee, range from 75% to 125% of certain specified target amounts. Under the management incentive plan, none of our executive officers may receive a bonus payment for any performance period that exceeds 125% of his base salary. Except as otherwise provided in a participant's employment or other individual agreement, the payment of a cash bonus to a participant for a performance period will be conditioned upon the participant's continued employment on the last day of the performance period. However, in the event of a change in control (as defined in the management incentive plan) the performance period then in effect will be deemed to have been completed, the maximum level of performance will be deemed to have been achieved, and all participants will receive payment within ten business days after the change in control, regardless of whether the individual is then employed by us or any of our affiliates. We may amend, suspend or terminate the management incentive plan at any time, provided that no amendment of the plan may adversely affect an award granted prior to the amendment without the participant's consent.

2003 Equity Incentive Plan.

        On December 23, 2003 we adopted the 2003 equity incentive plan, which provides for the grant of equity-based incentives, including restricted shares of our common stock, stock options, grants of shares and other equity-based awards, to our directors, officers and other employees and those of our subsidiaries selected by our compensation committee for participation in the plan. Up to 1,992,387 shares will be available for grants pursuant to this plan, of which 625,000 shares were granted on

February 18, 2004, 80,000 of which were subsequently forfeited during 2004 pursuant to the terms of their issuance and returned to the plan. No participant in our 2003 equity incentive plan may be granted awards in any fiscal year covering more than 500,000 shares of our common stock.

        The 2003 equity incentive plan is administered by our compensation committee, which has discretion, among other things, to determine the persons to whom awards will be granted, the number of shares of our common stock to be subject to awards and the other terms and conditions of the awards, including whether the vesting and/or exercisability of the award will be subject to the attainment of one or more performance goals. These performance goals may be based on one or more of the following criteria, determined in accordance with generally accepted accounting principles, where applicable:

  •
  total stockholder return;

  •
  earnings per share (which may include the manner in which such earnings goals were met);

  •
  net income (before or after taxes);

  •
  earnings before interest, taxes, depreciation and amortization;

  •
  revenues;

  •
  return on assets;

  •
  market share;

  •
  cost reduction goals;

  •
  funds from operations; or

  •
  any combination of, or a specified increase in, any of the foregoing.

        Performance objectives may be applied to one or more of our company, any of our subsidiaries or affiliates, or any of our divisions or strategic business units, or may be applied to performance relative to a market index or a group of other companies. The compensation committee will have the authority to make adjustments to the performance objectives in recognition of unusual or non-recurring events. The 2003 equity incentive plan provides that in no event will the compensation committee be authorized to reprice stock options, or to lower the base or exercise price of any other award granted under the plan, without obtaining the approval of our stockholders.

        Stock options granted under the 2003 equity incentive plan may be either "incentive stock options" within the meanings of Section 422 of the Code, or nonqualified stock options. Holders of restricted stock will generally be entitled to vote and receive dividends on their restricted shares, but our compensation committee may determine in its discretion that dividends paid while the shares are subject to restrictions may be reinvested in additional shares of restricted stock. Except as otherwise permitted by our compensation committee, awards granted under the 2003 equity incentive plan will be transferable only by will or through the laws of descent and distribution, and each stock option will be exercisable during the participant's lifetime only by the participant. We intend that the portion of director fees to be paid to our outside directors that is to be paid in shares of stock will be paid through this plan.

        In the event of a change in control of our company (as defined in the 2003 equity incentive plan), all awards then outstanding under the 2003 equity incentive plan will become vested and/or exercisable, and any performance goals imposed with respect to then-outstanding awards will be deemed to be fully achieved.

        Directors Clayton, Green and Mercy each received 563, 257 and 299 shares under the 2003 equity incentive plan on November 5, 2004, January 7, 2005 and April 8, 2005, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During fiscal year 2004, Messrs. Mercy and Santos-Buch and former directors Thomas M. Hagerty (Chairman) and Todd M. Abbrecht served on the compensation committee. There are, and during fiscal year 2004 were, no compensation committee interlocks or participation on the compensation committee by any of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table shows, as of April 15, 2005, how many shares of our voting securities are owned by:

  •
  each person who, to our knowledge, is a beneficial owner of more than five percent (5%) of the outstanding shares of our voting securities;

  •
  each director and each nominee for director;

  •
  each of the named executive officers; and

  •
  all of our directors and executive officers as a group.

        This table is based upon information supplied by officers, directors and Schedules 13D and 13G and amendments thereto filed with the SEC. Except as otherwise indicated in the footnotes to this table, the stockholders and their percentage of ownership have been determined as of April 15, 2005 based upon the number of outstanding shares of our common stock on that date. Except as otherwise indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

	Shares Beneficially Owned
Name and Address(1)
	Number	Percentage(2)
5% Stockholders:
Cohen & Steers, Inc.(3) 757 Third Avenue New York, NY 10017	5,632,455	13.8
Gerald J. Ford(4) Attn: Michael M. Boone Haynes and Boone, LLP 901 Maine Street, Suite 3100 Dallas, Texas 75202	3,900,900	9.5
Capital ARC Holdings, LLC(5) 299 Park Avenue New York, NY 10171	2,918,270	7.1
Barclays Global Investors, N.A.(6) 45 Fremont Street San Francisco, CA 94105	2,454,865	6.0
Third Avenue Management LLC(7) 622 Third Avenue, 32nd Floor New York, N.Y. 10017	2,156,200	5.3
Named Executive Officers and Directors:
Scott D. Jackson(11)(13)	771,072	1.9
James L. Clayton	1,119	*
J. Markham Greene(8)	128,119	*
Michael Greene(5)	2,918,270	7.1
Randall A. Hack(9)	578,945	1.4
Eugene Mercy, Jr.(10)	382,330	*
Charles Santos-Buch(5)	2,918,270	7.1
John G. Sprengle(11)(12)	258,407	*
Scott L. Gesell(11)(14)	69,308	*
Lawrence E. Kreider(15)	10,000	*
All directors and executive officers as a group (10 persons)	5,117,570	12.5

*
Less than one percent.

(1)
Except as otherwise indicated in the footnotes below, the address for each executive officer is 600 Grant Street, Suite 900, Denver, CO 80203.

(2)
Calculations based on 40,875,729 shares of our common stock outstanding as of April 15, 2005. In addition, amounts for each stockholder assume the issuance of all shares issuable upon exercise of outstanding warrants and all shares issuable upon redemption of outstanding OP units, in each case, held by the stockholder, and amounts for all directors and executive officers as a group assume the issuance of all shares issuable upon exercise of outstanding warrants and all shares issuable upon redemption of outstanding OP units held by such directors and executive officers.

(3)
Represents 5,632,455 shares of common stock held by Cohen & Steers, Inc. and its affiliated entities ("Cohen & Steers"), as derived solely from information reported in a Schedule 13G/A under the Exchange Act filed by Cohen & Steers with the SEC on March 18, 2005. Such Schedule 13G indicates that Cohen & Steers has sole voting power over 5,319,455 of the shares and sole dispositive power over all of the shares which it owns. Information is based upon the assumption that Cohen & Steers holds 5,632,455 shares of common stock as of April 15, 2005.

(4)
Represents 3,900,900 shares of common stock held by Gerald J. Ford, as derived from the information reported in a Schedule 13D/A under the Exchange Act filed by Mr. Ford with the SEC on April 6, 2005. Such Schedule 13D/A indicates that Mr. Ford has sole voting power and sole dispositive power over all of the shares which he owns. Information is based on the assumption that Mr. Ford holds 3,900,900 shares of common stock as of April 15, 2005.

(5)
Represents 2,918,270 shares of common stock held by Capital ARC Holdings, LLC, which is an affiliate of UBS Capital Americas, LLC, as derived solely from the information reported in a Schedule 13G under the Exchange Act filed by Capital ARC Holdings, LLC with the SEC on February 14, 2005. Such Schedule 13G indicates that Capital ARC Holdings, LLC has shared voting power and shared dispositive power over all of the shares which it owns. Information is based on the assumption that Capital ARC Holdings, LLC holds 2,918,270 shares of common stock as of April 15, 2005. Except to the extent of a pecuniary interest therein, each of Mr. Greene and Mr. Santos-Buch disclaims beneficial ownership of the shares beneficially owned by Capital ARC Holdings, LLC. Each of Mr. Greene and Mr. Santos-Buch may be deemed to share voting and investment power with other investors with respect to the shares beneficially owned by Capital ARC Holdings, LLC.

(6)
Represents 2,454,865 shares of common stock held by Barclays Global Investors, N.A. and its affiliated entities ("Barclays"), as derived solely from information reported in a Schedule 13G under the Exchange Act filed by Barclays with the SEC on February 14, 2005. Such Schedule 13G indicates that Barclays has sole voting power over 2,313,228 of the shares and sole dispositive power over all of the shares which it owns. Information is based on the assumption that Barclays holds 2,454,865 shares of common stock as of April 15, 2005.

(7)
Represents 2,156,200 shares of common stock held by Third Avenue Management LLC ("Third Avenue"), as derived solely from information reported in a Schedule 13G filing under the Exchange Act filed by Third Avenue on April 22, 2005. The percentage of shares beneficially owned is calculated based upon the number of the Company's shares outstanding as of April 15, 2005.

(8)
Shares beneficially owned consist of 34,871 paired equity units exchangeable for cash or, at our election, an aggregate of 34,871 shares of our common stock and 93,248 shares of our common stock.

(9)
Represents 575,368 shares beneficially held that are directly owned by Nassau Capital Partners II L.P. and 3,577 shares directly owned by NAS Partners I L.L.C. Except to the extent of a pecuniary interest therein, Mr. Hack disclaims beneficial ownership of the shares beneficially owned in the aggregate by such related entities. Mr. Hack may be deemed to share voting and investment power with other investors with respect to the shares beneficially owned by such related entities.

(10)
Shares beneficially owned consist of 128,059 paired equity units exchangeable for cash or, at our election, an aggregate of 128,059 shares of our common stock and 202,840 shares of our common stock. In addition, the Mercy 1995 Family Trust, for which Mr. Mercy is a trustee, owns an additional 2,047 shares of common stock, and the Mercy Foundation, of which Mr. Mercy is a trustee, owns 26,202 paired equity units exchangeable for cash or, at our election, an aggregate of 26,202 shares of our common stock. This beneficial ownership also includes 23,182 paired equity units exchangeable for cash or, at our election, an aggregate of 23,182 shares of our common stock held by his wife, Susan Mercy, for which he disclaims any beneficial ownership. Shares beneficially owned excludes 1,500 shares of our common stock owned by Andrew Mercy.

(11)
Each of Messrs. Jackson, Sprengle and Gesell has warrants for the purchase of 7.89 shares of our common stock, at an exercise price of $18.378 per share, with an expiration date of July 23, 2010.

(12)
Includes 7.89 shares of common stock issuable upon exercise of warrants to purchase shares of our common stock, at an exercise price of $18.378 per share, with an expiration date of July 23, 2010, which are held by his wife, Karen Sprengle, and for which he disclaims any beneficial ownership.

(13)
Shares beneficially owned includes 18,640 shares of our common stock owned by Mr. Jackson's children.

(14)
Shares owned includes 22,000 shares of our common stock, 8,000 of which are subject to restrictions and vest ratably over four years and 7.89 shares of common stock issuable upon exercise of warrants to purchase shares of our common stock, at an exercise price of $18.378 per share, with an expiration date of July 23, 2010, which are held by his wife, Betty Gesell, and for which he disclaims any beneficial ownership.

(15)
Shares owned includes 10,000 shares of our common stock, 4,000 of which are subject to restrictions and vest ratably over four years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GLOBAL E PORTFOLIO

        Our Chairman and Chief Executive Officer, Scott D. Jackson, is the sole stockholder of JJ&T, and together with JJ&T is the 99% owner of Global Mobile. Global Mobile and JJ&T own 100% of the membership interests of Global E, which owns six manufactured home communities with 554 total homesites located in Wyoming. One of our subsidiaries is a party to a property management agreement with Global E pursuant to which the subsidiary manages all of the communities owned by Global E in consideration for a management fee equal to 3% of gross revenues. This subsidiary also is a party to an accounting services agreement with Global E whereby it provides accounting services for Global Mobile in exchange for a fee of $800 per month. For the years ended December 31, 2004 and December 31, 2003 our management services subsidiary received $132,000 and $96,000, respectively, pursuant to these agreements. Neither the property management agreement nor the accounting services agreement can be amended without our consent. Mr. Jackson has agreed that he may not terminate either the property management agreement or the accounting services agreement for so long as he is serving as our Chairman or our Chief Executive Officer. We may terminate either of these agreements upon 30 days prior written notice. The right of first refusal granted to us pursuant to his employment agreement would apply to the disposition of any communities currently owned by Global E.

        In addition, beginning April 1, 2005, we entered into a written lease agreement with JJ & T for a homesite for our Cheyenne, Wyoming city manager's office for a monthly rental fee of $230. We have placed a manufactured home we own on the homesite. In the event that the lease is terminated or the property management agreement discussed above is terminated, then JJ & T is obligated to buy the home from us at our cost for the purchase and set up of the home.

LEASE BY WINDSTAR AVIATION CORP.

        Global Mobile also has an airplane hangar located at Centennial Airport, Englewood, Colorado. Windstar Aviation Corp., a wholly owned subsidiary of our operating partnership, owns airplanes that we use in connection with our operations and leases office and airplane hangar space from Global Mobile at Centennial Airport in Englewood, Colorado. The leases were entered into in June 1999, with a 60-month primary term and a renewal option for an additional 60-month term. Lease payments total $4,400 per month during the initial term, and an adjustment tied to the consumer price index is provided for the renewal term.

AFFILIATE ACCOUNTS RECEIVABLE

        At December 31, 2004 companies owned and controlled by Mr. Jackson owed our management subsidiary approximately $68,000 in accounts receivable, primarily related to rental homes acquired and property management services performed on behalf of these companies. Pursuant to the terms of the property management agreements between these companies and our management subsidiary, monthly fees for property management services are paid by these companies in the month following incurrence of the fees. At March 31, 2005 these companies owed our management subsidiary approximately $9,000.

DIRECTORS HOLDING OP UNITS

        Two of our directors, Eugene Mercy, Jr. and J. Markham Green, hold OP units through which each of Mr. Mercy and Mr. Green has deferred gains associated with certain properties we own. Any decision by our board of directors to dispose of one or more of these properties in which Mr. Mercy or Mr. Green has an interest could have tax consequences for Mr. Mercy or Mr. Green, as the case may be.

        In connection with any such decision, our board of directors will determine whether either of Messrs. Green or Mercy has a material financial interest in the transaction that is different from the interests of stockholders generally, and if either Mr. Mercy or Mr. Green has such an interest, then such director will abstain from the vote of our board with respect to such proposed transaction.

CLAYTON HOMES

        During 2004, we purchased manufactured homes, related materials, supplies and services from Clayton Homes, Inc. for an aggregate purchase price of approximately $4.7 million. During 2004 we also paid servicing fees to Vanderbilt Mortgage and Finance, Inc. ("VMF"), a wholly-owned subsidiary of Clayton Homes, in the aggregate amount of approximately $1.6 million. We expect to continue to pay loan servicing fees to and purchase repossessed manufactured homes from VMF. Prior to August 2003 and before joining our board, Mr. Clayton and members of his immediate family held a greater than 10% equity interest in Clayton Homes and Mr. Clayton served as its Chairman. In August 2003, Berkshire Hathaway Inc. acquired all of the outstanding common stock of Clayton Homes. Immediately following that transaction, Mr. Clayton's ownership interest in, and role as a director of, Clayton Homes terminated. Mr. Clayton joined our board of directors in February 2004 immediately following the completion of our initial public offering. Mr. Clayton's son currently acts as the chief executive officer of Clayton Homes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT AUDITOR'S FEES

  FISCAL YEARS 2004 & 2003

        For the fiscal years ended December 31, 2004 and December 31, 2003, the total fees paid to our independent auditor, PricewaterhouseCoopers LLP, were as follows:

	2004	2003
Audit Fees	$635,000	$1,174,000	(1)
Audit-Related Fees	$60,000	$52,000
Tax Fees	—	—
All other Fees	$2,400	—

Total	$697,400	$1,226,000

(1)
Includes fees related to our IPO of $784,000.

  Audit Fees

        The fees billed for the audit of the Company's consolidated financial statements for the years ended December 31, 2004 and 2003, for the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q and for other attest services primarily related to comfort letters and consents associated with SEC registration statements and aggregated $635,000 and $1,174,000, respectively.

  Audit-Related Fees

        The aggregate fees billed for audit-related services for the years ended December 31, 2004 and 2003 were $60,000 and $52,000 respectively. These fees for 2004 primarily related to reviews associated with our IPO and Hometown acquisition for our first quarter Form 10-Q totaling $55,000, as well as agreed upon procedures of the Merrill Lynch receivables line of credit with associated fees of $5,000. These fees for 2003 related to Rule 3-14 audits associated with our Hometown acquisition.

  All Other Fees

        The aggregate fees for other services for the year ended December 31, 2004 were $2,400. The fees related to subscriptions for accounting references(s) and financial statement disclosure checklist tools. No such fees were incurred in fiscal year 2003.

AUDIT COMMITTEE PRE-APPROVAL POLICY

        In accordance with applicable laws and regulations, the audit committee reviews and pre-approves any non-audit services to be performed by PricewaterhouseCoopers LLP to ensure that the work does not compromise their independence in performing their audit services. The audit committee also reviews and pre-approves all audit services. In some cases, pre-approval is provided by the full committee for up to a year, and relates to a particular category or group of services and is subject to a specific budget. In other cases, the chairman of the audit committee has the delegated authority from the committee to pre-approve additional services, and such pre-approvals are then communicated to the full audit committee.

        The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by PricewaterhouseCoopers LLP during 2004 under such provision.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed herewith as part of this Form 10-K/A.

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

APRIL 29, 2005

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ SCOTT D. JACKSON Scott D. Jackson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 29, 2005
/s/ JOHN G. SPRENGLE John G. Sprengle	Vice Chairman	April 29, 2005
/s/ JAMES L. CLAYTON James L. Clayton	Director	April 29, 2005
/s/ J. MARKHAM GREEN J. Markham Green	Director	April 29, 2005
/s/ MICHAEL GREENE Michael Greene	Director	April 29, 2005
/s/ RANDALL A. HACK Randall A. Hack	Director	April 29, 2005
/s/ EUGENE MERCY, JR. Eugene Mercy, Jr.	Director	April 29, 2005
/s/ CHARLES J. SANTOS BUCH Charles J. Santos-Buch	Director	April 29, 2005
/s/ LAWRENCE E. KREIDER Lawrence E. Kreider	Chief Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)	April 29, 2005

Exhibit Index

Number	Exhibit Title
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.