Form 10-Q
period 2005-03-31
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2005-05-13
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31987

Affordable Residential Communities Inc.

(Exact name of Registrant as specified in its charter)

MARYLAND	84-1477939
(State of incorporation)	(I.R.S. employer identification no.)

600 Grant Street, Suite 900	80203
Denver, Colorado	(Zip code)
(Address of principal executive offices)

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

                The number of shares of the Registrant’s common stock outstanding at May 9, 2005 was 40,955,729 shares.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

INDEX

Item	Description

PART I — FINANCIAL INFORMATION

1.	Consolidated Financial Statements
Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 (unaudited)
Consolidated Statements of Operations for the Three Months ended March 31, 2005 and 2004 (unaudited)
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2005 and 2004 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Quantitative and Qualitative Disclosures About Market Risk

4.	Controls and Procedures

PART II — OTHER INFORMATION

6.	Exhibits

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2005	2004
Assets
Rental and other property, net	$1,555,529	$1,532,780
Assets held for sale	7,952	54,123
Cash and cash equivalents	47,251	39,802
Tenant notes and other receivables, net	19,003	18,799
Inventory	4,696	11,230
Loan origination costs, net	13,913	14,403
Loan reserves	31,756	31,019
Goodwill	85,264	85,264
Lease intangibles and customer relationships, net	17,432	19,106
Prepaid expenses and other assets	8,489	6,476
Total assets	$1,791,285	$1,813,002
Liabilities and Stockholders' Equity
Notes payable	$1,037,433	$1,001,622
Liabilities related to assets held for sale	5,290	29,516
Accounts payable and accrued expenses	33,145	37,877
Dividends payable	15,601	15,505
Tenant deposits and other liabilities	14,088	12,776
Total liabilities	1,105,557	1,097,296

Minority interest	54,918	56,659

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 40,875,729 and 40,874,061 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	409	409
Additional paid-in capital	790,610	790,528
Unearned compensation	(221)	(235)
Accumulated other comprehensive income	1,519	1,208
Retained deficit	(280,615)	(251,971)
Total stockholders' equity	630,810	659,047
Total liabilities and stockholders' equity	$1,791,285	$1,813,002

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue
Rental income	$50,858	$38,336
Sales of manufactured homes	7,990	703
Utility and other income	5,646	3,896
Net consumer finance interest income	106	—
Total revenue	64,600	42,935
Expenses
Property operations	20,194	12,608
Real estate taxes	4,291	3,310
Cost of manufactured homes sold	8,215	555
Retail home sales, finance and insurance	3,332	582
Property management	2,265	1,454
General and administrative	5,359	14,795
Initial public offering related costs	—	4,417
Early termination of debt	—	13,427
Depreciation and amortization	20,031	14,910
Interest expense	15,329	14,471
Total expenses	79,016	80,529
Interest income	(383)	(342)
Loss before allocation to minority interest	(14,033)	(37,252)
Minority interest	552	3,084
Loss from continuing operations	(13,481)	(34,168)
Income from discontinued operations	928	452
Loss on sale of discontinued operations	(730)	—
Minority interest in discontinued operations	(11)	(21)
Net loss	(13,294)	(33,737)
Preferred stock dividend	(2,578)	(1,232)
Net loss attributable to common stockholders	$(15,872)	$(34,969)

Loss per share from continuing operations
Basic loss per share	$(0.39)	$(1.21)
Diluted loss per share	$(0.39)	$(1.21)

Income per share from discontinued operations
Basic income per share	$0.00	$0.01
Diluted income per share	$0.00	$0.01

Loss per share attributable to common stockholders
Basic loss per share	$(0.39)	$(1.20)
Diluted loss per share	$(0.39)	$(1.20)

Weighted average share information
Common shares outstanding	40,876	29,233

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flow from operating activities
Net loss attributable to common stockholders	$(15,872)	$(34,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,031	14,910
Stock grant compensation expense	—	10,115
Preferred stock dividend declared	2,578	1,232
PPU distributions declared	393	—
Minority interest in net loss	(945)	(3,084)
Non-cash IPO related costs	—	1,259
Early termination of debt	—	7,100
Depreciation and minority interest included in income from discontinued operations	45	771
Loss on sale of discontinued operations	730	—
Changes in operating assets and liabilities, net of acquisitions	(363)	3,016
Net cash provided by operating activities	6,597	350

Cash flow from investing activities
Acquisition of Hometown communities	—	(499,689)
Acquisition of communities and manufactured homes	(11,681)	(25,401)
Proceeds from community sales	44,618	—
Community improvements and equipment purchases	(26,359)	(3,517)
Net cash provided by (used in) investing activities	6,578	(528,607)
Cash flow from financing activities
Cash flow from IPO
Common stock offering	—	437,790
Preferred stock offering	—	125,000
Common stock offering expenses	—	(36,813)
Preferred stock offering expenses	—	(5,593)
Cash flow from IPO related financing transactions
Debt issued in the financing transactions	—	500,000
Debt paid in the financing transactions	—	(439,048)
Payment of loan origination costs	—	(8,122)
Release of restricted cash	—	12,278
Release of loan reserves	—	19,089
New loan reserves	—	(14,247)
Proceeds from issuance of debt	63,658	5,000
Repayment of debt	(51,543)	(2,979)
Payment of common dividends and OP Units dividends	(13,521)	—
Payment of preferred dividends	(2,578)	—
Payment of partnership preferred distributions	(393)	—
Restricted cash	—	(44)
Loan reserves	—	(2,071)
Loan origination costs	(1,349)	(628)
Net cash (used in) provided by financing activities	(5,726)	589,612
Net increase in cash and cash equivalents	7,449	61,355
Cash and cash equivalents, beginning of period	39,802	26,631
Cash and cash equivalents, end of period	$47,251	$87,986

Non-cash financing and investing transactions:
Debt assumed in connection with acquisitions	$—	$81,395
Notes receivable acquired from community sales	$1,068	—

Supplemental cash flow information:
Cash paid for interest	$16,087	15,508

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.            Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

                Affordable Residential Communities Inc. (the “Company” or “ARC”) is a Maryland corporation organized as a fully integrated, self-administered and self-managed equity real estate investment trust (“REIT”) for U. S. Federal income tax purposes and is engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses including acting as agent in the sale of homeowners’ insurance and related products, all exclusively to residents and prospective residents of our communities. We were organized in July 1998 and operate primarily through Affordable Residential Communities LP (the “Operating Partnership” or “OP”) and its subsidiaries, of which we are the sole general partner and owned 94.4% as of March 31, 2005.

                On February 18, 2004, we completed an initial public offering (“IPO”) of approximately 22.3 million shares of our common stock at $19.00 per share (excluding approximately 2.3 million shares sold by selling stockholders) and 5.0 million shares of our preferred stock priced at $25.00 per share. The net proceeds to the Company from our IPO of common stock and preferred stock were $517.5 million before expenses. On March 17, 2004, we issued 791,592 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option generating net proceeds to the Company of $14.0 million. In conjunction with the IPO, we also completed a financing transaction consisting of $500.0 million of new mortgage debt and the repayment of certain existing indebtedness (see Note 2).

                Concurrent with our IPO and the financing transaction noted above, we acquired 90 manufactured home communities from Hometown America, L.L.C. (“Hometown”). The 90 acquired communities are located in 24 states and totaled 26,406 homesites. The total purchase price for these communities and related assets was approximately $615.3 million including assumed indebtedness with a fair value of $93.1 million.  See Note 2 for a discussion of the Company’s significant 2004 acquisitions.

                As of March 31, 2005, we owned and operated 315 communities (net of 2 communities classified as discontinued operations, see Note 10) consisting of 63,658 homesites (net of 425 homesites classified as discontinued operations) in 27 states with occupancy of 82.1%. Our five largest markets are Dallas-Fort Worth, Texas, with 11.4% of our total homesites; Atlanta, Georgia, with 7.8% of our total homesites; Salt Lake City, Utah, with 6.0% of our total homesites; the Front Range of Colorado, with 5.2% of our total homesites; and Kansas City-Lawrence-Topeka, with 3.8% of our total homesites. We also conduct a retail home sales business.

Our common stock is traded on the New York Stock Exchange under the symbol “ARC”. Our Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol “ARC-PA”. We have no public trading history prior to February 12, 2004.

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

The interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company, and all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying consolidated financial statements include all of our accounts, which include the results of operations of the manufactured home communities acquired only for the periods subsequent to the date of acquisition.  We have eliminated all significant intercompany balances and transactions.

Summary of Significant Accounting Policies

Rental and Other Property

Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are as follows:

Estimated Useful
Asset Class	Lives (Years)

Manufactured home communities and improvements	10 to 30
Buildings	10 to 20
Rental homes	3
Furniture and other equipment	5
Computer software and hardware	3

We carry rental property at cost, less accumulated depreciation. We capitalize significant renovations and improvements that substantially improve asset quality and/or extend the useful life of assets and depreciate them over their estimated remaining useful lives. We expense maintenance and repairs as incurred.

                We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that the recoverability of the net book value of the asset is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if an impairment adjustment is required. If this review indicates that the asset’s carrying amount will not be fully recoverable, we will reduce the carrying value of the asset to its estimated fair value. We recorded no impairment charges during the three months ended March 31, 2005 and 2004.

                Effective January 1, 2005, we changed our estimate of the depreciable life of our rental homes from 10 years to 3 years. Homes in our rental home portfolio will now be depreciated over 3 years of service to an estimated salvage value of 70%. This change was made to align the depreciable lives of our rental homes to our intent to sell homes from our rental home portfolio after a 3 year period to reduce the costs of repairs and maintenance.  This change in estimate did not have a material impact on our financial positions, results of operations or cash flows.

Restricted Stock Grants

                We have included a charge of $10.1 million in general and administrative expense for the three months ended March 31, 2004, representing the value of 530,000 shares of common stock that were granted on February 18, 2004 under our 2003 equity incentive plan and vested on the date of grant. We valued the shares at $19.00 per share, the price at which we sold shares in the IPO (see Note 2).  In addition, during 2004 we granted 95,000 shares of restricted common stock that vest over five years. In June 2004, 42,500 of these restricted shares were forfeited and in October 2004, an additional 37,500 shares of restricted stock were forfeited pursuant to the terms of their issuance. During the three months ended March 31, 2005, 3,000 of these shares vested.  We have recorded the unvested portion of the remaining 12,000 outstanding restricted shares as of March 31, 2005 as unearned compensation on the balance sheet and are amortizing the balance ratably over the vesting period.  We recorded $14,000 and $45,000 in compensation expenses related to these restricted shares during the three months ended March 31, 2005 and 2004, respectively.

                We consider the number of vested shares issued under our 2003 equity incentive plan as common stock outstanding and include them in the denominator of our calculation of basic earnings per share. We also consider the total number of restricted shares granted under our 2003 equity incentive plan in the denominator of our calculation of diluted earnings per share if they are dilutive. We return shares forfeited to the 2003 equity incentive plan as shares eligible for future grant and adjust any compensation expense previously recorded on such shares in the period the forfeiture occurs.

Interest and Internal Cost Capitalization

                We capitalize our interest costs (using our average cost of borrowings) and internal costs (using actual time spent and related costs) on development of long-lived assets from the date we begin substantive activities through the date we place such assets into service in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, respectively. The long-lived assets on which we capitalize interest include general construction activities in our communities, manufactured homes and, in the case of the communities acquired, the cost of the vacant homesites we acquired on which we are making improvements and placing a manufactured home for rent or sale. We capitalized $0.3 million and $0.5 million in interest and internal costs during the three months ended March 31, 2005 and 2004, respectively.

Accumulated Other Comprehensive Income and Comprehensive Loss

                Amounts recorded in accumulated other comprehensive income as of March 31, 2005 represent unrecognized gains on our interest rate swap, which qualifies as a cash flow hedge and will be marked to market over the life of the instrument.  Including these unrecognized gains or losses, our comprehensive loss for the three months ended March 31, 2005 was $15.6 million compared with a comprehensive loss of $35.5 million for the three months ended March 31, 2004.

2.            IPO and Acquisitions

IPO and Hometown Acquisition

                On February 18, 2004, we completed our IPO of approximately 22.3 million shares of our common stock at $19.00 per share (excluding approximately 2.3 million shares sold by selling stockholders) and 5.0 million shares of our preferred stock priced at $25.00 per share. The net proceeds to the Company from our IPO of common stock and preferred stock were $517.5 million before expenses. On March 17, 2004, we issued 791,592 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option generating net proceeds to the Company of $14.0 million. Concurrent with the IPO, we also completed the refinancing of $240.0 million of our mortgage debt and raised an additional $260.0 million of new mortgage debt. The new mortgage debt at the time of the IPO consisted of $215.3 million of 10 year fixed rate debt with an interest rate of 5.53%, $100.7 million of 5-year fixed rate debt with an interest rate of 5.05% and $184.0 million of floating rate debt. Proceeds from the IPO and new debt were used to purchase the Hometown communities, repay our Rental Home Credit Facility and redeem the Preferred Interest issued by one of our subsidiaries (see Note 6 to the Company’s consolidated financial statements for the year ended December 31, 2004 as filed on Form 10-K).

On February 18, 2004 and subsequent dates thereafter, we acquired 90 manufactured home communities from Hometown. The 90 acquired communities are located in 24 states and include 26,406 homesites. The total purchase price for all the communities we acquired consisted of the following (in thousands):

Cash purchase price	$522,131
Debt assumed in connection with the acquisition	93,139
Total purchase price	$615,270

                Our purchase price allocation is as follows (in thousands):

Land	$90,296
Rental and other property	494,429
Manufactured homes	9,761
Lease intangibles	811
Customer relationships	14,496
Notes receivable	5,477
$615,270

D. A. M. Portfolio Acquisition

On June 30, 2004, we acquired 36 manufactured home communities from D.A.M. MASTER ENTITY, L.P. The communities are located in 3 states and include 3,573 homesites.  The total purchase price (including the costs of manufactured homes) was approximately $65.5 million, including assumed indebtedness with a fair value of $29.7 million.  In addition to cash and the assumption of debt, this acquisition was funded through the issuance of Series “B”, “C” and “D” Partnership Preferred Units (“PPUs”), for proceeds totaling $33.1 million.  All of the “D” series PPUs totaling $8.0 million were redeemed for cash on July 6, 2004.  See Note 3 for further discussion of the PPUs.

Our purchase price allocation is as follows (in thousands):

Land	$9,225
Rental and other property	55,501
Manufactured homes	803
Customer relationships	52
Other assets/liabilities, net	(78)
Total preliminary purchase price allocation	$65,503

We have prepared the following unaudited pro-forma income statement information as if the Hometown and D.A.M. acquisitions had occurred on January 1, 2004. The pro-forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisitions on January 1, 2004 (in thousands, except per share information):

	For the Quarter Ended March 31,
	2005 Actual	2004 Pro-Forma
Revenue	$64,600	$62,157
Total expenses	$79,016	$98,673
Interest income	$(383)	$(462)
Loss from continuing operations before allocation to minority interest	$(14,033)	$(36,054)
Minority interest	$552	$3,007
Loss from continuing operations	$(13,481)	$(33,047)
Discontinued operations	$917	$1,010
Net loss	$(12,564)	$(32,037)
Net loss attributable to common stockholders	$(15,872)	$(33,269)
Basic loss per share	$(0.39)	$(1.14)
Weighted average shares outstanding	40,876	29,233
Diluted loss per share	$(0.39)	$(1.14)

Other Acquisitions

                During the period from January 1, 2004 through December 31, 2004, in addition to the Hometown and D.A.M. portfolio acquisitions, we acquired six manufactured home communities from unaffiliated third parties for approximately $16.5 million in cash and $3.8 million in assumed debt. We accounted for these acquisitions utilizing the purchase method of accounting and, accordingly, we have allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair values at the date of their acquisition. We allocated the majority of the purchase price to the rental property and intangible assets, including customer relationships and leases intangibles. No acquisitions were made in the quarter ended March 31, 2005.

                We have not presented pro-forma results of operations for the quarter ended March 31, 2004 as if these other acquisitions were made on the first day of 2004, as the effects of these other acquisitions are not material to our financial position, results of operations or cash flows for this period.

The table below summarizes all of our manufactured home community acquisitions for the period January 1, 2004 through March 31, 2005:

Date	Portfolio	Community	Location	Homesites
Feb-04	NA	Weatherly Estates I	Lebanon, TN	270
Feb-04	NA	Weatherly Estates II	Clarksville, TN	131
Feb-04	HTA	100 Oaks	Fultondale, AL	235
Feb-04	HTA	Jonesboro	Jonesboro, GA	75
Feb-04	HTA	Bermuda Palms	Indio, CA	185
Feb-04	HTA	Breazeale	Laramie, WY	117
Feb-04	HTA	Broadmore	Goshen, IN	370
Feb-04	HTA	Butler Creek	Augusta, GA	376
Feb-04	HTA	Camden Point	Kingsland, GA	268
Feb-04	HTA	Carnes Crossing	Summerville, SC	604
Feb-04	HTA	Castlewood Estates	Mableton, GA	334
Feb-04	HTA	Casual Estates	Liverpool, NY	961
Feb-04	HTA	Riverdale	Riverdale, GA	481
Feb-04	HTA	Columbia Heights	Grand Forks, ND	302
Feb-04	HTA	Conway Plantation	Conway, SC	299
Feb-04	HTA	Crestview	Stillwater, OK	238
Feb-04	HTA	Country Village	Jacksonville, FL	643
Feb-04	HTA	Eagle Creek	Tyler, TX	194
Feb-04	HTA	Eagle Point	Marysville, WA	230
Feb-04	HTA	Falcon Farms	Port Byron, IL	215
Feb-04	HTA	Forest Creek	Elkhart, IN	167
Feb-04	HTA	Fountainvue	Lafontaine, IN	120
Feb-04	HTA	Foxhall Village	Raleigh, NC	315
Feb-04	HTA	Golden Valley	Douglasville, GA	131
Feb-04	HTA	Huron Estates	Cheboygan, MI	111
Feb-04	HTA	Indian Rocks	Largo, FL	148
Feb-04	HTA	Knoll Terrace	Corvallis, OR	212
Feb-04	HTA	La Quinta Ridge	Indio, CA	151
Feb-04	HTA	Lakewood	Montgomery, AL	396
Feb-04	HTA	Lakewood Estates	Davenport, IA	180
Feb-04	HTA	Landmark Village	Fairburn, GA	524
Feb-04	HTA	Marnelle	Fayetteville, GA	205
Feb-04	HTA	Oak Ridge	Elkhart, IN	204
Feb-04	HTA	Oakwood Forest	Greensboro, NC	482
Feb-04	HTA	Pedaler's Pond	Lake Wales, FL	214
Feb-04	HTA	Pinecrest Village	Shreveport, LA	446
Feb-04	HTA	Pleasant Ridge	Mount Pleasant, MI	305
Feb-04	HTA	President's Park	Grand Forks, ND	174
Feb-04	HTA	Riverview	Clackamas, OR	133
Feb-04	HTA	Saddlebrook	N. Charleston, SC	425
Feb-04	HTA	Sherwood	Hartford City, IN	134
Feb-04	HTA	Southwind Village	Naples, FL	337

Feb-04	HTA	Springfield Farms	Brookline Sta, MO	290
Feb-04	HTA	Stonegate	Shreveport, LA	157
Feb-04	HTA	Terrace Heights	Dubuque, IA	317
Feb-04	HTA	Torrey Hills	Flint, MI	377
Feb-04	HTA	Twin Pines	Goshen, IN	238
Feb-04	HTA	Villa	Flint, MI	319
Feb-04	HTA	Winter Haven Oaks	Winterhaven, FL	343
Feb-04	HTA	Green Park South	Pelham, AL	421
Feb-04	HTA	Hunter Ridge	Jonesboro, GA	838
Feb-04	HTA	Friendly Village	Lawrenceville, GA	203
Feb-04	HTA	Misty Winds	Corpus Christi, TX	354
Feb-04	HTA	Shadow Hills	Orlando, FL	670
Feb-04	HTA	Smoke Creek	Snellville, GA	264
Feb-04	HTA	Woodlands of Kennesaw	Kennesaw, GA	273
Feb-04	HTA	Sunset Vista	Magna, UT	207
Feb-04	HTA	Sea Pines	Mobile, AL	429
Feb-04	HTA	Woodland Hills	Montgomery, AL	628
Feb-04	HTA	The Pines	Ladson, SC	204
Feb-04	HTA	Shady Hills	Nashville, TN	251
Feb-04	HTA	Trailmont	Goodlettsville, TN	131
Feb-04	HTA	Chisholm Creek	Wichita, KS	254
Feb-04	HTA	Big Country	Cheyenne, WY	251
Feb-04	HTA	Heritage Point	Montgomery, AL	264
Feb-04	HTA	Lakeside	Lithia Springs, GA	103
Feb-04	HTA	Plantation Estates	Douglasville, GA	138
Feb-04	HTA	Green Acres	Petersburg, VA	182
Feb-04	HTA	Lakeside	Davenport, IA	124
Feb-04	HTA	Evergreen Village	Pleasant View, UT	238
Feb-04	HTA	Four Seasons	Fayetteville, GA	214
Feb-04	HTA	Alafia Riverfront	Riverview, FL	96
Feb-04	HTA	Highland	Elkhart, IN	246
Feb-04	HTA	Birchwood Farms	Birch Run, MI	143
Feb-04	HTA	Cedar Terrace	Cedar Rapids, IA	255
Feb-04	HTA	Five Seasons Davenport	Davenport, IA	270
Feb-04	HTA	Silver Creek	Davenport, IA	280
Feb-04	HTA	Encantada	Las Cruces, NM	354
Feb-04	HTA	Royal Crest	Los Alamos, NM	180
Feb-04	HTA	Brookside Village	Dallas, TX	394
Feb-04	HTA	Meadow Glen	Keller, TX	409
Feb-04	HTA	Silver Leaf	Mansfield, TX	145
Mar-04	HTA	Lamplighter Village	Marietta, GA	431
Mar-04	HTA	Shadowood	Acworth, GA	506
Mar-04	HTA	Stone Mountain	Stone Mountain, GA	354
Mar-04	HTA	Marion Village	Marion, IA	486
Mar-04	HTA	Autumn Forest	Brown Summit, NC	299
Mar-04	HTA	Woodlake	Greensboro, NC	308
Mar-04	HTA	Arlington Lakeside	Arlington, TX	233
Apr-04	HTA	Pine Ridge	Sarasota, FL	126
Apr-04	HTA	Cedar Knoll	Waterloo, IA	290
Apr-04	HTA	Mallard Lake	Pontoon Beach, IL	278
Jun-04	NA	Kopper View	West Valley City, UT	61
Jun-04	NA	Overpass Point	Tooele, UT	182
Jun-04	D.A.M.	Pleasant View	Berwick, PA	108
Jun-04	D.A.M.	Brookside	Berwick, PA	171
Jun-04	D.A.M.	Beaver Run	Linkwood, MD	118
Jun-04	D.A.M.	Carsons	Chambersburg, PA	130
Jun-04	D.A.M.	Chelsea	Sayre, PA	85
Jun-04	D.A.M.	Collingwood	Horseheads, NY	101
Jun-04	D.A.M.	Crestview	Sayre, PA	98
Jun-04	D.A.M.	Valley View in Danboro	Danboro, PA	231
Jun-04	D.A.M.	Valley View in Ephrata	Ephrata, PA	149
Jun-04	D.A.M.	Frieden	Schuylkill Haven, PA	192
Jun-04	D.A.M.	Green Acres	Chambersburg, PA	24
Jun-04	D.A.M.	Gregory Courts	Honey Brook, PA	39

Jun-04	D.A.M.	Valley View in Honey Brook	Honey Brook, PA	146
Jun-04	D.A.M.	Huguenot	Port Jervis, NY	166
Jun-04	D.A.M.	Maple Manor	Taylor, PA	316
Jun-04	D.A.M.	Monroe Valley	Jonestown, PA	44
Jun-04	D.A.M.	Moosic Heights	Avoca, PA	152
Jun-04	D.A.M.	Mountaintop	Narvon, PA	39
Jun-04	D.A.M.	Pine Haven	Blossvale, NY	130
Jun-04	D.A.M.	Sunny Acres	Somerset, PA	207
Jun-04	D.A.M.	Suburban	Greenburg, PA	202
Jun-04	D.A.M.	Blue Ridge	Conklin, NY	69
Jun-04	D.A.M.	Chambersburg I&II	Chambersburg, PA	100
Jun-04	D.A.M.	Hideaway	Honey Brook, PA	40
Jun-04	D.A.M.	Kintner	Vestal, NY	55
Jun-04	D.A.M.	Martins	Nottingham, PA	60
Jun-04	D.A.M.	Nichols	Phoenixville, PA	10
Jun-04	D.A.M.	Scenic View	East Earl, PA	18
Jun-04	D.A.M.	Shady Grove	Atglen, PA	40
Jun-04	D.A.M.	Valley View in Blandon	Fleetwood, PA	30
Jun-04	D.A.M.	Valley View in Morgantown	Morgantown, PA	23
Jun-04	D.A.M.	Valley View in Tuckerton	Reading, PA	74
Jun-04	D.A.M.	Valley View in Wernersville	Wernersville, PA	29
Jun-04	D.A.M.	Pine Terrace	Schuylkill Haven, PA	25
Jun-04	D.A.M.	Sunnyside	Trooper, PA	71
Jun-04	D.A.M.	Oakwood Lake Village	Tunkhannock, PA	79
Jul-04	NA	Western Mobile Estates	West Valley City, UT	145
Sep-04	NA	Willow Creek Estates	Ogden, UT	137

3.            Common Stock, Preferred Stock and Minority Interest Related Transactions

On March 16, 2005, we declared a quarterly dividend of $0.3125 per share of common stock. We paid the total common stock dividend of $12.8 million on April 15, 2005 to shareholders of record on March 31, 2005. Also on March 16, 2005, we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. We paid the total preferred stock dividend of $2.6 million on April 29, 2005 to shareholders of record on April 15, 2005.

At March 31, 2005, minority interest consisted of 2,397,981 OP Units that were issued to various limited partners and 1,005,688 PPUs issued on June 30, 2004 as part of the D.A.M. portfolio acquisition. Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a “Paired Equity Unit”) that allows each holder to vote an OP Unit on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash, or at our election, one share of our common stock.

The PPUs outstanding as of March 31, 2005 consist of 300,000 Series “B” units and 705,688 Series “C” units.  The Series “B” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly.  The Series “B” PPUs can be redeemed at the option of the Operating Partnership for cash after the fifth anniversary of their issuance.  Series “B” PPU holders can request redemption of their units after the first anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock, cash and/or a note payable, at the Operating Partnership’s option. As of March 31, 2005, we have accrued $78,125 of the Series “B” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “B” preferred unitholders through that date.

The Series “C” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly.  The Series “C” PPUs can be redeemed at the option of the Operating Partnership for cash after the fifth anniversary of their issuance.  Series “C” PPU holders can request redemption of their units after the two and a half year anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock, cash and/or a note payable, at the Operating Partnership’s option.  Series “B” and “C” units have the same priority as to the payment of distributions.  As of March 31, 2005, we had accrued $183,773 of the Series “C” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “C” preferred unitholders through that date.

 We have recorded an equity transfer adjustment between additional paid-in capital and the minority interest in our consolidated balance sheet as of March 31, 2005 to account for changes in the respective ownership in the underlying equity of the Operating Partnership.

The following summarizes the activity of the minority interest in the Operating Partnership (in thousands):

Minority interest at December 31, 2004	$56,659
Minority interest in loss	(541)
Distributions to PPU holders	(393)
Transfer to stockholders' equity	(59)
Distributions to OP unit holders	(748)
Minority interest at March 31, 2005	$54,918

4.            Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	March 31,	December 31,
	2005	2004
Land	$211,822	$211,383
Land improvements and buildings	1,285,690	1,268,002
Rental homes and improvements	214,564	197,668
Furniture, equipment and vehicles	13,875	12,434
Subtotal	1,725,951	1,689,487

Less accumulated depreciation	(170,422)	(156,707)

Rental and other property, net	$1,555,529	$1,532,780

We have capitalized interest and internal costs of $0.3 million and $0.5 million in the cost of land and building improvements and manufactured home purchases for the three months ended March 31, 2005 and 2004, respectively.

5.     Notes Payable

The following table sets forth certain information regarding our notes payable (in thousands):

	March 31,	December 31,
	2005	2004
Senior fixed rate mortgage due 2012, 7.35% per annum	$303,060	$303,903
Senior fixed rate mortgage due 2014, 5.53% per annum	212,600	213,333
Senior fixed rate mortgage due 2009, 5.05% per annum	99,277	99,651
Senior variable rate mortgage due 2006, LIBOR plus 3.0% per annum (5.80% at March 31, 2005)	141,134	150,871
Various individual fixed rate mortgages due 2005 through 2031, averaging 7.31% per annum	152,997	153,818
Revolving Credit Mortgage Facility, LIBOR plus 2.95% per annum (5.76% at March 31, 2005)	58,764	51,000
Fixed rate note due 2005, 7.25% per annum	8,000	—
Trust preferred securities due 2035, LIBOR plus 3.25% per annum (6.37% at March 31, 2005)	25,000	—
Floorplan lines of credit, ranging from prime plus 0.75% to prime plus 4.00% per annum (averaging 7.79% at March 31, 2005)	34,224	27,999
Other loans due 2005	2,377	1,047
	$1,037,433	$1,001,622

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

Senior Variable Rate Mortgage Due 2006

We entered into the Senior Variable Rate Mortgage due 2006 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 44 manufactured home communities owned by these subsidiaries. The Senior Variable Rate Mortgage due 2006 bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR (5.80% at March 31, 2005) and will mature in February 2006. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage due 2006 for three additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375% of the outstanding principal balance, respectively. We purchased interest rate caps to limit our interest costs in the event of increases in the one-month LIBOR above 5.00%, and intend to purchase such caps for any extensions, as applicable. We will incur an exit fee equal to 0.50% of the loan amount payable upon any repayment of the principal amount of the loan. The exit fee will be subject to reduction by an amount equal to 0.50% of the principal amount of any first mortgage loans provided by the lenders to refinance the Senior Variable Rate Mortgage due 2006. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. We may repay the Senior Variable Rate Mortgage due 2006 subject to a prepayment penalty calculated as the product of 0.25%, the number of payment dates remaining to maturity and the amount being repaid for prepayments made in months one through twelve.  Prepayments made in months 13 to 24 are subject to a flat 1% fee of amounts repaid.

Various Individual Fixed Rate Mortgages Due 2005 Through 2031

We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition as follows:

a)              Mortgages assumed as part of individual property purchases.  These notes total approximately $46.1 million at March 31, 2005, mature from 2006 through 2028 and have an average effective annual interest rate of 7.56%.

b)             Mortgages assumed in conjunction with the Hometown acquisition.  These notes total approximately $77.8 million at March 31, 2005, mature from 2005 through 2031 and carry an average effective annual interest rate of 5.12%.  These mortgages are secured by specific manufactured home communities and subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage.

c)              Notes assumed in conjunction with the D.A.M. portfolio purchase.  These notes total approximately $29.1 million at March 31, 2005, mature in 2008 and carry an average effective annual interest rate of 7.18%.  These mortgages are secured by specific manufactured home communities.

Revolving Credit Mortgage Facility

In September 2004, we obtained a Revolving Credit Mortgage Facility for borrowings of up to $85.0 million.  This facility is an obligation of a subsidiary of the Operating Partnership and is secured by 33 communities that previously secured the cancelled Senior Revolving Credit Facility (see Note 6 to the Company’s consolidated financial statements for the year ended December 31, 2004 as filed on Form 10-K), as well as various additional communities acquired subsequent to our IPO.  Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements related to the value and cash flows of the communities securing the loan. The Revolving Credit Mortgage Facility bears interest at the one month LIBOR plus 2.95% (5.76% at March 31, 2005) and has a term of one year.  We incurred a commitment fee of 0.5% at the closing of the facility and will pay origination fees of 0.5% with each advance.  The facility contains no significant financial covenants.

Fixed Rate Note Due 2005

In February 2005, the Company borrowed $8.0 million under a promissory note to secure funds for general working capital purposes.  The note carried a fixed interest rate of 7.25%.  Principal and interest on the note were paid in full in April 2005.

Trust Preferred Securities Due 2035

                On March 15, 2005, the Company issued $25.0 million in unsecured trust preferred securities. The $25.0 million trust preferred securities bear interest at 3-month LIBOR plus 3.25% (6.37% at March 31, 2005).  Interest on the securities is paid on the 30th of March, June, September and December of each year commencing on June 30, 2005.  The Company may redeem these securities on or after March 30, 2010 in whole or in part from time to time at principal amount plus accrued interest.  The securities are mandatorily redeemable on March 15, 2035 if not redeemed sooner.

Floorplan Lines of Credit

In August 2004, we amended our floorplan lines of credit to provide borrowings of up to $50.0 million, secured by manufactured homes in inventory.  Under the amended lines of credit, the lender will advance 90% of the purchase cost of manufactured homes for the first $40.0 million in advances, with the remaining $10.0 million in advances made at 75% of such home costs.  Repayments of borrowed amounts are due upon sale or lease of the related manufactured home, or upon our first borrowing under the lease receivables line of credit, which occurred in April 2005 for approximately $9.5 million.  Advances under the amended lines of credit will bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (6.50% to 9.75% at March 31, 2005) based on the length of time each advance has been outstanding.  Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home.  The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase.  The amended lines of credit require the Operating Partnership to maintain a minimum tangible net worth of $500.0 million, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million.  We are in compliance with all financial covenants under the lines of credit as of March 31, 2005.  The lines of credit are subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

Consumer Finance Facility

We entered into the Retail Home Sales and Consumer Finance Debt Facility (the “Consumer Finance Facility”) on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition and amended it in March 2005 in connection with entering into a two-year, $75.0 million secured revolving lease receivables credit facility (see Lease Receivables Facility below).  The Consumer Finance Facility, as amended, has a total commitment of $125.0 million and a term of four years.  This facility is an obligation of a subsidiary of our Operating Partnership, and borrowings under this facility are secured by manufactured housing conditional sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility. The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR. There were no borrowings outstanding under this facility as of March 31, 2005. The facility includes customary affirmative and negative covenants, including minimum GAAP tangible net worth and maximum leverage covenants. We are in compliance with all financial covenants under the facility as of March 31, 2005. Upon the initial drawing under this facility, we will pay a commitment fee of 1.00% on the committed amount and additional annual commitment fees payable on each anniversary of the closing. Advances under the facility will be subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

                The availability of advances under the Consumer Finance Facility is subject to certain conditions that are beyond our control. Conditions that could result in our inability to draw on these facilities include a downgrade in the credit rating of the lender and the absence of certain markets for financing debt obligations secured by securities or mortgage loans. Funding under this facility may also be denied if the lender determines that the value of the assets serving as collateral would be insufficient to maintain the required 75% loan-to-value ratio upon giving effect to a request for funding. The lender can also at any time require that we prepay amounts funded or provide additional collateral if, in its judgment, this is necessary to maintain the 75% loan-to-value ratio.

Lease Receivables Facility

                The Company entered into a two-year, $75.0 million secured revolving credit facility (the

“Lease Receivables Facility”) with Merrill Lynch Mortgage Capital Inc. to be used to finance the purchase of manufactured homes and for general corporate purposes. The Lease Receivables Facility reduced the combined borrowing capacity under the Consumer Finance Facility to $200.0 million and eliminated $25.0 million of previous chattel financing. The Lease Receivables Facility closed in April 2005 (see Note 13).

Borrowings under the Lease Receivables Facility will be secured by an assignment of all lease receivables and rents, an assignment of the underlying manufactured homes and a pledge by ARCHC LLC and ARC Housing GP LLC of 100% of the outstanding equity in ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”), each an indirect wholly-owned subsidiary of Affordable Residential Communities LP.  Borrowings under the Lease Receivables Facility will bear interest at the one-month LIBOR plus 7.0%, decreasing to one-month LIBOR plus 3.25% after July 31, 2005, provided Housing meets certain quarterly performance targets.  Interest is payable monthly.

Borrowings under the Lease Receivables Facility are limited to an amount equal to approximately 55% of the net book value of the eligible manufactured housing units owned by Housing and located in ARC’s communities, subject to applicable borrowing base requirements.  The maximum amount available under the Lease Facility will decrease by $3.0 million per quarter commencing July 1, 2005 until maturity in March 2007.

6.              Loss per share

                The following table reflects the calculation of loss per share on a basic and diluted basis (amounts in thousands, except per share information):

	Three Months Ended March 31,
	2005	2004
Loss per share from continuing operations:
Loss from continuing operations	$(13,481)	$(34,168)
Preferred stock dividends	(2,578)	(1,232)
Net loss from continuing operations	$(16,059)	$(35,400)

Weighted average share information:
Common shares outstanding	40,876	29,233
Basic loss per share from continuing operations	$(0.39)	$(1.21)
Diluted loss per share from continuing operations	$(0.39)	$(1.21)

Income per share from discontinued operations:
Income from discontinued operations	$928	$452
Loss on sale of discontinued operations	(730)	—
Minority interest in discontinued operations	(11)	(21)
Net loss from discontinued operations	$187	$431

Basic income per share from discontinued operations	$0.00	$0.01
Diluted income per share from discontinued operations	$0.00	$0.01

Loss per share to common stockholders:
Net loss to common stockholders	$(15,872)	$(34,969)
Basic loss per share to common stockholders	$(0.39)	$(1.20)
Diluted loss per share to common stockholders	$(0.39)	$(1.20)

For the three months ended March 31, 2005 and 2004, 4.4 million and 2.6 million shares of common stock, respectively, related to outstanding warrants, PPUs, OP Units and restricted common shares have been excluded from the diluted loss per share calculation as the impact would be anti-dilutive in nature.

7.              Property Operations Expense

                During the three months ended March 31, 2005 and 2004, we incurred property operations expense as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Utilities and telephone	$7,963	$5,070
Salaries and benefits	6,027	4,007
Repairs and maintenance	2,667	1,535
Insurance	877	573
Bad debt expense	861	485
Advertising	205	251
Other operating expense	1,594	687
	$20,194	$12,608

8.              Retail Home Sales, Finance, Insurance and Other Operating Expense

                During the three months ended March 31, 2005 and 2004, we incurred retail home sales, finance, insurance and other operating expense as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Utilities and telephone	$41	$22
Salaries and benefits	1,358	431
Repairs and maintenance	19	166
Insurance	87	3
Bad debt expense	31	—
Advertising	1,089	54
Other operating expense	707	(94)
	$3,332	$582

9.              General and Administrative Expense

                During the three months ended March 31, 2005 and 2004, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Salaries and benefits(a)	$3,140	$12,751
Travel	552	567
Professional services	990	538
Insurance	108	244
Rent	53	172
Other administrative expense	516	523
	$5,359	$14,795

(a) The three months ended March 31, 2004 includes $10.1 million incurred in conjunction with the IPO in which we granted 530,000 shares of restricted stock that vested immediately (see Note 1).

10.          Discontinued Operations

                In July 2004, we entered into a real estate auction agreement to sell 12 communities comprising 2,933 homesites. In addition to the 12 communities, as part of the auction, the Company also contracted to sell two parcels of undeveloped commercial land located adjacent to one of its communities in Colorado. The auction was held in September 2004. These sales, other than the sale of one of the 12 properties, closed during the fourth quarter of 2004, resulting in net proceeds to the Company of $21.6 million after selling commissions, sales expenses and the repayment of approximately $6.0 million of associated debt. The remaining community continues to be held for sale and was classified as discontinued operations as of December 31, 2004 and March 31, 2005, based on the Company’s intent to sell this community during 2005.

                In September 2004, we entered into an agreement to sell three communities, comprising 1,073 homesites, to an unaffiliated third party for a total sales price of approximately $5.9 million. These sales closed during the fourth quarter of 2004.

                In October 2004, we entered into a real estate auction agreement to sell 12 communities comprising 2,440 homesites. The auction was held in December 2004. Eleven of these 12 sales closed during the first quarter of 2005, resulting in net proceeds to the Company of $12.4 million after selling commissions, sales expenses and the repayment of approximately $28.9 million of associated debt included in liabilities related to assets held for sale, and other required debt payments. The remaining community was classified as discontinued operations as of December 31, 2004 and March 31, 2005, and was sold in April 2005. Also in October 2004, we entered into agreements to sell three communities comprising 709 homesites to unaffiliated third parties for a total sales price of approximately $7.9 million. These sales closed during the fourth quarter of 2004.

                In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities sold during 2005 and 2004 have been classified as discontinued operations as of March 31, 2005 and December 31, 2004. We have included $8.0 million and $54.1 million of net assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively. We have also included $5.3 million and $29.5 million of obligations related to these communities as liabilities related to assets held for sale in the accompanying balance sheets as of March 31, 2005 and December 31, 2004, respectively. In addition, we have presented the operations of each of these communities as discontinued operations in the accompanying statements of operations for the three months ended March 31, 2005 and 2004 and recorded a loss of $0.7 million related to the sale of the discontinued operations for the quarter ended March 31, 2005 in connection with these sales. The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	March 31,	December 31,
	2005	2004
Assets
Rental and other property, net	$7,444	$52,848
Tenant, notes and other receivables, net	115	309
Lease intangibles and customer relationships, net	—	593
Prepaid expenses and other assets	393	373
	$7,952	$54,123
Liabilities
Notes payable and preferred interest	$5,254	$28,951
Accounts payable and accrued expenses	2	262
Tenant deposits and other liabilities	34	303
	$5,290	$29,516

	Three Months Ended
	March 31,
	2005	2004
Statement of Operations
Revenue	$1,761	$2,572
Operating expenses	833	2,120
Income from discontinued operations	$928	$452

11.          Commitments and Contingencies

In the normal course of business, from time to time we are involved in legal actions relating to the ownership and operations of our properties. In our opinion, the liabilities, if any, which may ultimately result from such legal actions, will not have a material adverse effect on our financial position, results of operations or cash flows.

In the normal course of business, from time to time we incur environmental obligations relating to the ownership and operation of our properties. In our opinion, the liabilities, if any, which may ultimately result from such environmental obligations, will not have a material adverse effect on our financial position, results of operations or cash flows.

12.          Segment Information

                We operate in three business segments—real estate, retail home sales and finance and insurance. A summary of our business segment information is shown below (in thousands).

	Three Months Ended
	March 31,
	2005	2004
Total revenue
Real estate	$56,351	42,085
Retail home sales	7,991	707
Finance and insurance	243	134
Corporate and other	15	9
	$64,600	$42,935
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	$24,485	$15,918
Retail home sales	10,834	886
Finance and insurance	427	170
Corporate and other	286	81
	$36,032	$17,055

Net segment income (a)
Real estate	$31,866	$26,167
Retail home sales	(2,843)	(179)
Finance and insurance	(184)	(36)
Corporate and other	271	(72)
	$28,568	$25,880
Property management expense	$2,265	$1,454
General and administrative expense	$5,359	$14,795
IPO related costs	$—	$4,417
Early termination of debt	$—	$13,427
Interest expense	$14,923	$14,412
Real estate
Retail home sales	454	(64)
Finance and insurance	6	—
Corporate and other	(54)	123
	$15,329	$14,471

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

	Three Months Ended March 31,
	2005		2004
Amortization expense		$3,535	$2,130
Depreciation expense	$
Real estate		$16,448	$12,687
Retail home sales		$(14)	$6
Finance and insurance		$2	$2
Corporate and other		$60	$85
		$16,496	$12,780
Interest income		$(383)	$(342)
Loss before allocation to minority interest		$(14,033)	$(37,252)
Minority interest		$552	$3,084
Loss from continuing operations		$(13,481)	$(34,168)
Income from discontinued operations		$917	$431
Loss on sale of discontinued operations		$(730)	$—
Net loss		$(13,294)	$(33,737)
Preferred stock dividend		$(2,578)	$(1,232)
Net loss attributable to common stockholders		$(15,872)	$(34,969)

	March 31, 2005	December 31, 2004
Identifiable assets
Real estate	$1,714,910	$1,738,226
Retail home sales	22,693	30,053
Finance and insurance	30	735
Corporate and other	53,652	43,988
	$1,791,285	$1,813,002
Notes payable
Real estate	$985,266	$972,059
Retail home sales and finance	24,790	28,516
Corporate and other	27,377	1,047
	$1,037,433	$1,001,622

13.          Subsequent Events

                On April 6, 2005, the Company finalized its Lease Receivables Facility (see Note 5) and began drawing on this line of credit on April 12, 2005.

On April 29, 2005, the ARC board of directors approved an award of 80,000 shares of common stock to Scott D. Jackson, the Company’s Chief Executive Officer, under the Company’s 2003 equity incentive plan.  The shares granted will vest over three years with 20,000 shares vesting immediately and 20,000 shares vesting on each of the anniversary dates until April 29, 2008.  Vesting is subject to Mr. Jackson’s continued employment with the Company and may be accelerated in the event of death, a change in control, or termination other than for cause.  All shares, vested and unvested, are entitled to receive dividends and to vote unless forfeited.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-Q and the financial information set forth in the tables below.

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated by reference herein include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995 (the “Exchange Act”).  All statements, other than statements of historical facts, included in this report that address results or developments that ARC expects or anticipates will or may occur in the future, where statements are preceded by, followed by or include the words “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our ability to obtain future financing arrangements, estimates relating to our future distributions, our understanding of our competition, market trends, projected capital expenditures, the impact of technology on our products, operations and business are forward-looking statements.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us.  These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  These risks, and the following factors, could cause actual results to vary from our forward-looking statements:  national, regional and local economic climates, future terrorist attacks in the U.S. or abroad, competition from other forms of single or multifamily housing, changes in market rental rates, supply and demand for affordable housing, the cost of acquiring, transporting, setting or selling manufactured homes, the availability of manufactured homes from manufacturers, the availability of financing for us to acquire additional manufactured homes, the ability of manufactured home buyers to obtain financing, our ability to maintain rental rates and maximize occupancy, the level of repossessions by manufactured home lenders, the adverse impact of external factors such as changes in interest rates, inflation and consumer confidence, the ability to identify acquisitions, the pace of acquisitions and/or dispositions of communities and new or rental homes, our corporate debt ratings, demand for home purchases in our communities and demand for financing of such purchases, demand for rental homes in our communities, the condition of capital markets, actual outcome of the resolution of any conflict, our ability to successfully operate acquired properties, our ability to maintain our REIT status, environmental uncertainties and risks related to natural disasters, and changes in and compliance with real estate permitting, licensing and zoning laws including legislation affecting monthly leases and rent control and increases in property taxes.

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

GENERAL STRUCTURE OF THE COMPANY AND RECENT DEVELOPMENTS

                We are a fully integrated, self-administered and self-managed equity REIT focused on the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities. We also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners’ insurance and other related insurance products. We conduct substantially all of our activities through our Operating Partnership, of which we are the sole general partner and in which we hold a 94.4% ownership interest.

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

On February 18, 2004, we completed our IPO.  We issued approximately 24.5 million shares of common stock at $19.00 per share in which selling shareholders offered approximately 2.3 million shares.  On March 18, 2004, our underwriters exercised their over-allotment option to purchase 791,592 shares of common stock at $19.00 per share.  Concurrent with the IPO, we raised $125.0 million of gross proceeds through the issuance of 5.0 million shares of Series A Cumulative Redeemable Preferred Stock.

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

•                  The closing of a $250.0 million finance facility to support our in-community home sales and finance programs.  The facility consists of two funding components: (1) a $225.0 million four-year facility to fund consumer loans and (2) a commitment for a $25.0 million facility to fund for-sale home inventory, undrawn at this time.  This facility subsequently was amended to reduce the commitment to a total of $200.0 million including a lease receivables line of credit (see Note 5 to the consolidated financial statements).

On June 30, 2004, we acquired 36 manufactured home communities from the D.A.M. MASTER ENTITY, L.P.  The communities are located in 3 states and include 3,573 homesites.  The total purchase price (including the costs of manufactured homes) was approximately $65.5 million including assumed indebtedness with a fair value of $29.7 million.

                In August 2004 we cancelled our $125.0 million Senior Revolving Credit Facility and incurred approximately $3.3 million in debt extinguishment costs. In September 2004, we obtained our Revolving Credit Mortgage Facility for borrowings of up to $85.0 million. This facility is an obligation of a subsidiary of the Operating Partnership and is secured by 33 communities that previously secured the cancelled Senior Revolving Credit Facility, as well as various additional communities acquired subsequent to our IPO. Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements related to the value and cash flows of the communities securing the loan. The Revolving Credit Mortgage Facility bears interest at the one month LIBOR plus 2.95% (5.76% at March 31, 2005) and has an initial term of one year. We incurred a commitment fee of 0.5% at the closing of the facility and will pay origination fees of 0.5% with each advance. The facility contains no significant financial covenants.

                In August 2004, we amended our floorplan lines of credit to provide borrowings of up to $50.0 million, secured by manufactured homes in inventory. Under the amended lines of credit, the lender will advance 90% of the purchase cost of manufactured homes for the first $40.0 million in advances, with the remaining $10.0 million in advances made at 75% of home costs. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the amended lines of credit will bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (6.50% to 9.75% March 31, 2005) based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The amended lines of credit require us to maintain a minimum tangible net worth of $500 million, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15 million. We are in compliance with all financial covenants of the lines of credit as of March 31, 2005. The lines of credit are subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

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

                In July 2004, we entered into a real estate auction agreement to sell 12 communities comprising 2,933 homesites. In addition to the 12 communities, as part of the auction, the Company also contracted to sell two parcels of undeveloped commercial land located adjacent to one of its communities in Colorado. The auction was held in September 2004. These sales, other than the sale of one of the 12 properties, closed during the fourth quarter of 2004, resulting in net proceeds to the Company of $21.6 million after selling commissions, sales expenses and the repayment of approximately $6.0 million of associated debt. The remaining community continues to be held for sale and was classified as discontinued operations as of December 31, 2004 and March 31, 2005 based on the Company’s intent to sell this community during 2005.

                In September 2004, we entered into an agreement to sell three communities, comprising 1,073 homesites, to an unaffiliated third party for a total sales price of approximately $5.9 million. These sales closed during the fourth quarter of 2004.

                In October 2004, we entered into a real estate auction agreement to sell 12 communities comprising 2,440 homesites. The auction was held in December 2004. Eleven of these 12 sales closed during the first quarter of 2005, resulting in net proceeds to the Company of $12.4 million after selling commissions, sales expenses and the repayment of approximately $28.9 million of associated debt included in liabilities related to assets held for sale, and other required debt payments. The remaining community was classified as discontinued operations as of December 31, 2004 and March 31, 2005, and was sold in April 2005. Also in October 2004, we entered into agreements to sell three communities comprising 709 homesites to unaffiliated third parties for a total sales price of approximately $7.9 million. These sales closed during the fourth quarter of 2004.

OVERVIEW OF RESULTS

For the quarter ended March 31, 2005, net loss available to common stockholders was $15.9 million or $0.39 per share, as compared to a net loss attributable to common stockholders of $35.0 million or $1.20 per share for the same period in 2004.  For the three months ended March 31, 2005, funds from operations available to common stockholders (“FFO”) was $1.6 million, as compared to FFO of ($21.7) million for the quarter ended March 31, 2004.  Our results for the three months ended March 31, 2004 reflect the inclusion of one-time charges of $27.9 million related to our IPO, acquisition of certain assets from Hometown America LLC and the repayment of certain indebtedness.  On a same community basis, revenue in our real estate segment increased to $35.5 million from $35.3 million for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.  Same community expenses increased 11.7% to $15.1 million from $13.5 million for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.  As a result, real estate net segment income from same communities decreased 6.2% to $20.4 million from $21.8 million for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. See FFO and Real Estate Net Segment Income included hereinafter in this section for definitions of FFO and real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measures.

Total portfolio occupancy averaged 81.8% and 84.5% for the three months ended March 31, 2005 and 2004, respectively, and was 82.1% and 83.8% as of March 31, 2005 and 2004, respectively.  Average same community occupancy was 82.9% and 85.6% for the three months ended March 31, 2005 and 2004, respectively. The decreases are due mainly to lenders moving repossessed homes out of the communities, the lack of available chattel financing for manufactured home buyers, our decision to position our inventory to facilitate conversion of renters to long-term owner residents by holding for sale homes coming off lease, and, in the case of the total portfolio occupancy, the Hometown acquisition.

The following table summarizes our occupancy net activity for the three months ended March 31:

	Same Communities		Real Estate Segment
	2005	2004	2005	2004
Homeowner activity:
Homeowner move ins	216	125	290	171
Homeowner move outs	(399)	(290)	(723)	(493)
Home sales	576	14	774	15
Repossession move outs	(466)	(90)	(522)	(484)
Net homeowner activity	(73)	(241)	(181)	(791)
Home renter activity:
Home renter move ins	625	1,287	896	1,450
Home renter lease to own move ins	573	—	813	—
Home renter move outs	(897)	(1,168)	(1,148)	(1,052)
Net home renter activity	301	119	561	398

Net activity	228	(122)	380	(393)
Acquisitions and other- homeowners	—	—	—	17,351
Acquisitions and other- home renters	—	—	—	885
Net activity, including acquisitions and other	228	(122)	380	17,843

The following reconciles the above activity to the period end occupied homesites.

Net homeowner activity	(73)	(241)	(181)	16,560
Occupied homeowner sites, beginning of period	26,077	28,081	45,908	27,871
Occupied homeowner sites, end of period	26,004	27,840	45,727	44,431
Net home renter activity	301	119	561	1,283
Occupied home renter sites, beginning of period	4,934	4,114	6,005	4,233
Occupied home renter sites, end of period	5,235	4,233	6,566	5,516
Total occupied homesites, end of period	31,239	32,073	52,293	49,947
Total occupancy percentage	83.2%	85.4%	82.1%	83.8%

                On March 31, 2005, our total home inventory was 8,345 homes.  In the first quarter of 2005, as compared with the same period of 2004, we increased sales of older homes primarily through our in-community sales operations in which we focused on affordable price points, increased marketing and training of our employees. We expect increased sales and leasing activity in the coming months due to our continued focus on affordable price points, marketing and training of our employees, and the availability of chattel financing through our consumer finance program.   In the three months ended March 31, 2005, we sold 774 manufactured homes from our home inventory, compared with 15 for the same period in 2004.

BUSINESS OBJECTIVES, PROPERTY MANAGEMENT AND OPERATING STRATEGIES

We continue to believe our industry needs to re-address its fundamental competitive advantage — affordability.  We believe that we can provide a clean, attractive and affordable place to live that generates profits for our investors, is competitive with other forms of housing and provides real value and service to our residents. To that end, we have built a business plan that provides affordability and value in the home, in the financing and in our communities.  We have focused on (i) the roll-out of our in-community sales program, (ii) the roll-out of our consumer finance program and (iii) the integration of the Hometown acquisition in terms of human resources, capital expenditures and information systems.

With respect to our occupancy programs, our primary tools are (i) our rental home program, including our lease with option to purchase program (ii) our for-sale inventory and (iii) our consumer finance program.  Our focus is to utilize our community managers, leasing managers and district level marketing managers to make (i) cash sales of vacant used homes, used rental homes coming off lease and newly purchased repossessions, (ii) home leases with option to purchase, and (iii) standard home leases.  Through Enspire, our finance company, and our in-community sales, we are focusing on sale of new and used homes at prices greater than $15,000.

With respect to property management, we expanded our district management infrastructure from seven districts to twelve districts in 2004 to reflect the increase of approximately 30,000 homesites to our overall portfolio.  Our integration priorities for the portfolio include human resources, training, IT systems and capital expenditure projects.  We have upgraded virtually all of the community managers from the acquired Hometown communities, causing delays in driving our occupancy programs.

THE PROPERTIES

As of March 31, 2005, our portfolio consisted of 315 manufactured home communities (net of 2 communities classified as discontinued operations, see Note 10 in the accompanying financial statements) comprising 63,658 homesites located in 27 states and 67 markets, primarily oriented toward all-age living.  Our five largest markets are Dallas/Fort Worth, Texas, with 11.4% of our total homesites; Atlanta, Georgia, with 7.8% of our total homesites; Salt Lake City, Utah, with 6.0% of our total homesites; the Front Range of Colorado, with 5.2% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas, with 3.8% of our total homesites.

As of March 31, 2005, our communities had an occupancy rate of 82.1%, and the average monthly rental income per occupied homesite was $360. Homesite leases by homeowners generally are month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of March 31, 2005:

		Percentage		Rental Income
	Number of	of		Per Occupied
	Total	Total		Homesite
Market (1)	Homesites	Homesites	Occupancy	Per Month (2)
Dallas/Fort Worth, TX	7,245	11.4%	79.8%	$353
Atlanta, GA	4,993	7.8%	86.7%	345
Salt Lake City, UT	3,835	6.0%	91.1%	348
Front Range, CO	3,290	5.2%	87.0%	425
Kansas City/Lawrence/Topeka	2,430	3.8%	88.1%	280
Jacksonville, FL	2,256	3.5%	86.9%	348
Wichita, KS	2,215	3.5%	62.7%	287
Orlando, FL	1,987	3.1%	88.5%	355
St Louis, MO - IL	1,950	3.1%	78.7%	287
Oklahoma City, OK	1,891	3.0%	77.1%	295
Greensboro/Winston Salem, NC	1,412	2.2%	68.2%	259
Davenport/Moline/Rock Island	1,406	2.2%	83.9%	265
Inland Empire, CA	1,223	1.9%	91.7%	411
Elkhart/Goshen, IN	1,217	1.9%	82.1%	319
Charleston, SC	1,179	1.9%	77.9%	241
Southeast Florida	1,125	1.8%	95.6%	499
Nashville, TN	1,102	1.7%	68.5%	293
Raleigh/Durham/Chapel Hill, NC	1,095	1.7%	83.4%	344
Syracuse, NY	1,091	1.7%	54.2%	342
Tampa/Lakeland/Winter Haven, FL	999	1.6%	78.5%	286
Subtotal – top 20 Markets	43,941	69.0%	81.9%	339
All Other Markets	19,717	31.0%	82.6%	296
Total / Weighted Average	63,658	100.0%	82.1%	$325

(1)	Markets are defined by our management.
(2)	Rental Income is defined as homeowner rental income, home renter rental income and other rental income reduced by our move-in bonuses and rent concessions.

COMMUNITIES

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

The following table presents certain information relative to our real estate segment as of and for the three months ended March 31, 2005 and 2004. “Same Communities” reflects information for all communities owned by us at both January 1, 2004 and March 31, 2005. “Same Communities” does not include the Hometown acquisition, the D.A.M. portfolio acquisition or the six other communities that we acquired subsequent to January 1, 2004 (in thousands, except home, community and income and revenue per unit information):

	Same Communities (4)		Real Estate Segment (4)
	2005	2004	2005	2004
Three Months Ended March 31:
Average total homesites	37,549	37,554	63,658	48,575
Average total rental homes	6,456	5,787	8,310	6,296
Average occupied homesites - homeowners	26,088	27,984	45,927	36,466
Average occupied homesites - rental homes	5,038	4,145	6,177	4,594
Average total occupied homesites	31,126	32,129	52,104	41,060
Average occupancy - rental homes	78.0%	71.6%	74.3%	73.0%
Average occupancy - total	82.9%	85.6%	81.8%	84.5%

Real estate revenue
Homeowner rental income	$22,538	$23,414	$39,328	$29,424
Home renter rental income	9,256	8,537	11,231	8,740
Other	114	109	299	162
Rental income	31,908	32,060	50,858	38,326
Utility and other income	3,641	3,252	5,493	3,759
Total real estate revenue	35,549	35,312	56,351	42,085
Real estate expenses
Property operations expenses	12,117	10,649	20,194	12,608
Real estate taxes	2,996	2,876	4,291	3,310
Total real estate expenses	15,113	13,525	24,485	15,918
Real estate net segment income	$20,436	$21,787	$31,866	$26,167
Average monthly real estate revenue per
total occupied homesite (1)	$381	$366	$361	$342
Average monthly homeowner rental
income per homeowner occupied
homesite (2)	$288	$279	$285	$269
Average monthly real estate revenue per
total homesite (3)	$316	$313	$295	$289
As of March 31:
Total communities	199	199	315	272
Total homesites	37,548	37,554	63,658	59,586
Occupied homesites	31,239	32,073	52,293	49,947
Total rental homes owned	6,419	6,107	8,345	7,192
Occupied rental homes	5,235	4,233	6,566	5,516

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

(4) Real estate segment and homesite data excludes discontinued operations.

	Three Months Ended March 31,
	Same Communities (a)		As Reported
	2005	2004	2005	2004

Net segment income:
Real estate	20,436	$21,787	31,866	$26,167
Retail home sales	—	—	(2,843)	(179)
Finance and insurance	(184)	(36)	(184)	(36)
Corporate and other	(271)	(72)	(271)	(72)
	19,981	21,679	28,568	25,880

Other expenses:
Property management	1,431 (b)	1,064 (b)	2,265	1,454
General and administrative	5,345 (c)	4,675 (d)	5,359	14,795
Initial public offering related costs	—	—	—	4,417
Early termination of debt	—	—	—	13,427
Depreciation and amortization	11,160	12,927	20,031	14,910
Interest expense	9,850	12,443	15,329	14,471
Total other expenses	27,786	31,109	42,984	63,474
Interest income	(383)	(295 (e)	(383)	(342)
Loss before allocation to minority interest	(7,422)	(9,135)	(14,033)	(37,252)
Minority interest	292	756	552	3,084
Loss from continuing operations	(7,130)	(8,379)	(13,481)	(34,168)
Income from discontinued operations	—	—	928	452
Loss on sale of discontinued operations	—	—	(730)	—
Minority interest in discontinued operations	—	—	(11)	(21)
Net loss	(7,130)	(8,379)	(13,294)	(33,737)
Preferred stock dividend	—	—	(2,578)	(1,232)
Net loss attributable to common stockholders	$(7,130)	$(8,379)	$(15,872)	$(34,969)

(a)

Same communities information excludes results of communities acquired in the Hometown, D.A.M. and other acquisitions after January 1, 2004 and the communities sold or held for sale before March 31, 2005.

(b)	Prorated based on 199 communities as compared to 315 in 2005 and 272 in 2004.
(c)	Excludes amortization of restricted stock of $14 thousand issued in connection with the IPO.
(d)	Excludes restricted stock expenses of $10.1 million recognized in connection with the IPO and vested in the quarter.
(e)	Excludes interest earned on additional cash received in connection with the IPO, the financing ransaction and the Hometown acquisition.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

                Overview.  Our results for the three months ended March 31, 2005 include the operations of communities acquired in the Hometown, D.A.M. and other 2004 acquisitions for a full quarter, whereas our results for the quarter ended March 31, 2004 include the operations of the Hometown communities from the date of acquisition, February 18, 2004, through March 31, 2004, and no other 2004 acquisitions.

                Revenue.  Revenue for the three months ended March 31, 2005 was $64.6 million, as compared to $42.9 million for the three months ended March 31, 2004, an increase of $21.7 million, or 50%. Rental income increased by $12.5 million, primarily due to $12.7 million from 2004 acquisitions partially offset by a $0.2 million decrease from same communities. The decrease in same communities revenues primarily is due to $1.6 million from lower occupancy partially offset by $0.7 million from increased rental rates and $0.7 million from higher home renter rental income. Revenue from the sale of manufactured homes increased by $7.3 million due to our in-community retail home sales and financing initiative.  Utility and other income increased by $1.8 million due to our 2004 acquisitions.

                Property Operations Expense.  For the three months ended March 31, 2005, total property operations expense was $20.2 million, as compared to $12.6 million for the three months ended March 31, 2004, an increase of $7.6 million, or 60%. The increase primarily is due to additional expense of $6.1 million from 2004 acquisitions and an increase of $1.5 million in expenses in same communities. The increase in property operations expense from same communities primarily is due to an increase in salaries and benefits of $0.7 million, or 24%, an increase in utilities expense of $0.3 million, or 7%, and higher repairs and maintenance of $0.2 million, or 13%.

                Real Estate Taxes Expense.  Real estate taxes expense for the three months ended March 31, 2005 was $4.3 million, as compared to $3.3 million for the three months ended March 31, 2004, an increase of $1.0 million or 30%. The increase is due primarily to our 2004 acquisitions.

                Cost of Manufactured Homes Sold.  The cost of manufactured homes sold was $8.2 million for the three months ended March 31, 2005, as compared to $0.6 million for the three months ended March 31, 2004, an increase of $7.6 million. The increase primarily was due to the increase in sales of manufactured homes. The Company experienced a net loss on the sale of manufactured homes of $0.2 million for the three months ended March 31, 2005, as compared with a net profit of $0.2 million for the three months ended March 31, 2004.

                Retail Home Sales, Finance, Insurance and Other Operations Expense.  For the three months ended March 31, 2005, total retail home sales, finance, insurance and other operations expense was $3.3 million as compared to $0.6 million for three months ended March 31, 2004, an increase of $2.7 million. This increase is due to the increase in manufactured homes sold and the costs associated with creating the community based sales and finance organization. The increase is partially offset by the elimination of the costs of maintaining stand-alone retail stores.

                Property Management Expense.  Property management expense for the three months ended March 31, 2005 was $2.3 million, as compared to $1.5 million for the three months ended March 31, 2004, an increase of $0.8 million, or 56%. The increase primarily is due to the expansion in 2004 from seven to twelve district offices in 2004 and the related staffing costs for the new districts in connection with the 2004 acquisitions and the resultant increase in our community portfolio.

                General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2005 was $5.4 million, as compared to $14.8 million for the three months ended March 31, 2004, a decrease of $9.4 million, or 64%. The decrease primarily was due to a non-recurring $10.1 million expense incurred in the 2004 first quarter in conjunction with the IPO in which we granted 530,000 shares of restricted stock that vested immediately.

                IPO Related Costs.  During the three months ended March 31, 2004, we incurred $4.4 million in organization and other costs directly related to the IPO. These costs included legal fees, third party due diligence costs, travel expenses, transfer taxes, filing fees and other miscellaneous items.

                Early Termination of Debt.  During the three months ended March 31, 2004, we wrote off $7.1 million of loan origination costs and incurred an expense of $6.3 million related to exit fees applicable to the repayment of debt in the financing transaction.

                Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2005 was $20.0 million, as compared to $14.9 million for the three months ended March 31, 2004, an increase of $5.1 million, or 34%. The increase primarily is due to increased depreciation on communities acquired in our 2004 acquisitions.

                Interest Expense.  Interest expense for the three months ended March 31, 2005 was $15.3 million, as compared to $14.5 million for the three months ended March 31, 2004, an increase of $0.8 million, or 6%. The increase is due to a higher outstanding average debt balance of approximately $158 million, as well as higher effective weighted average interest rates on our variable rate debt.

                Minority Interest.  Minority interest for the three months ended March 31, 2005 was $0.6 million as compared to $3.1 million for the three months ended March 31, 2004, a decrease of $2.5 million, or 82%. The decrease primarily was due to the minority interest share of our decrease in loss before allocation to minority interest partially offset by a decrease in minority interest share of net loss to 5.6% after our IPO from 13.9% for all periods prior to our IPO.

                Preferred Stock Dividend.  On March 16, 2005, the ARC board of directors declared a $0.5156 dividend on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 29, 2005, amounting to $2.6 million.  For the quarter ended March 31, 2004, the dividend declared was $0.4182 per share, or $1.2 million prorated from funding of the IPO on February 18, 2004.

                Net Loss Available to Common Stockholders.  As a result of the foregoing, our net loss available to common stockholders was $15.9 million for the three months ended March 31, 2005, as compared to $35.0 million for the three months ended March 31, 2004, an increase of $19.1 million or 55%. Our net loss available to common stockholders for the three months ended March 31, 2004 includes $27.9 million of costs related to the IPO, the related financing transaction and the Hometown acquisition including: (1) $10.1 million from restricted stock grants; (2) $4.4 million from IPO related organization and other costs; and (3) $13.4 million from the early termination of debt.

LIQUIDITY AND CAPITAL RESOURCES

                The Company’s principal liquidity demands have historically been, and are expected to continue to be, recurring and non-recurring capital improvements of communities, debt repayment, the purchase of new and used homes for lease and sale, property acquisitions, funding loans to home buyers, Operating Partnership unit distributions, and common and preferred stock dividends. The Company intends to meet these liquidity requirements through its working capital provided by operating activities, available financing under its floor plan line of credit for home purchases, available financing under its consumer finance facility to fund home loans, available financing under our new lease receivables line of credit to be secured by homes in the Company’s rental portfolio, other available unsecured financing and the potential sale of communities. The Company considers these resources to be adequate to meet all operating requirements, including recurring capital improvements, debt service, other normally recurring expenditures of a capital nature and, if necessary, to pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code (the “Code”).

                To accomplish our plans and growth objectives for the next 12 months, we intend to invest significant funds for the purchase of manufactured homes for rent, lease with option to purchase and sale. We expect to commit to these expenditures only as demand warrants and we have entered into no significant forward purchase commitments with respect to these purchases. To optimize the long-term returns from our recent acquisitions, we also plan to incur non-recurring capital expenditures, of which approximately 40% are expected to be used to allow for the placement of manufactured homes onto vacant homesites in our communities. In addition, we plan to make recurring capital expenditures as necessary to keep our communities up to our standards and for general capital improvements.

                We expect to fund our short-term liquidity needs described above through net cash provided by operations, proceeds from our March 2005 issuance of $25 million in trust preferred securities, borrowings under our $50 million floorplan line of credit, borrowings under our new $75 million lease receivables line of credit and other sources of capital. In addition, we have identified up to 14 communities for sale and we have the ability to sell additional communities if conditions warrant.

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

                Our plan is to increase occupancy through the activities described above. However, based on our historical results, we do not believe that the Company will be able to fully fund its debt service obligations and recurring capital expenditures, as well as its plans and growth objectives described above, out of operating cash flows. Accordingly, our ability to implement our plans and growth objectives described above will depend upon our ability to obtain adequate funding from the financing sources described above or from other available funding sources. We cannot assure that we will sell additional communities, sell new or used homes, borrow under our consumer finance line of credit, refinance expiring credit lines or make other arrangements necessary to fund some or all of our activities to increase occupancy. Should we not be able to obtain sufficient funds for these purposes, we may determine that it is necessary to substantially defer or eliminate some or all of our plans and growth objectives that require these funds, including home purchases, consumer loans, and non-recurring capital expenditures, as well as reduce or eliminate our distributions to our stockholders.

CASH FLOWS

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Cash provided by operations was $6.6 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. The increase in cash provided by operations for 2005 as compared to 2004 primarily was due to the reduction in net loss attributable to common stockholders.

Cash provided by investing activities was $6.6 million in the three months ended March 31, 2005, compared with cash used in investing activities of $528.6 million in the same period in 2004.  The increase in cash from investing activities primarily was due to the Hometown portfolio acquisition in the first quarter of 2004 and proceeds from community sales in the first quarter of 2005.

Cash used in financing activities was $5.7 million in the three months ended March 31, 2005, compared with cash provided by financing activities of $589.6 million in the same period in 2004.  The decrease in cash from financing activities primarily was due to issuance of additional indebtedness and common and preferred stock issuances in connection with our IPO in the first quarter of 2004, as well as the repayment of existing indebtedness and the payment of both common and preferred stock dividends in the first quarter of 2005.

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2005 and 2004. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

At March 31, 2005, we had approximately $1,037.4 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands):

2005	$110,502
2006(1)	163,723
2007	10,900
2008	61,803
2009	113,572
Thereafter	570,611
Commitments	1,031,111
Unamortized premium related to indebtedness assumed in Hometown and DAM acquisitions	6,322
$1,037,433

(1)          $141.1 million of senior variable rate mortgage debt due 2006 may be extended for three additional 12-month periods at our option and subject to certain conditions.

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

	Three Months Ended March 31,
	2005	2004
Reconciliation of FFO:
Loss from continuing operations	$(13,481)	$(34,168)
Plus:
Depreciation and amortization	20,031	14,910
Income from discontinued operations	928	452
Depreciation and amortization from discontinued operations	23	729
Less:
Amortization of loan origination fees	(1,861)	(868)
Depreciation expense on furniture, equipment and vehicles	(422)	(369)
Minority interest portion of FFO reconciling items	(1,036)	(1,162)
FFO (a)	4,182	(20,476)
Less: preferred stock dividends	(2,578)	(1,232)
FFO available to common stockholders	$1,604	$(21,708)

(a) Our FFO for the three months ended March 31, 2004 includes $27.9 million of costs related to the IPO, financing transactions and the Hometown acquisition.

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

As of March 31, 2005, our total debt outstanding was approximately $1,037.4 million, comprised of approximately $778.3 million of indebtedness subject to fixed interest rates and approximately $259.1 million, or 25% of our total consolidated debt, subject to variable interest rates.  In February 2004 we entered into a two-year interest rate swap agreement pursuant to which we effectively fixed the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, approximately 85% of our total indebtedness is subject to fixed interest rates for a minimum of two years.

If LIBOR and the prime rate were to increase by 1.00%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.6 million annually. If, after consideration of the interest rate swap agreement described above, LIBOR and the prime rate were to increase by 1.00%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.6 million annually.

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

The fair value of debt outstanding as of March 31, 2005 was approximately $1,053.6 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2005 (dollars in thousands):

			Weighted
		Percentage	Average
	Amount of	of Total	Interest	Maturity
	Debt	Debt	Rate	Date
Fixed Rate Debt
Senior fixed rate mortgage due 2012	$303,060	29.2%	7.35%	2012
Senior fixed rate mortgage due 2014	212,600	20.5%	5.53%	2014
Senior fixed rate mortgage due 2009	99,277	9.6%	5.05%	2009
Various individual fixed rate mortgages due 2005 through 2031	152,997	14.7	7.31%	2005 to 2031
Fixed rate note due 2005	8,000	0.8%	7.25%	2005
Other loans	2,377	0.2%	7.72%	2005
	778,311	75.0%	6.55%
Variable Rate Debt
Senior variable rate mortgage due 2006	141,134	13.6%	5.80%	2006
Revolving credit mortgage facility	58,764	5.7%	5.76%	2005
Trust preferred securities due 2035	25,000	2.4%	6.37%	2035
Floorplan lines of credit	34,224	3.3%	7.79%	2005
	259,122	25.0%	6.11%
	$1,037,433	100.0%	6.44%

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                (b)  Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)          Exhibits:

See Exhibit Index

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

Date: May 13, 2005

	By:	/s/ LAWRENCE E. KREIDER
Lawrence E. Kreider
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and a duly authorized
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

10.1	Form of Restricted Stock Grant Agreement for use under the Affordable Residential Communities Inc. 2003 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed