Form 10-Q
period 2005-06-30
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2005-07-29
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the Registrant’s common stock outstanding at July 27, 2005 was 40,956,581.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005
INDEX

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2005	2004
Assets
Rental and other property, net	$1,587,040	$1,532,780
Assets held for sale	3,368	54,123
Cash and cash equivalents	19,616	39,802
Tenant notes and other receivables, net	32,826	18,799
Inventory	307	11,230
Loan origination costs, net	14,510	14,403
Loan reserves	35,453	31,019
Goodwill	85,264	85,264
Lease intangibles and customer relationships, net	16,087	19,106
Prepaid expenses and other assets	10,315	6,476
Total assets	$1,804,786	$1,813,002
Liabilities and Stockholders’ Equity
Notes payable	$1,089,004	$1,001,622
Liabilities related to assets held for sale	2,656	29,516
Accounts payable and accrued expenses	31,273	37,877
Dividends payable	10,084	15,505
Tenant deposits and other liabilities	15,109	12,776
Total liabilities	1,148,126	1,097,296
Minority interest	51,440	56,659
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 40,955,729 and 40,874,061 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	410	409
Additional paid-in capital	791,922	790,528
Unearned compensation	(939)	(235)
Accumulated other comprehensive income	1,206	1,208
Retained deficit	(306,487)	(251,971)
Total stockholders’ equity	605,220	659,047
Total liabilities and stockholders’ equity	$1,804,786	$1,813,002

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue
Rental income	$51,366	$47,884	$102,224	$86,210
Sales of manufactured homes	18,288	2,082	26,278	2,789
Utility and other income	5,835	5,114	11,481	9,097
Net consumer finance interest income (expense)	155	32	205	(40)
Total revenue	75,644	55,112	140,188	98,056
Expenses
Property operations	20,042	17,626	40,363	30,234
Real estate taxes	4,407	4,080	8,698	7,390
Cost of manufactured homes sold	16,190	1,809	24,405	2,365
Retail home sales, finance and insurance	4,112	1,498	7,317	2,079
Property management	2,494	1,600	4,759	3,054
General and administrative	6,259	4,304	11,618	19,099
Initial public offering related costs	—	—	—	4,417
Early termination of debt	—	—	—	13,427
Depreciation and amortization	22,224	17,242	42,255	32,152
Interest expense	16,544	12,729	31,817	27,209
Total expenses	92,272	60,888	171,232	141,426
Interest income	(277)	(450)	(660)	(792)
Loss before allocation to minority interest	(16,351)	(5,326)	(30,384)	(42,578)
Minority interest	618	452	1,170	3,536
Loss from continuing operations	(15,733)	(4,874)	(29,214)	(39,042)
Income from discontinued operations	72	343	1,000	795
Gain (loss) on sale of discontinued operations	52	—	(678)	—
Minority interest in discontinued operations	(6)	(17)	(17)	(38)
Net loss	(15,615)	(4,548)	(28,909)	(38,285)
Preferred stock dividend	(2,578)	(2,578)	(5,156)	(3,810)
Net loss attributable to common stockholders	$(18,193)	$(7,126)	$(34,065)	$(42,095)
Loss per share from continuing operations
Basic loss per share	$(0.45)	$(0.18)	$(0.84)	$(1.22)
Diluted loss per share	$(0.45)	$(0.18)	$(0.84)	$(1.22)
Income per share from discontinued operations
Basic income per share	$—	$0.01	$0.01	$0.02
Diluted income per share	$—	$0.01	$0.01	$0.02
Loss per share attributable to common stockholders
Basic loss per share	$(0.45)	$(0.17)	$(0.83)	$(1.20)
Diluted loss per share	$(0.45)	$(0.17)	$(0.83)	$(1.20)
Weighted average share information
Common shares outstanding	40,877	40,857	40,869	35,045

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flow from operating activities
Net loss attributable to common stockholders	$(34,065)	$(42,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,255	32,152
Stock grant compensation expense	326	10,144
Preferred stock dividend declared	5,156	3,810
Partnership preferred unit distributions declared	786	—
Minority interest in net loss	(1,956)	(3,536)
Non-cash IPO related costs	—	389
Early termination of debt	—	7,100
Depreciation and minority interest included in income from discontinued operations	22	1,897
Loss on sale of discontinued operations	678	—
Gain on sale of manufactured homes	(1,873)	—
Changes in operating assets and liabilities, net of acquisitions	(10,340)	9,110
Net cash provided by operating activities	989	18,971
Cash flow from investing activities
Acquisition of Hometown communities	—	(507,136)
Acquisition of D.A.M. and other communities	—	(14,754)
Purchases of manufactured homes	(68,300)	(44,856)
Proceeds from community sales	48,721	—
Proceeds from manufactured home sales	13,014	—
Community improvements and equipment purchases	(32,605)	(10,068)
Net cash used in investing activities	(39,170)	(576,814)
Cash flow from financing activities
Cash flow from IPO
Common stock offering	—	437,790
Preferred stock offering	—	125,000
Common stock offering expenses	—	(36,813)
Preferred stock offering expenses	—	(5,593)
Cash flow from IPO related financing transactions
Debt issued in the financing transactions	—	500,000
Debt paid in the financing transactions	—	(439,048)
Payment of loan origination costs	—	(8,122)
Release of restricted cash	—	12,278
Release of loan reserves	—	19,089
New loan reserves	—	(14,247)
Proceeds from issuance of debt	155,483	5,000
Repayment of debt	(94,352)	(5,690)

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Payment of common and OP Unit dividends	(27,045)	(6,474)
Payment of preferred dividends	(5,156)	(2,091)
Payment of partnership preferred distributions	(786)	—
Repurchase of OP Units	(1,836)	—
Restricted cash	—	456
Loan reserves	(4,434)	(992)
Loan origination costs	(3,879)	(1,589)
Net cash provided by financing activities	17,995	578,954
Net (decrease) increase in cash and cash equivalents	(20,186)	21,111
Cash and cash equivalents, beginning of period	39,802	26,631
Cash and cash equivalents, end of period	$19,616	$47,742
Non-cash financing and investing transactions:
Debt assumed in connection with acquisitions	$—	$122,863
OP Units issued in connection with acquisitions	$—	$33,142
Notes receivable for manufactured home sales	$11,402	$—
Supplemental cash flow information:
Cash paid for interest	$33,931	$28,243

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Affordable Residential Communities Inc. (the “Company” or “ARC”) is a Maryland corporation organized as a fully integrated, self-administered and self-managed equity real estate investment trust (“REIT”) for U. S. Federal income tax purposes and is engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses including acting as agent in the sale of homeowners’ insurance and related products, all exclusively to residents and prospective residents of our communities. We were organized in July 1998 and operate primarily through Affordable Residential Communities LP (the “Operating Partnership” or “OP”) and its subsidiaries, of which we are the sole general partner and owned 94.8% as of June 30, 2005.

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

As of June 30, 2005, we owned and operated 315 communities (net of one community classified as discontinued operations, see Note 10) consisting of 62,942 homesites (net of 126 homesites classified as discontinued operations) in 27 states with occupancy of 84.5%. Our five largest markets are Dallas-Fort Worth, Texas, with 11.5% of our total homesites; Atlanta, Georgia, with 7.9% of our total homesites; Salt Lake City, Utah, with 6.0% of our total homesites; the Front Range of Colorado, with 5.2% of our total homesites; and Kansas City-Lawrence-Topeka, with 3.9% of our total homesites. We also conduct a retail home sales business.

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

The interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company, and all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that the recoverability of the net book value of the asset is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if an impairment adjustment is required. If this review indicates that the asset’s carrying amount will not be fully recoverable, we will reduce the carrying value of the asset to its estimated fair value. We recorded no impairment charges during the three and six months ended June 30, 2005 and 2004.

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

Revenue Recognition

We recognize rental income on homesites and homes when earned and due from residents. Leases entered into by tenants for the rental of a site are generally month-to-month and are renewable by mutual agreement of the resident and us or, in some cases, as provided by statute. Leases entered into by home renters are generally one year in duration and are renewable by mutual agreement between the home renter and us. We defer rent received in advance and recognize it in income when earned. On lease with option to purchase contracts, we defer recognition of all down-payments, supplemental lease payments and sales commissions until the point of sale, which generally is at the end of the lease term.

We recognize revenues from manufactured home sales when we receive the down payment, the buyer arranges financing, we transfer title, possession and other attributes of ownership to the buyer, and we have no further obligations to perform significant additional activities.

Restricted Stock Grants

We have included a charge of $10.1 million in general and administrative expense for the six months ended June 30, 2004, representing the value of 530,000 shares of common stock that were granted on February 18, 2004 under our 2003 equity incentive plan and vested on the date of grant. We valued the shares at $19.00 per share, the price at which we sold shares in the IPO (see Note 2). In addition, during 2004 we granted 95,000 shares of restricted common stock that vest over five years. In June 2004, 42,500 of these restricted shares were forfeited and in October 2004, an additional 37,500 shares of restricted stock were forfeited pursuant to the terms of their issuance. During the six months ended June 30, 2005, 3,000 of these shares vested. In April 2005, the ARC board of directors approved an award of 80,000 shares of common stock to Scott D. Jackson, the Company’s Chief Executive Officer, under the Company’s 2003 equity incentive plan. The shares granted will vest over three years with 20,000 shares vesting immediately and 20,000 shares vesting on each of the anniversary dates until April 29, 2008. Vesting is subject to Mr. Jackson’s continued employment with the Company and may be accelerated in the event of death, a change in control, or termination other than for cause. Vested shares may not be sold by Mr. Jackson until the first anniversary date of vesting without the prior written consent of the Compensation Committee. All shares, vested and unvested, are entitled to receive dividends and to vote unless forfeited.

We have recorded the unvested portion of the 72,000 outstanding restricted shares as of June 30, 2005 as unearned compensation on the balance sheet and are amortizing the balance ratably over the vesting period. We recorded compensation expense related to restricted shares of $312,000 and $326,000 during the three and six months ended June 30, 2005, respectively, as compared to $90,000 and $135,000 during the same periods in 2004.

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

Interest and Internal Cost Capitalization

We capitalize our interest costs (using our average cost of borrowings) and internal costs (using actual time spent and related costs) on development of long-lived assets from the date we begin substantive activities through the date we place such assets into service in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, respectively. The long-lived assets on which we capitalize interest include general construction activities in our communities, manufactured homes and, in the case of the communities acquired, the cost of the vacant homesites we acquired on which we are making improvements and placing a manufactured home for rent or sale. We capitalized interest and internal costs of $0.2 million and $0.5 million during the three and six months ended June 30, 2005, respectively, as compared to $1.2 million and $1.8 million capitalized during the same periods in 2004.

Accumulated Other Comprehensive Income and Comprehensive Loss

Amounts recorded in accumulated other comprehensive income as of June 30, 2005 represent unrecognized gains on our interest rate swap, which qualifies as a cash flow hedge and will be marked to market over the life of the instrument. Including these unrecognized gains or losses, our comprehensive loss for the three and six months ended June 30, 2005 was $18.5 million and $34.1 million, respectively, compared with a comprehensive loss of $5.3 million and $40.8 million during the same periods in 2004.

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

We have prepared the following unaudited pro-forma income statement information as if the Hometown and D.A.M. acquisitions had occurred on January 1, 2004. The pro-forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisitions on January 1, 2004 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 Actual	2004 Pro-Forma	2005 Actual	2004 Pro-Forma
Revenue	$75,644	$57,676	$140,188	$111,513
Total expenses	$92,272	$63,198	$171,232	$153,962
Interest income	$(277)	$(450)	$(660)	$(852)
Loss from continuing operations before allocation to minority interest	$(16,351)	$(5,072)	$(30,384)	$(41,597)
Minority interest	$618	$436	$1,170	$3,473
Loss from continuing operations	$(15,733)	$(4,636)	$(29,214)	$(38,124)
Discontinued operations	$118	$326	$305	$1,047
Net loss	$(15,615)	$(4,310)	$(28,909)	$(37,077)
Net loss attributable to common stockholders	$(18,193)	$(6,888)	$(34,065)	$(40,887)
Basic loss per share	$(0.45)	$(0.17)	$(0.83)	$(1.17)
Weighted average shares outstanding	40,877	40,857	40,869	35,045
Diluted loss per share	$(0.45)	$(0.17)	$(0.83)	$(1.17)

Other Acquisitions

During the period from January 1, 2004 through December 31, 2004, in addition to the Hometown and D.A.M. portfolio acquisitions, we acquired six manufactured home communities from unaffiliated third parties for approximately $16.5 million in cash and $3.8 million in assumed debt. We accounted for these acquisitions utilizing the purchase method of accounting and, accordingly, have allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair values at the date of their acquisition. We allocated the majority of the purchase price to the rental property and intangible assets, including customer relationships and leases intangibles. No acquisitions were made in the three and six months ended June 30, 2005.

We have not presented pro-forma results of operations for the three or six months ended June 30, 2004 as if these other acquisitions were made on the first day of 2004, as the effects of these other acquisitions are not material to our financial position, results of operations or cash flows for this period.

The table below summarizes all of our manufactured home community acquisitions for the period January 1, 2004 through June 30, 2005:

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

On May 23, 2005, we declared a quarterly dividend of $0.1875 per share of common stock. We paid the total common stock dividend of $7.7 million on July 15, 2005 to shareholders of record on June 30, 2005. Also on May 23, 2005, we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. We paid the total preferred stock dividend of $2.6 million on July 29, 2005 to shareholders of record on July 15, 2005.

At June 30, 2005, minority interest consisted of 2,261,451 OP Units that were issued to various limited partners and 1,005,688 PPUs issued on June 30, 2004 as part of the D.A.M. portfolio acquisition. Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a “Paired Equity Unit”) that allows each holder to vote an OP Unit on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash, or at our election, one share of our common stock. During the second quarter of 2005, the Company redeemed for cash approximately 142,000 OP Units totaling approximately $1.8 million.

The PPUs outstanding as of June 30, 2005 consist of 300,000 Series “B” units and 705,688 Series “C” units. The Series “B” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series “B” PPUs can be redeemed at the option of the Operating Partnership for common stock, cash and/or notes payable after the fifth anniversary of their issuance. In July 2005, according to the terms of the Series “B” PPUs, the Series “B” PPU holders requested redemption of their units, and the Operating Partnership elected to repurchase them for approximately $2.5 million in cash and notes payable totaling approximately $5.0 million. As of June 30, 2005, we have accrued $78,125 of the Series “B” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “B” preferred unitholders through that date.

The Series “C” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series “C” PPUs can be redeemed at the option of the Operating Partnership for cash after the fifth anniversary of their issuance. Series “C” PPU holders can request redemption of their units after the two and a half year anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock, cash and/or a note payable, at the Operating Partnership’s option. Series “B” and “C” units have the same priority as to the payment of distributions. As of June 30, 2005, we had accrued $183,773 of the Series “C” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “C” preferred unitholders through that date.

We have recorded an equity transfer adjustment between additional paid-in capital and the minority interest in our consolidated balance sheet as of June 30, 2005 to account for changes in the respective ownership in the underlying equity of the Operating Partnership.

The following summarizes the activity of the minority interest in the Operating Partnership (in thousands):

Minority interest at December 31, 2004	$56,659
Minority interest in loss	(1,153)
Transfer to stockholders’ equity	(271)
Repurchase of OP Units	(1,836)
Distributions to PPU holders	(786)
Distributions to OP unit holders	(1,173)
Minority interest at June 30, 2005	$51,440

4.   Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	June 30,	December 31,
	2005	2004
Land	$211,822	$211,383
Land improvements and buildings	1,297,792	1,268,002
Rental homes and improvements	249,169	197,668
Furniture, equipment and vehicles	14,478	12,434
Subtotal	1,773,261	1,689,487
Less accumulated depreciation	(186,221)	(156,707)
Rental and other property, net	$1,587,040	$1,532,780

We have capitalized interest and internal costs of $0.2 million and $0.5 million in the cost of land and building improvements and manufactured home purchases for the three and six months ended June 30, 2005, respectively, as compared to $1.7 million and $2.4 million capitalized during the same periods in 2004.

5.   Notes Payable

The following table sets forth certain information regarding our notes payable (in thousands):

	June 30,	December 31,
	2005	2004
Senior fixed rate mortgage due 2012, 7.35% per annum	$302,325	$303,903
Senior fixed rate mortgage due 2014, 5.53% per annum	211,921	213,333
Senior fixed rate mortgage due 2009, 5.05% per annum	98,926	99,651
Senior variable rate mortgage due 2006, LIBOR plus 3.00% per annum (6.22% at June 30, 2005)	140,468	150,871
Various individual fixed rate mortgages due 2005 through 2031, averaging 7.31% per annum	153,074	153,818
Revolving credit mortgage facility due 2005, LIBOR plus 2.95% per annum (6.17% at June 30, 2005)	58,764	51,000
Trust preferred securities due 2035, LIBOR plus 3.25% per annum (6.26% at June 30, 2005)	25,780	—
Consumer finance facility due 2008, LIBOR plus 3.00% per annum (6.18% at June 30, 2005)	9,369	—
Lease receivable facility due 2007, LIBOR plus 7.00% per annum (10.22% at June 30, 2005)	42,100	—
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (averaging 6.59% at June 30, 2005)	43,945	27,999
Other loans	2,332	1,047
	$1,089,004	$1,001,622

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

Senior Fixed Rate Mortgage Due 2009

We entered into the Senior Fixed Rate Mortgage due 2009 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 29 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2009 bears interest at a fixed rate of 5.05% per annum, will amortize based on a 30-year amortization schedule and will mature on March 1, 2009. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2009 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Variable Rate Mortgage Due 2006

We entered into the Senior Variable Rate Mortgage due 2006 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 44 manufactured home communities owned by these subsidiaries. The Senior Variable Rate Mortgage due 2006 bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR (6.22% at June 30, 2005) and will mature in February 2006. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage due 2006 for three additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375% of the outstanding principal balance, respectively. We purchased interest rate caps to limit our interest costs in the event of increases in the one-month LIBOR above 5.00%, and intend to purchase such caps for any extensions, as applicable. We will incur an exit fee equal to 0.50% of the loan amount payable upon any repayment of the principal amount of the loan. The exit fee will be subject to reduction by an amount equal to 0.50% of the principal amount of any first mortgage loans provided by the lenders to refinance the Senior Variable Rate Mortgage due 2006. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. We may repay the Senior Variable Rate Mortgage due 2006 subject to a prepayment penalty calculated as the product of 0.25%, the number of payment dates remaining to maturity and the amount being repaid for prepayments made in months one through twelve. Prepayments made in months 13 to 24 are subject to a flat 1% fee of amounts repaid.

Various Individual Fixed Rate Mortgages Due 2005 Through 2031

We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition . We have refinanced one property and expect to refinance additional properties over time. The mortgages are secured by specific manufactured home communities and are subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage. The mortgages are as follows:

a)               Mortgages assumed and one refinanced as part of individual property purchases. These notes total approximately $46.7 million at June 30, 2005, mature from 2006 through 2028 and have an average effective annual interest rate of 7.25%.

b)              Mortgages assumed in conjunction with the Hometown acquisition. These notes total approximately $77.4 million at June 30, 2005, mature from 2005 through 2031 and carry an average effective annual interest rate of 7.06%.

c)               Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $29.0 million at June 30, 2005, mature in 2008 and carry an average effective annual interest rate of 7.18%.

Revolving Credit Mortgage Facility

In September 2004, we obtained a Revolving Credit Mortgage Facility for borrowings of up to $85.0 million. This facility is an obligation of a subsidiary of the Operating Partnership and is secured by 33 communities that previously secured the cancelled Senior Revolving Credit Facility (see Note 6 to the Company’s consolidated financial statements for the year ended December 31, 2004 as filed on Form 10-K), as well as various additional communities acquired subsequent to our IPO. Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements related to the value and cash flows of the communities securing the loan. The Revolving Credit Mortgage Facility bears interest at the one month LIBOR plus 2.95% (6.17% at June 30, 2005) and has a term of one year. We incurred a commitment fee of 0.5% at the closing of the facility and will pay origination fees of 0.5% with each advance. The facility contains no significant financial covenants.

Trust Preferred Securities Due 2035

On March 15, 2005, the Company issued $25.8 million in unsecured trust preferred securities. The $25.8 million trust preferred securities bear interest at 3-month LIBOR plus 3.25% (6.26% at June 30, 2005). Interest on the securities is paid on the 30th of March, June, September and December of each year. The Company may redeem these securities on or after March 30, 2010 in whole or in part from time to time at principal amount plus accrued interest. The securities are mandatorily redeemable on March 15, 2035 if not redeemed sooner.

Consumer Finance Facility

We entered into the Retail Home Sales and Consumer Finance Debt Facility (the “Consumer Finance Facility”) on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition and amended it in April 2005 in connection with entering into a two-year, $75.0 million secured revolving lease receivables credit facility (see Lease Receivables Facility below). The Consumer Finance Facility, as amended, has a total commitment of $125.0 million and a term of four years. This facility is an obligation of a subsidiary of our Operating Partnership, and borrowings under this facility are secured by manufactured housing conditional sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility. The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR (6.18% at June 30,

2005). The facility includes customary affirmative and negative covenants, including minimum GAAP tangible net worth and maximum leverage covenants. We are in compliance with all financial covenants under the facility as of June 30, 2005. During the quarter, we paid a commitment fee of 1.00% on the original committed amount and 0.75% of the amended committed amount and will pay additional annual commitment fees payable on each anniversary of the closing. Advances under the facility will be subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

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

Lease Receivables Facility

On April 6, 2005, the Company entered into a two-year, $75.0 million secured revolving credit facility (the “Lease Receivables Facility”) with Merrill Lynch Mortgage Capital Inc. to be used to finance the purchase of manufactured homes and for general corporate purposes.

Borrowings under the Lease Receivables Facility are secured by an assignment of all lease receivables and rents, an assignment of the underlying manufactured homes and a pledge by ARCHC LLC and ARC Housing GP LLC of 100% of the outstanding equity in ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”), each an indirect wholly-owned subsidiary of Affordable Residential Communities LP. Borrowings under the Lease Receivables Facility will bear interest at the one-month LIBOR plus 7.00% (10.22% at June 30, 2005), decreasing to one-month LIBOR plus 3.25% after July 31, 2005, provided Housing meets certain quarterly performance targets. Interest is payable monthly.

Borrowings under the Lease Receivables Facility are limited to an amount equal to approximately 55% of the net book value of the eligible manufactured housing units owned by Housing and their associated setup costs and located in ARC’s communities, subject to applicable borrowing base requirements. The maximum amount available under the Lease Facility will decrease by $3.0 million per quarter commencing July 1, 2005 until maturity in March 2007.

Floorplan Lines of Credit

In August 2004, we amended our floorplan line of credit to provide borrowings of up to $50.0 million secured by manufactured homes in inventory. Under the amended line of credit, the lender will advance 90% of the purchase cost of manufactured homes for the first $40.0 million in advances, with the remaining $10.0 million in advances made at 75% of such home costs. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the amended line of credit will bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 6.59% at June 30, 2005) based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The amended line of credit requires the Operating Partnership to maintain a minimum tangible net worth of $500.0 million, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. We are in compliance with all financial covenants under the line of credit as of June 30, 2005. The line of credit is subject to a commitment fee of $250,000, an unused line fee of .25% per annum and an early termination fee of 1.00% to 3.00%, based on the termination date.

6.   Loss per share

The following table reflects the calculation of loss per share on a basic and diluted basis (amounts in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Loss per share from continuing operatiions:
Loss from continuing operations	$(15,733)	$(4,874)	$(29,214)	$(39,042)
Preferred stock dividends	(2,578)	(2,578)	(5,156)	(3,810)
Net loss from continuing operations	$(18,311)	$(7,452)	$(34,370)	$(42,852)
Weighted average share information:
Common shares outstanding	40,877	40,857	40,869	35,045
Basic loss per share from continuing operations	$(0.45)	$(0.18)	$(0.84)	$(1.22)
Diluted loss per share from continuing operations	$(0.45)	$(0.18)	$(0.84)	$(1.22)
Income per share from discontinued operations:
Income from discontinued operations	$72	$343	$1,000	$795
Loss on sale of discontinued operations	52	—	(678)	—
Minority interest in discontinued operations	(6)	(17)	(17)	(38)
Net loss from discontinued operations	$118	$326	$305	$757
Basic income per share from discontinued operations	$—	$0.01	$0.01	$0.02
Diluted income per share from discontinued operations	$—	$0.01	$0.01	$0.02
Loss per share to common stockholders:
Net loss to common stockholders	$(18,193)	$(7,126)	$(34,065)	$(42,095)
Basic loss per share to common stockholders	$(0.45)	$(0.17)	$(0.83)	$(1.20)
Diluted loss per share to common stockholders	$(0.45)	$(0.17)	$(0.83)	$(1.20)

For the three and six months ended June 30, 2005, 4.4 million shares of common stock related to outstanding warrants, PPUs and OP Units and unvested restricted stock have been excluded from the diluted loss per share calculation as the impact would be anti-dilutive in nature. Excluded from the diluted loss per share calculation for the three and six months ended June 30, 2004, were 2.4 million and 2.5 million shares, respectively.

7.   Property Operations Expense

During the three and six months ended June 30, 2005 and 2004, we incurred property operations expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Utilities and telephone	$7,112	$6,833	$15,075	$11,751
Salaries and benefits	6,991	5,255	13,018	9,262
Repairs and maintenance	2,695	2,594	5,362	4,129
Insurance	926	827	1,803	1,400
Bad debt expense	568	610	1,429	1,095
Advertising	85	256	290	507
Other operating expense	1,665	1,251	3,386	2,090
	$20,042	$17,626	$40,363	$30,234

8.   Retail Home Sales, Finance and Insurance Expense

During the three and six months ended June 30, 2005 and 2004, we incurred retail home sales, finance and insurance expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Utilities and telephone	$70	$16	$110	$37
Salaries and benefits	2,105	793	3,463	1,224
Repairs and maintenance	32	96	51	262
Insurance	107	71	195	74
Bad debt expense	280	10	309	10
Advertising	825	154	1,914	208
Other operating expense	693	358	1,275	264
	$4,112	$1,498	$7,317	$2,079

9.   General and Administrative Expense

During the three and six months ended June 30, 2005 and 2004, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Salaries and benefits(a)	$3,506	$2,533	$6,646	$15,284
Travel	625	509	1,177	1,076
Professional services	1,219	499	2,209	1,160
Insurance	329	141	437	385
Rent	46	87	99	259
Other administrative expense	534	535	1,050	935
	$6,259	$4,304	$11,618	$19,099

(a)           The six months ended June 30, 2004 includes $10.1 million incurred in conjunction with the IPO in which we granted 530,000 shares of restricted stock that vested immediately (see Note 1).

10.   Discontinued Operations

In July 2004, we entered into a real estate auction agreement to sell 12 communities comprising 2,933 homesites. In addition to the 12 communities, as part of the auction, the Company also contracted to sell two parcels of undeveloped commercial land located adjacent to one of its communities in Colorado. The auction was held in September 2004. These sales, other than the sale of one of the 12 properties, closed during the fourth quarter of 2004, resulting in net proceeds to the Company of $21.6 million after selling commissions, sales expenses and the repayment of approximately $6.0 million of associated debt. The remaining community continues to be held for sale and was classified as discontinued operations as of December 31, 2004 and June 30, 2005, based on the Company’s intent to sell this community during 2005.

In September 2004, we entered into an agreement to sell three communities, comprising 1,073 homesites, to an unaffiliated third party for a total sales price of approximately $5.9 million. These sales closed during the fourth quarter of 2004.

In October 2004, we entered into a real estate auction agreement to sell 12 communities comprising 2,440 homesites. The auction was held in December 2004. Eleven of these 12 sales closed during the first quarter of 2005, resulting in net proceeds to the Company of $12.4 million after selling commissions, sales expenses and the repayment of approximately $28.9 million of associated debt included in liabilities related to assets held for sale, and other required debt payments. The remaining community was sold in April 2005. Also in October 2004, we entered into agreements to sell three communities comprising 709 homesites to unaffiliated third parties for a total sales price of approximately $7.9 million. These sales closed during the fourth quarter of 2004.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities sold during 2005 and 2004 have been classified as discontinued operations as of June 30, 2005 and December 31, 2004. We have included $3.4 million and $54.1 million of net assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively. We have also included $2.7 million and $29.5 million of obligations related to these communities as liabilities related to assets held for sale in the accompanying balance sheets as of June 30, 2005 and December 31, 2004, respectively. In addition, we have presented the operations of each of these communities as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 and recorded income of $0.1 million and a loss of $0.7 million, respectively, related to the sale of the discontinued operations for the three and six months ended June 30, 2005. The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	June 30, 2005	December 31, 2004
Assets
Rental and other property, net	$3,035	$52,848
Tenant, notes and other receivables, net	—	309
Lease intangibles and customer relationships, net	—	593
Prepaid expenses and other assets	333	373
	$3,368	$54,123
Liabilities
Notes payable	$2,700	$28,951
Accounts payable and accrued expenses	34	262
Tenant deposits and other liabilities	(78)	303
	$2,656	$29,516

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Statement of Operations
Revenue	$220	$3,787	$1,968	$6,285
Operating expenses	148	3,444	968	5,490
Income from discontinued operations	$72	$343	$1,000	$795

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenue
Real estate	$56,787	$52,998	$113,138	$95,160
Retail home sales	18,292	2,082	26,283	2,793
Finance and insurance	563	32	750	94
Corporate and other	2	—	17	9
	$75,644	$55,112	$140,188	$98,056
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	$24,449	$21,706	$49,061	$37,624
Retail home sales	19,046	3,101	29,903	3,985
Finance and insurance	1,124	162	1,552	331
Corporate and other	132	44	267	128
	$44,751	$25,013	$80,783	$42,068
Net segment income(a)
Real estate	$32,338	$31,292	$64,077	$57,536
Retail home sales	(754)	(1,019)	(3,620)	(1,192)
Finance and insurance	(561)	(130)	(802)	(237)
Corporate and other	(130)	(44)	(250)	(119)
	$30,893	$30,099	$59,405	$55,988
Property management expense	$2,494	$1,600	$4,759	$3,054
General and administrative expense	$6,259	$4,304	$11,618	$19,099
IPO related costs	$—	$—	$—	$4,417
Early termination of debt	$—	$—	$—	$13,427
Interest expense
Real estate	$15,008	$12,107	$29,382	$24,476
Retail home sales	588	33	888	(31)
Corporate and other	948	589	1,547	2,764
	$16,544	$12,729	$31,817	$27,209

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Amortization expense	$3,256	$2,530	$6,791	$4,660
Depreciation expense
Real estate	$18,842	$14,904	$35,212	$27,591
Retail home sales	9	13	15	19
Finance and insurance	2	2	3	3
Corporate and other	115	(207)	234	(121)
	$18,968	$14,712	$35,464	$27,492
Interest income	$(277)	$(450)	$(660)	$(792)
Loss before allocation to minority interest	$(16,351)	$(5,326)	$(30,384)	$(42,578)
Minority interest	$618	$452	$1,170	$3,536
Loss from continuing operations	$(15,733)	$(4,874)	$(29,214)	$(39,042)
Income from discontinued operations	$66	$326	$983	$757
Gain (loss) on sale of discontinued operations	$52	$—	$(678)	$—
Net loss	$(15,615)	$(4,548)	$(28,909)	$(38,285)
Preferred stock dividend	$(2,578)	$(2,578)	$(5,156)	$(3,810)
Net loss attributable to common stockholders	$(18,193)	$(7,126)	$(34,065)	$(42,095)

	June 30,	December 31,
	2005	2004
Identifiable assets
Real estate	$1,721,766	$1,738,226
Retail home sales	55,510	30,053
Finance and insurance	13,028	735
Corporate and other	14,482	43,988
	$1,804,786	$1,813,002
Notes payable
Real estate	$1,007,579	$972,575
Retail home sales	43,945	27,999
Finance and insurance	9,369	—
Corporate and other	28,111	1,048
	$1,089,004	$1,001,622

13.   Subsequent Events

In July 2005, according to the terms the Series “B” PPUs, the Series “B” PPU holders requested redemption of their units, and the Operating Partnership elected to repurchase them with approximately $2.5 million in cash and notes payable totaling approximately $5.0 million (see Note 3).

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

GENERAL STRUCTURE OF THE COMPANY AND RECENT DEVELOPMENTS

We are a fully integrated, self-administered and self-managed equity REIT focused on the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities. We also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners’ insurance and other related insurance products. We conduct substantially all of our activities through our Operating Partnership, of which we are the sole general partner and in which we hold a 94.8% ownership interest.

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

•       The closing of a $250.0 million finance facility to support our in-community home sales and finance programs. The facility consists of two funding components: (1) a $225.0 million four-year facility to fund consumer loans and (2) a commitment for a $25.0 million facility to fund for-sale home inventory. This facility subsequently was amended to reduce the commitment to a total of $200.0 million including a lease receivables line of credit (see Note 5 to the consolidated financial statements).

On June 30, 2004, we acquired 36 manufactured home communities from the D.A.M. MASTER ENTITY, L.P. The communities are located in 3 states and include 3,573 homesites. The total purchase price (including the costs of manufactured homes) was approximately $65.5 million including assumed indebtedness with a fair value of $29.7 million.

In August 2004 we cancelled our $125.0 million Senior Revolving Credit Facility and incurred approximately $3.3 million in debt extinguishment costs. In September 2004, we obtained our Revolving Credit Mortgage Facility for borrowings of up to $85.0 million. This facility is an obligation of a subsidiary of the Operating Partnership and is secured by 33 communities that previously secured the cancelled Senior Revolving Credit Facility, as well as various additional communities acquired subsequent to our

IPO. Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements related to the value and cash flows of the communities securing the loan. The Revolving Credit Mortgage Facility bears interest at the one month LIBOR plus 2.95% (6.17% at June 30, 2005) and has an initial term of one year. We incurred a commitment fee of 0.5% at the closing of the facility and will pay origination fees of 0.5% with each advance. The facility contains no significant financial covenants.

In August 2004, we amended our floorplan lines of credit to provide borrowings of up to $50.0 million, secured by manufactured homes in inventory. Under the amended lines of credit, the lender will advance 90% of the purchase cost of manufactured homes for the first $40.0 million in advances, with the remaining $10.0 million in advances made at 75% of home costs. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the amended lines of credit will bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 6.59% June 30, 2005) based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The amended lines of credit require us to maintain a minimum tangible net worth of $500.0 million, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. We are in compliance with all financial covenants of the lines of credit as of June 30, 2005. The lines of credit are subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

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

Also in July 2004, we entered into a real estate auction agreement to sell 12 communities comprising 2,933 homesites. In addition to the 12 communities, as part of the auction, the Company also contracted to sell two parcels of undeveloped commercial land located adjacent to one of its communities in Colorado. The auction was held in September 2004. These sales, other than the sale of one of the 12 properties, closed during the fourth quarter of 2004, resulting in net proceeds to the Company of $21.6 million after selling commissions, sales expenses and the repayment of approximately $6.0 million of associated debt. The remaining community continues to be held for sale and was classified as held for sale as of June 30, 2005 based on the Company’s intent to sell this community during 2005.

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

OVERVIEW OF RESULTS

For the three and six months ended June 30, 2005, net loss available to common stockholders was $18.2 million and $34.1 million, or $0.45 per share and $0.83 per share, respectively, as compared to net losses attributable to common stockholders of $7.1 million and $42.1 million, or $0.17 per share and $1.20 per share for the same periods in 2004. For the three and six months ended June 30, 2005, funds from operations available to common stockholders (“FFO”) was $0.5 million and $2.1 million, respectively, as compared to FFO of $9.3 million and ($12.4) million for the same periods in 2004. Our results for the six months ended June 30, 2004 reflect the inclusion of one-time charges of $27.9 million related to our IPO, acquisition of certain assets from Hometown America LLC and the repayment of certain indebtedness. On a same community basis, revenue in our real estate segment of $35.5 million and $71.0 million, respectively, for the three and six months ended June 30, 2005, was comparable to real estate segment revenue of $35.6 million and $70.9 million for the same periods in 2004. Same community expenses increased 5.2% and 8.4% to $15.2 million and $30.3 million for the three and six months ended June 30, 2005, as compared to the same periods in 2004. As a result, real estate net segment income from same communities for the three and six months ended June 30, 2005 decreased 4.3% and 5.2% to $20.3 million and $40.7 million, respectively, as compared to the same periods in 2004. See FFO and Real Estate Net Segment Income included hereinafter in this section for definitions of FFO and real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measures.

Total portfolio occupancy averaged 82.8% and 82.3% for the three and six months ended June 30, 2005, respectively, as compared to 83.2% and 83.8% for the same periods in 2004. Occupancy was 84.5% and 83.0% as of June 30, 2005 and 2004, respectively. Average same community occupancy was 83.7% and 83.3% for the three and six months ended June 30, 2005, respectively, as compared to 84.6% and 85.0% for the same periods in 2004. The decreases mainly are due to lenders moving repossessed homes out of the communities, the lack of available chattel financing for manufactured home buyers, our decision to position our inventory to facilitate conversion of renters to long-term owner residents by holding for sale homes coming off lease, and, in the case of the total portfolio occupancy, the Hometown acquisition.

Net occupancy increased by 874 residents during the second quarter of 2005, or 1.4%, as compared to an increase of 380 residents in the first quarter. In addition, the Company removed a net 716 lots from its total homesite count in the second quarter of 2005 as part of an ongoing review of operations. This had the further effect of increasing occupancy by 1.0% at the end of the second quarter of 2005, as compared to the end of the first quarter. The net reduction of 716 lots is comprised of the following: (a) 502 lots that were determined to be unsuitable for use, (b) 283 lots that have been reclassified as lots held for future development, and (c) 69 lots that were added. Of the net 716 lots removed from the homesite count, 175 were in the Company’s top ten markets. As a result of both the resident increase (accounting for a 1.4% increase in occupancy) and the total homesite reduction (accounting for a 1.0% increase in occupancy), total portfolio occupancy at the end of second quarter of 2005 increased 2.4% to 84.5% from 82.1% at the end of the first quarter.

The following table summarizes our occupancy net activity for the three months ended June 30, 2005 and 2004.

	For the Three Months Ended June 30,
	Same		Real Estate
	Communities		Segment
	2005	2004	2005	2004
Homeowner activity:
Homeowner move ins	99	105	176	149
Homeowner move outs	(424)	(378)	(803)	(649)
Home sales	702	53	989	100
Repossession move outs	(366)	(554)	(421)	(561)
Net homeowner activity	11	(774)	(59)	(961)
Home renter activity:
Home renter move ins	766	1,208	1,081	1,530
Home renter lease with option to purchase move ins	896	—	1,232	—
Home renter move outs	(1,152)	(996)	(1,380)	(1,356)
Net home renter activity	510	212	933	174
Net activity	521	(562)	874	(787)
Acquisitions and other—homeowners	—	—	—	3,430
Acquisitions and other—home renters	—	—	—	23
Net activity, including acquisitions and other	521	(562)	874	2,666

The following reconciles the above activity to the period end occupied homesites.

Net homeowner activity	11	(774)	(59)	2,469
Occupied homeowner sites, beginning of period	26,004	27,840	45,727	44,431
Occupied homeowner sites, end of period	26,015	27,066	45,668	46,900
Net home renter activity	510	212	933	197
Occupied home renter sites, beginning of period	5,235	4,233	6,566	5,516
Occupied home renter sites, end of period	5,745	4,445	7,499	5,713
Total occupied homesites, end of period	31,760	31,511	53,167	52,613
Total occupancy percentage(1)	85.1%	83.9%	84.5%	83.0%

(1)          As a result of the reduction of 716 lots (247 same communities) at June 30, 2005, total occupancy increased by 1.0% (0.5% same communities).

The following table summarizes our occupancy net activity for the six months ended June 30, 2005 and 2004.

	For the Six Months Ended June 30,
	Same		Real Estate
	Communities		Segment
	2005	2004	2005	2004
Homeowner activity:
Homeowner move ins	315	230	466	320
Homeowner move outs	(823)	(668)	(1,526)	(1,142)
Home sales	1,278	67	1,763	115
Repossession move outs	(832)	(644)	(943)	(1,045)
Net homeowner activity	(62)	(1,015)	(240)	(1,752)
Home renter activity:
Home renter move ins	1,391	2,495	1,977	2,980
Home renter lease with option to purchase move ins	1,469	—	2,045	—
Home renter move outs	(2,049)	(2,164)	(2,528)	(2,408)
Net home renter activity	811	331	1,494	572
Net activity	749	(684)	1,254	(1,180)
Acquisitions and other—homeowners	—	—	—	20,781
Acquisitions and other—home renters	—	—	—	908
Net activity, including acquisitions and other	749	(684)	1,254	20,509

The following reconciles the above activity to the period end occupied homesites.

Net homeowner activity	(62)	(1,015)	(240)	19,029
Occupied homeowner sites, beginning of period	26,077	28,081	45,908	27,871
Occupied homeowner sites, end of period	26,015	27,066	45,668	46,900
Net home renter activity	811	331	1,494	1,480
Occupied home renter sites, beginning of period	4,934	4,114	6,005	4,233
Occupied home renter sites, end of period	5,745	4,445	7,499	5,713
Total occupied homesites, end of period	31,760	31,511	53,167	52,613
Total occupancy percentage(1)	85.1%	83.9%	84.5%	83.0%

(1)          As a result of the reduction of 716 lots (247 same communities) at June 30, 2005, total occupancy increased by 1.0% (0.5% same communities).

On June 30, 2005, our total manufactured homes owned was 8,718 homes. In the three and six months ended June 30, 2005, as compared to the same periods in 2004, we increased sales of older homes primarily through our in-community sales operations in which we focused on affordable price points, increased marketing and training of our employees. We expect increased sales and leasing activity in the coming months due to our continued focus on affordable price points, marketing and training of our employees, and the availability of chattel financing through our consumer finance program. In the three and six months ended June 30, 2005, we sold 989 and 1,763 manufactured homes, respectively, from our home inventory, compared with 100 and 115 for the same periods in 2004.

BUSINESS OBJECTIVES, PROPERTY MANAGEMENT AND OPERATING STRATEGIES

We continue to believe our industry needs to re-address its fundamental competitive advantage—affordability. We believe that we can provide a clean, attractive and affordable place to live that is competitive with other forms of housing, provides real value and service to our residents and generates profits for our investors. To that end, we have built a business plan that provides affordability and value in the home, in the financing and in our communities. We continue to focus on (i) our in-community sales program, (ii) our consumer finance program and (iii) completing the integration of the Hometown acquisition in terms of human resources, capital expenditures and information systems.

With respect to our occupancy programs, our primary tools are (i) our rental home program, including our lease with option to purchase program, (ii) our for-sale inventory and (iii) our consumer finance program. Our focus is to utilize our community managers, leasing managers and district level marketing managers to make (i) cash sales of vacant used homes, used rental homes coming off lease and newly purchased repossessions, (ii) home leases with option to purchase, and (iii) standard home leases. Through Enspire Finance LLC, our finance subsidiary, and our in-community sales, we are focusing on the sale of new and used homes at prices greater than $15,000.

With respect to property management, we expanded our district management infrastructure from seven districts to twelve districts in 2004 to reflect the increase of approximately 30,000 homesites to our overall portfolio. Our integration priorities for the portfolio include human resources, training, IT systems and capital expenditure projects. We upgraded virtually all of the community managers from the acquired Hometown communities, causing delays in driving our occupancy programs in 2004.

THE PROPERTIES

As of June 30, 2005, our portfolio consisted of 315 manufactured home communities (net of one community classified as discontinued operations, see Note 10 in the accompanying consolidated financial statements) comprising 62,942 homesites located in 27 states and 67 markets, primarily oriented toward all-age living. Our five largest markets are Dallas/Fort Worth, Texas, with 11.5% of our total homesites; Atlanta, Georgia, with 7.9% of our total homesites; Salt Lake City, Utah, with 6.0% of our total homesites; the Front Range of Colorado, with 5.2% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas, with 3.9% of our total homesites.

As of June 30, 2005, our communities had an occupancy rate of 84.5%, and the average monthly rental income per occupied homesite was $326. Homesite leases by homeowners generally are month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of June 30, 2005:

					Rental Income
	Number	Percentage		Occupancy	Per Occupied
	of Total	of Total	Occupancy	Without	Homesite
Market(1)	Homesites	Homesites	Percentage	Lot Adj.(3)	Per Month(2)
Dallas—Ft. Worth, TX	7,223	11.5%	82.7%	82.4%	$349
Atlanta, GA	4,969	7.9%	89.2%	88.7%	349
Salt Lake City, UT	3,792	6.0%	92.1%	91.1%	348
Front Range of CO	3,287	5.2%	89.1%	89.0%	429
Kansas City—Lawrence—Topeka, MO—KS	2,428	3.9%	89.6%	89.5%	285
Jacksonville, FL	2,256	3.6%	88.2%	88.2%	349
Wichita, KS	2,178	3.5%	66.7%	65.6%	273
Orlando, FL	1,986	3.2%	89.8%	89.7%	368
St. Louis, MO—IL	1,912	3.0%	81.0%	79.4%	290
Oklahoma City, OK	1,887	3.0%	78.5%	78.4%	289
Greensboro—Winston Salem, NC	1,398	2.2%	69.5%	68.8%	270
Davenport—Moline—Rock Island, IA—IL	1,385	2.2%	86.8%	85.5%	265
Inland Empire, CA	1,223	1.9%	95.1%	95.1%	397
Elkhart—Goshen, IN	1,212	1.9%	85.6%	85.2%	326
Charleston—North Charleston, SC	1,179	1.9%	81.8%	81.8%	251
Southeast Florida	1,125	1.8%	96.0%	96.0%	495
Raleigh—Durham—Chapel Hill, NC	1,094	1.7%	85.7%	85.7%	340
Nashville, TN	1,071	1.7%	72.8%	70.8%	291
Sioux City, IA—NE	994	1.6%	79.8%	79.8%	290
Syracuse, NY	931	1.5%	64.7%	55.2%	340
Subtotal—Top 20 Markets	43,530	69.2%	84.5%	83.7%	339
All Other Markets	19,412	30.8%	84.4%	83.1%	297
Total / Weighted Average	62,942	100.0%	84.5%	83.5%	$326

(1)          Markets are defined by our management.

(2)          Rental Income is defined as homeowner rental income, home renter rental income and other rental income reduced by move-in bonuses and rent concessions.

(3)          Represents occupancy percentages excluding the impact of the 716 lot adjustment as described above.

COMMUNITIES

Comparison of the Three and Six Months Ended June 30, 2005 to the Same Periods in 2004

The following tables present certain information relative to our real estate segment as of June 30, 2005 and 2004 and for the three and six months ended June 30, 2005 and 2004. “Same Communities” reflects information for all communities owned by us at both January 1, 2004 and June 30, 2005. “Same Communities” does not include the Hometown acquisition, the D.A.M. portfolio acquisition or the six other communities that we acquired subsequent to January 1, 2004 (in thousands, except home, community and income and revenue per unit information):

	Same Communities(4)		Real Estate Segment(4)
	2005	2004	2005	2004
Three Months Ended June 30:
Average total homesites	37,485	37,554	63,493	60,539
Average total rental homes	6,388	6,344	8,422	7,609
Average occupied homesites—homeowners	26,026	27,446	45,722	45,159
Average occupied homesites—rental homes	5,352	4,335	6,841	5,227
Average total occupied homesites	31,378	31,781	52,563	50,386
Average occupancy—rental homes	83.8%	68.3%	81.2%	68.7%
Average occupancy—total(5)	83.7%	84.6%	82.8%	83.2%
Real estate revenue
Homeowner rental income	$22,505	$22,990	$39,338	$37,575
Home renter rental income	9,245	9,054	11,701	9,987
Other	158	128	327	322
Rental income	31,908	32,172	51,366	47,884
Utility and other income	3,560	3,445	5,421	5,114
Total real estate revenue	35,468	35,617	56,787	52,998
Real estate expenses
Property operations expenses	12,169	11,574	20,042	17,626
Real estate taxes	3,033	2,873	4,407	4,080
Total real estate expenses	15,202	14,447	24,449	21,706
Real estate net segment income	$20,266	$21,170	$32,338	$31,292
Average monthly real estate revenue per total occupied homesite(1)	$377	$374	$360	$351
Average monthly homeowner rental income per homeowner occupied homesite(2)	$288	$279	$287	$277
Average monthly real estate revenue per total homesite(3)	$315	$316	$298	$292

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

(4)          Real estate segment and homesite data excludes discontinued operations.

(5)          As a result of the reduction of 716 lots (247 same communities) at June 30, 2005, average occupancy increased by 0.3% (0.1% same communities).

	Same Communities(4)		Real Estate Segment(4)
	2005	2004	2005	2004
Six Months Ended June 30:
Average total homesites	37,512	37,554	63,563	53,838
Average total rental homes	6,422	6,059	8,369	6,918
Average occupied homesites—homeowners	26,065	27,697	45,838	40,296
Average occupied homesites—rental homes	5,189	4,241	6,501	4,824
Average total occupied homesites	31,254	31,938	52,339	45,120
Average occupancy—rental homes	80.8%	70.0%	77.7%	69.7%
Average occupancy—total(5)	83.3%	85.0%	82.3%	83.8%
Real estate revenue
Homeowner rental income	$45,043	$46,404	$78,666	$66,999
Home renter rental income	18,501	17,591	22,932	18,727
Other	272	237	626	484
Rental income	63,816	64,232	102,224	86,210
Utility and other income	7,201	6,697	10,914	8,950
Total real estate revenue	71,017	70,929	113,138	95,160
Real estate expenses
Property operations expenses	24,286	22,223	40,363	30,234
Real estate taxes	6,029	5,749	8,698	7,390
Total real estate expenses	30,315	27,972	49,061	37,624
Real estate net segment income	$40,702	$42,957	$64,077	$57,536
Average monthly real estate revenue per total occupied homesite(1)	$379	$370	$360	$352
Average monthly homeowner rental income per homeowner occupied homesite(2)	$288	$279	$286	$277
Average monthly real estate revenue per total homesite(3)	$316	$315	$297	$295
As of June 30:
Total communities	199	199	315	313
Total homesites	37,301	37,554	62,942	63,400
Occupied homesites	31,760	31,511	53,167	52,613
Total rental homes owned	6,486	6,616	8,718	8,023
Occupied rental homes	5,745	4,445	7,499	5,713

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

(5)          As a result of the reduction of 716 lots (247 same communities) at June 30, 2005, average occupancy increased by 0.1%.

	Three Months Ended June 30,
	Same
	Communities(a)			As Reported
	2005	2004		2005	2004
Net segment income:
Real estate	$20,266	$21,170		$32,338	$31,292
Retail home sales	—	—		(754)	(1,019)
Finance and insurance	(561)	(130)		(561)	(130)
Corporate and other	(130)	(44)		(130)	(44)
	19,575	20,996		30,893	30,099
Other expenses:
Property management	1,576 (b)	1,011	(b)	2,494	1,600
General and administrative	6,245 (c)	4,275	(c)	6,259	4,304
Initial public offering related costs	—	—		—	—
Early termination of debt	—	—		—	—
Depreciation and amortization	14,166	11,902		22,224	17,242
Interest expense	10,413	9,736		16,544	12,729
Total other expenses	32,400	26,924		47,521	35,875
Interest income	(277)	(403	)(e)	(277)	(450)
Loss before allocation to minority interest	(12,548)	(5,525)		(16,351)	(5,326)
Minority interest	474	469		618	452
Loss from continuing operations	(12,074)	(5,056)		(15,733)	(4,874)
Income from discontinued operations	—	—		72	343
Loss on sale of discontinued operations	—	—		52	—
Minority interest in discontinued operations	—	—		(6)	(17)
Net loss	(12,074)	(5,056)		(15,615)	(4,548)
Preferred stock dividend	—	—		(2,578)	(2,578)
Net loss attributable to common stockholders	$(12,074)	$(5,056)		$(18,193)	$(7,126)

(a)           Same communities information excludes results of communities acquired in the Hometown, D.A.M. and other acquisitions after January 1, 2004 and the communities sold or held for sale before June 30, 2005.

(b)          Prorated based on 199 communities as compared to 315 in 2005 and 313 in 2004.

(c)           Excludes amortization of restricted stock issued in connection with the IPO.

(d)          Excludes restricted stock expenses of $10.1 million recognized in connection with the IPO.

(e)           Excludes interest earned on additional cash received in connection with the IPO, the financing transaction and the Hometown acquisition.

	Six Months Ended June 30,
	Same
	Communities(a)			As Reported
	2005	2004		2005	2004
Net segment income:
Real estate	$40,702	$42,957		$64,077	$57,536
Retail home sales	—	—		(3,620)	(1,192)
Finance and insurance	(802)	(237)		(802)	(237)
Corporate and other	(250)	(119)		(250)	(119)
	39,650	42,601		59,405	55,988
Other expenses:
Property management	3,006 (b)	2,075	(b)	4,759	3,054
General and administrative	11,590 (c)	8,950	(d)	11,618	19,099
Initial public offering related costs	—	—		—	4,417
Early termination of debt	—	—		—	13,427
Depreciation and amortization	25,326	24,829		42,255	32,152
Interest expense	20,263	22,179		31,817	27,209
Total other expenses	60,185	58,033		90,449	99,358
Interest income	(660)	(698	)(e)	(660)	(792)
Loss before allocation to minority interest	(19,875)	(14,734)		(30,384)	(42,578)
Minority interest	761	1,231		1,170	3,536
Loss from continuing operations	(19,114)	(13,503)		(29,214)	(39,042)
Income from discontinued operations	—	—		1,000	795
Loss on sale of discontinued operations	—	—		(678)	—
Minority interest in discontinued operations	—	—		(17)	(38)
Net loss	(19,114)	(13,503)		(28,909)	(38,285)
Preferred stock dividend	—	—		(5,156)	(3,810)
Net loss attributable to common stockholders	$(19,114)	$(13,503)		$(34,065)	$(42,095)

(a)           Same communities information excludes results of communities acquired in the Hometown, D.A.M. and other acquisitions after January 1, 2004 and the communities sold or held for sale before June 30, 2005.

(b)          Prorated based on 199 communities as compared to 315 in 2005 and 313 in 2004.

(c)           Excludes amortization of restricted stock issued in connection with the IPO.

(d)          Excludes restricted stock expenses of $10.1 million recognized in connection with the IPO.

(e)           Excludes interest earned on additional cash received in connection with the IPO, the financing transaction and the Hometown acquisition.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Overview.   Our results for the three months ended June 30, 2005 include the operations of communities acquired in the Hometown, D.A.M. and other 2004 acquisitions for a full quarter, whereas our results for the three months ended June 30, 2004 include the operations of the Hometown communities but not the D.A.M. acquisition.

Revenue.   Revenue for the three months ended June 30, 2005 was $75.6 million, as compared to $55.1 million for the three months ended June 30, 2004, an increase of $20.5 million, or 37%. Rental income increased by $3.5 million, primarily due to $3.8 million from 2004 acquisitions partially offset by a $0.3 million decrease from same communities. The decrease in same communities revenues primarily is due to $1.2 million from lower occupancy partially offset by $0.7 million from increased rental rates and $0.2 million from higher home renter rental income. Revenue from the sale of manufactured homes increased by $16.2 million as the Company sold 889 more homes than in the second quarter of 2004, and a greater percentage of these sales were new homes sold at higher average selling prices. Utility and other income increased by $0.7 million due to our 2004 acquisitions and improved recovery of utilities from residents.

Property Operations Expense.   For the three months ended June 30, 2005, total property operations expense was $20.0 million, as compared to $17.6 million for the three months ended June 30, 2004, an increase of $2.4 million, or 14%. The increase primarily is due to additional expense of $1.8 million from 2004 acquisitions and an increase of $0.6 million in expenses in same communities. The increase in property operations expense from same communities primarily is due to an increase in salaries and benefits of $1.0 million, or 29%, partially offset by a decrease in repairs and maintenance expense of $0.2 million and a decrease in utilities expense of $0.1 million.

Real Estate Taxes Expense.   Real estate taxes expense for the three months ended June 30, 2005 was $4.4 million, as compared to $4.1 million for the three months ended June 30, 2004, an increase of $0.3 million or 8%. The increase is due primarily to our 2004 acquisitions.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $16.2 million for the three months ended June 30, 2005, as compared to $1.8 million for the three months ended June 30, 2004, an increase of $14.4 million. The increase primarily was due to the increase in sales of manufactured homes by 889 units as discussed above.

Retail Home Sales, Finance and Insurance.   For the three months ended June 30, 2005, total retail home sales, finance, insurance and other operations expense was $4.1 million as compared to $1.5 million for three months ended June 30, 2004, an increase of $2.6 million. This increase is due to the increase in manufactured homes sold and the costs associated with creating the community based sales and finance organization. The increase is partially offset by the elimination of the costs of maintaining stand-alone retail stores.

Property Management Expense.   Property management expense for the three months ended June 30, 2005 was $2.5 million, as compared to $1.6 million for the three months ended June 30, 2004, an increase of $0.9 million, or 56%. The increase primarily is due to the expansion in 2004 from seven to twelve district offices in 2004 and the related staffing costs for the new districts in connection with the 2004 acquisitions and the resultant increase in our community portfolio.

General and Administrative Expense.   General and administrative expense for the three months ended June 30, 2005 was $6.3 million, as compared to $4.3 million for the three months ended June 30, 2004, an increase of $2.0 million, or 45%. The increase primarily was due to increased salaries and benefits resulting from the Company’s acquisition growth, as well as consulting costs related to Sarbanes-Oxley compliance.

Depreciation and Amortization Expense.   Depreciation and amortization expense for the three months ended June 30, 2005 was $22.2 million, as compared to $17.2 million for the three months ended June 30, 2004, an increase of $5.0 million, or 29%. The increase primarily is due to increased depreciation on communities acquired in our 2004 acquisitions.

Interest Expense.   Interest expense for the three months ended June 30, 2005 was $16.5 million, as compared to $12.7 million for the three months ended June 30, 2004, an increase of $3.8 million, or 30%. The increase is due to a higher outstanding average debt balance of approximately $178 million, as well as higher effective weighted average interest rates on our variable rate debt.

Minority Interest.   Minority interest for the three months ended June 30, 2005 was $0.6 million as compared to $0.5 million for the three months ended June 30, 2004, an increase of $0.1 million, or 37%. The increase primarily was due to the minority interest share of our increase in loss before allocation to minority interest partially offset by a decrease in minority interest share of net loss to 5.2% for the second quarter of 2005 from 5.6% for the second quarter of 2004.

Net Loss Available to Common Stockholders.   As a result of the foregoing, our net loss available to common stockholders was $18.2 million for the three months ended June 30, 2005, as compared to $7.1 million for the three months ended June 30, 2004, an increase of $11.1 million or 155%.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Overview.   Our results for the six months ended June 30, 2005 include the operations of communities acquired in the Hometown, D.A.M. and other 2004 acquisitions for a full six-month period, whereas our results for the six months ended June 30, 2004 include the operations of the Hometown communities from the date of acquisition, February 18, 2004, through June 30, 2004, but not the D.A.M. acquisition.

Revenue.   Revenue for the six months ended June 30, 2005 was $140.2 million, as compared to $98.1 million for the six months ended June 30, 2004, an increase of $42.1 million, or 43%. Rental income increased by $16.0 million, primarily due to $16.4 million from 2004 acquisitions partially offset by a $0.4 million decrease from same communities. The decrease in same communities revenues primarily is due to $2.7 million from lower occupancy partially offset by $1.4 million from increased rental rates and $0.9 million from higher home renter rental income. Revenue from the sale of manufactured homes increased by $23.5 million as the Company sold 1,648 more homes than in the first six months of 2004, and a greater percentage of these sales were new homes sold at higher average selling prices. Utility and other income increased by $2.4 million due to our 2004 acquisitions and improved recovery of utilities from residents.

Property Operations Expense.   For the six months ended June 30, 2005, total property operations expense was $40.4 million, as compared to $30.2 million for the six months ended June 30, 2004, an increase of $10.2 million, or 34%. The increase primarily is due to additional expense of $8.1 million from 2004 acquisitions and an increase of $2.1 million in expenses in same communities. The increase in property operations expense from same communities primarily is due to an increase in salaries and benefits of $1.8 million, or 27%, an increase in utilities expense of $0.2 million and an increase in insurance expense of $0.1 million.

Real Estate Taxes Expense.   Real estate taxes expense for the six months ended June 30, 2005 was $8.7 million, as compared to $7.4 million for the six months ended June 30, 2004, an increase of $1.3 million or 18%. The increase is due primarily to our 2004 acquisitions.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $24.4 million for the six months ended June 30, 2005, as compared to $2.4 million for the six months ended June 30, 2004, an increase of $22.0 million. The increase primarily was due to the increase in sales of manufactured homes.

The increase primarily was due to the increase in sales of manufactured homes by 1,648 units as discussed above.

Retail Home Sales, Finance and Insurance.   For the six months ended June 30, 2005, total retail home sales, finance, insurance and other operations expense was $7.3 million as compared to $2.1 million for six months ended June 30, 2004, an increase of $5.2 million. This increase is due to the increase in manufactured homes sold and the costs associated with creating the community based sales and finance organization. The increase is partially offset by the elimination of the costs of maintaining stand-alone retail stores.

Property Management Expense.   Property management expense for the six months ended June 30, 2005 was $4.8 million, as compared to $3.1 million for the six months ended June 30, 2004, an increase of $1.7 million, or 56%. The increase primarily is due to the expansion in 2004 from seven to twelve district offices in 2004 and the related staffing costs for the new districts in connection with the 2004 acquisitions and the resultant increase in our community portfolio.

General and Administrative Expense.   General and administrative expense for the six months ended June 30, 2005 was $11.6 million, as compared to $19.1 million for the six months ended June 30, 2004, a decrease of $7.5 million, or 39%. The decrease primarily was due to a non-recurring $10.1 million expense incurred in the 2004 first quarter in conjunction with the IPO in which we granted 530,000 shares of restricted stock that vested immediately. The decrease partially was offset by increased salaries and benefits resulting from the Company’s acquisition growth, as well as consulting costs related to Sarbanes-Oxley compliance.

IPO Related Costs.   During the six months ended June 30, 2004, we incurred $4.4 million in organization and other costs directly related to the IPO. These costs included legal fees, third party due diligence costs, travel expenses, transfer taxes, filing fees and other miscellaneous items.

Early Termination of Debt.   During the six months ended June 30, 2004, we wrote off $7.1 million of loan origination costs and incurred an expense of $6.3 million related to exit fees applicable to the repayment of debt in the financing transaction.

Depreciation and Amortization Expense.   Depreciation and amortization expense for the six months ended June 30, 2005 was $42.3 million, as compared to $32.2 million for the six months ended June 30, 2004, an increase of $10.1 million, or 31%. The increase primarily is due to increased depreciation on communities acquired in our 2004 acquisitions.

Interest Expense.   Interest expense for the six months ended June 30, 2005 was $31.8 million, as compared to $27.2 million for the six months ended June 30, 2004, an increase of $4.6 million, or 17%. The increase is due to a higher outstanding average debt balance of approximately $161.0 million, as well as higher effective weighted average interest rates on our variable rate debt.

Minority Interest.   Minority interest for the six months ended June 30, 2005 was $1.2 million as compared to $3.5 million for the six months ended June 30, 2004, a decrease of $2.3 million, or 67%. The decrease primarily was due to the minority interest share of our decrease in loss before allocation to minority interest partially offset by a decrease in minority interest share of net loss to 5.2% as of June 30, 2005, from 13.9% for all periods prior to our IPO.

Preferred Stock Dividend.   As of June 30, 2005, the ARC board of directors had declared a $0.5156 dividend on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, paid April 29, 2005, and a $0.5156 dividend payable July 29, 2005, for a combined $5.2 million of preferred dividends for the six months ended June 30, 2005. For the second quarter of 2004 the dividend declared and paid also was $0.5156 per share, or $2.6 million, however, for the quarter ended March 31, 2004, the dividend declared was $0.4182 per share, or $1.2 million prorated from funding of the IPO on February 18, 2004. Preferred dividends totaled $3.8 million for the six months ended June 30, 2004.

Net Loss Available to Common Stockholders.   As a result of the foregoing, our net loss available to common stockholders was $34.1 million for the six months ended June 30, 2005, as compared to $42.1 million for the six months ended June 30, 2004, a decrease of $8.0 million or 19%. Our net loss available to common stockholders for the six months ended June 30, 2004 includes $27.9 million of costs related to the IPO, the related financing transaction and the Hometown acquisition including: (1) $10.1 million from restricted stock grants; (2) $4.4 million from IPO related organization and other costs; and (3) $13.4 million from the early termination of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal liquidity demands have historically been, and are expected to continue to be, recurring and non-recurring capital improvements of communities, debt repayment, the purchase of new and used homes for lease and sale, property acquisitions, funding loans to home buyers, Operating Partnership unit distributions, and common and preferred stock dividends. The Company intends to meet these liquidity requirements through its working capital provided by operating activities; available financing under its floor plan line of credit for home purchases, its consumer finance facility to fund home loans, its lease receivables line of credit to be secured by homes in the Company’s rental portfolio; other available unsecured financing; and the potential sale of communities. The Company considers these sources to be adequate to meet all operating requirements, including recurring capital improvements, debt service, other normally recurring expenditures of a capital nature and, if necessary, to pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code (the “Code”).

Our operating cash flows have not been sufficient to cover the distributions to our stockholders that we have made quarterly since our IPO in February 2004. On May 23, 2005, we declared a reduced distribution to our common stockholders for the second quarter of 2005. Our Board of Directors reviews our practices with respect to the payment of dividends on a quarterly basis. Should our operating cash flows not improve, we may need to take additional action with respect to the payment of dividends, which may include the further reduction or elimination of our distributions to our common stockholders.

To accomplish our plans and growth objectives for the next 12 months, we intend to invest significant funds for the purchase of manufactured homes for rent, lease with option to purchase and sale. We expect to commit to these expenditures only as demand warrants and we have entered into no significant forward purchase commitments with respect to these purchases. To optimize the long-term returns from our acquisitions, we also plan to incur non-recurring capital expenditures, of which approximately 40% are expected to be used to allow for the placement of manufactured homes onto vacant homesites in our communities. In addition, we plan to make recurring capital expenditures as necessary to keep our communities up to our standards and for general capital improvements.

We expect to fund our short-term liquidity needs described above through net cash provided by operations, borrowings under our $50 million floorplan line of credit, borrowings under our $75 million lease receivables line of credit and other sources of capital. In addition, we have identified up to 50 communities for sale and we have the ability to sell additional communities if conditions warrant.

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

Our plan is to increase occupancy through the activities described above. However, based on our historical results, we do not believe that the Company will be able to fully fund its debt service obligations and recurring capital expenditures, as well as its plans and growth objectives described above, out of operating cash flows. Accordingly, our ability to implement our plans and growth objectives described above will depend upon our ability to obtain adequate funding from the financing sources described above or from other available funding sources. We cannot assure that we will sell additional communities, sell new or used homes, borrow under our consumer finance line of credit, refinance expiring credit lines or make other arrangements necessary to fund some or all of our activities to increase occupancy. Should we not be able to obtain sufficient funds for these purposes, we may determine that it is necessary to substantially defer or eliminate some or all of our plans and growth objectives that require these funds, including home purchases, consumer loans, and non-recurring capital expenditures.

CASH FLOWS

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Cash provided by operations was $1.0 million for the six months ended June 30, 2005, as compared with $19.0 million for the same period in 2004. The decrease in cash provided by operations primarily was due to payments made in the first half of 2005 for substantial accruals incurred at the end of 2004 for capital expenditures and repairs and maintenance activities as compared to a relatively low level of such payments in the first half of 2004.

Cash used in investing activities was $39.2 million in the six months ended June 30, 2005, compared with $576.8 million for the same period in 2004. The decrease in cash used in investing activities primarily was due to the Hometown portfolio acquisition in the first half of 2004, as well as proceeds from community sales in the first half of 2005.

Cash provided by financing activities was $18.0 million in the six months ended June 30, 2005, compared with $579.0 million for the same period in 2004. The decrease in cash provided by financing activities primarily was due to the issuance of additional indebtedness and common and preferred stock issuances in connection with our IPO in the first half of 2004, as well as increases in the repayment of existing indebtedness and the payment dividends in the first half of 2005.

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three and six months ended June 30, 2005 and 2004. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

At June 30, 2005, we had $1,089.0 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands):

2005	$108,578
2006(1)	162,928
2007	52,886
2008	71,067
2009	113,458
Thereafter	574,040
Commitments	1,082,957
Unamortized premium related to indebtedness assumed in Hometown and DAM acquisitions	6,047
$1,089,004

(1)          $140.5 million of senior variable rate mortgage debt due 2006 may be extended for three additional 12-month periods at our option and subject to certain conditions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Reconciliation of FFO:
Loss from continuing operations	$(15,733)	$(4,874)	$(29,214)	$(39,042)
Plus:
Depreciation and amortization	22,224	17,242	42,255	32,152
Income from discontinued operations	72	343	1,000	795
Depreciation and amortization from discontinued operations	(18)	1,085	5	1,825
Less:
Amortization of loan origination fees	(1,911)	(855)	(3,772)	(1,722)
Depreciation expense on furniture, equipment and vehicles	(529)	(81)	(951)	(449)
Minority interest portion of FFO reconciling items	(1,038)	(978)	(2,074)	(2,151)
FFO(a)	3,067	11,882	7,249	(8,592)
Less: preferred stock dividends	(2,578)	(2,578)	(5,156)	(3,810)
FFO available to common stockholders	$489	$9,304	$2,093	$(12,402)

(a)           Our FFO for the six months ended June 30, 2004 includes $27.9 million of costs related to the IPO, financing transactions and the Hometown acquisition.

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

As of June 30, 2005, our total debt outstanding was $1,089.0 million, comprised of $767.2 million of indebtedness subject to fixed interest rates and $321.8 million, or 30%, of our total consolidated debt, subject to variable interest rates. In February 2004 we entered into a two-year interest rate swap agreement pursuant to which we effectively fixed the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, approximately 80% of our total indebtedness is subject to fixed interest rates for a minimum of two years.

If LIBOR and the prime rate were to increase by 1.00%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $3.2 million annually. If, after consideration of the interest rate swap agreement described above, LIBOR and the prime rate were to increase by 1.00%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.2 million annually.

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

The fair value of debt outstanding as of June 30, 2005 was approximately $1,117.7 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of June 30, 2005 (dollars in thousands):

			Weighted
		Percentage	Average
	Amount of	of Total	Interest	Maturity
	Debt	Debt	Rate	Date
Fixed Rate Debt
Senior fixed rate mortgage due 2012	$302,325	27.8%	7.35%	2012
Senior fixed rate mortgage due 2014	211,921	19.5%	5.53%	2014
Senior fixed rate mortgage due 2009	98,926	9.1%	5.05%	2009
Various individual fixed rate mortgages due 2005 through 2031	153,074	14.0%	7.20%	2005 to 2031
Other loans	1,006	0.1%	8.67%	2005
	767,252	70.5%	6.52%
Variable Rate Debt
Senior variable rate mortgage due 2006	140,468	12.9%	6.22%	2006
Revolving credit mortgage facility due 2005	58,764	5.4%	6.17%	2005
Trust preferred securities due 2035	25,780	2.4%	6.26%	2035
Consumer finance facility due 2008	9,369	0.9%	6.18%	2008
Lease receivable facility due 2007	42,100	3.8%	10.22%	2007
Floorplan lines of credit due 2007	43,945	4.0%	6.59%	2007
Other loans	1,326	.0.1%	6.97%	2012
	321,752	29.5%	6.79%
	$1,089,004	100.0%	6.60%

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
Date: July 28, 2005
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