Form 10-Q
period 2005-09-30
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2005-11-14
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares of the Registrant’s common stock outstanding at November 11, 2005 was 41,027,689.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
INDEX

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2005	2004
Assets
Rental and other property, net	$1,320,794	$1,247,651
Assets held for sale	280,298	361,563
Cash and cash equivalents	49,497	40,180
Tenant notes and other receivables, net	37,373	17,512
Inventory	125	11,225
Loan origination costs, net	15,900	12,385
Loan reserves	39,784	31,004
Goodwill	—	69,774
Lease intangibles and customer relationships, net	11,856	15,580
Prepaid expenses and other assets	13,845	6,128
Total assets	$1,769,472	$1,813,002
Liabilities and Stockholders’ Equity
Notes payable	$1,071,502	$870,338
Liabilities related to assets held for sale	140,781	165,913
Accounts payable and accrued expenses	29,909	35,233
Dividends payable	1,887	15,505
Tenant deposits and other liabilities	13,539	10,307
Total liabilities	1,257,618	1,097,296
Minority interest	33,512	56,659
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 41,016,595 and 40,874,061 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	410	409
Additional paid-in capital	792,090	790,528
Unearned compensation	(858)	(235)
Accumulated other comprehensive income	1,008	1,208
Retained deficit	(433,416)	(251,971)
Total stockholders’ equity	478,342	659,047
Total liabilities and stockholders’ equity	$1,769,472	$1,813,002

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue
Rental income	$43,519	$40,832	$126,661	$110,473
Sales of manufactured homes	9,795	3,075	30,752	5,391
Utility and other income	5,657	4,376	14,887	11,547
Net consumer finance interest income	273	29	477	45
Total revenue	59,244	48,312	172,777	127,456
Expenses
Property operations	17,645	16,588	48,822	40,423
Real estate taxes	3,453	3,312	10,480	9,260
Cost of manufactured homes sold	10,516	2,825	29,215	4,830
Retail home sales, finance and insurance	5,679	3,095	12,996	5,083
Property management	3,087	1,978	7,846	5,046
General and administrative	7,102	4,441	18,720	23,550
Initial public offering related costs	—	—	—	4,417
Early termination of debt	—	3,258	—	16,685
Depreciation and amortization	18,546	14,949	51,625	40,667
Goodwill impairment	69,774	—	69,774	—
Interest expense	16,989	11,917	44,997	36,012
Total expenses	152,791	62,363	294,475	185,973
Interest income	(739)	(348)	(1,366)	(1,153)
Loss before allocation to minority interest	(92,808)	(13,703)	(120,332)	(57,364)
Minority interest	3,814	530	4,794	4,144
Loss from continuing operations	(88,994)	(13,173)	(115,538)	(53,220)
Income (loss) from discontinued operations	(36,945)	738	(38,805)	2,631
Loss on sale of discontinued operations	—	(2,292)	(678)	(2,292)
Minority interest in discontinued operations	1,588	93	1,761	(37)
Net loss	(124,351)	(14,634)	(153,260)	(52,918)
Preferred stock dividend	(2,578)	(2,577)	(7,734)	(6,388)
Net loss attributable to common stockholders	$(126,929)	$(17,211)	$(160,994)	$(59,306)
Loss per share from continuing operations
Basic loss per share	$(2.24)	$(0.39)	$(3.02)	$(1.61)
Diluted loss per share	$(2.24)	$(0.39)	$(3.02)	$(1.61)
Income (loss) per share from discontinued operations
Basic income (loss) per share	$(0.86)	$(0.03)	$(0.92)	$0.01
Diluted income (loss) per share	$(0.86)	$(0.03)	$(0.92)	$0.01
Loss per share attributable to common stockholders
Basic loss per share	$(3.10)	$(0.42)	$(3.94)	$(1.60)
Diluted loss per share	$(3.10)	$(0.42)	$(3.94)	$(1.60)
Weighted average share information
Common shares outstanding	40,886	40,857	40,875	36,996

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
(in thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Cash flow from operating activities
Net loss attributable to common stockholders	$(160,994)	$(59,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,625	40,667
Stock grant compensation expense	407	10,195
Preferred stock dividend declared	7,734	6,388
Partnership preferred unit distributions declared	1,085	393
Minority interest in net loss	(5,879)	(4,144)
Non-cash IPO related costs	—	389
Early termination of debt	—	10,358
Goodwill impairment	69,774	—
Depreciation and minority interest included in income from discontinued operations	11,580	13,177
Loss on sale of discontinued operations	678	2,292
Impairment charges on assets held for sale	34,794	—
Gain on sale of manufactured homes	(1,537)	—
Changes in operating assets and liabilities, net of acquisitions	(8,966)	4,132
Net cash provided by operating activities	301	24,541
Cash flow from investing activities
Acquisition of Hometown communities	—	(507,136)
Acquisition of D.A.M. and other communities	—	(14,754)
Purchases of manufactured homes	(99,355)	(63,453)
Proceeds from community sales	48,721	—
Proceeds from manufactured home sales	16,051	—
Community improvements and equipment purchases	(56,616)	(22,698)
Net cash used in investing activities	(91,199)	(608,041)
Cash flow from financing activities
Cash flow from IPO
Common stock offering	—	437,790
Preferred stock offering	—	125,000
Common stock offering expenses	—	(36,813)
Preferred stock offering expenses	—	(5,593)
Cash flow from IPO related financing transactions
Debt issued in the financing transactions	—	500,000
Debt paid in the financing transactions	—	(439,048)

(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
(in thousands)
(unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Payment of loan origination costs	—	(8,122)
Release of restricted cash	—	12,278
Release of loan reserves	—	19,089
New loan reserves	—	(14,247)
Proceeds from issuance of debt	312,135	46,192
Repayment of debt	(141,999)	(12,786)
Payment of common and OP Unit dividends	(35,148)	(20,025)
Payment of preferred dividends	(7,734)	(4,669)
Payment of partnership preferred distributions	(1,085)	(131)
Repurchase of OP Units	(6,408)	(125)
Repurchase of PPUs	(2,501)	—
Restricted cash	—	1,391
Loan reserves	(8,780)	(4,405)
Loan origination costs	(8,265)	(3,425)
Net cash provided by financing activities	100,215	592,351
Net increase in cash and cash equivalents	9,317	8,851
Cash and cash equivalents, beginning of period	40,180	26,631
Cash and cash equivalents, end of period	$49,497	$35,482
Non-cash financing and investing transactions:
Debt assumed in connection with acquisitions	$—	$126,622
OP Units issued in connection with acquisitions	$—	$33,142
Notes receivable for manufactured home sales	$19,988	$—
Notes payable issued for redemption of PPUs	$4,999	$—
Supplemental cash flow information:
Cash paid for interest	$43,404	$41,719

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Affordable Residential Communities Inc. (the “Company” or “ARC”) is a Maryland corporation organized as a fully integrated, self-administered and self-managed equity real estate investment trust (“REIT”) for U. S. Federal income tax purposes and is engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses including acting as agent in the sale of homeowners’ insurance and related products, all exclusively to residents and prospective residents of our communities. We were organized in July 1998 and operate primarily through Affordable Residential Communities LP (the “Operating Partnership” or “OP”) and its subsidiaries, of which we are the sole general partner with an ownership percentage of 95.7% as of September 30, 2005.

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

Concurrent with our IPO and the financing transaction noted above, we acquired 90 manufactured home communities from Hometown America, L.L.C. (“Hometown”). The 90 acquired communities are located in 24 states and totaled 26,406 homesites. The total purchase price for these communities and related assets was approximately $615.3 million including assumed indebtedness with a fair value of $93.1 million. See Note 2 for a discussion of the Company’s 2004 acquisitions.

In September 2005, ARC’s board of directors authorized the sale of approximately 79 communities either at auction or through various negotiated sales (see Note 10). Giving effect to these proposed sales, as of September 30, 2005, we owned and operated 237 communities consisting of 49,491 homesites (net of 13,393 homesites classified as discontinued operations) in 21 states with occupancy of 87.5%. Our five largest markets for our continuing operations are Dallas-Fort Worth, Texas, with 13.0% of our total homesites; Atlanta, Georgia, with 10.0% of our total homesites; Salt Lake City, Utah, with 7.7% of our total homesites; the Front Range of Colorado, with 6.6% of our total homesites; and Jacksonville, Florida, with 4.6% of our total homesites. We also conduct a retail home sales business.

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

The interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company, and all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying consolidated financial statements include all of our accounts, which include the results of operations of the manufactured home communities acquired only for the periods subsequent to the date of acquisition. We have eliminated all significant inter-company balances and transactions.

Summary of Significant Accounting Policies

Rental and Other Property

We carry rental property at cost, less accumulated depreciation. We capitalize significant renovations and improvements that substantially improve asset quality and/or extend the useful life of assets and depreciate them over their estimated remaining useful lives. We expense maintenance and repairs as incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are as follows:

Asset Class	Estimated Useful Lives (Years)
Manufactured home communities and improvements	10 to 30
Buildings	10 to 20
Rental homes	3
Furniture and other equipment	5
Computer software and hardware	3

We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that the recoverability of the net book value of the asset is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if an impairment adjustment is required. If this review indicates that the asset’s carrying amount will not be fully recoverable, we will reduce the carrying value of the asset to its estimated fair value. During the three months ended September 30, 2005, the Company designated 79 communities as being held for sale and performed a comparison of their carrying amount against their recoverability. Certain of these communities have expected net proceeds that are lower than their net book value and accordingly we recorded an impairment loss of $34.8 million to write down these communities to their estimated fair value as of period-end. These communities had lower than average occupancy and operating performance. No impairment losses were recorded for the same period in 2004.

Effective January 1, 2005, we changed our estimate of the depreciable life of our rental homes from 10 years to 3 years. Homes in our rental home portfolio will now be depreciated over three years of service to an estimated salvage value of 70%. This change was made to align the depreciable lives of our rental homes to our intent to sell homes from our rental home portfolio after a three-year period to reduce the costs of repairs and maintenance. This change in estimate did not have a material impact on our financial positions, results of operations or cash flows.

Discontinued Operations

The Company considers a community to be a discontinued operation when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by Statement of Financial Accounting Standards, “SFAS”, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the communities identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the communities classified as held for sale continues to be accrued. The results of operations of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of communities in the period in which the properties are discontinued and recognize any resulting gains on the sales of communities when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS No. 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. We disclose, if applicable, in the notes to our financial statements the segment under which the long-lived asset is reported.

Revenue Recognition

We recognize rental income on homesites and homes when earned and due from residents. Leases entered into by homeowner tenants for the rental of a site generally are month-to-month and are renewable by mutual agreement of the resident and us or, in some cases, as provided by statute. Leases entered into by home renters are generally one year in duration and are renewable by mutual agreement between the home renter and us. We defer rent received in advance and recognize it in income when earned. On lease with option to purchase contracts, we defer revenue recognition of all down-payments, supplemental lease payments and sales commissions until the point of sale, which generally is at the end of a lease term that typically has a duration of 24 to 72 months.

We recognize revenues from manufactured home sales when we receive the down payment, the buyer arranges financing, we transfer title, possession and other attributes of ownership to the buyer, and we have no further obligations to perform significant additional activities.

Restricted Stock Grants

We have included a charge of $10.1 million in general and administrative expense for the nine months ended September 30, 2004, representing the value of 530,000 shares of common stock that were granted on

February 18, 2004 under our 2003 equity incentive plan and vested on the date of grant. We valued the shares at $19.00 per share, the price at which we sold shares in the IPO (see Note 2). In addition, during 2004 we granted 95,000 shares of restricted common stock that vest over five years. In June 2004, 42,500 of these restricted shares were forfeited and in October 2004, an additional 37,500 shares of restricted stock were forfeited pursuant to the terms of their issuance. During the nine months ended September 30, 2005, 3,000 of these shares vested. In April 2005, the ARC board of directors approved an award of 80,000 shares of common stock to Scott D. Jackson, the Company’s former Chief Executive Officer and current Vice Chairman, under the Company’s 2003 equity incentive plan. The shares granted vest over three years with 20,000 shares vesting immediately and 20,000 shares vesting on each of the anniversary dates until April 29, 2008. Vesting is subject to Mr. Jackson’s continued employment with the Company and may be accelerated in the event of death, a change in control, or termination other than for cause. Vested shares may not be sold by Mr. Jackson until the first anniversary date of vesting without the prior written consent of the Compensation Committee. All shares, vested and unvested, are entitled to receive dividends and to vote unless forfeited.

We have recorded the unvested portion of the 72,000 outstanding restricted shares as of September 30, 2005 as unearned compensation on the balance sheet and are amortizing the balance ratably over the vesting period. We recorded compensation expense related to restricted shares of $81,000 and $407,000 during the three and nine months ended September 30, 2005, respectively, as compared to $50,000 and $185,000 during the same periods in 2004.

We consider the number of vested shares issued under our 2003 equity incentive plan as common stock outstanding and include them in the denominator of our calculation of basic earnings per share. We also consider the total number of restricted shares granted under our 2003 equity incentive plan in the denominator of our calculation of diluted earnings per share if they are dilutive. We return forfeited shares to the 2003 equity incentive plan as shares eligible for future grant and adjust any compensation expense previously recorded on such shares in the period the forfeiture occurs.

Interest and Internal Cost Capitalization

We capitalize our interest costs (using our average cost of borrowings) and internal costs (using actual time spent and related costs) on development of long-lived assets from the date we begin substantive activities through the date we place such assets into service in accordance with SFAS No. 34, Capitalization of Interest and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, respectively. The long-lived assets on which we capitalize interest include general construction activities in our communities, manufactured homes and, in the case of the communities acquired, the cost of the vacant homesites we acquired on which we are making improvements and placing a manufactured home for rent or sale. No interest and internal costs were capitalized during the three months ended September 30, 2005 and interest and internal costs of $0.4 million were capitalized during the nine months ended September 30, 2005, as compared to $1.0 million and $2.2 million capitalized during the respective periods in 2004.

Goodwill

We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of tangible assets acquired and liabilities assumed in the Reorganization completed on May 2, 2002. We periodically assess and adjust the value of our goodwill. For the three and nine months ended September 30, 2005, we recorded an impairment charge of $69.8 million to write-off our remaining goodwill (see Note 13).

Accumulated Other Comprehensive Income and Comprehensive Loss

Amounts recorded in accumulated other comprehensive income as of September 30, 2005 represent unrecognized gains on our interest rate swap, which qualifies as a cash flow hedge and will be marked to market over the life of the instrument. Including these unrecognized gains or losses, our comprehensive loss for the three and nine months ended September 30, 2005 was $127.1 million and $161.2 million, respectively, compared with a comprehensive loss of $17.7 million and $58.5 million during the same periods in 2004.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS 123R as of the interim reporting period beginning January 1, 2006. SFAS 123R covers a wide range of share-based compensation arrangements, including options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We do not expect the adoption of SFAS 123R to have a material impact upon our financial position, results of operations or cash flows.

2.   IPO and Acquisitions

IPO and Hometown Acquisition

On February 18, 2004, we completed our IPO of approximately 22.3 million shares of our common stock at $19.00 per share (excluding approximately 2.3 million shares sold by selling stockholders) and 5.0 million shares of our preferred stock priced at $25.00 per share. The net proceeds to the Company from our IPO of common stock and preferred stock were $517.5 million before expenses. On March 17, 2004, we issued 791,592 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option generating net proceeds to the Company of $14.0 million. Concurrent with the IPO, we also completed the refinancing of $240.0 million of our mortgage debt and raised an additional $260.0 million of new mortgage debt. The new mortgage debt at the time of the IPO consisted of $215.3 million of ten-year fixed rate debt with an interest rate of 5.53%, $100.7 million of five-year fixed rate debt with an interest rate of 5.05% and $184.0 million of floating rate debt. Proceeds from the IPO and new debt were used to purchase the Hometown communities, repay our Rental Home Credit Facility and redeem the Preferred Interest issued by one of our subsidiaries (see Note 6 to the Company’s consolidated financial statements for the year ended December 31, 2004 as filed on Form 10-K).

On February 18, 2004 and subsequent dates thereafter, we acquired 90 manufactured home communities from Hometown. The 90 acquired communities are located in 24 states and include 26,406 homesites. The total purchase price for all the communities we acquired consisted of the following (in thousands):

Cash purchase price	$522,131
Debt assumed in connection with the acquisition	93,139
Total purchase price	$615,270

Our purchase price allocation is as follows (in thousands):

Land	$90,296
Rental and other property	494,429
Manufactured homes	9,761
Lease intangibles	811
Customer relationships	14,496
Notes receivable	5,477
Total purchase price allocation	$615,270

D. A. M. Portfolio Acquisition

On June 30, 2004, we acquired 36 manufactured home communities from D.A.M. MASTER ENTITY, L.P. The communities are located in 3 states and include 3,573 homesites. The total purchase price (including the costs of manufactured homes) was approximately $65.5 million, including assumed indebtedness with a fair value of $29.7 million. In addition to cash and the assumption of debt, this acquisition was funded through the issuance of Series “B”, “C” and “D” Partnership Preferred Units (“PPUs”), for proceeds totaling $33.1 million. All of the “D” series PPUs totaling $8.0 million were redeemed for cash on July 6, 2004. All of the “B” series PPUs totaling $7.5 million were redeemed on July 18, 2005 for cash of $2.5 million and notes payable of $5.0 million. See Note 3 for further discussion of the PPUs.

Our purchase price allocation is as follows (in thousands):

Land	$9,225
Rental and other property	55,501
Manufactured homes	803
Customer relationships	52
Other assets	375
Other liabilities	(453)
Total purchase price allocation	$65,503

We have prepared the following unaudited pro-forma income statement information as if the Hometown and D.A.M. acquisitions had occurred on January 1, 2004. The pro-forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisitions on January 1, 2004 (in thousands, except per share information):

	Nine Months Ended
	September 30,
	2005	2004
	Actual	Pro-Forma
Revenue	$172,777	$139,513
Total expenses	294,475	197,282
Interest income	(1,366)	(1,211)
Loss from continuing operations before allocation to minority interest	(120,332)	(56,558)
Minority interest	4,794	4,092
Loss from continuing operations	(115,538)	(52,466)
Discontinued operations	(37,722)	767
Net loss	$(153,260)	$(51,699)
Net loss attributable to common stockholders	$(160,994)	$(58,087)
Basic loss per share attributable to common stockholders	$(3.94)	$(1.57)
Diluted loss per share attributable to common stockholders	$(3.94)	$(1.57)
Weighted average shares outstanding	40,875	36,996

Other Acquisitions

During the period from January 1, 2004 through December 31, 2004, in addition to the Hometown and D.A.M. portfolio acquisitions, we acquired six manufactured home communities from unaffiliated third parties for approximately $16.5 million in cash and $3.8 million in assumed debt. We accounted for these acquisitions utilizing the purchase method of accounting and, accordingly, have allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair values at the date of their acquisition. We allocated the majority of the purchase price to the rental property and intangible assets, including customer relationships and leases intangibles. No acquisitions were made in the three and nine months ended September 30, 2005.

We have not presented pro-forma results of operations for the three or nine months ended September 30, 2004 as if these other acquisitions were made on the first day of 2004, as the effects of these other acquisitions are not material to our financial position, results of operations or cash flows for this period.

The table below summarizes all of our manufactured home community acquisitions for the period January 1, 2004 through September 30, 2005:

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

3.   Common Stock, Preferred Stock and Minority Interest Related Transactions

On March 16, 2005, we declared a quarterly dividend of $0.3125 per share of common stock. We paid the total common stock dividend of $12.8 million on April 15, 2005, to shareholders of record on March 31, 2005. Also on March 16, 2005, we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. We paid the total preferred stock dividend of $2.6 million on April 29, 2005, to shareholders of record on April 15, 2005.

On May 23, 2005, we declared a quarterly dividend of $0.1875 per share of common stock. We paid the total common stock dividend of $7.7 million on July 15, 2005, to shareholders of record on June 30, 2005. Also on May 23, 2005, we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. We paid the total preferred stock dividend of $2.6 million on July 29, 2005, to shareholders of record on July 15, 2005.

On September 21, 2005, we elected to eliminate the dividend on our common stock for the quarter ended September 30, 2005. Also on September 21, 2005, we declared a quarterly dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. We paid the total preferred stock dividend of $2.6 million on October 30, 2005 to shareholders of record on October 15, 2005.

At September 30, 2005, minority interest consisted of 1,842,055 OP Units that were issued to various limited partners and 705,688 Series “C” PPUs issued on June 30, 2004, as part of the D.A.M. portfolio acquisition. Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a “Paired Equity Unit”) that allows each holder to vote an OP Unit on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash, or at our election, one share of our common stock. During the three and nine months ended September 30, 2005, the Company redeemed for cash approximately 359,000 and 501,000 OP Units totaling approximately $4.6 million and $6.4 million, respectively. The Company also exchanged approximately 60,000 OP Units for shares of ARC common stock during the three and nine months ended September 30, 2005 for a total value of $0.6 million.

As of June 30, 2005, 300,000 Series “B” PPUs were outstanding. According to the terms of the Series “B” PPUs, in July 2005 the Series “B” PPU holders requested redemption of their units, and the Operating Partnership elected to repurchase them for approximately $2.5 million in cash and notes payable totaling approximately $5.0 million.

The Series “C” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series “C” PPUs can be redeemed at the option of the Operating Partnership for cash after the fifth anniversary of their issuance. Series “C” PPU holders can request redemption of their units after the two and a half year anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock, cash and/or a note payable, at the Operating Partnership’s option. As of September 30, 2005, we had accrued $183,773 of the Series “C” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “C” preferred unitholders through that date.

We have recorded an equity transfer adjustment between additional paid-in capital and the minority interest in our consolidated balance sheet as of September 30, 2005 to account for changes in the respective ownership in the underlying equity of the Operating Partnership.

The following summarizes the activity of the minority interest in the Operating Partnership (in thousands):

Minority interest at December 31, 2004	$56,659
Minority interest in loss	(6,555)
Transfer from stockholders’ equity	167
Repurchase of OP Units	(7,002)
Repurchase of Series “B” PPUs	(7,500)
Distributions to PPU holders	(1,085)
Distributions to OP unitholders	(1,172)
Minority interest at September 30, 2005	$33,512

4.   Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	September 30,	December 31,
	2005	2004
Land	$173,619	$173,418
Land and building improvements	1,081,440	1,042,057
Rental homes and improvements	219,854	149,941
Furniture, equipment and vehicles	13,409	10,933
Subtotal	1,488,322	1,376,349
Less accumulated depreciation	(167,528)	(128,698)
Rental and other property, net	$1,320,794	$1,247,651

We have capitalized interest and internal costs of zero and $0.4 million in the cost of land and building improvements and rental homes and improvements for the three and nine months ended September 30, 2005, respectively, as compared to $1.0 million and $2.2 million capitalized during the same periods in 2004.

5.   Notes Payable

The following table sets forth certain information regarding our notes payable (in thousands):

	September 30,	December 31,
	2005	2004
Senior fixed rate mortgage due 2009, 5.05% per annum	$82,770	$83,675
Senior fixed rate mortgage due 2012, 7.35% per annum	275,593	277,720
Senior fixed rate mortgage due 2014, 5.53% per annum	188,907	190,783
Senior variable rate mortgage due 2006, one-month LIBOR plus 3.00% per annum (6.86% at September 30, 2005)	108,520	118,922
Various individual fixed rate mortgages due 2005 through 2031, averaging 7.04% per annum	121,051	121,911
Revolving credit mortgage facility due 2006, one-month LIBOR plus 2.75% per annum (6.61% at September 30, 2005)	58,764	51,000
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (7.50% at September 30, 2005)	24,202	25,280
Trust preferred securities due 2035, three-month LIBOR plus 3.25% per annum (7.32% at September 30, 2005)	25,780	—
Consumer finance facility due 2008, one-month LIBOR plus 3.00% per annum (6.86% at September 30, 2005)	14,013	—
Lease receivable facility due 2008, one-month LIBOR plus 3.25% per annum (7.11% at September 30, 2005)	69,000	—
Senior exchangeable notes due 2025, 7.50% per annum	96,600	—
D.A.M. PPU notes payable due 2006, 7.00% per annum	4,999	—
Other loans	1,303	1,047
	$1,071,502	$870,338

Senior Fixed Rate Mortgage Due 2009

We entered into the Senior Fixed Rate Mortgage due 2009 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 22 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2009 bears interest at a fixed rate of 5.05% per annum, will amortize based on a 30-year amortization schedule and will mature on March 1, 2009. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2009 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2012

We entered into the Senior Fixed Rate Mortgage due 2012 on May 2, 2002. It is an obligation of certain of our special purpose real property subsidiaries and is collateralized by 89 manufactured home communities. The Senior Fixed Rate Mortgage due 2012 bears interest at a fixed rate of 7.35% per annum, will amortize based on a 30-year schedule and matures on May 1, 2012. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending (included in loan reserves) and property operating expenditures (included in cash and cash equivalents). The Senior Fixed Rate Mortgage due 2012 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2014

We entered into the Senior Fixed Rate Mortgage due 2014 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 41 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2014 bears interest at a fixed rate of 5.53% per annum, will amortize based on a 30-year schedule and will mature on March 1, 2014. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2014 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Variable Rate Mortgage Due 2006

We entered into the Senior Variable Rate Mortgage due 2006 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 27 manufactured home communities owned by these subsidiaries. The Senior Variable Rate Mortgage due 2006 bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR (6.86% at September 30, 2005) and will mature in February 2006. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage due 2006 for three additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375% of the outstanding principal balance, respectively. We purchased interest rate caps to limit our interest costs in the event of increases in the one-month LIBOR above 5.00%, and intend to purchase such caps for any extensions, as applicable. We will incur an exit fee equal to 0.50% of the loan amount payable upon any repayment of the principal amount of the loan. The exit fee will be subject to reduction by an amount equal to 0.50% of the principal amount of any first mortgage loans provided by the lenders to refinance the Senior Variable Rate Mortgage due 2006. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. We may repay the Senior Variable Rate Mortgage due 2006 subject to a prepayment penalty calculated as the product of 0.25%, the number of payment dates remaining to maturity and the amount being repaid for prepayments made in months one through twelve. Prepayments made in months 13 to 24 are subject to a flat 1% fee of amounts repaid.

Various Individual Fixed Rate Mortgages Due 2005 Through 2031

We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition. We have refinanced one property and expect to refinance additional properties over time. The mortgages are secured by specific manufactured home communities and subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage. The mortgages are as follows:

a)               Mortgages assumed and one refinanced as part of individual property purchases. These notes total approximately $33.5 million at September 30, 2005, mature from 2006 through 2028 and have an average effective annual interest rate of 7.26%.

b)              Mortgages assumed in conjunction with the Hometown acquisition. These notes total approximately $60.4 million at September 30, 2005, mature from 2005 through 2031 and carry an average effective annual interest rate of 6.86%.

c)               Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $27.2 million at September 30, 2005, mature in 2008 and carry an average effective annual interest rate of 7.18%.

Revolving Credit Mortgage Facility

In September 2004, we obtained a Revolving Credit Mortgage Facility for borrowings of up to $85.0 million. This facility is an obligation of a subsidiary of the Operating Partnership and is secured by 33 communities that previously secured the cancelled Senior Revolving Credit Facility (see Note 6 to the Company’s consolidated financial statements for the year ended December 31, 2004 as filed on Form 10-K), as well as various additional communities acquired subsequent to our IPO. Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements equal to the lesser of (1) 65% of the value of the communities securing the loan and (2) the supportable debt of all communities securing the loan using a 1.2 to 1 debt service coverage and a market constant of 7.5%. Our borrowing base at September 30, 2005 was $58.8 million based on these limitations. We incurred a commitment fee of 0.5% at the closing of the facility, $0.7 million upon amendment of the facility, and will pay origination fees of 0.5% with each advance. The facility contains no significant financial covenants. In September 2005, we amended our revolving credit mortgage facility to extend the maturity of the facility to September 2006. As amended, the facility bears interest at the rate of one-month LIBOR plus 2.75% (6.61% at September 30, 2005).

Floorplan Lines of Credit

As amended in November 2005 and effective September 30, 2005, our floorplan line of credit provides for borrowings of up to $35.0 million secured by manufactured homes in inventory. Under the amended line of credit, the lender will advance 75% of the purchase cost of manufactured homes. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the amended line of credit will bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (7.50% at September 30, 2005) based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The amended line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $425.0 million from September 30, 2005 through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of September 30, 2005 with all financial covenants under the amended line of credit which was finalized in November 2005 but made effective September 30, 2005. The line of credit is subject to a commitment fee of $250,000, an unused line fee of .25% per annum and an early termination fee of 1.00% to 3.00%, based on the termination date.

Trust Preferred Securities Due 2035

On March 15, 2005, the Company issued $25.8 million in unsecured trust preferred securities. The $25.8 million trust preferred securities bear interest at three-month LIBOR plus 3.25% (7.32% at September 30, 2005). Interest on the securities is paid on the 30th of March, June, September and December of each year. The Company may redeem these securities on or after March 30, 2010 in whole or in part at principal amount plus accrued interest. The securities are mandatorily redeemable on March 15, 2035 if not redeemed sooner.

Consumer Finance Facility

We entered into the Retail Home Sales and Consumer Finance Debt Facility (the “Consumer Finance Facility”) on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition and amended it in April 2005 in connection with entering into a two-year, $75.0 million secured revolving lease receivables credit facility (see Lease Receivables Facility below). The Consumer Finance Facility has a total commitment of $125.0 million and a term of four years. This facility is an obligation of a subsidiary of our Operating Partnership, and borrowings under this facility are secured by manufactured housing conditional sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility. The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR (6.86% at September 30, 2005). During the quarter, we paid a commitment fee of 1.00% on the original committed amount and 0.75% of the amended committed amount and will pay additional annual commitment fees payable on each anniversary of the closing. Advances under the facility are subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

The Consumer Finance Facility was amended for financial covenants in October 2005 but made effective September 30, 2005. The amended line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $425.0 million from September 30, 2005 through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of September 30, 2005 with all financial covenants under the amended line of credit.

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

Lease Receivables Facility

On April 6, 2005, the Company entered into a two-year, $75.0 million secured revolving credit facility (the “Lease Receivables Facility”) with Merrill Lynch Mortgage Capital Inc. to be used to finance the purchase of manufactured homes and for general corporate purposes. In October 2005, we amended our lease receivables facility to increase the size of the facility from $75 million to $150 million. The amendment also (i) increased the limit on borrowings under the lease receivables facility from an amount equal to approximately 55% of the net book value of the eligible manufactured housing units owned by two of our indirect wholly owned subsidiaries, ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”) and located in ARC’s communities, to 65%, subject to certain other applicable borrowing base requirements, (ii) increased the interest rate on borrowings under the facility from 3.25% plus one-month

LIBOR (7.11% at September 30, 2005) to 4.125% plus one-month LIBOR, and (iii) extended the maturity of the facility from March 31, 2007 to September 30, 2008.

The amended line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $425.0 million from September 30, 2005 through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of September 30, 2005 with all financial covenants under the amended line of credit which was finalized in October 2005 but made effective September 30, 2005. Borrowings under the Lease Receivables Facility are secured by an assignment of all lease receivables and rents, an assignment of the underlying manufactured homes and a pledge by ARCHC LLC and ARC Housing GP LLC of 100% of the outstanding equity in Housing. Interest is payable monthly.

Senior Exchangeable Notes Due 2025

In August 2005, we issued $96.6 million aggregate principal amount of 7.50% senior exchangeable notes due 2025 to qualified institutional buyers in a private transaction. The notes are senior unsecured obligations of the OP and are exchangeable, at the option of the holders, into shares of ARC common stock at an initial exchange rate of 69.8812 shares per $1,000 principal amount of the notes (equal to an initial exchange price of approximately $14.31 per share), subject to adjustment and, in the event of specified corporate transactions involving ARC or the OP, an additional make-whole premium. Upon exchange, the OP shall have the option to deliver, in lieu of shares of ARC common stock, cash or a combination of cash and shares of ARC common stock.

Prior to August 20, 2010, the notes are not redeemable at the option of the OP. After August 20, 2010, the OP may redeem all or a portion of the notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any, on the notes, if the closing price of ARC common stock has exceeded 130% of the exchange price for at least 20 trading days in any consecutive 30-trading day period.

Holders of the notes may require the OP to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest, if any, on the notes on each of August 15, 2010, August 15, 2015, and August 15, 2020, or after the occurrence of certain corporate transactions involving ARC or the OP.

The notes will be treated as a combined instrument and not bifurcated to separately account for any derivative instruments principally because in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (i) the conversion feature is indexed to our own common stock and would be classified in stockholders’ equity if it were a freestanding derivative and (ii) the put and call option features are clearly and closely related to the notes at fixed conversion amounts.

D.A.M. PPU Notes Payable Due 2006

According to the terms of the Series “B” PPUs, in July 2005 the Series “B” PPU holders requested redemption of their units, and the Operating Partnership elected to repurchase them for approximately $2.5 million in cash and notes payable totaling approximately $5.0 million. Principal payments of approximately $2.5 million plus interest accrued at 7.00% are due on January 18, 2006 and July 18, 2006.

6.   Loss per share

The following table reflects the calculation of loss per share on a basic and diluted basis (amounts in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Loss per share from continuing operatiions:
Loss from continuing operations	$(88,994)	$(13,173)	$(115,538)	$(53,220)
Preferred stock dividends	(2,578)	(2,577)	(7,734)	(6,388)
Net loss from continuing operations	$(91,572)	$(15,750)	$(123,272)	$(59,608)
Weighted average share information:
Common shares outstanding	40,886	40,857	40,875	36,996
Basic loss per share from continuing operations	$(2.24)	$(0.39)	$(3.02)	$(1.61)
Diluted loss per share from continuing operations	$(2.24)	$(0.39)	$(3.02)	$(1.61)
Income (loss) per share from discontinued operations:
Income (loss) from discontinued operations	$(36,945)	$738	$(38,805)	$2,631
Loss on sale of discontinued operations	—	(2,292)	(678)	(2,292)
Minority interest in discontinued operations	1,588	93	1,761	(37)
Net income (loss) from discontinued operations	$(35,357)	$(1,461)	$(37,722)	$302
Basic income (loss) per share from discontinued operations	$(0.86)	$(0.03)	$(0.92)	$0.01
Diluted income (loss) per share from discontinued operations	$(0.86)	$(0.03)	$(0.92)	$0.01
Loss per share to common stockholders:
Net loss to common stockholders	$(126,929)	$(17,211)	$(160,994)	$(59,306)
Basic loss per share to common stockholders	$(3.10)	$(0.42)	$(3.94)	$(1.60)
Diluted loss per share to common stockholders	$(3.10)	$(0.42)	$(3.94)	$(1.60)
Equivalent shares excluded from diluted loss per share(1)	3,985	4,186	4,607	3,109

(1)          Equivalent shares of common stock related to outstanding warrants, PPUs and OP Units and unvested restricted stock have been excluded from the diluted loss per share calculation as the impact would be anti-dilutive.

7.   Property Operations Expense

During the three and nine months ended September 30, 2005 and 2004, we incurred property operations expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Utilities and telephone	$6,722	$5,473	$18,184	$14,726
Salaries and benefits	5,220	4,400	15,257	11,610
Repairs and maintenance	2,841	3,273	7,102	6,566
Insurance	635	1,257	2,062	2,357
Bad debt expense	745	877	1,816	1,745
Professional services	312	416	913	980
Office supplies	271	142	752	355
Advertising	171	239	303	648
Other operating expense	728	511	2,433	1,436
	$17,645	$16,588	$48,822	$40,423

8.   Retail Home Sales, Finance and Insurance Expense

During the three and nine months ended September 30, 2005 and 2004, we incurred retail home sales, finance and insurance expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Utilities and telephone	$71	$25	$184	$64
Salaries and benefits	2,921	502	6,362	1,726
Repairs and maintenance	323	36	378	299
Insurance	132	(7)	326	68
Bad debt expense	290	135	601	145
Professional services	591	284	990	611
Office supplies	62	14	214	(70)
Advertising	999	2,073	2,936	2,280
Other operating expense	290	33	1,005	(40)
	$5,679	$3,095	$12,996	$5,083

9.   General and Administrative Expense

During the three and nine months ended September 30, 2005 and 2004, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Salaries and benefits(a)	$4,404	$2,242	$11,050	$17,513
Travel	677	434	1,853	1,510
Professional services	884	977	3,092	2,014
Telephone	180	66	383	194
Office supplies	126	76	357	418
Insurance	278	303	716	688
Rent	68	60	167	319
Other administrative expense	485	283	1,102	894
	$7,102	$4,441	$18,720	$23,550

(a)           The nine months ended September 30, 2004 includes $10.1 million incurred in conjunction with the IPO in which we granted 530,000 shares of restricted stock that vested immediately (see Note 1).

10.   Discontinued Operations

In July 2004, we entered into a real estate auction agreement to sell 12 communities comprising 2,933 homesites. In addition to the 12 communities, as part of the auction, the Company also contracted to sell two parcels of undeveloped commercial land located adjacent to one of its communities in Colorado. The auction was held in September 2004. These sales, other than the sale of one of the 12 properties, closed during the fourth quarter of 2004, resulting in net proceeds to the Company of $21.6 million after selling commissions, sales expenses and the repayment of approximately $6.0 million of associated debt. The remaining community continues to be held for sale and was classified as discontinued operations as of December 31, 2004 and September 30, 2005, based on the Company’s intent to sell this community during 2005.

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

In September 2005, ARC’s board of directors authorized the sale of approximately 79 communities in 33 markets comprising 13,393 homesites, either at auction or through various negotiated sales. Following the closing of these sales, and assuming all 79 communities are sold and closed, ARC will continue to own 237 communities that it believes meet its business plan objectives and operating strategy objectives.

In accordance with the provisions of SFAS No. 144, each of the communities designated for sale during 2005 and 2004 have been classified as discontinued operations as of September 30, 2005 and

December 31, 2004. We have included $280.3 million and $361.6 million of assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively. We also have included $140.8 million and $165.9 million of obligations related to these communities as liabilities related to assets held for sale in the accompanying balance sheets as of September 30, 2005 and December 31, 2004, respectively. In addition, we have presented the operations of each of these communities as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and recorded an impairment charge of $34.8 million related to discontinued operations for the three and nine months ended September 30, 2005.

The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	September 30,	December 31,
	2005	2004
Assets Held for Sale
Rental and other property, net	$293,244	$346,108
Tenant, notes and other receivables, net	1,258	1,555
Loan origination costs	1,812	2,018
Goodwill	15,490	15,490
Lease intangibles and customer relationships, net	2,713	4,144
Prepaid expenses and other assets	505	523
Reserve for loss on sales of communities	(34,724)	(8,275)
	$280,298	$361,563
Liabilities Related to Assets Held for Sale
Notes payable	$134,184	$160,213
Accounts payable and accrued expenses	3,379	2,891
Tenant deposits and other liabilities	3,218	2,809
	$140,781	$165,913

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Statement of Operations
Revenue	$13,583	$15,814	$42,215	$41,192
Operating expenses	(15,734)	(15,076)	(46,226)	(38,561)
Asset impairment charges	(34,794)	—	(34,794)	—
Income (loss) from discontinued operations	$(36,945)	$738	$(38,805)	$2,631

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

Outstanding purchase orders for manufactured homes are our only significant purchase commitments. As of September 30, 2005, we had commitments to purchase 400 homes for approximately $11.2 million.

12.   Segment Information

We operate in three business segments—real estate, retail home sales and finance and insurance. A summary of our business segment information is shown below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total revenue
Real estate	$48,199	$44,991	$140,020	$121,581
Retail home sales	9,823	3,075	30,785	5,395
Finance and insurance	1,224	246	1,972	480
Corporate and other	(2)	—	—	—
	$59,244	$48,312	$172,777	$127,456
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	$21,098	$19,900	$59,302	$49,683
Retail home sales	14,154	5,390	38,352	8,940
Finance and insurance	1,809	508	3,363	824
Corporate and other	232	22	496	149
	$37,293	$25,820	$101,513	$59,596
Net segment income(a)
Real estate	$27,101	$25,091	$80,718	$71,898
Retail home sales	(4,331)	(2,315)	(7,567)	(3,545)
Finance and insurance	(585)	(262)	(1,391)	(344)
Corporate and other	(234)	(22)	(496)	(149)
	$21,951	$22,492	$71,264	$67,860
Property management expense	$3,087	$1,978	$7,846	$5,046
General and administrative expense	$7,102	$4,441	$18,720	$23,550
IPO related costs	$—	$—	$—	$4,417
Early termination of debt	$—	$3,258	$—	$16,685
Interest expense
Real estate	$13,092	$11,745	$38,664	$33,063
Retail home sales	750	76	1,638	41
Corporate and other	3,147	96	4,695	2,908
	$16,989	$11,917	$44,997	$36,012

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Amortization expense	$2,844	$2,132	$8,450	$6,186
Depreciation expense
Real estate	$15,603	$12,721	$42,826	$34,422
Retail home sales	2	8	17	24
Finance and insurance	1	2	4	5
Corporate and other	96	86	328	30
	$15,702	$12,817	$43,175	$34,481
Goodwill impairment	$69,774	$—	$69,774	$—
Interest income	$(739)	$(348)	$(1,366)	$(1,153)
Loss before allocation to minority interest	$(92,808)	$(13,703)	$(120,332)	$(57,364)
Minority interest	$3,814	$530	$4,794	$4,144
Loss from continuing operations	$(88,994)	$(13,173)	$(115,538)	$(53,220)
Income (loss) from discontinued operations	$(36,945)	$738	$(38,805)	$2,631
Loss on sale of discontinued operations	$—	$(2,292)	$(678)	$(2,292)
Minority interest in discontinued operations	$1,588	$93	$1,761	$(37)
Net loss	$(124,351)	$(14,634)	$(153,260)	$(52,918)
Preferred stock dividend	$(2,578)	$(2,577)	$(7,734)	$(6,388)
Net loss attributable to common stockholders	$(126,929)	$(17,211)	$(160,994)	$(59,306)

	September 30,	December 31,
	2005	2004
Identifiable assets
Real estate	$1,625,159	$1,738,224
Retail home sales	15,841	30,053
Finance and insurance	18,014	735
Corporate and other	110,458	43,990
	$1,769,472	$1,813,002
Notes payable
Real estate	$904,606	$844,010
Retail home sales	24,202	25,280
Finance and insurance	14,013	—
Corporate and other	128,681	1,048
	$1,071,502	$870,338

13.   Goodwill Impairment

We periodically assess and adjust the value of our goodwill based the estimated fair value of our net assets as compared to their net book value and the market value of our equity. During the third quarter of 2005, approximately $15.5 million of goodwill was assigned to the 79 communities designated as assets held for sale, based on their relative asset value. Subsequent to an announcement on September 21, 2005, that ARC was making changes in senior management, eliminating the dividend on its common stock, and planning the sale of 79 communities, the market value of ARC’s common stock declined. As a result, and because the estimated fair value of our tangible net assets was above the market value of our equity at September 30, 2005, we recorded an impairment charge of $69.8 million to write off our remaining goodwill.

14.   Subsequent Events

In October 2005, we amended our lease receivables facility to increase the size of the facility from $75 million to $150 million. The amendment also (i) increased the limit on borrowings under the lease receivables facility from an amount equal to approximately 55% of the net book value of the eligible manufactured housing units owned by two of our indirect wholly owned subsidiaries, ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”) and located in ARC’s communities, to 65%, subject to certain other applicable borrowing base requirements, (ii) increased the interest rate on borrowings under the facility from 3.25% plus one-month LIBOR to 4.125% plus one-month LIBOR (the rate that would have been in effect at September 30, 2005 if the amendment had been completed by that date is 7.985%), and (iii) extended the maturity of the facility from March 31, 2007 to September 30, 2008.

Our community in Naples, Florida, and four of its communities in the Ft. Lauderdale and West Palm Beach area suffered damage from Hurricane Wilma on October 24, 2005. We are still assessing the extent of the damage to these properties and the property of its residents, but, based on preliminary assessments, we believe that we have sufficient property and business interruption insurance to cover most of the damage to our owned property. At this time, we believe that the costs of clean up and repair in the communities could exceed our insurance coverage for those items by as much as $1,000,000, or $0.02 to $0.03 per share, but we caution that these are preliminary estimates and are subject to change as additional information becomes available.

On November 4, 2005, we entered into a Separation and Release Agreement (the “Separation Agreement”) with John G. Sprengle, the Company’s Vice-Chairman, which will result in the termination of his employment on November 30, 2005 (the “Separation Date”). Under the Separation Agreement, Mr. Sprengle resigned his employment with the Company and will receive a lump sum payment of $750,000 on the Separation Date and will be covered under the Company’s health benefit plan in accordance with COBRA for a period of eighteen months following the Separation Date. Pursuant to the Separation Agreement Mr. Sprengle will be bound by non-competition and non-solicitation agreements for a two-year period. Pursuant to Mr. Sprengle’s resignation as Vice-Chairman of the Company, Mr. Sprengle’s Employment Agreement, dated February 18, 2004 (the “Employment Agreement”), will terminate on the Separation Date. He will continue as an employee of the Company until the Separation Date pursuant to the Separation Agreement. On November 4, 2005, Mr. Sprengle resigned from the Company’s Board of Directors, effective as of that date.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. These risks, and the following factors, could cause actual results to vary from our forward-looking statements: national, regional and local economic climates, future terrorist attacks in the U.S. or abroad, competition from other forms of single or multifamily housing, changes in market rental rates, supply and demand for affordable housing, the cost of acquiring, transporting, setting or selling manufactured homes, the availability of manufactured homes from manufacturers, the availability of financing for us to acquire additional manufactured homes, the ability of manufactured home buyers to obtain financing, our ability to maintain rental rates and maximize occupancy, the level of repossessions by manufactured home lenders, the adverse impact of external factors such as changes in interest rates, inflation and consumer confidence, the ability to identify acquisitions, the pace and terms of acquisitions and/or dispositions of communities and new or used homes, our completion of the anticipated auction of up to 71 communities and the terms on which those sales might occur, if at all, the sale of any additional communities and the terms of those sales, if they occur, our corporate debt ratings, demand for home purchases in our communities and demand for financing of such purchases, demand for rental homes in our communities, the condition of capital markets, actual outcome of the resolution of any conflict, our ability to successfully operate acquired properties, our ability to maintain our REIT status, environmental uncertainties and risks related to natural disasters, and changes in and compliance with real estate permitting, licensing and zoning laws including legislation affecting monthly leases and rent control and increases in property taxes.

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

GENERAL STRUCTURE OF THE COMPANY AND RECENT DEVELOPMENTS

We are a fully integrated, self-administered and self-managed equity REIT focused on the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities. We also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners’ insurance and other related insurance products. We conduct substantially all of our activities through our Operating Partnership, of which we are the sole general partner and in which we hold a 95.7% ownership interest.

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

In July 2004, we completed the acquisition of the Western Mobile Estates manufactured home community located in West Valley City, Utah, comprising 145 homesites. The total purchase price of $3.8 million included $3.76 million in seller financing. In September 2004, we completed the acquisition of the Willow Creek Estates manufactured home community located in Ogden, Utah, comprising 137 homesites for a total cash purchase price of $3.2 million.

Also in July 2004, we entered into a real estate auction agreement to sell 12 communities comprising 2,933 homesites. In addition to the 12 communities, as part of the auction, the Company also contracted to sell two parcels of undeveloped commercial land located adjacent to one of its communities in Colorado. The auction was held in September 2004. These sales, other than the sale of one of the 12 properties, closed during the fourth quarter of 2004, resulting in net proceeds to the Company of $21.6 million after selling commissions, sales expenses and the repayment of approximately $6.0 million of associated debt. The remaining community continues to be held for sale and was classified as held for sale as of September 30, 2005 based on the Company’s intent to sell this community during 2005.

In August 2004, we cancelled our $125.0 million Senior Revolving Credit Facility and incurred approximately $3.3 million in debt extinguishment costs. In September 2004, we obtained our Revolving Credit Mortgage Facility for borrowings of up to $85.0 million. This facility is an obligation of a subsidiary of the Operating Partnership and is secured by 33 communities that previously secured the cancelled Senior Revolving Credit Facility, as well as various additional communities acquired subsequent to our IPO. Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements related to the value and cash flows of the communities securing the loan. The Revolving Credit Mortgage Facility bears interest at the one month LIBOR plus 2.75% (6.61% at September 30, 2005) and has an initial term of one year. We incurred a commitment fee of 0.5% at the closing of the facility and will pay origination fees of 0.5% with each advance. The facility contains no significant financial covenants.

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

In September 2005, ARC’s board of directors authorized the sale of approximately 79 communities in 33 markets comprising 13,393 homesites, either at auction or through various negotiated sales. Following the closing of these sales, and assuming all 79 communities are sold and closed, we will continue to own 237 communities that we believe meet our business plan objectives and operating strategy objectives.

OVERVIEW OF RESULTS

For the three and nine months ended September 30, 2005, our net loss attributable to common stockholders was $126.9 million and $161.0 million, or $3.10 per share and $3.94 per share, respectively, as compared to net losses attributable to common stockholders of $17.2 million and $59.3 million, or $0.42 per share and $1.60 per share for the same periods in 2004. For the three and nine months ended September 30, 2005, funds from operations available to common stockholders (“FFO”) was ($107.8) million and ($105.7) million, respectively, as compared to FFO of $2.6 million and ($9.8) million for the same periods in 2004. Our results for the three and nine months ended September 30, 2005, reflect the inclusion of charges of $34.8 million for the impairment related to discontinued operations and $69.8 million for goodwill impairment. Our results for the nine months ended September 30, 2004 reflect the inclusion of charges of $31.2 million related to our IPO, acquisition of certain assets from Hometown America LLC and the repayment of certain indebtedness.

On a same community basis, revenue in our real estate segment of $30.1 million and $87.5 million, respectively, for the three and nine months ended September 30, 2005, was improved from real estate segment revenue of $28.6 million and $85.8 million for the same periods in 2004. Same community real estate expenses increased 3.2% and 6.0% to $13.2 million and $36.7 million for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. As a result, real estate net segment income from same communities for the three months ended September 30, 2005 increased 6.9% to $16.9 million as compared to the same period in 2004. Real estate net segment income from same communities for the nine months ended September 30, 2005 was comparable to the same period in 2004. See FFO and Real Estate Net Segment Income included hereinafter in this section for definitions of FFO and real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measures.

Total portfolio occupancy averaged 87.0% and 84.9% for the three and nine months ended September 30, 2005, respectively, as compared to 83.9% and 84.8% for the same periods in 2004. Occupancy was 87.5% and 84.0% as of September 30, 2005 and 2004, respectively. Average same community occupancy was 88.1% and 86.3% for the three and nine months ended September 30, 2005, respectively, as compared to 85.7% and 86.6% for the same periods in 2004. Net occupancy increased by 457 residents during the third quarter of 2005, or 1.2%, as compared to an increase of 780 residents in the second quarter.

The following table summarizes our occupancy net activity for the three months ended September 30, 2005 and 2004.

	For the Three Months Ended September 30,
	Same Communities		Real Estate Segment
	2005	2004	2005	2004
Homeowner activity:
Homeowner move ins	57	94	74	104
Homeowner move outs	(414)	(525)	(705)	(712)
Home sales	302	105	478	194
Repossession move outs	(91)	(218)	(164)	(314)
Net homeowner activity	(146)	(544)	(317)	(728)
Home renter activity:
Home renter move ins	194	1,183	370	1,495
Home renter lease with option to purchase move ins	1,127	24	1,628	34
Home renter move outs	(965)	(715)	(1,224)	(766)
Net home renter activity	356	492	774	763
Net activity	210	(52)	457	35
Acquisitions and other—homeowners	—	—	—	130
Net activity, including acquisitions and other	210	(52)	457	165
The following reconciles the above activity to the period end occupied homesites.
Net homeowner activity	(146)	(544)	(317)	(598)
Occupied homeowner sites, beginning of period	21,231	22,185	36,850	38,547
Occupied homeowner sites, end of period	21,085	21,641	36,533	37,949
Net home renter activity	356	492	774	763
Occupied home renter sites, beginning of period	4,428	3,160	5,979	3,531
Occupied home renter sites, end of period	4,784	3,652	6,753	4,294
Total occupied homesites, end of period	25,869	25,293	43,286	42,243
Total occupancy percentage	88.4%	85.6%	87.5%	84.0%

The following table summarizes our occupancy net activity for the nine months ended September 30, 2005 and 2004.

	For the Nine Months Ended September 30,
	Same Communities		Real Estate Segment
	2005	2004	2005	2004
Homeowner activity:
Homeowner move ins	468	265	391	316
Homeowner move outs	(1,351)	(1,074)	(2,246)	(2,136)
Home sales	1,133	156	1,885	285
Repossession move outs	(482)	(593)	(750)	(1,027)
Net homeowner activity	(232)	(1,246)	(720)	(2,562)
Home renter activity:
Home renter move ins	1,230	3,061	1,925	3,586
Home renter lease with option to purchase move ins	2,359	24	3,386	34
Home renter move outs	(2,543)	(2,475)	(3,109)	(2,368)
Net home renter activity	1,046	610	2,202	1,252
Net activity	814	(636)	1,482	(1,310)
Acquisitions and other—homeowners	—	—	—	17,624
Net activity, including acquisitions and other	814	(636)	1,482	16,314
The following reconciles the above activity to the period end occupied homesites.
Net homeowner activity	(232)	(1,246)	(720)	15,062
Occupied homeowner sites, beginning of period	21,317	22,887	37,253	22,887
Occupied homeowner sites, end of period	21,085	21,641	36,533	37,949
Net home renter activity	1,046	610	2,202	1,252
Occupied home renter sites, beginning of period	3,738	3,042	4,551	3,042
Occupied home renter sites, end of period	4,784	3,652	6,753	4,294
Total occupied homesites, end of period	25,869	25,293	43,286	42,243
Total occupancy percentage	88.4%	85.6%	87.5%	84.0%

On September 30, 2005, the total number of our manufactured homes owned was 7,865 homes. In the three and nine months ended September 30, 2005, as compared to the same periods in 2004, we increased sales of older homes primarily through our in-community sales operations in which we focused on affordable price points, increased marketing and training of our employees. In the three and nine months ended September 30, 2005, we sold 478 and 1,885 manufactured homes, respectively, from our home inventory, compared with 194 and 285 for the same periods in 2004.

BUSINESS OBJECTIVES, PROPERTY MANAGEMENT AND OPERATING STRATEGIES

We believe that we can provide a clean, attractive and affordable place for our residents to live that is competitive with other forms of housing, provides real value and service to our residents and generates profits for our investors. We are now engaged in a detailed, bottom-up, budgeting process that will focus on operating effectiveness at the community level. Our primary goals are, first, to reassess expense levels and income opportunities and, second, identify opportunities for profitable growth with the liquidity we expect to attain from the community sales when consummated. We have initially focused on rent levels and control and recovery of utility costs.

Second, we have made a determination to focus on profitable marketing programs in the sale and leasing of homes. As a result, we have implemented procedures to increase the pricing of our home and leasing transactions while keeping their affordable levels as compared to the market. Our primary tools remain (i) our rental home program, including our lease with option to purchase program, (ii) our for-sale inventory and (iii) our consumer finance program.

We also have taken steps to down-size the sales and marketing organizations and have recently terminated over 150 employees, primarily in these functions. We expect to operate our sales and marketing initiatives more fully within our community operations utilizing training achieved to-date. Our focus is to utilize our community managers and sales staff to make (i) cash sales of less expensive, vacant used homes, used rental homes coming off lease and newly purchased repossessions, (ii) sale of new and used homes of higher priced homes supported by financing to new residents through our “Enspire” finance subsidiary, (iii) home leases with option to purchase, and (iv) standard home leases.

Third, we have made a determination to align our expense structure to one that fits a downsized company once our discontinued communities have been sold. We will address this in due course while continuing to ensure we maintain effective controls over the business.

Lastly, the proceeds from the sale of communities may allow us to partially reduce our debt load and reduce interest expense in a meaningful way. Any excess funds could also permit us to purchase homes for sale or lease and further improve operating performance.

THE PROPERTIES

As of September 30, 2005, our portfolio consisted of 237 manufactured home communities (net of 79 communities classified as discontinued operations, see Note 10 in the accompanying consolidated financial statements) comprising 49,491 homesites located in 21 states and 49 markets, primarily oriented toward all-age living. Our five largest markets for our continuing operations are Dallas/Fort Worth, Texas, with 13.0% of our total homesites; Atlanta, Georgia, with 10.0% of our total homesites; Salt Lake City, Utah, with 7.7% of our total homesites; the Front Range of Colorado, with 6.6% of our total homesites; and Jacksonville, Florida, with 4.6% of our total homesites.

As of September 30, 2005, our communities in continuing operations had an occupancy rate of 87.5%, and the average monthly rental income per occupied homesite was $332. Homesite leases by homeowners generally are month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms for a standard lease are typically one year, and require a security deposit. We also have a lease with option to purchase program wherein the resident makes an option payment and commits to a payment schedule in return for the right to buy a home from us at the end of a lease term ranging from two to six years at a fixed price.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of September 30, 2005 (excludes discontinued operations):

				Rental Income
	Number	Percentage		Per Occupied
	of Total	of Total	Occupancy	Homesite
Market(1)	Homesites	Homesites	Percentage	Per Month(2)
Dallas – Ft. Worth, TX	6,428	13.0%	85.3%	$346
Atlanta, GA	4,966	10.0%	90.0%	353
Salt Lake City, UT	3,788	7.7%	93.1%	348
Front Range of CO	3,287	6.6%	88.2%	430
Jacksonville, FL	2,254	4.6%	89.7%	350
Orlando, FL	1,987	4.0%	91.3%	366
Wichita, KS	1,983	4.0%	69.5%	272
Kansas City – Lawrence – Topeka, MO – KS	1,918	3.9%	92.8%	289
Oklahoma City, OK	1,768	3.6%	81.5%	281
Davenport – Moline – Rock Island, IA – IL	1,383	2.8%	87.8%	267
St. Louis, MO – IL	1,319	2.7%	87.6%	297
Elkhart – Goshen, IN	1,212	2.4%	86.8%	335
Charleston – North Charleston, SC	1,179	2.4%	83.7%	267
Raleigh – Durham – Chapel Hill, NC	1,093	2.2%	90.1%	348
Sioux City, IA – NE	992	2.0%	80.5%	295
Flint, MI	838	1.7%	73.4%	361
Syracuse, NY	801	1.6%	67.7%	363
Southern New York	741	1.5%	99.7%	473
Cedar Rapids, IA	672	1.4%	81.4%	250
Des Moines, IA	660	1.3%	93.8%	330
Subtotal – Top 20 Markets	39,269	79.4%	86.8%	340
All Other Markets	10,222	20.6%	90.1%	301
Total / Weighted Average	49,491	100.0%	87.5%	$332

(1)          Markets are defined by our management.

(2)          Rental Income is defined as homeowner rental income, home renter rental income and other rental income reduced by move-in bonuses and rent concessions.

COMMUNITIES

Comparison of the Three and Nine Months Ended September 30, 2005 to the Same Periods in 2004

The following tables present certain information relative to our real estate segment as of September 30, 2005 and 2004 and for the three and nine months ended September 30, 2005 and 2004. “Same Communities” reflects information for all communities owned by us at both January 1, 2004 and September 30, 2005. “Same Communities” does not include the Hometown acquisition, the D.A.M. portfolio acquisition or the six other communities that we acquired subsequent to January 1, 2004 (in thousands, except home, community and income and revenue per unit information):

	Same		Real Estate
	Communities(4)		Segment(4)
	2005	2004	2005	2004
Three Months Ended September 30:
Average total homesites	29,322	29,545	49,582	49,442
Average total rental homes	5,196	4,971	7,353	6,206
Average occupied homesites—homeowners	21,186	21,928	36,737	37,603
Average occupied homesites—rental homes	4,635	3,396	6,404	3,896
Average total occupied homesites	25,821	25,324	43,141	41,499
Average occupancy—rental homes	89.2%	68.3%	87.1%	62.8%
Average occupancy—total	88.1%	85.7%	87.0%	83.9%
Real estate revenue
Homeowner rental income	$18,587	$18,812	$31,924	$32,599
Home renter rental income	8,385	6,921	11,373	7,937
Other	92	109	222	296
Rental income	27,064	25,842	43,519	40,832
Utility and other income	3,015	2,742	4,680	4,159
Total real estate revenue	30,079	28,584	48,199	44,991
Real estate expenses
Property operations expenses	10,850	10,572	17,645	16,588
Real estate taxes	2,349	2,218	3,453	3,312
Total real estate expenses	13,199	12,790	21,098	19,900
Real estate net segment income	$16,880	$15,794	$27,101	$25,091
Average monthly real estate revenue per total occupied homesite(1)	$388	$376	$372	$361
Average monthly homeowner rental income per homeowner occupied homesite(2)	$292	$286	$290	$289
Average monthly real estate revenue per total homesite(3)	$342	$322	$324	$303

(1)          Average monthly real estate revenue per occupied homesite is defined as total real estate revenue divided by Average total occupied homesites divided by the number of months in the period.

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

(4)          Real estate segment and homesite data excludes discontinued operations.

	Same		Real Estate
	Communities(4)		Segment(4)
	2005	2004	2005	2004
Nine Months Ended September 30:
Average total homesites	29,455	29,545	49,980	44,436
Average total rental homes	5,008	4,603	6,840	5,438
Average occupied homesites—homeowners	21,247	22,406	36,936	34,202
Average occupied homesites—rental homes	4,182	3,186	5,520	3,493
Average total occupied homesites	25,429	25,592	42,456	37,695
Average occupancy—rental homes	83.5%	69.2%	80.7%	64.2%
Average occupancy—total	86.3%	86.6%	84.9%	84.8%
Real estate revenue
Homeowner rental income	$56,007	$57,450	$96,306	$87,729
Home renter rental income	22,627	20,059	29,618	21,967
Other	290	340	737	777
Rental income	78,924	77,849	126,661	110,473
Utility and other income	8,625	7,908	13,359	11,108
Total real estate revenue	87,549	85,757	140,020	121,581
Real estate expenses
Property operations expenses	29,633	27,914	48,822	40,423
Real estate taxes	7,093	6,723	10,480	9,260
Total real estate expenses	36,726	34,637	59,302	49,683
Real estate net segment income	$50,823	$51,120	$80,718	$71,898
Average monthly real estate revenue per total occupied homesite(1)	$383	$372	$366	$358
Average monthly homeowner rental income per homeowner occupied homesite(2)	$293	$285	$290	$285
Average monthly real estate revenue per total homesite(3)	$330	$323	$311	$304
As of September 30:
Total communities	154	154	237	237
Total homesites	29,249	29,545	49,491	50,260
Occupied homesites	25,869	25,293	43,286	42,243
Total rental homes owned	5,467	5,072	7,865	6,435
Occupied rental homes	4,784	3,652	6,753	4,294

(1)          Average monthly real estate revenue per occupied homesite is defined as total real estate revenue divided by average total occupied homesites divided by the number of months in the period.

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

(4)          Real estate segment and homesite data excludes discontinued operations.

	Three Months Ended September 30,
	Same
	Communities(a)		As Reported
	2005	2004	2005	2004
Net segment income:
Real estate	$16,880	$15,794	$27,101	$25,091
Retail home sales	—	—	(4,331)	(2,315)
Finance and insurance	(585)	(262)	(585)	(262)
Corporate and other	(234)	(22)	(234)	(22)
	16,061	15,510	21,951	22,492
Other expenses:
Property management	2,006 (b)	1,285 (b)	3,087	1,978
General and administrative	7,021 (c)	4,391 (c)	7,102	4,441
Early termination of debt	—	—	—	3,258
Depreciation and amortization	11,197	9,517	18,546	14,949
Goodwill impairment	—	—	69,774	—
Interest expense	9,799	8,495	16,989	11,917
Total other expenses	30,023	23,688	115,498	36,543
Interest income	(739)	(348)	(739)	(348)
Loss before allocation to minority interest	(13,223)	(7,830)	(92,808)	(13,703)
Minority interest	543	303	3,814	530
Loss from continuing operations	(12,680)	(7,527)	(88,994)	(13,173)
Income from discontinued operations	—	—	(36,945)	738
Loss on sale of discontinued operations	—	—	—	(2,292)
Minority interest in discontinued operations	—	—	1,588	93
Net loss	(12,680)	(7,527)	(124,351)	(14,634)
Preferred stock dividend	—	—	(2,578)	(2,577)
Net loss attributable to common stockholders	$(12,680)	$(7,527)	$(126,929)	$(17,211)

(a)           Same communities information excludes results of communities acquired in the Hometown, D.A.M. and other acquisitions after January 1, 2004 and the communities sold or held for sale before September 30, 2005.

(b)          Prorated based on 154 communities as compared to 237 at September 30, 2005.

(c)           Excludes amortization of restricted stock issued in connection with the IPO.

	Nine Months Ended September 30,
	Same
	Communities(a)			As Reported
	2005	2004		2005	2004
Net segment income:
Real estate	$50,823	$51,120		$80,718	$71,898
Retail home sales	—	—		(7,567)	(3,545)
Finance and insurance	(1,391)	(344)		(1,391)	(344)
Corporate and other	(496)	(149)		(496)	(149)
	48,936	50,627		71,264	67,860
Other expenses:
Property management	5,098 (b)	3,279	(b)	7,846	5,046
General and administrative	18,313 (c)	13,290	(d)	18,720	23,550
Initial public offering related costs	—	—		—	4,417
Early termination of debt	—	—		—	16,685
Depreciation and amortization	31,167	29,039		51,625	40,667
Goodwill impairment	—	—		69,774	—
Interest expense	27,408	28,168		44,997	36,012
Total other expenses	81,986	73,776		192,962	126,377
Interest income	(1,366)	(964	)(e)	(1,366)	(1,153)
Loss before allocation to minority interest	(31,684)	(22,185)		(120,332)	(57,364)
Minority interest	1,262	1,603		4,794	4,144
Loss from continuing operations	(30,422)	(20,582)		(115,538)	(53,220)
Income from discontinued operations	—	—		(38,805)	2,631
Loss on sale of discontinued operations	—	—		(678)	(2,292)
Minority interest in discontinued operations	—	—		1,761	(37)
Net loss	(30,422)	(20,582)		(153,260)	(52,918)
Preferred stock dividend	—	—		(7,734)	(6,388)
Net loss attributable to common stockholders	$(30,422)	$(20,582)		$(160,994)	$(59,306)

(a)           Same communities information excludes results of communities acquired in the Hometown, D.A.M. and other acquisitions after January 1, 2004 and the communities sold or held for sale before September 30, 2005.

(b)          Prorated based on 154 communities as compared to 237 at September 30, 2005.

(c)           Excludes amortization of restricted stock issued in connection with the IPO.

(d)          Excludes restricted stock expenses of $10.1 million recognized in connection with the IPO.

(e)           Excludes interest earned on additional cash received in connection with the IPO, the financing transaction and the Hometown acquisition.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

Revenue.   Revenue for the three months ended September 30, 2005 was $59.2 million, as compared to $48.3 million for the three months ended September 30, 2004, an increase of $10.9 million, or 23%. Rental income increased by $2.7 million, primarily due to $1.5 million from 2004 acquisitions and $1.2 million from same communities. The increase in same communities’ revenues primarily is due to $1.4 million from higher home renter rental income and $0.4 million from increased rental rates partially offset by $0.6 million from lower occupancy. Revenue from the sale of manufactured homes increased by $6.7 million as the Company sold 286 more homes than in the third quarter of 2004, and a greater percentage of these sales were new homes sold at higher average selling prices. Utility and other income increased by $1.3 million due to our 2004 acquisitions and improved recovery of utilities from residents.

Property Operations Expense.   For the three months ended September 30, 2005, total property operations expense was $17.6 million, as compared to $16.6 million for the three months ended September 30, 2004, an increase of $1.0 million, or 6%. The increase primarily is due to additional expense of $0.7 million from 2004 acquisitions and an increase of $0.3 million in expenses in same communities. The increase in property operations expense from same communities primarily is due to an increase in salaries and benefits of $0.7 million, or 24%, and an increase in utilities expense of $0.2 million partially offset by a decrease in repairs and maintenance expense of $0.4 million.

Real Estate Taxes Expense.   Real estate taxes expense for the three months ended September 30, 2005 was $3.5 million, as compared to $3.3 million for the three months ended September 30, 2004, an increase of $0.2 million or 4%. The increase is due primarily to our 2004 acquisitions.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $10.5 million for the three months ended September 30, 2005, as compared to $2.8 million for the three months ended September 30, 2004, an increase of $7.7 million. The increase primarily was due to the increase in sales of manufactured homes by 286 units as discussed above and an increase in commission costs. We have taken steps in the fourth quarter to reduce commission costs, increase sales prices of manufactured homes and decrease staffing in our retail home sales segment.

Retail Home Sales, Finance and Insurance.   For the three months ended September 30, 2005, total retail home sales, finance and insurance expense was $5.7 million as compared to $3.1 million for three months ended September 30, 2004, an increase of $2.6 million. This increase is due to the increase in manufactured homes sold and the costs associated with creating the community based sales and finance organization. We have taken steps in the fourth quarter to reduce cost in the retail home sales segment.

Property Management Expense.   Property management expense for the three months ended September 30, 2005 was $3.1 million, as compared to $2.0 million for the three months ended September 30, 2004, an increase of $1.1 million, or 56%. The increase primarily is due to the expansion in 2004 from seven to twelve district offices and the related staffing costs for the new districts in connection with the 2004 acquisitions and the resultant increase in our community portfolio.

General and Administrative Expense.   General and administrative expense for the three months ended September 30, 2005 was $7.1 million, as compared to $4.4 million for the three months ended September 30, 2004, an increase of $2.7 million, or 60%. The increase primarily was due to increased salaries and benefits resulting from the Company’s acquisition growth as well as $1.0 million accrued in September 2005, related to anticipated employee separation expense.

Early Termination of Debt.   The three months ended September 30, 2004 include the one-time write off of unamortized loan fees of $3.3 million related to the $125.0 million Senior Revolving Credit Facility that we terminated in August 2004.

Depreciation and Amortization Expense.   Depreciation and amortization expense for the three months ended September 30, 2005 was $18.5 million, as compared to $14.9 million for the three months ended September 30, 2004, an increase of $3.6 million, or 24%. The increase primarily is due to increased depreciation on communities acquired in our 2004 acquisitions and additional homes placed into service during 2005.

Goodwill Impairment.   Subsequent to an announcement on September 21, 2005, that ARC was making changes in senior management, eliminating the dividend on its common stock, and planning the sale of 79 communities, the market value of ARC’s common stock declined. As a result, and because the estimated fair value of our tangible net assets was above the market value of our equity at September 30, 2005, we recorded an impairment charge for the three months ended September 30, 2005 of $69.8 million to write off the remaining goodwill. No goodwill impairment was recorded in the comparable period of 2004.

Interest Expense.   Interest expense for the three months ended September 30, 2005 was $17.0 million, as compared to $11.9 million for the three months ended September 30, 2004, an increase of $5.1 million, or 43%. The increase is due to a higher outstanding average debt balance, as well as higher effective weighted average interest rates on our variable rate debt.

Minority Interest.   Minority interest for the three months ended September 30, 2005 was $3.8 million as compared to $0.5 million for the three months ended September 30, 2004, an increase of $3.3 million. The increase primarily was due to the minority interest share of our increase in loss before allocation to minority interest partially offset by a decrease in minority interest share of net loss to 4.3% for the third quarter of 2005 from 5.6% for the third quarter of 2004.

Discontinued Operations.   In September 2005, ARC’s board of directors authorized the sale of approximately 79 communities in 33 markets comprising 13,393 homesites, and recorded an impairment loss of $34.8 million, related to these discontinued operations for the three months ended September 30, 2005. A loss on sale of $2.3 million was recorded for communities that were discontinued in the three months ended September 30, 2004.

Net Loss Available to Common Stockholders.   As a result of the foregoing, our net loss attributable to common stockholders was $126.9 million for the three months ended September 30, 2005, as compared to $17.2 million for the three months ended September 30, 2004, an increase of $109.7 million. Our net loss for the three months ended September 30, 2005 includes non-recurring charges of $69.8 million for goodwill impairment as well as $34.8 million for an impairment loss on discontinued operations.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

Overview.   Our results for the nine months ended September 30, 2005 include the operations of communities acquired in the Hometown, D.A.M. and other 2004 acquisitions for a full nine-month period, whereas our results for the nine months ended September 30, 2004 include the operations of the Hometown communities from the date of acquisition, February 18, 2004, through September 30, 2004, and the operations of the D.A.M. communities from the date of acquisition, June 30, 2004, through September 30, 2004.

Revenue.   Revenue for the nine months ended September 30, 2005 was $172.8 million, as compared to $127.5 million for the nine months ended September 30, 2004, an increase of $45.3 million, or 36%. Rental income increased by $16.2 million, primarily due to $15.1 million from 2004 acquisitions and a $1.1 million increase from same communities. The increase in same communities’ revenues primarily is due to $2.5 million from higher home renter rental income and $1.5 million from increased rental rates partially offset by $3.0 million from lower occupancy. Revenue from the sale of manufactured homes increased by $25.4 million as the Company sold 1,400 more homes than in the first nine months of 2004, and a greater percentage of these sales were new homes sold at higher average selling prices. Utility and other income increased by $3.3 million due to our 2004 acquisitions and improved recovery of utilities from residents.

Property Operations Expense.   For the nine months ended September 30, 2005, total property operations expense was $48.8 million, as compared to $40.4 million for the nine months ended September 30, 2004, an increase of $8.4 million, or 21%. The increase primarily is due to additional expense of $6.7 million from 2004 acquisitions and an increase of $1.7 million in expenses in same communities. The increase in property operations expense from same communities primarily is due to an increase in salaries and benefits of $2.1 million, or 26% and an increase in utilities expense of $0.2 million partially offset by a decrease in repairs and maintenance expense of $0.6 million, or 11%.

Real Estate Taxes Expense.   Real estate taxes expense for the nine months ended September 30, 2005 was $10.5 million, as compared to $9.3 million for the nine months ended September 30, 2004, an increase of $1.2 million or 13%. The increase primarily is due to our 2004 acquisitions.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $29.2 million for the nine months ended September 30, 2005, as compared to $4.8 million for the nine months ended September 30, 2004, an increase of $24.4 million. The increase primarily was due to the increase in sales of manufactured homes by 1,400 units as discussed above.

Retail Home Sales, Finance and Insurance.   For the nine months ended September 30, 2005, total retail home sales, finance, insurance and other operations expense was $13.0 million as compared to $5.1 million for the nine months ended September 30, 2004, an increase of $7.9 million. This increase is due to the increase in manufactured homes sold and the costs associated with creating the community based sales and finance organization. The increase is partially offset by the elimination of the costs of maintaining stand-alone retail stores.

Property Management Expense.   Property management expense for the nine months ended September 30, 2005 was $7.8 million, as compared to $5.0 million for the nine months ended September 30, 2004, an increase of $2.8 million, or 55%. The increase primarily is due to the expansion in 2004 from seven to twelve district offices and the related staffing costs for the new districts in connection with the 2004 acquisitions and the resultant increase in our community portfolio.

General and Administrative Expense.   General and administrative expense for the nine months ended September 30, 2005 was $18.7 million, as compared to $23.6 million for the nine months ended September 30, 2004, a decrease of $4.9 million, or 21%. The decrease primarily was due to a non-recurring $10.1 million expense incurred in the 2004 first quarter in conjunction with the IPO in which we granted 530,000 shares of restricted stock that vested immediately. The decrease partially was offset by increased salaries and benefits resulting from the Company’s acquisition growth, as well as consulting costs related to Sarbanes-Oxley compliance and $1.0 million accrued in September 2005, related to anticipated employee separation expense.

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

Depreciation and Amortization Expense.   Depreciation and amortization expense for the nine months ended September 30, 2005 was $51.6 million, as compared to $40.7 million for the nine months ended September 30, 2004, an increase of $11.0 million, or 27%. The increase primarily is due to increased depreciation on communities acquired in our 2004 acquisitions and additional homes placed into service during 2005.

Goodwill Impairment.   Subsequent to an announcement on September 21, 2005, that ARC was making changes in senior management, eliminating the dividend on its common stock, and planning the sale of 79 communities, the market value of ARC’s common stock declined. As a result, and because the estimated fair value of our tangible net assets was above the market value of our equity at September 30, 2005, we recorded an impairment charge for the nine months ended September 30, 2005 of $69.8 million to write off the remaining goodwill. No goodwill impairment was recorded in the comparable period of 2004.

Interest Expense.   Interest expense for the nine months ended September 30, 2005 was $45.0 million, as compared to $36.0 million for the nine months ended September 30, 2004, an increase of $9.0 million, or 25%. The increase is due to a higher outstanding average debt balance, as well as higher effective weighted average interest rates on our variable rate debt.

Minority Interest.   Minority interest for the nine months ended September 30, 2005 was $4.8 million as compared to $4.1 million for the nine months ended September 30, 2004, an increase of $0.7 million, or 16%. The increase primarily was due to a higher loss before allocation to minority interest partially offset by a decrease in minority interest share of net loss to 4.3% as of September 30, 2005, from 5.6% for the 2004 period after our IPO through September 30, 2004, as well as the fact that no PPU distributions were made in the first six months of 2004.

Discontinued Operations.   In September 2005, ARC’s board of directors authorized the sale of approximately 79 communities in 33 markets comprising 13,393 homesites, and recorded an impairment loss of $34.8 million, related to these discontinued operations for the nine months ended September 30, 2005. A loss on sale of $2.3 million was recorded for communities that were discontinued in the nine months ended September 30, 2004.

Preferred Stock Dividend.   As of September 30, 2005, the ARC board of directors had declared a $0.5156 dividend on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, paid April 29, 2005, a $0.5156 dividend paid July 29, 2005, and a $0.5156 dividend paid October 30, 2005, for a combined $7.7 million of preferred dividends for the nine months ended September 30, 2005. For the second and third quarters of 2004, the dividend declared and paid also was $0.5156 per share, or a combined $5.2 million, however, for the quarter ended March 31, 2004, the dividend declared was $0.4182 per share, or $1.2 million prorated from funding of the IPO on February 18, 2004. Preferred dividends totaled $6.4 million for the nine months ended September 30, 2004.

Net Loss Available to Common Stockholders.   As a result of the foregoing, our net loss available to common stockholders was $161.0 million for the nine months ended September 30, 2005, as compared to $59.3 million for the nine months ended September 30, 2004, an increase of $101.7 million. Our net loss for the nine months ended September 30, 2005 includes non-recurring charges of $69.8 million for goodwill impairment as well as $34.8 million for impairment on discontinued operations. Our net loss available to common stockholders for the nine months ended September 30, 2004 includes $31.2 million of costs related to the IPO, the related financing transaction and the Hometown acquisition including: (1) $10.1 million from restricted stock grants; (2) $4.4 million from IPO related organization and other costs; and (3) $16.7 million from the early termination of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal liquidity demands have historically been, and to a greater or lesser degree depending on the nature of the expenditures, may continue to be, recurring and non-recurring capital improvements of communities, debt repayment, the purchase of new and used homes for lease and sale, funding loans to home buyers, property acquisitions, Operating Partnership unit distributions, and common and preferred stock dividends. The Company intends to meet these liquidity requirements through its working capital provided by operating activities, available financing under its floor plan line of credit for home purchases, its consumer finance facility to fund home loans, its lease receivables line of credit secured by homes in the Company’s rental portfolio and the potential net proceeds from the sale of communities. The Company considers these sources to be adequate to meet all operating requirements, including recurring capital improvements, debt service, other normally recurring expenditures of a capital nature and, if necessary and appropriate, to pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code (the “Code”).

Our operating cash flows were not sufficient to cover the distributions to our stockholders that we made quarterly since our IPO in February 2004 through the third quarter 2005. In September 2005, we elected to eliminate the distributions on our common stock and OP units for the third quarter of 2005. Our Board of Directors reviews our practices with respect to the payment of such distributions on a quarterly basis.

Our plan over the next 12 months is (i) conduct a detailed, bottoms-up budgeting process focusing on operating effectiveness at the community level; (ii) adjust the price and cost structure of our marketing programs in the sales and leasing of homes; (iii) align our expense structure in due course to one that fits a downsized company once our discontinued communities have been sold consistent with maintaining effective controls over the business; (iv) make non-recurring capital expenditures to keep our communities up to our standards and for general capital improvements as necessary and appropriate; and (v) purchase homes for sale or lease only as demand warrants and funds permit.

We expect to fund our short-term liquidity needs described above through net cash provided by operations, borrowings under our $35 million floorplan line of credit, borrowings under our $150 million lease receivables line of credit, borrowings under our $125 million consumer finance facility and net proceeds from the sales of communities.

In September 2005, we amended our $85 million revolving credit mortgage facility to extend the maturity of the facility to September 2006, and we expect to refinance our senior variable rate mortgages when due in February 2006. In October 2005, we amended our lease receivables facility to increase the size of the facility from $75 million to $150 million. The amendment also increased the limit on borrowings under the lease receivables facility to an amount equal to approximately 65% of the net book value of the eligible manufactured housing units from 55%, subject to certain applicable borrowing base requirements and extended the maturity of the facility from March 31, 2007 to September 30, 2008.

In September 2005, the Board authorized us to sell 79 of our communities that have market value in excess of our return expectations or do not fit in our economic footprint. We have retained the company that previously sold properties for us in 2004 to sell up to 71 communities in an auction format in December 2005. We expect to sell the remaining eight communities in private party transactions or through brokers. We expect any transactions made to close in 2006.

Based on our historical results, we do not believe that the Company will be able to fully fund its debt service obligations, recurring capital expenditures and any occupancy improvement objectives as described above out of operating cash flows. Accordingly, our ability to implement our plans will depend upon our ability to obtain adequate funding from the financing sources described above or from other available funding sources. We cannot assure that we will be able to sell all or any of the 79 communities currently held for sale or additional communities, sell new or used homes, borrow under our consumer finance line of credit, refinance expiring credit lines or make other arrangements necessary to fund some or all of our activities to increase occupancy. Should we not be able to obtain sufficient funds for these purposes, we may determine that it is necessary to substantially defer or eliminate some or all of our plans and occupancy improvement objectives that require these funds, including home purchases, consumer loans, and non-recurring capital expenditures.

CASH FLOWS

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Cash provided by operations was $0.3 million for the nine months ended September 30, 2005, as compared to $24.5 million for the same period in 2004. An increase in real estate net segment income was more than offset by (1) decreased net segment income from the retail home sales and finance and insurance segments; (3) increased interest expense of $9.0 million primarily from higher levels of outstanding debt; (4) higher general and administrative expenses of $5.2 million (after adjusting for non-cash stock compensation expense) resulting from the growth of our business; and (5) payments made in 2005 for substantial accruals incurred at the end of 2004 for capital expenditures and repairs and maintenance activities as compared to a relatively low level of such payments in 2004.

Cash used in investing activities was $91.2 million in the nine months ended September 30, 2005, compared with $608.0 million for the same period in 2004. The decrease in cash used in investing activities primarily was due to the Hometown and D.A.M. portfolio acquisitions in the first nine months of 2004. Purchases and sales of homes are included in investing activities as we consider these assets to be long-term revenue generating assets.

Cash provided by financing activities was $100.2 million in the nine months ended September 30, 2005, compared with $592.4 million for the same period in 2004. The decrease in cash provided by financing activities primarily was due to the issuance of additional indebtedness and common and preferred stock issuances in connection with our IPO in the first nine months of 2004, as well as increases in the repayment of existing indebtedness and the payment dividends in the first nine months of 2005.

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three and nine months ended September 30, 2005 and 2004. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

At September 30, 2005, we had $1,071.5 million of consolidated indebtedness outstanding (excluding notes payable related to assets held for sale of $134.2 million to be defeased upon sale of the communities in 2006) with the following repayment obligations (in thousands):

2005	$2,186
2006(1)	186,206
2007	33,707
2008	132,594
2009	97,553
Thereafter	615,169
Commitments	1,067,415
Unamortized premium related to indebtedness assumed in Hometown and DAM acquisitions	4,087
$1,071,502

(1)          $108.5 million of senior variable rate mortgage debt due 2006 may be extended for three additional 12-month periods at our option and subject to certain conditions.

Outstanding purchase orders for manufactured homes are our only significant purchase commitments. As of September 30, 2005, we had commitments to purchase 400 homes for approximately $11.2 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2005	2004	2005	2004
Reconciliation of FFO:
Loss from continuing operations	$(88,994)	$(13,173)	$(115,538)	$(53,220)
Plus:
Depreciation and amortization	18,546	14,949	51,625	40,667
Income (loss) from discontinued operations	(36,945)	738	(38,805)	2,631
Depreciation and amortization from discontinued operations	4,160	4,861	13,341	13,109
Less:
Amortization of loan origination fees	(2,107)	(725)	(5,879)	(2,448)
Depreciation expense on furniture, equipment and vehicles	(577)	(363)	(1,528)	(813)
Minority interest portion of FFO reconciling items	727	(1,078)	(1,157)	(3,310)
FFO(a)	(105,190)	5,209	(97,941)	(3,384)
Less: preferred stock dividends	(2,578)	(2,577)	(7,734)	(6,388)
FFO available to common stockholders	$(107,768)	$2,632	$(105,675)	$(9,772)

(a)           Our FFO for the nine months ended September 30, 2004 includes $31.2 million of costs related to the IPO, financing transactions and the Hometown acquisition. FFO for the nine months ended September 30, 2005 includes $69.8 million of goodwill impairment and a $34.8 million impairment charge on assets held for sale.

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

As of September 30, 2005, our total debt outstanding was $1,071.5 million, comprised of $771.2 million of indebtedness subject to fixed interest rates and $300.3 million, or 28%, of our total consolidated debt, subject to variable interest rates. In February 2004, we entered into a two-year interest rate swap agreement pursuant to which we effectively fixed the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, approximately 80% of our total indebtedness is subject to fixed interest rates for a minimum of two years.

If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $375,000 annually. If, after consideration of the interest rate swap agreement described above, LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $250,000 annually.

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

The fair value of debt outstanding as of September 30, 2005 was approximately $1,100.2 million.

The following table sets forth certain information with respect to our indebtedness outstanding (excluding notes payable related to assets held for sale of $134.2 million) as of September 30, 2005 (dollars in thousands):

			Weighted
		Percentage	Average
	Amount of	of Total	Interest	Maturity
	Debt	Debt	Rate	Date
Fixed Rate Debt
Senior fixed rate mortgage due 2009	$82,770	7.7%	5.05%	2009
Senior fixed rate mortgage due 2012	275,593	25.7%	7.35%	2012
Senior fixed rate mortgage due 2014	188,907	17.7%	5.53%	2014
Various individual fixed rate mortgages due 2005 through 2031	121,051	11.3%	7.04%	2005-2031
Senior exchangeable notes due 2025	96,600	9.0%	7.50%	2025
D.A.M. Preferred Partnership Units due 2006	4,999	0.5%	7.00%	2006
Other loans	1,303	0.1%	6.97%	2012
	771,223	72.0%	6.63%
Variable Rate Debt
Senior variable rate mortgage due 2006	108,520	10.1%	6.86%	2006
Revolving credit mortgage facility due 2006	58,764	5.5%	6.61%	2006
Trust preferred securities due 2035	25,780	2.4%	7.32%	2035
Consumer finance facility due 2008	14,013	1.3%	6.86%	2008
Lease receivable facility due 2008	69,000	6.4%	7.11%	2008
Floorplan lines of credit due 2007	24,202	2.3%	7.50%	2007
	300,279	28.0%	6.96%
	$1,071,502	100.0%	6.72%

ITEM 4.     CONTROLS AND PROCEDURES

(a)     Disclosure Controls and Procedures.   The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Internal Control Over Financial Reporting.   There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.                EXHIBITS

(a)   Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
Date:	November 14, 2005
		By:	/s/ LAWRENCE E. KREIDER
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