Form 10-K
period 2005-12-31
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2006-03-22
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31987

Affordable Residential Communities Inc.

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	84-1477939
(State of incorporation)	(IRS Employer Identification No.)
7887 East Belleview Avenue, Suite 200 Englewood, Colorado 80111 (Address of principal executive offices and zip code)
(303) 291-0222 (Telephone number, including area code of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Series A Cumulative Redeemable Preferred Stock,	New York Stock Exchange
par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Based on the closing price of $13.35 per share of the Registrant’s Common Stock on the New York Stock Exchange on June 30, 2005, the aggregate market value of the common equity held by non-affiliates of the Registrant was approximately $432.4 million. For the purpose of this response, executive officers and directors have been deemed to be affiliates of the Registrant. The number of shares of the Registrant’s Common Stock outstanding at March 14, 2006 was 41,251,887 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2006 annual meeting of its shareholders are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that we expect or anticipate will or may occur in the future, where statements are preceded by, followed by or include the words “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our ability to obtain future financing arrangements, estimates relating to our future distributions, our understanding of our competition, market trends, projected capital expenditures, the impact of technology on our products, operations and business, are forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. These risks could cause actual results to vary materially from our forward-looking statements along with the risks disclosed in the section of this report entitled “Risk Factors” and the following factors:

•       competition from other forms of single or multifamily housing;

•       changes in market rental rates, supply and demand for affordable housing, the cost of acquiring, transporting, setting or selling manufactured homes;

•       the availability of manufactured homes from manufacturers;

•       the availability of cash or financing for us to acquire additional manufactured homes;

•       the ability of manufactured home buyers to obtain financing;

•       our ability to maintain or increase rental rates and maintain or improve occupancy;

•       the level of repossessions by manufactured home lenders;

•       the adverse impact of external factors such as changes in interest rates, inflation and consumer confidence;

•       the ability to identify acquisitions, have funds available for acquisitions, the pace of acquisitions and/or dispositions of communities and new or rental homes;

•       our corporate debt ratings;

•       demand for home purchases in our communities and demand for financing of such purchases;

•       demand for rental homes in our communities;

•       the condition of capital markets;

•       actual outcome of the resolution of any conflict;

•       our ability to successfully operate acquired properties;

•       our decision and ability to sell additional communities and the terms and conditions of any such sales and whether any such sales actually close;

•       issues arising from our decision not to continue to maintain our status as a real estate investment trust (“REIT”) ;

•       the impact of the tax code and rules on our balance sheet and business operations;

•       our willingness or ability to pay dividends or make other distributions to our stockholders and the Partnership’s partnership unitholders;

•       environmental uncertainties and risks related to natural disasters;

•       changes in and compliance with real estate permitting, licensing and zoning laws including legislation affecting monthly leases and rent control and increases in property taxes; and

•       changes in and compliance with licensing requirements regarding the sale or leasing of manufactured homes.

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to or effects on us and our business or operations. Forward-looking statements made in this report speak as of the date hereof or as of the date specifically referenced in any such statement set forth herein. We undertake no obligation to update or revise any forward-looking statements in this report.

PART I

ITEM 1. BUSINESS

GENERAL

Affordable Residential Communities Inc. is a Maryland corporation engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses including acting as agent in the sale of homeowners’ insurance and related products, all exclusively to residents and prospective residents of our communities. We were organized in July 1998 and operate primarily through Affordable Residential Communities LP (the “Operating Partnership” or “OP”) and its subsidiaries, of which we are the sole general partner and owned 95.7% as of December 31, 2005. On February 18, 2004, we completed our initial public offering. Through the years ended December 31, 2005, we were organized as a fully integrated, self-administered and self-managed equity real estate investment trust (“REIT”) for U. S. Federal income tax purposes. On March 2, 2006, our Board of Directors decided to revoke our election as a REIT for U. S. Federal income tax purposes beginning the year ending December 31, 2006.

Manufactured home communities are residential developments designed and improved for the placement of detached, single-family manufactured homes that are produced off-site and installed and set on residential sites within a community. The owner of a home leases the site on which it is located and the lessee of a home leases both the home and site on which the home is located. As of December 31, 2005, excluding discontinued operations, we owned and operated 278 communities in 24 states containing 57,578 homesites with occupancy of 83.9%. At December 31, 2005, our five largest markets were: Dallas-Fort Worth, Texas, with 12.4% of total homesites; Atlanta, Georgia, with 8.6% of total homesites; Salt Lake City, Utah, with 6.6% of total homesites; the Front Range of Colorado, with 5.7% of total homesites; and Kansas City-Lawrence-Topeka, Kansas/Missouri, with 4.2% of total homesites.

RECENT EVENTS

During the reporting period, we had the following changes in executive management:

On December 13, 2005, Scott D. Jackson, Vice Chairman of our board of directors and former Chairman and Chief Executive Officer, entered into a separation and release agreement with the Company and resigned from the board of directors and as an employee of the Company and its subsidiaries as of that date. Pursuant to the agreement, Mr. Jackson received a lump sum payment of $2.0 million as of January 3, 2006, subject to standard withholding, and is covered under our health benefits plan in accordance with COBRA for a period of 18 months following his separation date. Pursuant to the agreement, Mr. Jackson is also bound by certain non-competition and non-solicitation provisions for a two year period.

On November 4, 2005, John G. Sprengle, a Vice Chairman of the board of directors, entered into a separation and release agreement with the Company and resigned from the board of directors effective as of that date. Under the agreement, Mr. Sprengle resigned his employment with the Company and its affiliates as of November 30, 2005. Pursuant to the agreement, Mr. Sprengle received a lump sum payment of $750,000, subject to standard withholding, on the separation date and is covered under our health benefit plan in accordance with COBRA for a period of eighteen months following his separation date. Pursuant to the agreement, Mr. Sprengle is also bound by certain non-competition and non-solicitation provisions for a two-year period.

On September 22, 2005, we announced that Larry D. Willard, a member of the board of directors, had assumed the additional position of Chairman of the board of directors and Chief Executive Officer of the Company and that director James F. Kimsey had become President and Chief Operating Officer of the Company. On that date, Scott D. Jackson, our former Chairman and Chief Executive Officer, assumed the position of a Vice Chairman of the board of directors. Messrs. Willard and Kimsey also resigned their positions on the Audit Committee, which caused the Company to fail to be in compliance with the requirements of the New York Stock Exchange (“NYSE”) with respect to the makeup of audit committees.

We had the following changes to our board of directors:

On November 29, 2005, Rhodes Bobbitt was elected to the board of directors and was appointed as a member of the board’s Audit Committee. His appointment brought the Company back into compliance with the requirements of the NYSE.

On November 10, 2005, one of our independent directors, Eugene Mercy, Jr., resigned from the board of directors.

On October 28, 2005, Charles R. Cummings was elected to the board of directors and was appointed Chairman of the board’s Audit Committee and designated an “audit committee financial expert.”

On August 16, 2005, Michael Greene resigned his position on the board of directors.

At the 2005 annual stockholders meeting held on June 30, 2005, Joris Brinkerhoff, Gerald J. Ford, James F. Kimsey, James R. “Randy” Staff and Carl B. Webb were elected as directors. Randall Hack and James Clayton were not seeking re-election and ended their service with the board of directors effective that date.

We had modifications to our debt agreements as follows:

On February 10, 2006, we extended the due date of our Senior Variable Rate Mortgage due 2006 to February 11, 2007. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage due 2006 for two additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375% of the outstanding principal balance, respectively.

On November 11, 2005, we amended our floorplan line of credit to provide borrowings of up to $35.0 million, secured by manufactured homes in inventory. Under the amended lines of credit, the lender will advance 75% of the cost of manufactured homes. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the amended lines of credit will bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 8.00% at December 31, 2005) based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The amended lines of credit require us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $425.0 million from September 30, 2005 through December 31, 2006, and $385.0 million from January 1, 2007 through September 13, 2007. We are in compliance with all financial covenants of the line of credit as of December 31, 2005. The line of credit is subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

In October 2005, we amended our lease receivables facility to increase the size of the facility from $75 million to $150 million. The amendment also (i) increased the limit on borrowings under the lease receivables facility from an amount equal to approximately 55% of the net book value of the eligible manufactured housing units owned by two of our indirect wholly owned subsidiaries, ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”) and located in our communities, to 65%, subject to certain other applicable borrowing base requirements, (ii) increased the interest rate on borrowings under the facility from 3.25% plus one-month LIBOR to 4.125% plus one-month LIBOR (8.52% at December 31, 2005), and (iii) extended the maturity of the facility from March 31, 2007 to September 30, 2008.

In September 2005, we amended our revolving credit mortgage facility to extend the maturity of the facility to September 2006. As amended, the facility bears interest at the rate of one-month LIBOR plus 2.75% (7.14% at December 31, 2005).

On August 3, 2005, our Operating Partnership issued $87.0 million aggregate principal amount of 7.50% senior exchangeable notes due 2025 (the “Notes”) to qualified institutional buyers in a private transaction. In conjunction with the transaction, the Operating Partnership granted Merrill Lynch & Co., the initial purchaser of the Notes, an option to purchase an additional $13.0 million of Notes within 30 days of the original issuance. Merrill Lynch exercised its option to purchase additional Notes on August 18, 2005, bringing the total Notes outstanding to $96.6 million. The Notes are senior unsecured obligations of the Operating Partnership and are exchangeable, at the option of the holders, into shares of ARC common stock at an initial exchange rate of 69.8812 shares per $1,000 principal amount of the Notes (equal to an initial exchange price of approximately $14.31 per share), subject to adjustment and, in the event of specified corporate transactions involving the Company or the Operating Partnership, an additional make-whole premium. Upon exchange, the Operating Partnership shall have the option to deliver, in lieu of shares of ARC common stock, cash or a combination of cash and shares of ARC common stock. Prior to August 20, 2010, the Notes are not redeemable at the option of the Operating Partnership. After August 20, 2010, the Operating Partnership may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any, on the Notes, if the closing price of ARC’s common stock has exceeded 130% of the exchange price for at least 20 trading days in any consecutive 30-trading day period. Holders of the Notes may require the Operating Partnership to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest, if any, on the Notes on each of August 15, 2010, August 15, 2015 and August 15, 2020, or after the occurrence of certain corporate transactions involving the Company or the Operating Partnership. The Company has incurred a penalty of 0.25% of the principal balance on certain of the Notes for failing to register the Notes within 180 days of their issuance.

In March 2005, the Company secured an additional $100.0 million in financing commitments, consisting of $25.0 million in unsecured trust preferred securities, and a $75.0 million lease receivables facility (subsequently amended to $150.0 million) secured by substantially all of the Company’s rental homes and the related leases. The $25.0 million trust preferred securities were issued and sold on March 15, 2005, mature in 30 years, and bear interest at 3-month LIBOR plus 3.25%.

Our board of directors authorized community sales:

On September 22, 2005, the board of directors authorized the sale of up to 79 communities in 33 markets, either at auction or through various negotiated sales. On December 15, 2005, we offered 71 of these communities for sale at auction. Eight other properties are being actively marketed and will be sold in private party transactions or through brokers. Upon completion of the auction, we have accepted contracts on 30 of the properties and we determined that we would continue to operate 41 of the 79 properties, which would no longer be classified as held for sale. Following these sales, and assuming the 38 communities are sold, we will continue to own 278 communities that we believe meet our business plan objectives and operating strategy objectives.

We eliminated the quarterly dividend on our common stock and OP Units:

Also on September 22, 2005, the board of directors eliminated the quarterly common stock dividend and the quarterly distribution on the Operating Partnership’s common partnership units beginning with the quarter ended September 30, 2005.

GENERAL INFORMATION

Our main office is located at 7887 East Belleview Ave., Suite 200, Englewood, CO 80111 and our telephone number is (303) 291-0222. Our internet address is www.aboutarc.com. On our Investor Relations website, which can be accessed through www.aboutarc.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; our proxy statement related to our annual stockholders’ meeting; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Relations website are available free of charge. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document. A copy of our Codes of Conduct and Ethics, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, Director Independence Criteria and Board Committee Charters can also be accessed on our website. We will provide, at no cost, a copy of our Codes of Conduct and Ethics, Corporate Governance Guidelines and Board Committee Charters upon request by phone or in writing at the above phone number or address, attention: Investor Relations. Any materials that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operations of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

In 2005, our Chief Executive Officer certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s listing standards, that he is unaware of any violation by us of the NYSE’s corporate governance listing standards.

STRUCTURE OF COMPANY

We were formed in 1998 as a Maryland corporation that elected to be taxed as a REIT, an election our Board has directed us to discontinue beginning with the year ended December 31, 2006. The operations of the Company primarily are conducted through the Operating Partnership, a Delaware limited partnership in which the Company, as of December 31, 2005, owned a 95.7% general partnership interest. The financial results of the OP and its subsidiaries are consolidated into the financial statements of the Company. Because certain activities are prohibited for REITs, the Company engaged in these activities through taxable subsidiaries through December 31, 2005.

The balance of the interest in the OP, or 4.3% which are limited partnership interests, are paired with special voting shares of Affordable Residential Communities Inc., which give these OP unit holders Affordable Residential Communities Inc. voting rights equal to 4.3% of the stockholder vote.

BUSINESS OBJECTIVES

Community and General Business Management.   We are currently focused on community operations. Historically, we focused more extensively on community acquisition opportunities. Our principal business objectives are to achieve sustainable long-term growth in cash flow and to maximize returns to our investors. Generally we provide a clean, attractive and affordable place for our residents to live that is competitive with other forms of housing and provide real value and service to our residents. We have established district and regional management that has a sufficiently limited span of control to allow for strong focus on community operations. We have engaged in a detailed, bottom-up, budgeting process that focused on operating effectiveness at the community level against which we intend to regularly compare our results throughout the year. In our community operations, we are focused on rent levels, recovery of utility costs and control of expenses. In our marketing programs, we are focused on profitable programs in the sale and leasing of homes. We have implemented procedures to increase the pricing of our home and leasing transactions. Our primary tools remain (i) our rental home program, including our lease with option to purchase program, (ii) our for-sale inventory and (iii) our consumer finance program. We have taken steps to down-size our sales and marketing organization and have recently terminated over 150 employees, primarily in sales management. Our other key operating objectives include the following:

Customer Satisfaction and Quality Control.   Our goal is to meet the needs of our residents or prospective residents for housing alternatives in a clean and attractive environment at affordable prices. We approach our business with a consumer product focus having an emphasis on value and quality to our residents and prospective residents. We have quality assurance programs executed through employee training and adherence to guidelines developed by our senior management, based in part upon surveys of our customers. Our customer focus and quality controls are designed to provide consistency and quality of product and to enable our community managers to effectively market our communities and improve resident satisfaction and retention across our portfolio.

Presence in Key Markets.   As of December 31, 2005, approximately 74% of our homesites are located in our 20 largest markets. We believe we have a leading market share in 15 of these markets, based on number of homesites. Increasing our presence and market share enables us to (i) achieve operating efficiencies and economies of scale by leveraging our local property management infrastructure and other operating overhead over a larger number of communities and homesites, (ii) provide potential residents with a broader range of affordable housing options in their market, (iii) increase our visibility and brand recognition and leverage advertising costs and (iv) obtain more favorable terms and faster turnaround time on construction, renovation, repairs and home installation services. We believe the continuing significant size and geographic diversity of our portfolio reduces our exposure to risks associated with geographic concentration, including the risk of economic downturns or natural disasters in any one market in which we operate.

Management of Occupancy.   In response to challenging industry conditions, particularly the shortage of available consumer financing for the purchase of manufactured housing, we have developed and implemented a range of programs aimed primarily at maintaining and/or increasing our occupancy, improving resident satisfaction and retention, increasing revenue and improving our operating margins. We focus on converting long-term renters into homeowners and improving occupancy through the sale of older homes for cash, the sale for cash or financing of newer homes and the leasing of newer homes with an option to purchase.

Community Renovation and Repositioning.   While community acquisition opportunities have historically been a significant focus of our activities, we are currently significantly less focused on such opportunities and more focused on community operations, as discussed above. We have historically utilized a comprehensive process to renovate and reposition the communities we acquire and improve their operating performance. In this process we have focused on (a) identifying and making the acquisition of the community, (b) improving the physical infrastructure and resident quality, (c ) increasing occupancy levels (d) and, then, managing the ongoing, long-term operations. Our prior acquisitions generally have targeted communities that demonstrate opportunities for improvement in operating results due to: (i) below market rate leases; (ii) high operating expenses; (iii) poor infrastructure and quality of residents; (iv) inadequate capitalization or (v) a lack of professional management.

Community Acquisitions/Dispositions.   While community acquisition opportunities have historically been a significant focus of our activities, we are currently significantly less focused on such opportunities and more focused on community operations. Over the last eleven years, ARC has acquired over 340 communities with over 70,000 homesites. With respect to community dispositions, as of March 14, 2006, we have sold more than 40 communities, and expect to close sales of additional communities. We continue to evaluate our property portfolio and may sell and/or acquire additional properties in the future. To the extent that we acquire any new communities, we intend to focus our growth in select markets characterized by limited development, expensive alternative housing costs, a strong, diversified economic base and/or opportunity to increase our market share and achieve economies of scale. There can be no assurances that we will acquire any additional communities in the future or that we will close on the sale of any additional communities in the future.

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

RENTAL HOMES

We established our rental home program in the fourth quarter of 2000. We receive home renter rental income from persons who rent homes and homesites from us. As of December 31, 2005, we owned 9,328 rental homes with an occupancy rate of 80.3%. During 2005, 2004 and 2003 we purchased 4,378, 3,447 and 1,093 rental homes, respectively. Our purchases in 2004 included approximately 750 of such manufactured homes in connection with our purchase of 90 manufactured home communities from Hometown America, L.L.C.

HOME SALES

Through our in-community home sales business, we sell older homes that are vacant or coming off lease for cash and sell newer homes primarily with credit. We support our community managers with a sales management organization. We acquire manufactured homes in quantities and at prices enabling us to provide our prospective residents a convenient turnkey housing option in our communities at a reasonable price. Homes available for purchase include our rental homes and a mix of new and used single-section and multi-section homes located in our communities. We strive to provide homes that generally are priced competitively with comparable homes available from retail sellers in the marketplace.

The significant changes in the manufactured housing industry, particularly the shortage of consumer financing to support sales of manufactured homes for placement in our communities, have required us to change our approach to filling vacancies. Beginning in late 2002 we redirected our retail home sales efforts away from a retail dealership presence and into an in-community presence focused exclusively on sales of homes in our communities to parties who currently are or will become residents. During 2003 we ceased operation of our stand-alone retail dealership locations, recording charges to reduce the carrying value of fixed assets to fair value. Our in-community retail home sales business operates in conjunction with our consumer finance business through which we provide credit to qualified buyers of homes in our communities.

IN-COMMUNITY FINANCING

Our in-community finance initiative is designed to maintain and/or increase occupancy and provide a service to residents and other prospective purchasers seeking a convenient turnkey housing option. We provide loans to qualifying buyers to facilitate their purchase of manufactured homes that are located in our communities. We focus on financing homes, generally ranging from $10,000 to $50,000, through loans with terms of 8 to 15 years, that we believe will result in greater value to our customers and better performing loans for us.

THE MANUFACTURED HOUSING COMMUNITY INDUSTRY

The manufactured housing industry represents a meaningful portion of the U.S. housing market. In 2002, there were an estimated 22 million people living in manufactured homes in the U.S. The manufactured housing industry is primarily focused on providing affordable housing to moderate-income customers. A manufactured home is a single-family house constructed entirely in a factory rather than at a homesite, with generally the same materials found in site-built homes and in conformity with Federal construction and safety standards. There are two basic categories of manufactured homes: single-section and multi-section, ranging from 500 square feet to approximately 2,000 square feet or larger. Manufactured homes are available in a variety of architectural styles and floor plans, offering a variety of amenities and custom options including additional site-built structures, such as garages and storage sheds.

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

•       Low Recurring Capital Requirements. While manufactured home community owners are responsible for maintaining the infrastructure of the community, each homeowner is responsible for the upkeep of his or her own home and homesite, thereby reducing the manufactured home community owner’s ongoing maintenance expenses and capital requirements.

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

The manufactured housing industry continues to face a challenging operating environment which has resulted in losses, exits from the industry and significant curtailment of activity among manufacturers, retailers and consumer finance companies. According to MHI, industry shipments (a measure of manufacturers’ home production and wholesale sales) have declined from 372,843 homes in 1998 to 130,802 in 2004. We believe this dramatic decline in production and sales is largely the result of an over-supply of consumer credit from 1994 to 1999, which led to over-stimulation in the manufacturing, retail and finance sectors of the industry. Current industry conditions are further exacerbated by low mortgage interest rates and less stringent credit requirements for the purchase of entry-level site-built homes, thereby reducing the price competitiveness of manufactured housing.

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

Within the manufactured home community sector, community operators are currently facing several challenges, including: (i) repossessions and abandonment of manufactured homes resulting in an increase in bad debt expense; (ii) a shortage of available consumer financing for buyers of manufactured homes; (iii) overall economic conditions throughout the United States; and (iv) a relatively low mortgage interest rate environment for financing purchases of entry-level site-built homes.

COMPETITION

We compete with other owners and operators of manufactured home communities, as well as owners, operators and suppliers of alternative forms of housing such as multifamily housing and site-built homes. All of our properties are located in markets that include other manufactured home communities. The number of competing manufactured home communities in a particular market could have a material effect on our ability to lease sites and to maintain or raise rents. In addition, our communities generally are located in developed areas that include other competitive housing alternatives, such as apartments, land available for the placement of manufactured homes outside of established communities and new or existing site-built housing stock. The availability of these competing housing options in the markets in which we operate could have a material effect on our occupancy and rents. See “Risk Factors—Risks Related to Our Properties and Operations.” With respect to acquisitions, we may compete with numerous other potential buyers (some with potentially greater resources or superior information), which could drive up acquisition costs and/or impede our ability to acquire additional communities at acceptable prices.

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

A variety of laws affect the sale of manufactured homes on credit, including the Federal Consumer Credit Protection Act (Truth-in-Lending), Regulation Z, the Federal Fair Credit Reporting Act and the Federal Equal Credit Opportunity Act, as well as similar state laws or regulations. The Federal Trade Commission has issued or proposed various Trade Regulation Rules dealing with unfair credit practices, collection efforts, preservation of consumers’ claims and defenses and the like.

A variety of laws affect lease with option to purchase arrangements for manufactured homes, including Regulation M, as well as similar state laws. We have developed a lease with option to purchase program which seeks to comply with these laws, but there is little or no interpretation or precedent with respect to the application of these laws to our program. A failure to comply with these laws could result in significant costs of bringing our program into compliance, legal actions and limitations or restrictions on our ability to operate, any of which could have an adverse affect on our cash flows from operations.

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

RENT CONTROL LEGISLATION

Certain states and municipalities have adopted laws and regulations specifically regulating the ownership and operation of manufactured home communities and others are currently considering adopting such regulations. These laws and regulations include provisions imposing restrictions on the timing or amount of rent increases and granting to community residents a right of first refusal on a sale of their community by the owner to a third party. Enactments of similar laws have been considered from time to time in other jurisdictions. As of December 31, 2005, we owned 6,286 homesites (excluding discontinued operations) in Florida, a state that maintains rent control regulations. These communities represent 10.9% of our total homesites. We presently expect to continue to operate manufactured home communities, and may in the future acquire manufactured home communities, in areas that are subject to one or more of these types of laws or regulations or where legislation with respect to such laws or regulations may be enacted in the future. Laws and regulations regulating landlord/tenant relationships or otherwise relating to the ownership and operation of manufactured home communities, whether currently existing or enacted in the future, could limit our ability to increase rents or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances.

INSURANCE

We believe that our properties are covered by adequate fire, flood and property insurance as well as commercial liability insurance provided by reputable companies and with commercially reasonable deductibles and limits. Furthermore, we believe our businesses and business assets are likewise adequately insured against casualty loss and third-party liabilities. Natural disasters, primarily hurricanes, have caused significant increases in insurance costs and deductibles in recent years, and have increased the risk that affordable insurance may not be available in the future.

EMPLOYEES

Our employees are all employed by our management services subsidiary and perform various property management, maintenance, acquisition, renovation and management functions. As of December 31, 2005, our management services subsidiary had 960 full-time equivalent employees.

OUR MARKETS

The following table sets forth certain information regarding our top 20 markets, as defined by management and arranged from our largest market to our smallest top 20 market, as of December 31, 2005:

				Rental
				Income
		Percentage		Per Occupied
	Number of	of		Homesite
	Total	Total	Occupancy	Per Month(2)
Markets(1)	Homesites	Homesites	12/31/05	12/31/05
Dallas—Ft. Worth, TX	7,164	12.4%	81.4%	$370
Atlanta, GA	4,967	8.6%	89.1%	371
Salt Lake City, UT	3,792	6.6%	92.2%	351
Front Range of CO	3,287	5.7%	84.9%	450
Kansas City—Lawrence—Topeka, MO—KS	2,423	4.2%	87.6%	295
Jacksonville, FL	2,256	3.9%	89.5%	363
Wichita, KS	2,157	3.7%	64.7%	279
Orlando, FL	1,987	3.5%	91.4%	374
St. Louis, MO—IL	1,898	3.3%	80.3%	306
Oklahoma City, OK	1,889	3.3%	78.4%	298
Greensboro—Winston Salem, NC	1,398	2.4%	68.5%	277
Davenport—Moline—Rock Island, IA—IL	1,382	2.4%	87.0%	277
Elkhart—Goshen, IN	1,212	2.1%	86.5%	358
Charleston—North Charleston, SC	1,179	2.0%	84.1%	276
Raleigh—Durham—Chapel Hill, NC	1,093	1.9%	90.7%	365
Sioux City, IA—NE	992	1.7%	79.3%	305
Syracuse, NY	931	1.6%	64.9%	376
Des Moines, IA	858	1.5%	88.0%	318
Flint, MI	838	1.5%	73.0%	378
Corpus Christi, TX	754	1.3%	73.2%	341
Subtotal—Top 20 Markets	42,457	73.7%	83.4%	349
All Other Markets	15,121	26.3%	85.4%	315
Total / Weighted Average	57,578	100.0%	83.9%	$340

(1)          Markets are defined by our management.

(2)          Rental Income is defined as homeowner lot rental income, home renter lot and home income and other rental income reduced by move-in bonuses and rent concessions. Rental income does not include utility and other income.

ITEM 1A. RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks, including those described below. You should consider carefully these risk factors together with all of the other information included or incorporated by reference in this report before you decide your actions with respect to our securities. The following risk factors could adversely affect our revenue, expenses, net income, cash flow, ability to service our indebtedness, and ability to make distributions to our shareholders, any of which could adversely affect the trading price of our publicly traded securities.

Risks Related to Our Properties and Operations

Adverse economic or other conditions in the markets in which we do business, including our five largest markets of Dallas/Fort Worth, Texas; Atlanta, Georgia; Salt Lake City, Utah; the Front Range of Colorado; and Kansas City-Lawrence-Topeka, Kansas/Missouri, could negatively affect our occupancy and results of operations.   Our operating results are dependent in part upon our ability to maintain and improve occupancy in our communities. Adverse economic or other conditions in the markets in which we do business, and specifically in metropolitan areas of those markets, may negatively affect our occupancy and rental rates, which in turn, may negatively affect our revenues. If our communities and our financing activities do not generate sufficient funds to meet our cash requirements, including operating and other expenses and capital expenditures, our net income, funds from operations (“FFO”), cash flow, financial condition, ability to service our indebtedness, and ability to make distributions could be adversely affected, any of which could adversely affect the trading price of our publicly traded securities. The following factors, among others, may adversely affect the occupancy of our communities and/or the revenues generated by our communities:

•       competition from other available manufactured housing sites or available land for the placement of manufactured homes outside of established communities and alternative forms of housing (such as apartment buildings and site built single-family homes);

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

•       our residents’ performance in accordance with the terms of their conditional obligations;

•       economic factors in each of these markets, such as a loss of a major employer, increases in property tax rates or other similar factors;

•       our ability to provide adequate management, maintenance and insurance; or

•       increased operating costs, including insurance premiums, real estate taxes and utilities, or increased costs due to changes in zoning or ordinance requirements or enforcement of the same.

Our communities located in Dallas/Fort Worth, Texas; Atlanta, Georgia; Salt Lake City, Utah; the Front Range of Colorado; and Kansas City-Lawrence-Topeka, Kansas/Missouri, contain approximately 12.4%, 8.6%, 6.6%, 5.7% and 4.2%, respectively, of our total homesites as of December 31, 2005. As a result of the geographic concentration of our communities in these markets, we are particularly exposed to the risks of downturns in these local economies as well as to other local real estate market conditions or other conditions which could adversely affect our occupancy rates, rental rates, costs of operation and the values of communities in these markets.

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

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increase in defaults under existing leases, which would adversely affect our net income, FFO, cash flow, financial condition and ability to service our indebtedness, any of which could adversely affect the trading price of our publicly traded securities.

We may not be able to maintain and improve our occupancy through expansion of our home rental program and our home lease with option to purchase program, which could negatively affect our revenue and our results of operations.   We have responded to the challenging operating environment for manufactured home communities by developing and implementing a range of programs and initiatives aimed at increasing and maintaining our occupancy, including our home rental program and our home lease with option to purchase program. Our ability to maintain and increase occupancy and improve our operating margins in our existing communities in the future will depend to a certain degree upon the success of these programs.

Pursuant to our rental home program, we acquire manufactured homes, place them on unoccupied homesites in selected communities in our portfolio and lease them, typically for a one-year lease term. We also acquire repossessed homes in our communities through an offer and bid process with third party finance companies. For the year ended December 31, 2005, rental income received from residents of our rental homes totaled $48.5 million. Our overall occupancy at December 31, 2005, excluding communities held for sale, was 83.9% with homeowners occupying 70.9% of our total homesites and tenants in our rental homes occupying approximately 13.0% of our total homesites. If we are unable to maintain and/or improve occupancy in our communities through expansion of our lease with option to purchase program and our home rental program, our operating results may be negatively affected. Our ownership of rental homes also increases our capital requirements and our operating expenses and subjects us to greater exposure to risks such as re-leasing risks and mold-related claims. In addition, any increased sales and leasing activities increase our exposure to these matters as well as to legal and regulatory compliance costs and risks and to litigation and claims arising out of our sales and leasing activities.

Our home lease with option to purchase program is a program that differs significantly from programs offered by some of our competitors, and we are not aware of any home lease with option to purchase program structured similarly to ours. Accordingly, while we believe our program has been structured and is being implemented in compliance with applicable legal and regulatory requirements in all material respects, we have no significant experience operating this program, and neither the structure and terms of the program nor our management and implementation of the program have been subject to review by any court or regulatory agency or authority in any suit or proceeding. We cannot assure you, if any such review were to occur, that the structure and terms of the program and our management and implementation of the program will be found to be in compliance with all such applicable legal and regulatory requirements. Any determination by a court or other agency or authority of competent jurisdiction finding a violation of any applicable legal or regulatory requirements, or the threat of such a determination, could subject us to material costs, fines, penalties, judgments or other payments, or could cause us to have significant issues with respect to the continuance of the program, which could have an adverse effect on our financial condition and results of operations, and also could result in significant changes to the structure and terms of the program, which could increase the costs to us of continuing the program or otherwise adversely affect our ability to continue to maintain the program, which could have an adverse effect on our ability to increase occupancy and improve our results of operations.

We may not be able to maintain and improve our occupancy through our in-community home sales and financing program, which could adversely affect our revenues and our results of operations.   We have responded to the challenging operating environment for manufactured home communities by developing and implementing a range of programs and initiatives aimed at increasing and maintaining our occupancy, including our in-community home sales and financing initiative. Our ability to maintain and increase occupancy and improve our operating margins in our existing communities and retail operations in the future will depend to some degree upon the success of this initiative. Through our in-community home sales and financing initiative, we have expanded our capability both to acquire for-sale manufactured home inventory and sell these homes to customers in our communities at competitive prices and to finance sales of these homes to customers in our communities. We have obtained a multi-year debt facility pursuant to which we will be able to fund up to $125.0 million to support loan originations in connection with the sale of homes in our communities. If we are not able to maintain this debt facility, we do not expect to be able to fully fund this initiative, which could significantly impair our ability to maintain or increase our occupancy in our communities, improve operating margins in our retail operations and to achieve growth in our revenue and overall operating margins. Additionally, if we do not have sufficient overall capital available to purchase additional homes in the future, we may not be able to implement or fully implement these programs or initiatives, which could significantly impair our ability to maintain or increase our occupancy in our communities, improve operating margins in our retail operations and to achieve growth in our revenues and overall operating margins.

The availability of advances of funds under our consumer finance debt facility is subject to certain conditions that are beyond our control. Conditions that could result in our inability to draw on this facility include a downgrade of the lender’s credit rating and the absence of certain markets for financing debt obligations secured by securities or mortgage loans. Funding under this facility may also be denied if the lender determines that the value of the assets serving as collateral would be insufficient to maintain the required 75% loan-to-value ratio upon giving effect to a request for funding. The lender can also at any time require that we prepay amounts funded or provide additional collateral if, in its judgment, this is necessary to maintain the 75% loan-to-value ratio.

Although some members of our management group have experience in the consumer finance business, we have limited operating history and we cannot assure that we will be able to successfully expand this initiative and manage this business. Loans produced by our in-community home sales and financing initiative may have higher default rates than we anticipate, and demand for consumer financing may not be as great as we anticipate or may decline.

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

We have reported historical accounting losses on a consolidated basis since our inception, and we may continue to report accounting losses in the future.   We have had net losses available to common stockholders of $194.8 million, $94.7 million, $34.4 million, $40.8 million and $13.1 million for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively. As of December 31, 2005, our retained deficit was $467.2 million. There can be no assurance that we will not continue to incur net losses in the future.

We may not be successful in identifying suitable acquisitions that meet our criteria or in completing such acquisitions and successfully integrating and operating acquired properties, which may impede our growth and negatively affect our results of operations.   Our ability to expand through acquisitions has historically been a part of our business strategy and requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our strategy. We may not continue to seek acquisitions, be successful in identifying suitable real estate properties or other assets that meet our acquisition criteria, or be successful in consummating acquisitions or investments on satisfactory terms. If we do not continue to identify or consummate acquisitions it could reduce the number of acquisitions we complete and slow our growth, which could in turn adversely affect our stock price.

We continue to evaluate available manufactured home communities in select markets when strategic opportunities arise. Our ability to acquire properties on favorable terms and successfully integrate and operate them may be exposed to the following significant risks:

•       we may not have sufficient capital to seek additional acquisitions;

•       we may be unable to acquire a desired property because of competition from local investors and other real estate investors with significant capital, including other publicly traded companies and institutional investment funds;

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

The availability of competing housing alternatives in our markets could negatively affect occupancy levels and rents in our communities, which could adversely affect our revenue and our results of operations.   All of our properties are located in markets that include other manufactured home communities. The number of competing manufactured home communities in a particular market could have a material effect on our ability to lease our homes and/or homesites and to maintain or raise rents. Other forms of multifamily residential properties and single family housing, including rental properties, represent competitive alternatives to our communities. The availability of a number of other housing options, such as apartment units and new or existing site-built housing stock, the comparative pricing of the same, as well as more favorable financing alternatives for the same, could have an adverse effect on our occupancy and rents, which could adversely affect our cash flow, financial condition and results of operations.

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

Exposure to mold and contamination related claims that are problematic to insure against could adversely affect our results of operations.   We own a significant number of homes for sale or rental homes, which we lease or sell to third parties. In each of these homes, we run a risk of mold, mildew and /or fungus related claims if these items are found in any home. In addition, we provide water and sewer systems in certain of our communities and we are subject to the risk that if a home is not properly connected to a system, or if the integrity of the system is breached, mold or other contamination can develop. If this were to occur, we could incur significant remedial costs and we may also be subject to private damage claims and awards, which could be material. If we become subject to claims in this regard, it could adversely affect our financial condition, results of operations and insurability, ability to service our indebtedness, including the notes, and ability to make distributions, any of which could adversely affect the trading price of our common stock.

Environmental compliance costs and liabilities associated with operating our communities may affect our results of operations.   Under various Federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.

In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. All but one of our properties have been subject to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. These environmental audits have not revealed any significant environmental liability that we believe would have a material adverse effect on our business or results of operations. No assurances can be given that existing environmental studies with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of our properties did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties. Furthermore, material environmental conditions, liabilities, or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability, which would adversely affect our financial condition and results of operations.

In addition, to the extent we maintain and operate a water delivery system in any community, we are subject to Federal regulations and state statutes regarding operation of said system.

Increases in taxes may reduce our income.   Costs resulting from changes in real estate tax laws generally are not passed through to tenants directly and will affect us. Increases in income, service or other taxes generally are not passed through to tenants under leases and may adversely affect any net income, funds from operations, cash flow, financial condition, results of operations and ability to service our indebtedness, any of which could adversely affect the trading price of our public securities.

Rent control or rent stabilization legislation and other regulatory restrictions may limit our ability to increase rents or dispose of our properties.   Certain states and municipalities have adopted laws and regulations specifically regulating the ownership and operation of manufactured home communities. These laws and regulations include provisions imposing restrictions on the timing or amount of rent increases and granting to community residents a right of first refusal on a sale of their community by the owner to a third party. Enactments of similar laws and regulations have been or may be considered from time to time in other jurisdictions. We currently own 6,286 homesites (excluding discontinued operations) in Florida, a state that maintains rent control regulations. These communities represent 10.9% of our total homesites. We presently expect to continue to operate manufactured home communities, and may in the future acquire manufactured home communities, in areas that are subject to one or more of these types of laws or regulations or where legislation with respect to such laws or regulations may be enacted in the future. Laws and regulations regulating landlord/tenant relationships or otherwise relating to the ownership and operation of manufactured home communities, whether currently existing or enacted in the future, could limit our ability to increase rents or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.   Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our properties are substantially in compliance with present requirements, we have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA, the FHAA or other legislation. If one or more of our communities is not in compliance with the ADA, the FHAA or other legislation, then we would be required to incur additional costs to bring the community into compliance. If we incur substantial costs to comply with the ADA, the FHAA or other legislation, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our debt service obligations could be adversely affected.

We may incur significant costs complying with other regulations applicable to our business.   The properties in our portfolio are subject to various Federal, state and local regulatory requirements, such as state and local fire, life-safety and utility compliance requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. We believe that the properties in our portfolio are currently in material compliance with all applicable regulatory requirements. Requirements may change and future requirements may require us to make significant unanticipated expenditures that could adversely affect our net income, FFO, cash flow and financial condition, ability to satisfy our debt service obligations and the per share trading price of our common stock.

Expansion of our existing communities entails certain risks which may negatively affect our operating results.   We may expand our existing communities where a community contains adjacent undeveloped land and where the land is zoned for manufactured housing. The manufactured home community expansion business involves significant risks in addition to those involved in the ownership and operation of established manufactured home communities, including the risks that financing may not be available on favorable terms for expansion projects, that the cost of construction may exceed estimates or budgets, that construction and lease-up may not be completed on schedule resulting in increased debt service expense and construction costs, that long-term financing may not be available on completion of construction, and that homesites may not be leased on profitable terms or at all. In connection with any expansion of our existing communities, if any of the above occur our financial condition and results of operations could be adversely affected.

Risks Related to Our Debt Financings

We are subject to the risks normally associated with debt financing, including the risk that payments of principal and interest on borrowings may leave us with insufficient cash to operate our communities or pay distributions.   As of December 31, 2005, we had approximately $1,153.0 million of outstanding indebtedness, $1,025.6 million of which was secured. We expect to incur additional debt in the future to the extent necessary to fund our future cash needs, including making additional borrowings under our revolving credit facility or additional borrowings pursuant to other available financing sources. Additionally, we do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity and, therefore, we expect to repay our indebtedness through refinancing and equity offerings.

Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•       our cash flow may be insufficient to meet our required principal and interest payments;

•       we may be unable to borrow additional funds, either on favorable terms or at all, as needed, to make acquisitions;

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

We could become more highly leveraged because our organizational documents contain no limitation on the amount of debt we may incur.   Our organizational documents contain no limitations on the amount of indebtedness that we or our operating partnership may incur. Although we intend to maintain a balance between our total outstanding indebtedness and the value of our portfolio, we could alter this balance at any time. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness.

Increases in interest rates may increase our interest expense, which would adversely affect our cash flow, our ability to service our indebtedness and our ability to make distributions to our stockholders.   As of December 31, 2005, approximately 28% of our debt was subject to variable interest rates. An increase in interest rates could increase our interest expense, which would adversely affect our cash flow, our ability to service our indebtedness and our ability to make distributions to our stockholders. As of December 31, 2005, we had a total of $325.6 million of variable rate debt bearing a weighted average interest rate of approximately 7.67% per annum. On February 26, 2004 we entered into a two-year interest rate swap agreement pursuant to which we effectively fixed the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result of this swap, as of December 31, 2005, approximately 20% of our total indebtedness was subject to variable interest rates for a minimum of two years. The swap agreement matured on March 1, 2006, and the Company does not intend to renew the agreement.

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

Our growth depends on external sources of capital which are outside of our control.   We have historically relied on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•        general market conditions;

•        the market’s perception of our growth potential;

•        our current debt levels;

•        our current and expected future earnings;

•        our cash flow and cash distributions; and

•        the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our debt service obligations or make distributions.

Risks Related to Organizational and Corporate Structure

Our business could be harmed if key personnel terminate their employment with us.   Our success is dependent on the efforts of our executive officers and senior management team. The loss of their services could materially and adversely affect our operations. See Recent Developments regarding recent changes in ARC management.

We may change our investment and financing strategies and enter into new lines of business without stockholder consent, which may result in riskier investments than our current investments.   We may change our business, investment and financing strategies and enter into new lines of business at any time without the consent of our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this prospectus. A change in our investment strategy or our entry into new lines of business may increase our exposure to interest rate and other risk or real estate market fluctuations.

Our decision not to operate as a REIT could result in higher tax expenses.   We have determined that beginning with the tax year ending December 31, 2006, we will no longer operate as a REIT. Because of this decision not to operate as a REIT, we will not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and will be subject to U.S. Federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate tax rates. There are uncertainties involving the utilization of net operating loss carry-forwards, including net operating loss restrictions and net operating loss expiration.

Unless entitled to relief under certain statutory provisions, we also will be disqualified from electing to be a REIT for the four taxable years following the year during which our qualification is discontinued. This treatment could reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability to us for the years involved. As a result of the additional U.S. Federal income tax liability, we might need to borrow funds or liquidate certain investments on terms that may be disadvantageous to us in order to pay the applicable tax, and we would not be compelled to make distributions under the Internal Revenue Code.

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

We may suffer adverse consequences if we expand or enter into new non-real estate business ventures.   Our operating partnership owns or invests in businesses that currently or may in the future engage in more diverse and riskier ventures, such as the sale of manufactured homes and financing of manufactured home sales on a broader scale (rather than only to customers in our communities), inventory financing, sales of home improvement products, brokerage of manufactured homes, acting as agent for sales of insurance and related products, third-party property management and other non-real estate business ventures that our management and board of directors determine, using reasonable business judgment, will benefit us.

This strategy could expose the holders of our securities to more risk than a business strategy in which our operations are limited to real estate business ventures, because we do not have the same experience in non-real estate business ventures that we do in the ownership and operation of manufactured home communities and the related businesses we conduct.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.   Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify our directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Risks Related to Ownership of the Senior Exchangeable Notes (the “Notes”)

The Notes are effectively subordinated to the Company’s existing and future secured indebtedness.   The Notes are general obligations of the Company. Accordingly, holders of the Company’s secured indebtedness will have claims that are superior to the claims of holders of the Notes to the extent of the value of the assets securing that other indebtedness. As of December 31, 2005, the Company had approximately $1,153.0 million of outstanding indebtedness, consisting of $1,025.6 million secured indebtedness, as well as $96.6 million of the Notes, $25.8 million in trust preferred securities and $5.0 million of D.A.M. PPU notes payable which were each unsecured. In the event of a bankruptcy, liquidation or dissolution, the assets which serve as collateral for any secured indebtedness will be available to satisfy the obligations under the secured indebtedness before any payments are made on the Notes. The terms of the indenture governing the Notes do not prohibit the Company from incurring future indebtedness.

The Notes are effectively subordinated to liabilities of the Company’s subsidiaries.   The Notes are not guaranteed by the Company’s subsidiaries and therefore will be effectively subordinated to all indebtedness and other liabilities of its subsidiaries. In the event of a bankruptcy, liquidation or dissolution of a subsidiary, following payment by the subsidiary of its liabilities, the subsidiary may not have sufficient assets to make payments to the Company. As of December 31, 2005, the Company’s subsidiaries had an aggregate of $1,127.2 million of existing indebtedness. The terms of the indenture governing the Notes do not prohibit the Company’s subsidiaries from incurring future indebtedness.

There are no restrictive covenants in the indenture relating to the Company’s ability to incur future indebtedness or complete other financing transactions.   The indenture governing the Notes does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, transactions with affiliates, incurrence of liens or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Company therefore may incur additional indebtedness, including secured indebtedness that would be effectively senior to the Notes to the extent of the value of the assets securing such indebtedness, or indebtedness at the subsidiary level to which the Notes would be structurally subordinated. The Company cannot assure that it will be able to generate sufficient cash flow to pay the interest on its indebtedness, including the Notes, or that future working capital, borrowings or equity financing will be available to pay or refinance any such indebtedness.

An adverse rating of the Notes may cause their trading price to fall.   If a rating agency rates the Notes, it may assign a rating that is lower than investors’ expectations. Rating agencies also may lower ratings on the Notes in the future. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings in the future, the trading price of the Notes could significantly decline. If we elect to satisfy our exchange obligation to holders by paying the cash value of our common stock into which the Notes are exchangeable or by a combination of cash and shares of our common stock, upon exchange of all or a portion of their Notes, holders may not receive any shares of our common stock, or they might receive fewer shares of our common stock relative to the exchange value of the Notes. In addition, there will be a significant delay in settlement, and because the amount of cash and/or common stock that a holder will receive in these circumstances will be based on the sales price of our common stock for an extended period between the exchange date and settlement date, holders will bear the market risk with respect to the market price of the common stock for such extended period. Finally, our liquidity may be reduced to the extent that we choose to deliver cash rather than shares of common stock upon exchange of the Notes.

The failure of our results to meet the estimates of market analysis could adversely affect the trading price of the Notes and our common stock.   We have not in the past and do not intend to provide estimates of our future financial performance to the investor markets. Certain analysts, however, provide their own estimates of our future financial performance based on their review of our public financial information. In the past, our actual results have been below the expectations of such analysts. In the event our results continue to be less than analyst estimates, the trading price of our common stock could be adversely affected, which could, in turn, adversely affect the trading price of the Notes.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Additional issuances of equity securities and exchange of the Notes for our common stock will dilute the ownership interest of our existing stockholders, including former Note holders who had previously exchanged their Notes for common stock.   The exchange of some or all of the Notes will dilute the ownership interests of our existing stockholders, including former Note holders who had previously exchanged their Notes for common stock. Any sales in the public market of our common stock to be issued upon such exchange could adversely affect prevailing trading price of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the exchange of the Notes could depress the price of our common stock. We may issue equity in the future in connection with strategic transactions, including acquisitions, to adjust our ratio of debt-to-equity, including through repayment of outstanding debt, to fund expansion of our operations, upon exchange of the Notes, or for other purposes. To the extent we issue additional equity securities, the percentage ownership into which the Notes would exchange could be reduced.

Our recent cash distributions to our common and preferred stockholders have exceeded our operating cash flows.   For the 24 months ended December 31, 2005, our annual cash distribution to common stockholders and quarterly distributions to preferred stockholders and the Operating Partnership’s distributions to its limited partners have exceeded our operating cash flows. We funded these distributions from a combination of operating cash flows, cash generated from senior fixed and variable rate mortgage debt incurred in connection with the completion our IPO in February 2004, other borrowings, and sales of assets. On September 21, 2005, the board of directors announced that it had eliminated the quarterly dividend on our common stock and OP units for the quarter ending September 30, 2005 and no common stock dividend was declared for the quarter ended December 31, 2005. Unless operating cash flows increase substantially, we may be required to (1) continue to eliminate cash distributions or (2) fund future cash distributions to our stockholders or the Operating Partnership’s limited partners from other borrowings, sales of some of our properties, and/or other available financing sources or we will have to reduce such distributions. If we use working capital or proceeds from such other borrowings, sales of some of our properties, or other available financing sources to fund these distributions, this will reduce the availability of these funds for other purposes, including repurchase of the notes and the purchase of homes necessary to implement our programs for increasing occupancy. This could adversely affect our financial condition and results from operations and ability to expand our business and further fund our operating and growth initiatives, any of which could adversely affect the market price of the Notes and our common stock.

Our common stock price may experience substantial volatility, which may affect your ability, following any exchange, to sell our common stock at an advantageous price and could impact the market price, if any, of the Notes.   The market price of our common stock has been and may continue to be volatile. For example, the market price of our common stock on the New York Stock Exchange has fluctuated for the period from

January 1, 2005 to December 31, 2005 between $8.20 per share and $14.34 per share and may continue to fluctuate. Therefore, the volatility may affect your ability to sell our common stock at an advantageous price. In addition, this may result in greater volatility in the market price, if any, of the Notes than would be expected for non-exchangeable debt securities. Market price fluctuations in our common stock may be due to acquisitions, dispositions or other material public announcements, including those regarding dividends or changes in management, along with a variety of additional factors including, without limitation, other risks identified in “Risk Factors” and “Forward-looking Statements.” In addition, the stock markets in general, including the New York Stock Exchange, recently have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often have been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market price of our common stock, and the market price of the Notes.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                THE PROPERTIES

GENERAL

As of December 31, 2005 our portfolio consisted of 278 manufactured home communities, excluding those classified as held for sale, comprising 57,578 homesites located in 24 states, generally oriented toward all-age living.

As of December 31, 2005, our communities had an occupancy rate of 83.9%. Leases for homeowners are generally month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit. Under our lease with option to purchase program, residents enter into leases with a twelve to sixty month term, pay a security deposit and option fee and commit to monthly payments creditable to their down payment upon purchase of the home. We commit to the price of the home upon purchase at the end of the lease.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of December 31, 2005. Rental income includes homeowner rental income and home renter rental income reduced by move in bonuses and rent concessions.

Community Name	State	Number of Homesites	Occupancy 12/31/05	Rental Income Per Occupied Homesite Per Month
Dallas—Ft. Worth, TX
Meadow Glen	TX	409	58.9%	$295
Brookside Village	TX	384	81.0%	327
Southfork	TX	356	80.9%	379
Creekside	TX	301	86.0%	334
Village North	TX	288	92.7%	418
Summit Oaks	TX	275	83.3%	363
Chalet City	TX	256	79.3%	344
Twin Parks	TX	247	82.2%	450
Lakewood—TX	TX	224	74.6%	404
Arlington Lakeside	TX	218	92.7%	371
Quail Run	TX	216	83.3%	363
Willow Terrace	TX	203	65.5%	417
Highland Acres	TX	195	92.3%	436
Mesquite Meadows	TX	200	90.5%	344
Amber Village	TX	190	69.5%	372
Denton Falls	TX	187	59.9%	406
Terrell Crossing	TX	186	65.1%	412
Eagle Ridge	TX	186	96.2%	394
Rolling Hills	TX	182	89.6%	336
Dynamic	TX	156	88.5%	381
Cottonwood Grove	TX	150	94.0%	445
Silver Leaf	TX	145	89.7%	320
Mesquite Ridge	TX	141	95.0%	373
Aledo	TX	139	94.2%	345
Willow Springs	TX	138	70.3%	382
Dynamic II	TX	136	87.5%	375
Golden Triangle	TX	136	94.9%	426
Shadow Mountain	TX	129	64.3%	269
El Lago	TX	121	90.9%	369
Mesquite Green	TX	120	91.7%	320
Hampton Acres	TX	119	90.8%	411
Sunset Village	TX	109	73.4%	300
Kimberly @ Creekside	TX	102	85.3%	313
Shady Creek	TX	95	74.7%	363
Oak Park Village (TX)	TX	93	92.5%	446
Creekside Estates	TX	88	80.7%	363
Hidden Oaks	TX	87	67.8%	391
El Dorado	TX	79	60.8%	249
Mulberry Heights	TX	67	73.1%	400
El Lago II	TX	57	87.7%	404

Zoppe’s	TX	54	88.9%	200
Dallas—Ft. Worth, TX—Total/Weighted Average		7,164	81.4%	$370
Atlanta, GA
Hunter Ridge	GA	850	82.2%	$378
Landmark Village	GA	509	82.7%	353
Shadowood	GA	507	93.9%	395
Riverdale (Colonial Coach)	GA	437	92.4%	370
Lamplighter Village	GA	430	97.4%	406
Stone Mountain	GA	354	84.2%	394
Castlewood Estates	GA	300	96.3%	344
Woodlands of Kennesaw	GA	266	92.1%	399
Smoke Creek	GA	264	81.8%	366
Four Seasons	GA	213	89.7%	336
Friendly Village—GA	GA	203	97.0%	388
Marnelle	GA	201	95.0%	376
Plantation Estates	GA	130	92.3%	325
Golden Valley	GA	126	69.0%	313
Lakeside—GA	GA	102	98.0%	294
Jonesboro (Atlanta Meadows)	GA	75	100.0%	285
Atlanta, GA—Total/Weighted Average		4,967	89.1%	$371
Salt Lake City, UT
Camelot	UT	379	98.7%	$388
Country Club Mobile Estates	UT	323	99.4%	376
Crescentwood Village	UT	273	98.2%	369
Windsor Mobile Estates	UT	249	94.8%	375
Evergreen Village	UT	237	75.5%	339
Villa West (UT)	UT	211	95.7%	384
Lakeview Estates	UT	209	94.7%	353
Riverdale	UT	208	95.2%	324
Sunset Vista	UT	204	83.8%	370
Riverside (UT)	UT	200	98.0%	401
Sundown	UT	195	89.7%	342
Viking Villa	UT	191	90.1%	275
Washington Mobile Estates	UT	186	91.9%	332
Overpass Point MHC	UT	177	75.1%	294
Brookside	UT	170	90.0%	355
Western Mobile Estates	UT	142	85.9%	370
Willow Creek Estates	UT	137	96.4%	186
Kopper View MHC	UT	61	90.2%	331
Redwood Village	UT	40	97.5%	372
Salt Lake City, UT—Total/Weighted Average		3,792	92.2%	$351
Front Range of CO
Harmony Road	CO	485	84.3%	$433
Stoneybrook	CO	426	61.7%	410
Wikiup	CO	339	92.0%	516

Villa West (CO)	CO	331	79.5%	367
The Meadows	CO	303	93.4%	542
Mountainside Estates	CO	228	86.0%	526
Thornton Estates	CO	208	96.6%	449
Countryside (CO)	CO	173	87.3%	330
Inspiration Valley	CO	139	88.5%	522
Loveland	CO	113	90.3%	398
Pleasant Grove (CO)	CO	112	79.5%	435
Sheridan	CO	111	91.9%	520
Grand Meadow	CO	104	100.0%	361
Mobile Gardens	CO	100	85.0%	500
Shady Lane	CO	64	90.6%	359
Commerce Heights	CO	51	98.0%	408
Front Range of CO—Total/Weighted Average		3,287	84.9%	$450
Kansas City—Lawrence—Topeka, MO—KS
Springdale Lake	MO	443	89.2%	$308
River Oaks	KS	396	75.3%	288
Northland	MO	281	96.8%	297
Ridgewood Estates	KS	276	89.9%	286
Easy Living	KS	259	95.8%	301
Meadowood	KS	250	88.4%	268
Harper Woods	KS	140	88.6%	332
Shawnee Hills	KS	109	64.2%	296
Riverside (KS)	KS	93	97.8%	292
Pine Hills	KS	90	90.0%	281
Brittany Place	KS	86	86.0%	305
Kansas City—Lawrence—Topeka, MO—KS—Total/Weighted Average		2,423	87.6%	$295
Jacksonville, FL
Portside	FL	930	98.3%	$346
CV-Jacksonville	FL	643	87.6%	377
Ortega Village	FL	284	68.0%	336
Deerpointe	FL	211	85.3%	408
Magnolia Circle	FL	126	88.9%	425
Connie Jean	FL	62	93.5%	325
Jacksonville, FL—Total/Weighted Average		2,256	89.5%	$363
Wichita, KS
The Towneship at Clifton	KS	538	55.0%	$266
Twin Oaks	KS	362	71.5%	263
Chisholm Creek	KS	254	62.6%	259
The Woodlands	KS	239	72.4%	292
Navajo Lake Estates	KS	160	68.1%	311
Glen Acres	KS	133	73.7%	276
Sherwood Acres	KS	110	64.5%	330
Sleepy Hollow	KS	86	33.7%	255

Park Avenue Estates	KS	85	76.5%	350
El Caudillo	KS	67	89.6%	303
Sunset 77	KS	52	61.5%	182
Audora	KS	36	88.9%	302
Sycamore Square	KS	35	37.1%	207
Wichita, KS—Total/Weighted Average		2,157	64.7%	$279
Orlando, FL
Shadow Hills	FL	665	82.4%	$435
Siesta Lago	FL	489	96.5%	383
Chalet North	FL	403	93.3%	379
College Park	FL	130	96.9%	250
Carriage Court East	FL	128	98.4%	313
Carriage Court Central	FL	118	97.5%	295
Wheel Estates	FL	54	100.0%	227
Orlando, FL—Total/Weighted Average		1,987	91.4%	$374
St. Louis, MO—IL
Enchanted Village	IL	506	61.7%	$301
Mallard Lake	IL	276	96.4%	348
Country Club Manor	MO	250	85.6%	322
Siesta Manor	MO	192	83.3%	290
Brookshire Village	MO	191	74.9%	298
Castle Acres	IL	167	98.8%	257
Rockview Heights	MO	99	82.8%	334
Oak Grove	IL	73	82.2%	283
Vogel Manor MHC	MO	72	93.1%	264
Bush Ranch	MO	46	69.6%	315
Hidden Acres	MO	26	92.3%	322
St. Louis, MO—IL—Total/Weighted Average		1,898	80.3%	$306
Oklahoma City, OK
Burntwood	OK	408	85.8%	$278
Westlake	OK	335	68.1%	278
Westmoor	OK	284	69.7%	353
Meridian Sooner	OK	211	90.0%	273
Golden Rule	OK	194	86.6%	310
Timberland	OK	173	75.7%	301
Overholser Village	OK	163	84.7%	311
Misty Hollow	OK	61	57.4%	329
Glenview	OK	60	71.7%	287
Oklahoma City, OK—Total/Weighted Average		1,889	78.4%	$298
Greensboro—Winston Salem, NC
Oakwood Forest	NC	469	74.6%	$276
Woodlake	NC	307	63.5%	291
Autumn Forest	NC	297	49.2%	252
Village Park	NC	241	84.2%	296

Gallant Estates	NC	84	76.2%	240
Greensboro—Winston Salem, NC—Total/Weighted Average		1,398	68.5%	$277
Davenport—Moline—Rock Island, IA—IL
Cloverleaf	IL	292	96.2%	$284
Silver Creek	IA	270	83.0%	235
Five Seasons Davenport	IA	259	77.6%	265
Falcon Farms	IL	214	87.9%	301
Lakewood Estates	IA	179	97.2%	310
Lakeside—IA	IA	123	76.4%	274
Whispering Hills	IL	45	88.9%	282
Davenport—Moline—Rock Island, IA—IL—Total/Weighted Average		1,382	87.0%	$277
Elkhart—Goshen, IN
Broadmore	IN	367	69.2%	$377
Highland	IN	245	91.0%	276
Twin Pines	IN	229	97.8%	334
Oak Ridge	IN	204	98.0%	353
Forest Creek	IN	167	88.0%	494
Elkhart—Goshen, IN—Total/Weighted Average		1,212	86.5%	$358
Charleston—North Charleston, SC
Carnes Crossing	SC	602	76.6%	$285
Saddlebrook	SC	425	95.8%	290
The Pines	SC	152	81.6%	194
Charleston—North Charleston, SC—Total/Weighted Average		1,179	84.1%	$276
Raleigh—Durham—Chapel Hill, NC
Green Spring Valley	NC	322	92.5%	$350
Foxhall Village	NC	314	97.1%	393
Deerhurst	NC	202	85.1%	341
Stony Brook North	NC	183	92.3%	403
Pleasant Grove (NC)	NC	72	65.3%	241
Raleigh—Durham—Chapel Hill, NC—Total/Weighted Average		1,093	90.7%	$365
Sioux City, IA—NE
Evergreen Village	IA	518	73.6%	$306
Siouxland Estates	NE	271	88.2%	304
Tallview Terrace	IA	203	82.3%	302
Sioux City, IA—NE—Total/Weighted Average		992	79.3%	$305
Syracuse, NY
Casual Estates	NY	801	64.9%	$397
Pine Haven MHP	NY	130	64.6%	243
Syracuse, NY—Total/Weighted Average		931	64.9%	$376

Des Moines, IA
Southridge Estates	IA	251	91.6%	$372
Country Club Crossing	IA	225	92.0%	310
Sunrise Terrace	IA	200	69.5%	234
Ewing Trace	IA	182	98.4%	325
Des Moines, IA—Total/Weighted Average		858	88.0%	$318
Flint, MI
Torrey Hills	MI	377	76.1%	$389
Villa	MI	319	59.9%	386
Birchwood Farms	MI	142	94.4%	341
Flint, MI—Total/Weighted Average		838	73.0%	$378
Corpus Christi, TX
Misty Winds	TX	340	90.3%	$346
Seascape	TX	254	56.3%	314
Seamist	TX	160	63.8%	364
Corpus Christi, TX—Total/Weighted Average		754	73.2%	$341
Pueblo, CO
Meadowbrook	CO	387	61.2%	$299
Sunset Country	CO	204	68.6%	342
Oasis	CO	161	88.8%	337
Pueblo, CO—Total/Weighted Average		752	69.1%	$321
Southern New York
New Twin Lakes	NY	257	100.0%	$506
Huguenot Estates	NY	166	99.4%	337
Spring Valley Village	NY	136	100.0%	640
Connelly Terrace	NY	100	100.0%	367
Washingtonville Manor	NY	82	100.0%	559
Southern New York—Total/Weighted Average		741	99.9%	$480
Cedar Rapids, IA
Marion Village	IA	438	78.8%	$256
Cedar Terrace	IA	234	79.1%	254
Cedar Rapids, IA—Total/Weighted Average		672	78.9%	$255
Nashville, TN
Countryside Village (TN)	TN	350	60.0%	$329
Shady Hills	TN	189	82.0%	243
Trailmont	TN	131	81.7%	318
Nashville, TN—Total/Weighted Average		670	70.4%	$299
Manhattan, KS
Colonial Gardens	KS	342	97.4%	$279
Riverchase	KS	159	96.2%	298
Blue Valley	KS	147	96.6%	340
Manhattan, KS—Total/Weighted Average		648	96.9%	$297

Tampa—Lakeland—Winter Haven, FL
Pedaler’s Pond	FL	213	95.3%	$324
Cypress Shores	FL	203	86.2%	282
Winter Haven Oaks	FL	200	99.5%	231
Tampa—Lakeland—Winter Haven, FL—Total/Weighted Average		616	93.7%	$280
Stillwater, OK
Crestview	OK	237	55.7%	$274
Eastern Villa	OK	125	78.4%	261
Countryside (OK)	OK	118	66.9%	283
Oakridge / Stonegate	OK	108	77.8%	287
Stillwater, OK—Total/Weighted Average		588	66.8%	$275
Tyler, TX
Shiloh Pines	TX	295	74.2%	$340
Eagle Creek	TX	180	87.2%	315
Rose Country Estates	TX	102	84.3%	377
Tyler, TX—Total/Weighted Average		577	80.1%	$338
Las Cruces, NM
Encantada	NM	354	83.1%	$333
Valley Verde	NM	202	81.7%	319
Las Cruces, NM—Total/Weighted Average		556	82.6%	$328
Gainesville, FL
Oak Park Village (FL)	FL	342	94.4%	$252
Whitney	FL	206	97.6%	249
Gainesville, FL—Total/Weighted Average		548	95.6%	$251
Scranton—Wilkes-Barre—Hazleton, PA
Maple Manor	PA	311	92.9%	$260
Moosic Heights	PA	152	88.2%	280
Oakwood Lake Village	PA	79	92.4%	247
Scranton—Wilkes-Barre—Hazleton, PA—Total/Weighted Average		542	91.5%	$264
Philadelphia—Wilmington—Atlantic City, PA-NJ-DE-MD
Valley View—Danboro	PA	230	96.1%	$362
Valley View—Honey Brook	PA	144	91.0%	372
Sunnyside	PA	72	93.1%	407
Gregory Courts	PA	39	94.9%	350
Mountaintop	PA	39	89.7%	319
Philadelphia—Wilmington—Atlantic City, PA-NJ-DE-MD—Total/Weighted Average		524	93.7%	$367
Southeast Florida
Western Hills	FL	395	93.2%	$538

Havenwood	FL	120	100.0%	475
Southeast Florida—Total/Weighted Average		515	94.8%	$523
Gillette, WY
Eastview	WY	209	87.6%	$350
Westview	WY	130	91.5%	307
Highview	WY	94	96.8%	296
Park Plaza	WY	78	98.7%	295
Gillette, WY—Total/Weighted Average		511	92.0%	$320
Casper, WY
Hidden Hills	WY	127	95.3%	$333
Terrace	WY	112	97.3%	278
Green Valley Village	WY	105	94.3%	347
Plainview	WY	70	94.3%	329
Terrace II	WY	70	94.3%	338
Casper, WY—Total/Weighted Average		484	95.2%	$323
Cheyenne, WY
Big Country	WY	246	74.8%	$257
Cimmaron Village	WY	152	88.8%	305
Englewood Village	WY	61	93.4%	308
Cheyenne, WY—Total/Weighted Average		459	81.9%	$282
Grand Forks, ND
Columbia Heights	ND	302	95.0%	$341
President’s Park	ND	156	92.3%	295
Grand Forks, ND—Total/Weighted Average		458	94.1%	$325
Salina, KS
Cedar Creek, KS	KS	155	57.4%	$318
Prairie Village	KS	130	83.8%	264
West Cloud Commons	KS	103	67.0%	265
Salina, KS—Total/Weighted Average		388	68.8%	$282
Fayetteville—Springdale, AR
Northern Hills	AR	180	90.0%	$209
Western Park	AR	109	78.9%	235
Oak Glen	AR	88	89.8%	249
Fayetteville—Springdale, AR—Total/Weighted Average		377	86.7%	$226
Naples, FL
Southwind Village	FL	364	88.7%	$389
Pocatello, ID
Cowboy	ID	174	71.3%	$361
Belaire	ID	168	80.4%	258
Pocatello, ID—Total/Weighted Average		342	75.7%	$308

Dubuque, IA
Terrace Heights	IA	317	77.6%	$291
Waterloo, IA
Cedar Knoll	IA	290	93.8%	$216
El Paso, TX
Mission Estates	TX	286	64.0%	$302
Elmira, NY
Collingwood MHP	NY	101	74.3%	$232
Crestview	PA	97	58.8%	256
Chelsea	PA	84	91.7%	282
Elmira, NY—Total/Weighted Average		282	74.1%	$257
Bloombsburg, PA
Brookside Village	PA	171	86.5%	$257
Pleasant View Estates	PA	108	74.1%	278
Bloombsburg, PA—Total/Weighted Average		279	81.7%	$264
Albany—Schenectady—Troy, NY
Forest Park	NY	183	99.5%	$363
Birch Meadows	NY	62	100.0%	397
Park D’Antoine	NY	17	100.0%	303
Albany—Schenectady—Troy, NY—Total/Weighted Average		262	99.6%	$367
Chambersburg, PA
Carsons	PA	130	88.5%	$226
Valley View—Chambersburg	PA	100	91.0%	215
Green Acres	PA	24	100.0%	204
Chambersburg, PA—Total/Weighted Average		254	90.6%	$220
Huntsville, TX
Tanglewood	TX	227	80.6%	$304
Hays, KS
Countryside (KS)	KS	212	79.7%	$255
Somerset, PA
Sunny Acres	PA	207	98.1%	$244
Pittsburgh, PA
Suburban Estates	PA	201	92.5%	$239
Schuylkill Haven, PA
Frieden Manor	PA	193	89.1%	$269
Los Alamos, NM
Royal Crest	NM	178	78.1%	$483

Killeen—Temple, TX
Bluebonnet Estates	TX	173	70.5%	$322
Lancaster, PA
Valley View—Ephrata	PA	105	95.2%	$282
Valley View—Ephrata II	PA	43	100.0%	285
Lancaster, PA—Total/Weighted Average		148	96.6%	$283
Cambridge, MD
Beaver Run	MD	119	99.2%	$231
Laramie, WY
Breazeale	WY	117	94.9%	$303
Harrisburg—Lebanon—Carlisle, PA
Monroe Valley	PA	44	100.0%	$253
Total / Weighted Average		57,578	83.9%	$340

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “ARC”. Our common stock has no public trading history prior to February 12, 2004. The initial public offering price of our common stock on February 12, 2004 was $19.00 per share. Our common stock closed at $9.30 on March 13, 2006 and there were 263 holders of record of the 41,251,887 outstanding shares of our common stock.

Our Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol “ARC-PA”. Our Series A preferred stock has no public trading history prior to February 12, 2004. Our Series A preferred stock closed at $19.65 on March 13, 2006. At our IPO, the Company issued 5,000,000 shares of Series A preferred stock at an initial public offering price of $25.00 per share that have no stated par value and a liquidation preference of $25.00 per share, plus all accumulated, accrued and unpaid dividends.

At December 31, 2005, we had 1,830,961 Operating Partnership Units (“OP Units”) that were issued to various limited partners during our 2002 Reorganization and 705,688 Preferred Partnership Units (“PPUs”) issued on June 30, 2004 as part of the D.A.M. portfolio acquisition outstanding. Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a “Paired Equity Unit”) that allows each OP Unit holder to vote on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash, or at our election, one share of our common stock.

On December 14, 2005, we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. This dividend was paid January 30, 2006 to shareholders of record on January 13, 2006. As of December 31, 2005, we had accrued $1.7 million of the preferred stock dividend, representing the portion of the dividend earned by preferred shareholders through that date.

On September 21, 2005, we elected to eliminate the quarterly dividend to our common stockholders and OP unitholders. Also on September 21, 2005, we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. This dividend was paid October 30, 2005 to shareholders of record on October 15, 2005.

On May 23, 2005, we declared a quarterly dividend of $0.1875 per share of common stock and OP Unit. We paid the total common stock dividend and OP Unit distribution of $8.1 million on July 15, 2005 to shareholders and unitholders of record on June 30, 2005. In addition, on May 23, 2005 we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. This dividend was paid July 29, 2005 to shareholders of record on July 15, 2005.

On March 16, 2005, we declared a quarterly dividend of $0.3125 per share of common stock and OP Unit. We paid the total common stock dividend and OP Unit distribution of $13.5 million on April 15, 2005 to shareholders and unitholders of record on March 31, 2005. In addition, on March 16, 2005 we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. We paid the preferred stock dividend of $2.6 million on April 29, 2005 to shareholders of record on April 15, 2005.

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

The following table discloses the high and low stock prices per quarter for our common and preferred stock during 2005 and 2004:

	Common Stock	Series A Preferred Stock
1st Quarter 2004
High	$19.00	$26.85
Low	$18.10	$25.30
2nd Quarter 2004
High	$18.92	$26.45
Low	$14.33	$23.75
3rd Quarter 2004
High	$17.01	$26.75
Low	$14.10	$25.00
4th Quarter 2004
High	$15.12	$26.08
Low	$12.26	$24.50
1st Quarter 2005
High	$14.34	$26.65
Low	$11.77	$24.60
2nd Quarter 2005
High	$13.66	$25.50
Low	$11.90	$24.68
3rd Quarter 2005
High	$13.70	$26.05
Low	$9.63	$20.00
4th Quarter 2005
High	$10.29	$22.10
Low	$8.20	$18.50

As of December 31, 2005, we had approximately 805,000 warrants outstanding with an exercise price of approximately $18.10 per share. In addition, as of December 31, 2005, we had issued approximately 577,000 shares under our 2003 Equity Incentive Plan, with approximately 1,416,00 additional shares authorized for issuance.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

Our historical consolidated balance sheet data as of December 31, 2005 and 2004 and our consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 have been derived from our audited historical financial statements included elsewhere in this Form 10-K. The following table shows our selected historical financial data for the periods indicated (in thousands, except per share data). All selected financial data has been restated to reflect discontinued operations. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004(4)	2003	2002(1)	2001
Revenue
Rental income	$192,472	$172,375	$116,997	$85,478	$30,191
Sales of manufactured homes	39,671	14,280	21,965	31,942	—
Utility and other income	22,370	17,795	14,186	10,941	1,938
Total revenue	254,513	204,450	153,148	128,361	32,129
Expenses
Property operations	76,447	68,324	40,695	30,699	8,848
Real estate taxes	16,506	15,241	9,521	6,107	1,905
Cost of manufactured homes sold	39,973	17,351	18,623	25,826	—
Retail home sales, finance and insurance	15,516	8,187	7,208	8,597	—
Property management	9,781	7,127	5,527	4,105	2,491
General and administrative	27,634	29,372	17,001	13,088	9,047
Initial public offering related costs	—	4,417	—	—	—
Early termination of debt	—	16,685	—	—	—
Depreciation and amortization	78,154	61,311	39,945	34,603	13,102
Real estate and retail home asset impairment	21,822	3,358	1,385	13,557
Goodwill impairment	78,783	863	—	—	—
Net consumer finance interest expense	525	1,319	—	—	—
Interest expense	73,164	58,665	58,898	41,885	13,112
Total expenses	438,305	292,220	198,803	178,467	48,505
Interest income	(2,267)	(1,611)	(1,434)	(1,390)	(2,871)
Loss before allocation to minority interest	(181,525)	(86,159)	(44,221)	(48,716)	(13,505)
Minority interest	7,333	5,562	6,111	6,540	13
Loss from continuing operations	(174,192)	(80,597)	(38,110)	(42,176)	(13,492)
Income (loss) from discontinued operations	(10,059)	3,162	950	1,631	375
Gain (loss) on sale of discontinued operations	(678)	(8,549)	3,333	—	—
Minority interest in discontinued operations	456	291	(593)	(289)	—
Net loss	(184,473)	(85,693)	(34,420)	(40,834)	(13,117)
Preferred stock dividend	(10,312)	(8,966)	—	—	—
Net loss attributable to common stockholders	$(194,785)	$(94,659)	$(34,420)	$(40,834)	$(13,117)
Loss per share from continuing operations
Basic loss per share	$(4.51)	$(2.36)	$(2.25)	$(2.90)	$(1.49)
Diluted loss per share	$(4.51)	$(2.36)	$(2.25)	$(2.93)	$(1.49)
Income (loss) per share from discontinued operations
Basic income (loss) per share	$(0.25)	$(0.13)	$0.22	$0.09	$0.04
Diluted income (loss) per share	$(0.25)	$(0.13)	$0.22	$0.12	$0.04
Loss per share attributable to common stockholders
Basic loss per share	$(4.76)	$(2.49)	$(2.03)	$(2.81)	$(1.45)
Diluted loss per share	$(4.76)	$(2.49)	$(2.03)	$(2.81)	$(1.45)

	Year Ended December 31,
	2005	2004(4)	2003	2002(1)	2001
Weighted average share/unit information:
Common shares outstanding(2)	40,896	37,967	16,973	14,535	9,062
Common shares issuable upon exchange of OP units and PPUs outstanding(2)	4,492	3,387	2,726	1,818	—
Diluted shares outstanding(2)	45,388	41,354	19,699	16,353	9,062
Cash flow data:
Net cash provided by (used in):
Operating activities	$7,035	$27,412	$10,592	$14,267	$6,626
Investing activities	$(112,948)	$(595,851)	$(41,066)	$(167,564)	$(102,762)
Financing activities	$100,980	$578,693	$18,762	$167,878	$82,464
Cash dividends declared per share or unit:
Series A preferred stock dividends	$2.06	$1.97	$—	$—	$—
Series B preferred unit distributions	$0.78	$0.78	$—	$—	$—
Series C preferred unit distributions	$1.56	$0.78	$—	$—	$—
Common stock and OP Unit dividends	$0.50	$1.09	$—	$—	$—
Non-GAAP financial measure:
Funds from operations (“FFO”)(3)	$(117,658)	$(23,175)	$1,271	$(11,403)	$2,214

	December 31,
	2005	2004	2003	2002	2001
Balance sheet data:
Rental and other property, net	$1,463,091	$1,416,136	$800,201	$792,343	$293,202
Cash and cash equivalents	27,926	32,859	22,605	34,317	21,374
Loan reserves and restricted cash	42,110	38,340	50,098	54,738	10,108
Total assets	1,728,481	1,813,002	1,125,833	1,136,538	429,979
Notes payable and preferred interest	1,152,998	953,381	741,805	704,831	211,336
Total liabilities	1,252,484	1,097,296	817,849	788,617	271,143
Stockholders’ equity	444,095	659,047	265,345	299,765	158,774

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

(3)    As defined by the National Association of Real Estate Investment Trusts, or NAREIT, funds from operations, or FFO, represents income (loss) from continuing and discontinued operations (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

(4)    Financial data for the year ended 2004 reflects the effects of a) the IPO, financing transactions and Hometown Communities Acquisition that we completed on February 18, 2004; and b) the acquisition of the D.A.M. communities we acquired on June 30, 2004 and other community acquisitions.

The following table presents the reconciliation of our net loss from continuing operations computed in accordance with GAAP to FFO (in thousands).

	Year Ended December 31,
	2005(a)	2004(b)	2003(c)	2002(d)	2001
Reconciliation of FFO:
Loss from continuing operations	$(174,192)	$(80,597)	$(38,110)	$(42,176)	$(13,492)
Plus:
Depreciation and amortization	78,154	61,311	39,945	34,603	13,102
Income (loss) from discontinued operations	(10,059)	3,162	950	1,631	375
Depreciation and amortization from discontinued operations	4,271	7,885	5,898	283	2,481
Less:
Depreciation expense on furniture, equipment and vehicles	(2,080)	(1,264)	(1,112)	(1,019)	(237)
Minority interest portion of FFO reconciling items	(3,440)	(4,706)	(6,300)	(4,725)	(15)
FFO	$(107,346)	$(14,209)	$1,271	$(11,403)	$2,214
Less: preferred dividends	(10,312)	(8,966)	—	—	—
FFO available to common stockholders	$(117,658)	$(23,175)	$1,271	$(11,403)	$2,214
FFO includes the following charges:
Goodwill impairment	$78,783	$863	$—	$—	$—
Real estate and retail home asset impairment	21,822	3,358	1,385	13,557	—
Impairment charges included in discontinued operations	10,254	—	—	—	—
Executive severance charges	2,870	1,197	337	—	—
IPO executive stock grants compensation expense	—	10,195	—	—	—
IPO related early termination of debt	—	16,685	—	—	—
Other IPO related costs	—	4,417	—	—	—
Minority interest portion of above	(4,885)	(2,782)	(238)	(1,820)	—
Total	$108,844	$33,933	$1,484	$11,737	$—

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-K and the financial information set forth in the tables below. All amounts in the following discussion are in thousands except per share and homesite data.

GENERAL STRUCTURE OF THE COMPANY

We are focused primarily on the operation of all-age manufactured home communities. We also conduct certain complementary business activities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners’ insurance and other related insurance products. We conduct substantially all of our activities through our Operating Partnership, of which we are the sole general partner and in which we hold an approximate 95.7% ownership interest.

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

On February 18, 2004, we completed our initial public offering. We issued 22.3 million shares of common stock at $19.00 per share (excluding 2.3 million shares sold by selling shareholders). On March 17, 2004, our underwriters exercised their over-allotment option to purchase 791,592 shares of common stock at $19.00 per share. Our net proceeds from the initial public offering was $517.5 million. Included with the IPO proceeds, we raised $125.0 million of gross proceeds through the issuance of 5.0 million shares of Series A Cumulative Redeemable Preferred Stock netting the Company $119.1 million.

In connection with the IPO we also completed a) the acquisition of 90 communities from Hometown America for $615.3 million comprising 26,406 homesites, b) a financing transaction totaling $500.0 million of fixed and floating rate mortgages and c) a $125.0 million consumer finance facility to support our in-community home sales and in-community finance programs.

On June 30, 2004, we acquired 36 manufactured home communities from the D.A.M. MASTER ENTITY, L.P. The communities are located in 3 states and include 3,573 homesites. The total purchase price (including the cost of manufactured homes) was approximately $65.5 million including assumed indebtedness with a fair value of $29.7 million.

Through the years ended December 31, 2005, we were organized as a fully integrated, self-administered and self-managed equity real estate investment trust (“REIT”) for U. S. Federal income tax purposes. On March 2, 2006, our Board of Directors decided to revoke our election as a REIT for U. S. Federal income tax purposes beginning the year ending December 31, 2006.

RECENT DEVELOPMENTS

During the reporting period, we had the following changes in executive management:

On December 13, 2005, Scott D. Jackson, Vice Chairman of our board of directors and former Chairman and Chief Executive Officer, entered into a separation and release agreement with the Company and resigned from the board of directors and as an employee of the Company and its subsidiaries as of that date. Pursuant to the agreement, Mr. Jackson received a lump sum payment of $2.0 million as of January 3, 2006, subject to standard withholding, and is covered under our health benefits plan in accordance with COBRA for a period of 18 months following his separation date. Pursuant to the agreement, Mr. Jackson is also bound by certain non-competition and non-solicitation provisions for a two year period.

On November 4, 2005, John G. Sprengle, a Vice Chairman of the board of directors, entered into a separation and release agreement with the Company and resigned from the board of directors effective as of that date. Under the agreement, Mr. Sprengle resigned his employment with the Company and its affiliates as of November 30, 2005. Pursuant to the agreement, Mr. Sprengle received a lump sum payment of $750,000, subject to standard withholding, on the separation date and is covered under our health benefit plan in accordance with COBRA for a period of eighteen months following his separation date. Pursuant to the agreement, Mr. Sprengle is also bound by certain non-competition and non-solicitation provisions for a two-year period.

On September 22, 2005, we announced that Larry D. Willard, a member of the board of directors, had assumed the additional position of Chairman of the board of directors and Chief Executive Officer of the Company and that director James F. Kimsey had become President and Chief Operating Officer of the Company. On that date, Scott D. Jackson, our former Chairman and Chief Executive Officer, assumed the position of a Vice Chairman of the board of directors. Messrs. Willard and Kimsey also resigned their positions on the Audit Committee, which caused the Company to fail to be in compliance with the requirements of the New York Stock Exchange (“NYSE”) with respect to the makeup of audit committees.

We had the following changes to our board of directors:

On November 29, 2005, Rhodes Bobbitt was elected to the board of directors and was appointed as a member of the board’s Audit Committee. His appointment brought the Company back into compliance with the requirements of the NYSE.

On November 10, 2005, one of our independent directors, Eugene Mercy, Jr., resigned from the board of directors.

On October 28, 2005, Charles R. Cummings was elected to the board of directors and was appointed Chairman of the board’s Audit Committee and designated an “audit committee financial expert.”

On August 16, 2005, Michael Greene resigned his position on the board of directors.

At the 2005 annual stockholders meeting held on June 30, 2005, Joris Brinkerhoff, Gerald J. Ford, James F. Kimsey, James R. “Randy” Staff and Carl B. Webb were elected as directors. Randall Hack and James Clayton were not seeking re-election and ended their service with the board of directors effective that date.

We had modifications to our debt agreements as follows:

On February 10, 2006, we extended the due date of our Senior Variable Rate Mortgage due 2006 to February 11, 2007. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage due 2006 for two additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375% of the outstanding principal balance, respectively.

On November 11, 2005, we amended our floorplan line of credit to provide borrowings of up to $35.0 million, secured by manufactured homes in inventory. Under the amended lines of credit, the lender will advance 75% of the cost of manufactured homes. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the amended lines of credit will bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 8.00% at December 31, 2005) based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The amended lines of credit require us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $425.0 million from September 30, 2005 through December 31, 2006, and $385.0 million from January 1, 2007 through September 13, 2007. We are in compliance with all financial covenants of the line of credit as of December 31, 2005. The line of credit is subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

In October 2005, we amended our lease receivables facility to increase the size of the facility from $75 million to $150 million. The amendment also (i) increased the limit on borrowings under the lease receivables facility from an amount equal to approximately 55% of the net book value of the eligible manufactured housing units owned by two of our indirect wholly owned subsidiaries, ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”) and located in our communities, to 65%, subject to certain other applicable borrowing base requirements, (ii) increased the interest rate on borrowings under the facility from 3.25% plus one-month LIBOR to 4.125% plus one-month LIBOR (8.52% at December 31, 2005), and (iii) extended the maturity of the facility from March 31, 2007 to September 30, 2008.

In September 2005, we amended our revolving credit mortgage facility to extend the maturity of the facility to September 2006. As amended, the facility bears interest at the rate of one-month LIBOR plus 2.75% (7.14% at December 31, 2005).

On August 3, 2005, our Operating Partnership issued $87.0 million aggregate principal amount of 7.50% senior exchangeable notes due 2025 (the “Notes”) to qualified institutional buyers in a private transaction. In conjunction with the transaction, the Operating Partnership granted Merrill Lynch & Co., the initial purchaser of the Notes, an option to purchase an additional $13.0 million of Notes within 30 days of the original issuance. Merrill Lynch exercised its option to purchase additional Notes on August 18, 2005, bringing the total Notes outstanding to $96.6 million. The Notes are senior unsecured obligations of the Operating Partnership and are exchangeable, at the option of the holders, into shares of ARC common stock at an initial exchange rate of 69.8812 shares per $1,000 principal amount of the Notes (equal to an initial exchange price of approximately $14.31 per share), subject to adjustment and, in the event of specified corporate transactions involving the Company or the Operating Partnership, an additional make-whole premium. Upon exchange, the Operating Partnership shall have the option to deliver, in lieu of shares of ARC common stock, cash or a combination of cash and shares of ARC common stock. Prior to August 20, 2010, the Notes are not redeemable at the option of the Operating Partnership. After August 20, 2010, the Operating Partnership may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any, on the Notes, if the closing price of ARC’s common stock has exceeded 130% of the exchange price for at least 20 trading days in any consecutive 30-trading day period. Holders of the Notes may require the Operating Partnership to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest, if any, on the Notes on each of August 15, 2010, August 15, 2015 and August 15, 2020, or after the occurrence of certain corporate transactions involving the Company or the Operating Partnership.   The Company has incurred a penalty of 0.25% of the principal balance on certain of the Notes for failing to register the Notes within 180 days of their issuance.

In March 2005, the Company secured an additional $100.0 million in financing commitments, consisting of $25.0 million in unsecured trust preferred securities, and a $75.0 million lease receivables facility (subsequently amended to $150.0 million) secured by substantially all of the Company’s rental homes and the related leases. The $25.0 million trust preferred securities were issued and sold on March 15, 2005, mature in 30 years, and bear interest at 3-month LIBOR plus 3.25%.

Our board of directors authorized community sales:

On September 22, 2005, the board of directors authorized the sale of up to 79 communities in 33 markets, either at auction or through various negotiated sales. On December 15, 2005, we offered 71 of these communities for sale at auction. Eight other properties are being actively marketed and will be sold in private party transactions or through brokers. Upon completion of the auction, we have accepted contracts on 30 of the properties and we determined that we would continue to operate 41 of the 79 properties, which would no longer be classified as held for sale. Following these sales, and assuming the 38 communities are sold, we will continue to own 278 communities that we believe meet our business plan objectives and operating strategy objectives.

We eliminated the quarterly dividend on our common stock and OP Units:

Also on September 22, 2005, the board of directors eliminated the quarterly common stock dividend and the quarterly distribution on the Operating Partnership’s common partnership units beginning with the quarter ended September 30, 2005.

OVERVIEW OF RESULTS

For the year ended December 31, 2005, net loss available to common stockholders was $194.8 million or $4.76 loss per share, as compared to a net loss available to common stockholders of $94.7 million or $2.49 per share for the year ended December 31, 2004, and $34.4 million or $2.03 per share for the year ended December 31, 2003. For the year ended December 31, 2005, FFO was $(117.7) million as compared to $(23.2) million and $1.3 million for the years ended December 31, 2004 and 2003, respectively.

Our results for 2005 were impacted by charges totaling $113.8 million that are not expected to recur. The components of these charges are: (i) goodwill impairment of $78.8 million; (ii) real estate and retail home asset impairment of $32.1 million; and (iii) employee severance of $2.9 million related to the termination of our former chief executive officer and former chief operating officer.

On a same community basis, revenue in our real estate segment was up 2.1% to $133.8 million from $131.0 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Same community expenses decreased to $55.8 million from $56.1 million for the year ended December 31, 2005, as compared to the year ended December 31, 2004. As a result, same communities’ real estate net segment income increased 4.2% to $78.0 million from $74.8 million for the year ended December 31, 2005, as compared to the year ended December 31, 2004. See FFO and Real Estate Net Segment Income and same communities included hereinafter in this section for definitions of FFO and real estate net segment income and for reconciliations of real estate net segment income and FFO to net loss, the most directly comparable GAAP measure.

Average total portfolio occupancy was 83.4% and 83.1% for the years ended December 31, 2005 and 2004, respectively, and was 83.9% and 81.6% at December 31, 2005 and 2004, respectively. Average same community occupancy was 84.2% and 84.5% for the years ended December 31, 2005 and 2004, respectively.

The following table summarizes our occupancy net activity:

	Year Ended December 31,
	Company Total			2005 Same Communities		2004 Same Communities
	2005	2004	2003	2005	2004	2004	2003
Homeowner activity:
Homeowner move ins	621	440	767	468	342	305	687
Homeowner move outs	(2,647)	(2,590)	(1,308)	(1,502)	(1,424)	(1,313)	(1,199)
Home sales(1)	2,471	1,260	—	1,747	942	894	—
Repossession move outs	(1,856)	(1,970)	(1,797)	(1,369)	(1,730)	(1,606)	(1,643)
Net homeowner activity	(1,411)	(2,860)	(2,338)	(656)	(1,870)	(1,720)	(2,155)
Home renter activity:
Home renter move ins	2,624	5,184	4,393	1,738	4,411	4,133	4,190
Home renter lease with option to purchase move ins	4,178	377	—	2,931	254	242	—
Home renter move outs	(4,733)	(4,815)	(3,297)	(3,859)	(3,982)	(3,797)	(3,172)
Net home renter activity	2,069	746	1,096	810	683	578	1,018
Net activity	658	(2,114)	(1,242)	154	(1,187)	(1,142)	(1,137)
Acquisitions and other—homeowners	—	18,858	—	—	—	—	—
Acquisitions and other—home renters	—	813	—	—	—	—	—
Net activity, including acquisitions and other	658	17,557	(1,242)	154	(1,187)	(1,142)	(1,137)

The following reconciles the above activity to the period end occupied homesites.

Net homeowner activity	(1,411)	15,998	(2,338)	(656)	(1,870)	(1,720)	(2,155)
Occupied homeowner sites, beginning of period	42,240	26,242	28,580	24,372	26,242	23,997	26,152
Occupied homeowner sites, end of period	40,829	42,240	26,242	23,716	24,372	22,277	23,997
Net home renter activity	2,069	1,559	1,096	810	683	578	1,018
Occupied home renter sites, beginning of period	5,422	3,863	2,767	4,546	3,863	3,661	2,643
Occupied home renter sites, end of period	7,491	5,422	3,863	5,356	4,546	4,239	3,661
Total occupied homesites, end of period	48,320	47,662	30,105	29,072	28,918	26,516	27,658

(1)          Home sales were executed by our retail sales dealerships in 2003 and therefore are reflected in homeowner move ins rather than in home sales.

At December 31, 2005, the total number of our manufactured homes owned and was 9,328 homes. In the year ended December 31, 2005, as compared to 2004, we increased sales of older homes primarily through our in-community sales operations in which we focused on affordable price points, increased marketing and training of our employees. In the year ended December 31, 2005, we sold 2,471 manufactured homes from our home inventory, compared to 1,260 in 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which require us to make certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2005. We have summarized below those accounting policies that require our most difficult, subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

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

We determine the fair value of the tangible community assets we acquire (other than rental homes discussed below), including land, land improvements and buildings, by valuing the property as if it were vacant. We then allocate the “as-if-vacant” value to land, land improvements and buildings based on our determination of the relative fair values of these assets. We determine the as-if-vacant fair value of the real estate by considering the expected lease-up period for individual communities (based generally on vacancies in the surrounding market and lease-up history for the communities acquired), the expected lost rental revenue during the lease-up period (based on contractual rental rates), and expected move-in bonuses to tenants.

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

•       Impairment of real estate assets.   We recognize an impairment loss on a real estate asset (including mobile homes) if the asset’s undiscounted expected future cash flows are less than its depreciated cost whenever events and circumstances indicate that the carrying value of the real estate asset may not be recoverable. We compute a real estate asset’s undiscounted expected future cash flow using certain estimates and assumptions. We calculate the impairment loss as the difference between the asset’s fair market value and its carrying value.

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

•       Impairment of goodwill.   We evaluate goodwill for potential impairment using market values of equity and multiples of earnings to value our reporting units based on our experience in the industry and industry analyses provided by financial institutions. We perform this evaluation at least annually, but more frequently if events and circumstances warrant. If the market value of our equity decreases, an impairment charge related to our goodwill may be necessary.

•       Allowance for receivables.   We report receivables net of an allowance for receivables that we may not collect in the future. For receivables relating to community rents (owner and rental), we fully reserve amounts over 60 days past due and, in some cases, we fully reserve amounts currently due based on specific circumstances. For receivables relating to notes arising from the sale of manufactured homes, we reserve amounts currently in default and estimate those receivables impaired at December 31, 2005 that are expected to go into default over the next year, taking into account the expected value of the manufactured home to which we would obtain title in foreclosure.

•       Inventory valuations.   We value manufactured home inventory at the lower of cost or market value. Cost is based on the purchase price of the specific homes, reduced, as applicable, by dealer volume rebates earned from manufacturers when we purchased the homes. We base market value of inventory on estimated net realizable value.

•       Convertible debt.   We treat our convertible debt as a combined instrument and it is not bifurcated to separately account for any embedded derivative instruments principally because in accordance with Statement of Financial Accounting Standards, “SFAS”, No. 133, Accounting for Derivative Instruments and Hedging Activities, (i) the conversion feature is indexed to ARC’s common stock and would be classified in stockholders’ equity if it were a freestanding derivative and (ii) the put and call option features are clearly and closely related to the notes at fixed conversion amounts.

•       Derivatives.   We manage our exposure to interest rate risk through the use of interest rate swaps and caps and recognize in earnings the ineffective portion of gains or losses associated with these instruments immediately. We obtain values for the interest rate swaps and caps from financial institutions that market these instruments. Our derivative instruments are used for hedging purposes and as such result in no charge or credit to the consolidated statements of operations. Unrealized income related to derivatives is reflected as other comprehensive income and totaled $0.6 million and $1.2 million as of December 31, 2005 and 2004, respectively.

•       Discontinued Operations.   We consider a community to be a discontinued operation when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are unusual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the communities identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the communities classified as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of communities in the period in which the properties are discontinued and recognize any resulting gains on the sales of communities when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS No. 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. We disclose, if applicable, in the notes to our financial statements the segment under which the long-lived asset is reported. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a community previously classified as held for sale, the community will be reclassified as held and used. A community that is reclassified shall be measured at the lower of its (a) carrying amount before the community was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the community been continuously classified as held and used, or (b) fair value at the date of the subsequent decision not to sell.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Overview.   Our results for the year ended December 31, 2005 as compared to the year ended December 31, 2004 include the operations of 76 communities acquired from Hometown, comprising 22,970 homesites, for a full year while our results for the year ended December 31, 2004 include Hometown results from the date of acquisition, February 18, 2004, through December 31, 2004. Our results for the year ended December 31, 2005 also include the operations of 36 communities acquired from D.A.M. comprising 3,573 homesites and six other acquisitions we completed between January 1, 2004 and December 31, 2004 for a full year while our results for the year ended December 31, 2004 include the D.A.M. results from the date of acquisition, June 30, 2004, through December 31, 2004 and the six other acquisitions from the date of acquisition through December 31, 2004.

Revenue.   Revenue for the year ended December 31, 2005 was $254.5 million compared to $204.5 million for the year ended December 31, 2004, an increase of $50.0 million or 24%. This increase is due to an increase of $20.0 million in rental income and an increase of $30.0 million in other revenue consisting of sales of manufactured homes, and utility and other income.

The rental income increase of $20.0 million is due to $11.6 million from the Hometown acquisition, $6.9 million from D.A.M. and other community acquisitions and $1.5 million from same communities. The increase in same communities’ revenues is due to $2.3 million from increased rental rates and $3.3 million from home renter rental income partially offset by $4.1 million from lower homeowner occupancy.

The increase in other income of $30.0 million is due to a $25.4 million increase in sales of manufactured homes and an increase of $4.6 million in utility and other income. Sales of manufactured homes increased to 2,471 units in 2005 from 1,260 units in 2004, accounting for $19.4 million of the $25.4 million increase. Per unit sales prices increased by approximately $4,700 for the year ended December 31, 2005, compared to the same period in 2004, accounting for $6.0 million of the $25.4 million increase.

Property Operations Expense.   For the year ended December 31, 2005 total property operations expenses were $76.4 million, as compared to $68.3 million for the year ended December 31, 2004, an increase of $8.1 million, or 12%. The increase primarily is due to additional expenses of $3.4 million from the Hometown acquisition, $3.4 million from the D.A.M. acquisition and other community acquisitions and $1.3 million from same communities. The increase from same communities primarily is due to higher salaries and benefits of $2.4 million partially offset by lower repairs and maintenance and other expenses of $1.1 million.

Real Estate Taxes Expense.   Real estate taxes expense for the year ended December 31, 2005, was $16.5 million, as compared to $15.2 million for the year ended December 31, 2004, an increase of $1.3 million or 8%. The increase primarily is due to the Hometown and D.A.M. acquisitions.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $40.0 million for the year ended December 31, 2005 compared to $17.4 million for the year ended December 31, 2004, an increase of $22.6 million. The increase was a result of the higher volume of homes sold in 2005 as compared with 2004, as discussed above. The gross margin loss from manufactured homes sold was a loss of 1% for the year ended December 31, 2005, compared with a gross margin loss of 22% for the year ended December 31, 2004. The improvement in gross margin was due to sales of newer homes in 2005, as compared to 2004.

Retail Home Sales, Finance and Insurance Expense.   For the year ended December 31, 2005, total retail home sales, finance and insurance expenses were $15.5 million, compared to $8.2 million for year ended December 31, 2004, an increase of $7.3 million or 90%. This increase is due to an increase in staffing levels to handle the 96% increase in the volume of homes sold in 2005, as compared with 2004.

Property Management Expense.   Property management expenses for the year ended December 31, 2005 were $9.8 million, as compared to $7.1 million for the year ended December 31, 2004, an increase of $2.7 million, or 37%. The increase primarily is due to the expansion from 12 to 18 district offices and the related staffing costs for the new districts in connection with the Hometown and D.A.M. acquisitions and the resultant increase in our community portfolio.

General and Administrative Expense.   General and administrative expense for the year ended December 31, 2005, was $27.6 million, as compared to $29.4 million for the year ended December 31, 2004, a decrease of $1.8 million, or 6%. After deducting a one-time charge in 2004 of $10.2 million incurred in conjunction with the IPO in which we granted 531,000 shares of restricted stock that vested immediately, general and administrative expense increased by $8.4 million. This increase primarily was due to higher salaries and benefits of approximately $4.1 million from increased staffing levels, additional executive severance of $1.7 million and increased expenses for Sarbanes/Oxley compliance.

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

Depreciation and Amortization Expense.   Depreciation and amortization expense for the year ended December 31, 2005 was $78.2 million as compared to $61.3 million for the year ended December 31, 2004, an increase of $16.9 million, or 27%. The increase primarily is due to $12.4 million of depreciation and amortization from communities acquired in the Hometown, D.A.M. and other acquisitions. Depreciation and amortization from same communities increased $4.5 million primarily due to community improvements and manufactured home purchases.

Real Estate and Retail Home Asset Impairment.   During the year ended December 31, 2005, we recognized $21.8 million of impairment charges as compared to $3.4 million for the twelve months ended December 31, 2004. The charge in 2005 related to communities classified as discontinued in the third quarter 2005 and then re-continued in the fourth quarter 2005 whose estimated fair value was less than their carrying values.  We determined fair value based on the current earnings level of these communities and, because they had previously been discontinued, without regard to whether or not we expect future undiscounted cash flows to exceed carrying value.  The charge in 2004 related to $2.9 million of impairment charges from older vacant homes that we sold in 2005 at prices less than their carrying value in order to continue to drive occupancy in specific markets and reduce repair and maintenance costs in the rental home portfolio and approximately $0.5 million of impairment charges related to three communities whose estimated fair value was less than their carrying values.

Goodwill Impairment.   During the third quarter of 2005, approximately $6.5 million of goodwill was assigned to the 38 communities designated as assets held for sale, based on their relative asset value. Subsequent to an announcement on September 21, 2005, that ARC was making changes in senior management, eliminating the dividend on its common stock, and planning the sale of certain communities, the market value of ARC’s common stock declined. As a result, and because the estimated fair value of our tangible net assets was above the market value of our equity at December 31, 2005, we recorded an impairment charge of $78.8 million. During the year ended December 31, 2004, we recognized $0.9 million of goodwill impairment charges related to our insurance business, reducing goodwill in our insurance business to zero.

Net Consumer Finance Interest Expense.   Represents interest expense and amortization of loan origination costs related to our consumer finance facility less interest income received from tenant notes receivable.  The net expense is lower in 2005, as compared with 2004, primarily due the increase in mobile home sales over the two-year period while borrowings under the consumer finance facility have not increased proportionately.

Interest Expense.   Interest expense for the year ended December 31, 2005 was $73.2 million, as compared to $58.7 million for the year ended December 31, 2004, an increase of $14.5 million. The increase primarily is due to an increase in average outstanding debt and, to a lesser extent, higher average interest rates. In addition, we capitalized $2.3 million of interest incurred in 2004 as compared with $0.4 million in 2005.

Interest Income.   Interest earned on cash and cash equivalents, restricted cash and loan reserves was $2.3 million for the year ended December 31, 2005 and $1.6 million for the year ended December 31, 2004. The increase primarily is due to higher average cash balances due to the issuance of the $96.6 million senior exchangeable notes.

Minority Interest.   Losses allocated to minority interest owners for the year ended December 31, 2005 was $7.3 million as compared to $5.6 million for the year ended December 31, 2004, an increase of $1.7 million, or 32%. The increase primarily was due to an increase in our loss before allocation to minority interest, partially offset by a lower average minority interest ownership percentage, resulting in an increase in minority interest of $2.4 million. This increase was partially offset by the declaration of preferred partnership distributions of $1.3 million in 2005 as compared with $0.8 million in 2004.

Discontinued Operations.   In the third quarter of 2005, the board of directors authorized the sale of up to 79 communities. These communities were accordingly reclassified to discontinued operations. In the fourth quarter of 2005, Company management determined that only 38 of the 79 communities would be held for sale, and that 41 of the 79 communities would be reclassified to continuing operations. In connection with these determinations, we recast all prior period results to reflect the 38 communities as discontinued operations. Upon classification of the 38 communities as discontinued operations, we performed an analysis of their fair market value as compared to their book value and recorded real estate and retail home asset impairments of approximately $10.3 million. This charge is reflected in the loss from discontinued operations in 2005.

In the third quarter of 2004, we entered into a real estate auction agreement to sell a total of twelve communities and two parcels of land. In addition, we separately entered into a sales agreement to sell our Sea Pines, Camden Point and Butler Creek communities. In the fourth quarter of 2004, we entered into a real estate auction agreement to sell an additional 15 communities. During the year ended December 31, 2004, we have recorded a loss of $8.5 million on the sale of these assets in discontinued operations.

Preferred Stock Dividend.   For the year ended December 31, 2005, we have recorded four quarterly preferred stock dividends declared at the annual rate of 8.25% or $2.0625 per share on the 5.0 million shares of Series A Preferred Stock issued in connection with the IPO on February 18, 2004. For the year ended December 31, 2004, we recorded these dividends prorated from the IPO through December 31, 2004.

Net Loss Attributable to Common Stockholders.   As a result of the foregoing, our net loss attributable to common stockholders was $194.8 million for the year ended December 31, 2005, as compared to $94.7 million for the year ended December 31, 2004, an increase of $100.1 million. Our results for 2005 were impacted by the following charges totaling $108.8 million, net of minority interest: (i) goodwill impairment of $78.8 million; (ii) real estate and retail home asset impairment of $21.8 million; (iii) $10.3 million of impairment related to discontinued operations; and (iv) employee severance of $2.9 million related to the termination of executive officers. Our net loss attributable to common stockholders for the year ended December 31, 2004 was impacted by the following charges totaling $33.9 million, net of minority interest: (i) $16.7 million from the early termination of debt; (ii) $10.2 million from restricted stock grants; (iii) $4.4 million from IPO related organization and other costs; (iv) $3.4 million of real estate and retail home asset impairment; (v) employee severance of $1.2 million related to the termination of executive officers; and (vi) $0.9 million of goodwill impairment.

The following tables present certain information relative to our real estate segment as of and for the year ended December 31, 2005 and 2004 on a historical and “Same Communities” basis. “Same Communities” reflects information for all communities owned by us at both January 1, 2004 and December 31, 2005. “Same Communities” does not include the Hometown acquisition, the D.A.M. portfolio acquisition, the nine other communities we acquired subsequent to January 1, 2004 or the communities sold during 2004 and 2005 or held for sale as of December 31, 2005 (in thousands, except occupancy, homesites, community and per unit information).

	Same Communities(4)		Real Estate Segment(4)
	2005	2004	2005	2004
Year Ended December 31:
Average total homesites	34,797	34,962	57,988	53,439
Average total rental homes	6,155	5,780	8,283	6,817
Average occupied homesites—homeowners	24,184	25,416	41,667	39,818
Average occupied homesites—rental homes	5,131	4,115	6,716	4,566
Average total occupied homesites	29,315	29,531	48,383	44,384
Average occupancy—rental homes	83.4%	71.2%	81.1%	67.0%
Average occupancy—total	84.2%	84.5%	83.4%	83.1%
Real estate revenue
Homeowner rental income	$82,807	$84,563	$142,841	$133,670
Home renter rental income	37,204	33,982	48,547	37,676
Other	495	438	1,084	1,029
Rental income	120,506	118,983	192,472	172,375
Utility and other income	13,253	11,969	20,555	17,154
Total real estate revenue	133,759	130,952	213,027	189,529
Real estate expenses
Property operations expenses	46,522	45,247	76,447	68,324
Real estate taxes	9,246	10,888	16,506	15,241
Total real estate expenses	55,768	56,135	92,953	83,565
Real estate net segment income	$77,991	$74,817	$120,074	$105,964
Average monthly real estate revenue per total occupied homesite(1)	$380	$370	$367	$356
Average monthly homeowner rental income per homeowner occupied homesite(2)	$285	$277	$286	$280
Average monthly real estate revenue per total homesite(3)	$320	$312	$306	$296
As of December 31:
Total communities	184	184	278	278
Total homesites	34,622	34,962	57,578	58,431
Occupied homesites	29,072	28,918	48,320	47,662
Total rental homes owned	6,645	5,877	9,328	7,421
Occupied rental homes	5,356	4,546	7,491	5,422

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

(4)          Excludes discontinued operations.

Reconciliation of our net segment income to net loss attributable to common stockholders is as follows:

	Year Ended December 31,
	Same Communities(a)			As Reported
	2005	2004		2005	2004
Net segment income:
Real estate	$77,991	$74,817		$120,074	$105,964
Retail home sales	— (f)	—	(f)	(11,592)	(9,710)
Finance and insurance	(2,411)	(907)		(2,411)	(907)
	75,580	73,910		106,071	95,347
Other expenses:
Property management	6,474 (b)	4,717	(b)	9,781	7,127
General and administrative	27,319 (c)	19,252	(d)	27,634	29,372
Initial public offering related costs	—	—		—	4,417
Early termination of debt	—	—		—	16,685
Depreciation and amortization	49,038	44,560		78,154	61,311
Real estate and retail home asset impairment	—	—		21,822	3,358
Goodwill impairment	—	—		78,783	863
Net consumer finance interest expense	525	1,319		525	1,319
Interest expense	42,178	40,989		73,164	58,665
Total other expenses	125,534	110,837		289,863	183,117
Interest income	(2,267)	(1,518	)(e)	(2,267)	(1,611)
Loss before allocation to minority interest	(47,687)	(35,409)		(181,525)	(86,159)
Minority interest	1,926	2,286		7,333	5,562
Loss from continuing operations	(45,761)	(33,123)		(174,192)	(80,597)
Income from discontinued operations	—	—		(10,059)	3,162
Loss on sale of discontinued operations	—	—		(678)	(8,549)
Minority interest in discontinued operations	—	—		456	291
Net loss	(45,761)	(33,123)		(184,473)	(85,693)
Preferred stock dividend	—	—		(10,312)	(8,966)
Net loss attributable to common stockholders	$(45,761)	$(33,123)		$(194,785)	$(94,659)

(a)           Same communities information excludes results of communities acquired in the Hometown, D.A.M. and other acquisitions after January 1, 2004 and the communities sold or held for sale before December 31, 2005.

(b)          Prorated based on 184 communities as compared to 278 at December 31, 2005.

(c)           Excludes amortization of restricted stock issued in connection with the IPO.

(d)          Excludes restricted stock expenses of $10.1 million recognized in connection with the IPO.

(e)           Excludes interest earned on additional cash received in connection with the IPO, the financing transaction and the Hometown acquisition.

(f)             Excluded due to variability from year-to-year independent of the number of communities.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Overview.   Our results for the year ended December 31, 2004 as compared to the year ended December 31, 2003 include the operations of 76 communities acquired from Hometown, comprising 22,970 homesites, from the date of acquisition, February 18, 2004, through December 31, 2004 and, accordingly, are not included in our operations for 2003. Our results for the year ended December 31, 2004 also include the operations of 36 communities acquired from D.A.M. comprising 3,573 homesites from the date of acquisition, June 30, 2004, through December 31, 2004 and six other acquisitions we completed between January 1, 2004 and December 31, 2004, that accordingly, are not included in our operations for the year ended December 31, 2003.

Revenue.   Revenue for the year ended December 31, 2004 was $204.5 million compared to $153.1 million for the year ended December 31, 2003, an increase of $51.4 million or 33%. This increase is due to an increase of $55.4 million in rental income offset by a decrease of $4.0 million in other revenue consisting of sales of manufactured homes, utility and other income and net consumer finance interest income.

The rental income increase of $55.4 million is due to $50.3 million from the Hometown acquisition, $3.5 million from D.A.M. and other community acquisitions and $1.6 million from same communities. The increase in same communities’ revenues is due to $2.6 million from increased rental rates and $5.0 million from home renter rental income partially offset by $6.0 million from lower occupancy.

The decrease in other income of $4.0 million is due to a $7.7 million decrease in sales of manufactured homes partially offset by an increase of $3.7 million in utility and other income. Sales of manufactured homes were 1,260 units in 2004 and 490 units in 2003. We closed 19 retail dealerships in 2003. Per unit sales prices were substantially lower during the year ended December 31, 2004 compared to the same period in 2003, primarily because 2004 sales were of older homes.

Property Operations Expense.   For the year ended December 31, 2004, total property operations expenses were $68.3 million, as compared to $40.7 million for the year ended December 31, 2003, an increase of $27.6 million, or 68%. The increase primarily is due to increases in expenses of $21.3 million from the Hometown acquisition, $3.0 million from D.A.M. and other community acquisitions and $3.3 million from same communities. The increase from same communities primarily is due to higher salaries and benefits of $2.2 million and higher repairs and maintenance of $1.9 million, partially offset by decreases in other expenses of $0.8 million.

Real Estate Taxes Expense.   Real estate taxes expense for the year ended December 31, 2004, was $15.2 million, as compared to $9.5 million for the year ended December 31, 2003, an increase of $5.7 million or 60%. The increase is due primarily to the Hometown acquisition, other community acquisitions and an increase in same communities in the number of rental homes we own.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $17.4 million for the year ended December 31, 2004 compared to $18.6 million for the year ended December 31, 2003, a decrease of $1.2 million. The decrease was a result of the mix of used versus new homes sold during the period. The gross margin in manufactured homes sold decreased to a loss of 22% for the year ended December 31, 2004 from a gross profit of 15% for the year ended December 31, 2003, as per unit sales prices were substantially lower during the year ended December 31, 2004, primarily because 2004 sales were of older homes.

Retail Home Sales, Finance, Insurance and Other Operations Expense.   For the year ended December 31, 2004 total retail home sales, finance, insurance and other operations expenses were $8.2 million as compared to $7.2 million for the year ended December 31, 2003, a increase of $1.0 million or 14%. This increase is due to costs of in-community sales activities begun in the second half of 2004 partially offset by the elimination of the costs of maintaining stand-alone retail stores.

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

General and Administrative Expense.   General and administrative expense for the year ended December 31, 2004, was $29.4 million as compared to $17.0 million for the year ended December 31, 2003, an increase of $12.4 million, or 73%. The increase primarily was due to a one-time charge to salaries and benefits of $10.1 million incurred in conjunction with the IPO in which we granted 531,000 shares of restricted stock that vested immediately. The remaining increase in other costs primarily is due to severance of $1.0 million incurred in the year ended December 31, 2004, higher travel costs of $428,000, professional services of $375,000 and insurance costs of $629,000, that reflected a credit in 2003.

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

Depreciation and Amortization Expense.   Depreciation and amortization expense for the year ended December 31, 2004 was $61.3 million as compared to $39.9 million for the year ended December 31, 2003, an increase of $21.4 million, or 53%. The increase is due to increased depreciation of communities acquired in the Hometown acquisition, other community acquisitions, manufactured home acquisitions and an increase in amortization of loan origination costs resulting from recognition of costs to be paid for the consumer finance facility resulting from the lease receivables commitment.

Real Estate and Retail Home Asset Impairment.   During the year ended December 31, 2004, we recognized $3.4 million of impairment charges as compared to $1.4 million for the twelve months ended December 31, 2003. The charge in 2004 related to $2.9 million of impairment charges from older vacant homes that we expect to sell in 2005 at prices less than their carrying value in order to continue to drive occupancy in specific markets and reduce repair and maintenance costs in the rental home portfolio and approximately $0.5 million of impairment charges related to three communities whose estimated fair value was less than their carrying values. The charge in 2003 related to our decision in 2003 to change from selling homes in stand-alone retail dealerships to in-community sales operations.

Net Consumer Finance Interest Expense.   Represents interest expense and amortization of loan origination costs related to our consumer finance facility less interest income received from tenant notes receivable. We initiated our consumer finance program in February 2004.

Goodwill Impairment.   During the year ended December 31, 2004, we recognized $0.9 million of goodwill impairment charges related to our insurance business, reducing goodwill in our insurance business to zero.

Interest Expense.   Interest expense for the year ended December 31, 2004 was $58.7 million, as compared to $58.9 million for the year ended December 31, 2003, a decrease of $0.2 million. The decrease primarily is due to the increase in outstanding debt related to the Hometown acquisition and the related refinancing activities more than offset by lower interest rates and interest we capitalized related to the development of long-lived assets.

Interest Income.   Interest earned on cash and cash equivalents, restricted cash and loan reserves was $1.6 million for the year ended December 31, 2004 and $1.4 million for the year ended December 31, 2003.

Minority Interest.   Losses allocated to minority interest owners for the year ended December 31, 2004 was $5.6 million as compared to $6.1 million for the year ended December 31, 2003, a decrease of $0.5 million, or 9%. The decrease primarily was due to a decrease in the minority interest share of net loss to approximately 5.6% after our IPO from 13.9% for the periods prior to our IPO and distributions to our Partnership Preferred Unitholders, partially offset by the impact of our increase in loss before allocation to minority interest.

Discontinued Operations.   In the third quarter of 2004, we entered into a real estate auction agreement to sell a total of twelve communities and two parcels of land. In addition, we separately entered into a sales agreement to sell our Sea Pines, Camden Point and Butler Creek communities. In the fourth quarter of 2004 we entered into a real estate auction agreement to sell an additional 15 communities. For the year ended December 31, 2004, we recorded $8.5 million of loss on the sale of these assets as discontinued operations. During the year ended December 31, 2003, we sold the Sunrise Mesa community and recorded $3.3 million of gain on the sale of these assets.

Preferred Stock Dividend.   We have recorded a preferred stock dividend at the annual rate of 8.25% or $2.0625 per share on the 5.0 million shares of Series A Preferred Stock issued in connection with the IPO on February 18, 2004.

Net Loss Attributable to Common Stockholders.   As a result of the foregoing, our net loss attributable to common stockholders was $94.7 million for the year ended December 31, 2004, as compared to $34.4 million for the year ended December 31, 2003, an increase of $60.3 million. Our net loss attributable to common stockholders for the year ended December 31, 2004 includes $31.2 million of costs related to the IPO, financing transactions and the Hometown acquisition including (a) $10.2 million from restricted stock grants, (b) $4.4 million from IPO related organization and other costs and (c) $16.7 million from the early termination of debt.

The following tables present certain information relative to our real estate segment as of and for the year ended December 31, 2004 and 2003 on a historical and “Same Communities” basis. “Same Communities” reflects information for all communities owned by us at both January 1, 2003 and December 31, 2004. “Same Communities” does not include the Hometown acquisition, the D.A.M. portfolio acquisition, the twenty-two communities we acquired subsequent to January 1, 2003 or the communities sold during 2003 or 2004 (in thousands, except home, community and per unit information).

	Same Communities(4)		Real Estate Segment(4)
	2004	2003	2004	2003
Year Ended December 31:
Average total homesites	32,147	32,125	53,439	35,278
Average total rental homes	5,450	4,459	6,817	4,644
Average occupied homesites—homeowners	23,238	25,089	39,818	27,699
Average occupied homesites—rental homes	3,876	3,335	4,566	3,443
Average total occupied homesites	27,114	28,424	44,384	31,142
Average occupancy—rental homes	71.1%	74.8%	67.0%	74.1%
Average occupancy—total	84.3%	88.5%	83.1%	88.3%
Real estate revenue
Homeowner rental income	$77,946	$81,284	$133,670	$89,577
Home renter rental income	31,861	27,208	37,676	27,301
Other	393	87	1,029	119
Rental income	110,200	108,579	172,375	116,997
Utility and other income	11,135	11,377	17,154	14,186
Total real estate revenue	121,335	119,956	189,529	131,183
Real estate expenses
Property operations expenses	42,128	38,799	68,324	40,695
Real estate taxes	10,082	8,741	15,241	9,521
Total real estate expenses	52,210	47,540	83,565	50,216
Real estate net segment income	$69,125	$72,416	$105,964	$80,967
Average monthly real estate revenue per total occupied homesite(1)	$373	$352	$356	$351
Average monthly homeowner rental income per homeowner occupied homesite(2)	$280	$270	$280	$269
Average monthly real estate revenue per total homesite(3)	$315	$311	$296	$310
As of December 31:
Total communities	174	174	278	184
Total homesites	32,147	32,145	58,431	34,960
Occupied homesites	26,516	27,658	47,662	30,105
Total rental homes owned	5,491	4,939	7,421	5,234
Occupied rental homes	4,239	3,661	5,422	3,863

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

(4)          Excludes discontinued operations.

A reconciliation of our net segment income to net loss attributable to common stockholders is as follows:

	Year Ended December 31,
	Same Communities			As Reported
	2004		2003	2004	2003
Net segment income:
Real estate	$69,125	(a)	$72,416 (a)	$105,964	$80,967
Retail home sales	—	(e)	— (e)	(9,710)	(1,867)
Finance and insurance	(918)		(2,173)	(918)	(2,173)
	68,207		70,243	95,336	76,927
Other expenses:
Property management	4,461	(b)	5,227 (b)	7,127	5,527
General and administrative	19,241	(c)	16,827	29,361	16,827
Initial public offering related costs	—		—	4,417	—
Early termination of debt	—		—	16,685	—
Depreciation and amortization	41,421		35,697	61,311	39,945
Real estate and retail home asset impairment	—		—	3,358	1,385
Goodwill impairment	—		—	863	—
Net consumer finance interest expense	1,319		—	1,319	—
Interest expense	38,233		55,567	58,665	58,898
Total other expenses	104,675		113,318	183,106	122,582
Interest income	(1,518	)(d)	(1,434)	(1,611)	(1,434)
Loss before allocation to minority interest	(34,950)		(41,641)	(86,159)	(44,221)
Minority interest	2,256		5,754	5,562	6,111
Loss from continuing operations	(32,694)		(35,887)	(80,597)	(38,110)
Income from discontinued operations	—		—	3,162	950
Loss on sale of discontinued operations	—		—	(8,549)	3,333
Minority interest in discontinued operations	—		—	291	(593)
Net loss	(32,694)		(35,887)	(85,693)	(34,420)
Preferred stock dividend	—		—	(8,966)	—
Net loss attributable to common stockholders	$(32,694)		$(35,887)	$(94,659)	$(34,420)

(a)           Same communities real estate net segment income excludes results of communities acquired after January 1, 2003 and communities sold before December 31, 2004.

(b)          Prorated based on 174 communities as compared to 278 at December 31, 2004.

(c)           Excludes $10.1 million of compensation expense related to stock issued in connection with the IPO.

(d)          Excludes interest earned on additional cash received in connection with the IPO, the financing transaction and the Hometown acquisition.

(e)           Excluded due to variability from year-to-year independent of the number of communities.

LIQUIDITY AND CAPITAL RESOURCES

During 2005, the Company met its liquidity requirements for payments of distributions on its common and preferred equity interests, manufactured home purchases and community improvements through the issuance of debt, sales of communities, sales of manufactured homes and funds provided from operations.  In the second quarter of 2005, we reduced the distribution on common stock and OP Units and beginning with the third quarter of 2005 we eliminated these distributions.

In 2005, we issued a total of $122.4 million of unsecured debt, consisting of $25.8 million in 30-year trust preferred securities and $96.6 million in 20-year senior exchangeable notes.  In September 2005, we extended the maturity of our $85 million revolving credit mortgage facility to September 2006, and in February 2006, we extended the maturity of our senior variable rate mortgage to February 2007.  In October 2005, we amended our lease receivables facility to (i) increase its size from $75 million to $150 million, (ii) increase the limit on borrowings to an amount equal to approximately 65% from 55% of the net book value of the eligible manufactured housing units subject to certain applicable borrowing base requirements and (iii) extend its maturity from March 31, 2007 to September 30, 2008.  At December 31, 2005, we had approximately $28 million of cash and cash equivalents and $31 million available under the terms of the lease receivables line of credit.

In the first half of 2005, we closed the sale of 15 communities sold at auction in December 2004 for cash proceeds of approximately $15 million net of payment of debt and other expenses of $34 million.  In September 2005, the Board authorized us to sell 79 of our communities that we believed had market value in excess of our return expectations or did not fit in our economic footprint.  As a result, in December 2005, we conducted an auction to sell up to 71 communities.  Upon completion of this auction, we determined that we would only hold 38 communities for sale comprised of 30 communities through the auction and eight communities in private party transactions or through brokers.  As of March 20, 2006, we have closed 26 of these sales, including the sale of the Desert Palms community, for cash proceeds of $33.2 million net of related debt repayment and defeasance and other costs of $34.2 million.

Our plan for 2006 is to (i) manage our results against our detailed budget focused on operating effectiveness at the community level; (ii) adjust the price and cost structure of our marketing programs in the sales and leasing of homes; (iii) control our expense structure to fit the size of our company consistent with maintaining effective controls over the business; (iv) make capital expenditures as necessary and appropriate to keep our communities up to our standards; and (v) purchase homes for sale or lease as demand warrants and funds permit.

Our short-term liquidity needs include funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), funds for capital expenditures for our existing communities, funds for purchases of manufactured homes and funds to service our debt.

We expect to fund our short-term liquidity needs described above through net cash provided by operations, borrowings under our $35 million floorplan line of credit, borrowings under our $150 million lease receivables line of credit, borrowings under our $125 million consumer finance facility and net proceeds from the sales of communities.

Our ability to obtain funding from time to time under the lease receivables facility, the floorplan line of credit and the consumer finance debt facility will be subject to certain conditions, and we make no assurance that we will continue to meet any of all of these conditions in the future.  If we are unable to meet the conditions necessary to continue funding under these facilities, we may not be able to fund operations, capital expenditures, manufactured home sale consumer loans, manufactured home purchases and distributions on our preferred stock and our results of operations could be adversely affected.

We expect to meet our long-term liquidity requirements for the funding of potential community acquisitions, purchases of additional rental homes, purchase, sale and financing of homes to new residents in our communities, funding of distributions on our preferred stock and other capital improvements through net cash provided by operations, borrowings under secured and unsecured indebtedness, retail home sales and consumer finance debt.  We expect to refinance our indebtedness as it comes due.

Based on present commitments and community sales plans, the Company believes it will be able to fund its debt service obligations, capital expenditures and home purchases from operating cash flows and the financing sources described above. However, we cannot assure that we will be able to complete the sales of the remaining 12 communities currently held for sale, sell manufactured homes or refinance expiring credit lines.  Should we not be able to obtain sufficient funds for these purposes, we may determine that it is necessary to substantially defer or eliminate some or all of our objectives that require these funds, including home purchases, consumer loans, and non-recurring capital expenditures.

CASH FLOWS

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Cash provided by operations was $7.0 million and $27.4 million for the years ended December 31, 2005 and 2004, respectively. Cash provided by operations decreased in 2005, as compared to 2004, despite higher real estate net segment income primarily because of (1) decreased net segment income from the retail home sales and finance and insurance segments; (2) increased interest expense of $14.5 million from higher levels of outstanding debt and increased interest rates; (3) higher general and administrative expenses of $8.5 million (after adjusting for non-cash stock compensation expense) resulting from the growth of our business; and (4) payments made in 2005 for substantial accruals incurred at the end of 2004 for capital expenditures and repairs and maintenance activities as compared to a relatively low level of such payments in 2004.

Cash used in investing activities was $112.9 million and $595.9 million for the years ended December 31, 2005 and 2004, respectively. The decrease in 2005 as compared to 2004 primarily was due to the Hometown and D.A.M. portfolio acquisitions in 2004. Purchases of manufactured homes and proceeds from the sale of manufactured homes are considered investing activities because these activities are conducted, in large part, to increase long-term cash flows from lot rents.

Cash provided by financing activities was $101.0 million and $578.7 million for the years ended December 31, 2005 and 2004, respectively. The decrease in 2005 as compared to 2004 primarily was due to the issuance of additional indebtedness and common and preferred stock issuances in connection with our IPO in 2004 compared with higher levels of non-acquisition issuance of debt and increased repayment of existing indebtedness in 2005.

In connection with preparation of this period's Form 10-K, the Company determined that cash flows from restricted cash and loan reserves should be included in investing rather than financing activities.  As a result, the cash flow statement for the year ended December 31, 2004 has been revised and cash flows from investing activities was changed from ($607.6) million to ($595.9) million and cash flows from financing activities was changed from $590.5 million to $578.7 million.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Cash provided by operations was $27.4 million and $10.6 million for the years ended December 31, 2004 and 2003, respectively. The increase in cash provided by operations for 2004 as compared to 2003 was due primarily to increased homesites resulting from our Hometown and D.A.M. portfolio acquisitions.

Cash used in investing activities was $595.9 million and $41.1 million for the years ended December 31, 2004 and 2003, respectively. The increase in 2004 as compared to 2003 was due primarily to the Hometown and D.A.M. portfolio acquisitions and an increase in acquisitions of other communities and manufactured homes.

Cash provided by financing activities was $578.7 million and $18.8 million for the years ended December 31, 2004 and 2003, respectively. The increase in 2004 as compared to 2003 was primarily due to issuance of additional indebtedness and common and preferred stock issuances in connection with our IPO, partially offset by the repayment of existing indebtedness and the payment of both common and preferred stock dividends.

In connection with preparation of this period's Form 10-K the Company determined that cash flows from restricted cash and loan reserves should be included in investing rather than financing activities.  As a result, the cash flow statement for the years ended December 31, 2004 and 2003 have been revised and a) cash flows from investing activities were changed from ($607.6) million to ($595.9) million for 2004 and from ($47.7) million to ($41.1) million for 2003 and b) cash flows from financing activities was changed from $590.5 million to $578.7 million for 2004 and from 25.4 million to $18.8 million for 2003.

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2005, 2004 and 2003. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

At December 31, 2005, we have $1,153.0 million of outstanding indebtedness. $827.4 million, or 72%, of our total indebtedness is fixed rate and $325.6 million, or 28%, is variable rate. We have entered into a two-year interest rate swap agreement pursuant to which we will effectively fix the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, 80% of our total indebtedness is subject to fixed interest rates as of December 31, 2005. The swap agreement expired on March 1, 2006 and we currently do not intend to renew the agreement. In connection with our senior variable rate mortgage debt, we have purchased interest rate caps to limit our interest costs in the event of increases in one-month LIBOR above 5.00%. The interest caps expired and were renewed in February 2006. The new caps expire in February 2007.

At December 31, 2005, we had the following indebtedness and lease operating obligations (in thousands):

	Principal	Interest on	Operating
	Debt Repayment	Debt Repayment	Lease	Total
	Obligations	Obligations	Obligations	Obligations
2006	$85,726	69,451	$537	$155,714
2007(1)	155,217	63,794	446	219,457
2008	150,459	58,017	333	208,809
2009	104,869	46,897	66	151,832
2010	13,373	44,709	—	58,082
Thereafter	637,850	251,497	—	889,347
Commitments	1,147,494	534,365	1,382	1,683,241
Unamortized premium related to indebtedness asummed in Hometown and DAM acquisitions	5,504	—	—	5,504
	$1,152,998	$534,365	$1,382	$1,688,745

(1)          In February 2006, the $130.6 million senior variable rate mortgage debt due 2007 was extended to February 2007 and may be extended for two additional 12-month periods at our option and subject to certain conditions.

As of December 31, 2005, debt associated with our discontinued communities totaled $48.2 million. This is classified as liabilities related to assets held for sale in the consolidated balance sheet.

The following table sets forth certain information with respect to our indebtedness outstanding as of December 31, 2005 excluding indebtedness related to assets held for sale (in thousands):

			Weighted	Annual
	Debt	Percentage	Average	Debt	Balance
	Principal	of Total	Interest	Service	at Maturity
	Balance	Debt	Rate	(1)	(2)
Fixed Rate Debt:
Senior fixed rate mortgage due 2009	$89,512	7.8%	5.05%	$5,946	$84,865
Senior fixed rate mortgage due 2012	288,622	25.0%	7.35%	24,657	263,339
Senior fixed rate mortgage due 2014	196,270	17.0%	5.53%	13,724	168,282
Various individual fixed rate mortgages due 2006 through 2031	150,104	13.1%	7.25%	12,115	103,684
DAM PPU notes payable due 2006	4,999	0.4%	7.00%	350	2,499
Senior exchangeable notes due 2025	96,600	8.4%	7.50%	7,245	96,600
Other loans due 2012	1,277	0.1%	6.97%	188	523
	827,384	71.8%	6.67%	64,224	719,792
Variable Rate Debt:
Senior variable rate mortgage due 2007(3)	130,595	11.4%	7.39%	9,651	130,595
Revolving credit mortgage facility due 2006	58,764	5.1%	7.14%	4,196	58,764
Trust preferred securities due 2035	25,780	2.2%	7.79%	2,007	25,780
Consumer finance chattel facility due 2008	18,607	1.6%	7.39%	1,375	18,607
Lease receivable facility due 2008	77,500	6.7%	8.52%	6,600	77,500
Floorplan lines of credit due 2007	14,368	1.2%	8.00%	1,149	14,368
	325,614	28.2%	7.67%	24,978	325,614
	$1,152,998	100.0%	6.95%	$89,202	$1,045,406

(1)          For fixed rate debt, defined as all required principal and interest payments for one year. For variable rate debt, defined as expected interest payments based on the weighted average interest rate and principal balances at December 31, 2005.

(2)          Assumes no early repayment of principal.

(3)          In February 2006, the senior variable rate mortgage due 2007 was extended to February 2007 and may be extended for two additional 12-month periods at our option and subject to certain conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment”. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R effective January 1, 2006 utilizing the prospective method. SFAS 123R covers a wide range of share-based compensation arrangements including options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Since we currently do not issue stock options and have insignificant issuances of restricted and unrestricted stock as compensation, we do not expect the adoption of adopting SFAS 123R to have a material impact upon our financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 contains interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We have evaluated SAB 107 and have incorporated it as part of our adoption of SFAS 123(R).

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. As our only partnership entities are consolidated, the adoption of EITF 04-5 is not expected to have an impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The new standard changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all such voluntary changes. The previous accounting required that most changes in accounting principle be recognized in net earnings by including a cumulative effect of the change in the period of the change. SFAS 154, which is effective for fiscal years beginning after December 15, 2005, requires retroactive application to prior periods’ consolidated financial statements. Adoption of SFAS 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to our beginning retained earnings. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. We are currently evaluating the impact, if any, that SFAS 155 will have on our financial position, results of operations or cash flows.

FFO

As defined by NAREIT, FFO represents income (loss) from continuing and discontinued operations (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing a perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions. The following table calculates our FFO for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005(a)	2004(b)	2003(c)
Reconciliation of FFO:
Loss from continuing operations	$(174,192)	$(80,597)	$(38,110)
Plus:
Depreciation and amortization	78,154	61,311	39,945
Income (loss) from discontinued operations	(10,059)	3,162	950
Depreciation and amortization from discontinued operations	4,271	7,885	5,898
Less:
Depreciation expense on furniture, equipment and vehicles	(2,080)	(1,264)	(1,112)
Minority interest portion of FFO reconciling items	(3,440)	(4,706)	(6,300)
FFO	(107,346)	(14,209)	1,271
Less: preferred dividends	(10,312)	(8,966)	—
FFO available to common stockholders	$(117,658)	$(23,175)	$1,271
FFO includes the following charges:
Goodwill impairment	$78,783	$863	$—
Real estate and retail home asset impairment	21,822	3,358	1,385
Impairment charges included in discontinued operations	10,254	—	—
Executive severance charges	2,870	1,197	337
IPO executive stock grants compensation expense	—	10,195	—
IPO related early termination of debt	—	16,685	—
Other IPO related costs	—	4,417	—
Minority interest portion of above	(4,885)	(2,782)	(238)
Total	$108,844	$33,933	$1,484

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

As of December 31, 2005 our total debt outstanding was approximately $1,153.0 million, excluding debt related to discontinued operations, comprised of approximately $827.4 million of indebtedness subject to fixed interest rates. Approximately $325.6 million, or 28%, of our total consolidated debt is variable rate debt. In February 2004 we entered into a two-year interest rate swap agreement pursuant to which we effectively fixed the base rate portion of the interest rate with respect to $100 million of our variable rate debt. As a result, approximately 80% of our total indebtedness is subject to fixed interest rates as of December 31, 2005.

If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $407,000 annually. If, after consideration of the interest rate swap agreement described above, LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $282,000 annually.

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

The fair value of debt outstanding as of December 31, 2005 was approximately $1,176.4 million.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our final statements required by this item are submitted as a separate section of this annual report on Form 10-K. See “Financial Statements,” commencing on page F-1 hereof.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.        CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting at December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and executive officers required by this Item is incorporated by reference to the Company’s Proxy Statement.

The information regarding compliance with Section 16 of the Securities and Exchange Act of 1934 is to be set forth in the Company’s Proxy Statement and is hereby incorporated by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.
Affordable Residential Communities Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4
	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003	F-5
	Consolidated Statements of Stockholders’ Equity for Years Ended December 31, 2005, 2004 and 2003	F-6
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003	F-7
	Notes to Consolidated Financial Statements	F-9
2.	Financial Statement Schedules.
	Schedule III—Real Estate and Related Depreciation as of December 31, 2005	III-1
3.	Exhibits. See the Exhibit Index following the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
By:	/s/ LARRY D. WILLARD
Larry D. Willard Chief Executive Officer (Principal Executive Officer)

MARCH 20, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ LARRY D. WILLARD	Chairman of the Board, Chief Executive	March 20, 2006
Larry D. Willard	Officer and Director (Principal Executive Officer)
/s/ JAMES F. KIMSEY	President, Chief Operating Officer And	March 20, 2006
James F. Kimsey	Director
/s/ RHODES BOBBITT	Director and Audit Committee Member	March 20, 2006
Rhodes Bobbitt
	Director	March 20, 2006
W. Joris Brinkerhoff
/s/ CHARLES R. CUMMINGS	Director and Chairman of Audit	March 20, 2006
Charles R. Cummings	Committee
/s/ GERALD J. FORD	Director	March 20, 2006
Gerald J. Ford
/s/ J. MARKHAM GREEN	Director and Audit Committee Member	March 20, 2006
J. Markham Green
/s/ JAMES R. “RANDY” STAFF	Director	March 20, 2006
James R. “Randy” Staff
/s/ CARL B. WEBB	Director	March 20, 2006
Carl B. Webb
/s/ LAWRENCE E. KREIDER	Executive Vice President, Chief	March 20, 2006
Lawrence E. Kreider	Financial Officer and Chief Information Officer (Principal Financial and Accounting Officer)

Exhibit Index Number	Exhibit Title
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

3.4*

Corporate Charter Certificate of Notice, filed June 6, 2005 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 of Affordable Residential Communities Inc. (File No. 333-125854)).

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

4.6*	Form of Warrant, dated August 9, 2000 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 of Affordable Residential Communities Inc. (File No. 333-124073)).
4.7*

Series B Partnership Unit Designation of Affordable Residential Communities LP (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of Affordable Residential Communities Inc. (File No. 333-124073)).

4.8*

Indenture, dated as of August 9, 2005, by and between Affordable Residential Communities LP and U.S. Bank National Association, as Trustee, regarding the 7½% Senior Exchangeable Notes Due 2025 of Affordable Residential Communities LP (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on August 3, 2005 (File No. 001-31987)).

4.9*

Purchase Agreement, dated August 3, 2005, among Affordable Residential Communities LP, Affordable Residential Communities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on August 3, 2005 (File No. 001-31987)).

4.10*

Registration Rights Agreement, dated August 9, 2005, among Affordable Residential Communities LP, Affordable Residential Communities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on August 3, 2005 (File No. 001-31987)).

4.11*

Common Stock Delivery Agreement, dated August 9, 2005, by and between Affordable Residential Communities LP and Affordable Residential Communities Inc. (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on August 3, 2005 (File No. 001-31987)).

4.12*

Letter Agreement, dated May 20, 2005, by and between Affordable Residential Communities Inc. and Gerald J. Ford (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on May 23, 2005 (File No. 001-31987)).

10.1†*

Employment Agreement between Scott D. Jackson and Affordable Residential Communities Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.2†*

Separation and Release Agreement, dated December 13, 2005, by and between Scott D. Jackson and Affordable Residential Communities Inc. and ARC Management Services, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on December 15, 2005 (File No. 001-31987)).

10.3†*

Employment Agreement between John G. Sprengle and Affordable Residential Communities Inc. (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.4†*

Separation and Release Agreement, dated November 4, 2005, by and between John G. Sprengle and Affordable Residential Communities Inc. and ARC Management Services, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on November 7, 2005 (File No. 001-31987)).

10.5†*

Separation and Release Agreement, dated as of October 26, 2004, by and between George W. McGeeney, Affordable Residential Communities Inc. and ARC Management Services, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Affordable Residential Communities Inc. for the quarterly period ended September 30, 2004 (File No. 001-31987)).

10.6†*

Severance Agreement between Affordable Residential Communities Inc. and Lawrence E. Kreider (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.7†*

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

10.9†*

Form of Restricted Stock Grant Agreement for use under the Affordable Residential Communities Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Affordable Residential Communities Inc. for the quarter ended March 31, 2005 (File No. 001-31987)).

10.10†*

Affordable Residential Communities Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

10.11*

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

10.22*

Loan Agreement, dated February 18, 2004, by and among ARC Communities 15 LLC, ARC15FLOV LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.23*

Loan Agreement, dated February 18, 2004, by and among ARC Communities 16 LLC and Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.24*

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

10.32*

Loan Agreement between ARC SPEI I, L.L.C. and Morgan Stanley Dean Witter Mortgage Capital Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11 of Affordable Residential Communities Inc. (File No. 333-109816)).

10.33*

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

10.34*

Master Repurchase Agreement Between Merrill Lynch Mortgage Capital Inc. and Enspire Finance, LLC (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2003 (File No. 001-31987)).

10.35*

Amendment No. 1 to the Master Repurchase Agreement Between Merrill Lynch Mortgage Capital Inc and Enspire Finance LLC. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on April 12, 2005 (File No. 001-31987)).

10.36*

Loan Agreement dated September 23, 2004 by and among ARC III, L.L.C. as Borrower and Citigroup Global Market Realty Corp. as Lender and as Collateral Agent. (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Affordable Residential Communities Inc. for the year ended December 31, 2004 (File No. 001-31987)).

10.37*

Amendment to Loan Agreement, dated as of September 12, 2005, by and among ARC III, L.L.C., ARC Silver Leaf LP and ARC Meadow Glen LP, and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on September 13, 2005 (File No. 001-31987)).

10.38*

Credit Agreement, dated as of April 6, 2005, by and among ARC Housing LLC, ARC HousingTX LP and Merrill Lynch Mortgage Capital Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on April 12, 2005 (File No. 001-31987)).

10.39*

Guarantee, dated as of April 6, 2005, made by Affordable Residential Communities LP in favor of Merrill Lynch Mortgage Capital Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on April 12, 2005 (File No. 001-31987)).

10.40*

Second Amended and Restated Guaranty, dated as of April 6, 2005, made by Affordable Residential Communities LP in favor of Merrill Lynch Mortgage Capital Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on April 12, 2005 (File No. 001-31987)).

10.41*

Amended and Restated Guaranty, dated as of April 6, 2005, made by ARC Dealership Inc. in favor of Merrill Lynch Mortgage Capital Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on April 12, 2005 (File No. 001-31987)).

10.42*

Amendment No. 1 to the Second Amended and Restated Guaranty, dated as of October 24, 2005, made by Affordable Residential Communities LP in favor of Merrill Lynch Mortgage Capital Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Affordable Residential Communities Inc. on October 26, 2005 (File No. 001-31987)).

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                     Exhibit is a management contract or compensatory plan.

*                    Previously filed.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Affordable Residential Communities Inc.:

We have completed an integrated audit of Affordable Residential Communities Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Affordable Residential Communities Inc. and its subsidiaries (the "Company") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Denver, Colorado

March 20, 2006

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

(in thousands except share data)

	December 31,
	2005	2004
Assets
Rental and other property, net	$1,463,091	$1,416,136
Assets held for sale	122,285	180,129
Cash and cash equivalents	27,926	32,859
Restricted cash	7,022	7,321
Tenant notes and other receivables, net	37,363	18,111
Inventory	50	11,230
Loan origination costs, net	16,205	13,437
Loan reserves	35,088	31,019
Goodwill	—	78,783
Lease intangibles and customer relationships, net	12,063	17,639
Prepaid expenses and other assets	7,388	6,338
Total assets	$1,728,481	$1,813,002
Liabilities and Stockholders’ Equity
Notes payable	$1,152,998	$953,381
Liabilities related to assets held for sale	50,007	79,445
Accounts payable and accrued expenses	32,708	37,146
Dividends payable	1,887	15,505
Tenant deposits and other liabilities	14,884	11,819
Total liabilities	1,252,484	1,097,296
Minority interest	31,902	56,659
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 40,971,423 and 40,874,061 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	410	409
Additional paid-in capital	791,379	790,528
Unearned compensation	(178)	(235)
Accumulated other comprehensive income	583	1,208
Retained deficit	(467,207)	(251,971)
Total stockholders’ equity	444,095	659,047
Total liabilities and stockholders’ equity	$1,728,481	$1,813,002

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(in thousands except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue
Rental income	$192,472	$172,375	$116,997
Sales of manufactured homes	39,671	14,280	21,965
Utility and other income	22,370	17,795	14,186
Total revenue	254,513	204,450	153,148
Expenses
Property operations	76,447	68,324	40,695
Real estate taxes	16,506	15,241	9,521
Cost of manufactured homes sold	39,973	17,351	18,623
Retail home sales, finance and insurance	15,516	8,187	7,208
Property management	9,781	7,127	5,527
General and administrative	27,634	29,372	17,001
Initial public offering related costs	—	4,417	—
Early termination of debt	—	16,685	—
Depreciation and amortization	78,154	61,311	39,945
Real estate and retail home asset impairment	21,822	3,358	1,385
Goodwill impairment	78,783	863	—
Net consumer finance interest expense	525	1,319	—
Interest expense	73,164	58,665	58,898
Total expenses	438,305	292,220	198,803
Interest income	(2,267)	(1,611)	(1,434)
Loss before allocation to minority interest	(181,525)	(86,159)	(44,221)
Minority interest	7,333	5,562	6,111
Loss from continuing operations	(174,192)	(80,597)	(38,110)
Income (loss) from discontinued operations	(10,059)	3,162	950
Gain (loss) on sale of discontinued operations	(678)	(8,549)	3,333
Minority interest in discontinued operations	456	291	(593)
Net loss	(184,473)	(85,693)	(34,420)
Preferred stock dividend	(10,312)	(8,966)	—
Net loss attributable to common stockholders	$(194,785)	$(94,659)	$(34,420)
Loss per share from continuing operations
Basic loss per share	$(4.51)	$(2.36)	$(2.25)
Diluted loss per share	$(4.51)	$(2.36)	$(2.25)
Income (loss) per share from discontinued operations
Basic income (loss) per share	$(0.25)	$(0.13)	$0.22
Diluted income (loss) per share	$(0.25)	$(0.13)	$0.22
Loss per share attributable to common stockholders
Basic loss per share	$(4.76)	$(2.49)	$(2.03)
Diluted loss per share	$(4.76)	$(2.49)	$(2.03)
Weighted average common shares outstanding	40,896	37,967	16,973

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Unearned	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Equity
Balance, January 1, 2003	—	$—	16,973	$170	378,018	$—	$—	$(78,423)	$299,765
Net loss	—	—	—	—	—	—	—	(34,420)	(34,420)
Balance December 31, 2003	—	—	16,973	170	378,018	—	—	(112,843)	265,345
Issuance of preferred stock during initial public offering, net of issuance costs of $5,892	5,000	119,108	—	—	—	—	—	—	119,108
Issuance of common stock during initial public offering, net of issuance costs of $37,191	—	—	23,043	230	400,396	—	—	—	400,626
Common stock issued to employees during initial public offering	—	—	530	5	10,070	—	—	—	10,075
Restricted stock issued to employees during initial public offering	—	—	95	1	1,804	(1,805)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	199	—	—	199
Forfeiture of unearned compensation	—	—	(80)	—	(1,519)	1,371	—	—	(148)
Transfer of minority interest ownership in Operating Partnership	—	—	313	3	1,737	—	—	—	1,740
Common stock issued to board members	—	—	—	—	22	—	—	—	22
Net loss	—	—	—	—	—	—	—	(85,693)	(85,693)
Preferred dividends declared	—	—	—	—	—	—	—	(8,966)	(8,966)
Accumulated other comprehensive income	—	—	—	—	—	—	1,208	—	1,208
Other comprehensive loss									(93,451)
Common stock and OP Unit dividends declared	—	—	—	—	—	—	—	(44,469)	(44,469)
Balance December 31, 2004	5,000	119,108	40,874	409	790,528	(235)	1,208	(251,971)	659,047
Redemption of OP Units for common stock	—	—	71	—	704	—	—	—	704
Restricted stock issued to employees	—	—	80	1	1,029	(1,030)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	315	—	—	315
Forfeiture of unearned compensation	—	—	(60)	—	(772)	772	—	—	—
Transfer of minority interest ownership in Operating Partnership	—	—	—	—	(177)	—	—	—	(177)
Common stock issued to board members	—	—	6	—	67	—	—	—	67
Net loss	—	—	—	—	—	—	—	(184,473)	(184,473)
Preferred dividends declared	—	—	—	—	—	—	—	(10,312)	(10,312)
Accumulated other comprehensive income	—	—	—	—	—	—	(625)	—	(625)
Other comprehensive loss									(195,410)
Common stock and OP Unit dividends declared	—	—	—	—	—	—	—	(20,451)	(20,451)
Balance December 31, 2005	5,000	$119,108	40,971	$410	$791,379	$(178)	$583	$(467,207)	$444,095

The accompanying notes are an integral part of these consolidated financial statements

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 and 2003
(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flow from operating activities
Net loss	$(184,473)	$(85,693)	$(34,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,154	61,311	39,945
Amortization of loan origination costs	7,256	5,165	3,238
Adjustments to fair value for interest rate caps	218	241	115
Stock compensation expense	382	10,120	—
Partnership preferred unit distributions declared	1,360	786	—
Minority interest in net loss	(8,693)	(5,562)	(6,111)
Non-cash IPO related costs	—	389	—
Early termination of debt	—	10,358	—
Real estate and retail home asset impairment	21,822	3,358	1,385
Goodwill impairment	78,783	863	—
Depreciation and minority interest included in income from discontinued operations	3,815	7,594	6,491
Loss (gain) on sale of discontinued operations including impairments	10,932	8,549	(3,333)
Rent expense related to vacated office space	—	—	864
Gain on sale of manufactured homes	302	3,071	(3,342)
Changes in operating assets and liabilities, net			—
of acquisitions	(2,823)	6,862	5,760
Net cash provided by operating activities	7,035	27,412	10,592
Cash flow from investing activities
Acquisition of Hometown communities	—	(507,136)	—
Acquisition of D.A.M. and other communities	—	(35,916)	(21,403)
Purchases of manufactured homes	(121,253)	(58,910)	(32,451)
Proceeds from community sales	48,721	36,922	14,879
Proceeds from manufactured home sales	18,650	7,133	19,566
Deposits and deferred acquisition costs on purchase of Hometown assets	—	—	(15,559)
Community improvements and equipment purchases	(55,296)	(49,708)	(12,725)
Cash flow from IPO related transactions
Release of restricted cash	—	8,978	—
Release of loan reserves	—	19,089	—
New loan reserves	—	(14,247)	—
Restricted cash	299	1,391	(240)
Loan reserves	(4,069)	(3,447)	6,867
Net cash used in investing activities	(112,948)	(595,851)	(41,066)

The accompanying notes are an integral part of these consolidated financial statements

Cash flow from financing activities
Cash flow from IPO
Common stock offering	—	438,078	—
Preferred stock offering	—	125,000	—
Common stock offering expenses	—	(37,421)	—
Preferred stock offering expenses	—	(5,892)	—
Cash flow from IPO related financing transactions	—
Debt issued in the financing transactions	—	500,000	—
Debt paid in the financing transactions	—	(439,048)	—
Payment of loan origination costs	—	(8,122)	—
Proceeds from the issuance of common shares	—	—	(1,026)
Proceeds from issuance of debt	329,823	96,421	49,038
Repayment of debt	(163,089)	(42,660)	(25,356)
Payment of common and OP Unit dividends	(35,148)	(33,563)	—
Payment of preferred dividends	(10,312)	(7,247)	—
Payment of partnership preferred distributions	(1,360)	(524)	—
Repurchase of OP Units	(6,409)	(125)	—
Repurchase of PPUs	(2,501)	—	—
Loan origination costs	(10,024)	(6,204)	(3,894)
Net cash provided by financing activities	100,980	578,693	18,762
Net increase in cash and cash equivalents	(4,933)	10,254	(11,712)
Cash and cash equivalents, beginning of period	32,859	22,605	34,317
Cash and cash equivalents, end of period	$27,926	$32,859	$22,605
Non-cash financing and investing transactions:
Debt assumed in connection with acquisitions	$—	$96,898	$4,294
OP Units issued in connection with acquisitions	$—	$25,142	$—
Notes receivable for manufactured home sales	$21,891	$7,789	$1,552
Notes payable issued for redemption of PPUs	$4,999	$—	$—
Dividend declared but unpaid	$1,995	$13,524	$—
Accrual of loan origination costs	$—	$2,000	$—
Amortization of debt premium	$1,094	$1,092	$—
Supplemental cash flow information:
Cash paid for interest	$69,468	$56,765	$56,941

The accompanying notes are an integral part of these consolidated financial statements

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Affordable Residential Communities Inc. is a Maryland corporation that is engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses including acting as agent in the sale of homeowners’ insurance and related products, all exclusively to residents in our communities. We were organized in July 1998 and operate primarily through Affordable Residential Communities LP (the “Operating Partnership” or “OP”) and its subsidiaries, of which we are the sole general partner and owned 95.7% as of December 31, 2005.

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

Concurrent with our IPO and the financing transaction, we acquired 90 manufactured home communities from Hometown America, L.L.C. (“Hometown”). Together the 90 acquired communities are located in 24 states and total 26,406 homesites. The total purchase price for these communities and related assets was approximately $615.3 million including assumed indebtedness with a fair value of $93.1 million (See Note 2).

As of December 31, 2005, we owned and operated 278 communities (net of 38 communities classified as discontinued operations, see Note 10) consisting of 57,578 homesites (net of 5,326 homesites classified as discontinued operations) in 24 states with occupancy of 83.9%. Our five largest markets are Dallas-Fort Worth, Texas, with 12.4% of our total homesites; Atlanta, Georgia, with 8.6% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas/Missouri, with 4.2% of our total homesites. We also conduct a retail home sales business.

Our common stock is traded on the New York Stock Exchange under the symbol “ARC”. Our Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol “ARC-PA”. We have no public trading history prior to February 12, 2004.

Basis of Presentation

The accompanying consolidated financial statements include all of our accounts but include the results of operations of the manufactured home communities acquired only for the periods subsequent to the date of acquisition. We have eliminated all significant inter-company balances and transactions.

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

Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of rental property assets are primarily as follows:

Asset Class	Estimated Useful Lives (Years)
Manufactured home communities and improvements	10 to 30
Buildings	10 to 20
Rental homes	10 or rent-to-own term
Furniture and other equipment	5
Computer software and hardware	3

Our rental homes are depreciated over ten years except for homes under our rent-to-own program, which are depreciated over the term of the agreement.

We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that the recoverability of the net book value of the asset is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down is required. If this review indicates that the asset’s carrying amount will not be fully recoverable, we would reduce the carrying value of the asset to its estimated fair value. No impairment charges were recorded on rental property classified as held and used during 2005 or 2003. During 2004, we recorded an impairment charge on rental property of approximately $0.5 million.

Discontinued Operations

We consider a community to be a discontinued operation when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by Statement of Financial Accounting Standards, “SFAS”, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the communities identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the communities classified as held for sale continues to be accrued. The results of operations of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of communities in the period in which the properties are discontinued and recognize any resulting gains on the sales of communities when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS No. 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. We disclose, if applicable, in the notes to our financial statements the segment in which the long-lived asset is reported. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a community previously classified as held for sale, the community will be reclassified as held and used. A community that is reclassified shall be measured at the lower of its (a) carrying amount before the community was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the community been continuously classified as held and used, or (b)  fair value at the date of the subsequent decision not to sell.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with maturities less than 90 days from the date of purchase.

Restricted Cash and Loan Reserves

Restricted cash and loan reserves represent reserves established pursuant to the debt agreements as described in Note 5 as well as deposits that are required by statutory law to be segregated.

In connection with preparation of this period's Form 10-K the Company determined that cash flows from restricted cash and loan reserves should be included in investing rather than financing activities.  As a result, the cash flow statements for the years ended December 31, 2004 and 2003 have been revised to conform to this presentation.

Tenant Notes Receivables

Tenant notes receivable from sales of manufactured homes or assumed in connection with acquisitions are generally collateralized by manufactured homes located in our communities and are recorded at face value less allowances for bad debt.

Reserves for Bad Debts

We maintain allowances for bad debts on tenant notes and other receivables. We fully reserve amounts due from tenants greater than sixty days past due. We establish reserves based on management’s periodic review of specific notes considered wholly or partially uncollectible, plus an amount for estimated future uncollectible amounts based on historical experience. At December 31, 2005 and 2004, $2.4 million and $1.9 million, respectively, was reserved for tenant notes and other receivables. For the years ended December 31, 2005, 2004 and 2003, we charged $3.3 million, $3.5 million and $2.2 million, respectively, to bad debt expense.

Inventory

Inventory consists of new and used manufactured homes held for sale, related to our former dealerships, including costs and materials associated with preparing the units for sale. We value inventory at the lower of cost, based on specific identification, or market value. At December 31, 2005, only two homes were remaining in inventory from our dealerships. Manufactured homes, other than those held in inventory, are classified in our consolidated balance sheets under the caption of rental and other property, net. These homes are held for both sales and rental purposes.

Loan Origination Costs

We capitalize loan origination costs associated with financing of our communities. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the repayment term of the loans. We amortized $7.3 million, $5.7 million and $3.2 million of loan origination costs for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in interest expense. Accumulated amortization was $13.1 million and $6.1 million as of December 31, 2005 and 2004, respectively.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the tangible assets acquired and liabilities assumed in a reorganization completed on May 2, 2002. We periodically assess and adjust the value of our goodwill based on the estimated fair value of our net assets as compared to their net book value and the market value of our equity. During 2005, approximately $6.5 million of goodwill was assigned to the 38 communities designated as assets held for sale, based on their relative asset value. Subsequent to an announcement on September 21, 2005 that the Company was making changes in senior management, eliminating the dividend on its common stock, and planning the sale of certain communities, the market value of our common stock declined. As a result, and because the estimated fair value of our tangible net assets was above the market value of our equity, we recorded a goodwill impairment charge of $78.8 million. For the year ended December 31, 2004, we recorded a goodwill impairment charge of $863,000 related to our insurance business.

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

Future amortization of lease intangibles and customer relationship intangible assets are as follows (in thousands):

2006	$5,815
2007	3,536
2008	2,695
2009	17
Total	$12,063

Accumulated amortization was $17.9 million and $12.3 million at December 31, 2005 and 2004, respectively.

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

Prepaid Expenses and Other Assets

Included in prepaid expenses and other assets are prepaid insurance and other prepaid expenses, as well as earnest money deposits which are treated as deposits until the underlying transactions are complete. Prepaid expenses and other assets also included assets of $0.6 million and $1.2 million as of December 31, 2005 and 2004, respectively, related to the market value of our swap agreements.

Revenue Recognition

We recognize rental income on homesites and homes and utility income when earned and due from residents. Leases entered into by tenants for the rental of a site are generally month-to-month and are renewable by mutual agreement of the resident and us or, in some cases, as provided by statute. Leases entered into by home renters are generally one year in duration and are renewable by mutual agreement between the home renter and us. We defer rent received in advance and recognize it in income when earned. Rents received under our lease-to-own programs are accounted for as operating lease revenue since the agreements are cancelable at any time. Utility income is recovered from residents to offset utility expenses incurred by the communities.

We recognize revenues from manufactured home sales when we receive the down payment, the buyer arranges financing, we transfer title, possession and other attributes of ownership to the buyer, and we have no further obligations to perform significant additional activities.

Interest and Internal Cost Capitalization

We capitalize our interest costs (using our average cost of borrowings) and internal costs (using actual time spent and related costs) on development of long-lived assets from the date we begin substantive activities through the date we place such assets into service in accordance with SFAS No. 34, Capitalization of Interest and SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, respectively. The long-lived assets on which we capitalize interest include general construction activities in our communities, manufactured homes and, in the case of the communities acquired in the Hometown acquisition, the cost of the vacant homesites we acquired on which we are making improvements and placing a manufactured home for rent or sale. We capitalized $0.4 million and $3.9 million in interest and internal costs during 2005 and 2004, respectively. No significant interest or internal costs were capitalized during 2003.

Income Taxes

In 2005 and prior years, we operated in a manner intended to enable us to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which it distributes to its stockholders. As a result of the unfavorable tax treatment of capital gains related to our community sales, on March 2, 2006, our Board of Directors decided to revoke our election as a REIT for U. S. Federal income tax purposes beginning the year ended December 31, 2006. We have been in a taxable loss position since our inception and as a result we have substantial net operating loss carry-forwards to offset the capital gains from these community sales. We expect to establish a tax provision under the rules set forth in SFAS No. 109 beginning on January 1, 2006.

Fair Value of Financial Instruments

The fair value of our debt was approximately $1,176.4 million and $971.4 million at December 31, 2005 and 2004, respectively. The fair value of our other financial instruments approximates their carrying value at December 31, 2005 and 2004.

Interest Rate Caps and Swaps

We use derivative financial instruments for the purpose of hedging exposures to fluctuations in interest rates. As required under the guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we record all of our derivative instruments in the Consolidated Balance Sheets at fair value. For a derivative designated as a cash flow hedge, we initially report the effective portion of the derivative’s gain or loss as a component of accumulated other comprehensive income and subsequently reclassify it into earnings when the forecasted transaction affects earnings. We report the ineffective portion of the gain or loss associated with a cash flow hedge in earnings immediately. During 2004, we entered into a $100 million interest rate swap agreement with an unrelated third party effectively fixing the interest rate on $100 million of our variable rate debt at 5.06%. The swap has been designated as a cash flow hedge under SFAS No. 133. At December 31, 2005 and 2004, $0.6 million and $1.2 million, respectively, of unrealized gain related to this derivative instrument has been recorded in accumulated other comprehensive income on the accompanying balance sheet. The swap agreement expired on March 1, 2006 and we do not intend to renew the agreement.

We further manage our exposure to interest rate risk through the use of interest rate caps which protect us from movements in interest rates above specified levels. We immediately recognize in earnings the change in the fair value of interest rate caps. For the years ended December 31, 2005, 2004 and 2003, we recorded charges in interest expense of $218,000, $241,000 and $115,000, respectively, related to the change in the fair value of our interest rate caps. At December 31, 2005 and 2004 the carrying value of our interest rate caps is $0 and $7,000, respectively.

Convertible Debt

In August 2005, our Operating Partnership issued $96.6 million aggregate principal amount of senior notes which are exchangeable at an initial rate of 69.8812 shares of common stock per $1,000 principal amount of the notes and callable under certain circumstances. The notes are treated as a combined instrument and not bifurcated to separately account for any embedded derivative instruments principally because in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (i) the conversion feature is indexed to ARC’s common stock and would be classified in stockholders’ equity if it were a freestanding derivative and (ii) the put and call option features are clearly and closely related to the notes at fixed conversion amounts.

Accumulated Other Comprehensive Income

Amounts recorded in accumulated other comprehensive income as of December 31, 2005 represent unrecognized gains on our interest rate swap which qualifies as a cash flow hedge and will be marked to market over the life of the instrument. Our comprehensive losses for the years ended December 31, 2005 and 2004 were $195.4 million and $93.5 million, respectively. There were no unrecognized gains or losses related to our interest rate swaps during 2003, and therefore, our comprehensive loss for 2003 is equal to our net loss attributable to common shareholders as reported on the accompanying statements of operations.

Minority Interest

At December 31, 2005, minority interest consisted of 1,830,961 OP Units that were issued to various limited partners during the Reorganization and 705,688 PPUs issued on June 30, 2004 as part of our D.A.M. portfolio acquisition (see Note 3). Each OP Unit is paired with 1.9268 shares of our special voting stock (each a “Paired Equity Unit”) and is redeemable for cash or at our election, into one share of our common stock.

Stock Grants

In April 2005, the ARC board of directors approved an award of 80,000 shares of common stock to Scott D. Jackson, the Company’s former Chief Executive Officer, under the Company’s 2003 equity incentive plan. Pursuant to the terms of the grant, 20,000 shares vested immediately and the remaining 60,000 shares were forfeited upon Mr. Jackson’s resignation from the Company in December 2005.

We have included a charge of $10.1 million in general and administrative expense for the year ended December 31, 2004 representing the value of 530,000 common shares we granted at February 18, 2004 under our 2003 equity incentive plan that vested at the date of grant. We valued the shares at $19.00 per share, the price at which we sold shares in the IPO (see Note 2). In addition, we granted 95,000 shares of restricted common stock that vest over five years. In June 2004, 42,500 of these restricted shares were forfeited. In October 2004, an additional 37,500 shares of restricted stock were forfeited. During the year ended December 31, 2005, 3,000 of these shares vested. We have recorded the unvested portion of the remaining 12,000 outstanding restricted shares as unearned compensation on the balance sheet and are amortizing the balance ratably over the vesting period. All shares, vested and unvested, are entitled to receive dividends and to vote unless forfeited.

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

Warrants

On August 9, 2000, we issued 1,250,000 warrants, each giving its holder the right to purchase one share of our common stock at an exercise price of $11.70 per share. On January 23, 2004, in preparation for the IPO, we affected a 0.519-for-1 reverse split of our common stock. Subsequent to this, we have declared cash dividends and paid stock compensation to our non-management directors. As a result, the exercise price per share under the outstanding warrants has been adjusted to $18.10 and the total number of shares of our common stock issuable upon exercise of all warrants was adjusted to 807,833 as of December 31, 2005. Since the closing price of our common stock was $9.53 as of December 31, 2005, significantly below the warrant exercise price of $18.10, we have recorded no liability related to the warrants as of December 31, 2005. The warrants expire if not exercised prior to 5:00 PM, New York City time, on July 23, 2010.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment”. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We adopted SFAS 123R effective January 1, 2006 utilizing the prospective method. SFAS 123R covers a wide range of share-based compensation arrangements including options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Since we currently do not issue stock options and have insignificant issuances of restricted and unrestricted stock as compensation, we do not expect the adoption of adopting SFAS 123R to have a material impact upon our financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We have evaluated SAB 107 and have incorporated it as part of our adoption of SFAS 123R.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. As our only partnership entities are consolidated, the adoption of EITF 04-5 is not expected to have an impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The new standard changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all such voluntary changes. The previous accounting required that most changes in accounting principle be recognized in net earnings by including a cumulative effect of the change in the period of the change. SFAS 154, which is effective for fiscal years beginning after December 15, 2005, requires retroactive application to prior periods’ consolidated financial statements. Adoption of SFAS 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to our beginning retained earnings. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. We are currently evaluating the impact, if any, that SFAS 155 will have on our financial position, results of operations or cash flows.

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

On February 18, 2004 and subsequent dates thereafter, we acquired 90 manufactured home communities from Hometown. The 90 acquired communities are located in 24 states and include 26,406 homesites. The total purchase price for all the communities we acquired consisted of the following (in thousands).

Cash purchase price	$522,131
Debt assumed in connection with the acquisition	93,139
Total purchase price	$615,270

Our purchase price allocation is (in thousands):

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

D. A. M. Portfolio Acquisition

On June 30, 2004, we acquired 36 manufactured home communities from D.A.M. MASTER ENTITY, L.P. The communities are located in 3 states and include 3,573 homesites. The total purchase price (including the costs of manufactured homes) was approximately $65.5 million including assumed indebtedness with a fair value of $29.7 million. In addition to cash and the assumption of debt, this acquisition was funded through the issuance by the Operating Partnership of new Series “B”, “C” and “D” Partnership Preferred Units (“PPUs”), for proceeds totaling $33.1 million. All of the “B” series PPUs totaling $7.5 million were redeemed in 2005 for cash of $2.5 million and notes payable of $5.0 million. All of the “D” series PPUs totaling $8.0 million were redeemed for cash in 2004 (see Note 3 for further discussion of the PPUs). Our purchase price allocation is (in thousands):

Land	$9,225
Rental and other property	55,501
Manufactured homes	803
Customer relationships	52
Other assets	375
Other liabilities	(453)
Total purchase price allocation	$65,503

We have prepared the following unaudited pro forma income statement information as if the Hometown and D.A.M. acquisitions had occurred on January 1, 2004. The 2005 actual data is for comparison purposes only. The pro forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisitions on January 1, 2004 (in thousands).

	Year Ended December 31,
	2005	2004	2003
	Actual	Pro-Forma	Pro-Forma
Revenue	$254,513	$216,719	$226,259
Total expenses	438,305	304,160	268,852
Interest income	(2,267)	(1,661)	(1,832)
Loss from continuing operations before
allocation to minority interest	(181,525)	(85,780)	(40,761)
Minority interest	7,333	5,538	5,899
Loss from continuing operations	(174,192)	(80,242)	(34,862)
Discontinued operations	(10,281)	(4,244)	7,755
Net loss	$(184,473)	$(84,486)	$(27,107)
Net loss attributable to common stockholders	$(194,785)	$(93,452)	$(27,107)
Basic loss per share attributable to common
stockholders	$(4.76)	$(2.46)	$(1.60)
Diluted loss per share attributable to common
stockholders	$(4.76)	$(2.46)	$(1.60)
Weighted average shares outstanding	40,896	37,967	16,973

Other Acquisitions

During the years ended December 31, 2005, 2004 and 2003 in addition to the Hometown and D.A.M. portfolio acquisitions, we acquired zero, six and three manufactured home communities, respectively, from unaffiliated third parties for approximately $16.5 million in cash and $3.8 million in assumed debt in 2004 and $6.5 million in cash and $4.3 million in assumed debt in 2003. We accounted for these acquisitions utilizing the purchase method of accounting and, accordingly, we have allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. We allocated the majority of the purchase price to the rental property and intangible assets, including customer relationships and leases intangibles.

We have not presented pro forma results of operations for the years ended December 31, 2005, 2004 and 2003 as if these other acquisitions were made on the first day of the year, as the effects of these other acquisitions are not material to our financial position, results of operations or cash flows for these periods.

The table below summarizes all of our manufactured home community acquisitions for the period from January 1, 2003 through December 31, 2005.

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

3. Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions

Common Stock

On January 23, 2004 our stockholders approved a reverse stock split by which all of our stockholders received 0.519 shares of common stock for every share of common stock they previously owned. As a result, we restated all historical share, warrant and per share data to give effect to this reverse stock split.

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

In connection with our IPO, 314,634 Operating Partnership Units (“OP Units”) were converted into common stock. From time to time we intend to issue shares of our common stock in exchange for operating partnership units, or OP Units, tendered to our Operating Partnership for redemption in accordance with the provisions of their respective agreements. At December 31, 2005, there were 1,830,961 OP Units that were owned by non-affiliated limited partners. OP Units are convertible into common stock at an exchange ratio of one share for each OP Unit. During 2005, we issued approximately 71,100 shares of our common stock to redeem OP units.

Also in connection with our IPO, we granted 530,000 common shares under our 2003 equity incentive plan that vested at the date of grant. We valued the shares at $19.00 per share, the price at which we sold shares in the IPO (see Note 2). In addition, we granted 95,000 shares of restricted common stock that vest over five years. In June 2004, 42,500 of these restricted shares were forfeited. In October 2004, an additional 37,500 shares of restricted stock were forfeited. During the year ended December 31, 2005, 3,000 of these shares vested. We have recorded the unvested portion of the remaining 12,000 outstanding restricted shares as unearned compensation on the balance sheet and are amortizing the balance ratably over the vesting period.

In April 2005, the ARC board of directors approved an award of 80,000 shares of common stock to Scott D. Jackson, the Company’s former Chief Executive Officer, under the Company’s 2003 equity incentive plan. Pursuant to the terms of the grant, 20,000 shares vested immediately and the remaining 60,000 shares were forfeited upon Mr. Jackson’s resignation from the Company in December 2005.

As of December 31, 2005, the Company has outstanding warrants to certain shareholders authorizing the purchase of up to 807,833 shares of common stock at $18.10 per share, as adjusted for common stock issued and dividends paid. The warrants expire on July 23, 2010. To date, no warrants have been exercised.

During 2005 and 2004, we granted approximately 5,500 and 2,000 common shares, respectively, to independent members of our board of directors for service rendered to the Company during the periods.

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

Dividends

On December 14, 2005, we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. This dividend was paid January 30, 2006 to shareholders of record on January 13, 2006. As of December 31, 2005, we had accrued $1.7 million of the preferred stock dividend, representing the portion of the dividend earned by preferred shareholders through that date.

On September 21, 2005, we elected to eliminate the quarterly dividend to our common stockholders and OP unitholders. Also on September 21, 2005, we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. This dividend was paid October 30, 2005 to shareholders of record on October 15, 2005.

On May 23, 2005, we declared a quarterly dividend of $0.1875 per share of common stock and OP Unit. We paid the total common stock dividend and OP Unit distribution of $8.1 million on July 15, 2005 to shareholders and unitholders of record on June 30, 2005. In addition, on May 23, 2005 we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. This dividend was paid July 29, 2005 to shareholders of record on July 15, 2005.

On March 16, 2005, we declared a quarterly dividend of $0.3125 per share of common stock and OP Unit. We paid the total common stock dividend and OP Unit distribution of $13.5 million on April 15, 2005 to shareholders and unitholders of record on March 31, 2005. In addition, on March 16, 2005 we declared a dividend of $0.5156 on each share of our Series A Cumulative Redeemable Preferred Stock. We paid the preferred stock dividend of $2.6 million on April 29, 2005 to shareholders of record on April 15, 2005.

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

Minority Interest

At December 31, 2005, minority interest consisted of 1,830,961 OP Units that were issued to various limited partners and 705,688 PPUs issued on June 30, 2004 as part of the D.A.M. portfolio acquisition (Note 3). Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a “Paired Equity Unit”) which allows each OP Unit holder to vote on matters as if it were a share of our common stock. Each OP Unit is redeemable for cash, or at our election, one share of our common stock. During 2005, we repurchased 501,459 OP Units for cash of approximately $6.4 million and redeemed 71,108 OP Units for an equal number of shares of our common stock valued at $0.7 million. In 2004, we repurchased 8,025 OP Units for cash of approximately $125,000.

According to the terms of the Series “B” PPUs, in July 2005 the unitholders requested redemption of their 300,000 units, and the Operating Partnership elected to repurchase them for approximately $2.5 million in cash and notes payable totaling approximately $5.0 million. The PPUs outstanding as of December 31, 2005 consist only of 705,688 Series “C” units.

The Series “C” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series “C” PPUs can be redeemed for cash after December 31, 2006 at the option of the Operating Partnership. Series “C” PPU holders can request redemption of their units after the two and a half year anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock or with cash and a note payable, at the general partner’s option. As of December 31, 2005, we had accrued $183,773 of the Series ”C” PPU preferred distribution, representing the portion of the preferred distribution earned by Series ”C” preferred unitholders through that date.

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

4.  Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	December 31,
	2005	2004
Land	$195,772	$195,390
Improvements to land and buildings	1,200,735	1,176,441
Rental homes and improvements	261,546	179,656
Furniture, equipment and vehicles	16,102	11,843
Subtotal	1,674,155	1,563,330
Less accumulated depreciation
On improvements to land and buildings	(166,677)	(117,088)
On rental homes and improvements	(37,085)	(25,076)
On furniture, equipment and vehicles	(7,302)	(5,030)
Rental and other property, net	$1,463,091	$1,416,136

Land improvements and buildings comprise primarily infrastructure, roads and common area amenities.

5.  Notes Payable

The following table sets forth certain information regarding our debt in thousands:

	December 31,
	2005	2004
Senior fixed rate mortgage due 2009, 5.05% per annum	$89,512	$90,837
Senior fixed rate mortgage due 2012, 7.35% per annum	288,622	291,648
Senior fixed rate mortgage due 2014, 5.53% per annum	196,270	198,908
Senior variable rate mortgage due 2007, one-month LIBOR plus 3.00% per annum (7.39% at December 31, 2005)	130,595	140,997
Various individual fixed rate mortgages due 2006 through 2031, averaging 7.25% per annum	150,104	152,451
Revolving credit mortgage facility due 2006, one-month LIBOR plus 2.75% per annum (7.14% at December 31, 2005)	58,764	51,000
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (8.00% at December 31, 2005)	14,368	26,494
Trust preferred securities due 2035, three-month LIBOR plus 3.25% per annum (7.79% at December 31, 2005)	25,780	—
Consumer finance facility due 2008, one-month LIBOR plus 3.00% per annum (7.39% at December 31, 2005)	18,607	—
Lease receivable facility due 2008, one-month LIBOR plus 4.125% per annum (8.52% at December 31, 2005)	77,500	—
Senior exchangeable notes due 2025, 7.50% per annum	96,600	—
D.A.M. PPU notes payable due 2006, 7.00% per annum	4,999	—
Other loans	1,277	1,047
	$1,152,998	$953,381

The fair value of debt outstanding as of December 31, 2005 and 2004 was approximately $1,176.4 million and $971.4 million, respectively.

Senior Fixed Rate Mortgage Due 2009

We entered into the Senior Fixed Rate Mortgage due 2009 on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 26 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2009 bears interest at a fixed rate of 5.05%, is being amortized based on a 30-year amortization schedule and matures on March 1, 2009. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2009 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2012

We entered into the Senior Fixed Rate Mortgage due 2012 on May 2, 2002. It is an obligation of certain of our special purpose real property subsidiaries and is collateralized by 99 manufactured home communities. The Senior Fixed Rate Mortgage due 2012 bears interest at a fixed rate of 7.35% per annum, is amortized based on a 30-year schedule and matures on May 1, 2012. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2012 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2014

We entered into the Senior Fixed Rate Mortgage due 2014 on February 18, 2004 in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 43 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2014 bears interest at a fixed rate of 5.53% per annum, is amortized based on a 30-year schedule and matures on March 1, 2014. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2014 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Variable Rate Mortgage Due 2007

We entered into the Senior Variable Rate Mortgage due 2007 on February 18, 2004 in connection with the completion of our IPO and the Hometown acquisition. It is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 32 manufactured home communities owned by these subsidiaries. The Senior Variable Rate Mortgage due 2007 bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR rate (7.39% at December 31, 2005). On February 10, 2006, we extended the due date to February 11, 2007. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage due 2007 for two additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375% of the outstanding principal balance, respectively. We purchased interest rate caps to limit our interest costs in the event of increases in the one-month LIBOR above 5.00%, and intend to purchase such caps for any extensions, as applicable. We will incur an exit fee equal to 0.50% of the loan amount payable upon any repayment of the principal amount of the loan. The exit fee will be subject to reduction by an amount equal to 0.50% of the principal amount of any first mortgage loans provided by the lenders to refinance the Senior Variable Rate Mortgage due 2007. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. We may repay the Senior Variable Rate Mortgage due 2007 subject to a prepayment penalty calculated as the product of 0.25%, the number of payment dates remaining to maturity and the amount being repaid for prepayments made in months one through twelve. Prepayments made in months 13 to 24 are subject to a 1% fee of amounts repaid.

Various Individual Fixed Rate Mortgages

We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition as follows:

a)               Mortgages assumed as part of individual property purchases. These notes total approximately $45.9 million at December 31, 2005, mature from 2006 through 2028 and have an average effective interest rate of 7.42%. These mortgages are secured by 15 specific manufactured home communities.

b)              Mortgages assumed in conjunction with the Hometown acquisition. These notes total approximately $75.7 million, mature from 2006 through 2031 and carry an average effective interest rate of 7.17%. These mortgages are secured by 15 specific manufactured home communities and subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage.

c)               Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $28.6 million, mature in 2008 and carry an average effective annual interest rate of 7.18%. These mortgages are secured by 24 specific manufactured home communities.

Revolving Credit Mortgage Facility

In September 2004, we obtained a Revolving Credit Mortgage Facility for borrowings of up to $85.0 million. This facility is an obligation of a subsidiary of the Operating Partnership and is secured by 23 communities. Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements related to the value and cash flow of the communities securing the loan ($58.8 million as of December 31, 2005). The Revolving Credit Mortgage Facility bears interest at the one month LIBOR plus 2.75% (7.14% at December 31, 2005) and has a term of one year. We incurred a commitment fee of 0.5% at the closing of the facility and will pay origination fees of 0.5% with each advance. The facility contains no significant financial covenants.

Floorplan Lines of Credit

On November 11, 2005, we amended our floorplan line of credit to provide borrowings of up to $35.0 million, secured by manufactured homes in inventory. Under the amended lines of credit, the lender will advance 75% of the cost of manufactured homes. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the amended lines of credit will bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 8.00% at December 31, 2005), based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The amended lines of credit require us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $425.0 million from September 30, 2005 through December 31, 2006, and $385.0 million from January 1, 2007 through September 13, 2007, the due date of the line. We are in compliance with all financial covenants of the line of credit as of December 31, 2005. The line of credit is subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

Trust Preferred Securities Due 2035

On March 15, 2005, the Company issued $25.8 million in unsecured trust preferred securities. The $25.8 million trust preferred securities bear interest at three-month LIBOR plus 3.25% (7.79% at December 31, 2005). Interest on the securities is paid on the 30th of March, June, September and December of each year. The Company may redeem these securities on or after March 30, 2010 in whole or in part at principal amount plus accrued interest. The securities are mandatorily redeemable on March 15, 2035 if not redeemed sooner.

Consumer Finance Facility

We entered into the Retail Home Sales and Consumer Finance Debt Facility (the “Consumer Finance Facility”) on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition and amended it in April 2005 in connection with entering into a two-year, $75.0 million secured revolving lease receivables credit facility (see Lease Receivables Facility below). The Consumer Finance Facility has a total commitment of $125.0 million and a term of four years. This facility is an obligation of a subsidiary of our Operating Partnership, and borrowings under this facility are secured by manufactured housing conditional sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility ($18.6 million as of December 31, 2005). The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR (7.39% at December 31, 2005). During the quarter, we paid a commitment fee of 1.00% on the original committed amount and 0.75% of the amended committed amount and will pay additional annual commitment fees payable on each anniversary of the closing. Advances under the facility are subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

The Consumer Finance Facility was amended for financial covenants in October 2005. The amended line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $425.0 million from September 30, 2005 through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of December 31, 2005 with all financial covenants under the amended line of credit.

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

Lease Receivables Facility

On April 6, 2005, the Company entered into a two-year, $75.0 million secured revolving credit facility (the “Lease Receivables Facility”) with Merrill Lynch Mortgage Capital Inc. to be used to finance the purchase of manufactured homes and for general corporate purposes. In October 2005, we amended our lease receivables facility to increase the size of the facility from $75 million to $150 million. The amendment also (i) increased the limit on borrowings under the lease receivables facility from an amount equal to approximately 55% of the net book value of the eligible manufactured housing units owned by two of our indirect wholly owned subsidiaries, ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”) and located in ARC’s communities, to 65%, subject to certain other applicable borrowing base requirements, (ii) increased the interest rate on borrowings under the facility from 3.25% plus one-month LIBOR  to 4.125% plus one-month LIBOR (8.52% at December 31, 2005), and (iii) extended the maturity of the facility from March 31, 2007 to September 30, 2008.

The amended line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $425.0 million from September 30, 2005 through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of December 31, 2005 with all financial covenants under the amended line of credit. Borrowings under the Lease Receivables Facility are secured by an assignment of all lease receivables and rents, an assignment of the underlying manufactured homes and a pledge by ARCHC LLC and ARC Housing GP LLC of 100% of the outstanding equity in Housing. Interest is payable monthly.

Senior Exchangeable Notes Due 2025

In August 2005, our Operating Partnership issued $96.6 million aggregate principal amount of 7.50% senior exchangeable notes due 2025 to qualified institutional buyers in a private transaction. The notes are senior unsecured obligations of the OP and are exchangeable, at the option of the holders, into shares of ARC common stock at an initial exchange rate of 69.8812 shares per $1,000 principal amount of the notes (equal to an initial exchange price of approximately $14.31 per share), subject to adjustment and, in the event of specified corporate transactions involving ARC or the OP, an additional make-whole premium. Upon exchange, the OP shall have the option to deliver, in lieu of shares of ARC common stock, cash or a combination of cash and shares of ARC common stock.

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

D.A.M. PPU Notes Payable Due 2006

According to the terms of the Series “B” PPUs, in July 2005 the Series “B” PPU holders requested redemption of their units, and the Operating Partnership elected to repurchase them for approximately $2.5 million in cash and notes payable totaling approximately $5.0 million. A principal payment of approximately $2.5 million plus interest accrued at 7.00% was made on January 18, 2006 and the final payment of approximately $2.5 million plus interest accrued at 7.00% is due on July 18, 2006.

The aggregate amount of annual principal maturities subsequent to December 31, 2005 is as follows (in thousands):

	Fixed Rate	Variable Rate	Total
2006	$26,962	$58,765	$85,726
2007(1)	10,254	144,963	155,217
2008	54,352	96,107	150,459
2009	104,869	—	104,869
2010	13,373	—	13,373
Thereafter	612,070	25,780	637,850
Commitments	821,880	325,614	1,147,494
Unamortized premium related to indebtedness assumed in Hometown and DAM acquisitions	5,504	—	5,504
	$827,384	$325,614	$1,152,998

(1)          In February 2006, the $130.6 million senior variable rate mortgage due 2007 was extended to February 2007 and may be extended for two additional 12-month periods at our option and subject to certain conditions.

6. Loss per share

The following reflects the calculation of loss per share on a basic and diluted basis (in thousands, except per share information):

	Year Ended December 31,
	2005	2004	2003
Loss per share from continuing operations:
Loss from continuing operations	$(174,192)	$(80,597)	$(38,110)
Preferred stock dividends	(10,312)	(8,966)	—
Net loss from continuing operations	$(184,504)	$(89,563)	$(38,110)
Weighted average share information:
Common shares outstanding	40,896	37,967	16,973
Basic loss per share from continuing operations	$(4.51)	$(2.36)	$(2.25)
Diluted loss per share from continuing operations	$(4.51)	$(2.36)	$(2.25)
Income (loss) per share from discontinued operations:
Income (loss) from discontinued operations	$(10,059)	$3,162	$950
Loss on sale of discontinued operations	(678)	(8,549)	3,333
Minority interest in discontinued operations	456	291	(593)
Net income (loss) from discontinued operations	$(10,281)	$(5,096)	$3,690
Basic income (loss) per share from discontinued operations	$(0.25)	$(0.13)	$0.22
Diluted income (loss) per share from discontinued operations	$(0.25)	$(0.13)	$0.22
Loss per share to common stockholders:
Net loss to common stockholders	$(194,785)	$(94,659)	$(34,420)
Basic loss per share to common stockholders	$(4.76)	$(2.49)	$(2.03)
Diluted loss per share to common stockholders	$(4.76)	$(2.49)	$(2.03)
Equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
OP Units	2,163	2,446	2,726
PPUs	2,280	886	—
Restricted stock	49	55	—
Total	4,492	3,387	2,726

7. Property Operations Expense

During the years ended December 31, 2005, 2004 and 2003, we incurred property operations expenses as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Utilities and telephone	$28,949	$24,095	$15,174
Salaries and benefits	23,768	19,517	10,815
Repairs and maintenance	11,740	12,203	6,453
Insurance	3,117	3,586	2,102
Bad debt expense	2,645	3,323	2,103
Professional services	1,522	1,506	666
Office supplies	1,130	796	486
Advertising	614	1,067	885
Other operating expense	2,962	2,231	2,011
	$76,447	$68,324	$40,695

8. Retail Home Sales, Finance, Insurance and Other Operations Expenses

During the years ended December 31, 2005, 2004 and 2003, we incurred retail home sales, finance, insurance and other operations expenses as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Utilities and telephone	$243	$79	$320
Salaries and benefits	8,110	2,310	4,469
Repairs and maintenance	566	354	801
Insurance	446	187	179
Bad debt expense	690	188	95
Professional services	1,209	736	289
Advertising	3,569	3,632	433
Other operating expense	683	701	622
	$15,516	$8,187	$7,208

9. General and Administrative Expense

During the years ended December 31, 2005, 2004 and 2003, we incurred general and administrative expenses as follows (in thousands).

	Year Ended December 31,
	2005	2004	2003
Salaries and benefits(a)	$15,018	$21,087	$9,365
Travel	2,280	2,140	1,712
Professional services(b)	5,962	2,580	2,205
Telephone	521	285	202
Office supplies	558	646	267
Insurance	832	1,012	384
Rent(c)	356	379	1,715
Other administrative expense	2,107	1,243	1,151
	$27,634	$29,372	$17,001

(a)           Salaries and benefits in 2004 include $10.2 million of one time expense related to stock granted to employees in our IPO. Salaries and benefits in 2005 include severance costs of $2.9 million.

(b)          Professional fees in 2005 increased primarily due compliance with The Sarbanes/Oxley Act of 2002.

(c)           Rent in 2003 includes $0.9 million of one-time expenses related to vacating unused corporate office space.

10. Discontinued Operations

In the third quarter of 2005, the board of directors authorized the sale of up to 79 communities. These communities were accordingly reclassified to discontinued operations. In the fourth quarter of 2005, Company management determined that only 38 of the 79 communities would be held for sale, and that 41 of the 79 communities would be reclassified to continuing operations. In connection with these determinations, we recast all prior period results to reflect the 38 communities as discontinued operations. Upon classification of the 38 communities as discontinued operations, we performed an analysis of their fair market value as compared to their book value and recorded real estate and retail home asset impairments of approximately $10.3 million. This charge is reflected in the loss from discontinued operations in 2005. Subsequent to December 31, 2005, we closed on certain of the sales contracts that were consummated as a result of the auction (see Note 18).

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

In July 2004, we entered into a real estate auction agreement to sell 12 communities comprising 2,933 homesites. In addition to the 12 communities, as part of the auction, the Company also contracted to sell two parcels of undeveloped commercial land located adjacent to one of its communities in Colorado. The auction was held in September 2004. These sales, other than the sale of one of the 12 properties, closed during the fourth quarter of 2004, resulting in net proceeds to the Company of $21.6 million after selling commissions, sales expenses and the repayment of approximately $6.0 million of associated debt. The remaining community continues to be held for sale and was classified as discontinued operations as of December 31, 2004 and September 30, 2005, based on the Company's intent to sell this community during 2005.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities designated as held for sale prior to December 31, 2005 that had not closed as of December 31, 2005 have been classified as discontinued operations as of December 31, 2005 and 2004. We have included $122.3 million and $180.1 million of net assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively, and $50.0 million and $79.4 million, respectively, of mortgage notes payable and other obligations related to these communities as liabilities related to assets held for sale. In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying statements of operations for the years ended December 31, 2005, 2004 and 2003 and recorded a loss of $0.7 million and $8.5 million, respectively, related to the sale of the discontinued operations for the years ended December 31, 2005 and 2004 in connection with these sales. Also, at December 31, 2005, we evaluated the carrying amount of the 38 communities held for sale based on estimated sales proceeds to be received upon the sale of the homes during 2006. As a result of this valuation, we recorded an impairment charge of $10.3 million as the carrying value of these communities exceeded the estimated proceeds to be received.

The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	December 31,
	2005	2004
Assets Held for Sale
Rental and other property, net	$121,774	$177,622
Tenant, notes and other receivables, net	662	944
Loan origination costs	752	918
Goodwill	6,481	6,481
Lease intangibles and customer relationships, net	1,102	2,084
Prepaid expenses and other assets	364	355
Reserve for loss on sales of communities	(8,850)	(8,275)
	$122,285	$180,129
Liabilities Related to Assets Held for Sale
Notes payable	$48,192	$77,170
Accounts payable and accrued expenses	563	978
Tenant deposits and other liabilities	1,252	1,297
	$50,007	$79,445

	Year Ended December 31,
	2005	2004	2003
Statement of Operations
Revenue	$26,499	$32,041	$17,609
Operating expenses	(26,304)	(28,879)	(16,659)
Asset impairment charges	(10,254)	—	—
Income (loss) from discontinued operations	$(10,059)	$3,162	$950

11. Asset Impairments

Retail Home Sales Asset Impairment Expense

At the time of our Reorganization, our retail home sales subsidiary was engaged in the retail sale of manufactured homes to third parties through 19 separate, stand-alone retail dealership locations in five states. Due to significant changes in the industry, particularly the shortage of consumer financing to support sales of manufactured homes, in late 2002 we began redirecting our retail home sales subsidiary’s sales efforts away from a retail dealership presence and into an in-community presence focused exclusively on sales of homes in our communities. During March 2003 we ceased operations at one of our stand-alone retail dealership locations and during June 2003 we sold two of our retail locations recording minor charges to write down fixed assets to fair value.

As of July 1, 2003 we operated the remaining 16 separate, stand-alone dealership retail locations in five states. During the six months ended December 31, 2003 we substantially completed the redirection of our retail home sales subsidiary’s sales efforts away from a retail dealership presence by selling twelve of our retail dealerships, ceasing operations in the remaining four retail dealerships and focusing entirely on in-community retail home sales activities in nearby communities owned by us. In accordance with the terms we have with the buyers of the retail dealerships, we will continue to obtain certain benefits they receive from their inventory purchases and we expect they will continue to refer new residents to our communities. With respect to five of the twelve stand-alone retail dealerships we sold, we will continue to hold and finance inventory at their retail dealership. With respect to the four retail dealerships we closed, we have relocated inventory to nearby manufactured home communities we own.

In connection with these activities, we recorded a charge of $1.4 million in the third quarter of 2003 to write off fixed assets net of sales proceeds of $1.3 million and to record the cost of remaining lease obligations at the retail dealerships we closed in the third quarter.

Real Estate Asset Impairment

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate long-lived assets based on estimated future undiscounted net cash flows whenever significant events or changes in circumstances occur that indicate the carrying amount of those assets may not be recoverable. If that evaluation indicates that impairment has occurred, a charge is recognized to the extent the carrying amount exceeds the discounted cash flows or fair values of the asset, whichever is more readily determinable.

At December 31, 2005, we evaluated the carrying amount of our communities for potential impairment based on estimated future cash flows to be received from the operation of these communities over the average useful life of the assets. As a result of this valuation, during 2005, we recorded an impairment charge to our community portfolio of $21.8 million as the carrying value of these communities exceeded the estimated future cash flows to be received.

At December 31, 2004, we evaluated the carrying amount of older vacant mobile homes for potential impairment based on estimated sales proceeds to be received upon the sale of the homes during 2005. As a result of this valuation, we recorded an impairment charge to older vacant mobile homes in our rental home portfolio of $2.9 million as the carrying value of these homes exceeded the estimated proceeds to be received. We also recorded approximately $0.5 million of impairment charges related to three communities whose estimated fair value was less than their carrying values.

12. Goodwill Impairment

We periodically assess and adjust the value of our goodwill based on the estimated fair value of our net assets as compared to their net book value and the market value of our equity. During the third quarter of 2005, approximately $6.5 million of goodwill was assigned to the 38 communities designated as assets held for sale, based on their relative asset value. Subsequent to an announcement on September 21, 2005, that ARC was making changes in senior management, eliminating the dividend on its common stock, and planning the sale of 79 communities, the market value of ARC’s common stock declined. As a result, and because the estimated fair value of our tangible net assets was above the market value of our equity at December 31, 2005, we recorded an impairment charge of $78.8 million for the year ended December 31, 2005,  to write off our remaining goodwill.

At December 31, 2004, we evaluated our goodwill for potential impairment using capitalization rates and multiples of earnings to value the real estate and insurance reporting units. As a result of these valuations, we recorded an impairment of goodwill in the insurance business of $863,000. The impairment for the insurance business was necessary due to the negative growth projections for the business product.

We realized no impairment loss for the year ended December 31, 2003.

13. Employee Savings Plan

We provide our employees a qualified retirement savings plan (“Plan”) designed to qualify under Section 401 of the Internal Revenue Code. The Plan allows our employees and employees of our subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. The Plan does not provide for matching contributions to be made by us to employee accounts.

14. Commitments and Contingencies

We lease office space and various pieces of office equipment under non-cancelable operating leases. These leases have expiration dates beginning in 2006 through July 2009. Minimum future lease and sublease payments under operating leases as of December 31, 2005 are as follows (in thousands):

2006	$537
2007	446
2008	333
2009	66
Total	$1,382

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

15. Related Party Transactions

During 2005, 2004 and 2003, one of our subsidiaries provided accounting services to six communities that are controlled by our former Chief Executive Officer under two separate year-to-year asset management agreements for which we received $28,000, $27,000 and $29,000 in compensation in 2005, 2004 and 2003, respectively. Also, during 2005, 2004 and 2003 we billed these same companies controlled by our former Chief Executive Officer $238,000, $105,000 and $67,000 for property management expenses in accordance with those agreements. In addition, we lease an airplane hangar from a company controlled by our former Chief Executive Officer for which we paid $54,000, $53,000 and $53,000 in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, companies owned by our former Chief Executive Officer had insignificant balances due to or from the Company. Our subsidiary provided these accounting services only through March of 2006.

16. Quarterly Financial Information (Unaudited)

The following is quarterly financial information for the years ended December 31, 2005 and 2004 (in thousands except per share data):

	Quarter ended
	Mar 31	Jun 30	Sep 30	Dec 31
For the quarters ended 2005:
Total revenue	$59,174	$68,822	$66,021	$60,496
Total expenses	$73,455	$85,731	$189,766	$89,353
Net loss	$(15,872)	$(18,193)	$(126,929)	$(33,791)
Basic loss per share(a)	$(0.39)	$(0.45)	$(3.10)	$(0.83)
Diluted loss per share(a)	$(0.39)	$(0.45)	$(3.10)	$(0.83)
For the quarters ended 2004:
Total revenue	$39,638	$50,646	$54,983	$59,183
Total expenses	$77,823	$57,150	$69,432	$87,815
Net loss	$(34,969)	$(7,126)	$(17,211)	$(35,353)
Basic loss per share(a)	$(1.20)	$(0.17)	$(0.42)	$(0.87)
Diluted loss per share(a)	$(1.20)	$(0.17)	$(0.42)	$(0.87)

(a)           Quarterly diluted loss per share amounts do not total to the annual amounts due to rounding and to changes in the number of shares of common stock outstanding.

17. Segment Information

We operate in three business segments—real estate, retail home sales, and finance and insurance. A summary of our business segments is shown below (in thousands).

	Year Ended December 31,
	2005	2004	2003
Total revenue
Real estate	$213,027	$189,529	$131,183
Retail home sales	39,711	14,294	21,965
Finance and insurance	1,775	627	—
	254,513	204,450	153,148
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	92,953	83,565	50,216
Retail home sales	51,303	24,004	23,832
Finance and insurance	4,186	1,534	1,999
	148,442	109,103	76,047
Net segment income(a)
Real estate	120,074	105,964	80,967
Retail home sales	(11,592)	(9,710)	(1,867)
Finance and insurance	(2,411)	(907)	(1,999)
	106,071	95,347	77,101
Property management expense	9,781	7,127	5,527
General and administrative expense	27,634	29,372	17,001
IPO related costs	—	4,417	—
Early termination of debt	—	16,685	—
Net consumer finance interest expense	525	1,319	—
Interest expense
Real estate	67,602	56,133	35,549
Retail home sales	2,224	722	536
Corporate and other	3,338	1,810	101
	73,164	58,665	58,898
Amortization expense	5,576	5,943	3,433
Depreciation expense
Real estate	72,117	55,208	35,549
Retail home sales	18	29	237
Finance and insurance	5	7	9
Corporate and other	438	124	717
	72,578	55,368	36,512
Real estate and retail home asset impairment	21,822	3,358	1,385
Goodwill impairment	78,783	863	—
Interest income	(2,267	(1,611)	(1,434)
Loss before allocation to minority interest	(181,525)	(86,159)	(44,221)
Minority interest	7,333	5,562	6,111
Loss from continuing operations	(174,192)	(80,597)	(38,110)
Income (loss) from discontinued operations	(10,059)	3,162	950
Gain (loss) on sale of discontinued operations	(678)	(8,549)	3,333
Minority interest in discontinued operations	456	291	(593)
Net loss	(184,473)	(85,693)	(34,420)
Preferred stock dividend	(10,312)	(8,966)	—
Net loss attributable to common stockholders	$(194,785)	$(94,659)	$(34,420)

	December 31,
	2005	2004
Identifiable assets
Real estate(b)	$1,642,225	$1,731,041
Retail home sales(b)	28,843	45,080
Finance and insurance	27,689	4,910
Corporate and other	29,724	31,971
	$1,728,481	$1,813,002
Notes payable
Real estate	$991,368	$925,840
Retail home sales	14,368	26,494
Finance and insurance	18,607	—
Corporate and other	128,655	1,047
	$1,152,998	$953,381

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

(b)          Manufactured homes are held in the real estate segment and sold to the retail homes sales segment at the fair market value prior to sale to third parties.

18. Subsequent Events

On February 10, 2006, we extended the due date of our Senior Variable Rate Mortgage due 2006 to February 11, 2007. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage due 2006 for two additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375% of the outstanding principal balance, respectively.

On December 15, 2005, the Company held an auction in which it offered 71 communities for sale. Following the auction, the Company entered into contracts to sell 30 of these communities and continues to market an additional eight communities for sale through private party transactions or through brokers. As of March 20, 2006, the Company has closed 26 of these transactions, including the sale of our Desert Palms community, comprising $33.2 million of cash proceeds net of related debt, defeasance and other closing costs of $34.2 million. The Company expects to close all the remaining sales transactions in 2006 and will continue to own and operate all these communities through the date of sale. There can be no assurance, however, that the Company will close any or all of these community sales, or, if they close, that they will close on the terms set forth in the contract with respect to each.

The Company currently contemplates that certain sales of these properties will result in gains for Federal income tax purposes. In certain circumstances, gains on sales of properties by companies taxed as a REIT may result in a Federal income tax liability equal to the amount of the gain for Federal income tax purposes (a 100% tax rate). The Company elected not to be taxed as a REIT for the year ending December 31, 2006.

At December 31, 2005, the Company has net operating loss carry-forwards for federal income tax purposes, subject to certain limitations, of approximately $365 million and $290 million for regular income tax and alternative minimum tax, respectively. These net operating loss carryforwards expire in 2018 through 2025. The net operating loss carry-forwards for regular Federal income tax purposes at December 31, 2005 are expected to offset any regular taxable earnings for the year ending December 31, 2006. The net operating loss carry-forwards for alternative minimum Federal income taxes are generally limited to offsetting 90% of the alternative minimum taxable earnings for a given year. Therefore, alternative minimum tax may be incurred by the Company as a result of this change in tax status.

Based on its estimated tax rate of 40%, the Company expects to record as of January 1, 2006, a deferred tax asset of approximately $150 million less a valuation reserve of approximately $70 million and deferred tax liabilities of approximately $80 million. The Company does not expect to record a material net deferred tax liability as a result of the implementation of SFAS 109 in connection with its change in tax status. The Company could also experience circumstances in the future that result in a non-cash income tax benefit based on the timing of recognition of the tax benefit of its operating losses carried forward from prior years. Under current IRS rules, the Company can elect to return to REIT status after five years. There can be no assurances that the tax laws and regulations will not change or that the Company will change its REIT election status in five years. The limitations set forth in the Company’s charter with respect to ownership of the Company’s outstanding equity securities no longer apply as a result of the Company’s decision to discontinue its status as a REIT.

On March 6, 2006, the board of directors declared a quarterly cash dividend of $0.515625 per share for its Series A Cumulative Redeemable Preferred Stock, and $0.39 per unit on the Series C Preferred Operating Partnership Units of Affordable Residential Communities LP. The dividends are payable on April 28, 2006 to shareholders of record on April 14, 2006. The Board reviews the payment of dividends on a quarterly basis.

AFFORDABLE RESIDENTIAL COMMUNITIES, INC.

REAL ESTATE AND RELATED DEPRECIATION
AS OF DECEMBER 31, 2005

(in thousands)

SCHEDULE III

			Initial Costs		Costs capitalized Subsequent to acquisition		Gross amounts at which carried at close of period
Community Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Acquisition
Aledo	Aledo, TX	2,238	390	2,210	—	1,356	390	3,566	3,956	831	Oct-99
Amber Village	Dallas, TX	2,500	600	2,923	—	1,898	600	4,821	5,421	652	Jul-02
Arlington Lakeside	Arlington, TX	3,307	667	3,774	11	2,219	678	5,993	6,672	417	Mar-04
Audora	Wichita, KS	198	73	775	—	81	73	856	929	192	Feb-97
Autumn Forest	Brown Summit, NC	1,786	692	2,606	12	—	703	2,606	3,309	325	Mar-04
Beaver Run	Linkwood, MD	599	226	1,362	—	79	226	1,441	1,667	75	Jun-04
Belaire	Pocatello, ID	2,060	566	3,464	—	—	566	3,464	4,030	553	Dec-99
Big Country	Cheyenne, WY	4,458	926	5,426	16	778	942	6,204	7,146	421	Feb-04
Birch Meadows	Wilton, NY	1,087	206	1,159	—	717	206	1,876	2,083	272	Feb-02
Birchwood Farms	Birch Run, MI	2,888	662	3,817	11	792	673	4,609	5,282	292	Feb-04
Blue Valley	Manhattan, KS	969	84	496	—	2,663	84	3,159	3,243	952	May-99
Bluebonnet Estates	Temple , TX	—	204	1,185	—	1,961	204	3,146	3,350	671	Jul-01
Breazeale	Laramie, WY	3,207	488	2,813	9	205	496	3,019	3,515	183	Feb-04
Brittany Place	Topeka, KS	850	243	1,449	—	575	243	2,024	2,267	282	Jul-97
Broadmore	Goshen, IN	5,750	1,297	7,777	23	2,207	1,319	9,983	11,303	672	Feb-04
Brookshire Village	House Springs, MO	2,102	657	4,015	—	1,127	657	5,142	5,799	520	Feb-03
Brookside	West Jordan, UT	3,109	795	4,505	—	970	795	5,475	6,270	832	Oct-01
Brookside Village	Berwick, PA	1,788	423	2,601	—	671	423	3,272	3,695	163	Jun-04
Brookside Village	Dallas, TX	6,356	1,674	8,592	28	2,604	1,702	11,196	12,898	774	Feb-04
Burntwood	Oklahoma City, OK	5,142	1,509	5,185	—	1,442	1,509	6,627	8,136	1,008	Oct-97
Bush Ranch	House Springs, MO	743	101	601	—	373	101	974	1,075	175	Jan-00
Camelot	Salt Lake City, UT	11,965	1,927	10,957	—	1,375	1,927	12,332	14,259	2,551	Aug-00
Carnes Crossing	Summerville, SC	10,000	1,979	11,550	—	2,486	1,979	14,036	16,015	882	Feb-04
Carriage Court Central	Orlando, FL	2,060	420	2,142	—	108	420	2,250	2,669	305	May-98
Carriage Court East	Orlando, FL	2,117	444	2,318	—	260	444	2,578	3,022	350	May-98
Carsons	Chambersburg, PA	919	231	1,391	—	183	231	1,574	1,804	78	Jun-04
Castle Acres	O’Fallon, IL	2,309	450	2,654	—	872	450	3,526	3,976	856	Oct-99
Castlewood Estates	Mableton, GA	—	1,001	5,889	18	1,450	1,018	7,340	8,358	454	Feb-04
Casual Estates	Liverpool, NY	8,425	1,742	10,529	31	5,027	1,773	15,555	17,328	945	Feb-04
Cedar Creek, KS	Salina, KS	733	223	2,754	—	484	223	3,238	3,461	701	Sep-98
Cedar Knoll	Waterloo, IA	3,928	940	5,330	16	558	956	5,888	6,845	366	Apr-04
Cedar Terrace	Cedar Rapids, IA	—	835	4,918	15	514	850	5,432	6,282	355	Feb-04

III-1

AFFORDABLE RESIDENTIAL COMMUNITIES, INC.

REAL ESTATE AND RELATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2005

(in thousands)

			Initial Costs		Costs capitalized Subsequent to acquisition		Gross amounts at which carried at close of period
Community Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Acquisition
Chalet City	Crowley, TX	3,718	808	4,573	—	1,117	808	5,690	6,498	851	May-98
Chalet North	Apopka, FL	5,558	1,275	7,044	—	3,590	1,275	10,634	11,909	1,753	Dec-01
Chambersburg I & II	Chambersburg, PA	—	167	979	—	304	167	1,283	1,450	69	Jun-04
Chelsea	Sayre, PA	594	125	738	—	640	125	1,379	1,503	69	Jun-04
Chisholm Creek	Wichita, KS	2,200	667	3,855	12	1,528	678	5,383	6,062	370	Feb-04
Cimmaron Village	Cheyenne, WY	2,069	431	3,075	—	186	431	3,261	3,692	578	Oct-96
Cloverleaf	Moline, IL	4,622	789	4,596	—	448	789	5,044	5,833	758	Dec-96
College Park	Orlando, FL	2,188	397	2,061	—	75	397	2,136	2,533	280	Sep-98
Collingwood MHP	Horseheads, NY	655	98	615	—	164	98	780	877	42	Jun-04
Colonial Gardens	Manhattan, KS	3,650	938	6,132	—	519	938	6,651	7,589	1,146	Apr-98
Columbia Heights	Grand Forks, ND	6,880	1,218	7,083	22	1,284	1,240	8,367	9,607	522	Feb-04
Commerce Heights	Commerce City, CO	920	195	1,160	—	20	195	1,180	1,375	181	Jun-98
Connelly Terrace	Connelly, NY	2,344	426	2,445	—	265	426	2,710	3,136	301	Sep-02
Connie Jean	Jacksonville, FL	689	98	577	—	822	98	1,399	1,497	269	May-00
Cottonwood Grove	Plano, TX	3,714	741	5,340	—	455	741	5,795	6,535	1,051	Mar-98
Country Club Crossing	Altoona, IA	3,350	485	2,687	—	2,178	485	4,865	5,350	1,463	Jan-99
Country Club Manor	Imperial, MO	3,838	709	4,049	26	2,302	735	6,351	7,086	1,518	Sep-99
Country Club Mobile Estates	Salt Lake City, UT	9,731	1,654	9,404	—	1,290	1,654	10,694	12,348	2,361	Aug-00
Countryside (CO)	Greeley, CO	3,844	600	3,418	—	1,278	600	4,696	5,296	1,289	Mar-99
Countryside (KS)	Hays, KS	1,163	467	3,358	—	537	467	3,895	4,362	708	Oct-98
Countryside (OK)	Stillwater, OK	973	191	1,828	—	—	191	1,828	2,019	354	Apr-98
Countryside Village (TN)	Columbia, TN	3,780	1,089	5,508	—	—	1,089	5,508	6,597	1,355	Nov-98
Cowboy	Pocatello, ID	2,476	587	3,520	—	298	587	3,818	4,405	609	Oct-96
Creekside	Seagoville, TX	4,061	908	4,729	—	2,202	908	6,931	7,839	1,008	Apr-97
Creekside Estates	Seagoville, TX	1,499	242	1,361	—	913	242	2,274	2,516	372	Jun-97
Crescentwood Village	Sandy, UT	7,743	1,255	7,192	—	431	1,255	7,623	8,877	1,617	Aug-00
Crestview	Sayre, PA	754	120	749	—	475	120	1,224	1,344	59	Jun-04
Crestview	Stillwater, OK	1,750	445	2,617	8	506	453	3,123	3,576	237	Feb-04
CV-Jacksonville	Jacksonville, FL	12,946	2,840	16,699	50	3,025	2,890	19,725	22,615	1,259	Feb-04
Cypress Shores	Winter Haven, FL	2,993	660	3,950	—	302	660	4,252	4,912	470	Sep-02
Deerhurst	Wendell, NC	2,886	525	2,997	—	2,109	525	5,106	5,631	1,041	Sep-00
Deerpointe	Jacksonville, FL	2,250	391	2,233	—	3,375	391	5,608	5,999	1,352	Feb-99
Denton Falls	Denton, TX	3,595	680	4,650	—	702	680	5,352	6,032	939	May-96
Dynamic	DeSoto, TX	2,774	518	2,737	—	1,063	518	3,800	4,318	481	May-97

III-2

AFFORDABLE RESIDENTIAL COMMUNITIES, INC.

REAL ESTATE AND RELATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2005

(in thousands)

			Initial Costs		Costs capitalized Subsequent to acquisition		Gross amounts at which carried at close of period
Community Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Acquisition
Dynamic II	DeSoto, TX	2,759	375	2,235	—	1,193	375	3,428	3,803	567	Jul-01
Eagle Creek	Tyler, TX	—	260	2,126	5	818	265	2,944	3,209	222	Feb-04
Eagle Ridge	Lewisville, TX	4,635	765	4,404	—	1,394	765	5,798	6,563	790	Feb-99
Eastern Villa	Stillwater, OK	1,095	294	1,857	—	—	294	1,857	2,151	401	Mar-98
Eastview	Gillette, WY	3,109	507	3,597	—	891	507	4,488	4,995	765	Dec-97
Easy Living	Lawrence, KS	4,335	702	4,198	—	1,910	702	6,108	6,811	1,840	Mar-00
El Caudillo	Wichita, KS	723	179	1,241	—	415	179	1,656	1,835	306	Dec-98
El Dorado	Sherman, TX	838	148	710	—	—	148	710	858	174	Feb-97
El Lago	Fort Worth, TX	1,828	409	1,934	—	694	409	2,628	3,037	376	Jan-97
El Lago II	Fort Worth, TX	845	201	1,130	—	457	201	1,587	1,787	236	Apr-97
Encantada	Las Cruces, NM	6,965	1,801	9,399	28	—	1,830	9,399	11,229	613	Feb-04
Enchanted Village	Alton, IL	5,600	1,275	7,460	—	632	1,275	8,092	9,367	2,954	Aug-99
Englewood Village	Cheyenne, WY	1,120	195	1,042	—	133	195	1,175	1,369	152	Oct-96
Evergreen Village	Sioux City, IA	4,584	1,439	9,075	—	2,120	1,439	11,195	12,634	1,798	Dec-98
Evergreen Village	Pleasant View, UT	4,146	1,041	6,158	18	1,234	1,060	7,392	8,452	477	Feb-04
Ewing Trace	Des Moines, IA	1,499	630	3,582	—	199	630	3,781	4,411	1,012	Apr-99
Falcon Farms	Port Byron, IL	4,043	798	4,793	14	1,648	812	6,441	7,253	429	Feb-04
Five Seasons Davenport	Davenport, IA	—	774	4,518	14	1,590	788	6,108	6,896	408	Feb-04
Forest Creek	Elkhart, IN	4,250	765	4,434	14	1,541	779	5,975	6,753	394	Feb-04
Forest Park	Queensbury, NY	1,967	590	3,314	—	1,540	590	4,854	5,444	748	Feb-02
Four Seasons	Fayetteville, GA	1,917	962	5,678	17	1,672	978	7,350	8,328	489	Feb-04
Foxhall Village	Raleigh, NC	6,889	1,518	8,474	27	3,278	1,545	11,752	13,297	725	Feb-04
Frieden Manor	Schuylkill Haven, PA	1,767	582	3,480	—	883	582	4,362	4,944	208	Jun-04
Friendly Village—GA	Lawrenceville, GA	5,240	1,045	6,150	18	611	1,064	6,761	7,825	421	Feb-04
Gallant Estates	Greensboro, NC	882	158	925	—	297	158	1,222	1,381	250	Aug-01
Glen Acres	Wichita, KS	1,491	492	2,391	—	653	492	3,044	3,536	426	Jan-00
Glenview	Oklahoma City, OK	306	80	865	—	105	80	970	1,050	219	Aug-98
Golden Rule	Oklahoma City, OK	1,450	340	3,422	—	783	340	4,205	4,544	817	Jul-98
Golden Triangle	Coppell, TX	3,665	525	3,074	—	889	525	3,963	4,488	972	Jan-00
Golden Valley	Douglasville, GA	1,420	275	1,576	5	1,021	280	2,597	2,877	202	Feb-04
Grand Meadow	Longmont, CO	3,440	555	3,149	—	92	555	3,241	3,796	365	Sep-02
Green Acres	Chambersburg, PA	170	51	306	—	19	51	325	375	17	Jun-04
Green Spring Valley	Raleigh, NC	7,039	750	4,261	—	2,664	750	6,925	7,675	1,732	Jun-99

III-3

AFFORDABLE RESIDENTIAL COMMUNITIES, INC.

REAL ESTATE AND RELATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2005

(in thousands)

			Initial Costs		Costs capitalized Subsequent to acquisition		Gross amounts at which carried at close of period
Community Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Acquisition
Green Valley Village	Casper, WY	1,122	162	2,062	—	284	162	2,346	2,508	512	Mar-99
Gregory Courts	Honey Brook, PA	542	133	809	—	121	133	930	1,063	47	Jun-04
Hampton Acres	DeSoto, TX	1,073	335	1,966	—	1,549	335	3,515	3,850	523	Jun-02
Harmony Road	Fort Collins, CO	13,503	2,450	15,518	—	4,522	2,450	20,040	22,490	5,735	Nov-98
Harper Woods	Lawrence, KS	2,309	375	2,234	—	1,760	375	3,994	4,368	1,203	Mar-00
Havenwood	Pompano Beach, FL	3,127	443	2,535	—	353	443	2,888	3,331	470	May-01
Hidden Acres	Arnold, MO	433	60	342	—	252	60	594	654	128	May-00
Hidden Hills	Casper, WY	1,263	221	1,973	—	435	221	2,408	2,629	488	Sep-97
Hidden Oaks	Fort Worth, TX	628	157	890	—	1,478	157	2,368	2,525	684	Jul-99
Highland	Elkhart, IN	3,096	982	5,168	17	1,300	999	6,468	7,467	435	Feb-04
Highland Acres	Lewisville, TX	4,730	856	4,946	—	1,629	856	6,575	7,431	860	Nov-98
Highview	Gillette, WY	1,552	373	1,882	—	561	373	2,443	2,815	327	Jan-96
Huguenot Estates	Port Jervis, NY	1,904	285	1,789	—	112	285	1,901	2,186	102	Jun-04
Hunter Ridge	Jonesboro, GA	16,000	3,944	23,062	70	6,286	4,014	29,348	33,362	1,969	Feb-04
Inspiration Valley	Arvada, CO	4,399	589	3,337	—	1,699	589	5,036	5,626	1,404	Nov-98
Jonesboro (Atlanta Meadows)	Jonesboro, GA	1,537	329	1,917	6	110	335	2,027	2,362	130	Feb-04
Kimberly @ Creekside	Seagoville, TX	1,254	325	1,939	—	390	325	2,329	2,654	329	Apr-97
Kopper View MHC	West Valley City, UT	—	275	1,574	—	432	275	2,006	2,280	109	Jun-04
Lakeside—GA	Lithia Springs, GA	1,250	170	1,028	3	1,396	173	2,424	2,597	113	Feb-04
Lakeside—IA	Davenport, IA	—	318	1,968	6	742	324	2,709	3,034	193	Feb-04
Lakeview Estates	Layton, UT	5,032	963	5,342	—	1,150	963	6,492	7,455	1,043	Oct-01
Lakewood—TX	Royse City, TX	2,250	640	5,683	—	1,006	640	6,689	7,330	1,216	Oct-00
Lakewood Estates	Davenport, IA	2,970	621	3,885	11	1,073	632	4,958	5,590	336	Feb-04
Lamplighter Village	Marietta, GA	9,370	2,635	15,668	44	2,863	2,679	18,532	21,211	1,207	Mar-04
Landmark Village	Fairburn, GA	9,600	2,048	11,320	36	3,029	2,084	14,349	16,433	1,013	Feb-04
Loveland	Loveland, CO	1,919	661	3,038	—	269	661	3,307	3,968	450	Apr-95
Magnolia Circle	Jacksonville, FL	—	123	706	—	2,776	123	3,482	3,605	819	May-99
Mallard Lake	Pontoon Beach, IL	5,106	1,177	6,695	21	921	1,198	7,616	8,815	485	Apr-04
Maple Manor	Taylor, PA	3,605	862	5,195	—	1,356	862	6,551	7,413	331	Jun-04
Marion Village	Marion, IA	7,610	1,605	8,140	44	1,237	1,649	9,377	11,026	619	Mar-04
Marnelle	Fayetteville, GA	4,092	917	5,364	16	1,537	933	6,902	7,835	466	Feb-04
Meadow Glen	Keller, TX	—	1,417	8,363	25	1,396	1,442	9,759	11,201	657	Feb-04

III-4

AFFORDABLE RESIDENTIAL COMMUNITIES, INC.

REAL ESTATE AND RELATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2005

(in thousands)

			Initial Costs		Costs capitalized Subsequent to acquisition		Gross amounts at which carried at close of period
Community Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Acquisition
Meadowbrook	Pueblo, CO	3,807	942	7,868	—	—	942	7,868	8,810	1,458	Apr-95
Meadowood	Topeka, KS	3,171	762	4,628	—	1,167	762	5,795	6,557	774	Oct-00
Meridian Sooner	Oklahoma City, OK	1,592	262	1,492	1	2,170	263	3,662	3,924	922	Aug-00
Mesquite Green	Dallas, TX	1,741	352	1,697	—	761	352	2,458	2,810	348	Jan-98
Mesquite Meadows	Dallas, TX	3,179	443	2,819	—	1,571	443	4,390	4,833	695	Dec-97
Mesquite Ridge	Dallas, TX	2,258	387	2,013	—	1,395	387	3,408	3,795	453	Dec-97
Mission Estates	El Paso, TX	2,770	795	4,549	—	583	795	5,132	5,927	1,055	Aug-01
Misty Hollow	Midwest City, OK	276	97	883	—	126	97	1,009	1,106	164	Sep-98
Misty Winds	Corpus Christi, TX	5,094	812	4,845	14	1,868	826	6,714	7,540	468	Feb-04
Mobile Gardens	Denver, CO	3,766	440	2,497	—	1,643	440	4,140	4,580	1,043	Nov-98
Monroe Valley	Jonestown, PA	264	120	717	—	22	120	739	859	38	Jun-04
Moosic Heights	Avoca, PA	1,815	389	2,354	—	867	389	3,221	3,610	159	Jun-04
Mountainside Estates	Golden, CO	7,850	1,120	6,351	—	2,357	1,120	8,708	9,828	2,354	Nov-98
Mountaintop	Narvon, PA	377	141	851	—	109	141	959	1,101	54	Jun-04
Mulberry Heights	Fort Worth, TX	—	105	625	—	1,193	105	1,818	1,923	475	Oct-99
Navajo Lake Estates	Wichita, KS	2,076	468	3,018	—	754	468	3,772	4,240	570	Jul-97
New Twin Lakes	Middletown, NY	6,373	898	4,913	—	1,470	898	6,383	7,282	1,120	Jul-01
Northern Hills	Springdale, AR	2,270	520	3,294	1	157	521	3,451	3,972	487	Nov-97
Northland	Kansas City, MO	5,185	720	4,077	—	1,634	720	5,711	6,431	1,382	Sep-99
Oak Glen	Fayetteville, AR	1,110	241	1,474	—	329	241	1,803	2,044	267	Nov-97
Oak Grove	Godfrey, IL	653	129	759	—	579	129	1,338	1,467	406	Sep-99
Oak Park Village (FL)	Gainesville, FL	4,432	406	1,358	565	4,082	971	5,440	6,411	729	Jun-98
Oak Park Village (TX)	Coppell, TX	2,537	971	4,383	(565)	(1,584)	406	2,799	3,205	363	Apr-97
Oak Ridge	Elkhart, IN	4,100	815	4,656	14	1,687	830	6,343	7,173	419	Feb-04
Oakridge / Stonegate	Stillwater, OK	824	333	1,828	—	67	333	1,895	2,228	331	Mar-98
Oakwood Forest	Greensboro, NC	6,100	1,609	6,778	28	—	1,638	6,778	8,416	673	Feb-04
Oakwood Lake Village	Tunkhannock, PA	589	181	1,090	—	434	181	1,524	1,705	72	Jun-04
Oasis	Pueblo, CO	3,777	907	5,142	—	744	907	5,886	6,793	1,714	Nov-98
Ortega Village	Jacksonville, FL	2,980	486	2,416	—	3,207	486	5,623	6,109	1,685	Jun-99
Overholser Village	Oklahoma City, OK	1,221	446	2,779	—	720	446	3,499	3,945	579	Jan-98
Overpass Point MHC	Tooele, UT	—	544	3,629	—	1,440	544	5,068	5,612	289	Jun-04
Park Avenue Estates	Haysville, KS	395	180	1,021	—	914	180	1,935	2,115	530	Feb-00
Park D’Antoine	Wilton, NY	330	58	332	—	113	58	445	503	59	Feb-02
Park Plaza	Gillette, WY	1,488	169	964	—	423	169	1,387	1,555	255	Apr-01

III-5

AFFORDABLE RESIDENTIAL COMMUNITIES, INC.

REAL ESTATE AND RELATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2005

(in thousands)

			Initial Costs		Costs capitalized Subsequent to acquisition		Gross amounts at which carried at close of period
Community Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Acquisition
Pedaler’s Pond	Lake Wales, FL	2,584	581	3,253	10	2,328	592	5,581	6,173	467	Feb-04
Pine Haven MHP	Blossvale, NY	919	137	864	—	301	137	1,165	1,302	67	Jun-04
Pine Hills	Lawrence, KS	1,289	204	1,641	—	75	204	1,716	1,920	333	Jan-98
Plainview	Casper, WY	704	86	484	—	1,031	86	1,515	1,601	451	Nov-00
Plantation Estates	Douglasville, GA	1,508	331	1,851	6	1,124	337	2,975	3,312	211	Feb-04
Pleasant Grove (CO)	Fort Collins, CO	2,640	582	3,237	—	558	582	3,795	4,377	569	Oct-96
Pleasant Grove (NC)	Fuquay-Varina, NC	936	191	1,094	—	431	191	1,525	1,717	201	Jul-02
Pleasant View Estates	Berwick, PA	899	231	1,361	—	452	231	1,813	2,044	82	Jun-04
Portside	Jacksonville, FL	18,204	5,487	30,607	—	1,468	5,487	32,075	37,562	4,215	Mar-00
Prairie Village	Salina, KS	1,937	448	2,132	—	453	448	2,585	3,033	380	Sep-98
President’s Park	Grand Forks, ND	—	421	2,437	7	900	428	3,336	3,764	229	Feb-04
Quail Run	Hutchins, TX	1,600	430	2,164	—	3,128	430	5,292	5,722	1,034	Jul-01
Redwood Village	Salt Lake City, UT	1,096	158	905	—	152	158	1,057	1,215	230	Aug-00
Ridgewood Estates	Topeka, KS	3,816	859	5,224	—	866	859	6,090	6,949	936	Jan-97
River Oaks	Kansas City, KS	3,343	1,179	7,357	—	703	1,179	8,060	9,239	1,324	Nov-98
Riverchase	Manhattan, KS	1,069	403	3,070	—	462	403	3,532	3,935	648	Apr-98
Riverdale	Riverdale, UT	5,467	1,027	5,850	—	769	1,027	6,619	7,646	1,409	Sep-00
Riverdale (Colonial Coach)	Riverdale, GA	7,559	1,737	10,252	31	2,805	1,768	13,057	14,825	887	Feb-04
Riverside (KS)	Lawrence, KS	1,174	268	1,649	—	243	268	1,892	2,160	281	Jan-98
Riverside (UT)	West Valley City, UT	3,979	690	3,900	—	2,844	690	6,744	7,434	1,164	May-02
Rockview Heights	Arnold, MO	1,287	209	1,246	—	1,674	209	2,920	3,129	969	Mar-99
Rolling Hills	Dallas, TX	3,164	382	1,887	1	1,219	383	3,106	3,488	491	Mar-98
Rose Country Estates	Tyler, TX	750	163	1,804	—	629	163	2,433	2,596	460	Jan-97
Royal Crest	Los Alamos, NM	4,608	1,069	6,310	17	659	1,086	6,969	8,055	437	Feb-04
Saddlebrook	N. Charleston, SC	7,510	1,548	9,044	39	1,801	1,588	10,845	12,433	683	Feb-04
Seamist	Corpus Christi, TX	—	180	1,021	—	2,035	180	3,056	3,236	875	Mar-00
Seascape	Corpus Christi, TX	2,375	525	3,641	—	263	525	3,904	4,429	774	Aug-96
Shadow Hills	Orlando, FL	8,266	2,254	13,241	43	5,923	2,297	19,163	21,461	1,230	Feb-04
Shadow Mountain	Sherman, TX	1,461	369	2,404	—	(714)	369	1,690	2,059	490	Feb-98
Shadowood	Acworth, GA	8,944	2,481	14,996	42	4,457	2,523	19,453	21,976	1,331	Mar-04
Shady Creek	Seagoville, TX	1,205	241	1,504	1	825	242	2,329	2,570	345	May-99
Shady Hills	Nashville, TN	—	433	2,524	10	377	443	2,902	3,344	183	Feb-04
Shady Lane	Commerce City, CO	1,181	157	893	1	257	158	1,150	1,308	326	Mar-99

III-6

AFFORDABLE RESIDENTIAL COMMUNITIES, INC.

REAL ESTATE AND RELATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2005

(in thousands)

			Initial Costs		Costs capitalized Subsequent to acquisition		Gross amounts at which carried at close of period
Community Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Acquisition
Shawnee Hills	Topeka, KS	—	120	712	—	1,342	120	2,054	2,174	715	Aug-00
Sheridan	Arvada, CO	3,334	465	2,639	—	1,261	465	3,900	4,365	993	Nov-98
Sherwood Acres	Wichita, KS	—	414	2,688	—	532	414	3,220	3,634	493	Jan-00
Shiloh Pines	Tyler, TX	3,800	738	4,616	—	1,886	738	6,502	7,240	1,069	May-96
Siesta Lago	Kissimmee, FL	10,338	2,025	10,835	—	2,431	2,025	13,266	15,291	1,986	Dec-01
Siesta Manor	Fenton, MO	2,097	487	2,764	1	1,810	488	4,574	5,062	873	Aug-99
Silver Creek	Davenport, IA	—	913	5,338	16	853	929	6,191	7,120	398	Feb-04
Silver Leaf	Mansfield, TX	—	495	2,896	10	939	505	3,835	4,340	262	Feb-04
Siouxland Estates	S. Sioux City, NE	3,911	425	2,407	—	2,590	425	4,997	5,423	1,333	Mar-99
Sleepy Hollow	Wichita, KS	—	120	684	—	4	120	688	808	395	Apr-99
Smoke Creek	Snellville, GA	5,230	1,104	6,282	20	1,739	1,124	8,021	9,144	525	Feb-04
South Arlington Estates	Arlington, TX	1,985	689	4,618	—	3,991	689	8,609	9,298	892	May-03
Southfork	Denton, TX	5,599	912	7,108	—	1,045	912	8,153	9,065	1,517	May-96
Southridge Estates	Des Moines, IA	4,165	810	4,286	—	3,058	810	7,344	8,154	901	Jul-02
Southwind Village	Naples, FL	—	1,439	8,401	25	1,442	1,465	9,842	11,307	612	Feb-04
Spring Valley Village	Spring Valley, NY	4,253	639	3,640	—	1,451	639	5,091	5,731	918	Jul-01
Springdale Lake	Belton, MO	6,862	1,218	7,301	1	1,818	1,219	9,119	10,337	1,370	Oct-96
Stone Mountain	Stone Mountain, GA	7,561	1,844	10,669	31	2,380	1,874	13,049	14,924	861	Mar-04
Stoneybrook	Greeley, CO	9,665	2,151	12,190	—	5,988	2,151	18,178	20,329	5,545	Nov-98
Stony Brook North	Raleigh, NC	4,304	958	5,183	—	944	958	6,127	7,085	871	Jun-00
Suburban Estates	Greenburg, PA	1,626	599	3,574	—	432	599	4,006	4,605	208	Jun-04
Summit Oaks	Fort Worth, TX	4,853	1,052	6,166	—	1,185	1,052	7,351	8,403	1,017	Apr-99
Sundown	Clearfield, UT	3,716	762	4,315	—	1,650	762	5,965	6,727	922	Jan-02
Sunny Acres	Somerset, PA	1,485	499	2,988	—	743	499	3,732	4,231	212	Jun-04
Sunnyside	Trooper, PA	1,414	396	2,386	—	44	396	2,430	2,826	121	Jun-04
Sunrise Terrace	Newton, IA	2,224	375	2,099	—	778	375	2,877	3,252	947	Sep-99
Sunset 77	Douglass, KS	218	99	396	—	—	99	396	495	116	Sep-98
Sunset Country	Pueblo, CO	3,816	988	5,604	—	1,445	988	7,049	8,037	2,099	Nov-98
Sunset Village	Gainesville, TX	—	223	1,634	—	370	223	2,004	2,227	367	Sep-97
Sunset Vista	Magna, UT	4,565	1,127	6,474	20	1,543	1,147	8,017	9,164	527	Feb-04
Sycamore Square	Wichita, KS	119	50	188	—	—	50	188	238	65	Dec-98
Tallview Terrace	Sioux City, IA	2,053	422	2,384	—	2,034	422	4,418	4,840	1,175	Mar-99
Tanglewood	Huntsville, TX	2,653	659	4,646	—	—	659	4,646	5,305	798	Nov-96

III-7

AFFORDABLE RESIDENTIAL COMMUNITIES, INC.

REAL ESTATE AND RELATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2005

(in thousands)

			Initial Costs		Costs capitalized Subsequent to acquisition		Gross amounts at which carried at close of period
Community Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Acquisition
Terrace	Casper, WY	1,090	165	1,200	—	138	165	1,338	1,503	253	Dec-97
Terrace Heights	Dubuque, IA	5,751	1,186	6,387	24	—	1,210	6,387	7,597	521	Feb-04
Terrace II	Casper, WY	937	94	535	—	763	94	1,298	1,393	364	May-01
Terrell Crossing	Terrell, TX	1,250	330	1,936	—	3,027	330	4,963	5,293	892	Jul-02
The Meadows	Aurora, CO	11,682	1,800	10,192	—	2,749	1,800	12,941	14,741	3,086	Jun-99
The Pines	Ladson, SC	—	286	1,676	5	593	291	2,269	2,560	147	Feb-04
The Towneship at Clifton	Wichita, KS	5,659	1,408	9,921	—	317	1,408	10,238	11,646	1,838	Aug-97
The Woodlands	Wichita, KS	2,834	732	4,389	1	783	733	5,172	5,905	864	Dec-96
Thornton Estates	Denver, CO	6,910	1,012	5,739	1	1,014	1,013	6,753	7,766	1,952	Nov-98
Timberland	Oklahoma City, OK	1,104	270	2,386	—	665	270	3,051	3,320	578	Jan-97
Torrey Hills	Flint, MI	9,607	1,697	8,480	30	1,682	1,727	10,162	11,888	659	Feb-04
Trailmont	Goodlettsville, TN	2,265	476	2,784	8	471	485	3,255	3,739	201	Feb-04
Twin Oaks	Wichita, KS	4,121	794	5,643	—	949	794	6,592	7,386	1,359	Jan-97
Twin Pines	Goshen, IN	5,360	1,093	6,400	19	1,515	1,112	7,915	9,027	511	Feb-04
Valley Verde	Las Cruces, NM	2,750	510	2,536	—	1,394	510	3,930	4,440	561	Apr-02
Valley View—Danboro	Danboro, PA	3,040	1,006	6,044	—	145	1,006	6,189	7,194	315	Jun-04
Valley View—Ephrata	Ephrata, PA	1,013	392	2,366	—	204	392	2,570	2,961	133	Jun-04
Valley View—Ephrata II	Ephrata, PA	—	168	966	—	63	168	1,029	1,197	49	Jun-04
Valley View—Honey Brook	Honey Brook, PA	1,824	527	3,175	—	974	527	4,149	4,676	211	Jun-04
Viking Villa	Ogden, UT	4,064	775	4,180	—	494	775	4,674	5,449	715	Oct-01
Villa	Flint, MI	7,400	1,436	7,352	25	1,815	1,461	9,168	10,629	579	Feb-04
Villa West (CO)	Greeley, CO	8,604	1,876	10,638	—	2,251	1,876	12,889	14,764	3,642	Nov-98
Villa West (UT)	West Jordan, UT	5,555	844	4,803	—	1,081	844	5,884	6,728	1,150	Aug-00
Village North	Lewisville, TX	6,876	1,193	6,155	—	1,532	1,193	7,687	8,880	1,001	Apr-97
Village Park	Greensboro, NC	2,584	856	4,644	—	1,062	856	5,706	6,562	802	Mar-01
Vogel Manor MHC	Arnold, MO	1,022	144	823	—	483	144	1,306	1,450	318	May-99
Washington Mobile Estates	Ogden, UT	4,455	676	3,848	—	943	676	4,791	5,467	957	Aug-00
Washingtonville Manor	Washingtonville, NY	1,363	292	1,668	1	150	293	1,818	2,111	288	Jul-01
West Cloud Commons	Salina, KS	1,036	275	2,161	—	218	275	2,379	2,654	447	Jul-98
Western Hills	Fort Lauderdale, FL	11,655	1,489	8,499	—	4,576	1,489	13,075	14,564	2,651	May-01
Western Mobile Estates	West Valley City, UT	3,759	570	3,429	—	1,127	570	4,557	5,127	223	Jul-04
Western Park	Fayetteville, AR	1,589	247	1,408	1	595	248	2,003	2,250	497	Jul-99
Westlake	Oklahoma City, OK	2,868	836	5,499	—	84	836	5,583	6,419	1,032	Oct-97

III-8

AFFORDABLE RESIDENTIAL COMMUNITIES, INC.

REAL ESTATE AND RELATED DEPRECIATION (Continued)
AS OF DECEMBER 31, 2005

(in thousands)

			Initial Costs		Costs capitalized Subsequent to acquisition		Gross amounts at which carried at close of period
Community Name	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Acquisition
Westmoor	Oklahoma City, OK	2,230	498	5,400	—	593	498	5,993	6,490	1,305	Jul-98
Westview	Gillette, WY	2,130	331	2,102	1	653	332	2,755	3,087	393	Nov-95
Wheel Estates	Orlando, FL	548	134	793	—	31	134	824	958	114	Oct-00
Whispering Hills	Coal Valley, IL	380	92	777	—	54	92	831	923	156	Jul-97
Whitney	Gainesville, FL	2,450	450	2,662	—	379	450	3,041	3,491	798	Aug-99
Wikiup	Henderson, CO	11,284	1,475	8,383	—	3,449	1,475	11,832	13,307	3,036	Mar-99
Willow Creek Estates	Ogden, UT	—	480	2,766	—	415	480	3,181	3,661	143	Sep-04
Willow Springs	Fort Worth, TX	1,622	262	2,241	—	1,364	262	3,605	3,867	659	Jan-97
Willow Terrace	Fort Worth, TX	2,238	515	3,369	—	952	515	4,321	4,836	824	Nov-97
Windsor Mobile Estates	West Valley City, UT	7,590	1,178	6,701	—	980	1,178	7,681	8,859	1,537	Aug-00
Winter Haven Oaks	Winter Haven, FL	3,700	804	4,754	14	708	818	5,462	6,280	340	Feb-04
Woodlake	Greensboro, NC	2,213	887	4,002	16	—	903	4,002	4,905	417	Mar-04
Woodlands of Kennesaw	Kennesaw, GA	4,750	997	5,806	18	2,275	1,014	8,081	9,095	540	Feb-04
Zoppe’s	Seagoville, TX	558	57	473	—	131	57	604	661	138	Jan-00
Miscellaneous other assets*		286,466	576	32,900	—	—	576	32,900	33,476	3,909
Total		$1,152,998	$194,460	$1,165,472	$1,321	$312,911	$195,772	$1,478,383	$1,674,155	$211,064

*                      Encumbrances on miscellaneous other assets includes $58.8 million of our Revolving Credit Mortgage Facility at LIBOR plus 2.75%, $14.4 million of our Floorplan Lines of Credit (ranging from prime plus 0.75% to prime plus 4.00%), $77.5 million of our Lease Receivables Line of Credit at LIBOR plus 4.125%, $96.6 million of our Senior Exchangeable Notes at 7.50%, $25.8 million of our Trust Preferred Securities at 3-month LIBOR plus 3.25%, $18.6 million of our Consumer Finance Facility at LIBOR plus 3.00% and $6.3 million of other debt.

(a)              The changes in total real estate and accumulated depreciation for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Total real estate:
Balance at beginning of year	$1,563,330	$894,606	$849,758
Acquisitions	—	742,166	37,243
Improvements and equipment purchases	169,831	45,768	12,283
Dispositions and other	(59,006)	(119,210)	(4,678)
Balance at end of year	$1,674,155	$1,563,330	$894,606
Accumulated depreciation:
Balance at beginning of year	$147,194	$94,405	$57,415
Depreciation for the year	72,578	55,511	36,525
Dispositions and other	(8,708)	(2,722)	465
Balance at end of year	$211,064	$147,194	$94,405

(b)              The aggregate cost for U.S. Federal income tax purposes is $1,570.5 million.

III-9