Form 10-Q
period 2006-03-31
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2006-05-10
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31987

Affordable Residential Communities Inc.

(Exact name of Registrant as specified in its charter)

MARYLAND	84-1477939
(State of incorporation)	(I.R.S. employer identification no.)
7887 East Belleview Avenue, Suite 200	80111
Englewood, Colorado	(Zip code)
(Address of principal executive offices)

(303) 291-0222

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐         Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of the Registrant’s common stock outstanding at May 5, 2006 was 41,298,339.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(in thousands, except share and per share data)
(unaudited)

	March 31, 2006	December 31, 2005
Assets
Rental and other property, net	$1,444,384	$1,463,091
Assets held for sale	68,905	122,285
Cash and cash equivalents	31,312	27,926
Restricted cash	6,702	7,022
Tenant and other receivables, net	3,369	3,945
Notes receivable, net	33,622	33,418
Loan origination costs, net	15,444	16,205
Loan reserves	35,307	35,088
Lease intangibles and customer relationships, net	10,667	12,063
Prepaid expenses and other assets	9,131	7,438
Total assets	$1,658,843	$1,728,481
Liabilities and Stockholders’ Equity
Notes payable	$1,112,900	$1,152,998
Liabilities related to assets held for sale	31,124	50,007
Accounts payable and accrued expenses	25,548	32,708
Dividends payable	1,903	1,887
Tenant deposits and other liabilities	15,996	14,884
Total liabilities	1,187,471	1,252,484
Minority interest	29,293	31,902
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 41,288,948 and 40,971,423 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	413	410
Additional paid-in capital	793,712	791,201
Accumulated other comprehensive income	—	583
Retained deficit	(471,154)	(467,207)
Total stockholders’ equity	442,079	444,095
Total liabilities and stockholders’ equity	$1,658,843	$1,728,481

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue
Rental income	$51,230	$46,651
Sales of manufactured homes	2,672	7,526
Utility and other income	6,554	4,997
Net consumer finance interest income	179	—
Total revenue	60,635	59,174
Expenses
Property operations	16,569	18,399
Real estate taxes	5,178	3,997
Cost of manufactured homes sold	2,332	7,433
Retail home sales, finance and insurance	1,936	3,377
Property management	1,592	2,145
General and administrative	4,421	5,494
Depreciation and amortization	21,704	16,375
Loss on sale of airplane	541	—
Net consumer finance interest expense	—	446
Interest expense	19,754	15,790
Total expenses	74,027	73,456
Interest income	(423)	(373)
Loss before allocation to minority interest	(12,969)	(13,909)
Minority interest	284	546
Loss from continuing operations	(12,685)	(13,363)
Income from discontinued operations	1,807	803
Gain (loss) on sale of discontinued operations	10,296	(730)
Income tax expense on discontinued operations	(371)	—
Minority interest in discontinued operations	(416)	(4)
Net loss	(1,369)	(13,294)
Preferred stock dividend	(2,578)	(2,578)
Net loss attributable to common stockholders	$(3,947)	$(15,872)
Loss per share from continuing operations
Basic loss per share	$(0.37)	$(0.39)
Diluted loss per share	$(0.37)	$(0.39)
Income per share from discontinued operations
Basic income per share	$0.27	$—
Diluted income per share	$0.27	$—
Loss per share attributable to common stockholders
Basic loss per share	$(0.10)	$(0.39)
Diluted loss per share	$(0.10)	$(0.39)
Weighted average share information
Basic shares outstanding	41,179	40,876

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flow from operating activities
Net loss	$(1,369)	$(13,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,704	16,375
Adjustments to fair value for interest rate caps	(312)	219
Amortization of loan origination costs	1,434	1,693
Stock grant compensation expense	49	14
Partnership preferred unit distributions declared	276	393
Minority interest	(560)	(939)
Depreciation and minority interest included in income from discontinued operations	542	2,002
(Gain) loss on sale of discontinued operations	(10,296)	730
Loss on sale of airplane	541	—
Gain on sale of manufactured homes	(340)	(99)
Changes in operating assets and liabilities	(7,730)	(497)
Net cash provided by operating activities	3,939	6,597
Cash flow from investing activities
Purchases of manufactured homes	(1,964)	(11,681)
Proceeds from community sales	60,804	37,378
Proceeds from manufactured home sales	2,561	7,240
Proceeds from sale of airplane	1,170	—
Community improvements and equipment purchases	(1,815)	(26,359)
Restricted cash	320	(9)
Loan reserves	(219)	101
Net cash provided by investing activities	60,857	6,670
Cash flow from financing activities
Proceeds from issuance of debt	23,035	63,658
Repayment of debt	(80,918)	(51,543)
Payment of common dividends and OP unit distributions	—	(13,521)
Payment of preferred dividends	(2,578)	(2,578)
Payment of partnership preferred distributions	(276)	(393)
Loan origination costs	(673)	(1,349)
Net cash used in financing activities	(61,410)	(5,726)
Net increase in cash and cash equivalents	3,386	7,541
Cash and cash equivalents, beginning of period	27,926	32,859
Cash and cash equivalents, end of period	$31,312	$40,400
Non-cash financing and investing transactions:
Notes receivable acquired from community sales	$—	$1,068
Notes receivable for manufactured home sales	$95	$—
Supplemental cash flow information:
Cash paid for interest	$21,719	$16,087

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Affordable Residential Communities Inc. is a Maryland corporation that is engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses including acting as agent in the sale of homeowners’ insurance and related products, all exclusively to residents in our communities. We were organized in July 1998 and operate primarily through Affordable Residential Communities LP (the “Operating Partnership” or “OP”) and its subsidiaries, of which we are the sole general partner and owned 96.5% as of March 31, 2006.

As of March 31, 2006, we owned and operated 278 communities (net of 11 communities classified as discontinued operations, see Note 9) consisting of 57,699 homesites (net of 2,467 homesites classified as discontinued operations) in 24 states with occupancy of 83.7%. Our five largest markets are Dallas-Fort Worth, Texas, with 12.4% of our total homesites; Atlanta, Georgia, with 8.6% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, with 4.2% of our total homesites. We also conduct a retail home sales business.

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

The interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company, and all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Summary of Significant Accounting Policies

Rental and Other Property

We carry rental property at cost, less accumulated depreciation. We capitalize significant renovations and improvements that extend the useful life of assets and depreciate them over their estimated remaining useful lives. We expense maintenance and repairs as incurred.

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

We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that the recoverability of the net book value of the asset is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if an impairment adjustment is required. If this review indicates that the asset’s carrying amount will not be fully recoverable, we will reduce the carrying value of the asset to its estimated fair value. We recorded no impairment charges during the three months ended March 31, 2006 and 2005.

Restricted Stock Grants

During 2004 we granted 95,000 shares of restricted common stock that vest over five years. In June 2004, 42,500 of these restricted shares were forfeited and in October 2004, an additional 37,500 shares of restricted stock were forfeited pursuant to the terms of their issuance, leaving 15,000 restricted shares outstanding. During both of the three month periods ended March 31, 2006 and 2005, 3,000 shares vested leaving 9,000 shares unvested at March 31, 2006. We have recorded the unvested portion of the remaining 9,000 outstanding restricted shares as of March 31, 2006 as unearned compensation and are amortizing the balance ratably over the vesting period. We recorded $14,000 in compensation expense related to these restricted shares during both of the three month periods ended March 31, 2006 and 2005. In accordance with SFAS No. 123(R) (see Recent Statements of Financial Accounting Standards below), effective January 1, 2006, unearned compensation will continue to be amortized over the vesting period but is now included as part of additional paid-in capital on the consolidated balance sheets.  We expect that there will be no forfeitures of the unvested restricted stock outstanding at March 31, 2006.

We consider the number of vested shares issued under our 2003 equity incentive plan as common stock outstanding and include them in the denominator of our calculation of basic earnings per share. We also consider the total number of unvested restricted shares granted under our 2003 equity incentive plan in the denominator of our calculation of diluted earnings per share if they are dilutive. We return shares forfeited to the 2003 equity incentive plan as shares eligible for future grant and adjust any compensation expense previously recorded on such shares in the period the forfeiture occurs.

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

Income Taxes

Deferred tax assets and liabilities are recorded for the estimated future tax effects of the temporary difference between the tax basis of assets and liabilities reported in the accompanying consolidated balance sheets.  Deferred tax assets are reduced by a valuation allowance to the extent that their benefits are not expected to be realized.  At March 31, 2006 a valuation allowance of $76.1 million was recorded to reduce deferred tax assets to the amount expected to be recoverable.

Accumulated Other Comprehensive Income and Comprehensive Loss

Amounts recorded in accumulated other comprehensive income as of December 31, 2005 represent unrecognized gains on our interest rate swap, which qualified as a cash flow hedge and was marked to market over the life of the instrument. Including these unrecognized gains or losses, our comprehensive loss for the three months ended March 31, 2006 was $3.3 million compared with a comprehensive loss of $15.6 million for the three months ended March 31, 2005. Our interest rate swap agreement expired in February 2006 and was not renewed.

Recent Statements of Financial Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) became effective on January 1, 2006 and we have adopted the standard using the modified prospective method. Since our only share based payments are nominal restricted stock issuance and shares issued to members of the board of directors as compensation, the implementation of SFAS No. 123(R) did not have a material impact on our financial position as of March 31, 2006 or our operations or cash flows for the three months ended March 31, 2006.

2.  Common Stock, Preferred Stock and Minority Interest Related Transactions

On March 2, 2006, the board of directors declared a quarterly cash dividend of $0.515625 per share for its Series A Cumulative Redeemable Preferred Stock, and $0.39 per unit on the Series C Preferred Operating Partnership Units of Affordable Residential Communities LP. The dividends are payable on April 28, 2006 to shareholders of record on April 14, 2006. The Board reviews the payment of dividends on a quarterly basis.

At March 31, 2006, minority interest consisted of 1,517,060 OP Units that were issued to various limited partners and 705,688 preferred partnership units (“PPUs”) issued on June 30, 2004 as part of the D.A.M. portfolio acquisition. Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a “Paired Equity Unit”) that allows each holder to vote an OP Unit on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash, or at our election, one share of our common stock. During the first quarter of 2006, we redeemed approximately 313,900 OP Units for an equal number of shares of our common stock valued at $3.0 million.

The PPUs outstanding as of March 31, 2006 consist of 705,688 Series “C” units. The Series “C” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series “C” PPUs can be redeemed at the option of the Operating Partnership for cash after the fifth anniversary of their issuance. Series “C” PPU holders can request redemption of their units after the two and a half year anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock, cash and/or a note payable, at the Operating Partnership’s option. As of March 31, 2006, we had accrued $183,773 of the Series “C” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “C” preferred unitholders through that date.

We have recorded an equity transfer adjustment between additional paid-in capital and the minority interest in our consolidated balance sheet as of March 31, 2006 to account for changes in the respective ownership in the underlying equity of the Operating Partnership.

The following summarizes the activity of the minority interest in the Operating Partnership (in thousands):

Minority interest at December 31, 2005	$31,902
Minority interest allocation	132
Transfer from stockholders’ equity	570
Redemption of OP Units	(3,035)
Distributions to PPU holders	(276)
Minority interest at March 31, 2006	$29,293

3.  Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	March 31, 2006	December 31, 2005
Land	$195,722	$195,772
Improvements to land and buildings	1,198,580	1,198,907
Rental homes and improvements	261,970	261,546
Furniture, equipment and vehicles	13,010	16,102
Subtotal	1,669,282	1,672,327
Less accumulated depreciation:
On improvements to land and buildings	(174,790)	(164,849)
On rental homes and improvements	(43,641)	(37,085)
On furniture, equipment and vehicles	(6,467)	(7,302)
Rental and other property, net	$1,444,384	$1,463,091

We have capitalized interest and internal costs of $0.2 million in the cost of land and building improvements and manufactured home purchases for the three months ended March 31, 2005. No interest and internal costs were capitalized for the three months ended March 31, 2006.

4.  Notes Payable

The following table sets forth certain information regarding our notes payable (in thousands):

	March 31, 2006	December 31, 2005
Senior fixed rate mortgage due 2009, 5.05% per annum	$89,155	$89,512
Senior fixed rate mortgage due 2012, 7.35% per annum	283,705	288,622
Senior fixed rate mortgage due 2014, 5.53% per annum	195,550	196,270
Senior variable rate mortgage due 2007, one-month LIBOR plus 3.00% per annum (7.83% at March 31, 2006)	122,223	130,595
Various individual fixed rate mortgages due 2006 through 2031, averaging 7.23% per annum at March 31, 2006	136,571	150,104
Revolving credit mortgage facility due 2006, one-month LIBOR plus 2.75% per annum (7.58% at March 31, 2006)	58,764	58,764
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (8.50% at March 31, 2006)	7,110	14,368
Trust preferred securities due 2035, three-month LIBOR plus 3.25% per annum (8.25% at March 31, 2006)	25,780	25,780
Consumer finance facility due 2008, one-month LIBOR plus 3.00% per annum (7.83% at March 31, 2006)	18,188	18,607
Lease receivable facility due 2008, one-month LIBOR plus 4.25% per annum (8.95% at March 31, 2006)	75,500	77,500
Senior exchangeable notes due 2025, 7.50% per annum	96,600	96,600
D.A.M. PPU notes payable due 2006, 7.00% per annum	2,499	4,999
Other loans	1,255	1,277
	$1,112,900	$1,152,998

Senior Fixed Rate Mortgage Due 2009

The Senior Fixed Rate Mortgage due 2009 is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 26 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2009 bears interest at a fixed rate of 5.05%, is being amortized based on a 30-year amortization schedule and matures on March 1, 2009. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2009 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2012

The Senior Fixed Rate Mortgage due 2012 is an obligation of certain of our special purpose real property subsidiaries and is collateralized by 99 manufactured home communities. The Senior Fixed Rate Mortgage due 2012 bears interest at a fixed rate of 7.35% per annum, is amortized based on a 30-year schedule and matures on May 1, 2012. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2012 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Fixed Rate Mortgage Due 2014

The Senior Fixed Rate Mortgage due 2014 is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 43 manufactured home communities owned by these subsidiaries. The Senior Fixed Rate Mortgage due 2014 bears interest at a fixed rate of 5.53% per annum, is amortized based on a 30-year schedule and matures on March 1, 2014. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2014 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

Senior Variable Rate Mortgage Due 2007

The Senior Variable Rate Mortgage due 2007 is an obligation of certain real property subsidiaries of the Operating Partnership and is collateralized by 32 manufactured home communities owned by these subsidiaries. The Senior Variable Rate Mortgage due 2007 bears interest at a variable rate based on a spread of 3.00% over the one-month LIBOR rate (7.83% at March 31, 2006). On February 10, 2006, we extended the due date to February 11, 2007. At our option and subject to certain conditions, we may extend the Senior Variable Rate Mortgage due 2007 for two additional 12-month periods. In connection with the second and third extensions, we would be required to pay extension fees of 0.25% and 0.375% of the outstanding principal balance, respectively. We will incur an exit fee equal to 0.50% of the loan amount payable upon any repayment of the principal amount of the loan. The exit fee will be subject to reduction by an amount equal to 0.50% of the principal amount of any first mortgage loans provided by the lenders to refinance the Senior Variable Rate Mortgage due 2007. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures.

Various Individual Fixed Rate Mortgages

We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition as follows:

a)               Mortgages assumed as part of individual property purchases. These notes total approximately $40.0 million at March 31, 2006, mature from 2006 ($5.2 million in 2006) through 2028 and have an average effective interest rate of 7.46%. These mortgages are secured by 13 specific manufactured home communities.

b)              Mortgages assumed in conjunction with the Hometown acquisition. These notes total approximately $68.2 million, mature from 2008 through 2031 and carry an average effective interest rate of 7.12%. These mortgages are secured by 12 specific manufactured home communities and subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage.

c)               Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $28.4 million, mature in 2008 and carry an average effective annual interest rate of 7.18%. These mortgages are secured by 24 specific manufactured home communities.

Revolving Credit Mortgage Facility

Our Revolving Credit Mortgage Facility provides for borrowings of up to $85.0 million. This facility is an obligation of a subsidiary of the Operating Partnership and is secured by 28 communities. Advances under the Revolving Credit Mortgage Facility are limited by borrowing base requirements related to the value and cash flow of the communities securing the loan ($62.4 million as of March 31, 2006). The Revolving Credit Mortgage Facility bears interest at the one month LIBOR plus 2.75% (7.58% at March 31, 2006) and matures in September 2006. We incurred a commitment fee of 0.5% at the closing of the facility and will pay origination fees of 0.5% with each advance. The facility contains no significant financial covenants.

Floorplan Lines of Credit

Our floorplan line of credit provides for borrowings of up to $35.0 million, secured by manufactured homes in inventory. Under the lines of credit, the lender will advance 75% of the cost of manufactured homes. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the lines of credit bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 8.50% at March 31, 2006), based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The lines of credit require us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. The minimum tangible net worth required is $425.0 million through December 31, 2006, and $385.0 million from January 1, 2007 through September 13, 2007, the due date of the line. We are in compliance with all financial covenants of the line of credit as of March 31, 2006. The line of credit is subject to an annual commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

Trust Preferred Securities Due 2035

On March 15, 2005, the Company issued $25.8 million in unsecured trust preferred securities. The $25.8 million trust preferred securities bear interest at three-month LIBOR plus 3.25% (8.25% at March 31, 2006). Interest on the securities is paid on the 30th of March, June, September and December of each year. The Company may redeem these securities on or after March 30, 2010 in whole or in part at principal amount plus accrued interest. The securities are mandatorily redeemable on March 15, 2035 if not redeemed sooner.

Consumer Finance Facility

The Consumer Finance Facility has a total commitment of $125.0 million and a term of four years. This facility is an obligation of a subsidiary of our Operating Partnership, and borrowings under this facility are secured by manufactured housing conditional sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility ($19.7 million as of March 31, 2006). The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR (7.83% at March 31, 2006). During the quarter, we paid a commitment fee of 1.00% on the original committed amount and 0.75% of the amended committed amount and will pay additional annual commitment fees payable on each anniversary of the closing. Advances under the facility are subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

The line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. The minimum tangible net worth required is $425.0 million through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of March 31, 2006 with all financial covenants under the line of credit.

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

Lease Receivables Facility

The Company has a $150.0 million secured revolving credit facility (the “Lease Receivables Facility”) which we use to finance the purchase of manufactured homes and for general corporate purposes. Pursuant to the agreement, borrowings are limited to approximately 65% of the net book value of the eligible manufactured housing units owned by two of our indirect wholly owned subsidiaries, ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”) and located in ARC’s communities, subject to certain other applicable borrowing base requirements. The facility bears interest at a variable rate based on a spread of 4.25% over the one-month LIBOR (8.95% at March 31, 2006). The facility matures September 30, 2008.

The line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. The minimum tangible net worth required is $425.0 million through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of March 31, 2006 with all financial covenants under the amended line of credit. Borrowings under the Lease Receivables Facility are secured by an assignment of all lease receivables and rents, an assignment of the underlying manufactured homes and a pledge by ARCHC LLC and ARC Housing GP LLC of 100% of the outstanding equity in Housing. Interest is payable monthly.

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

In connection with the sale and issuance of the notes and pursuant to a registration rights agreement, ARC filed a registration statement with the SEC with respect to the notes. In the event that the registration statement was not declared effective by the SEC within 180 days of the closing of the sale of the notes, which occurred on August 9, 2005, the holders of the notes are entitled to receive liquidated damages. The 180-day period expired on February 5, 2006 prior to the registration statement being declared effective.

As a result of this registration effectiveness default, the holders of the notes are entitled to liquidated damages to be paid for each day following the default until the registration statement is declared effective in an amount equal to 0.25% of the principal amount of the notes on an annual basis for the first 90 days following the default. The rate increases to 0.50% (the maximum annual rate) of the principal amount on and after the 91st day following the default. Liquidated damages incurred through March 31, 2006 are approximately $35,700 and are reflected in the consolidated statement of operations as interest expense. The registration statement became effective prior to the end of the 90-day period.

We have determined that, subsequent to the initial declaration of effectiveness of the registration statement, it is extremely unlikely that any events will occur that could trigger the payment of any additional liquidated damages. Accordingly, the registration rights agreement was valued a nominal value at inception.

D.A.M. PPU Notes Payable Due 2006

According to the terms of our Series “B” PPUs, in July 2005 the Series “B” PPU holders requested redemption of their units, and the Operating Partnership elected to repurchase them for approximately $2.5 million in cash and notes payable totaling approximately $5.0 million. A principal payment of approximately $2.5 million plus interest accrued at 7.00% was made on January 18, 2006 and the final payment of approximately $2.5 million plus interest accrued at 7.00% is due on July 18, 2006.

5. Loss per share

The following table reflects the calculation of loss per share on a basic and diluted basis (amounts in thousands, except per share information):

	Three Months Ended March 31,
	2006	2005
Loss per share from continuing operations:
Loss from continuing operations	$(12,685)	$(13,363)
Preferred stock dividends	(2,578)	(2,578)
Net loss from continuing operations	$(15,263)	$(15,941)
Weighted average share information:
Common shares outstanding	41,179	40,876
Basic loss per share from continuing operations	$(0.37)	$(0.39)
Diluted loss per share from continuing operations	$(0.37)	$(0.39)
Income (loss) per share from discontinued operations:
Income from discontinued operations	$1,807	$803
Gain (loss) on sale of discontinued operations	10,296	(730)
Income tax expense on discontinued operations	(371)	—
Minority interest in discontinued operations	(416)	(4)
Net income from discontinued operations	$11,316	$69
Basic income per share from discontinued operations	$0.27	$—
Diluted income per share from discontinued operations	$0.27	$—
Loss per share to common stockholders:
Net loss to common stockholders	$(3,947)	$(15,872)
Basic loss per share to common stockholders	$(0.10)	$(0.39)
Diluted loss per share to common stockholders	$(0.10)	$(0.39)
Equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Operating partnership units(a)	1,616	2,403
Preferred partnership units(b)	1,680	1,987
Restricted stock	11	14
Total	3,307	4,404

(a)           From March 31, 2005 through March 31, 2006, we redeemed a weighted average of 787,000 operating partnership units.

(b)          In July 2005 we redeemed all of the Series B preferred partnership units (see our Form 10-K for the year ended December 31, 2005).

6. Property Operations Expense

During the three months ended March 31, 2006 and 2005, we incurred property operations expense as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Utilities and telephone	$7,211	$7,099
Salaries and benefits	5,024	5,543
Repairs and maintenance	1,819	2,424
Insurance	868	922
Bad debt expense	400	692
Professional services	311	343
Office supplies	164	260
Advertising	28	162
Other operating expense	744	954
	$16,569	$18,399

7. Retail Home Sales, Finance, Insurance and Other Operating Expense

During the three months ended March 31, 2006 and 2005, we incurred retail home sales, finance, insurance and other operating expense as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Salaries and benefits	$699	$1,263
Lease commissions	581	307
Insurance	50	79
Professional services	233	155
Advertising	168	1,111
Other operating expense	205	462
	$1,936	$3,377

8. General and Administrative Expense

During the three months ended March 31, 2006 and 2005, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Salaries and benefits	$2,744	$3,213
Travel	133	440
Professional services	631	990
Telephone	65	99
Office supplies	116	122
Insurance	257	117
Rent	64	69
Other administrative expense	411	444
	$4,421	$5,494

9.  Discontinued Operations

As of December 31, 2005, the Company held 38 communities as discontinued operations and as of March 31, 2006 had closed sales for 27 of these communities, including the sale of our Desert Palms community, comprising $34.2 million of cash proceeds net of related debt, defeasance and other closing costs of $34.3 million. Subsequent to March 31, 2006, we closed an additional three communities for $10.8 million of cash proceeds net of related debt, defeasance and other closing costs of $4.0 million. We expect to close all the remaining sales transactions in 2006 and will continue to own and operate these communities through the date of sale. There can be no assurance, however, that the Company will close all of the remaining community sales, or, if they close, that they will close on the terms set forth in the contract with respect to each.

At December 31, 2004, the Company held 13 communities as discontinued operations and had closed sales for eleven of these communities during the first quarter of 2005, resulting in net proceeds to the Company of $12.4 million after selling commissions, sales expenses and the repayment of approximately $28.9 million of associated debt included in liabilities related to assets held for sale, and other required debt payments. The Company closed sales on the remaining communities in April 2005 and February 2006, resulting in net proceeds to the Company of $0.8 million and $0.5 million, respectively, after selling commissions, sales expenses and the repayment of associated debt and other required debt payments.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities designated as held for sale and not sold have been classified as discontinued operations as of March 31, 2006 and December 31, 2005. We have included $68.9 million and $122.3 million of net assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively, and $31.1 million and $50.0 million, respectively, of mortgage notes payable and other obligations related to these communities as liabilities related to assets held for sale. In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying statements of operations for the three months ended March 31, 2006 and 2005 and recorded a gain of $10.3 million and loss of $0.7 million, respectively, related to the sale of the discontinued operations for the quarters ended March 31, 2006 and 2005 in connection with these sales.

The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	March 31, 2006	December 31, 2005
Assets Held for Sale
Rental and other property, net	$65,227	$121,774
Tenant, notes and other receivables, net	291	662
Loan origination costs	357	752
Goodwill	3,524	6,481
Lease intangibles and customer relationships, net	755	1,102
Prepaid expenses and other assets	148	364
Reserve for loss on sales of communities	(1,397)	(8,850)
	$68,905	$122,285
Liabilities Related to Assets Held for Sale
Notes payable	$30,203	$48,192
Accounts payable and accrued expenses	344	563
Tenant deposits and other liabilities	577	1,252
	$31,124	$50,007

	Three Months Ended March 31,
	2006	2005
Statement of Operations
Revenue	$5,078	$7,153
Operating expenses	(3,271)	(6,350)
Income from discontinued operations	$1,807	$803

10.  Commitments and Contingencies

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

11. Segment Information

We operate in three business segments—real estate, retail home sales, and finance and insurance. A summary of our business segment information is shown below (in thousands):

	Three Months Ended March 31,
	2006	2005
Total revenue
Real estate	$57,559	$51,511
Retail home sales	2,687	7,526
Finance and insurance	389	137
	60,635	59,174
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	21,747	22,396
Retail home sales	3,521	10,382
Finance and insurance	747	428
	26,015	33,206
Net segment income(a)
Real estate	35,812	29,115
Retail home sales	(834)	(2,856)
Finance and insurance	(358)	(291)
	34,620	25,968
Property management expense	1,592	2,145
General and administrative expense	4,421	5,494
Interest expense
Real estate	16,938	13,543
Retail home sales	273	362
Corporate and other	2,543	1,885
	19,754	15,790
Amortization expense	1,397	1,536
Depreciation expense
Real estate	19,277	14,712
Retail home sales	1	6
Finance and insurance	—	2
Corporate and other	1,029	119
	20,307	14,839

(a)           Net segment income represents total revenues less expenses for property operations, real estate taxes, cost of manufactured homes sold and retail home sales, finance, insurance and other operations. Net segment income is a measure of the performance of the properties before the effects of the following expenses:  property management, general and administrative, depreciation, amortization, interest expense and the effect of discontinued operations.

	Three Months Ended March 31,
	2006	2005
Loss on sale of airplane	541	—
Net consumer finance interest expense	—	446
Interest income	(423)	(373)
Loss before allocation to minority interest	(12,969)	(13,909)
Minority interest	284	546
Loss from continuing operations	(12,685)	(13,363)
Income (loss) from discontinued operations	1,807	803
Loss on sale of discontinued operations	10,296	(730)
Income taxes on discontinued operations	(371)	—
Minority interest in discontinued operations	(416)	(4)
Net loss	(1,369)	(13,294)
Preferred stock dividend	(2,578)	(2,578)
Net loss attributable to common stockholders	$(3,947)	$(15,872)

	March 31, 2006	December 31, 2005
Identifiable assets
Real estate	$1,587,721	$1,642,214
Retail home sales	20,112	28,843
Finance and insurance	27,391	27,689
Corporate and other	23,619	29,735
	$1,658,843	$1,728,481
Notes payable
Real estate	$961,469	$991,368
Retail home sales	7,110	14,368
Finance and insurance	18,188	18,607
Corporate and other	126,133	128,655
	$1,112,900	$1,152,998

12. Income Taxes

The Company has determined that certain sales of properties that will close during the year ending December 31, 2006 will result in gains for Federal income tax purposes. In certain circumstances, gains on sales of properties by companies taxed as a REIT may result in a Federal income tax liability equal to the amount of the gain for Federal income tax purposes (a 100% tax rate). As a result, on March 30, 2006, the Company elected not to be taxed as a REIT for the year ending December 31, 2006.

At March 31, 2006, the Company has net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $354 million and $339 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2025. The net operating loss carry-forwards for regular Federal income tax purposes at December 31, 2005 offset the regular taxable earnings for the quarter ending March 31, 2006. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period. Therefore, alternative minimum tax was incurred in the first quarter of 2006 by the Company as a result of this change in tax status.

Based on our estimated composite Federal and state tax rate of 40%, we recorded as of March 31, 2006, a deferred tax asset of approximately $151.3 million less a valuation allowance reserve of approximately $76.1 million and deferred tax liabilities of approximately $75.2 million. We could experience circumstances in the future that result in a non-cash income tax benefit based on the timing of recognition of the tax benefit of our operating losses carried forward from prior years. Under current IRS rules, we can elect to return to REIT status after five years. There can be no assurances that the tax laws and regulations will not change or that we will change our REIT election status in five years.

The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended March 31, 2006
	Continuing Operations	Discontinued Operations	Total
Current tax expense	$—	$371	$371
Deferred tax expense	—	—	—
Provision for income taxes	$—	$371	$371

The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Three Months Ended March 31, 2006
	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$(4,440)	$4,091	$(349)
Permanent differences	724	—	724
State taxes	(634)	584	(50)
Increase (decrease) in valuation allowance	4,350	(4,304)	46
Provision for income taxes	$—	$371	$371

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	March 31, 2006	December 31, 2005
Deferred Tax Assets
Net operating loss carryforwards	$141,752	$146,005
Subsidiary basis	622	622
Prepaid rent	327	343
Loan loss reserve	194	373
Allowance for doubtful accounts	336	366
Tax basis goodwill	3,665	3,795
Notes payable	2,109	2,202
Accrued liabilities	695	990
Other	1,189	1,205
Alternative minimum tax credit	371	—
Valuation allowance	(76,098)	(76,052)
Total gross deferred tax assets	$75,162	$79,849
Deferred Tax Liabilities
Rental and other property, net	$69,762	$73,700
Lease intangibles and customer relationships	4,569	5,176
Deferred commissions	740	842
Other	91	131
Total gross deferred tax liabilities	$75,162	$79,849

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-Q and the financial information set forth in the tables below.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that we expect or anticipate will or may occur in the future, where statements are preceded by, followed by or include the words “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our ability to obtain future financing arrangements, estimates relating to our future distributions, our understanding of our competition, market trends, projected capital expenditures, the impact of technology on our products, operations and business, are forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. These risks could cause actual results to vary materially from our forward-looking statements along with the risks disclosed in the section of this report entitled “Risk Factors” and the following factors:

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

•       issues arising from our decision not to continue to maintain our status as a real estate investment trust (“REIT”);

•       the impact of the tax code and rules on our balance sheet and business operations;

•       our ability to pay dividends or make other distributions to our stockholders and the Partnership’s unitholders;

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

GENERAL STRUCTURE OF THE COMPANY

We are a fully integrated, self-administered and self-managed corporation focused on the operation of primarily all-age manufactured home communities. We also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners’ insurance and other related insurance products. We conduct substantially all of our activities through our Operating Partnership, of which we are the sole general partner and in which we hold a 96.5% ownership interest as of March 31, 2006.

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

RECENT DEVELOPMENTS

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

In February and March 2006, the Company closed on 27 previously contracted community sales transactions, including the sale of our Desert Palms community, comprising $34.2 million of cash proceeds net of related debt, defeasance and other closing costs of $34.3 million. We expect to close all the remaining sales transactions in 2006 and will continue to own and operate these communities through the date of sale. There can be no assurance, however, that the Company will close all of the remaining community sales, or, if they close, that they will close on the terms set forth in the contract with respect to each.

The Company has determined that certain sales of properties anticipated to close during the year ending December 31, 2006 will result in gains for Federal income tax purposes. In certain circumstances, gains on sales of properties by companies taxed as a REIT may result in a Federal income tax liability equal to the amount of the gain for Federal income tax purposes (a 100% tax rate). As a result, on March 30, 2006, the Company elected not to be taxed as a REIT for the year ending December 31, 2006.

On March 2, 2006, the board of directors declared a quarterly cash dividend of $0.515625 per share for its Series A Cumulative Redeemable Preferred Stock, and $0.39 per unit on the Series C Preferred Operating Partnership Units of Affordable Residential Communities LP. The dividends are payable on April 28, 2006 to shareholders of record on April 14, 2006. The Board reviews the payment of dividends on a quarterly basis.

On May 5, 2006, our registration statement filed with respect to our senior exchangeable notes was declared effective.

OVERVIEW OF RESULTS

For the quarter ended March 31, 2006, net loss attributable to common stockholders was $3.9 million or $0.10 per share, as compared to a net loss attributable to common stockholders of $15.9 million or $0.39 per share for the same period in 2005. Excluding gains on sales of discontinued operations of $10.3 million, our first quarter net loss attributable to common stockholders declined year-over-year by $1.6 million. Revenue in our real estate segment increased to $57.6 million from $51.5 million for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. Real estate segment expenses for the three months ended March 31, 2006 decreased to $21.7 million, as compared with $22.4 million for the three months ended March 31, 2005. As a result, real estate net segment income increased 23.0% to $35.8 million from $29.1 million for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. See Real Estate Net Segment Income included hereinafter in this section for definitions of real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measure.

Total portfolio occupancy averaged 83.6% and 81.8% for the three months ended March 31, 2006 and 2005, respectively, and was 83.7% and 82.1% as of March 31, 2006 and 2005, respectively. The increases are due mainly to the initiatives to increase occupancy during 2005 when we aggressively marketed sales of manufactured homes and spent in excess of $50 million on community improvements to drive occupancy.

The following table summarizes our occupancy net activity for the three months ended March 31:

	Three Months Ended March 31,
	2006	2005
Homeowner activity:
Homeowner move ins	255	252
Homeowner move outs	(552)	(690)
Home sales	132	741
Repossession move outs	(318)	(607)
Net homeowner activity	(483)	(304)
Home renter activity:
Home renter move ins	927	838
Home renter lease with option to purchase move ins	388	793
Home renter move outs	(836)	(1,037)
Net home renter activity	479	594
Net activity	(4)	290
The following reconciles the above activity to the period end occupied homesites
Net homeowner activity	(483)	(304)
Occupied homeowner sites, beginning of period	40,829	42,240
Occupied homeowner sites, end of period	40,346	41,936
Net home renter activity	479	594
Occupied home renter sites, beginning of period	7,491	5,422
Occupied home renter sites, end of period	7,970	6,016
Total occupied homesites, end of period	48,316	47,952
Total occupancy percentage(a)	83.7%	82.1%

(a)           The Company removed a total of 814 lots from its homesite count from March 31, 2005 to December 31, 2005 as part of its ongoing review of operations.

On March 31, 2006, our total home inventory was 9,361 homes. In the first quarter of 2006, as compared with the same period of 2005, our sales of manufactured homes declined primarily due to increased leasing activity. We expect increased sales and leasing activity in the coming months due to our continued focus on affordable price points, marketing, training of our employees and the availability of chattel financing through our consumer finance program.  In the three months ended March 31, 2006, we sold 132 manufactured homes from our home inventory, compared with 741 for the same period in 2005.

BUSINESS OBJECTIVES, PROPERTY MANAGEMENT AND OPERATING STRATEGIES

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

Presence in Key Markets.   As of March 31, 2006, approximately 74% of our homesites are located in our 20 largest markets. We believe we have a leading market share in 15 of these markets, based on number of homesites. Increasing our presence and market share enables us to (i) achieve operating efficiencies and economies of scale by leveraging our local property management infrastructure and other operating overhead over a larger number of communities and homesites, (ii) provide potential residents with a broader range of affordable housing options in their market, (iii) increase our visibility and brand recognition and leverage advertising costs and (iv) obtain more favorable terms and faster turnaround time on construction, renovation, repairs and home installation services. We believe the continuing significant size and geographic diversity of our portfolio reduces our exposure to risks associated with geographic concentration, including the risk of economic downturns or natural disasters in any one market in which we operate.

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

THE PROPERTIES

As of March 31, 2006, our portfolio consisted of 278 manufactured home communities (net of 11 communities classified as discontinued operations, see Note 9 in the accompanying financial statements) comprising 57,699 homesites located in 24 states and 59 markets, primarily oriented toward all-age living. Our five largest markets are Dallas/Fort Worth, Texas, with 12.4% of our total homesites; Atlanta, Georgia, with 8.6% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas, with 4.2% of our total homesites.

As of March 31, 2006, our communities had an occupancy rate of 83.7%, and the average monthly rental income per occupied homesite was $354. Homesite leases by homeowners generally are month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of March 31, 2006:

Markets(1)	Number of Total Homesites	Percentage of Total Homesites	Occupancy 03/31/06	Rental Income Per Occupied Homesite Per Month(2) 03/31/06
Dallas—Ft. Worth, TX	7,181	12.4%	80.4%	$384
Atlanta, GA	4,967	8.6%	89.1%	387
Salt Lake City, UT	3,796	6.6%	92.6%	364
Front Range of CO	3,290	5.7%	84.0%	460
Kansas City—Lawrence—Topeka, MO—KS	2,424	4.2%	87.2%	315
Jacksonville, FL	2,258	3.9%	90.7%	371
Wichita, KS	2,162	3.7%	64.6%	301
Orlando, FL	1,986	3.4%	92.8%	383
St. Louis, MO—IL	1,914	3.3%	79.1%	312
Oklahoma City, OK	1,891	3.3%	80.1%	317
Greensboro—Winston Salem, NC	1,396	2.4%	67.0%	296
Davenport—Moline—Rock Island, IA—IL	1,382	2.4%	86.9%	295
Elkhart—Goshen, IN	1,209	2.1%	88.5%	383
Charleston—North Charleston, SC	1,184	2.1%	83.0%	307
Raleigh—Durham—Chapel Hill, NC	1,092	1.9%	90.3%	385
Sioux City, IA—NE	994	1.7%	79.6%	330
Syracuse, NY	939	1.6%	61.3%	380
Des Moines, IA	859	1.5%	88.0%	353
Flint, MI	838	1.5%	72.9%	395
Pueblo, CO	752	1.3%	67.0%	331
Subtotal—Top 20 Markets	42,514	73.7%	83.1%	364
All Other Markets	15,185	26.3%	85.6%	329
Total / Weighted Average	57,699	100.0%	83.7%	$354

(1)          Markets are defined by our management.

(2)          Rental Income is defined as homeowner rental income, home renter rental income and other rental income reduced by move-in bonuses and rent concessions.

COMMUNITIES

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

The following table presents certain information relative to our real estate segment as of and for the three months ended March 31, 2006 and 2005 (in thousands, except home, community and income and revenue per unit information):

	Real Estate Segment(4)
	2006	2005
Three Months Ended March 31:
Average total homesites	57,669	58,408
Average total rental homes	9,343	7,595
Average occupied homesites—homeowners	40,570	42,142
Average occupied homesites—rental homes	7,637	5,649
Average total occupied homesites	48,207	47,791
Average occupancy—rental homes	81.7%	74.4%
Average occupancy—total	83.6%	81.8%
Real estate revenue
Homeowner rental income	$37,189	$35,817
Home renter rental income	13,825	10,550
Other	216	284
Rental income	51,230	46,651
Utility and other income	6,329	4,860
Total real estate revenue	57,559	51,511
Real estate expenses
Property operations expenses	16,569	18,399
Real estate taxes	5,178	3,997
Total real estate expenses	21,747	22,396
Real estate net segment income	$35,812	$29,115
Average monthly rental income per total occupied homesite(1)	$354	$325
Average monthly homeowner rental income per homeowner occupied homesite(2)	$306	$283
Average monthly home renter income per occupied rental home(3)	$603	$623
As of March 31:
Total communities	278	278
Total homesites	57,699	58,392
Occupied homesites	48,316	47,952
Total rental homes owned	9,361	7,665
Occupied rental homes	7,970	6,016

(1)          Average monthly rental income per occupied homesite is defined as rental income divided by average total occupied homesites divided by the number of months in the period.

(2)          Average monthly homeowner rental income per homeowner occupied homesite is defined as homeowner rental income divided by average homeowner occupied homesites divided by the number of months in the period.

(3)          Average monthly home renter income per occupied rental home is defined as home renter rental income divided by average occupied rental homes divided by the number of months in the period.

	Three Months Ended March 31,
	2006	2005
Net segment income:
Real estate	$35,812	$29,115
Retail home sales	(834)	(2,856)
Finance and insurance	(358)	(291)
	34,620	25,968
Other expenses:
Property management	1,592	2,145
General and administrative	4,421	5,494
Depreciation and amortization	21,704	16,375
Loss on sale of airplane	541	—
Net consumer finance interest expense	—	446
Interest expense	19,754	15,790
Total other expenses	48,012	40,250
Interest income	(423)	(373)
Loss before allocation to minority interest	(12,969)	(13,909)
Minority interest	284	546
Loss from continuing operations	(12,685)	(13,363)
Income from discontinued operations	1,807	803
Gain (loss) on sale of discontinued operations	10,296	(730)
Income tax expense on discontinued operations	(371)	—
Minority interest in discontinued operations	(416)	(4)
Net loss	(1,369)	(13,294)
Preferred stock dividend	(2,578)	(2,578)
Net loss attributable to common stockholders	$(3,947)	$(15,872)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Revenue.   Revenue for the three months ended March 31, 2006 was $60.6 million, as compared to $59.2 million for the three months ended March 31, 2005, an increase of $1.4 million, or 2%. Rental income increased by $4.6 million, primarily as a result of $3.2 million from higher home renter rental income and $2.7 million from increased rental rates, partially offset by $1.3 million from decreased homeowner occupancy. Revenue from the sale of manufactured homes decreased by $4.9 million as the Company sold 609 fewer homes in the first quarter of 2006, as compared to the same quarter last year. The reduction in volume primarily resulted from the procedures we implemented to increase the sales pricing of our homes. Utility and other income increased by $1.6 million due to our increased focus on utility recovery.

Property Operations Expense.   For the three months ended March 31, 2006, total property operations expense was $16.6 million, as compared to $18.4 million for the three months ended March 31, 2005, a decrease of $1.8 million, or 10%. The decrease primarily is due to decreases in: a) salaries and benefits of $0.5 million, or 9%; b) repairs and maintenance of $0.6 million, or 25%; c) bad debt expense of $0.3 million, or 42%; and d) other expense of $0.4 million.

Real Estate Taxes Expense.   Real estate taxes expense for the three months ended March 31, 2006 was $5.2 million, as compared to $4.0 million for the three months ended March 31, 2005, an increase of $1.2 million or 30%. The increase primarily is due to higher property tax assessments. A portion of the increase also relates to a higher number of manufactured homes subject to property tax assessments in the current year.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $2.3 million for the three months ended March 31, 2006, as compared to $7.4 million for the three months ended March 31, 2005, a decrease of $5.1 million. The decrease primarily was due to the decrease in the number of manufactured homes sold, as discussed above. The Company experienced a net gain on the sale of manufactured homes of $0.3 million and $0.1 million, respectively, in the quarters ended March 31, 2006 and 2005.

Retail Home Sales, Finance, Insurance and Other Operations Expense.   For the three months ended March 31, 2006, total retail home sales, finance, insurance and other operations expense was $1.9 million as compared to $3.4 million for three months ended March 31, 2005, a decrease of $1.5 million. This decrease primarily is due to the down-sizing of our sales and marketing organization in which we terminated over 150 employees in the fourth quarter of 2005, primarily in sales management.

Property Management Expense.   Property management expense for the three months ended March 31, 2006 was $1.6 million, as compared to $2.1 million for the three months ended March 31, 2005, a decrease of $0.5 million, or 26%. The decrease primarily is due to a reduction in travel and advertising expense.

General and Administrative Expense.   General and administrative expense for the three months ended March 31, 2006 was $4.4 million, as compared to $5.5 million for the three months ended March 31, 2005, a decrease of $1.1 million, or 20%. The decrease primarily was due to a reduction in salaries and benefits and the related travel expenses.

Depreciation and Amortization Expense.   Depreciation and amortization expense for the three months ended March 31, 2006 was $21.7 million, as compared to $16.4 million for the three months ended March 31, 2005, an increase of $5.3 million, or 33%. The increase primarily is due to depreciation on the significant amount of mobile homes and community improvements placed in service during 2005.

Loss on Sale of Airplane.   During the quarter ended March 31, 2006, the Company sold one of its two aircraft for $1.2 million in cash, incurring a loss on the sale of approximately $0.5 million.

Interest Expense.   Interest expense for the three months ended March 31, 2006 was $19.8 million, as compared to $15.8 million for the three months ended March 31, 2005, an increase of $4.0 million, or 25%. The increase is due to a higher outstanding average debt balance of approximately $125 million, as well as higher effective weighted average interest rates on our variable rate debt.

Minority Interest.   Minority interest for the three months ended March 31, 2006 was $0.3 million as compared to $0.5 million for the three months ended March 31, 2005, a decrease of $0.2 million, or 48%. The decrease primarily was due to a decrease in the minority interest share of our net loss to 3.5% from 5.6% for the first quarter of 2005.

Discontinued Operations.   On December 15, 2005, the Company held an auction in which it offered 71 communities for sale. Following the auction, the Company entered into contracts to sell 30 of these communities and continues to market an additional eight communities for sale through private party transactions or through brokers. As of March 31, 2006 the Company has closed 27 of these transactions, including the sale of our Desert Palms community, comprising $34.2 million of cash proceeds net of related debt, defeasance and other closing costs of $34.3 million. A gain of $10.3 million was recorded on the sales of these communities in the first quarter of 2006.

Preferred Stock Dividend.   On March 2, 2006, the ARC board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 28, 2006, amounting to $2.6 million. For the quarter ended March 31, 2005, the dividend declared also was $0.5156 per share, or $2.6 million.

Net Loss Attributable to Common Stockholders.   As a result of the foregoing, our net loss attributable to common stockholders was $3.9 million for the three months ended March 31, 2006, as compared to $15.9 million for the three months ended March 31, 2005, an increase of $12.0 million or 75%. Excluding the gain on sale of discontinued operations of $10.3 million, our net loss decreased $1.6 million, or 10%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had approximately $31 million of cash and cash equivalents and $34.2 million available under the terms of the lease receivables line of credit. This reflects the use of a significant portion of the excess net cash proceeds from the sale 27 communities in the first quarter of 2006 to repay certain mortgage and floorplan and other indebtedness. As of March 31, 2006, we closed sales transactions for 27 of the 38 communities we held as discontinued as of December 31, 2005, including the sale of the Desert Palms community, and obtained cash proceeds of $34.2 million net of related debt repayment and defeasance and other costs of $34.3 million.

Our plan for 2006 is to (i) manage our results against our detailed, budget focused on operating effectiveness at the community level; (ii) adjust the price and cost structure of our marketing programs in the sales and leasing of homes; (iii) control our expense structure to fit the size of our company consistent with maintaining effective controls over the business; (iv) make capital expenditures as necessary and appropriate to keep our communities up to our standards; and (v) purchase homes for sale or lease as demand warrants and funds permit.

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

Our ability to obtain funding from time to time under the lease receivables facility, the floorplan line of credit and the consumer finance debt facility will be subject to certain conditions, and we make no assurance that we will continue to meet any or all of these conditions in the future. If we are unable to meet the conditions necessary to continue funding under these facilities, we may not be able to fund operations, capital expenditures, manufactured home sale consumer loans, manufactured home purchases and distributions on our preferred stock and our results of operations could be adversely affected.

We expect to meet our long-term liquidity requirements for the funding of potential community acquisitions, purchases of additional rental homes, purchase, sale and financing of homes to new residents in our communities, funding of distributions on our preferred stock and other capital improvements through net cash provided by operations, borrowings under secured and unsecured indebtedness, retail home sales and consumer finance debt. We expect to refinance our indebtedness as it comes due, and, in February 2006, we extended the maturity of our senior variable rate mortgage to February 2007 in accordance with the terms of the mortgage.

Based on present commitments and community sales plans, the Company believes it will be able to fund its debt service obligations, capital expenditures and home purchases from operating cash flows and the financing sources described above. However, we cannot assure that we will be able to complete the sales of the remaining communities currently held for sale, sell manufactured homes or refinance expiring credit lines. Should we not be able to obtain sufficient funds for these purposes, we may determine that it is necessary to substantially defer or eliminate some or all of our objectives that require these funds, including home purchases, consumer loans, and non-recurring capital expenditures.

CASH FLOWS

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Cash provided by operations was $3.9 million and $6.6 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash provided by operations for 2006 as compared to 2005 primarily was due to the payment of severance in the first quarter of 2006.

Cash provided by investing activities was $60.9 million in the three months ended March 31, 2006, compared with cash provided by investing activities of $6.7 million in the same period in 2005. The increase in cash from investing activities primarily was due to spending $24.5 million less on community improvements and receiving $23.4 million more from the sale of communities.

Cash used in financing activities was $61.4 million in the three months ended March 31, 2006, compared with cash used in financing activities of $5.7 million in the same period in 2005. The increase in cash used in financing activities primarily was due to the repayment of $80.9 million of debt, primarily in relation to the sales of communities, in the first quarter of 2006, compared with $51.5 million of debt repaid in the first quarter of 2005. Also, the first quarter of 2006 we received proceeds from the issuance of additional indebtedness of $23.0 million, as compared with $63.7 million in the first quarter of 2005. Partially offsetting this was the discontinuance of the payment of the common and OP unit dividends, which were paid in the first quarter of 2005 but were not paid in the first quarter of 2006.

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2006 and 2005. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

At March 31, 2006, we had approximately $1,112.9 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands):

	Principal Commitment			Interest Commitment			Total Debt Commitment
	Fixed	Variable	Total	Fixed	Variable	Total	Fixed	Variable	Total
2006	$14,822	$58,764	$73,586	$40,472	$17,677	$58,149	$55,294	$76,441	$131,735
2007	10,152	129,333	139,485	52,594	11,829	64,423	62,746	141,162	203,908
2008	54,244	93,688	147,932	50,424	7,443	57,867	104,668	101,131	205,799
2009	104,751	—	104,751	44,500	2,127	46,627	149,251	2,127	151,378
2010	13,246	—	13,246	42,322	2,127	44,449	55,568	2,127	57,695
Thereafter	602,847	25,780	628,627	198,591	51,564	250,155	801,438	77,344	878,782
Commitments	800,062	307,565	1,107,627	428,903	92,767	521,670	1,228,965	400,332	1,629,297
Unamortized premium	5,273	—	5,273	—	—	—	—	—	—
	$805,335	$307,565	$1,112,900	$428,903	$92,767	$521,670	$1,228,965	$400,332	$1,629,297

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

As of March 31, 2006, our total debt outstanding was approximately $1,112.9 million, comprised of approximately $805.3 million of indebtedness subject to fixed interest rates and approximately $307.6 million, or 28% of our total consolidated debt, subject to variable interest rates.

If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $308,000  annually.

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

The fair value of debt outstanding as of March 31, 2006 was approximately $1,118.4 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2006 (dollars in thousands):

	Amount of Debt	Percentage of Total Debt	Weighted Average Interest Rate
Fixed Rate Debt
Senior fixed rate mortgage due 2009	$89,155	8.0%	5.05%
Senior fixed rate mortgage due 2012	283,705	25.5%	7.35%
Senior fixed rate mortgage due 2014	195,550	17.6%	5.53%
Various individual fixed rate mortgages due 2006 through 2031	136,571	12.3%	7.23%
Senior exchangeable notes due 2025	96,600	8.7%	7.50%
D.A.M. Preferred Partnership Units due 2006	2,499	0.2%	7.00%
Other loans	1,255	0.1%	6.97%
	805,335	72.4%	6.65%
Variable Rate Debt
Senior variable rate mortgage due 2007	122,223	11.0%	7.83%
Revolving credit mortgage facility due 2006	58,764	5.3%	7.58%
Trust preferred securities due 2035	25,780	2.3%	8.25%
Consumer finance facility due 2008	18,188	1.6%	7.83%
Lease receivable facility due 2008	75,500	6.8%	8.95%
Floorplan lines of credit due 2007	7,110	0.6%	8.50%
	307,565	27.6%	8.11%
	$1,112,900	100.0%	7.05%

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
Date: May 10, 2006
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