Form 10-Q
period 2006-06-30
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2006-08-07
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the Registrant’s common stock outstanding at August 4, 2006 was 41,329,705.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
INDEX

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(in thousands, except share and per share data)
(unaudited)

	June 30, 2006	December 31, 2005
Assets
Rental and other property, net	$1,419,032	$1,454,689
Assets held for sale	28,814	130,733
Cash and cash equivalents	32,195	27,926
Restricted cash	6,648	7,022
Tenant and other receivables, net	4,449	3,945
Notes receivable, net	32,485	33,418
Loan origination costs, net	14,982	16,178
Loan reserves	38,635	35,088
Lease intangibles and customer relationships, net	9,259	12,055
Prepaid expenses and other assets	14,040	7,427
Total assets	$1,600,539	$1,728,481
Liabilities and Stockholders’ Equity
Notes payable	$1,063,784	$1,146,930
Liabilities related to assets held for sale	20,721	56,220
Accounts payable and accrued expenses	26,109	32,658
Dividends payable	1,903	1,887
Tenant deposits and other liabilities	16,345	14,789
Total liabilities	1,128,862	1,252,484
Minority interest	29,195	31,902
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 41,306,485 and 40,971,423 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	413	410
Additional paid-in capital	793,868	791,201
Accumulated other comprehensive income	—	583
Retained deficit	(470,907)	(467,207)
Total stockholders’ equity	442,482	444,095
Total liabilities and stockholders’ equity	$1,600,539	$1,728,481

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
Rental income	$52,047	$46,915	$103,040	$93,342
Sales of manufactured homes	2,993	16,390	5,666	23,854
Utility and other income	6,339	5,221	12,867	10,190
Net consumer finance interest income	245	—	424	—
Total revenue	61,624	68,526	121,997	127,386
Expenses
Property operations	16,299	18,121	32,754	36,418
Real estate taxes	5,028	4,070	10,168	8,037
Cost of manufactured homes sold	2,565	14,672	4,874	22,050
Retail home sales, finance and insurance	2,885	3,698	4,821	7,075
Property management	1,586	2,368	3,178	4,513
General and administrative	4,991	6,389	9,412	11,883
Depreciation and amortization	21,790	18,773	43,415	35,082
Loss on sale of airplane	—	—	541	—
Net consumer finance interest expense	—	204	—	650
Interest expense	20,016	17,044	39,605	32,742
Total expenses	75,160	85,339	148,768	158,450
Interest income	(448)	(269)	(871)	(641)
Loss before allocation to minority interest	(13,088)	(16,544)	(25,900)	(30,423)
Minority interest	284	628	562	1,172
Loss from continuing operations	(12,804)	(15,916)	(25,338)	(29,251)
Income from discontinued operations	659	266	2,309	1,039
Gain (loss) on sale of discontinued operations	15,613	52	25,909	(678)
Income tax expense on discontinued operations	(74)	—	(445)	—
Minority interest in discontinued operations	(569)	(17)	(979)	(19)
Net income (loss)	2,825	(15,615)	1,456	(28,909)
Preferred stock dividend	(2,578)	(2,578)	(5,156)	(5,156)
Net income (loss) attributable to common stockholders	$247	$(18,193)	$(3,700)	$(34,065)
Loss per share from continuing operations
Basic loss per share	$(0.37)	$(0.45)	$(0.74)	$(0.84)
Diluted loss per share	$(0.37)	$(0.45)	$(0.74)	$(0.84)
Income per share from discontinued operations
Basic income per share	$0.38	$—	$0.65	$0.01
Diluted income per share	$0.38	$—	$0.65	$0.01
Income (loss) per share attributable to common stockholders
Basic income (loss) per share	$0.01	$(0.45)	$(0.09)	$(0.83)
Diluted income (loss) per share	$0.01	$(0.45)	$(0.09)	$(0.83)
Weighted average share information
Basic shares outstanding	41,292	40,877	41,231	40,869

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(in thousands) (unaudited)

	Six Months
	Ended June 30,
	2006	2005
Cash flow from operating activities
Net income (loss)	$1,456	$(28,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,415	35,082
Adjustments to fair value for interest rate caps	(436)	227
Amortization of loan origination costs	3,045	3,421
Stock grant compensation expense	98	326
Partnership preferred unit distributions declared	552	786
Minority interest	(1,114)	(1,958)
Depreciation and minority interest included in income from discontinued operations	1,155	3,776
(Gain) loss on sale of discontinued operations	(25,909)	678
Loss on sale of airplane	541	—
Gain on sale of manufactured homes	(792)	(1,804)
Changes in operating assets and liabilities	(6,556)	(10,636)
Net cash provided by operating activities	15,455	989
Cash flow from investing activities
Purchases of manufactured homes	(6,693)	(68,300)
Proceeds from community sales	123,431	48,721
Proceeds from manufactured home sales	5,428	13,014
Proceeds from sale of airplane	1,170	—
Community improvements and equipment purchases	(2,055)	(32,605)
Restricted cash	374	3,609
Loan reserves	(3,547)	(4,227)
Net cash provided by (used in) investing activities	118,108	(39,788)
Cash flow from financing activities
Proceeds from issuance of debt	30,535	155,483
Repayment of debt	(147,372)	(94,352)
Deposits on refinance transaction	(4,900)	—
Payment of common dividends and OP unit distributions	—	(27,045)
Payment of preferred dividends	(5,156)	(5,156)
Payment of partnership preferred distributions	(552)	(786)
Repurchase of OP Units	—	(1,836)
Loan origination costs	(1,849)	(3,879)
Net cash (used in) provided by financing activities	(129,294)	22,429
Net increase (decrease) in cash and cash equivalents	4,269	(16,370)
Cash and cash equivalents, beginning of period	27,926	32,859
Cash and cash equivalents, end of period	$32,195	$16,489
Non-cash financing and investing transactions:
Notes receivable for manufactured home sales	$3,740	$11,402
Fair value of OP Units redeemed for common stock	$3,176	$—
Supplemental cash flow information:
Cash paid for interest	$40,187	$33,931

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                 Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Affordable Residential Communities Inc. is a Maryland corporation that is engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses including acting as agent in the sale of homeowners’ insurance and related products, all exclusively to residents in our communities. We were organized in July 1998 and operate primarily through Affordable Residential Communities LP (the “Operating Partnership” or “OP”) and its subsidiaries, of which we are the sole general partner and owned 96.5% as of June 30, 2006.

On March 30, 2006, the Company elected not to be taxed as a Real Estate Investment Trust (“REIT”) for the year ending December 31, 2006 primarily because, in certain circumstances, gains on sales of properties that the Company realized in 2006 could have resulted in a Federal income tax liability equal to the amount of the gain for Federal income tax purposes (a 100% tax rate) if the Company had elected to remain a REIT.

As of June 30, 2006, we owned and operated 276 communities (excluding 4 communities classified as discontinued operations, see Note 9) consisting of 57,359 homesites (net of 989 homesites classified as discontinued operations) in 24 states with occupancy of 83.5%. Our five largest markets are Dallas-Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, with 4.2% of our total homesites. We also conduct a retail home sales business.

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

The interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company, and all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that the recoverability of the net book value of the asset is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if an impairment adjustment is required. If this review indicates that the asset’s carrying amount will not be fully recoverable, we will reduce the carrying value of the asset to its estimated fair value. We recorded no impairment charges during the six months ended June 30, 2006 and 2005.

Restricted Stock Grants

During 2004 we granted 95,000 shares of restricted common stock that vest over five years. In June 2004, 42,500 of these restricted shares were forfeited and in October 2004, an additional 37,500 shares of restricted stock were forfeited pursuant to the terms of their issuance, leaving 15,000 restricted shares outstanding. During both of the six month periods ended June 30, 2006 and 2005, 3,000 shares vested leaving 9,000 shares unvested at June 30, 2006. We have recorded the unvested portion of the remaining 9,000 outstanding restricted shares as of June 30, 2006 in additional paid-in capital and are amortizing the balance ratably over the vesting period. We recorded $14,000 and $28,000, respectively, in compensation expense related to these restricted shares during both of the three and six month periods ended June 30, 2006 and 2005. In accordance with SFAS No. 123(R) (see Recent Statements of Financial Accounting Standards below) unearned compensation continues to be amortized over the vesting period but is now included as part of additional paid-in capital on the consolidated balance sheets. We expect that there will be no forfeitures of the unvested restricted stock outstanding at June 30, 2006.

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

Income Taxes

Deferred tax assets and liabilities are recorded for the estimated future tax effects of the temporary difference between the tax basis and book basis of assets and liabilities reported in the accompanying consolidated balance sheets. Deferred tax assets are reduced by a valuation allowance to the extent that their benefits are not expected to be realized. At June 30, 2006, a valuation allowance of $74.9 million was recorded to reduce deferred tax assets to the amount expected to be recoverable.

Accumulated Other Comprehensive Income and Comprehensive Loss

Amounts recorded in accumulated other comprehensive income as of December 31, 2005 represent unrecognized gains on our interest rate swap, which qualified as a cash flow hedge and was marked to market over the life of the instrument. Including these unrecognized gains or losses, our comprehensive loss for the three and six months ended June 30, 2006 was $0.2 million and $4.3 million, respectively, compared with a comprehensive loss of $18.5 million and $34.1 million, respectively, during the same periods in 2005. Our interest rate swap agreement expired in February 2006 and was not renewed.

Recent Statements of Financial Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) became effective on January 1, 2006 and we have adopted the standard using the modified prospective method. Since our only share based payments are nominal restricted stock issuance and shares issued to members of the board of directors as compensation, the implementation of SFAS No. 123(R) did not have a material impact on our financial position as of June 30, 2006 or our operations or cash flows for the three months ended June 30, 2006.

2.                 Common Stock, Preferred Stock and Minority Interest Related Transactions

On March 2, 2006, the board of directors declared a quarterly cash dividend of $0.515625 per share for its Series A Cumulative Redeemable Preferred Stock, and $0.39 per unit on the Series C Preferred Operating Partnership Units of Affordable Residential Communities LP. The dividends were paid on April 28, 2006 to shareholders of record on April 14, 2006. On June 8, 2006, the board of directors declared a quarterly cash dividend of $0.515625 per share for its Series A Cumulative Redeemable Preferred Stock, and $0.39 per unit on the Series C Preferred Operating Partnership Units of Affordable Residential Communities LP. The dividends were paid on July 28, 2006 to shareholders of record on July 14, 2006. The Board reviews the payment of dividends on a quarterly basis.

At June 30, 2006, minority interest consisted of 1,503,093 OP Units that were issued to various limited partners and 705,688 preferred partnership units (“PPUs”) issued on June 30, 2004 as part of the D.A.M. portfolio acquisition. Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a “Paired Equity Unit”) that allows each holder to vote an OP Unit on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash, or at our election, convertible into one share of our common stock. During the three and six months ended June 30, 2006, we converted approximately 14,000 and 328,000 OP Units, respectively, for an equal number of shares of our common stock valued at $141,400 and $3.2 million, respectively.

The PPUs outstanding as of June 30, 2006 consist of 705,688 Series “C” units. The Series “C” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series “C” PPUs can be redeemed at the option of the Operating Partnership for cash after the fifth anniversary of their issuance. Series “C” PPU holders can request redemption of their units after the two and a half year anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock, cash and/or a note payable, at the Operating Partnership’s option. As of June 30, 2006, we had accrued $183,773 of the Series “C” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “C” preferred unitholders through that date.

We have recorded an equity transfer adjustment between additional paid-in capital and the minority interest in our consolidated balance sheet as of June 30, 2006 to account for changes in the respective ownership in the underlying equity of the Operating Partnership.

The following summarizes the activity of the minority interest in the Operating Partnership (in thousands):

Minority interest at December 31, 2005	$31,902
Minority interest allocation	417
Transfer from stockholders’ equity	604
Redemption of OP Units	(3,176)
Distributions to PPU holders	(552)
Minority interest at June 30, 2006	$29,195

3.                 Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	June 30,	December 31,
	2006	2005
Land	$194,532	$194,557
Improvements to land and buildings	1,191,605	1,191,538
Rental homes and improvements	262,850	261,164
Furniture, equipment and vehicles	13,582	16,046
Subtotal	1,662,569	1,663,305
Less accumulated depreciation:
On improvements to land and buildings	(186,432)	(164,259)
On rental homes and improvements	(50,052)	(37,077)
On furniture, equipment and vehicles	(7,053)	(7,280)
Rental and other property, net	$1,419,032	$1,454,689

4.                 Notes Payable

The following table sets forth certain information regarding our notes payable (in thousands):

	June 30,	December 31,
	2006	2005
Senior fixed rate mortgage due 2009, 5.05% per annum	$87,237	$89,512
Senior fixed rate mortgage due 2012, 7.35% per annum	279,761	286,433
Senior fixed rate mortgage due 2014, 5.53% per annum	194,169	196,270
Senior variable rate mortgage due 2007, one-month LIBOR plus 3.00% per annum (8.33% at June 30, 2006)	116,757	126,895
Various individual fixed rate mortgages due 2006 through 2031, averaging 7.23% per annum at June 30, 2006	135,829	150,104
Revolving credit mortgage facility due 2006, one-month LIBOR plus 2.75% per annum (8.08% at June 30, 2006)	58,764	58,764
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (9.00% at June 30, 2006)	4,513	14,188
Trust preferred securities due 2035, three-month LIBOR plus 3.25% per annum (8.73% at June 30, 2006)	25,780	25,780
Consumer finance facility due 2008, one-month LIBOR plus 3.00% per annum (8.33% at June 30, 2006)	19,345	18,607
Lease receivable facility due 2008, one-month LIBOR plus 4.125% per annum (9.46% at June 30, 2006)	41,300	77,500
Senior exchangeable notes due 2025, 7.50% per annum	96,600	96,600
D.A.M. PPU notes payable due 2006, 7.00% per annum	2,499	4,999
Other loans	1,230	1,278
	$1,063,784	$1,146,930

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

Senior Fixed Rate Mortgage Due 2012

The Senior Fixed Rate Mortgage due 2012 is an obligation of certain of our special purpose real property subsidiaries and is collateralized by 98 manufactured home communities. The Senior Fixed Rate Mortgage due 2012 bears interest at a fixed rate of 7.35% per annum, is amortized based on a 30-year schedule and matures on May 1, 2012. Pursuant to the terms of the mortgage agreement, we have established reserves relating to the mortgaged properties for real estate taxes, insurance, capital spending and property operating expenditures. The Senior Fixed Rate Mortgage due 2012 contains customary defeasance-based prepayment penalties for repayments made prior to maturity.

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

Senior Variable Rate Mortgage Due 2007

In February 2006, we extended the maturity of our Senior Variable Rate Mortgage to February 2007 in accordance with the terms of the mortgage. On July 11, 2006, we entered into a $230 million mortgage debt facility. Approximately $117 million of the proceeds were used to repay our Senior Variable Rate Mortgage. The Loan Agreement is comprised of two components (collectively, the “Loan”): a $170 million 10-year fixed rate mortgage debt component and a $60 million 3-year floating rate mortgage debt component with two one-year (no-fee) extension options. The fixed rate component bears interest at 6.239% and requires interest-only payments for the term of the loan. The floating rate component is adjusted monthly, bears interest at one-month LIBOR plus 80 basis points and requires interest-only payments for the term of the loan.

Various Individual Fixed Rate Mortgages

We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition as follows:

a)               Mortgages assumed as part of individual property purchases. These notes total approximately $39.8 million at June 30, 2006, mature from 2006 ($5.2 million in 2006) through 2028 and have an average effective interest rate of 7.46%. These mortgages are secured by 13 specific manufactured home communities.

b)              Mortgages assumed in conjunction with the Hometown acquisition. These notes total approximately $67.8 million, mature from 2008 through 2031 and carry an average effective interest rate of 7.12%. These mortgages are secured by 12 specific manufactured home communities and subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage.

c)               Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $28.2 million, mature in 2008 and carry an average effective annual interest rate of 7.18%. These mortgages are secured by 24 specific manufactured home communities.

Revolving Credit Mortgage Facility

On July 11, 2006, we entered into a $230 million mortgage debt facility. Approximately $59 million of the proceeds were used to repay our Revolving Credit Mortgage Facility. The Loan Agreement is comprised of two components (collectively, the “Loan”): a $170 million 10-year fixed rate mortgage debt component and a $60 million 3-year floating rate mortgage debt component with two one-year (no-fee) extension options. The fixed rate component bears interest at 6.239% and requires interest-only payments for the term of the loan. The floating rate component is adjusted monthly, bears interest at one-month LIBOR plus 80 basis points and requires interest-only payments for the term of the loan.

Floorplan Lines of Credit

Our floorplan line of credit provides for borrowings of up to $35.0 million, secured by manufactured homes in inventory. Under the lines of credit, the lender will advance 75% of the cost of manufactured homes. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the lines of credit bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 9.00% at June 30, 2006) based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The lines of credit require us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. The minimum tangible net worth required is $425.0 million through December 31, 2006, and $385.0 million from January 1, 2007 through September 13, 2007, the due date of the line. We are in compliance with all financial covenants of the line of credit as of June 30, 2006. The line of credit is subject to an annual commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

Trust Preferred Securities Due 2035

On March 15, 2005, the Company issued $25.8 million in unsecured trust preferred securities. The $25.8 million trust preferred securities bear interest at three-month LIBOR plus 3.25% (8.73% at June 30, 2006). Interest on the securities is paid on the 30th of March, June, September and December of each year. The Company may redeem these securities on or after March 30, 2010 in whole or in part at principal amount plus accrued interest. The securities are mandatorily redeemable on March 15, 2035 if not redeemed sooner.

Consumer Finance Facility

The Consumer Finance Facility has a total commitment of $125.0 million and a term of four years. This facility is an obligation of a subsidiary of our Operating Partnership, and borrowings under this facility are secured by manufactured housing conditional sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility ($19.3 million as of June 30, 2006). The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR (8.33% at June 30, 2006). During the quarter, we paid a commitment fee of 1.00% on the original committed amount and 0.75% of the amended committed amount and will pay additional annual commitment fees payable on each anniversary of the closing. Advances under the facility are subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

The line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. The minimum tangible net worth required is $425.0 million through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of June 30, 2006 with all financial covenants under the line of credit.

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

Lease Receivables Facility

The Company has a $150.0 million secured revolving credit facility (the “Lease Receivables Facility”) which we use to finance the purchase of manufactured homes and for general corporate purposes. Pursuant to the agreement, borrowings are limited to approximately 65% of the net book value of the eligible manufactured housing units owned by two of our indirect wholly owned subsidiaries, ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”) and located in ARC’s communities, subject to certain other applicable borrowing base requirements. The facility bears interest at a variable rate based on a spread of 4.125% over the one-month LIBOR (9.46% at June 30, 2006). The facility matures September 30, 2008.

The line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. The minimum tangible net worth required is $425.0 million through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of June 30, 2006 with all financial covenants under the amended line of credit. Borrowings under the Lease Receivables Facility are secured by an assignment of all lease receivables and rents, an assignment of the underlying manufactured homes and a pledge by ARCHC LLC and ARC Housing GP LLC of 100% of the outstanding equity in Housing. Interest is payable monthly.

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

In connection with the sale and issuance of the notes, ARC is required to maintain the effectiveness of a registration rights agreement with the SEC with respect to the notes after February 5, 2006 (or 180 days following the issuance of the notes) or pay liquidated damages to the holders of the notes for each day following the date of ineffectiveness equal to an annual rate of 0.25% of the principal amount of the notes for the first 90 days following the ineffectiveness and 0.50% thereafter. ARC obtained the initial declaration of effectiveness of the registration statement on May 8, 2006 and incurred liquidated damages of $64,400 reflected in interest expense.

We have determined that, subsequent to the initial declaration of effectiveness of the registration statement, it is unlikely that events will occur that could trigger the payment of any additional liquidated damages and, accordingly, have assigned a nominal value to the liquidated damages provision.

D.A.M. PPU Notes Payable Due 2006

According to the terms of our Series “B” PPUs, in July 2005 the Series “B” PPU holders requested redemption of their units, and the Operating Partnership elected to repurchase them for approximately $2.5 million in cash and notes payable totaling approximately $5.0 million. A principal payment of approximately $2.5 million plus interest accrued at 7.00% was made on January 18, 2006 and the final payment of approximately $2.5 million plus interest accrued was made on July 18, 2006.

5.                 Income (loss) per share

The following table reflects the calculation of income (loss) per share on a basic and diluted basis (amounts in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Loss per share from continuing operations:
Loss from continuing operations	$(12,804)	$(15,916)	$(25,338)	$(29,251)
Preferred stock dividends	(2,578)	(2,578)	(5,156)	(5,156)
Net loss from continuing operations	$(15,382)	$(18,494)	$(30,494)	$(34,407)
Weighted average common shares outstanding	41,292	40,877	41,231	40,869
Basic loss per share from continuing operations	$(0.37)	$(0.45)	$(0.74)	$(0.84)
Diluted loss per share from continuing operations	$(0.37)	$(0.45)	$(0.74)	$(0.84)
Income per share from discontinued operations:
Income from discontinued operations	$659	$266	$2,309	$1,039
Gain (loss) on sale of discontinued operations	15,613	52	25,909	(678)
Income tax expense on discontinued operations	(74)	—	(445)	—
Minority interest in discontinued operations	(569)	(17)	(979)	(19)
Net income from discontinued operations	$15,629	$301	$26,794	$342
Basic income per share from discontinued operations	$0.38	$—	$0.65	$0.01
Diluted income per share from discontinued operations	$0.38	$—	$0.65	$0.01
Income (loss) per share available to common stockholders:
Net income (loss) available to common stockholders	$247	$(18,193)	$(3,700)	$(34,065)
Basic income (loss) per share to common stockholders	$0.01	$(0.45)	$(0.09)	$(0.83)
Diluted income (loss) per share to common stockholders	$0.01	$(0.45)	$(0.09)	$(0.83)

Equivalent shares utilized for diluted loss per share calculation except when anti-dilutive:
Operating partnership units(a)	1,512	2,383	1,565	2,393
Preferred partnership units(b)	1,641	1,883	1,641	1,883
Restricted stock	9	38	10	33
Total	3,162	4,304	3,216	4,309

        (a) From June 30, 2005 through June 30, 2006, we redeemed approximately 755,000 OP units.

       (b) In July 2005, we redeemed all of the Series B PPUs (see our Form 10-K for the year ended December 31, 2005).

6.                 Property Operations Expense

During the three and six months ended June 30, 2006 and 2005, we incurred property operations expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Utilities and telephone	$7,085	$6,272	$14,242	$13,329
Salaries and benefits	4,906	6,312	9,887	11,811
Repairs and maintenance	2,142	2,475	3,953	4,892
Insurance	820	847	1,683	1,644
Bad debt expense	293	485	694	1,177
Professional services	298	340	609	683
Office supplies	151	291	312	550
Advertising	27	76	52	238
Other operating expense	577	1,023	1,322	2,094
	$16,299	$18,121	$32,754	$36,418

7.                 Retail Home Sales, Finance and Insurance Expense

During the three and six months ended June 30, 2006 and 2005, we incurred retail home sales, finance and insurance expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Salaries and benefits	$1,893	$1,700	3,172	3,270
Travel	117	213	166	358
Insurance	47	86	98	166
Bad debt expense	16	280	25	309
Professional services	195	244	428	399
Advertising	297	825	465	1,937
Other operating expense	320	350	467	636
	$2,885	$3,698	$4,821	$7,075

8.                 General and Administrative Expense

During the three and six months ended June 30, 2006 and 2005, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Salaries and benefits	$2,866	$3,627	$5,609	$6,840
Travel	188	362	321	802
Professional services	880	1,219	1,511	2,209
Telephone	134	106	199	205
Office supplies	108	129	224	250
Insurance	309	349	566	466
Rent	136	59	200	128
Other administrative expense	370	538	782	983
	$4,991	$6,389	$9,412	$11,883

9.                 Discontinued Operations

As of December 31, 2005, we held 38 communities as discontinued operations and in May 2006 we discontinued two more communities. As of June 30, 2006, we had closed sales for 36 of these communities, comprising $77.0 million of cash proceeds net of related debt, defeasance and other closing costs of $59.6 million. Subsequent to June 30, 2006, we closed an additional two communities for $5.5 million of cash proceeds net of related debt, defeasance and other closing costs of $5.8 million. We expect to close the remaining two sales transactions in 2006 and 2007 and will continue to own and operate these communities through the date of sale. There can be no assurance, however, that the Company will close all of the remaining community sales, or, if they close, that they will close on the terms set forth in the contract with respect to each.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities designated as held for sale and not sold have been classified as discontinued operations as of June 30, 2006 and December 31, 2005. We have included $28.8 million and $130.7 million of assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively, and $20.7 million and $56.2 million, respectively, of mortgage notes payable and other obligations related to these communities as liabilities related to assets held for sale. In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying statements of operations for the three and six months ended June 30, 2006 and 2005. In connection with sales of our discontinued operations, we recorded gains of $15.6 million and $25.9 million, respectively, in the three and six ended June 30, 2006, and a loss of $0.7 million in the six months ended June 30, 2005.

The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	June 30,	December 31,
	2006	2005
Assets Held for Sale
Rental and other property, net	$27,574	$130,176
Tenant, notes and other receivables, net	41	663
Loan origination costs	288	752
Goodwill	1,398	6,481
Lease intangibles and customer relationships, net	204	1,110
Prepaid expenses and other assets	250	401
Reserve for loss on sales of communities	(941)	(8,850)
	$28,814	$130,733
Liabilities Related to Assets Held for Sale
Notes payable	$20,118	$54,260
Accounts payable and accrued expenses	346	613
Tenant deposits and other liabilities	257	1,347
	$20,721	$56,220

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Statement of Operations
Revenue	$2,660	$7,207	$8,001	$14,676
Operating expenses	(2,001)	(6,941)	(5,692)	(13,637)
Income from discontinued operations	$659	$266	$2,309	$1,039

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

11.          Segment Information

We operate in three business segments—real estate, retail home sales, and finance and insurance. A summary of our business segment information is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenue
Real estate	$58,241	$51,722	$115,536	$102,979
Retail home sales	2,993	16,394	5,681	23,859
Finance and insurance	390	410	780	548
	61,624	68,526	121,997	127,386
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	21,327	22,191	42,922	44,455
Retail home sales	4,742	17,244	8,239	27,571
Finance and insurance	708	1,126	1,456	1,554
	26,777	40,561	52,617	73,580
Net segment income(a)
Real estate	36,914	29,531	72,614	58,524
Retail home sales	(1,749)	(850)	(2,558)	(3,712)
Finance and insurance	(318)	(716)	(676)	(1,006)
	34,847	27,965	69,380	53,806
Property management expense	1,586	2,368	3,178	4,513
General and administrative expense	4,991	6,389	9,412	11,883
Interest expense
Real estate	16,584	13,972	33,357	27,421
Retail home sales	145	630	417	991
Corporate and other	3,287	2,442	5,831	4,330
	20,016	17,044	39,605	32,742
Amortization expense	1,401	1,234	2,796	2,768
Depreciation expense
Real estate	20,320	17,415	40,451	32,063
Retail home sales	20	9	20	15
Finance and insurance	—	2	1	3
Corporate and other	49	113	147	233
	20,389	17,539	40,619	32,314

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Loss on sale of airplane	—	—	541	—
Net consumer finance interest expense	—	204	—	650
Interest income	(448)	(269)	(871)	(641)
Loss before allocation to minority interest	(13,088)	(16,544)	(25,900)	(30,423)
Minority interest	284	628	562	1,172
Loss from continuing operations	(12,804)	(15,916)	(25,338)	(29,251)
Income (loss) from discontinued operations	659	266	2,309	1,039
Loss on sale of discontinued operations	15,613	52	25,909	(678)
Income taxes on discontinued operations	(74)	—	(445)	—
Minority interest in discontinued operations	(569)	(17)	(979)	(19)
Net loss	2,825	(15,615)	1,456	(28,909)
Preferred stock dividend	(2,578)	(2,578)	(5,156)	(5,156)
Net loss attributable to common stockholders	$247	$(18,193)	$(3,700)	$(34,065)

	June 30,	December 31,
	2006	2005
Identifiable assets
Real estate	$1,534,695	$1,642,214
Retail home sales	14,083	28,843
Finance and insurance	27,752	27,689
Corporate and other	24,009	29,735
	$1,600,539	$1,728,481
Notes payable
Real estate	$913,818	$985,479
Retail home sales	4,513	14,188
Finance and insurance	19,345	18,607
Corporate and other	126,108	128,656
	$1,063,784	$1,146,930

12.   Income Taxes

At June 30, 2006, the Company has net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $348 million and $332 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2025. The net operating loss carry-forwards for regular Federal income tax purposes at December 31, 2005 offset the regular taxable earnings for the quarter and six months ending June 30, 2006. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

Based on our estimated composite Federal and state tax rate of 40%, we recorded as of June 30, 2006, a deferred tax asset of approximately $149.1 million less a valuation allowance reserve of approximately $74.9 million and deferred tax liabilities of approximately $74.2 million. We could experience circumstances in the future that result in a non-cash income tax benefit based on the timing of recognition of the tax benefit of our operating losses carried forward from prior years. Under current IRS rules, we can elect to return to REIT status after five years. There can be no assurances that the tax laws and regulations will not change or that we will change our REIT election status in five years.

The following is a detail of the significant components of the provision for income taxes and a reconciliation of the provision for income taxes to the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006
	Continuing	Discontinued
	Operations	Operations	Total
Current tax expense	$—	$74	$74
Deferred tax expense	—	—	—
Provision for income taxes	$—	$74	$74
Tax at statutory rate	$(4,481)	$5,495	$1,014
Permanent differences	121	—	121
State taxes	(640)	785	145
Increase (decrease) in valuation allowance	5,000	(6,206)	(1,206)
Provision for income taxes	$—	$74	$74

	Six Months Ended June 30, 2006
	Continuing	Discontinued
	Operations	Operations	Total
Current tax expense	$—	$445	$445
Deferred tax expense	—	—	—
Provision for income taxes	$—	$445	$445
Tax at statutory rate	$(8,868)	$9,533	$665
Permanent differences	845	—	845
State taxes	(1,267)	1,362	95
Increase (decrease) in valuation allowance	9,290	(10,450)	(1,160)
Provision for income taxes	$—	$445	$445

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Deferred Tax Assets
Net operating loss carryforwards	$139,262	$146,005
Subsidiary basis	582	582
Prepaid rent	276	343
Loan loss reserve	722	373
Allowance for doubtful accounts	498	669
Tax basis goodwill	3,892	4,178
Notes payable	2,010	2,202
Accrued liabilities	1,130	990
Other	231	502
Alternative minimum tax credit	445	—
Valuation allowance	(74,852)	(76,012)
Total gross deferred tax assets	$74,196	$79,832
Deferred Tax Liabilities
Rental and other property, net	$69,800	$73,814
Lease intangibles and customer relationships	3,786	5,176
Deferred commissions	610	842
Total gross deferred tax liabilities	$74,196	$79,832

13.   Subsequent Events

Stockholder Rights Plan

On July 11, 2006, we entered into a Stockholder Rights Plan (the “Rights Plan”) under which one right was distributed as a dividend for each share of our common stock held by stockholders of record as of the close of business on July 17, 2006. The Rights Plan has been adopted as a means to preserve the use of previously accumulated net operating losses, as described below. Effective with the revocation of our REIT election in March 2006, we have been taxed as a corporation for U.S. Federal income tax purposes and our net income has been subject to taxation at regular (or alternative minimum) corporate rates without the benefit of a dividends paid deduction. We have net operating losses (“NOLs”) from prior years that are expected to offset substantially our taxable income, if any. Therefore, the preservation of such NOLs is the key to minimizing our U.S. Federal income tax liability. U.S. Federal income tax law imposes significant limitations on the ability of a corporation to use its NOLs to offset income in circumstances where such corporation has experienced a “change in ownership.” Generally, there is a change in ownership if, at any time, one or more 5% shareholders have aggregate increases in their ownership in the corporation of more than 50 percentage points looking back over the prior three year period. One of the principal reasons for adopting the Rights Plan is to preserve the use of the NOLs by dissuading investors from aggregating ownership in ARC and triggering such a change in ownership. The Rights Plan is designed to reduce the likelihood of a change in ownership by, among other things, discouraging any person or group from acquiring additional shares such that they would beneficially own 5% or more of the outstanding shares of our common stock. The Rights Plan was not adopted in response to any effort to acquire control of the Company. To help preserve the benefit of the NOLs, we intend to submit for stockholder approval an amendment to our charter to restrict certain acquisitions of our common stock so as to reduce the likelihood of triggering a change in ownership. The Board of Directors intends to terminate the Rights

Plan if the charter amendment is approved. Under the Rights Plan, each right initially will entitle stockholders to purchase a fraction of a share of preferred stock at a purchase price of $50.00, subject to adjustment as provided in the Rights Plan. Subject to the exceptions and limitations contained in the Rights Plan, the rights generally will be exercisable only if a person or group acquires beneficial ownership of 5% or more of our common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of our common stock. Unless earlier terminated, the rights will expire on July 17, 2016.

Refinancing

On July 11, 2006, six indirect wholly owned subsidiaries of the Company, as co-borrowers, entered into a $230 million mortgage debt facility with Merrill Lynch Mortgage Lending, Inc. Approximately $175 million of the proceeds of the loan were used to repay other debt. The loan agreement is comprised of two components; a $170 million 10-year fixed rate mortgage debt component and a $60 million 3-year floating rate mortgage debt component with two one-year (no-fee) extension options.  The fixed rate component bears interest at 6.239% and requires interest-only payments for the term of the loan. The floating rate component is adjusted monthly, bears interest at one-month LIBOR plus 80 basis points and requires interest-only payments for the term of the loan. The loan is secured by 59 manufactured housing communities located in 18 states as well as an assignment of leases and rents associated with the mortgaged property. The loan is non-recourse with the exception that the repayment of the indebtedness is guaranteed pursuant to a guaranty of non-recourse obligations in the event of declaration of bankruptcy; interference with any of the lenders rights, and asset transfers and other activities in violation of the loan documents. Under the provisions of the loan agreement, we have the right to prepay any portion of the floating rate component, with or without release of the mortgaged property, without penalty. Subsequent to a prepayment of the entire floating rate component of the loan, we have the option to prepay a fixed portion of the loan subject to prepayment fees, yield maintenance or defeasance in accordance with the terms of the loan agreement.

Stock Option Grants

On July 27, 2006, the Compensation Committee of our Board of Directors approved the grant of non-qualified stock option awards to certain senior executive officers of the Company pursuant to our 2003 Equity Incentive Plan.  Larry D. Willard, Chairman and Chief Executive Officer, was granted options to purchase up to 200,000 shares; James Kimsey, President and Chief Operating Officer, was granted options to purchase up to 140,000 shares; Lawrence R. Kreider, Executive Vice President and Chief Financial Officer, was granted options to purchase up to 80,000 shares; and Scott L. Gesell, Executive Vice President and General Counsel, was granted options to purchase up to 80,000 shares, in each case at an exercise price of $10.74, the closing price of ARC’s common stock on the New York Stock Exchange on the date of grant. The options have a term of ten years from the date of the award. Under the terms of the grants, the options vest ratably over a three-year period with the first third of the award amount vesting on the first anniversary of the award, the second third vesting on the second anniversary date of the award, and the balance vesting on the third anniversary date of the award. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of the Company.

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

GENERAL STRUCTURE OF THE COMPANY

We are a fully integrated, self-administered and self-managed corporation focused on the operation of primarily all-age manufactured home communities. We also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners’ insurance and other related insurance products. We conduct substantially all of our activities through our Operating Partnership (“OP”), of which we are the sole general partner and in which we hold a 96.5% ownership interest as of June 30, 2006.

Beginning in 1995 our predecessors founded several companies under the name “Affordable Residential Communities” or “ARC” for the purpose of engaging in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses. We were formed in July 1998 as a Maryland corporation for the purpose of acting as the investment vehicle for and a co-general partner of our OP, the fourth real property partnership organized and operated by our co-founders. In May 2002, we completed a reorganization in which we acquired substantially all the other real property partnerships and other related businesses organized and operated by our predecessors and became the sole general partner of our OP.

RECENT DEVELOPMENTS

In the first six months of 2006, the Company closed on 36 previously contracted community sales transactions comprising $77.0 million of cash proceeds net of related debt, defeasance and other closing costs of $59.6 million. We expect to close all the remaining sales transactions in 2006 and 2007 and will continue to own and operate these communities through the date of sale. There can be no assurance, however, that the Company will close all of the remaining community sales, or, if they close, that they will close on the terms set forth in the contract with respect to each.

On June 8, 2006, the board of directors declared a quarterly cash dividend of $0.515625 per share for our Series A Cumulative Redeemable Preferred Stock, and $0.39 per unit on the Series C Preferred Operating Partnership Units of the OP. The dividends were paid on July 28, 2006 to shareholders of record on July 14, 2006. The Board reviews the payment of dividends on a quarterly basis.

On July 11, 2006 we entered into a Stockholder Rights Plan (the “Rights Plan”) under which one right was distributed as a dividend for each share of our common stock held by stockholders of record as of the close of business on July 17, 2006. The Rights Plan has been adopted as a means to preserve the use of previously accumulated net operating losses, as described below. Effective with the revocation of our REIT election in March 2006, we have been taxed as a corporation for U.S. Federal income tax purposes and our net income has been subject to taxation at regular (or alternative minimum) corporate rates without the benefit of a dividends paid deduction. We have net operating losses (“NOLs”) from prior years that are expected to offset substantially our taxable income, if any. Therefore, the preservation of such NOLs is the key to minimizing our U.S. Federal income tax liability. U.S. Federal income tax law imposes significant limitations on the ability of a corporation to use its NOLs to offset income in circumstances where such corporation has experienced a “change in ownership.” Generally, there is a change in ownership if, at any time, one or more 5% shareholders have aggregate increases in their ownership in the corporation of more than 50 percentage points looking back over the prior three year period. One of the principal reasons for adopting the Rights Plan is to preserve the use of the NOLs by dissuading investors from aggregating ownership in ARC and triggering such a change in ownership. The Rights Plan is designed to reduce the likelihood of a change in ownership by, among other things, discouraging any person or group from acquiring additional shares such that they would beneficially own 5% or more of the outstanding shares of our common stock. The Rights Plan was not adopted in response to any effort to acquire control of the Company. To help preserve the benefit of the NOLs, we intend to submit for stockholder approval an amendment to our charter to restrict certain acquisitions of our common stock so as to reduce the likelihood of triggering a change in ownership. The Board of Directors intends to terminate the Rights Plan if the charter amendment is approved. Under the Rights Plan, each right initially will entitle stockholders to purchase a fraction of a share of preferred stock at a purchase price of $50.00, subject to adjustment as provided in the Rights Plan. Subject to the exceptions and limitations contained in the Rights Plan, the rights generally will be exercisable only if a person or group acquires beneficial ownership of 5% or more of our common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of our common stock. Unless earlier terminated, the rights will expire on July 17, 2016.

On July 11, 2006, six indirect wholly owned subsidiaries of the Company, as co-borrowers, entered into a $230 million mortgage debt facility with Merrill Lynch Mortgage Lending, Inc. Approximately $175 million of the proceeds of the loan were used to repay other debt. The loan agreement is comprised of two components; a $170 million 10-year fixed rate mortgage debt component and a $60 million 3-year floating rate mortgage debt component with two one-year (no-fee) extension options. The fixed rate component bears interest at 6.239% and requires interest-only payments for the term of the loan. The floating rate component is adjusted monthly, bears interest at one-month LIBOR plus 80 basis points and requires interest-only payments for the term of the loan. The loan is secured by 59 manufactured housing communities located in 18 states as well as an assignment of leases and rents associated with the mortgaged property. The loan is non-recourse with the exception that the repayment of the indebtedness is guaranteed pursuant to a guaranty of non-recourse obligations in the event of declaration of bankruptcy; interference with any of the lenders rights, and asset transfers and other activities in violation of the loan documents. Under the provisions of the loan agreement, we have the right to prepay any portion of the floating rate component, with or without release of the mortgaged property, without penalty. Subsequent to a prepayment of the entire floating rate component of the loan, we have the option to prepay a fixed portion of the loan subject to prepayment fees, yield maintenance or defeasance in accordance with the terms of the loan agreement.

On July 27, 2006, the Compensation Committee of our Board of Directors approved the grant of non-qualified stock option awards to certain senior executive officers of the Company pursuant to our 2003 Equity Incentive Plan. Larry D. Willard, Chairman and Chief Executive Officer, was granted options to purchase up to 200,000 shares; James Kimsey, President and Chief Operating Officer, was granted options to purchase up to 140,000 shares; Lawrence R. Kreider, Executive Vice President and Chief Financial Officer, was granted options to purchase up to 80,000 shares; and Scott L. Gesell, Executive Vice President and General Counsel, was granted options to purchase up to 80,000 shares, in each case at an exercise price of $10.74, the closing price of ARC’s common stock on the New York Stock Exchange on the date of grant. The options have a term of ten years from the date of the award. Under the terms of the grants, the options vest ratably over a three-year period with the first third of the award amount vesting on the first anniversary of the award, the second third vesting on the second anniversary date of the award, and the balance vesting on the third anniversary date of the award. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of the Company.

OVERVIEW OF RESULTS

For the three and six months ended June 30, 2006, net income (loss) attributable to common stockholders was $0.2 million and ($3.7) million, or $0.01 per share and ($0.09) per share, respectively, as compared to net losses attributable to common stockholders of ($18.2) million and ($34.1) million, or ($0.45) per share and ($0.83) per share, for the same periods in 2005. Excluding gains on sales of discontinued operations (net of minority interest) of $15.1 million, our second quarter net loss attributable to common stockholders declined year-over-year by $3.4 million, or 19%. Revenue in our real estate segment increased to $58.2 million for the three months ended June 30, 2006 as compared to $51.7 million for the same period in 2005. Real estate segment expenses for the three months ended June 30, 2006 decreased to $21.3 million, as compared with $22.2 million for the three months ended June 30, 2005. As a result, real estate net segment income increased to $36.9 million for the three months ended June 30, 2006 as compared to $29.5 million for the same period in 2005. See Real Estate Net Segment Income included hereinafter in this section for definitions of real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measure.

Total portfolio occupancy averaged 83.5% for the three and six months ended June 30, 2006 and averaged 82.8% and 82.4% for the three and six months ended June 30, 2005, respectively. The following table summarizes our occupancy net activity for the three and six months ended June 30:

The following table summarizes our occupancy net activity for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Homeowner activity:
Homeowner move ins	278	135	531	387
Homeowner move outs	(540)	(741)	(1,088)	(1,429)
Home sales	130	902	262	1,641
Repossession move outs	(348)	(447)	(673)	(1,049)
Net homeowner activity	(480)	(151)	(968)	(450)
Home renter activity:
Home renter move ins	945	1,026	1,872	1,864
Home renter lease with option to purchase move ins	401	1,189	790	1,982
Home renter move outs	(951)	(1,279)	(1,785)	(2,321)
Net home renter activity	395	936	877	1,525
Net activity	(85)	785	(91)	1,075

The following reconciles the above activity to the period end occupied homesites.

Net homeowner activity	(480)	(151)	(968)	(450)
Occupied homeowner sites, beginning of period	40,038	41,652	40,526	41,951
Occupied homeowner sites, end of period	39,558	41,501	39,558	41,501
Net home renter activity	395	936	877	1,525
Occupied home renter sites, beginning of period	7,951	5,979	7,469	5,390
Occupied home renter sites, end of period	8,346	6,915	8,346	6,915
Total occupied homesites, end of period	47,904	48,416	47,904	48,416
Total occupancy percentage(a)	83.5%	84.3%	83.5%	84.3%

        (a) The Company removed a net 602 lots from its homesite count from December 31, 2004 to June 30, 2006 as part of its ongoing review of operations.

On June 30, 2006, our total home inventory was 9,440 homes. Results in the three and six months ended June 30, 2006, as compared with the same periods in 2005, reflect a change in sales and marketing programs that we implemented in the fourth quarter of 2005 to increase the sales pricing of our homes. We continue to focus on affordable price points, marketing, training of our employees and the availability of chattel financing through our consumer finance program. In the three months ended June 30, 2006, we sold 130 manufactured homes from our home inventory, compared with 902 for the same period in 2005.

BUSINESS OBJECTIVES, PROPERTY MANAGEMENT AND OPERATING STRATEGIES

Community and General Business Management.   We are currently focused on community operations. Historically, we focused more extensively on community acquisition opportunities. Our principal business objectives are to achieve sustainable long-term growth in cash flow and to maximize returns to our investors. Generally we provide a clean, attractive and affordable place for our residents to live that is competitive with other forms of housing and provide real value and service to our residents. We have established district and regional management that has a sufficiently limited span of control to allow for adequate focus on community operations. We operate against a detailed, bottom-up, budget against which we regularly compare our results throughout the year. In our community operations, we are focused on rent levels, recovery of utility costs and control of expenses. In our marketing programs, we are focused on profitable programs in the sale and leasing of homes. We implemented procedures to increase the pricing of our home and leasing transactions. Our primary tools remain (i) our rental home program, including our lease with option to purchase program, (ii) our for-sale inventory and (iii) our consumer finance program. We took steps to down-size our sales and marketing organization in the fourth quarter of 2005 and terminated over 150 employees, primarily in sales management. Our other key operating objectives include the following:

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

Presence in Key Markets.   As of June 30, 2006, approximately 74% of our homesites are located in our 20 largest markets. We believe we have a leading market share in 15 of these markets, based on number of homesites. A significant market share should enable us to (i) achieve operating efficiencies and economies of scale by leveraging our local property management infrastructure and other operating overhead over a larger number of communities and homesites, (ii) provide potential residents with a broader range of affordable housing options in their market, (iii) increase our visibility and brand recognition and leverage advertising costs and (iv) obtain more favorable terms and faster turnaround time on construction, renovation, repairs and home installation services. We believe the continuing significant size and geographic diversity of our portfolio reduces our exposure to risks associated with geographic concentration, including the risk of economic downturns or natural disasters in any one market in which we operate.

Management of Occupancy.   In response to challenging industry conditions, particularly the shortage of available consumer financing for the purchase of manufactured housing, we have several programs designed to have a favorable impact on occupancy, resident satisfaction and retention, and revenue and operating margins. We focus on converting long-term renters into homeowners and improving occupancy through the sale of older homes for cash, the sale for cash or financing of newer homes and the leasing of newer homes with an option to purchase.

THE PROPERTIES

As of June 30, 2006, our portfolio consisted of 276 manufactured home communities (net of four communities classified as discontinued operations, see Note 9 in the accompanying financial statements) comprising 57,359 homesites located in 24 states and 59 markets, primarily oriented toward all-age living. Our five largest markets are Dallas/Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas, with 4.2% of our total homesites.

As of June 30, 2006, our communities had an occupancy rate of 83.5%, and the average monthly rental income per occupied homesite was $362. Homesite leases by homeowners generally are month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of June 30, 2006:

				Rental Income
	Number	Percentage		Per Occupied
	of Total	of Total	Occupancy	Homesite
Market(1)	Homesites	Homesites	Percentage	Per Month(2)
Dallas—Ft. Worth, TX	7,181	12.5%	80.2%	$400
Atlanta, GA	4,967	8.7%	89.2%	389
Salt Lake City, UT	3,796	6.6%	93.4%	368
Front Range of CO	3,290	5.7%	83.8%	463
Kansas City—Lawrence—Topeka, MO—KS	2,424	4.2%	87.4%	319
Jacksonville, FL	2,259	3.9%	90.2%	374
Wichita, KS	2,162	3.8%	61.9%	316
St. Louis, MO—IL	1,914	3.3%	79.5%	323
Oklahoma City, OK	1,891	3.3%	78.2%	327
Orlando, FL	1,858	3.2%	92.9%	397
Greensboro—Winston Salem, NC	1,396	2.4%	66.0%	303
Davenport—Moline—Rock Island, IA—IL	1,382	2.4%	86.5%	303
Elkhart—Goshen, IN	1,209	2.1%	87.5%	384
Charleston—North Charleston, SC	1,184	2.1%	81.5%	309
Raleigh—Durham—Chapel Hill, NC	1,092	1.9%	91.5%	394
Sioux City, IA—NE	994	1.7%	81.2%	337
Syracuse, NY	939	1.6%	61.0%	383
Des Moines, IA	859	1.5%	88.1%	359
Flint, MI	838	1.5%	72.3%	402
Pueblo, CO	752	1.3%	65.0%	334
Subtotal—Top 20 Markets	42,387	73.7%	82.8%	371
All Other Markets	14,972	26.3%	85.6%	336
Total / Weighted Average	57,359	100.0%	83.5%	$362

       (1) Markets are defined by our management.

       (2) Rental Income is defined as homeowner rental income, home renter rental income and other rental income reduced by move-in bonuses and rent concessions.

COMMUNITIES

Comparison of the Three and Six Months Ended June 30, 2006 to the Three and Six Months Ended June 30, 2005

The following table presents certain information relative to our real estate segment as of and for the three and six months ended June 30, 2006 and 2005 (in thousands, except home, community and income and revenue per unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average total homesites	57,361	57,813	57,346	57,869
Average total rental homes	9,360	7,789	9,326	7,684
Average occupied homesites—homeowners	39,768	41,572	40,013	41,724
Average occupied homesites—rental homes	8,144	6,294	7,870	5,950
Average total occupied homesites	47,912	47,866	47,883	47,674
Average occupancy—rental homes	87.0%	80.8%	84.4%	77.4%
Average occupancy—total	83.5%	82.8%	83.5%	82.4%
Real estate revenue
Homeowner rental income	$37,082	$35,570	$74,034	$71,163
Home renter rental income	14,764	11,036	28,588	21,598
Other	201	309	418	581
Rental income	52,047	46,915	103,040	93,342
Utility and other income	6,194	4,807	12,496	9,637
Total real estate revenue	58,241	51,722	115,536	102,979
Real estate expenses
Property operations expenses	16,299	18,121	32,754	36,418
Real estate taxes	5,028	4,070	10,168	8,037
Total real estate expenses	21,327	22,191	42,922	44,455
Real estate net segment income	$36,914	$29,531	$72,614	$58,524
Average monthly rental income per total occupied homesite(1)	$362	$327	$359	$326
Average monthly homeowner rental income per homeowner occupied homesite(2)	$311	$285	$308	$284
Average monthly home renter income per occupied rental home(3)	$604	$584	$605	$605

	June 30,
	2006	2005
Total communities	276	276
Total homesites	57,359	57,430
Occupied homesites	47,904	48,416
Total rental homes owned	9,440	8,046
Occupied rental homes	8,346	6,915

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net segment income:
Real estate	$36,914	$29,531	$72,614	$58,524
Retail home sales	(1,749)	(850)	(2,558)	(3,712)
Finance and insurance	(318)	(716)	(676)	(1,006)
	34,847	27,965	69,380	53,806
Other expenses:
Property management	1,586	2,368	3,178	4,513
General and administrative	4,991	6,389	9,412	11,883
Depreciation and amortization	21,790	18,773	43,415	35,082
Loss on sale of airplane	—	—	541	—
Net consumer finance interest expense	—	204	—	650
Interest expense	20,016	17,044	39,605	32,742
Total other expenses	48,383	44,778	96,151	84,870
Interest income	(448)	(269)	(871)	(641)
Loss before allocation to minority interest	(13,088)	(16,544)	(25,900)	(30,423)
Minority interest	284	628	562	1,172
Loss from continuing operations	(12,804)	(15,916)	(25,338)	(29,251)
Income from discontinued operations	659	266	2,309	1,039
Gain (loss) on sale of discontinued operations	15,613	52	25,909	(678)
Income tax expense on discontinued operations	(74)	—	(445)	—
Minority interest in discontinued operations	(569)	(17)	(979)	(19)
Net income (loss)	2,825	(15,615)	1,456	(28,909)
Preferred stock dividend	(2,578)	(2,578)	(5,156)	(5,156)
Net income (loss) attributable to common stockholders	$247	$(18,193)	$(3,700)	$(34,065)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Revenue.   Revenue for the three months ended June 30, 2006 was $61.6 million, as compared to $68.5 million for the three months ended June 30, 2005, a decrease of $6.9 million, or 10%. Rental income increased by $5.1 million, primarily as a result of $3.6 million from higher home renter rental income and $3.1 million from increased rental rates, partially offset by $1.6 million from decreased homeowner occupancy. Revenue from the sale of manufactured homes decreased by $13.4 million as the Company sold 772 fewer homes in the second quarter of 2006, as compared to the same quarter last year. We implemented a change in sales and marketing programs in the fourth quarter of 2005 to increase the sales pricing of our homes. Utility and other income increased by $1.1 million due to increases in utilities expense and our increased focus on utility recovery.

Property Operations Expense.   For the three months ended June 30, 2006, total property operations expense was $16.3 million, as compared to $18.1 million for the three months ended June 30, 2005, a decrease of $1.8 million, or 10%. The decrease primarily is due to decreases in: a) salaries and benefits of $1.4 million, or 22%, from decreased headcount; b) repairs and maintenance of $0.3 million, or 13%; c) bad debt expense of $0.2 million, or 40%; and d) other expenses of $0.7 million. These decreases partially were offset by an increase in utilities and telephone expense of $0.8 million.

Real Estate Taxes Expense.   Real estate taxes expense for the three months ended June 30, 2006 was $5.0 million, as compared to $4.0 million for the three months ended June 30, 2005, an increase of $1.0 million or 24%. The increase primarily is due to higher property tax assessments. A portion of the increase also relates to a higher number of manufactured homes subject to property tax assessments in the current year.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold, including sales commissions, was $2.6 million, or $19,700 per unit, for the three months ended June 30, 2006, as compared to $14.7 million, or $16,300 per unit, for the three months ended June 30, 2005, a decrease of $12.1 million. The decrease primarily was due to the decrease in the number of manufactured homes sold, as discussed above. The Company recorded a net gain on the sale of manufactured homes of $0.4 million and $1.7 million, respectively, in the quarters ended June 30, 2006 and 2005.

Retail Home Sales, Finance and Insurance Expense.   For the three months ended June 30, 2006, total retail home sales, finance and insurance expense was $2.9 million as compared to $3.7 million for three months ended June 30, 2005, a decrease of $0.8 million. This decrease primarily is due to the down-sizing of our sales and marketing organization in which we terminated over 150 employees in the fourth quarter of 2005, primarily in sales management.

Property Management Expense.   Property management expense for the three months ended June 30, 2006 was $1.6 million, as compared to $2.4 million for the three months ended June 30, 2005, a decrease of $0.8 million, or 33%. The decrease primarily is due to reduced advertising expenses and headcount reductions resulting in lower salaries and benefits and travel expenses.

General and Administrative Expense.   General and administrative expense for the three months ended June 30, 2006 was $5.0 million, as compared to $6.4 million for the three months ended June 30, 2005, a decrease of $1.4 million, or 22%. The decrease primarily was due to lower salaries and benefits and the related travel expenses, as well as a reduction in professional services resulting from Sarbanes-Oxley implementation costs incurred last year.

Depreciation and Amortization Expense.   Depreciation and amortization expense for the three months ended June 30, 2006 was $21.8 million, as compared to $18.8 million for the three months ended June 30, 2005, an increase of $3.0 million, or 16%. The increase primarily is due to depreciation on the significant amount of mobile homes and community improvements placed in service during the latter half of 2005.

Interest Expense.   Interest expense for the three months ended June 30, 2006 was $20.0 million, as compared to $17.0 million for the three months ended June 30, 2005, an increase of $3.0 million, or 17%. The increase is due to a higher outstanding average debt balance of approximately $87 million, as well as higher effective weighted average interest rates on our variable rate debt.

Minority Interest.   Minority interest for the three months ended June 30, 2006 was $0.3 million as compared to $0.6 million for the three months ended June 30, 2005, a decrease of $0.3 million, or 55%. The decrease primarily was due to a decrease in the minority interest share of our net loss to 3.5% from 5.2% for the second quarter of 2005.

Discontinued Operations.   On December 15, 2005, the Company held an auction in which it offered 71 communities for sale. Following the auction, the Company entered into contracts to sell 30 of these communities and marketed an additional eight communities for sale through private party transactions or through brokers. In May 2006, the Company entered into contracts to sell another two communities. During the second quarter of 2006, the Company closed nine of these transactions, comprising $42.8 million of cash proceeds net of related debt, defeasance and other closing costs of $25.3 million. A gain of $15.6 million was recorded on the sales of these communities in the second quarter of 2006.

Preferred Stock Dividend.   On June 8, 2006, the ARC board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock. This dividend, which was paid on July 28, 2006, amounted to $2.6 million. For the quarter ended June 30, 2005, the dividend declared also was $0.5156 per share, or $2.6 million.

Net Income (Loss) Attributable to Common Stockholders.   As a result of the foregoing, our net income attributable to common stockholders was $0.2 million for the three months ended June 30, 2006, as compared to a net loss attributable to common stockholders of ($18.2) million for the three months ended June 30, 2005, a reduction in net loss of $18.4 million or 101%. Excluding gains on sales of discontinued operations (net of minority interest) of $15.1 million, our net loss decreased $3.4 million, or 19%.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Revenue.   Revenue for the six months ended June 30, 2006 was $122.0 million, as compared to $127.4 million for the six months ended June 30, 2005, a decrease of $5.4 million, or 4%. Rental income increased by $9.7 million, primarily as a result of $6.8 million from higher home renter rental income and $5.8 million from increased rental rates, partially offset by $2.9 million from decreased homeowner occupancy. Revenue from the sale of manufactured homes decreased by $18.2 million as the Company sold 1,379 fewer homes in the first six months of 2006, as compared to the same period last year. We implemented a change in sales and marketing programs in the fourth quarter of 2005 to increase the sales pricing of our homes. Utility and other income increased by $2.7 million due to increases in utilities expense and our increased focus on utility recovery.

Property Operations Expense.   For the six months ended June 30, 2006, total property operations expense was $32.8 million, as compared to $36.4 million for the six months ended June 30, 2005, a decrease of $3.6 million, or 10%. The decrease primarily is due to decreases in: a) salaries and benefits of $1.9 million, or 16%, from decreased headcount; b) repairs and maintenance of $0.9 million, or 19%; c) bad debt expense of $0.5 million, or 41%; and d) other expense of $1.2 million. These decreases partially were offset by an increase in utilities and telephone expense of $0.9 million.

Real Estate Taxes Expense.   Real estate taxes expense for the six months ended June 30, 2006 was $10.2 million, as compared to $8.0 million for the six months ended June 30, 2005, an increase of $2.2 million or 27%. The increase primarily is due to higher property tax assessments. A portion of the increase also relates to a higher number of manufactured homes subject to property tax assessments in the current year.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold, including sales commissions, was $4.9 million, or $18,600 per unit, for the six months ended June 30, 2006, as compared to $22.1 million, or $13,400 per unit, for the six months ended June 30, 2005, a decrease of $17.2 million. The decrease primarily was due to the decrease in the number of manufactured homes sold, as discussed above. The Company recorded a net gain on the sale of manufactured homes of $0.8 million and $1.8 million, respectively, in the six months ended June 30, 2006 and 2005.

Retail Home Sales, Finance and Insurance Expense.   For the six months ended June 30, 2006, total retail home sales, finance and insurance expense was $4.8 million as compared to $7.1 million for six months ended June 30, 2005, a decrease of $2.3 million. This decrease primarily is due to the down-sizing of our sales and marketing organization in which we terminated over 150 employees in the fourth quarter of 2005, primarily in sales management.

Property Management Expense.   Property management expense for the six months ended June 30, 2006 was $3.2 million, as compared to $4.5 million for the six months ended June 30, 2005, a decrease of $1.3 million, or 30%. The decrease primarily is due to reduced advertising expenses and headcount reductions resulting in lower salaries and benefits and travel expenses.

General and Administrative Expense.   General and administrative expense for the six months ended June 30, 2006 was $9.4 million, as compared to $11.9 million for the six months ended June 30, 2005, a decrease of $2.5 million, or 21%. The decrease primarily was due to lower salaries and benefits and the related travel expenses, as well as a reduction in professional services resulting from Sarbanes-Oxley implementation costs incurred last year.

Depreciation and Amortization Expense.   Depreciation and amortization expense for the six months ended June 30, 2006 was $43.4 million, as compared to $35.1 million for the six months ended June 30, 2005, an increase of $8.3 million, or 24%. The increase primarily is due to depreciation on the significant amount of mobile homes and community improvements placed in service during the latter half of 2005.

Loss on Sale of Airplane.   During the six months ended June 30, 2006, the Company sold one of its two aircraft for $1.2 million in cash, incurring a loss on the sale of approximately $0.5 million.

Interest Expense.   Interest expense for the six months ended June 30, 2006 was $39.6 million, as compared to $32.7 million for the six months ended June 30, 2005, an increase of $6.9 million, or 21%. The increase is due to a higher outstanding average debt balance of approximately $131 million, as well as higher effective weighted average interest rates on our variable rate debt.

Minority Interest.   Minority interest for the six months ended June 30, 2006 was $0.6 million as compared to $1.2 million for the six months ended June 30, 2005, a decrease of $0.6 million, or 52%. The decrease primarily was due to a decrease in the minority interest share of our net loss to 3.5% from 5.2% for the first six months of 2005.

Discontinued Operations.   On December 15, 2005, the Company held an auction in which it offered 71 communities for sale. Following the auction, the Company entered into contracts to sell 30 of these communities and marketed an additional eight communities for sale through private party transactions or through brokers. In May 2006, the Company entered into contracts to sell another two communities. As of June 30, 2006 the Company has closed 36 of these transactions, comprising $77.0 million of cash proceeds net of related debt, defeasance and other closing costs of $59.6 million. Gains of $25.9 million were recorded on the sales of these communities in the first six months of 2006.

Preferred Stock Dividend.   On March 2, 2006, the ARC board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, paid April 28, 2006. On June 8, 2006, the ARC board of directors declared another quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, paid July 28, 2006. For the six months ended June 30, 2006, these dividends totaled $5.2 million. For the six months ended June 30, 2005, the dividends declared also were $0.5156 per share, or $5.2 million.

Net Loss Attributable to Common Stockholders.   As a result of the foregoing, our net loss attributable to common stockholders was $3.7 million for the six months ended June 30, 2006, as compared to $34.1 million for the six months ended June 30, 2005, a decrease in net loss of $30.4 million or 89%. Excluding gains and losses on sales of discontinued operations (net of minority interest and income taxes), our net loss decreased $5.2 million, or 15%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had approximately $32.2 million of cash and cash equivalents and $72.2 million available under the terms of the lease receivables line of credit. This reflects the use of a significant portion of the excess net cash proceeds from the sale of 36 communities in the first six months of 2006 to repay certain mortgage and floorplan and other indebtedness. As of June 30, 2006, we closed sales transactions for 35 of the 38 communities we held as discontinued as of December 31, 2005, and also closed one of two other communities discontinued in May 2006, obtaining cash proceeds of $77.0 million net of related debt repayment and defeasance and other costs of $59.6 million.

Our plan for the second half of 2006 is to (i) continue to manage our results against our detailed budget focused on operating effectiveness at the community level; (ii) adjust the price and cost structure, including commissions, of our marketing programs in the sales and leasing of homes; (iii) control our expense structure consistent with maintaining effective controls over the business; (iv) make capital expenditures as necessary and appropriate to keep our communities up to our standards; (v) purchase homes for sale or lease as demand warrants and funds permit; and (vi) consider potential acquisition opportunities to compliment and enhance our business.

Our short-term liquidity needs include funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), funds for capital expenditures for our existing communities, funds for purchases of manufactured homes and funds to service our debt.

We expect to fund our short-term liquidity needs described above through net cash provided by operations, borrowings under our $35 million floorplan line of credit, borrowings under our $150 million lease receivables line of credit, borrowings under our $125 million consumer finance facility, net proceeds from the sales of communities and net proceeds from the July 2006 refinancing of our variable rate mortgage indebtedness described in Recent Developments.

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

We expect to meet our long-term liquidity requirements for the funding of potential acquisitions, purchases of additional rental homes, purchase, sale and financing of homes to new residents in our communities, funding of distributions on our preferred stock and other capital improvements through net cash provided by operations, borrowings under secured and unsecured indebtedness, retail home sales and potential other financing transactions.

We expect to refinance our indebtedness as or before it comes due. On July 11, 2006, we entered into a $230 million mortgage debt facility in which we repaid approximately $175 million of our senior variable rate mortgage and our revolving credit mortgage facility and, with the additional $55 million, partially repaid our lease receivables facility and our consumer finance facility. We also intend to use the excess funds to complete a partial defeasance of one of our communities that is held for sale. As a result of the refinancing, we increased the proportion of our fixed rate debt to over 90% from 75% prior to the refinancing. This refinancing also resulted in lower interest rates as compared with rates currently in effect on our senior variable rate mortgage, our revolving credit mortgage facility, our lease receivables facility and our consumer finance facility.

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

CASH FLOWS

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Cash provided by operations was $15.5 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash provided by operations for 2006 as compared to 2005 primarily was due to increased net segment income in the real estate segment, reduced net segment losses in the retail sales, finance and insurance segments and reduced property management and general and administrative expenses, partially offset by an increase in interest payments.

Cash provided by investing activities was $118.1 million in the six months ended June 30, 2006, compared with cash used in investing activities of $39.8 million in the same period in 2005. The increase in cash from investing activities primarily was due to reduced community improvement spending by $30.6 million, increased net proceeds from the sale of communities by $74.7 million and reduced manufactured home purchases by $61.6 million.

Cash used in financing activities was $129.3 million in the six months ended June 30, 2006, compared with cash provided by financing activities of $22.4 million in the same period in 2005. The decrease in cash used in financing activities primarily was due to the repayment of $147.4 million of debt, primarily in relation to the sales of communities, in the first six months of 2006, compared with $94.4 million of debt repaid in the first six months of 2005. Also, in the first six months of 2006 we received proceeds from the issuance of additional indebtedness of $30.5 million, as compared with $155.5 million in the first six months of 2005. Partially offsetting this was the discontinuance of the payment of the common and OP unit dividends, which were paid in the first six months of 2005 but were not paid in the first six months of 2006.

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three and six months ended June 30, 2006 and 2005. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

At June 30, 2006, we had approximately $1,063.8 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands):

	Principal Commitments			Interest Commitments
	Fixed	Variable	Total	Fixed	Variable	Total
2006	$12,519	$58,764	$71,283	$26,814	$10,116	$36,930
2007	10,125	121,270	131,395	52,434	9,166	61,600
2008	54,216	60,645	114,861	50,265	5,428	55,693
2009	103,139	—	103,139	44,344	2,251	46,595
2010	13,213	—	13,213	42,168	2,251	44,419
Thereafter	599,087	25,780	624,867	198,378	54,568	252,946
Commitments	792,299	266,459	1,058,758	414,403	83,780	498,183
Unamortized premium	5,026	—	5,026	—	—	—
	$797,325	$266,459	$1,063,784	$414,403	$83,780	$498,183

	Total Debt Commitments
	Fixed	Variable	Total
2006	$39,333	$68,880	$108,213
2007	62,559	130,436	192,995
2008	104,481	66,073	170,554
2009	147,483	2,251	149,734
2010	55,381	2,251	57,632
Thereafter	797,465	80,348	877,813
Commitments	1,206,702	350,239	1,556,941
Unamortized premium	5,026	—	5,026
	$1,211,728	$350,239	$1,561,967

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

As of June 30, 2006, our total debt outstanding was approximately $1,063.8 million, comprised of approximately $797.3 million, or 75% of our total consolidated debt, subject to fixed interest rates and approximately $266.5 million, or 25% of our total consolidated debt, subject to variable interest rates.

If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $333,000 annually.

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

The fair value of debt outstanding as of June 30, 2006 was approximately $1,059.9 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of June 30, 2006 (dollars in thousands):

	Amount of Debt	Percentage of Total Debt	Weighted Average Interest Rate
Fixed Rate Debt
Senior fixed rate mortgage due 2009	$87,237	8.2%	5.05%
Senior fixed rate mortgage due 2012	279,761	26.3%	7.35%
Senior fixed rate mortgage due 2014	194,169	18.3%	5.53%
Various individual fixed rate mortgages due 2006 through 2031	135,829	12.8%	7.23%
Senior exchangeable notes due 2025	96,600	9.1%	7.50%
D.A.M. Preferred Partnership Units due 2006	2,499	0.2%	7.00%
Other loans	1,230	0.1%	6.97%
	797,325	75.0%	6.65%
Variable Rate Debt
Senior variable rate mortgage due 2007	116,757	11.0%	8.33%
Revolving credit mortgage facility due 2006	58,764	5.5%	8.08%
Trust preferred securities due 2035.	25,780	2.4%	8.73%
Consumer finance facility due 2008	19,345	1.8%	8.33%
Lease receivable facility due 2008	41,300	3.9%	9.46%
Floorplan lines of credit due 2007	4,513	0.4%	9.00%
	266,459	25.0%	8.50%
	$1,063,784	100.0%	7.12%

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
Date: August 4, 2006
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

10.1*	Form of Affordable Residential Communities Inc. 2003 Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.2*	Time Share Agreement dated July 15, 2006, between Larry D. Willard and Affordable Residential Communities LP.
10.3*	Time Share Agreement dated July 15, 2006, between James F. Kimsey and Affordable Residential Communities LP.
10.4*	Loan Agreement dated July 11, 2006, among ARCHL06 LLC, ARC18TX LP, ARC18FLD LLC, ARC18FLSH LLC, ARCFLMC LLC and ARCFLSV LLC, as co-borrowers and Merrill Lynch Mortgage Lending, Inc.
10.5*	Guarantee of Non-Recourse Obligations dated July 11, 2006, between Affordable Residential Communities LP and Merrill Lynch Mortgage Lending, Inc.
10.6*	Rights Agreement, dated as of July 11, 2006, by and between the Company and American Stock Transfer & Trust Company.
10.7*	Second Amendment to Credit Agreement, dated as of April 5, 2006, by and among, ARC Housing LLC, ARC Housing TX LP, (“Borrowers”), and Merrill Lynch Mortgage Capital Inc., (“Lender”).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 * Previously filed