Form 10-Q
period 2006-09-30
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2006-11-06
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the Registrant’s common stock outstanding at November 3, 2006 was 41,318,618.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
INDEX

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Rental and other property, net	$1,403,471	$1,454,689
Assets held for sale	15,012	130,733
Cash and cash equivalents	31,109	27,926
Restricted cash	6,782	7,022
Tenant and other receivables, net	4,481	3,945
Notes receivable, net	31,266	33,418
Loan origination costs, net	17,834	16,178
Loan reserves.	34,906	35,088
Lease intangibles and customer relationships, net	7,858	12,055
Prepaid expenses and other assets	8,764	7,427
Total assets	$1,561,483	$1,728,481
Liabilities and Stockholders’ Equity
Notes payable	$1,053,959	$1,146,930
Liabilities related to assets held for sale	361	56,220
Accounts payable and accrued expenses	26,544	32,658
Dividends payable	1,903	1,887
Tenant deposits and other liabilities	16,795	14,789
Total liabilities	1,099,562	1,252,484
Minority interest	28,704	31,902
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 41,329,705 and 40,971,423 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	413	410
Additional paid-in capital	794,449	791,201
Accumulated other comprehensive income	—	583
Retained deficit	(480,753)	(467,207)
Total stockholders’ equity	433,217	444,095
Total liabilities and stockholders’ equity	$1,561,483	$1,728,481

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Rental income	$52,114	$48,629	$155,154	$141,970
Sales of manufactured homes	1,916	10,745	7,582	34,599
Utility and other income	6,590	6,280	19,457	16,470
Net consumer finance interest income	558	—	982	—
Total revenue	61,178	65,654	183,175	193,039
Expenses
Property operations	18,847	20,538	51,601	56,957
Real estate taxes	4,816	3,938	14,984	11,975
Cost of manufactured homes sold	1,502	10,123	6,376	32,173
Retail home sales, finance and insurance	2,227	7,166	7,050	14,241
Property management	1,549	3,030	4,727	7,541
General and administrative	4,974	7,334	14,386	19,217
Early termination of debt	556	—	556	—
Depreciation and amortization	21,145	19,614	64,559	54,696
Real estate and retail home asset impairment	—	23,158	—	23,158
Goodwill impairment	—	74,793	—	74,793
Loss on sale of airplane	—	—	541	—
Net consumer finance interest expense	—	20	—	669
Interest expense	18,740	19,577	58,345	52,319
Total expenses	74,356	189,291	223,125	347,739
Interest income	(255)	(743)	(1,126)	(1,384)
Loss before allocation to minority interest	(12,923)	(122,894)	(38,824)	(153,316)
Minority interest	182	5,106	744	6,278
Loss from continuing operations	(12,741)	(117,788)	(38,080)	(147,038)
Income (loss) from discontinued operations	243	(6,859)	2,552	(5,820)
Gain (loss) on sale of discontinued operations	5,220	—	31,130	(678)
Income taxes on discontinued operations	206	—	(239)	—
Minority interest in discontinued operations	(196)	296	(1,175)	276
Net loss	(7,268)	(124,351)	(5,812)	(153,260)
Preferred stock dividend	(2,578)	(2,578)	(7,734)	(7,734)
Net loss attributable to common stockholders	$(9,846)	$(126,929)	$(13,546)	$(160,994)
Loss per share from continuing operations
Basic loss per share	$(0.37)	$(2.94)	$(1.11)	$(3.79)
Diluted loss per share	$(0.37)	$(2.94)	$(1.11)	$(3.79)
Income (loss) per share from discontinued operations
Basic income (loss) per share	$0.13	$(0.16)	$0.78	$(0.15)
Diluted income (loss) per share	$0.13	$(0.16)	$0.78	$(0.15)
Loss per share attributable to common stockholders
Basic loss per share	$(0.24)	$(3.10)	$(0.33)	$(3.94)
Diluted loss per share	$(0.24)	$(3.10)	$(0.33)	$(3.94)
Weighted average share information
Basic shares outstanding	41,313	40,886	41,263	40,875

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(in thousands) (unaudited)

	Nine Months
	Ended September 30,
	2006	2005
Cash flow from operating activities
Net loss	$(5,812)	$(153,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,559	54,696
Adjustments to fair value for interest rate caps	(299)	220
Amortization of loan origination costs	4,168	5,296
Stock and option grant compensation expense	450	407
Partnership preferred unit distributions declared	828	1,085
Minority interest	(1,572)	(7,659)
Real estate and retail home asset impairment	—	23,158
Goodwill impairment	—	74,793
Depreciation and minority interest included in income from discontinued operations	1,351	4,992
(Gain) loss on sale of discontinued operations	(31,130)	678
Loss on sale of airplane	541	—
Impairment charges on assets held for sale	—	6,546
Gain on sale of manufactured homes	(1,206)	(2,426)
Changes in operating assets and liabilities	(6,592)	(8,225)
Net cash provided by operating activities	25,286	301
Cash flow from investing activities
Purchases of manufactured homes	(10,745)	(106,979)
Proceeds from community sales	143,845	48,721
Proceeds from manufactured home sales	7,263	16,051
Proceeds from sale of airplane	1,170	—
Community improvements and equipment purchases	(3,107)	(48,992)
Restricted cash	240	3,902
Loan reserves	182	(8,780)
Net cash provided by (used in) investing activities	138,848	(96,077)

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(in thousands) (unaudited)

	Nine Months
	Ended September 30,
	2006	2005
Cash flow from financing activities
Proceeds from issuance of debt	260,853	312,135
Repayment of debt	(407,418)	(141,999)
Payment of common dividends and OP unit distributions	—	(35,148)
Payment of preferred dividends	(7,734)	(7,734)
Payment of partnership preferred distributions	(828)	(1,085)
Repurchase of OP Units for cash	—	(6,408)
Repurchase of PPUs	—	(2,501)
Loan origination costs	(5,824)	(8,265)
Net cash (used in) provided by financing activities	(160,951)	108,995
Net increase in cash and cash equivalents	3,183	13,219
Cash and cash equivalents, beginning of period	27,926	32,859
Cash and cash equivalents, end of period	$31,109	$46,078
Non-cash financing and investing transactions:
Notes receivable for manufactured home sales	$4,752	$19,988
Notes payable issued for redemption of PPUs	$—	$4,999
Fair value of OP Units redeemed for common stock	$3,377	$—
Supplemental cash flow information:
Cash paid for interest	$61,013	$43,404

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Affordable Residential Communities Inc. is a Maryland corporation that is engaged in the ownership and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses including acting as agent in the sale of homeowners’ insurance and related products, primarily to residents in our communities. We were organized in July 1998 and operate primarily through Affordable Residential Communities LP (the “Operating Partnership” or “OP”) and its subsidiaries, of which we are the sole general partner and owned 96.5% as of September 30, 2006.

During March 2006, the Company elected not to be taxed as a Real Estate Investment Trust (“REIT”) for the year ending December 31, 2006 primarily because, in certain circumstances, gains on sales of properties that the Company realized in 2006 could have resulted in a Federal income tax liability equal to the amount of the gain for Federal income tax purposes (a 100% tax rate) if the Company had elected to remain a REIT.

As of September 30, 2006, we owned and operated 276 communities (excluding one community classified as discontinued operations, see Note 9) consisting of 57,375 homesites (net of 350 homesites classified as discontinued operations) in 24 states with occupancy of 83.3%. Our five largest markets are Dallas-Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, with 4.2% of our total homesites. We also conduct a retail home sales business.

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

The interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company, and all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements included in our Current Report on Form 8-K for the year ended December 31, 2005.

The accompanying consolidated financial statements include all of our accounts, which include the results of operations of the manufactured home communities acquired only for the periods subsequent to the date of acquisition. We have eliminated all significant inter-company balances and transactions.

We have reclassified certain prior period amounts to conform to the current year presentation. In connection with the preparation of our 2005 Form 10-K we determined that cash flows from restricted cash and loan reserves should be included in investing rather than financing activities. As a result, the cash flow statement for the nine months ended September 30, 2006 has been revised to conform to this presentation.

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

We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that the recoverability of the net book value of the asset is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if an impairment adjustment is required. If this review indicates that the asset’s carrying amount will not be fully recoverable, we will reduce the carrying value of the asset to its estimated fair value. We recorded no impairment charges during the three and nine months ended September 30, 2006 and an impairment charge of $23.2 million in the three and nine months ended September 30, 2005.

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) became effective on January 1, 2006 and we have adopted the standard using the modified prospective method. Since our only share based payments through December 31, 2005 were nominal restricted stock issuance and shares issued to members of the board of directors as compensation, the implementation of SFAS No. 123(R) did not have a material impact on our financial position as of September 30, 2006 or our operations or cash flows for the nine months ended September 30, 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended

September 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested, at December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs for only those awards expected to vest over the service period of the award, which is currently the option vesting term of three years. Prior to the adoption of SFAS No. 123(R) we recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”), regarding their interpretation of SFAS 123(R) and the valuation of share-based payment awards for public companies. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

During 2004 we granted 95,000 shares of restricted common stock that vest over five years. In June 2004, 42,500 of these restricted shares were forfeited and in October 2004, an additional 37,500 shares of restricted stock were forfeited pursuant to the terms of their issuance, leaving 15,000 restricted shares outstanding. During both of the nine month periods ended September 30, 2006 and 2005, 3,000 shares vested leaving 9,000 shares unvested at September 30, 2006. We have recorded the unvested portion of the remaining 9,000 outstanding restricted shares as of September 30, 2006 in additional paid-in capital and are amortizing the balance ratably over the vesting period. We recorded $14,000 and $43,000, respectively, in compensation expense related to these restricted shares during both of the three and nine month periods ended September 30, 2006 and 2005. In accordance with SFAS No. 123(R) (see Recent Statements of Financial Accounting Standards below) unearned compensation continues to be amortized over the vesting period but is now included as part of additional paid-in capital on the consolidated balance sheets. We expect that there will be no forfeitures of the unvested restricted stock outstanding at September 30, 2006.

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

Income Taxes

Deferred tax assets and liabilities are recorded for the estimated future tax effects of the temporary difference between the tax basis and book basis of assets and liabilities reported in the accompanying consolidated balance sheets. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities.

Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. At September 30, 2006, a valuation allowance of $79.1 million was recorded to reduce deferred tax assets to the amount expected to be recoverable.

From time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various Federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions.

Accumulated Other Comprehensive Income and Comprehensive Loss

Amounts recorded in accumulated other comprehensive income as of December 31, 2005 represent unrecognized gains on our interest rate swap, which qualified as a cash flow hedge and was marked to market over the life of the instrument. Including these unrecognized gains or losses, our comprehensive loss for the three and nine months ended September 30, 2006 was $9.8 million and $14.1 million, respectively, compared with a comprehensive loss of $127.1 million and $161.2 million, respectively, during the same periods in 2005. Our interest rate swap agreement expired in February 2006 and was not renewed.

Recent Statements of Financial Accounting Standards

On July 13, 2006, the FASB issued its Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to the economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact, if any, that FIN 48 may have on our financial position, results of operations and cash flows.

On September 15, 2006, the FASB issued SFAS No.157, Fair Value Measurement (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting purposes (“GAAP”). SFAS No. 157 provides a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will become effective for ARC on January 1, 2008 and we are still evaluating its impact on or financial position and results of operations.

2.   Common Stock, Preferred Stock and Minority Interest Related Transactions

Stock Option Grants

On July 27, 2006, the Compensation Committee of our Board of Directors approved the grant of 500,000 non-qualified stock option awards to four senior executive officers of the Company pursuant to our 2003 Equity Incentive Plan at an exercise price of $10.74 per share, the closing price of ARC’s common stock on the New York Stock Exchange on the date of grant. The options have a term of ten years from the date of the award. Under the terms of the grants, the options vest ratably over a three-year period with the first third of the award amount vesting on the first anniversary of the award, the second third vesting on the second anniversary date of the award, and the balance vesting on the third anniversary date of the award. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of the Company.

The fair values for the stock options granted during the three and nine months ended September 30, 2006 were estimated using the Black-Scholes option pricing model with an expected volatility of 30%, a risk-free interest rate of 5.1%, a dividend yield rate of zero, a ten-year expected life of the options, and a forfeiture rate of zero. Based on calculations using the Black-Scholes option pricing model, the grant date fair value of the options granted during the quarter approximated $5.79 per share. The expected volatility is based on the historical volatility in the price of our common stock since our IPO. The risk-free interest rate is the ten-year Treasury rate, based on the expected life of the options. The dividend yield assumption is based on our history and expectation of dividend payments on common stock. The expected life of the stock options represents the period in which the stock options are expected to remain outstanding, which is the full term of the options.

Our total stock compensation expense recorded in general and administrative expenses for the three and nine months ended September 30, 2006, related to stock-based compensation was $0.4 million and $0.5 million, respectively, compared with $0.1 million and $0.4 million, respectively, for the same periods in 2005.

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

Dividends Declared

On March 2, 2006, the board of directors declared a quarterly cash dividend of $0.515625 per share for our Series A Cumulative Redeemable Preferred Stock, and $0.39 per unit on the Series C Preferred Units of the Operating Partnership. The dividends were paid on April 28, 2006 to shareholders of record on April 14, 2006. On June 8, 2006, the board of directors declared a quarterly cash dividend of $0.515625 per share for our Series A Cumulative Redeemable Preferred Stock, and $0.39 per unit on the Series C Preferred Units of the Operating Partnership. The dividends were paid on July 28, 2006 to shareholders of record on July 14, 2006. On September 20, 2006, the board of directors declared a quarterly cash dividend of $0.515625 per share for our Series A Cumulative Redeemable Preferred Stock, and $0.39 per unit on the Series C Preferred Units of the Operating Partnership. The dividends were paid on October 30, 2006 to shareholders of record on October 13, 2006. The Board reviews the payment of dividends on a quarterly basis.

Minority Interest

At September 30, 2006, minority interest consisted of 1,483,284 OP Units that were issued to various limited partners and 705,688 preferred partnership units (“PPUs”) issued on June 30, 2004 as part of an acquisition. Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a “Paired Equity Unit”) that allows each holder to vote an OP Unit on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash, or at our election, convertible into one share of our common stock. During the three and nine months ended September 30, 2006, we converted approximately 20,000 and 348,000 OP Units, respectively, for an equal number of shares of our common stock valued at approximately $200,900 and $3.4 million, respectively.

The PPUs outstanding as of September 30, 2006 consist of 705,688 Series “C” units. The Series “C” PPUs carry a liquidation preference of $25 per unit and earn cash distributions at the rate of 6.25% per annum, payable quarterly. The Series “C” PPUs can be redeemed at the option of the Operating Partnership for cash after the fifth anniversary of their issuance. Series “C” PPU holders can request redemption of their units after the two and a half year anniversary of issuance, at which time the Operating Partnership must redeem the PPUs or repurchase them with common stock, cash and/or a note payable, at the Operating Partnership’s option. As of September 30, 2006, we had accrued $183,773 of the Series “C” PPU preferred distribution, representing the portion of the preferred distribution earned by Series “C” preferred unitholders through that date.

We have recorded an equity transfer adjustment between additional paid-in capital and the minority interest in our consolidated balance sheet as of September 30, 2006 to account for changes in the respective ownership in the underlying equity of the Operating Partnership.

The following summarizes the activity of the minority interest in the Operating Partnership (in thousands):

Minority interest at December 31, 2005	$31,902
Minority interest allocation	431
Transfer from stockholders’ equity	576
Redemption of OP Units	(3,377)
Distributions to PPU holders	(828)
Minority interest at September 30, 2006	$28,704

3.   Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	September 30,	December 31,
	2006	2005
Land	$194,532	$194,557
Improvements to land and buildings	1,192,172	1,191,538
Rental homes and improvements	265,482	261,164
Furniture, equipment and vehicles	13,900	16,046
Subtotal	1,666,086	1,663,305
Less accumulated depreciation:
On improvements to land and buildings	(198,443)	(164,259)
On rental homes and improvements	(56,527)	(37,077)
On furniture, equipment and vehicles	(7,645)	(7,280)
Rental and other property, net	$1,403,471	$1,454,689

4.   Notes Payable

The following table sets forth certain information regarding our notes payable (in thousands):

	September 30,	December 31,
	2006	2005
Senior fixed rate mortgage due 2009, 5.05% per annum	$85,041	$89,512
Senior fixed rate mortgage due 2012, 7.35% per annum	278,452	286,433
Senior fixed rate mortgage due 2014, 5.53% per annum	190,122	196,270
Senior fixed rate mortgage due 2016, 6.24% per annum	170,000	—
Senior variable rate mortgage due 2009, one-month LIBOR plus 0.80% per annum (6.12% at September 30, 2006)	60,000	—
Senior variable rate mortgage, one-month LIBOR plus 3.00% per annum	—	126,895
Revolving credit mortgage facility, one-month LIBOR plus 2.75% per annum	—	58,764
Various individual fixed rate mortgages due 2006 through 2031, averaging 7.23% per annum at September 30, 2006	135,110	150,104
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (9.00% at September 30, 2006)	1,651	14,188
Trust preferred securities due 2035, three-month LIBOR plus 3.25% per annum (8.62% at September 30, 2006)	25,780	25,780
Consumer finance facility due 2008, one-month LIBOR plus 3.00% per annum	—	18,607
Lease receivable facility due 2008, one-month LIBOR plus 4.125% per annum (9.45% at September 30, 2006)	10,000	77,500
Senior exchangeable notes due 2025, 7.50% per annum	96,600	96,600
PPU notes payable, 7.00% per annum	—	4,999
Other loans	1,203	1,278
	$1,053,959	$1,146,930

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

Senior Fixed Rate Mortgage Due 2016; Senior Variable Rate Mortgage Due 2009 (repaid and terminated Senior Variable Rate Mortgage and Revolving Credit Mortgage Facility)

On July 11, 2006, we entered into a $230 million mortgage debt facility. Approximately $116.8 million of the proceeds were used to repay and terminate our Senior Variable Rate Mortgage and approximately $58.8 million of the proceeds were used to repay and terminate our Revolving Credit Mortgage Facility. The Loan Agreement is comprised of two components (collectively, the “Loan”): a $170 million 10-year fixed rate mortgage debt component and a $60 million 3-year floating rate mortgage debt component with two one-year (no-fee) extension options. The fixed rate component bears interest at 6.239% and requires interest-only payments for the term of the loan. The floating rate component is adjusted monthly, bears interest at one-month LIBOR plus 80 basis points (6.12% at September 30, 2006) and requires interest-only payments for the term of the loan. The loan is secured by 59 manufactured housing communities located in 18 states as well as an assignment of leases and rents associated with the mortgaged property. The loan is non-recourse with the exception that the repayment of the indebtedness is guaranteed pursuant to a guaranty of non-recourse obligations in the event of declaration of bankruptcy; interference with any of the lenders rights, and asset transfers and other activities in violation of the loan documents. Under the provisions of the loan agreement, we have the right to prepay any portion of the floating rate component, with or without release of the mortgaged property, without penalty. Subsequent to a prepayment of the entire floating rate component of the loan, we have the option to prepay a fixed portion of the loan subject to prepayment fees, yield maintenance or defeasance in accordance with the terms of the loan agreement.

Various Individual Fixed Rate Mortgages

We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition as follows:

a)               Mortgages assumed as part of individual property purchases. These notes total approximately $39.7 million at September 30, 2006, mature from 2006 ($5.1 million in 2006) through 2028 and have an average effective interest rate of 7.45%. These mortgages are secured by 13 specific manufactured home communities.

b)              Mortgages assumed in conjunction with the Hometown acquisition as discussed in Form 10-K. These notes total approximately $67.5 million at September 30, 2006, mature from 2008 through 2031 and carry an average effective interest rate of 7.12%. These mortgages are secured by 12 specific manufactured home communities and subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage.

c)               Notes assumed in conjunction with the D.A.M. portfolio purchase as discussed in Form 10-K. These notes total approximately $28.0 million at September 30, 2006, mature in 2008 and carry an average effective annual interest rate of 7.18%. These mortgages are secured by 24 specific manufactured home communities.

Floorplan Lines of Credit

Our floorplan line of credit provides for borrowings of up to $35.0 million, secured by manufactured homes in inventory. Under the lines of credit, the lender will advance 75% of the cost of manufactured homes. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the lines of credit bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 9.00% at September 30, 2006) based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The lines of credit require us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. The minimum tangible net worth required is $425.0 million through December 31, 2006, and $385.0 million from January 1, 2007 through September 13, 2007, the due date of the line. We are in compliance with all financial covenants of the line of credit as of September 30, 2006. The line of credit is subject to an annual commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

Trust Preferred Securities Due 2035

On March 15, 2005, the Company issued $25.8 million in unsecured trust preferred securities. The $25.8 million trust preferred securities bear interest at three-month LIBOR plus 3.25% (8.62% at September 30, 2006). Interest on the securities is paid on the 30th of March, June, September and December of each year. The Company may redeem these securities on or after March 30, 2010 in whole or in part at principal amount plus accrued interest. The securities are mandatorily redeemable on March 15, 2035 if not redeemed sooner.

Consumer Finance Facility

The Consumer Finance Facility has a total commitment of $125.0 million and a term of four years. In July, we repaid the outstanding principal balance under this facility and no balance was outstanding as of September 30, 2006. This facility is an obligation of a subsidiary of our Operating Partnership, and borrowings under this facility are secured by manufactured housing conditional sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility ($18.7 million as of September 30, 2006). The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR. During the quarter, we paid a commitment fee of 1.00% on the original committed amount and 0.75% of the amended committed amount and will pay additional annual commitment fees payable on each anniversary of the closing. Advances under the facility are subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

The line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. The minimum tangible net worth required is $425.0 million through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of September 30, 2006 with all financial covenants under the line of credit.

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

Lease Receivables Facility

The Company has a $150.0 million secured revolving credit facility (the “Lease Receivables Facility”) which we use to finance the purchase of manufactured homes and for general corporate purposes. Pursuant to the agreement, borrowings are limited to approximately 65% of the net book value of the eligible manufactured housing units owned by two of our indirect wholly owned subsidiaries, ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”) and located in ARC’s communities, subject to certain other applicable borrowing base requirements. The facility bears interest at a variable rate based on a spread of 4.125% over the one-month LIBOR (9.45% at September 30, 2006). The facility matures September 30, 2008.

The line of credit requires the Operating Partnership to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. The minimum tangible net worth required is $425.0 million through December 31, 2006, $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of September 30, 2006 with all financial covenants under the amended line of credit. Borrowings under the Lease Receivables Facility are secured by an assignment of all lease receivables and rents, an assignment of the underlying manufactured homes and a pledge by ARCHC LLC and ARC Housing GP LLC of 100% of the outstanding equity in Housing. Interest is payable monthly.

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

PPU Notes Payable

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

5.   Income (loss) per share

The following table reflects the calculation of income (loss) per share on a basic and diluted basis (amounts in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Loss per share from continuing operations:
Loss from continuing operations	$(12,741)	$(117,788)	$(38,080)	$(147,038)
Preferred stock dividends	(2,578)	(2,578)	(7,734)	(7,734)
Net loss from continuing operations	$(15,319)	$(120,366)	$(45,814)	$(154,772)
Weighted average common shares outstanding	41,313	40,886	41,263	40,875
Basic loss per share from continuing operations	$(0.37)	$(2.94)	$(1.11)	$(3.79)
Diluted loss per share from continuing operations	$(0.37)	$(2.94)	$(1.11)	$(3.79)
Income (loss) per share from discontinued operations:
Income (loss) from discontinued operations	$243	$(6,859)	$2,552	$(5,820)
Gain (loss) on sale of discontinued operations	5,220	—	31,130	(678)
Income tax expense on discontinued operations	206	—	(239)	—
Minority interest in discontinued operations	(196)	296	(1,175)	276
Net income (loss) from discontinued operations	$5,473	$(6,563)	$32,268	$(6,222)
Basic income (loss) per share from discontinued operations	$0.13	$(0.16)	$0.78	$(0.15)
Diluted income (loss) per share from discontinued operations	$0.13	$(0.16)	$0.78	$(0.15)
Loss per share available to common stockholders:
Net loss available to common stockholders	$(9,846)	$(126,929)	$(13,546)	$(160,994)
Basic loss per share to common stockholders	$(0.24)	$(3.10)	$(0.33)	$(3.94)
Diluted loss per share to common stockholders	$(0.24)	$(3.10)	$(0.33)	$(3.94)
Equivalent shares utilized for diluted loss per share calculation except when anti-dilutive:
Operating partnership units(a)	1,490	2,038	1,537	2,275
Preferred partnership units(b)	1,821	1,890	1,821	2,286
Restricted stock	9	57	9	46
Total(c)	3,320	3,985	3,367	4,607

(a)           From September 30, 2005 through September 30, 2006, we redeemed approximately 359,000 OP units.

(b)          In July 2005, we redeemed all of the Series B PPUs (see our Form 10-K for the year ended December 31, 2005).

(c)           Excludes 500,000 stock options and 806,000 warrants outstanding with exercise prices above the market price of our common stock.

6.   Property Operations Expense

During the three and nine months ended September 30, 2006 and 2005, we incurred property operations expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Utilities and telephone	$7,651	$7,746	$21,893	$21,075
Salaries and benefits	5,466	6,206	15,353	18,017
Repairs and maintenance	3,299	3,254	7,284	8,146
Insurance	807	746	2,490	2,390
Bad debt expense	328	855	1,021	2,033
Professional services	413	336	1,021	1,019
Office supplies	169	299	481	849
Advertising	19	246	71	483
Other operating expense	695	850	1,987	2,945
	$18,847	$20,538	$51,601	$56,957

7.   Retail Home Sales, Finance and Insurance Expense

During the three and nine months ended September 30, 2006 and 2005, we incurred retail home sales, finance and insurance expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Salaries and benefits	$1,293	$4,535	4,465	7,805
Travel	121	336	287	694
Insurance	52	109	150	275
Bad debt expense	(13)	287	13	596
Professional services	278	589	706	988
Advertising	258	999	723	2,936
Other operating expense	238	311	706	947
	$2,227	$7,166	$7,050	$14,241

8.   General and Administrative Expense

During the three and nine months ended September 30, 2006 and 2005, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Salaries and benefits	$3,113	$4,509	$8,722	$11,349
Travel	180	452	501	1,254
Professional services	730	885	2,241	3,095
Telephone	88	181	287	386
Office supplies	80	126	304	377
Insurance	294	300	860	766
Rent	130	90	331	218
Other administrative expense	359	791	1,140	1,772
	$4,974	$7,334	$14,386	$19,217

9.   Discontinued Operations

As of December 31, 2005, we held 38 communities as discontinued operations and in May 2006 we discontinued two more communities. As of September 30, 2006, we had closed sales for 39 of these communities, comprising $83.7 million of cash proceeds net of related debt, defeasance and other closing costs of $74.3 million. We expect to close the remaining sales transaction in 2007 and will continue to own this community through the date of sale. There can be no assurance, however, that the Company will close the remaining community sale, or, if it closes, that it will close on the terms set forth in its contract.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities designated as held for sale have been classified as discontinued operations as of September 30, 2006 and December 31, 2005. We have included $15.0 million and $130.7 million of assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively, and $0.4 million and $56.2 million, respectively, of mortgage notes payable and other obligations related to these communities as liabilities related to assets held for sale. The debt related to the remaining community held for sale at September 30, 2006 has been defeased. In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying statements of operations for the three and nine months ended September 30, 2006 and 2005. In connection with sales of our discontinued operations, we recorded gains of $5.2 million and $31.1 million, respectively, in the three and nine months ended September 30, 2006, and a loss of $0.7 million in the nine months ended September 30, 2005.

The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	September 30,	December 31,
	2006	2005
Assets Held for Sale
Rental and other property, net	$13,494	$130,176
Tenant, notes and other receivables, net	10	663
Loan origination costs	—	752
Goodwill	754	6,481
Lease intangibles and customer relationships, net	199	1,110
Prepaid expenses and other assets	555	401
Reserve for loss on sales of communities	—	(8,850)
	$15,012	$130,733
Liabilities Related to Assets Held for Sale
Notes payable	$—	$54,260
Accounts payable and accrued expenses	238	613
Tenant deposits and other liabilities	123	1,347
	$361	$56,220

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Statement of Operations
Revenue	$674	$6,900	$8,675	$21,576
Operating expenses	(431)	(7,213)	(6,123)	(20,850)
Asset impairment charges	—	(6,546)	—	(6,546)
Income (loss) from discontinued operations	$243	$(6,859)	$2,552	$(5,820)

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

11.   Segment Information

We operate in three business segments—real estate, retail home sales, and finance and insurance. A summary of our business segment information is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenue
Real estate	$58,584	$53,931	$174,120	$156,911
Retail home sales	1,916	10,773	7,597	34,632
Finance and insurance	678	950	1,458	1,496
	61,178	65,654	183,175	193,039
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	23,663	24,476	66,585	68,932
Retail home sales	3,063	15,480	11,304	43,051
Finance and insurance	666	1,809	2,122	3,363
	27,392	41,765	80,011	115,346
Net segment income (loss)(a)
Real estate	34,921	29,455	107,535	87,979
Retail home sales	(1,147)	(4,707)	(3,707)	(8,419)
Finance and insurance	12	(859)	(664)	(1,867)
	33,786	23,889	103,164	77,693
Property management expense	1,549	3,030	4,727	7,541
General and administrative expense	4,974	7,334	14,386	19,217
Interest expense
Real estate	15,275	13,894	48,631	41,315
Retail home sales	105	750	523	1,741
Corporate and other	3,360	4,933	9,191	9,263
	18,740	19,577	58,345	52,319
Amortization expense	1,401	1,401	4,197	4,168
Depreciation expense
Real estate	19,660	18,115	60,111	50,178
Retail home sales	37	2	57	17
Finance and insurance	—	1	1	4
Corporate and other	47	95	193	329
	19,744	18,213	60,362	50,528

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Loss on sale of airplane	—	—	541	—
Early termination of debt	556	—	556	—
Goodwill impairment	—	74,793	—	74,793
Real estate and retail home asset impairment	—	23,158	—	23,158
Net consumer finance interest expense	—	20	—	669
Interest income	(255)	(743)	(1,126)	(1,384)
Loss before allocation to minority interest	(12,923)	(122,894)	(38,824)	(153,316)
Minority interest	182	5,106	744	6,278
Loss from continuing operations	(12,741)	(117,788)	(38,080)	(147,038)
Income (loss) from discontinued operations	243	(6,859)	2,552	(5,820)
Gain (loss) on sale of discontinued operations	5,220	—	31,130	(678)
Income taxes on discontinued operations	206	—	(239)	—
Minority interest in discontinued operations	(196)	296	(1,175)	276
Net loss	(7,268)	(124,351)	(5,812)	(153,260)
Preferred stock dividend	(2,578)	(2,578)	(7,734)	(7,734)
Net loss attributable to common stockholders	$(9,846)	$(126,929)	$(13,546)	$(160,994)

	September 30,	December 31,
	2006	2005
Identifiable assets
Real estate	$1,500,741	$1,642,214
Retail home sales	9,529	28,843
Finance and insurance	26,942	27,689
Corporate and other	24,271	29,735
	$1,561,483	$1,728,481
Notes payable
Real estate	$928,725	$985,479
Retail home sales	1,651	14,188
Finance and insurance	—	18,607
Corporate and other	123,583	128,656
	$1,053,959	$1,146,930

12.   Income Taxes

The Company has determined that certain sales of properties that closed or will close during the year ending December 31, 2006 could result in gains for Federal income tax purposes. As a result, in March 2006 we elected not to be taxed as a REIT for the year ending December 31, 2006.

At September 30, 2006, the Company has net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $361 million and $342 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2025. The net operating loss carry-forwards for regular Federal income tax purposes at December 31, 2005 offset the regular taxable earnings for the quarter and nine months ending September 30, 2006. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

At September 30, 2006, we recorded a deferred tax asset of approximately $153.2 million less a valuation allowance reserve of approximately $79.1 million and deferred tax liabilities of approximately $74.1 million based on our estimated composite Federal and state tax rate of 40%. We could experience circumstances in the future that result in a non-cash income tax benefit based on the timing of recognition of the tax benefit of our operating losses carried forward from prior years. Under current IRS rules, we can elect to return to REIT status after five years. There can be no assurances that the tax laws and regulations will not change or that we will change our REIT election status in five years.

The following depicts the significant components of the provision for income taxes and a reconciliation of the provision for income taxes to the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006
	Continuing	Discontinued
	Operations	Operations	Total
Current tax expense	$—	$(206)	$(206)
Deferred tax expense	—	—	—
Provision for income taxes	$—	$(206)	$(206)
Tax at statutory rate	$(4,459)	$1,842	$(2,617)
Permanent differences	(1,415)	—	(1,415)
State taxes	(637)	263	(374)
Increase (decrease) in valuation allowance	6,511	(2,311)	4,200
Provision for income taxes	$—	$(206)	$(206)

	Nine Months Ended September 30, 2006
	Continuing	Discontinued
	Operations	Operations	Total
Current tax expense	$—	$239	$239
Deferred tax expense	—	—	—
Provision for income taxes	$—	$239	$239
Tax at statutory rate	$(13,328)	$11,377	$(1,951)
Permanent differences	(570)	—	(570)
State taxes	(1,904)	1,625	(279)
Increase (decrease) in valuation allowance	15,802	(12,763)	3,039
Provision for income taxes	$—	$239	$239

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Deferred Tax Assets
Net operating loss carryforwards	$144,598	$146,650
Prepaid rent	250	343
Loan loss reserve	588	373
Allowance for doubtful accounts	448	669
Tax basis goodwill	3,749	4,178
Notes payable	1,924	2,202
Accrued liabilities	1,214	990
Other	201	462
Alternative minimum tax credit	239	—
Valuation allowance	(79,073)	(76,035)
Total gross deferred tax assets	$74,138	$79,832
Deferred Tax Liabilities
Rental and other property, net	$70,388	$73,814
Lease intangibles and customer relationships	3,223	5,176
Deferred commissions	527	842
Total gross deferred tax liabilities	$74,138	$79,832

13.   Subsequent Events

Agreement Reached to Acquire Common Stock of NLASCO, Inc.

On October 6, 2006, we signed a definitive agreement to acquire all of the stock of NLASCO, Inc. (“NLASCO”), a privately held property and casualty insurance holding company. In exchange for the stock, NLASCO’s shareholders, consisting of C. Clifton Robinson and affiliates, will receive $105.75 million in cash and 1,218,880 shares of ARC common stock for a total consideration of $117.5 million. In addition, we signed an agreement with Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, pursuant to which it will invest $20 million to purchase common stock of the Company at the leading ten-day average market price of our common stock on the date the agreement was signed, subject to certain anti-dilution provisions.

We expect to conduct a rights offering to our stockholders in order to raise approximately $80 million to provide a source of funding for a portion of the acquisition of NLASCO. In the proposed rights offering, all holders of ARC common stock will receive one non-transferable right to purchase approximately 0.242 shares of common stock of the Company for each share held as of a record date to be established and announced at a later date. The price at which the additional shares may be purchased is $8.00 per share. It is currently anticipated that an affiliate of Gerald J. Ford, one of the Company’s directors and the beneficial owner of approximately 17.6% of ARC’s common stock, will backstop the rights offering and purchase any shares not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

The transaction is expected to close by the end of the first quarter of 2007, subject to regulatory approval and other required consents.

24

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

GENERAL STRUCTURE OF THE COMPANY

We are a fully integrated, self-administered and self-managed corporation focused on the ownership and operation of primarily all-age manufactured home communities. We also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners’ insurance and other related insurance products. We conduct substantially all of our activities through our Operating Partnership, of which we are the sole general partner and in which we hold a 96.5% ownership interest as of September 30, 2006.

Beginning in 1995 our predecessors founded several companies under the name “Affordable Residential Communities” or “ARC” for the purpose of engaging in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses. We were formed in July 1998 as a Maryland corporation for the purpose of acting as the investment vehicle for and a co-general partner of our OP, the fourth real property partnership organized and operated by our predecessor entities. In May 2002, we completed a reorganization in which we acquired substantially all the other real property partnerships and other related businesses organized and operated by our predecessors and became the sole general partner of our OP.

RECENT DEVELOPMENTS

Agreement Reached to Acquire Common Stock of NLASCO, Inc.

On October 6, 2006, we signed a definitive agreement to acquire all of the stock of NLASCO, Inc. (“NLASCO”), a privately held property and casualty insurance holding company. In exchange for the stock, NLASCO’s shareholders, consisting of C. Clifton Robinson and affiliates, will receive $105.75 million in cash and 1,218,880 shares of ARC common stock for a total consideration of $117.5 million. In addition, we signed an agreement with Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, pursuant to which it will invest $20 million to purchase common stock of the Company at the leading ten-day average market price of our common stock on the date the agreement was signed, subject to certain anti-dilution provisions.

We expect to conduct a rights offering to our stockholders in order to raise approximately $80 million to provide a source of funding for a portion of the acquisition of NLASCO. In the proposed rights offering, all holders of ARC common stock will receive one non-transferable right to purchase approximately 0.242 shares of common stock of the Company for each share held as of a record date to be established and announced at a later date. The price at which the additional shares may be purchased is $8.00 per share. It is currently anticipated that an affiliate of Gerald J. Ford, one of the Company’s directors and the beneficial owner of approximately 17.6% of ARC’s common stock, will backstop the rights offering and purchase any shares not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

The transaction is expected to close by the end of the first quarter of 2007, subject to regulatory approval and other required consents.

Community Sales

In the first nine months of 2006, the Company closed on 39 previously contracted community sales transactions comprising $83.7 million of cash proceeds net of related debt, defeasance and other closing costs of $74.3 million. We expect to close the remaining sales transaction in 2007. There can be no assurance, however, that the Company will close the remaining community sale, or, if it closes, that it will close on the terms set forth in its contract.

Dividends Declared

On September 20, 2006, the board of directors declared a quarterly cash dividend of $0.515625 per share for our Series A Cumulative Redeemable Preferred Stock, and $0.39 per unit on the Series C Preferred Units of our Operating Partnership. The dividends were paid on October 30, 2006 to shareholders of record on October 13, 2006. The Board reviews the payment of dividends on a quarterly basis.

Stock Option Grants

On July 27, 2006, the Compensation Committee of our Board of Directors approved the grant of 500,000 non-qualified stock option awards to four senior executive officers of the Company pursuant to our 2003 Equity Incentive Plan at an exercise price of $10.74, the closing price of ARC’s common stock on the New York Stock Exchange on the date of grant. The options have a term of ten years from the date of the award. Under the terms of the grants, the options vest ratably over a three-year period with the first third of the award amount vesting on the first anniversary of the award, the second third vesting on the second anniversary date of the award, and the balance vesting on the third anniversary date of the award. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of the Company.

Stockholder Rights Plan

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

Refinancing

On July 11, 2006, six indirect wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into a $230 million mortgage debt facility with Merrill Lynch Mortgage Lending, Inc. Approximately $175 million of the proceeds of the loan were used to repay other debt. The loan agreement is comprised of two components; a $170 million 10-year fixed rate mortgage debt component and a $60 million 3-year floating rate mortgage debt component with two one-year (no-fee) extension options. The fixed rate component bears interest at 6.239% and requires interest-only payments for the term of the loan. The floating rate component is adjusted monthly, bears interest at one-month LIBOR plus 80 basis points and requires interest-only payments for the term of the loan. The loan is secured by 59 manufactured housing communities located in 18 states as well as an assignment of leases and rents associated with the mortgaged property. The loan is non-recourse with the exception that the repayment of the indebtedness is guaranteed pursuant to a guaranty of non-recourse obligations in the event of declaration of bankruptcy; interference with any of the lenders rights, and asset transfers and other activities in violation of the loan documents. Under the provisions of the loan agreement, we have the right to prepay any portion of the floating rate component, with or without release of the mortgaged property, without penalty. Subsequent to a prepayment of the entire floating rate component of the loan, we have the option to prepay a fixed portion of the loan subject to prepayment fees, yield maintenance or defeasance in accordance with the terms of the loan agreement.

OVERVIEW OF RESULTS

For the three and nine months ended September 30, 2006, net loss from continuing operations was ($15.3) million and ($45.8) million, or ($0.37) per share and ($1.11) per share, respectively, as compared to net losses from continuing operations of ($120.4) million and ($154.8) million, or ($2.94) per share and

($3.79) per share, for the same periods in 2005. Excluding impairments and executive severance (net of minority interest) in 2005 of $94.7 million, our third quarter loss from continuing operations declined year-over-year by $10.4 million, or 40%. Revenue in our real estate segment increased to $58.6 million for the three months ended September 30, 2006 as compared to $53.9 million for the same period in 2005. Real estate segment expenses for the three months ended September 30, 2006 decreased to $23.7 million, as compared with $24.5 million for the three months ended September 30, 2005. As a result, real estate net segment income increased to $34.9 million for the three months ended September 30, 2006 as compared to $29.5 million for the same period in 2005. See Real Estate Net Segment Income included hereinafter in this section for definitions of real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measure.

Total portfolio occupancy averaged 83.3% and 83.4% for the three and nine months ended September 30, 2006, respectively, and averaged 84.9% and 83.2% for the three and nine months ended September 30, 2005, respectively. The following table summarizes our occupancy net activity for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Homeowner activity:
Homeowner move ins	235	66	766	453
Homeowner move outs	(527)	(629)	(1,615)	(2,058)
Home sales	91	583	353	2,224
Repossession move outs	(227)	(427)	(891)	(1,476)
Net homeowner activity	(428)	(407)	(1,387)	(857)
Home renter activity:
Home renter move ins	895	416	2,767	2,280
Home renter lease with option to purchase move ins	478	1,764	1,270	3,746
Home renter move outs	(1,066)	(1,422)	(2,862)	(3,743)
Net home renter activity	307	758	1,175	2,283
Net activity	(121)	351	(212)	1,426

The following reconciles the above activity to the period end occupied homesites.

Net homeowner activity	(428)	(407)	(1,387)	(857)
Occupied homeowner sites, beginning of period	39,568	41,502	40,527	41,952
Occupied homeowner sites, end of period	39,140	41,095	39,140	41,095
Net home renter activity	307	758	1,175	2,283
Occupied home renter sites, beginning of period	8,336	6,914	7,468	5,389
Occupied home renter sites, end of period	8,643	7,672	8,643	7,672
Total occupied homesites, end of period	47,783	48,767	47,783	48,767
Total occupancy percentage(a)	83.3%	85.2%	83.3%	85.2%

(a)           The Company removed a net 586 lots from its homesite count from December 31, 2004 to September 30, 2006 as part of its ongoing review of operations.

On September 30, 2006, our total home inventory was 9,559 homes. Results in the three and nine months ended September 30, 2006, as compared with the same periods in 2005, reflect a change in sales and marketing programs that we implemented in the fourth quarter of 2005 to increase the sales pricing of our homes. We continue to focus on affordable price points, marketing, training of our employees and the availability of chattel financing through our consumer finance program. In the three and nine months ended September 30, 2006, we sold 91 and 353 manufactured homes, respectively, from our home inventory compared with 583 and 2,224, respectively, for the same periods in 2005.

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

Presence in Key Markets.   As of September 30, 2006, approximately 74% of our homesites are located in our 20 largest markets. We believe we have a leading market share in 15 of these markets, based on number of homesites. A significant market share should enable us to (i) achieve operating efficiencies and economies of scale by leveraging our local property management infrastructure and other operating overhead over a larger number of communities and homesites, (ii) provide potential residents with a broader range of affordable housing options in their market, (iii) increase our visibility and brand recognition and leverage advertising costs and (iv) obtain more favorable terms and faster turnaround time on construction, renovation, repairs and home installation services. We believe the continuing significant size and geographic diversity of our portfolio reduces our exposure to risks associated with geographic concentration, including the risk of economic downturns or natural disasters in any one market in which we operate.

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

THE PROPERTIES

As of September 30, 2006, our portfolio consisted of 276 manufactured home communities (net of one community classified as discontinued operations, see Note 9 in the accompanying financial statements) comprising 57,375 homesites located in 24 states and 59 markets, primarily oriented toward all-age living. Our five largest markets are Dallas/Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas, with 4.2% of our total homesites.

As of September 30, 2006, our communities had an occupancy rate of 83.3%, and the average monthly rental income per occupied homesite was $363. Homesite leases by homeowners generally are month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of September 30, 2006:

				Rental Income
	Number	Percentage		Per Occupied
	of Total	of Total	Occupancy	Homesite
Market(1)	Homesites	Homesites	Percentage	Per Month(2)
Dallas—Ft. Worth, TX	7183	12.5%	80.7%	$401
Atlanta, GA	4969	8.7%	88.6%	390
Salt Lake City, UT	3797	6.6%	94.0%	372
Front Range of CO	3290	5.7%	83.4%	462
Kansas City—Lawrence—Topeka, MO—KS	2426	4.2%	85.9%	321
Jacksonville, FL	2259	3.9%	90.6%	376
Wichita, KS	2162	3.8%	60.5%	310
St. Louis, MO—IL	1917	3.3%	78.6%	336
Oklahoma City, OK	1891	3.3%	77.6%	324
Orlando, FL	1858	3.2%	92.9%	397
Greensboro—Winston Salem, NC	1396	2.4%	65.2%	301
Davenport—Moline—Rock Island, IA—IL	1382	2.4%	86.5%	309
Elkhart—Goshen, IN	1209	2.1%	87.0%	382
Charleston—North Charleston, SC	1184	2.1%	80.6%	305
Raleigh—Durham—Chapel Hill, NC	1092	1.9%	90.7%	397
Sioux City, IA—NE	994	1.7%	81.1%	340
Syracuse, NY	939	1.6%	59.7%	378
Des Moines, IA	859	1.5%	87.8%	360
Flint, MI	838	1.5%	71.1%	397
Pueblo, CO	752	1.3%	65.6%	329
Subtotal—Top 20 Markets	42,397	73.7%	82.5%	373
All Other Markets	14,978	26.3%	85.6%	338
Total / Weighted Average	57,375	100.0%	83.3%	$363

(1)          Markets are defined by our management.

(2)          Rental Income is defined as homeowner rental income, home renter rental income and other rental income reduced by move-in bonuses and rent concessions.

COMMUNITIES

Comparison of the Three and Nine Months Ended September 30, 2006 to the Three and Nine Months Ended September 30, 2005

The following table presents certain information relative to our real estate segment as of and for the three and nine months ended September 30, 2006 and 2005 (in thousands, except home, community and income and revenue per unit information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average total homesites	57,370	57,335	57,354	57,699
Average total rental homes	9,490	8,434	9,369	7,948
Average occupied homesites—homeowners	39,335	41,338	39,794	41,593
Average occupied homesites—rental homes	8,456	7,348	8,050	6,412
Average total occupied homesites	47,791	48,686	47,844	48,005
Average occupancy—rental homes	89.1%	87.1%	85.9%	80.7%
Average occupancy—total	83.3%	84.9%	83.4%	83.2%
Real estate revenue
Homeowner rental income	$36,801	$35,276	$110,834	$106,440
Home renter rental income	15,090	13,108	43,679	34,707
Other	223	245	641	823
Rental income	52,114	48,629	155,154	141,970
Utility and other income	6,470	5,302	18,966	14,941
Total real estate revenue	58,584	53,931	174,120	156,911
Real estate expenses
Property operations expenses	18,847	20,538	51,601	56,957
Real estate taxes	4,816	3,938	14,984	11,975
Total real estate expenses	23,663	24,476	66,585	68,932
Real estate net segment income	$34,921	$29,455	$107,535	$87,979
Average monthly rental income per total occupied homesite(1)	$363	$333	$360	$329
Average monthly homeowner rental income per homeowner occupied homesite(2)	$312	$284	$309	$284
Average monthly home renter income per occupied rental home(3)	$595	$595	$603	$601

	September 30,
	2006	2005
Total communities	276	276
Total homesites	57,375	57,232
Occupied homesites	47,783	48,767
Total rental homes owned	9,559	8,889
Occupied rental homes	8,643	7,672

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net segment income (loss):
Real estate	$34,921	$29,455	$107,535	$87,979
Retail home sales	(1,147)	(4,707)	(3,707)	(8,419)
Finance and insurance	12	(859)	(664)	(1,867)
	33,786	23,889	103,164	77,693
Other expenses:
Property management	1,549	3,030	4,727	7,541
General and administrative	4,974	7,334	14,386	19,217
Early termination of debt	556	—	556	—
Depreciation and amortization	21,145	19,614	64,559	54,696
Real estate and retail home asset impairment	—	23,158	—	23,158
Goodwill impairment	—	74,793	—	74,793
Loss on sale of airplane	—	—	541	—
Net consumer finance interest expense	—	20	—	669
Interest expense	18,740	19,577	58,345	52,319
Total other expenses	46,964	147,526	143,114	232,393
Interest income	(255)	(743)	(1,126)	(1,384)
Loss before allocation to minority interest	(12,923)	(122,894)	(38,824)	(153,316)
Minority interest	182	5,106	744	6,278
Loss from continuing operations	(12,741)	(117,788)	(38,080)	(147,038)
Income (loss) from discontinued operations	243	(6,859)	2,552	(5,820)
Gain (loss) on sale of discontinued operations	5,220	—	31,130	(678)
Income tax expense on discontinued operations	206	—	(239)	—
Minority interest in discontinued operations	(196)	296	(1,175)	276
Net loss	(7,268)	(124,351)	(5,812)	(153,260)
Preferred stock dividend	(2,578)	(2,578)	(7,734)	(7,734)
Net loss attributable to common stockholders	$(9,846)	$(126,929)	$(13,546)	$(160,994)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Revenue.   Revenue for the three months ended September 30, 2006 was $61.2 million, as compared to $65.7 million for the three months ended September 30, 2005, a decrease of $4.5 million, or 7%. Rental income increased by $3.5 million, primarily as a result of $3.2 million from increased rental rates and $2.0 million from higher home renter rental income, partially offset by $1.7 million from decreased homeowner occupancy. Revenue from the sale of manufactured homes decreased by $8.8 million as the Company sold 492 fewer homes in the third quarter of 2006, as compared to the same quarter last year. We implemented a change in sales and marketing programs in the fourth quarter of 2005 to increase the sales pricing of our homes. Utility and other income increased by $0.3 million due to our increased focus on utility recovery.

Property Operations Expense.   For the three months ended September 30, 2006, total property operations expense was $18.8 million, as compared to $20.5 million for the three months ended September 30, 2005, a decrease of $1.7 million, or 8%. The decrease primarily is due to decreases in: a) salaries and benefits of $0.7 million, or 12%, from decreased headcount; b) bad debt expense of $0.5 million, or 62%, from increased focus on collections; c) advertising expense of $0.2 million; and d) other expenses of $0.3 million.

Real Estate Taxes Expense.   Real estate taxes expense for the three months ended September 30, 2006 was $4.8 million, as compared to $3.9 million for the three months ended September 30, 2005, an increase of $0.9 million or 22%. The increase primarily is due to higher property tax assessments. A portion of the increase also relates to a higher number of manufactured homes subject to property tax assessments in the current year.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold, including sales commissions, was $1.5 million, or $16,500 per unit, for the three months ended September 30, 2006, as compared to $10.1 million, or $17,400 per unit, for the three months ended September 30, 2005, a decrease of $8.6 million. The decrease primarily was due to the decrease in the number of manufactured homes sold, as discussed above. The Company recorded a net gain on the sale of manufactured homes of $0.4 million and $0.6 million, respectively, in the quarters ended September 30, 2006 and 2005.

Retail Home Sales, Finance and Insurance Expense.   For the three months ended September 30, 2006, total retail home sales, finance and insurance expense was $2.2 million as compared to $7.2 million for three months ended September 30, 2005, a decrease of $5.0 million. This decrease primarily is due to the down-sizing of our sales and marketing organization in which we terminated over 150 employees in the fourth quarter of 2005, primarily in sales management.

Property Management Expense.   Property management expense for the three months ended September 30, 2006 was $1.5 million, as compared to $3.0 million for the three months ended September 30, 2005, a decrease of $1.5 million, or 49%. The decrease primarily is due to reduced advertising expenses and headcount reductions resulting in lower salaries and benefits and travel expenses.

General and Administrative Expense.   General and administrative expense for the three months ended September 30, 2006 was $5.0 million, as compared to $7.3 million for the three months ended September 30, 2005, a decrease of $2.3 million, or 32%. The decrease primarily was due to lower salaries and benefits and the related travel expenses, as well as a reduction in professional services resulting from Sarbanes-Oxley implementation costs incurred last year, partially offset by an increase of $0.3 million in stock compensation. In addition, in the third quarter of 2005 we accrued $1.0 million related to employee severance.

Early Termination of Debt.   The three months ended September 30, 2006 include exit fees incurred of $0.6 million related to the Senior Variable Rate Mortgage that we terminated in July 2006.

Depreciation and Amortization Expense.   Depreciation and amortization expense for the three months ended September 30, 2006 was $21.1 million, as compared to $19.6 million for the three months ended September 30, 2005, an increase of $1.5 million, or 8%. The increase primarily is due to depreciation on the significant amount of mobile homes and community improvements placed in service during the latter half of 2005.

Real Estate and Retail Home Asset Impairment.   During the quarter ended September 30, 2005, we recognized $23.2 million of impairment charges related to communities classified as discontinued in the third quarter 2005 and then re-continued in the fourth quarter 2005 whose estimated fair value was less than their carrying values.

Goodwill Impairment.   Subsequent to an announcement on September 21, 2005, that ARC was making changes in senior management, eliminating the dividend on its common stock, and planning the sale of 79 communities, the market value of ARC’s common stock declined. As a result, and because the estimated fair value of our tangible net assets was above the market value of our equity at September 30, 2005, we recorded an impairment charge for the three months ended September 30, 2005 of $74.8 million to write off the remaining goodwill.

Interest Expense.   Interest expense for the three months ended September 30, 2006 was $18.7 million, as compared to $19.6 million for the three months ended September 30, 2005, a decrease of $0.9 million, or 4%. The decrease is due to a lower outstanding average debt balance of approximately $32 million, partially offset by higher effective weighted average interest rates on our variable rate debt.

Interest Income.   Interest income for the three months ended September 30, 2006 was $0.3 million as compared to $0.7 million for the three months ended September 30, 2005, a decrease of $0.4 million, or 66%. The decrease primarily was due to a lower level of cash on hand during the third quarter of 2006 as compared to the same period in 2005. In the beginning of August 2005, we received $96.6 million from the issuance of our senior exchangeable notes.

Minority Interest.   Minority interest for the three months ended September 30, 2006 was $0.2 million as compared to $5.1 million for the three months ended September 30, 2005, a decrease of $4.9 million, or 96%. The decrease primarily was due to a decrease in our loss before allocation to minority interest.

Discontinued Operations.   On December 15, 2005, the Company held an auction in which it offered 71 communities for sale. The Company ultimately entered into contracts to sell 38 of these communities. Since the plan to discontinue these communities was announced in the third quarter of 2005, we recorded an impairment of $6.5 million to recognize anticipated losses on the sales of certain of these communities. In May 2006, the Company entered into contracts to sell another two communities, bringing the total number of discontinued communities to 40. During the third quarter of 2006, the Company closed three community sales, comprising $6.7 million of cash proceeds net of related debt, defeasance and other closing costs of $14.7 million. A gain of $5.2 million was recorded on the sales of these communities in the third quarter of 2006.

Preferred Stock Dividend.   On September 20, 2006, the ARC board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock. This dividend, which was paid on October 30, 2006, amounted to $2.6 million. For the quarter ended September 30, 2005, the dividend declared also was $0.5156 per share, or $2.6 million.

Net Loss Attributable to Common Stockholders.   As a result of the foregoing, our net loss attributable to common stockholders was ($9.8) million for the three months ended September 30, 2006, as compared to a net loss attributable to common stockholders of ($126.9) million for the three months ended September 30, 2005, a reduction in net loss of $117.1 million or 92%. Excluding impairments and executive severance charges (net of minority interest) in 2005 of $94.7 million and discontinued operations, our net loss attributable to common stockholders decreased $10.4 million, or 40%.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Revenue.   Revenue for the nine months ended September 30, 2006 was $183.2 million, as compared to $193.0 million for the nine months ended September 30, 2005, a decrease of $9.8 million, or 5%. Rental income increased by $13.2 million, primarily as a result of $9.0 million from increased rental rates and $8.8 million from higher home renter rental income, partially offset by $4.6 million from decreased homeowner occupancy. Revenue from the sale of manufactured homes decreased by $27.0 million as the

Company sold 1,871 fewer homes in the first nine months of 2006, as compared to the same period last year. We implemented a change in sales and marketing programs in the fourth quarter of 2005 to increase the sales pricing of our homes. Utility and other income increased by $3.0 million due to increases in utilities expense and our increased focus on utility recovery.

Property Operations Expense.   For the nine months ended September 30, 2006, total property operations expense was $51.6 million, as compared to $57.0 million for the nine months ended September 30, 2005, a decrease of $5.4 million, or 9%. The decrease primarily is due to decreases in: a) salaries and benefits of $2.7 million, or 15%, from decreased headcount; b) repairs and maintenance of $0.9 million, or 11%; c) bad debt expense of $1.0 million, or 50%; d) advertising expense of $0.4 million; and e) other expense of $1.2 million. These decreases partially were offset by an increase in utilities and telephone expense of $0.8 million.

Real Estate Taxes Expense.   Real estate taxes expense for the nine months ended September 30, 2006 was $15.0 million, as compared to $12.0 million for the nine months ended September 30, 2005, an increase of $3.0 million or 25%. The increase primarily is due to higher property tax assessments. A portion of the increase also relates to a higher number of manufactured homes subject to property tax assessments in the current year.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold, including sales commissions, was $6.4 million, or $18,100 per unit, for the nine months ended September 30, 2006, as compared to $32.2 million, or $14,500 per unit, for the nine months ended September 30, 2005, a decrease of $25.8 million. The decrease primarily was due to the decrease in the number of manufactured homes sold, as discussed above. The Company recorded a net gain on the sale of manufactured homes of $1.2 million and $2.4 million, respectively, in the nine months ended September 30, 2006 and 2005.

Retail Home Sales, Finance and Insurance Expense.   For the nine months ended September 30, 2006, total retail home sales, finance and insurance expense was $7.0 million as compared to $14.2 million for nine months ended September 30, 2005, a decrease of $7.2 million. This decrease primarily is due to the down-sizing of our sales and marketing organization in which we terminated over 150 employees in the fourth quarter of 2005, primarily in sales management.

Property Management Expense.   Property management expense for the nine months ended September 30, 2006 was $4.7 million, as compared to $7.5 million for the nine months ended September 30, 2005, a decrease of $2.8 million, or 37%. The decrease primarily is due to reduced advertising expenses and headcount reductions resulting in lower salaries and benefits and travel expenses.

General and Administrative Expense.   General and administrative expense for the nine months ended September 30, 2006 was $14.4 million, as compared to $19.2 million for the nine months ended September 30, 2005, a decrease of $4.8 million, or 25%. The decrease primarily was due to lower salaries and benefits and the related travel expenses, as well as a reduction in professional services resulting from Sarbanes-Oxley implementation costs incurred last year. In addition, in the third quarter of 2005 we accrued $1.0 million related to employee severance.

Early Termination of Debt.   The nine months ended September 30, 2006 include exit fees incurred of $0.6 million related to the Senior Variable Rate Mortgage that we terminated in July 2006.

Depreciation and Amortization Expense.   Depreciation and amortization expense for the nine months ended September 30, 2006 was $64.6 million, as compared to $54.7 million for the nine months ended September 30, 2005, an increase of $9.9 million, or 18%. The increase primarily is due to depreciation on the significant amount of mobile homes and community improvements placed in service during the latter half of 2005.

Real Estate and Retail Home Asset Impairment.   During the nine months ended September 30, 2005, we recognized $23.2 million of impairment charges related to communities classified as discontinued in the third quarter 2005 and then re-continued in the fourth quarter 2005 whose estimated fair value was less than their carrying values.

Goodwill Impairment.   Subsequent to an announcement on September 21, 2005, that ARC was making changes in senior management, eliminating the dividend on its common stock, and planning the sale of 79 communities, the market value of ARC’s common stock declined. As a result, and because the estimated fair value of our tangible net assets was above the market value of our equity at September 30, 2005, we recorded an impairment charge for the nine months ended September 30, 2005 of $74.8 million to write off the remaining goodwill.

Loss on Sale of Airplane.   During the nine months ended September 30, 2006, the Company sold one of its two aircraft for $1.2 million in cash, incurring a loss on the sale of approximately $0.5 million.

Net Consumer Finance Interest Expense.   Represents interest expense and amortization of loan origination costs related to our consumer finance facility less interest income received from tenant notes receivable. The number was a net expense in the nine months ended September 30, 2005 as opposed to a net income in the nine months ended September 30, 2006 due to the start-up of operations in 2005.

Interest Expense.   Interest expense for the nine months ended September 30, 2006 was $58.3 million, as compared to $52.3 million for the nine months ended September 30, 2005, an increase of $5.6 million, or 12%. The increase is due to a higher outstanding average debt balance as well as higher effective weighted average interest rates on our variable rate debt.

Minority Interest.   Minority interest for the nine months ended September 30, 2006 was $0.7 million as compared to $6.3 million for the nine months ended September 30, 2005, a decrease of $5.6 million, or 88%. The decrease primarily was due to a decrease in our loss before allocation to minority interest.

Discontinued Operations.   On December 15, 2005, the Company held an auction in which it offered 71 communities for sale. The Company ultimately entered into contracts to sell 38 of these communities. Since the plan to discontinue these communities was announced in the third quarter of 2005, we recorded an impairment of $6.5 million to recognize anticipated losses on the sales of certain of these communities. In May 2006, the Company entered into contracts to sell another two communities, bringing the total number of discontinued communities to 40. During the nine months ended September 30, 2006, the Company closed 39 community sales, comprising $83.7 million of cash proceeds net of related debt, defeasance and other closing costs of $74.3 million. A gain of $31.1 million was recorded on the sales of these communities in the nine months ended September 30, 2006.

Preferred Stock Dividend.   On March 2, 2006, the ARC board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, paid April 28, 2006. On June 8, 2006, the ARC board of directors declared another quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, paid July 28, 2006. On September 20, 2006, the ARC board of directors declared another quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, paid October 30, 2006. For the nine months ended September 30, 2006, these dividends totaled $7.7 million. For the nine months ended September 30, 2005, the dividends declared also were $0.5156 per share, or $7.7 million.

Net Loss Attributable to Common Stockholders.   As a result of the foregoing, our net loss attributable to common stockholders was ($13.5) million for the nine months ended September 30, 2006, as compared to a net loss attributable to common stockholders of ($161.0) million for the nine months ended September 30, 2005, a reduction in net loss of $147.5 million or 92%. Excluding impairments and executive severance charges (net of minority interest) in 2005 of $94.7 million and discontinued operations, our net loss attributable to common stockholders decreased $14.3 million, or 24%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had approximately $31.1 million of cash and cash equivalents, $105.8 million available under the terms of the lease receivables line of credit and $18.7 million available under its consumer finance facility. This reflects the use of a significant portion of the excess net cash proceeds from the sale of 39 communities in the first nine months of 2006 to repay certain lease receivable, consumer finance, floorplan and other indebtedness. As of September 30, 2006, we closed sales transactions for 37 of the 38 communities we held as discontinued as of December 31, 2005, and also closed two other communities discontinued in May 2006, obtaining cash proceeds of $77.0 million net of related debt repayment and defeasance and other costs of $59.6 million.

Our plan for the rest of 2006 is to (i) continue to manage our results against our detailed budget focused on operating effectiveness at the community level; (ii) adjust the price and cost structure, including commissions, of our marketing programs in the sales and leasing of homes; (iii) control our expense structure consistent with maintaining effective controls over the business; (iv) make capital expenditures as necessary and appropriate to keep our communities up to our standards; (v) purchase homes for sale or lease as demand warrants and funds permit; and (vi) consider potential acquisition opportunities to compliment and enhance our business.

Our short-term liquidity needs include funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), funds for capital expenditures for our existing communities, funds for purchases of manufactured homes and funds to service our debt. Our short-term liquidity needs may also include funds related to the acquisition of NLASCO, should the acquisition be completed, for a portion of the purchase price, transaction costs and repayment of certain related party indebtedness of NLASCO.

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

Based on present commitments and community sales plans, the Company believes it will be able to fund its debt service obligations, capital expenditures and home purchases from operating cash flows and the financing sources described above. However, we cannot assure that we will be able to complete the sale of the remaining community currently held for sale, sell manufactured homes or refinance expiring credit lines. Should we not be able to obtain sufficient funds for these purposes, we may determine that it is necessary to substantially defer or eliminate some or all of our objectives that require these funds, including home purchases, consumer loans, and non-recurring capital expenditures.

CASH FLOWS

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Cash provided by operations was $25.3 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided by operations for 2006 as compared to 2005 primarily was due to increased net segment income in the real estate segment, reduced net segment losses in the retail sales, finance and insurance segments and reduced property management and general and administrative expenses, partially offset by an increase in interest payments.

Cash provided by investing activities was $138.8 million in the nine months ended September 30, 2006, compared with cash used in investing activities of $96.1 million in the same period in 2005. The increase in cash from investing activities primarily was due to reduced community improvement spending by $45.9 million, increased net proceeds from the sale of communities by $95.1 million and reduced manufactured home purchases by $96.2 million.

Cash used in financing activities was $161.0 million in the nine months ended September 30, 2006, compared with cash provided by financing activities of $109.0 million in the same period in 2005. The decrease in cash used in financing activities primarily was due to the repayment of $407.4 million of debt, primarily in relation to the sales of communities, in the first nine months of 2006, compared with $142.0 million of debt repaid in the first nine months of 2005. Also, in the first nine months of 2006 we received proceeds from the issuance of additional indebtedness of $260.9 million, as compared with $312.1 million in the first nine months of 2005. Partially offsetting this was the discontinuance of the payment of the common and OP unit dividends, which were paid in the first nine months of 2005 but were not paid in the first nine months of 2006. Also in the first nine months of 2005 we repurchased OP units for cash of $6.4 million while in the first nine months of 2006 all OP unit redemptions were for common stock.

In connection with the preparation of our 2005 Form 10-K, we determined that cash flows from restricted cash and loan reserves should be included in investing rather than financing activities. As a result, the cash flow statement for the nine months ended September 30, 2005 has been revised and cash flows from investing activities was changed from ($91.2) million to ($96.1) million and cash flows from financing activities was changed from $100.2 million to $109.0 million.

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three and nine months ended September 30, 2006 and 2005. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

At September 30, 2006, we had approximately $1,054.0 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands):

	Principal Commitments			Interest Commitments
	Fixed	Variable	Total	Fixed	Variable	Total
2006	$7,627	$0	$7,627	$15,781	$1,786	$17,567
2007	9,846	1,651	11,497	62,371	6,945	69,316
2008	53,302	10,000	63,302	60,242	6,612	66,854
2009	101,267	60,000	161,267	54,432	4,385	58,817
2010	13,053	—	13,053	52,308	2,222	54,530
Thereafter	766,622	25,780	792,402	258,143	53,877	312,020
Commitments	951,717	97,431	1,049,148	503,277	75,827	579,104
Unamortized premium	4,811	—	4,811	—	—	—
	$956,528	$97,431	$1,053,959	$503,277	$75,827	$579,104

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

As of September 30, 2006, our total debt outstanding was approximately $1,054.0 million, comprised of approximately $956.5 million, or 90.8% of our total consolidated debt, subject to fixed interest rates and approximately $97.4 million, or 9.2% of our total consolidated debt, subject to variable interest rates.

If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $122,000 annually.

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

The fair value of debt outstanding as of September 30, 2006 was approximately $1,059.9 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of September 30, 2006 (dollars in thousands):

	Amount of Debt	Percentage of Total Debt	Weighted Average Interest Rate
Fixed Rate Debt
Senior fixed rate mortgage due 2009	$85,041	8.1%	5.05%
Senior fixed rate mortgage due 2012	278,452	26.4%	7.35%
Senior fixed rate mortgage due 2014	190,122	18.0%	5.53%
Senior fixed rate mortgage due 2016	170,000	16.1%	6.24%
Various individual fixed rate mortgages due 2006 through 2031	135,110	12.8%	7.23%
Senior exchangeable notes due 2025	96,600	9.2%	7.50%
Other loans	1,203	0.2%	6.97%
	956,528	90.8%	6.58%
Variable Rate Debt
Senior variable rate mortgage due 2009	60,000	5.7%	6.12%
Trust preferred securities due 2035	25,780	2.4%	8.62%
Lease receivable facility due 2008	10,000	0.9%	9.45%
Floorplan lines of credit due 2007	1,651	0.2%	9.00%
	97,431	9.2%	7.17%
	$1,053,959	100.0%	6.64%

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

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
Date:	November 6, 2006
		By:	/s/ LAWRENCE E. KREIDER
Lawrence E. Kreider
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
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

10.1*	Form of Affordable Residential Communities Inc. 2003 Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.2*	Time Share Agreement dated July 15, 2006, between Larry D. Willard and Affordable Residential Communities LP.
10.3*	Time Share Agreement dated July 15, 2006, between James F. Kimsey and Affordable Residential Communities LP.
10.4*	Loan Agreement dated July 11, 2006 among ARCHL06 LLC, ARC18TX LP, ARC18FLD LLC, ARC18FLSH LLC, ARCFLMC LLC and ARCFLSV LLC, as co-borrowers and Merrill Lynch Mortgage Lending, Inc.
10.5*	Guarantee of Non-Recourse Obligations dated July 11, 2006 between Affordable Residential Communities LP and Merrill Lynch Mortgage Lending, Inc.
10.6*	Rights Agreement, dated as of July 11, 2006, by and between the Company and American Stock Transfer & Trust Company.
10.7*	Second Amendment to Credit Agreement, dated as of April 5, 2006, by and among, ARC Housing LLC, ARC Housing TX LP, (“Borrowers”), and Merrill Lynch Mortgage Capital Inc., (“Lender”).
10.8*

Stock Purchase Agreement dated as of October 6, 2006 among Affordable Residential Communities Inc., ARC Insurance Holdings Inc., C. Clifton Robinson, C.C. Robinson Property, Ltd. and the Robinson Charitable Remainder Unitrust.

10.9*	Stock Purchase Agreement dated as of October 6, 2006 among Affordable Residential Communities Inc. and Flexpoint Fund, L.P.
10.10*	Investment Agreement dated as of October 13, 2006 among Affordable Residential Communities Inc., Gerald J. Ford, ARC Diamond, LP and Hunter’s Glen/Ford, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Previously filed