Form 10-Q/A
period 2006-03-31
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2007-03-13
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2006

Explanatory Note

On March 8, 2007, the Audit Committee of the Board of Directors of Affordable Residential Communities Inc. (the “Company”) determined that the Company should restate its unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006, to correct the allocation of income taxes (intra-period tax allocation) between continuing operations and discontinued operations for the first three quarters of 2006, as more fully described below. The Company does not expect any aggregate income tax expense or benefit for the year ended December 31, 2006.  The above corrections do not have an adverse impact on any covenants associated with the Company’s debt facilities.  As a result of the restatement, we are amending our originally filed Form 10-Q.

This amended report does not reflect events occurring after the filing of the original Form 10-Q except for the following: (1) amounts have been recast for discontinued communities; (2) in accordance with SFAS No. 128, Earnings per Share, our basic and diluted weighted average shares outstanding have been increased by a factor of approximately 1.06 to reflect the dilutive impact of our January 2007 rights offering in which ten million shares of our common stock were purchased by our stockholders at the below-market price of $8.00 per share; and (3) the items reflected in Note 14 – Subsequent Events.  This filing should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the initial reports.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), requires that a company with a loss from continuing operations consider all items reported apart from continuing operations (for example extraordinary items, discontinued operations and other comprehensive income) in determining the tax benefit that results from a loss from continuing operations. In our case, because we had a loss from continuing operations and a gain from discontinued operations in each of the periods referenced above, in accordance with SFAS 109 and Emerging Issues Task Force Topic D32, Intra-period Tax Allocation of the Tax Effect of Pre-Tax Income from Continuing Operations, we should have considered the gain from discontinued operations in determining the amount of tax benefit to allocate to continuing operations.    However, we originally determined the allocation of income taxes (intra-period allocation) between continuing and discontinued operations using a “with and without” methodology. That is, we did not believe that a tax benefit resulted from the loss from continuing operations because we did not believe there was an incremental benefit from the loss generated from our continuing operations. Additionally, we believed that the gain from discontinued operations did not attract a tax consequence.

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 , the tax benefit recognized in continuing operations is calculated using an effective rate methodology and therefore will be provided for over the course of the year. The tax expense recognized in discontinued operations is recognized on a discrete basis and therefore the entire amount of tax expense is recognized at the time the pretax gain on the discontinued operations is recognized.  This mismatch in the timing of the recognition of tax benefits and expense resulted in a restatement of the net loss for the quarter ended March 31, 2006.

We have also updated our evaluation of disclosure controls and procedures, as reflected in Item 4. Controls and Procedures.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(in thousands, except share and per share data)
(unaudited)

	March 31, 2006	December 31, 2005
	(as restated)
Assets
Rental and other property, net	$1,434,422	$1,453,097
Assets held for sale	78,925	132,340
Cash and cash equivalents	31,312	27,926
Restricted cash	6,702	7,022
Tenant and other receivables, net	3,366	3,942
Notes receivable, net	33,622	33,418
Loan origination costs, net	15,405	16,164
Loan reserves	35,307	35,088
Lease intangibles and customer relationships, net	10,660	12,055
Prepaid expenses and other assets	9,122	7,429
Total assets	$1,658,843	$1,728,481

Liabilities and Stockholders’ Equity
Notes payable	$1,106,258	$1,146,331
Liabilities related to assets held for sale	37,886	56,827
Accounts payable and accrued expenses	25,471	32,653
Dividends payable	1,903	1,887
Tenant deposits and other liabilities	19,179	14,786
Total liabilities	1,190,697	1,252,484

Minority interest	29,178	31,902

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 41,288,948 and 40,971,423 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	413	410
Additional paid-in capital	793,712	791,201
Accumulated other comprehensive income	—	583
Retained deficit	(474,265)	(467,207)
Total stockholders’ equity	438,968	444,095
Total liabilities and stockholders’ equity	$1,658,843	$1,728,481

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(as restated)
Revenue
Rental income	$50,906	$46,346
Sales of manufactured homes	2,672	7,464
Utility and other income	6,477	4,928
Net consumer finance interest income	179	—
Total revenue	60,234	58,738
Expenses
Property operations	16,422	18,242
Real estate taxes	5,136	3,967
Cost of manufactured homes sold	2,309	7,378
Retail home sales, finance and insurance	1,898	3,340
Property management	1,592	2,145
General and administrative	4,421	5,494
Depreciation and amortization	21,611	16,296
Loss on sale of airplane	541	—
Net consumer finance interest expense	—	446
Interest expense	19,581	15,689
Total expenses	73,511	72,997
Interest income	(423)	(373)
Loss from continuing operations before income tax benefit and allocation to minority interest	(12,854)	(13,886)
Income tax benefit from continuing operations	1,199	—
Loss from continuing operations before allocation to minority interest	(11,655)	(13,886)
Minority interest	236	544
Loss from continuing operations	(11,419)	(13,342)
Income from discontinued operations	1,692	781
Gain (loss) on sale of discontinued operations	10,296	(730)
Income tax expense from discontinued operations	(4,795)	—
Minority interest in discontinued operations	(253)	(3)
Net loss	(4,479)	(13,294)
Preferred stock dividend	(2,578)	(2,578)
Net loss attributable to common stockholders	$(7,057)	$(15,872)

Loss per share from continuing operations
	$(0.32)	$(0.37)
Diluted loss per share	$(0.32)	$(0.37)

Income per share from discontinued operations
Basic income per share	$0.16	$—
Diluted income per share	$0.16	$—

Loss per share attributable to common stockholders
Basic loss per share	$(0.16)	$(0.37)
Diluted loss per share	$(0.16)	$(0.37)

Weighted average share information
Basic shares outstanding	43,576	43,256

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(as restated)
Cash flow from operating activities
Net loss	$(4,479)	$(13,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,611	16,296
Intra-period income taxes	3,596	—
Adjustments to fair value for interest rate caps	(312)	219
Amortization of loan origination costs	1,434	1,693
Stock grant compensation expense	49	14
Partnership preferred unit distributions declared	276	393
Minority interest	(512)	(937)
Depreciation and minority interest included in income from discontinued operations	472	2,079
(Gain) loss on sale of discontinued operations	(10,296)	730
Loss on sale of airplane	541	—
Gain on sale of manufactured homes	(363)	(86)
Changes in operating assets and liabilities	(8,078)	(510)
Net cash provided by operating activities	3,939	6,597

Cash flow from investing activities
Purchases of manufactured homes	(1,964)	(11,681)
Proceeds from community sales	60,804	37,378
Proceeds from manufactured home sales	2,561	7,240
Proceeds from sale of airplane	1,170	—
Community improvements and equipment purchases	(1,815)	(26,359)
Restricted cash	320	(9)
Loan Reserves	(219)	101
Net cash provided by investing activities	60,857	6,670

Cash flow from financing activities
Proceeds from issuance of debt	23,035	63,658
Repayment of debt	(80,918)	(51,543)
Payment of common dividends and OP unit distributions	—	(13,521)
Payment of preferred dividends	(2,578)	(2,578)
Payment of partnership preferred distributions	(276)	(393)
Loan origination costs	(673)	(1,349)
Net cash used in financing activities	(61,410)	(5,726)
Net increase in cash and cash equivalents	3,386	7,541
Cash and cash equivalents, beginning of period	27,926	32,859
Cash and cash equivalents, end of period	$31,312	$40,400

Non-cash financing and investing transactions:
Notes receivable acquired from community sales	$—	$1,068
Notes receivable for manufactured home sales	$95	$—

Supplemental cash flow information:
Cash paid for interest	$21,719	$16,087

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

As of March 31, 2006, we owned and operated 275 communities (net of 14 communities classified as discontinued operations, see Note 10) consisting of 57,246 homesites (net of 2,920 homesites classified as discontinued operations) in 23 states with occupancy of 83.6%. Our five largest markets are Dallas-Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, with 4.2% of our total homesites. We also conduct a retail home sales business.

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

The interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company, and all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the financial statements included in our Current Report on Form 8-K for the year ended December 31, 2005 filed on October 5, 2006.

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

We allocate income taxes between continuing and discontinued operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), particularly paragraph 140.  We recognize interim income tax benefits in continuing operations on the effective rate method and income tax expense in discontinued operations without such pro-ration in accordance with Accounting Principles Bulletin 28, Interim Financial Reporting (“APB 28”) and FASB Interpretations 18, Accounting for Income Taxes in Interim Periods — An interpretation of APB Opinion No. 28 (“FIN 18”).

Accumulated Other Comprehensive Income and Comprehensive Loss

Amounts recorded in accumulated other comprehensive income as of December 31, 2005 represent unrecognized gains on our interest rate swap, which qualified as a cash flow hedge and was marked to market over the life of the instrument.  Including these unrecognized gains or losses, our comprehensive loss for the three months ended March 31, 2006 was $7.6 million compared with a comprehensive loss of $15.6 million for the three months ended March 31, 2005.  Our interest rate swap agreement expired in February 2006 and was not renewed.

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

2.              Restatement

On March 8, 2007, the Audit Committee of the Board of Directors of Affordable Residential Communities Inc. (the “Company”) determined that the Company should restate its unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006, to correct the allocation of income taxes (intra-period tax allocation) between continuing operations and discontinued operations for the first three quarters of 2006, as more fully described below. The Company does not expect any aggregate income tax expense or benefit for the year ended December 31, 2006.  The above corrections do not have an adverse impact on any covenants associated with the Company’s debt facilities.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), requires that a company with a loss from continuing operations consider all items reported apart from continuing operations (for example extraordinary items, discontinued operations and other comprehensive income) in determining the tax benefit that results from a loss from continuing operations. In our case, because we had a loss from continuing operations and a gain from discontinued operations in each of the periods referenced above, in accordance with SFAS 109 and Emerging Issues Task Force Topic D32, Intra-period Tax Allocation of the Tax Effect of Pre-Tax Income from Continuing Operations, we should have considered the gain from discontinued operations in determining the amount of tax benefit to allocate to continuing operations. However, we originally determined the allocation of income taxes (intra-period allocation) between continuing and discontinued operations using a “with and without” methodology. That is, we did not believe that a tax benefit resulted from the loss from continuing operations because we did not believe there was an incremental benefit from the loss generated from our continuing operations. Additionally, we believed that the gain from discontinued operations did not attract a tax consequence.

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 , the tax benefit recognized in continuing operations is calculated using an effective rate methodology and therefore will be provided for over the course of the year. The tax expense recognized in discontinued operations is recognized on a discrete basis and therefore the entire amount of tax expense is recognized at the time the pretax gain on the discontinued operations is recognized.  This mismatch in the timing of the recognition of tax benefits and expense resulted in a restatement of the net loss for the quarter ended March 31, 2006.

The impact of the restatement on our consolidated balance sheet and consolidated statement of operations is outlined in the table below (dollars in thousands).  This restatement did not have an impact on our cash flows from operating, investing or financing activities or periods prior to 2006.  The previously reported amounts have been recast for discontinued communities.  However, the associated amounts were not separately reflected as they were considered immaterial of the presentation.  Intra-period taxes are included in tenant deposits and other liabilities.  In accordance with SFAS No. 128, Earnings per Share, our basic and diluted weighted average shares outstanding have been increased by a factor of approximately 1.06 to reflect the dilutive impact of our January 2007 rights offering in which ten million shares of our common stock were purchased by our stockholders at the below-market price of $8.00 per share.

	As of March 31, 2006
	Previously Reported	As Restated
Consolidated Balance Sheet
Tenant deposits and other liabilities	$15,954	$19,179
Total liabilities	$1,187,472	$1,190,697

Minority interest	$29,293	$29,178

Retained deficit	$(471,154)	$(474,265)
Total stockholders’ equity	$442,079	$438,968
Total liabilities and stockholders’ equity	$1,658,843	$1,658,843

	Three Months Ended March 31, 2006
	Previously Reported	As Restated
Consolidated Statement of Operations
Loss from continuing operations before income tax benefit and allocation to minority interest	$(12,854)	$(12,854)
Income tax benefit from continuing operations	—	1,199
Loss before allocation to minority interest	(12,854)	(11,655)
Minority interest	278	236
Loss from continuing operations	(12,576)	(11,419)
Income from discontinued operations	1,692	1,692
Gain on sale of discontinued operations	10,296	10,296
Income tax expense from discontinued operations	(371)	(4,795)
Minority interest in discontinued operations	(410)	(253)
Net loss	(1,369)	(4,479)
Preferred stock dividend	(2,578)	(2,578)
Net loss attributable to common stockholders	$(3,947)	$(7,057)

Loss per share from continuing operations
Basic loss per share	$(0.35)	$(0.32)
Diluted loss per share	$(0.35)	$(0.32)

Income per share from discontinued operations
Basic income per share	$0.26	$0.16
Diluted income per share	$0.26	$0.16

Loss per share attributable to common stockholders
Basic loss per share	$(0.09)	$(0.16)
Diluted loss per share	$(0.09)	$(0.16)

Weighted average common shares outstanding	43,576	43,576

3.            Common Stock, Preferred Stock and Minority Interest Related Transactions

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

The following summarizes the activity of the minority interest in the Operating Partnership (in thousands):

(as restated)
Minority interest at December 31, 2005	$31,902
Minority interest allocation	17
Transfer from stockholders’ equity	570
Redemption of OP Units.	(3,035)
Distributions to PPU holders	(276)
Minority interest at March 31, 2006	$29,178

4.            Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	March 31, 2006	December 31, 2005

Land	$194,281	$194,331
Improvements to land and buildings	1,189,753	1,190,102
Rental homes and improvements	261,551	261,164
Furniture, equipment and vehicles	12,949	16,041
Subtotal	1,658,534	1,661,638
Less accumulated depreciation:
On improvements to land and buildings	(174,043)	(164,186)
On rental homes and improvements.	(43,629)	(37,077)
On furniture, equipment and vehicles	(6,440)	(7,278)

Rental and other property, net	$1,434,422	$1,453,097

We have capitalized interest and internal costs of $0.2 million in the cost of land and building improvements and manufactured home purchases for the three months ended March 31, 2005.  No interest and internal costs were capitalized for the three months ended March 31, 2006.

5.     Notes Payable

The following table sets forth certain information regarding our notes payable (in thousands):

	March 31, 2006	December 31, 2005

Senior fixed rate mortgage due 2009, 5.05% per annum	$89,155	$89,512
Senior fixed rate mortgage due 2012, 7.35% per annum	281,523	286,433
Senior fixed rate mortgage due 2014, 5.53% per annum	195,550	196,270
Senior variable rate mortgage due 2007, one-month LIBOR plus 3.00% per annum (7.83% at March 31, 2006)	118,523	126,297
Various individual fixed rate mortgages due 2006 through 2031, averaging 7.23% per annum at March 31, 2006	135,977	150,104
Revolving credit mortgage facility due 2006, one-month LIBOR plus 2.75% per annum (7.58% at March 31, 2006)	58,764	58,764
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (8.50% at March 31, 2006)	6,945	14,188
Trust preferred securities due 2035, three-month LIBOR plus 3.25% per annum (8.25% at March 31, 2006)	25,780	25,780
Consumer finance facility due 2008, one-month LIBOR plus 3.00% per annum (7.83% at March 31, 2006)	18,188	18,607
Lease receivable facility due 2008, one-month LIBOR plus 4.25% per annum (8.95% at March 31, 2006)	75,500	77,500
Senior exchangeable notes due 2025, 7.50% per annum	96,600	96,600
D.A.M. PPU notes payable due 2006, 7.00% per annum	2,499	4,999
Other loans	1,254	1,277
	$1,106,258	$1,146,331

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

c)              Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $27.8 million, mature in 2008 and carry an average effective annual interest rate of 7.18%. These mortgages are secured by 24 specific manufactured home communities.

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

6.              Loss per share

In accordance with SFAS No. 128, Earnings per Share, our basic and diluted weighted average shares outstanding have been increased by a factor of approximately 1.06 to reflect the impact of our January 2007 rights offering in which ten million shares of our common stock were purchased by our stockholders at the below-market price of $8.00 per share.  The following reflects the calculation of income (loss) per share on a basic and diluted basis (in thousands, except per share information):

	Three Months Ended March 31,
	2006	2005
	(as restated)
Loss per share from continuing operations:
Loss from continuing operations	$(11,419)	$(13,342)
Preferred stock dividends	(2,578)	(2,578)
Net loss from continuing operations	$(13,997)	$(15,920)

Weighted average share information:
Common shares outstanding	43,576	43,256
Basic loss per share from continuing operations	$(0.32)	$(0.37)
Diluted loss per share from continuing operations	$(0.32)	$(0.37)

Income (loss) per share from discontinued operations:
Income from discontinued operations	$1,692	$781
Gain (loss) on sale of discontinued operations	10,296	(730)
Income tax expense on discontinued operations	(4,795)	—
Minority interest in discontinued operations	(253)	(3)
Net income from discontinued operations	$6,940	$48
Basic income per share from discontinued operations	$0.16	$—
Diluted income per share from discontinued operations	$0.16	$—

Loss per share to common stockholders:
Net loss to common stockholders	$(7,057)	$(15,872)
Basic loss per share to common stockholders	$(0.16)	$(0.37)
Diluted loss per share to common stockholders	$(0.16)	$(0.37)
Equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Operating partnership units (a)	1,710	2,543
Preferred partnership units (b)	1,778	2,103
Restricted stock	11	15
Total	3,499	4,661

(a)          From March 31, 2005 through March 31, 2006, we redeemed a weighted average of 787,000 operating partnership units.

(b)         In July 2005 we redeemed all of the Series B preferred partnership units (see our Form 8-K for the year ended December 31, 2005 filed on October 5, 2006).

7.              Property Operations Expense

During the three months ended March 31, 2006 and 2005, we incurred property operations expense as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Utilities and telephone	$7,141	$7,043
Salaries and benefits	4,970	5,487
Repairs and maintenance	1,823	2,415
Insurance	862	916
Bad debt expense	400	694
Professional services	311	343
Office supplies	161	259
Advertising	26	162
Other operating expense	728	923
	$16,422	$18,242

8.              Retail Home Sales, Finance, Insurance and Other Operating Expense

During the three months ended March 31, 2006 and 2005, we incurred retail home sales, finance, insurance and other operating expense as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Salaries and benefits	$661	$1,226
Lease commissions	581	307
Insurance	50	79
Professional services	233	155
Advertising	168	1,111
Other operating expense	205	462
	$1,898	$3,340

9.              General and Administrative Expense

During the three months ended March 31, 2006 and 2005, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Salaries and benefits	$2,744	$3,213
Travel	133	440
Professional services	631	990
Telephone	65	99
Office supplies	116	122
Insurance	257	117
Rent	64	69
Other administrative expense	411	444
	$4,421	$5,494

10.          Discontinued Operations

As of December 31, 2005, the Company held 41 communities as discontinued operations and as of March 31, 2006 had closed sales for 27 of these communities comprising $34.2 million of cash proceeds net of related debt, defeasance and other closing costs of $34.3 million.  Subsequent to March 31, 2006, we closed an additional 13 communities for $51.2 million of cash proceeds net of related debt, defeasance and other closing costs of $40.7 million.    The remaining sales transaction is expected to close in 2007.  There can be no assurance, however, that the Company will close the remaining community sale, or, if it closes, that it will close on the terms set forth in its contract.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities designated as held for sale and not sold have been classified as discontinued operations as of March 31, 2006 and December 31, 2005. We have included $78.9 million and $132.3 million of net assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of March 31, 2006 and December 31, 2005, respectively, and $37.9 million and $56.8 million, respectively, of mortgage notes payable and other obligations related to these communities as liabilities related to assets held for sale. In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying statements of operations for the three months ended March 31, 2006 and 2005 and recorded a gain of $10.3 million and loss of $0.7 million, respectively, related to the sale of the discontinued operations for the quarters ended March 31, 2006 and 2005 in connection with these sales.

The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	March 31, 2006	December 31, 2005
Assets Held for Sale
Rental and other property, net	$75,189	$131,768
Tenant, notes and other receivables, net	294	665
Loan origination costs	357	752
Goodwill	3,524	6,481
Lease intangibles and customer relationships, net	762	1,110
Prepaid expenses and other assets	196	414
Reserve for loss on sales of communities	(1,397)	(8,850)
	$78,925	$132,340
Liabilities Related to Assets Held for Sale
Notes payable	$36,844	$54,859
Accounts payable and accrued expenses	421	618
Tenant deposits and other liabilities	621	1,350
	$37,886	$56,827

	Three Months Ended March 31,
	2006	2005
Statement of Operations
Revenue	$5,441	$7,553
Operating expenses	(3,749)	(6,772)
Income from discontinued operations	$1,692	$781

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

12.          Segment Information

We operate in three business segments—real estate, retail home sales, and finance and insurance. A summary of our business segment information is shown below (in thousands):

	Three Months Ended March 31,
	2006	2005
	(as restated)
Total revenue
Real estate	$57,196	$51,174
Retail home sales	2,688	7,464
Finance and insurance	350	100
	60,234	58,738
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	21,558	22,209
Retail home sales	3,497	10,327
Finance and insurance	710	391
	25,765	32,927
Net segment income (a)
Real estate	35,638	28,965
Retail home sales	(809)	(2,863)
Finance and insurance	(360)	(291)
	34,469	25,811

Property management expense	1,592	2,145
General and administrative expense	4,421	5,494
Interest expense
Real estate	16,765	13,440
Retail home sales	273	362
Corporate and other	2,543	1,887
	19,581	15,689

Amortization expense	1,395	1,534

Depreciation expense
Real estate	20,118	14,635
Retail home sales	1	6
Finance and insurance	—	2
Corporate and other	97	119
	20,216	14,762

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

	Three Months Ended
	2006	2005
	(as restated)
Loss on sale of airplane	541	—
Net consumer finance interest expense	—	446
Interest income	(423)	(373)
Loss from continuing operations before income tax benefit and allocation to minority interest	(12,854)	(13,886)
Income tax benefit from continuing operations	1,199	—
Loss from continuing operations before minority interest	(11,655)	(13,886)
Minority interest	236	544
Loss from continuing operations	(11,419)	(13,342)
Income discontinued operations	1,692	781
Gain (loss) on sale of discontinued operations	10,296	(730)
Income tax expense from discontinued operations	(4,795)	—
Minority interest in discontinued operations	(253)	(3)
Net loss	(4,479)	(13,294)
Preferred stock dividend	(2,578)	(2,578)
Net loss attributable to common stockholders	$(7,057)	$(15,872)

	March 31, 2006	December 31, 2005
Identifiable assets
Real estate	$1,587,721	$1,642,214
Retail home sales	20,112	28,843
Finance and insurance	27,391	27,689
Corporate and other	23,619	29,735
	$1,658,843	$1,728,481
Notes payable
Real estate	$954,992	$984,881
Retail home sales	6,945	14,188
Finance and insurance	18,188	18,607
Corporate and other	126,133	128,655
	$1,106,258	$1,146,331

13.          Income Taxes

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

At March 31, 2006, the Company has net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $354 million and $339 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2025.  Losses from continuing operations during the quarter only partially offset the regular taxable earnings from discontinued operations for the quarter ending March 31, 2006 due to the allocation of intra-period taxes as discussed below. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period. Therefore, alternative minimum tax was incurred in the first quarter of 2006 by the Company as a result of this change in tax status.

Based on our estimated composite Federal and state tax rate of 40%, we recorded as of March 31, 2006, a deferred tax asset of approximately $150.6 million less a valuation allowance reserve of approximately $75.5 million and deferred tax liabilities of approximately $75.2 million.  We could experience circumstances in the future that result in a non-cash income tax benefit based on the timing of recognition of the tax benefit of our operating losses carried forward from prior years.  Under current IRS rules, we can elect to return to REIT status after five years.  There can be no assurances that the tax laws and regulations will not change or that we will change our REIT election status in five years.

The Company does not expect to have aggregate income tax benefits or expense for the year ended December 31, 2006.  We allocate income taxes between continuing and discontinued operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), particularly paragraph 140.  We recognize income tax benefits in continuing operations on the effective rate method and income tax expense in discontinued operations without such pro-ration in accordance with Accounting Principles Bulletin 28, Interim Financial Reporting (“APB 28”) and FASB Interpretations 18, Accounting for Income Taxes in Interim Periods — An interpretation of APB Opinion No. 28 (“FIN 18”)

The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended March 31, 2006
	Continuing Operations	Discontinued Operations	Total
	(as restated)	(as restated)	(as restated)

Current tax expense	$—	$—	$—
Deferred tax expense	—	—	—
Intra-period tax benefit (expense)	1,199	(4,795)	(3,596)
Provision for income taxes	$1,199	$(4,795)	$(3,596)

The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Three Months Ended March 31, 2006
	Continuing Operations	Discontinued Operations	Total
	(as restated)	(as restated)	(as restated)

Tax at statutory rate	$4,401	$(4,052)	$349

Permanent differences	(560)	(164)	(724)
State taxes	629	(579)	50
Intra-period tax limitation	(3,225)	—	(3,225)
Increase in valuation allowance	(46)	—	(46)
Provision for income taxes	$1,199	$(4,795)	$(3,596)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	March 31, 2006	January 1, 2006
Deferred Tax Assets
Net operating loss carryforwards	$141,752	$146,005
Prepaid rent	327	343
Loan loss reserve	194	373
Allowance for doubtful accounts	336	366
Tax basis goodwill	3,665	3,795
Notes payable	2,109	2,202
Accrued liabilities	695	990
Other	1,189	1,205
Alternative minimum tax credit	371	—
Valuation allowance	(75,476)	(75,430)
Total gross deferred tax assets	$75,162	$79,849

Deferred Tax Liabilities
Rental and other property, net	$69,762	$73,700
Lease intangibles and customer relationships	4,569	5,176
Deferred commissions	740	842
Other	91	131
Total gross deferred tax liabilities	$75,162	$79,849

14.          Subsequent Events

Redemption of Series “C” PPUs

In January 2007, all 705,688 units of our Series “C” PPUs were redeemed according to their terms for 1,628,410 shares of ARC common stock.

Acquisition of NLASCO, Inc.

On January 31, 2007, we acquired all of the stock of NLASCO, Inc. (“NLASCO”), a privately held property and casualty insurance holding company, and its subsidiaries.  In exchange for the stock, NLASCO’s shareholders, consisting of C. Clifton Robinson and affiliates, received $105.75 million in cash and 1,218,880 shares of ARC common stock for a total consideration of $117.5 million.  In addition, Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, invested $20 million to purchase 2,154,763 shares of common stock of the Company at the leading ten-day average market price of our common stock on the date the agreement was signed, subject to certain anti-dilution provisions.  The acquisition closed on January 31, 2007.

In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, we conducted a rights offering to our stockholders.  In the rights offering, all holders of ARC common stock as of the record date of December 19, 2006 received one non-transferable right to purchase approximately 0.242 shares of common stock of the Company for each share held.  The price at which the additional shares were purchased was $8.00 per share.  The rights offering expired on January 23, 2007, and the company issued approximately 7.8 million shares of common stock to existing shareholders on that date.  In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares that they would have been entitled to in the rights offering in a separate private placement transaction.  Gerald J. Ford, one of the Company’s directors and the beneficial owner of approximately 17.6% of ARC’s common stock as of the record date, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-QA and the financial information set forth in the tables below.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QA includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that we expect or anticipate will or may occur in the future, where statements are preceded by, followed by or include the words “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our ability to obtain future financing arrangements, estimates relating to our future distributions, our understanding of our competition, market trends, projected capital expenditures, the impact of technology on our products, operations and business, are forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. These risks could cause actual results to vary materially from our forward-looking statements along with the risks disclosed in the section of this report entitled “Risk Factors” and the following factors:

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

RESTATEMENT

On March 8, 2007, the Audit Committee of the Board of Directors of Affordable Residential Communities Inc. (the “Company”) determined that the Company should restate its unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2006, June 30, 2006 and September 30, 2006, to correct the allocation of income taxes (intra-period tax allocation) between continuing operations and discontinued operations for the first three quarters of 2006, as more fully described below. The Company does not expect any aggregate income tax expense or benefit for the year ended December 31, 2006.  The above corrections do not have an adverse impact on any covenants associated with the Company’s debt facilities.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), requires that a company with a loss from continuing operations consider all items reported apart from continuing operations (for example extraordinary items, discontinued operations and other comprehensive income) in determining the tax benefit that results from a loss from continuing operations. In our case, because we had a loss from continuing operations and a gain from discontinued operations in each of the periods referenced above, in accordance with SFAS 109 and Emerging Issues Task Force Topic D32, Intra-period Tax Allocation of the Tax Effect of Pre-Tax Income from Continuing Operations, we should have considered the gain from discontinued operations in determining the amount of tax benefit to allocate to continuing operations.  However, we originally determined the allocation of income taxes (intra-period allocation) between continuing and discontinued operations using a “with and without” methodology. That is, we did not believe that a tax benefit resulted from the loss from continuing operations because we did not believe there was an incremental benefit from the loss generated from our continuing operations. Additionally, we believed that the gain from discontinued operations did not attract a tax consequence.

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 , the tax benefit recognized in continuing operations is calculated using an effective rate methodology and therefore will be provided for over the course of the year. The tax expense recognized in discontinued operations is recognized on a discrete basis and therefore the entire amount of tax expense is recognized at the time the pretax gain on the discontinued operations is recognized.  This mismatch in the timing of the recognition of tax benefits and expense resulted in a restatement of the net loss for the quarter ended March 31, 2006.

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

OVERVIEW OF RESULTS

For the quarter ended March 31, 2006, net loss attributable to common stockholders was ($7.1) million (as restated) or ($0.16) per share (as restated), as compared to a net loss attributable to common stockholders of ($15.9) million or ($0.37) per share for the same period in 2005.  Revenue in our real estate segment increased to $57.2 million from $51.2 million for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.  Real estate segment expenses for the three months ended March 31, 2006 decreased to $21.6 million, as compared with $22.2 million for the three months ended March 31, 2005.  As a result, real estate net segment income increased 23.0% to $35.6 million from $29.0 million for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. See Real Estate Net Segment Income included hereinafter in this section for definitions of real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measure.

Total portfolio occupancy averaged 83.5% and 81.9% for the three months ended March 31, 2006 and 2005, respectively, and was 83.6% and 82.2% as of March 31, 2006 and 2005, respectively.  The increases are due mainly to the initiatives to increase occupancy during 2005 when we aggressively marketed sales of manufactured homes and spent in excess of $50 million on community improvements to drive occupancy.

The following table summarizes our occupancy net activity for the three months ended March 31:

	Three Months Ended March 31,
	2006	2005

Homeowner activity:
Homeowner move ins	253	250
Homeowner move outs	(548)	(688)
Home sales	132	739
Repossession move outs	(303)	(602)
Net homeowner activity	(466)	(301)

Home renter activity:
Home renter move ins	927	838
Home renter lease with option to purchase move ins	389	793
Home renter move outs	(855)	(1,042)
Net home renter activity	461	589
Net activity	(5)	288

The following reconciles the above activity to the period end occupied homesites.
Net homeowner activity	(466)	(301)
Occupied homeowner sites, beginning of period	40,409	41,836
Occupied homeowner sites, end of period	39,943	41,535

Net home renter activity	461	589
Occupied home renter sites, beginning of period	7,468	5,389
Occupied home renter sites, end of period	7,929	5,978

Total occupied homesites, end of period	47,872	47,513
Total occupancy percentage (a)	83.6%	82.2%

(a)          The Company removed a total of 674 lots from its homesite count from March 31, 2005 to December 31, 2005 as part of its ongoing review of operations.

On March 31, 2006, our total home inventory was 9,267 homes.  In the first quarter of 2006, as compared with the same period of 2005, our sales of manufactured homes declined primarily due to increased leasing activity. We expect increased sales and leasing activity in the coming months due to our continued focus on affordable price points, marketing, training of our employees and the availability of chattel financing through our consumer finance program.   In the three months ended March 31, 2006, we sold 132 manufactured homes from our home inventory, compared with 739 for the same period in 2005.

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

THE PROPERTIES

As of March 31, 2006, our portfolio consisted of 275 manufactured home communities (net of 14 communities classified as discontinued operations, see Note 10 in the accompanying financial statements) comprising 57,246 homesites located in 23 states and 58 markets, primarily oriented toward all-age living.  Our five largest markets are Dallas/Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas, with 4.2% of our total homesites.

As of March 31, 2006, our communities had an occupancy rate of 83.6%, and the average monthly rental income per occupied homesite was $355. Homesite leases by homeowners generally are month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of March 31, 2006:

Markets (1)	Number of Total Homesites	Percentage of Total Homesites	Occupancy 03/31/06	Rental Income Per Occupied Homesite Per Month (2) 03/31/06

Dallas — Ft. Worth, TX	7,181	12.5%	80.4%	$384
Atlanta, GA	4,967	8.7%	89.1%	387
Salt Lake City, UT	3,796	6.6%	92.6%	364
Front Range of CO	3,290	5.7%	84.0%	460
Kansas City — Lawrence — Topeka, MO — KS	2,424	4.2%	87.2%	315
Jacksonville, FL	2,258	4.0%	90.7%	371
Wichita, KS	2,162	3.9%	64.6%	301
Orlando, FL	1,858	3.3%	92.4%	392
St. Louis, MO — IL	1,914	3.3%	79.1%	312
Oklahoma City, OK	1,891	3.3%	80.1%	317
Greensboro — Winston Salem, NC	1,396	2.4%	67.0%	296
Davenport — Moline — Rock Island, IA — IL	1,382	2.4%	86.9%	295
Elkhart — Goshen, IN	1,209	2.1%	88.5%	383
Charleston — North Charleston, SC	1,184	2.1%	83.0%	307
Raleigh — Durham — Chapel Hill, NC	1,092	1.9%	90.3%	385
Sioux City, IA — NE	994	1.7%	79.6%	330
Syracuse, NY	939	1.6%	61.3%	380
Des Moines, IA	859	1.5%	88.0%	353
Flint, MI	838	1.5%	72.9%	395
Pueblo, CO	752	1.3%	67.0%	331

Subtotal — Top 20 Markets	42,386	74.0%	83.0%	365
All Other Markets	14,860	26.0%	85.3%	331
Total / Weighted Average	57,246	100.0%	83.6%	$355

(1)             Markets are defined by our management.

(2)             Rental Income is defined as homeowner rental income, home renter rental income and other income reduced by move-in bonuses and rent concessions.

COMMUNITIES

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

The following table presents certain information relative to our real estate segment as of and for the three months ended March 31, 2006 and 2005 (in thousands, except home, community and income and revenue per unit information):

	Real Estate Segment
	2006	2005

Three Months Ended March 31:
Average total homesites	57,217	57,819
Average total rental homes	9,258	7,568

Average occupied homesites - homeowners	40,166	41,740
Average occupied homesites - rental homes	7,598	5,613
Average total occupied homesites	47,764	47,353
Average occupancy - rental homes	82.1%	74.2%
Average occupancy - total	83.5%	81.9%

Real estate revenue
Homeowner rental income	$36,865	$35,513
Home renter rental income	13,825	10,562
Other	216	271
Rental income	50,906	46,346
Utility and other income	6,290	4,828
Total real estate revenue	57,196	51,174
Real estate expenses
Property operations expenses	16,422	18,242
Real estate taxes	5,136	3,967
Total real estate expenses	21,558	22,209
Real estate net segment income	$35,638	$28,965

Average monthly rental income per total occupied homesite (1)	$355	$326
Average monthly homeowner rental income per homeowner occupied homesite (2)	$306	$284
Average monthly home renter income per occupied rental home (3)	$607	$627

As of March 31:
Total communities	275	275
Total homesites	57,246	57,803
Occupied homesites	47,872	47,513
Total rental homes owned	9,267	7,640
Occupied rental homes	7,929	5,978

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

(3)             Average monthly home rent er income per occupied rental home is defined as home renter rental income divided by average occupied rental homes divided by the number of months in the period.

	Three Months Ended March 31,
	2006	2005
	(as restated)
Net segment income:
Real estate	$35,638	$28,965
Retail home sales	(809)	(2,863)
Finance and insurance	(360)	(291)
	34,469	25,811
Other expenses:
Property management	1,592	2,145
General and administrative	4,421	5,494
Depreciation and amortization	21,611	16,296
Loss on sale of airplane	541	—
Net consumer finance interest expense	—	446
Interest expense	19,581	15,689
Total other expenses	47,746	40,070

Interest income	(423)	(373)

Loss from continuing operations before income tax benefit and allocation to minority interest	(12,854)	(13,886)

Income tax benefit from continuing operations	1,199	—

Loss from continuing operations before minority interest	(11,655)	(13,886)

Minority interest	236	544

Loss from continuing operations	(11,419)	(13,342)
Income from discontinued operations	1,692	781
Gain (loss) on sale of discontinued operations	10,296	(730)
Income tax expense from discontinued operations	(4,795)	—
Minority interest in discontinued operations	(253)	(3)
Net loss	(4,479)	(13,294)

Preferred stock dividend	(2,578)	(2,578)

Net loss attributable to common stockholders	$(7,057)	$(15,872)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Revenue.   Revenue for the three months ended March 31, 2006 was $60.2 million, as compared to $58.7 million for the three months ended March 31, 2005, an increase of $1.5 million, or 3%. Rental income increased by $4.6 million, primarily as a result of $3.2 million from higher home renter and other rental income and $2.7 million from increased rental rates, partially offset by $1.3 million from decreased homeowner occupancy.  Revenue from the sale of manufactured homes decreased by $4.8 million as the Company sold 607 fewer homes in the first quarter of 2006, as compared to the same quarter last year.  The reduction in volume primarily resulted from the procedures we implemented to increase the sales pricing of our homes.  Utility and other income increased by $1.5 million due to our increased focus on utility recovery.

Property Operations Expense.   For the three months ended March 31, 2006, total property operations expense was $16.4 million, as compared to $18.2 million for the three months ended March 31, 2005, a decrease of $1.8 million, or 10%. The decrease primarily is due to decreases in: a) salaries and benefits of $0.5 million, or 9%; b) repairs and maintenance of $0.6 million, or 25%; c) bad debt expense of $0.3 million, or 42%; and d) other expense of $0.4 million.

Real Estate Taxes Expense.   Real estate taxes expense for the three months ended March 31, 2006 was $5.1 million, as compared to $4.0 million for the three months ended March 31, 2005, an increase of $1.1 million or 30%. The increase primarily is due to higher property tax assessments.  A portion of the increase also relates to a higher number of manufactured homes subject to property tax assessments in the current year.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $2.3 million for the three months ended March 31, 2006, as compared to $7.4 million for the three months ended March 31, 2005, a decrease of $5.1 million.  The decrease primarily was due to the decrease in the number of manufactured homes sold, as discussed above. The Company experienced a net gain on the sale of manufactured homes of $0.4 million and $0.1 million, respectively, in the quarters ended March 31, 2006 and 2005.

Retail Home Sales, Finance, Insurance and Other Operations Expense.   For the three months ended March 31, 2006, total retail home sales, finance, insurance and other operations expense was $1.9 million as compared to $3.3 million for three months ended March 31, 2005, a decrease of $1.4 million. This decrease primarily is due to the down-sizing of our sales and marketing organization in which we terminated over 150 employees in the fourth quarter of 2005, primarily in sales management.

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

Depreciation and Amortization Expense.   Depreciation and amortization expense for the three months ended March 31, 2006 was $21.6 million, as compared to $16.3 million for the three months ended March 31, 2005, an increase of $5.3 million, or 33%. The increase primarily is due to depreciation on the significant amount of mobile homes and community improvements placed in service during 2005.

Loss on Sale of Airplane.   During the quarter ended March 31, 2006, the Company sold one of its two aircraft for $1.2 million in cash, incurring a loss on the sale of approximately $0.5 million.

Interest Expense.   Interest expense for the three months ended March 31, 2006 was $19.6 million, as compared to $15.7 million for the three months ended March 31, 2005, an increase of $3.9 million, or 25%. The increase is due to a higher outstanding average debt balance of approximately $125 million, as well as higher effective weighted average interest rates on our variable rate debt.

Income Taxes.   The Company expects to have no aggregate income tax expense or benefit for the year ended December 31, 2006.  However, we have restated our Consolidated Financial Statements for the three months ended March 31, 2006 to (a) provide for an intra-period income tax allocation whereby we recorded an income tax benefit from continuing operations of $1.2 million (as restated) and an income tax expense from discontinued operations of $4.8 million (as restated) in accordance with  SFAS No. 109 and (b) deferred the resulting income tax benefit from continuing operations to future interim periods using an estimated annual effective tax rate in accordance with APB 28 and FIN 18.

Minority Interest.   Minority interest for the three months ended March 31, 2006 was $0.2 million (as restated) as compared to $0.5 million for the three months ended March 31, 2005, a decrease of $0.3 million, or 57%. The decrease primarily was due to a decrease in the minority interest share of our net loss to 3.5% from 5.6% for the first quarter of 2005.

Discontinued Operations.   On December 15, 2005, the Company held an auction in which it offered 71 communities for sale.  The Company ultimately entered into contracts to sell 38 of these communities.  During 2006, the Company entered into contracts to sell three more communities.  As of March 31, 2006, the Company has closed 27 of these transactions comprising $34.2 million of cash proceeds net of related debt, defeasance and other closing costs of $34.3 million.  A gain of $10.3 million was recorded on the sales of these communities in the first quarter of 2006.

Preferred Stock Dividend.   On March 2, 2006, the ARC board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 28, 2006, amounting to $2.6 million.  For the quarter ended March 31, 2005, the dividend declared also was $0.5156 per share, or $2.6 million.

Net Loss Attributable to Common Stockholders.   As a result of the foregoing, our net loss attributable to common stockholders was ($7.1) million (as restated) for the three months ended March 31, 2006, as compared to ($15.9) million for the three months ended March 31, 2005, an increase of $8.8 million or 56%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had approximately $31 million of cash and cash equivalents and $34.2 million available under the terms of the lease receivables line of credit.  This reflects the use of a significant portion of the excess net cash proceeds from the sale 27 communities in the first quarter of 2006 to repay certain mortgage and floorplan and other indebtedness.  As of March 31, 2006, we closed sales transactions for 27 of the 41 communities we held as discontinued as of December 31, 2005, including the sale of the Desert Palms community, and obtained cash proceeds of $34.2 million net of related debt repayment and defeasance and other costs of $34.3 million.

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

COMMITMENTS

At March 31, 2006, we had approximately $1,106.3 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands):

	Principal Commitments			Interest Commitments			Total Debt Commitments
	Fixed	Variable	Total	Fixed	Variable	Total	Fixed	Variable	Total

2006	$14,797	$58,764	$73,561	$40,319	$17,445	$57,764	$55,116	$76,209	$131,325
2007	10,114	125,468	135,582	52,392	11,786	64,179	62,506	137,254	199,761
2008	53,655	93,688	147,343	50,244	7,443	57,688	103,899	101,131	205,031
2009	104,720	—	104,720	44,344	2,127	46,471	149,064	2,127	151,191
2010	13,212	—	13,212	42,168	2,127	44,295	55,380	2,127	57,507
Thereafter	600,802	25,780	626,582	198,378	51,564	249,942	799,180	77,344	876,524
Commitments	797,300	303,700	1,101,000	427,845	92,492	520,339	1,225,145	396,192	1,621,339
Unamortized premium	5,258	—	5,258	—	—	—	—	—	—
	$802,558	$303,700	$1,106,258	$427,845	$92,492	$520,339	$1,225,145	$396,192	$1,621,339

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

As of March 31, 2006, our total debt outstanding was approximately $1,106.3 million, comprised of approximately $802.6 million of indebtedness subject to fixed interest rates and approximately $303.7 million, or 27% of our total consolidated debt, subject to variable interest rates.

If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $380,000 annually.

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

The fair value of debt outstanding as of March 31, 2006 was approximately $1,111.6 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2006 (dollars in thousands):

	Amount of Debt	Percentage of Total Debt	Weighted Average Interest Rate	Maturity Date
Fixed Rate Debt
Senior fixed rate mortgage due 2009	$89,155	8.1%	5.05%	2009
Senior fixed rate mortgage due 2012	281,523	25.5%	7.35%	2012
Senior fixed rate mortgage due 2014	195,550	17.7%	5.53%	2014
Various individual fixed rate mortgages due 2006 through 2031	135,977	12.3%	7.23%	2006-2031
Senior exchangeable notes due 2025	96,600	8.7%	7.50%	2025
D.A.M. Preferred Partnership Units due 2006	2,499	0.2%	7.00%	2006
Other loans	1,254	0.1%	6.97%	2012
	802,558	72.6%	6.65%
Variable Rate Debt
Senior variable rate mortgage due 2007	118,523	10.8%	7.83%	2007
Revolving credit mortgage facility due 2006	58,764	5.3%	7.58%	2006
Trust preferred securities due 2035.	25,780	2.3%	8.25%	2035
Consumer finance facility due 2008	18,188	1.6%	7.83%	2008
Lease receivable facility due 2008	75,500	6.8%	8.95%	2008
Floorplan lines of credit due 2007	6,945	0.6%	8.50%	2007
	303,700	27.4%	8.11%
	$1,106,258	100.0%	7.05%

ITEM 4. CONTROLS AND PROCEDURES

(a)          Restatement of Previously Issued Financial Statements

As more fully described in Note 2 of the Notes to Consolidated Financial Statements, the Company has restated its interim consolidated financial statements for the quarter ended March 31, 2006 to correct its intra-period income tax accounting as presented in the original Form 10-Q for the quarter ended March 31, 2006.  As a result of the restatement of its previously issued interim consolidated financial statements as of and for the quarter ended March 31, 2006, management has assessed the impact of the restatement on its disclosure controls and procedures as of March 31, 2006, as discussed below.

(b)         Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) is recorded, processed and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In light of the restatement referred to in (a) above, management, with the participation of the Company’s principal executive and financial officers, re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006.  Based on this re-evaluation and as a result of the identification of the material weakness in our internal control over financial reporting discussed below, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiency constitutes a material weakness in our internal control over financial reporting at March 31, 2006:

The Company did not maintain effective internal controls over the presentation of its income tax provision.   Specifically, the Company did not maintain effective controls to ensure that its intra-period income tax allocation between continuing and discontinued operations was in accordance with generally accepted accounting principles.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for each of the first three quarters of the year ended December 31, 2006.  Additionally, this control deficiency could result in a misstatement of the Company’s income tax provision that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

(c)          Plan for Remediation of Material Weakness

We believe that the steps described below, which have already been taken in connection with the preparation of the December 31, 2006 financial statements, remediate the material weakness in our internal control over financial reporting described in (b) above:

(1)          The Company plans to perform a more rigorous review of its income tax provision and related intra-period tax allocations in conjunction with the preparation of its interim and annual consolidated financial statements; and

(2)          The Company plans to perform a more rigorous review of its income tax disclosure requirements in conjunction with the preparation of its interim and annual consolidated financial statements.

(d)         Changes in Internal Control Over Financial Reporting

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
Date: March 12, 2007
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