Form 10-Q/A
period 2006-06-30
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2007-03-13
CIK 1265131

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

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2006

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

This amended report does not reflect events occurring after the filing of the original Form 10-Q except for the following: (1) amounts have been recast for discontinued communities; (2) in accordance with SFAS No. 128, Earnings per Share, our basic and diluted weighted average shares outstanding have been increased by a factor of approximately 1.06 to reflect the dilutive impact of our January 2007 rights offering in which ten million shares of our common stock were purchased by our stockholders at the below-market price of $8.00 per share; and (3) the items reflected in Note 14 — Subsequent Events.  This filing should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the initial reports.

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

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28, the tax benefit recognized in continuing operations is calculated using an effective rate methodology and therefore will be provided for over the course of the year. The tax expense recognized in discontinued operations is recognized on a discrete basis and therefore the entire amount of tax expense is recognized at the time the pretax gain on the discontinued operations is recognized.  This mismatch in the timing of the recognition of tax benefits and expense resulted in a restatement of the net loss for the quarter and six months ended June 30, 2006.

We have also updated our evaluation of disclosure controls and procedures, as reflected in Item 4. Controls and Procedures.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2006	2005
	(as restated)
Assets
Rental and other property, net	$1,417,451	$1,453,097
Assets held for sale	30,409	132,340
Cash and cash equivalents	32,195	27,926
Restricted cash	6,648	7,022
Tenant and other receivables, net	4,445	3,942
Notes receivable, net	32,485	33,418
Loan origination costs, net	14,972	16,164
Loan reserves	38,635	35,088
Lease intangibles and customer relationships, net	9,259	12,055
Prepaid expenses and other assets	14,040	7,429
Total assets	$1,600,539	$1,728,481

Liabilities and Stockholders’ Equity
Notes payable	$1,063,194	$1,146,331
Liabilities related to assets held for sale	21,329	56,827
Accounts payable and accrued expenses	26,096	32,653
Dividends payable	1,903	1,887
Tenant deposits and other liabilities	22,640	14,786
Total liabilities	1,135,162	1,252,484

Minority interest	28,972	31,902

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108

Common stock, $.01 par value, 100,000,000 shares authorized, 41,306,485 and 40,971,423 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	413	410
Additional paid-in capital	793,868	791,201
Accumulated other comprehensive income	—	583
Retained deficit	(476,984)	(467,207)
Total stockholders’ equity	436,405	444,095
Total liabilities and stockholders’ equity	$1,600,539	$1,728,481

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Revenue
Rental income	$51,959	$46,834	$102,865	$93,179
Sales of manufactured homes	2,993	16,390	5,665	23,854
Utility and other income	6,270	5,063	12,747	9,991
Net consumer finance interest income	245	—	424	—
Total revenue	61,467	68,287	121,701	127,024
Expenses
Property operations	16,256	18,093	32,678	36,334
Real estate taxes	5,024	4,070	10,160	8,037
Cost of manufactured homes sold	2,565	14,672	4,874	22,050
Retail home sales, finance and insurance	2,830	3,544	4,728	6,884
Property management	1,586	2,366	3,178	4,513
General and administrative	4,991	6,389	9,412	11,883
Depreciation and amortization	21,775	18,762	43,386	35,057
Loss on sale of airplane	—	—	541	—
Net consumer finance interest expense	—	204	—	650
Interest expense	20,006	17,036	39,587	32,724
Total expenses	75,033	85,136	148,544	158,132
Interest income	(448)	(269)	(871)	(641)
Loss from continuing operations before income tax benefit and allocation to minority interest	(13,118)	(16,580)	(25,972)	(30,467)
Income tax benefit from continuing operations	3,372	—	4,571	—
Loss from continuing operations before allocation to minority interest	(9,746)	(16,580)	(21,401)	(30,467)
Minority interest	166	628	402	1,172
Loss from continuing operations	(9,580)	(15,952)	(20,999)	(29,295)
Income from discontinued operations	689	302	2,381	1,083
Gain (loss) on sale of discontinued operations	15,613	52	25,909	(678)
Income tax expense from discontinued operations	(6,521)	—	(11,316)	—
Minority interest in discontinued operations	(343)	(17)	(596)	(19)
Net loss	(142)	(15,615)	(4,621)	(28,909)
Preferred stock dividend	(2,578)	(2,578)	(5,156)	(5,156)
Net loss attributable to common stockholders	$(2,720)	$(18,193)	$(9,777)	$(34,065)

Loss per share from continuing operations
Basic loss per share	$(0.28)	$(0.43)	$(0.60)	$(0.80)
Diluted loss per share	$(0.28)	$(0.43)	$(0.60)	$(0.80)

Income per share from discontinued operations
Basic income per share	$0.22	$0.01	$0.38	$0.01
Diluted income per share	$0.22	$0.01	$0.38	$0.01

Loss per share attributable to common stockholders
Basic loss per share	$(0.06)	$(0.42)	$(0.22)	$(0.79)
Diluted loss per share	$(0.06)	$(0.42)	$(0.22)	$(0.79)

Weighted average share information
Basic shares outstanding	43,696	43,257	43,632	43,249

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
(in thousands) (unaudited)

	Six Months
	Ended June 30,
	2006	2005
	(as restated)
Cash flow from operating activities
Net income (loss)	$(4,621)	$(28,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,386	35,057
Intra-period income taxes	6,745	—
Adjustments to fair value for interest rate caps	(436)	227
Amortization of loan origination costs	3,045	3,421
Stock grant compensation expense	98	326
Partnership preferred unit distributions declared	552	786
Minority interest	(954)	(1,958)
Depreciation and minority interest included in income from discontinued operations	801	3,801
(Gain) loss on sale of discontinued operations	(25,909)	678
Loss on sale of airplane	541	—
Gain on sale of manufactured homes	(791)	(1,804)
Changes in operating assets and liabilities	(7,002)	(10,636)
Net cash provided by operating activities	15,455	989

Cash flow from investing activities
Purchases of manufactured homes	(6,693)	(68,300)
Proceeds from community sales	123,431	48,721
Proceeds from manufactured home sales	5,428	13,014
Proceeds from sale of airplane	1,170	—
Community improvements and equipment purchases	(2,055)	(32,605)
Restricted cash	374	3,609
Loan reserves	(3,547)	(4,227)
Net cash provided by (used in) investing activities	118,108	(39,788)

Cash flow from financing activities
Proceeds from issuance of debt	30,535	155,483
Repayment of debt	(147,372)	(94,352)
Deposits on refinance transaction	(4,900)	—
Payment of common dividends and OP unit distributions	—	(27,045)
Payment of preferred dividends	(5,156)	(5,156)
Payment of partnership preferred distributions	(552)	(786)
Repurchase of OP Units	—	(1,836)
Loan origination costs	(1,849)	(3,879)
Net cash (used in) provided by financing activities	(129,294)	22,429
Net increase (decrease) in cash and cash equivalents	4,269	(16,370)
Cash and cash equivalents, beginning of period	27,926	32,859
Cash and cash equivalents, end of period	$32,195	$16,489

Non-cash financing and investing transactions:
Notes receivable for manufactured home sales	$3,740	$11,402
Fair value of OP Units redeemed for common stock	$3,176	$—

Supplemental cash flow information:
Cash paid for interest	$40,187	$33,931

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

As of June 30, 2006, we owned and operated 275 communities (excluding five communities classified as discontinued operations, see Note 10) consisting of 57,240 homesites (net of 1,108 homesites classified as discontinued operations) in 23 states with occupancy of 83.5%. Our five largest markets are Dallas-Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, with 4.2% of our total homesites. We also conduct a retail home sales business.

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

Accumulated Other Comprehensive Income and Comprehensive Loss

Amounts recorded in accumulated other comprehensive income as of December 31, 2005 represent unrecognized gains on our interest rate swap, which qualified as a cash flow hedge and was marked to market over the life of the instrument.  Including these unrecognized gains or losses, our comprehensive loss for the three and six months ended June 30, 2006 was $2.7 million and $10.4 million, respectively, compared with a comprehensive loss of $18.5 million and $34.1 million, respectively, during the same periods in 2005.  Our interest rate swap agreement expired in February 2006 and was not renewed.

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

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28, the tax benefit recognized in continuing operations is calculated using an effective rate methodology and therefore will be provided for over the course of the year. The tax expense recognized in discontinued operations is recognized on a discrete basis and therefore the entire amount of tax expense is recognized at the time the pretax gain on the discontinued operations is recognized.  This mismatch in the timing of the recognition of tax benefits and expense resulted in a restatement of the net loss for the quarter and six months ended June 30, 2006.

The impact of the restatement on our consolidated balance sheet and consolidated statement of operations is outlined in the table below (dollars in thousands).  This restatement did not have an impact on our cash flows from operating, investing or financing activities or periods prior to 2006.  The previously reported amounts have been recast for discontinued communities.  However, the associated amounts were not separately reflected as they were considered immaterial to the presentation. Intra-period taxes are included in tenant deposits and other liabilities.  In accordance with SFAS No. 128, Earnings per Share, our basic and diluted weighted average shares outstanding have been increased by a factor of approximately 1.06 to reflect the dilutive impact of our January 2007 rights offering in which ten million shares of our common stock were purchased by our stockholders at the below-market price of $8.00 per share.

	As of June 30, 2006
	Previously Reported	As Restated
Consolidated Balance Sheet
Tenant deposits and other liabilities	$16,340	$22,640
Total liabilities	$1,128,862	$1,135,162

Minority interest	$29,195	$28,972

Retained deficit	$(470,907)	$(476,984)
Total stockholders’ equity	$442,482	$436,405
Total liabilities and stockholders’ equity	$1,600,539	$1,600,539

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
Consolidated Statement of Operations	Previously Reported	As Restated	Previously Reported	As Restated

Loss from continuing operations before income tax benefit and allocation to minority interest	$(13,118)	$(13,118)	$(25,972)	$(25,972)
Income tax benefit from continuing operations	—	3,372	—	4,571
Loss before allocation to minority interest	(13,118)	(9,746)	(25,972)	(21,401)
Minority interest	284	166	562	402
Loss from continuing operations	(12,834)	(9,580)	(25,410)	(20,999)
Income from discontinued operations	689	689	2,381	2,381
Gain on sale of discontinued operations	15,613	15,613	25,909	25,909
Income tax expense from discontinued operations	(74)	(6,521)	(445)	(11,316)
Minority interest in discontinued operations	(569)	(343)	(979)	(596)
Net loss	2,825	(142)	1,456	(4,621)
Preferred stock dividend	(2,578)	(2,578)	(5,156)	(5,156)
Net loss attributable to common stockholders	$247	$(2,720)	$(3,700)	$(9,777)

Loss per share from continuing operations
Basic loss per share	$(0.35)	$(0.28)	$(0.70)	$(0.60)
Diluted loss per share	$(0.35)	$(0.28)	$(0.70)	$(0.60)

Income per share from discontinued operations
Basic income per share	$0.36	$0.22	$0.62	$0.38
Diluted income per share	$0.36	$0.22	$0.62	$0.38

Loss per share attributable to common stockholders
Basic loss per share	$0.01	$(0.06)	$(0.08)	$(0.22)
Diluted loss per share	$0.01	$(0.06)	$(0.08)	$(0.22)

Weighted average common shares outstanding	43,696	43,696	43,632	43,632

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

The following summarizes the activity of the minority interest in the Operating Partnership (in thousands):

(as restated)
Minority interest at December 31, 2005	$31,902
Minority interest allocation	194
Transfer from stockholders’ equity	604
Redemption of OP Units.	(3,176)
Distributions to PPU holders	(552)
Minority interest at June 30, 2006	$28,972

4.            Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	June 30,	December 31,
	2006	2005

Land	$194,306	$194,331
Improvements to land and buildings	1,190,153	1,190,102
Rental homes and improvements	262,850	261,164
Furniture, equipment and vehicles	13,576	16,041
Subtotal	1,660,885	1,661,638
Less accumulated depreciation:
On improvements to land and buildings	(186,331)	(164,186)
On rental homes and improvements	(50,052)	(37,077)
On furniture, equipment and vehicles	(7,051)	(7,278)

Rental and other property, net	$1,417,451	$1,453,097

5.     Notes Payable

The following table sets forth certain information regarding our notes payable (in thousands):

	June 30,	December 31,
	2006	2005

Senior fixed rate mortgage due 2009, 5.05% per annum	$87,237	$89,512
Senior fixed rate mortgage due 2012, 7.35% per annum	279,761	286,433
Senior fixed rate mortgage due 2014, 5.53% per annum	194,169	196,270
Senior variable rate mortgage due 2007, one-month LIBOR plus 3.00% per annum (8.33% at June 30, 2006)	116,757	126,297
Various individual fixed rate mortgages due 2006 through 2031, averaging 7.23% per annum at June 30, 2006	135,239	150,104
Revolving credit mortgage facility due 2006, one-month LIBOR plus 2.75% per annum (8.08% at June 30, 2006)	58,764	58,764
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (9.00% at June 30, 2006)	4,513	14,188
Trust preferred securities due 2035, three-month LIBOR plus 3.25% per annum (8.73% at June 30, 2006)	25,780	25,780
Consumer finance facility due 2008, one-month LIBOR plus 3.00% per annum (8.33% at June 30, 2006)	19,345	18,607
Lease receivable facility due 2008, one-month LIBOR plus 4.125% per annum (9.46% at June 30, 2006)	41,300	77,500
Senior exchangeable notes due 2025, 7.50% per annum	96,600	96,600
D.A.M. PPU notes payable due 2006, 7.00% per annum	2,499	4,999
Other loans	1,230	1,277
	$1,063,194	$1,146,331

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

c)              Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $27.6 million, mature in 2008 and carry an average effective annual interest rate of 7.18%. These mortgages are secured by 24 specific manufactured home communities.

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

6.              Income (loss) per share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Loss per share from continuing operations:
Loss from continuing operations	$(9,580)	$(15,952)	$(20,999)	$(29,295)
Preferred stock dividends	(2,578)	(2,578)	(5,156)	(5,156)
Net loss from continuing operations	$(12,158)	$(18,530)	$(26,155)	$(34,451)

Weighted average common shares outstanding	43,696	43,257	43,632	43,249

Basic loss per share from continuing operations	$(0.28)	$(0.43)	$(0.60)	$(0.80)
Diluted loss per share from continuing operations	$(0.28)	$(0.43)	$(0.60)	$(0.80)

Income per share from discontinued operations:
Income from discontinued operations	$689	$302	$2,381	$1,083
Gain (loss) on sale of discontinued operations	15,613	52	25,909	(678)
Income tax expense from discontinued operations	(6,521)	—	(11,316)	—
Minority interest in discontinued operations	(343)	(17)	(596)	(19)
Net income from discontinued operations	$9,438	$337	$16,378	$386

Basic income per share from discontinued operations	$0.22	$0.01	$0.38	$0.01
Diluted income per share from discontinued operations	$0.22	$0.01	$0.38	$0.01

Loss per share available to common stockholders:
Net loss available to common stockholders	$(2,720)	$(18,193)	$(9,777)	$(34,065)
Basic loss per share to common stockholders	$(0.06)	$(0.42)	$(0.22)	$(0.79)
Diluted loss per share to common stockholders	$(0.06)	$(0.42)	$(0.22)	$(0.79)

Equivalent shares utilized for diluted loss per share calculationexcept when anti-dilutive:
Operating partnership units (a)	1,600	2,522	1,656	2,532
Preferred partnership units (b)	1,737	1,993	1,737	1,993
Restricted stock	10	40	10	35
Total	3,347	4,555	3,403	4,560

(a)          From June 30, 2005 through June 30, 2006, we redeemed approximately 755,000 OP units.

(b)         In July 2005, we redeemed all of the Series B PPUs (see our Form 8-K for the year ended December 31, 2005 filed on October 5, 2006).

7.              Property Operations Expense

During the three and six months ended June 30, 2006 and 2005, we incurred property operations expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Utilities and telephone	$7,062	$6,260	$14,202	$13,303
Salaries and benefits	4,893	6,300	9,863	11,787
Repairs and maintenance	2,155	2,485	3,978	4,900
Insurance	819	974	1,681	1,891
Bad debt expense	293	485	693	1,179
Professional services	298	340	609	683
Office supplies	151	290	311	549
Advertising	26	76	52	238
Other operating expense	559	883	1,289	1,804
	$16,256	$18,093	$32,678	$36,334

8.              Retail Home Sales, Finance and Insurance Expense

During the three and six months ended June 30, 2006 and 2005, we incurred retail home sales, finance and insurance expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Salaries and benefits	$1,837	$1,547	3,079	3,080
Travel	117	213	166	358
Insurance	47	86	98	166
Bad debt expense	16	280	25	309
Professional services	195	244	428	399
Advertising	297	825	465	1,937
Other operating expense	321	349	467	635
	$2,830	$3,544	$4,728	$6,884

9.              General and Administrative Expense

During the three and six months ended June 30, 2006 and 2005, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Salaries and benefits	$2,866	$3,627	$5,609	$6,840
Travel	188	362	321	802
Professional services	880	1,219	1,511	2,209
Telephone	134	106	199	205
Office supplies	108	129	224	250
Insurance	309	349	566	466
Rent	136	59	200	128
Other administrative expense	370	538	782	983
	$4,991	$6,389	$9,412	$11,883

10.          Discontinued Operations

As of December 31, 2005, we held 41 communities as discontinued operations.  As of June 30, 2006, we had closed sales for 36 of these communities, comprising $77.0 million of cash proceeds net of related debt, defeasance and other closing costs of $59.6 million.  Subsequent to June 30, 2006, we closed an additional four communities for $8.4 million of cash proceeds net of related debt, defeasance and other closing costs of $15.4 million.  We expect to close the remaining sales transaction in 2007. There can be no assurance, however, that the Company will close the remaining community sale, or, if it closes, that it will close on the terms set forth in its contract.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities designated as held for sale and not sold have been classified as discontinued operations as of June 30, 2006 and December 31, 2005. We have included $30.4 million and $132.3 million of assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of June 30, 2006 and December 31, 2005, respectively, and $21.3 million and $56.8 million, respectively, of mortgage notes payable and other obligations related to these communities as liabilities related to assets held for sale. In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying statements of operations for the three and six months ended June 30, 2006 and 2005.  In connection with sales of our discontinued operations, we recorded gains of $15.6 million and $25.9 million, respectively, in the three and six months ended June 30, 2006, and a loss of $0.7 million in the six months ended June 30, 2005.

The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	June 30,	December 31,
	2006	2005
Assets Held for Sale
Rental and other property, net	$29,154	$131,768
Tenant, notes and other receivables, net	44	665
Loan origination costs	288	752
Goodwill	1,398	6,481
Lease intangibles and customer relationships, net	204	1,110
Prepaid expenses and other assets	262	414
Reserve for loss on sales of communities	(941)	(8,850)
	$30,409	$132,340
Liabilities Related to Assets Held for Sale
Notes payable	$20,708	$54,859
Accounts payable and accrued expenses	360	618
Tenant deposits and other liabilities	261	1,350
	$21,329	$56,827

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Statement of Operations
Revenue	$2,761	$7,294	$8,201	$14,847
Operating expenses	(2,072)	(6,992)	(5,820)	(13,764)
Income from discontinued operations	$689	$302	$2,381	$1,083

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

12.          Segment Information

We operate in three business segments—real estate, retail home sales, and finance and insurance. A summary of our business segment information is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Total revenue
Real estate	$58,139	$51,636	$115,336	$102,808
Retail home sales	2,993	16,394	5,681	23,859
Finance and insurance	335	257	684	357
	61,467	68,287	121,701	127,024
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	21,280	22,163	42,838	44,371
Retail home sales	4,743	17,243	8,240	27,571
Finance and insurance	652	973	1,362	1,363
	26,675	40,379	52,440	73,305
Net segment income (a)
Real estate	36,859	29,473	72,498	58,437
Retail home sales	(1,750)	(849)	(2,559)	(3,712)
Finance and insurance	(317)	(716)	(678)	(1,006)
	34,792	27,908	69,261	53,719

Property management expense	1,586	2,366	3,178	4,513
General and administrative expense	4,991	6,389	9,412	11,883
Interest expense
Real estate	16,575	13,963	33,340	27,404
Retail home sales	145	630	417	991
Corporate and other	3,286	2,443	5,830	4,329
	20,006	17,036	39,587	32,724

Amortization expense	1,401	1,234	2,796	2,768
Depreciation expense
Real estate	20,305	17,403	40,423	32,039
Retail home sales	20	9	20	15
Finance and insurance	—	2	1	3
Corporate and other	49	114	146	232
	20,374	17,528	40,590	32,289

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Loss on sale of airplane	—	—	541	—
Net consumer finance interest expense	—	204	—	650
Interest income	(448)	(269)	(871)	(641)

Loss from continuing operations before income tax benefit and allocation to minority interest	(13,118)	(16,580)	(25,972)	(30,467)

Income tax benefit from continuing operations	3,372	—	4,571	—
Loss from continuing operations before minority interest	(9,746)	(16,580)	(21,401)	(30,467)
Minority interest	166	628	402	1,172

Loss from continuing operations	(9,580)	(15,952)	(20,999)	(29,295)
Income from discontinued operations	689	302	2,381	1,083
Gain (loss) on sale of discontinued operations	15,613	52	25,909	(678)
Income tax expense from discontinued operations	(6,521)	—	(11,316)	—
Minority interest in discontinued operations	(343)	(17)	(596)	(19)

Net loss	(142)	(15,615)	(4,621)	(28,909)
Preferred stock dividend	(2,578)	(2,578)	(5,156)	(5,156)

Net loss attributable to common stockholders	$(2,720)	$(18,193)	$(9,777)	$(34,065)

	June 30,	December 31,
	2006	2005
Identifiable assets
Real estate	$1,534,695	$1,642,214
Retail home sales	14,083	28,843
Finance and insurance	27,752	27,689
Corporate and other	24,009	29,735
	$1,600,539	$1,728,481
Notes payable
Real estate	$913,228	$984,881
Retail home sales	4,513	14,188
Finance and insurance	19,345	18,607
Corporate and other	126,108	128,655
	$1,063,194	$1,146,331

13.          Income Taxes

At June 30, 2006, the Company has net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $348 million and $332 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2025.  Losses from continuing operations during the quarter and six months only partially offset the regular taxable earnings from discontinued operations for the quarter and six months ending June 30, 2006 due to the allocation of intra-period taxes as discussed below. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

Based on our estimated composite Federal and state tax rate of 40%, we recorded as of June 30, 2006, a deferred tax asset of approximately $148.5 million less a valuation allowance reserve of approximately $74.3 million and deferred tax liabilities of approximately $74.2 million.  We could experience circumstances in the future that result in a non-cash income tax benefit based on the timing of recognition of the tax benefit of our operating losses carried forward from prior years.  Under current IRS rules, we can elect to return to REIT status after five years.  There can be no assurances that the tax laws and regulations will not change or that we will change our REIT election status in five years.

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

The following is a detail of the significant components of the provision for income taxes and a reconciliation of the provision for income taxes to the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006
	Continuing	Discontinued
	Operations	Operations	Total
	(as restated)	(as restated)	(as restated)
Current tax expense	$—	$—	$—
Deferred tax expense	—	—	—
Intra-period tax benefit (expense)	3,372	(6,521)	(3,149)

Provision for income taxes	$3,372	$(6,521)	$(3,149)

Tax at statutory rate	$4,492	$(5,506)	$(1,014)

Permanent differences	107	(228)	(121)
State taxes	642	(787)	(145)
Intra-period tax limitation	(3,075)	—	(3,075)
Decrease in valuation allowance	1,206	—	1,206

Provision for income taxes	$3,372	$(6,521)	$(3,149)

	Six Months Ended June 30, 2006
	Continuing	Discontinued
	Operations	Operations	Total
	(as restated)	(as restated)	(as restated)
Current tax expense	$—	$—	$—
Deferred tax expense	—	—	—
Intra-period tax benefit (expense)	4,571	(11,316)	(6,745)

Provision for income taxes	$4,571	$(11,316)	$(6,745)

Tax at statutory rate	$8,893	$(9,558)	$(665)

Permanent differences	(453)	(392)	(845)
State taxes	1,271	(1,366)	(95)
Intra-period tax limitation	(6,300)	—	(6,300)
Decrease in valuation allowance	1,160	—	1,160

Provision for income taxes	$4,571	$(11,316)	$(6,745)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	June 30,	January 1,
	2006	2006
Deferred Tax Assets
Net operating loss carryforwards	$139,262	$146,005
Prepaid rent	276	343
Loan loss reserve	722	373
Allowance for doubtful accounts	498	669
Tax basis goodwill	3,892	4,178
Notes payable	2,010	2,202
Accrued liabilities	1,130	990
Other	231	502
Alternative minimum tax credit	445	—
Valuation allowance	(74,270)	(75,430)
Total gross deferred tax assets	$74,196	$79,832

Deferred Tax Liabilities
Rental and other property, net	$69,800	$73,814
Lease intangibles and customer relationships	3,786	5,176
Deferred commissions.	610	842
Total gross deferred tax liabilities	$74,196	$79,832

14.          Subsequent Events

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

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-Q/A and the financial information set forth in the tables below.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that we expect or anticipate will or may occur in the future, where statements are preceded by, followed by or include the words “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our ability to obtain future financing arrangements, estimates relating to our future distributions, our understanding of our competition, market trends, projected capital expenditures, the impact of technology on our products, operations and business, are forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. These risks could cause actual results to vary materially from our forward-looking statements along with the risks disclosed in the section of this report entitled “Risk Factors” and the following factors:

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

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28, the tax benefit recognized in continuing operations is calculated using an effective rate methodology and therefore will be provided for over the course of the year. The tax expense recognized in discontinued operations is recognized on a discrete basis and therefore the entire amount of tax expense is recognized at the time the pretax gain on the discontinued operations is recognized.  This mismatch in the timing of the recognition of tax benefits and expense resulted in a restatement of the net loss for the quarter and six months ended June 30, 2006.

RECENT DEVELOPMENTS

In the first six months of 2006, the Company closed on 36 previously contracted community sales transactions comprising $77.0 million of cash proceeds net of related debt, defeasance and other closing costs of $59.6 million.  We expect to close the remaining sales transaction 2007 and will continue to own and operate these communities through the date of sale. There can be no assurance, however, that the Company will close all of the remaining community sales, or, if they close, that they will close on the terms set forth in the contract with respect to each.

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

OVERVIEW OF RESULTS

For the three and six months ended June 30, 2006, net loss attributable to common stockholders was ($2.7) million (as restated) and ($9.8) million (as restated), or ($0.06) per share (as restated) and ($0.22) per share (as restated), respectively, as compared to net losses attributable to common stockholders of ($18.2) million and ($34.1) million, or ($0.42) per share and ($0.79) per share, for the same periods in 2005.  Revenue in our real estate segment increased to $58.1 million for the three months ended June 30, 2006 as compared to $51.6 million for the same period in 2005.  Real estate segment expenses for the three months ended June 30, 2006 decreased to $21.3 million, as compared with $22.2 million for the three months ended June 30, 2005.  As a result, real estate net segment income increased to $36.9 million for the three months ended June 30, 2006 as compared to $29.5 million for the same period in 2005. See Real Estate Net Segment Income included hereinafter in this section for definitions of real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measure.

Total portfolio occupancy averaged 83.5% for the three and six months ended June 30, 2006 and averaged 82.8% and 82.3% for the three and six months ended June 30, 2005, respectively.  The following table summarizes our occupancy net activity for the three and six months ended June 30:

The following table summarizes our occupancy net activity for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Homeowner activity:
Homeowner move ins	277	135	530	385
Homeowner move outs	(540)	(740)	(1,088)	(1,428)
Home sales	130	902	262	1,641
Repossession move outs	(358)	(449)	(661)	(1,051)
Net homeowner activity	(491)	(152)	(957)	(453)

Home renter activity:
Home renter move ins	945	1,026	1,872	1,864
Home renter lease with option to purchase move ins	403	1,189	792	1,982
Home renter move outs	(944)	(1,279)	(1,799)	(2,321)
Net home renter activity	404	936	865	1,525

Net activity	(87)	784	(92)	1,072

The following reconciles the above activity to the period end occupied homesites.

Net homeowner activity	(491)	(152)	(957)	(453)
Occupied homeowner sites, beginning of period	39,943	41,535	40,409	41,836
Occupied homeowner sites, end of period	39,452	41,383	39,452	41,383

Net home renter activity	404	936	865	1,525
Occupied home renter sites, beginning of period	7,929	5,978	7,468	5,389
Occupied home renter sites, end of period	8,333	6,914	8,333	6,914

Total occupied homesites, end of period	47,785	48,297	47,785	48,297
Total occupancy percentage (a)	83.5%	84.3%	83.5%	84.3%

(a)             The Company removed a net 603 lots from its homesite count from December 31, 2004 to June 30, 2006 as part of its ongoing review of operations.

On June 30, 2006, our total home inventory was 9,409 homes.  Results in the three and six months ended June 30, 2006, as compared with the same periods in 2005, reflect a change in sales and marketing programs that we implemented in the fourth quarter of 2005 to increase the sales pricing of our homes.  We continue to focus on affordable price points, marketing, training of our employees and the availability of chattel financing through our consumer finance program.   In the three months ended June 30, 2006, we sold 130 manufactured homes from our home inventory, compared with 902 for the same period in 2005.

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

THE PROPERTIES

As of June 30, 2006, our portfolio consisted of 275 manufactured home communities (net of five communities classified as discontinued operations, see Note 10 in the accompanying financial statements) comprising 57,240 homesites located in 23 states and 58 markets, primarily oriented toward all-age living.  Our five largest markets are Dallas/Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas, with 4.2% of our total homesites.

As of June 30, 2006, our communities had an occupancy rate of 83.5%, and the average monthly rental income per occupied homesite was $362. Homesite leases by homeowners generally are month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of June 30, 2006:

				Rental
				Income
		Percentage		Per Occupied
	Number of	of		Homesite
	Total	Total	Occupancy	Per Month (2)
Markets (1)	Homesites	Homesites	06/30/06	06/30/06

Dallas — Ft. Worth, TX	7,181	12.5%	80.2%	$400
Atlanta, GA	4,967	8.7%	89.2%	389
Salt Lake City, UT	3,796	6.6%	93.4%	368
Front Range of CO	3,290	5.7%	83.8%	463
Kansas City — Lawrence — Topeka, MO — KS	2,424	4.2%	87.4%	319
Jacksonville, FL	2,259	4.0%	90.2%	374
Wichita, KS	2,162	3.9%	61.9%	316
St. Louis, MO — IL	1,914	3.4%	79.5%	323
Oklahoma City, OK	1,891	3.4%	78.2%	327
Orlando, FL	1,858	3.2%	92.9%	397
Greensboro — Winston Salem, NC	1,396	2.4%	66.0%	303
Davenport — Moline — Rock Island, IA — IL	1,382	2.4%	86.5%	303
Elkhart — Goshen, IN	1,209	2.1%	87.5%	384
Charleston — North Charleston, SC	1,184	2.1%	81.5%	309
Raleigh — Durham — Chapel Hill, NC	1,092	1.9%	91.5%	394
Sioux City, IA — NE	994	1.7%	81.2%	337
Syracuse, NY	939	1.6%	61.0%	383
Des Moines, IA	859	1.5%	88.1%	359
Flint, MI	838	1.5%	72.3%	402
Pueblo, CO	752	1.3%	65.0%	334
	________	________
Subtotal — Top 20 Markets	42,387	74.1%	82.8%	$371
All Other Markets	14,853	25.9%	85.5%	$337
	________	________
Total / Weighted Average	57,240	100.0%	83.5%	$362

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

COMMUNITIES

Comparison of the Three and Six Months Ended June 30, 2006 to the Three and Six Months Ended June 30, 2005

The following table presents certain information relative to our real estate segment as of and for the three and six months ended June 30, 2006 and 2005 (in thousands, except home, community and income and revenue per unit information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Average total homesites	57,242	57,694	57,227	57,750
Average total rental homes	9,324	7,789	9,295	7,684

Average occupied homesites - homeowners	39,666	41,454	39,912	41,606
Average occupied homesites - rental homes	8,128	6,293	7,854	5,949
Average total occupied homesites	47,794	47,747	47,766	47,555
Average occupancy - rental homes	87.2%	80.8%	84.5%	77.4%
Average occupancy - total	83.5%	82.8%	83.5%	82.3%

Real estate revenue
Homeowner rental income	$36,995	$35,488	$73,860	$71,001
Home renter rental income	14,764	11,036	28,588	21,598
Other	200	310	417	580
Rental income	51,959	46,834	102,865	93,179
Utility and other income	6,180	4,802	12,471	9,629
Total real estate revenue	58,139	51,636	115,336	102,808
Real estate expenses
Property operations expenses	16,256	18,093	32,678	36,334
Real estate taxes.	5,024	4,070	10,160	8,037
Total real estate expenses	21,280	22,163	42,838	44,371

Real estate net segment income	$36,859	$29,473	$72,498	$58,437

Average monthly rental income per total occupied homesite(1)	$362	$327	$359	$327
Average monthly homeowner rental income per homeowner occupied homesite(2)	$311	$285	$308	$284
Average monthly home renter income per occupied rental home(3)	$605	$585	$607	$605

	June 30,
	2006	2005
Total communities	275	275
Total homesites	57,240	57,311
Occupied homesites	47,785	48,297
Total rental homes owned	9,409	8,045
Occupied rental homes	8,333	6,914

(1)          Average monthly rental income per total occupied homesite is defined as rental income divided by average total occupied homesites divided by the number of months in the period.

(2)          Average monthly homeowner rental income per homeowner occupied homesite is defined as homeowner rental income divided by average homeowner occupied homesites divided by the number of months in the period.

(3)          Average monthly home renter rental income per occupied rental home is defined as home renter rental income divided by average occupied rental homes divided by the number of months in the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Net segment income:
Real estate	$36,859	$29,473	$72,498	$58,437
Retail home sales	(1,750)	(849)	(2,559)	(3,712)
Finance and insurance	(317)	(716)	(678)	(1,006)
	34,792	27,908	69,261	53,719
Other expenses:
Property management	1,586	2,366	3,178	4,513
General and administrative	4,991	6,389	9,412	11,883
Depreciation and amortization	21,775	18,762	43,386	35,057
Loss on sale of airplane	—	—	541	—
Net consumer finance interest expense	—	204	—	650
Interest expense	20,006	17,036	39,587	32,724

Total other expenses	48,358	44,757	96,104	84,827

Interest income	(448)	(269)	(871)	(641)

Loss from continuing operations before income tax benefit and allocation to minority interest	(13,118)	(16,580)	(25,972)	(30,467)

Income tax benefit from continuing operations	3,372	—	4,571	—

Loss from continuing operations before minority interest	(9,746)	(16,580)	(21,401)	(30,467)

Minority interest	166	628	402	1,172

Loss from continuing operations	(9,580)	(15,952)	(20,999)	(29,295)
Income from discontinued operations	689	302	2,381	1,083
Gain (loss) on sale of discontinued operations	15,613	52	25,909	(678)
Income tax expense from discontinued operations	(6,521)	—	(11,316)	—
Minority interest in discontinued operations	(343)	(17)	(596)	(19)

Net loss	(142)	(15,615)	(4,621)	(28,909)

Preferred stock dividend	(2,578)	(2,578)	(5,156)	(5,156)

Net loss attributable to common stockholders	$(2,720)	$(18,193)	$(9,777)	$(34,065)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Revenue.  Revenue for the three months ended June 30, 2006 was $61.5 million, as compared to $68.3 million for the three months ended June 30, 2005, a decrease of $6.8 million, or 10%. Rental income increased by $5.1 million, primarily as a result of $3.6 million from higher home renter rental income and $3.0 million from increased rental rates, partially offset by $1.5 million from decreased homeowner occupancy.  Revenue from the sale of manufactured homes decreased by $13.4 million as the Company sold 772 fewer homes in the second quarter of 2006, as compared to the same quarter last year.  We implemented a change in sales and marketing programs in the fourth quarter of 2005 to increase the sales pricing of our homes.  Utility and other income increased by $1.2 million due to increases in utilities expense and our increased focus on utility recovery.

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

Real Estate Taxes Expense.  Real estate taxes expense for the three months ended June 30, 2006 was $5.0 million, as compared to $4.0 million for the three months ended June 30, 2005, an increase of $1.0 million or 23%. The increase primarily is due to higher property tax assessments.  A portion of the increase also relates to a higher number of manufactured homes subject to property tax assessments in the current year.

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

Retail Home Sales, Finance and Insurance Expense.  For the three months ended June 30, 2006, total retail home sales, finance and insurance expense was $2.8 million as compared to $3.5 million for three months ended June 30, 2005, a decrease of $0.7 million. This decrease primarily is due to the down-sizing of our sales and marketing organization in which we terminated over 150 employees in the fourth quarter of 2005, primarily in sales management.

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

Income Taxes.  The Company expects to have no aggregate income tax expense or benefit for the year ended December 31, 2006.  However, we have restated our Consolidated Financial Statements for the three months ended June 30, 2006 to (a) provide for an intra-period income tax allocation whereby we recorded an income tax benefit from continuing operations of $3.4 million (as restated) (including $1.2 million (as restated) deferred from the first quarter) and an income tax expense from discontinued operations of $6.5 million (as restated) in accordance with  SFAS No. 109 and (b) deferred the resulting income tax benefit from continuing operations to future interim periods using an estimated annual effective tax rate in accordance with APB 28 and FIN 18.

Minority Interest.  Minority interest for the three months ended June 30, 2006 was $0.2 million (as restated) as compared to $0.6 million for the three months ended June 30, 2005, a decrease of $0.4 million, or 74%. The decrease primarily was due to a decrease in the minority interest share of our net loss to 3.5% from 5.2% for the second quarter of 2005.

Discontinued Operations.  On December 15, 2005, the Company held an auction in which it offered 71 communities for sale.  The Company ultimately entered into contracts to sell 38 of these communities.  During 2006, the Company entered into contracts to sell another three communities.  During the second quarter of 2006, the Company closed nine of these transactions, comprising $42.8 million of cash proceeds net of related debt, defeasance and other closing costs of $25.3 million.  A gain of $15.6 million was recorded on the sales of these communities in the second quarter of 2006.

Preferred Stock Dividend.  On June 8, 2006, the ARC board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock.  This dividend, which was paid on July 28, 2006, amounted to $2.6 million.  For the quarter ended June 30, 2005, the dividend declared also was $0.5156 per share, or $2.6 million.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was ($2.7) million (as restated) for the three months ended June 30, 2006, as compared to a net loss attributable to common stockholders of ($18.2) million for the three months ended June 30, 2005, a reduction in net loss of $15.5 million or 85%.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Revenue.  Revenue for the six months ended June 30, 2006 was $121.7 million, as compared to $127.0 million for the six months ended June 30, 2005, a decrease of $5.3 million, or 4%. Rental income increased by $9.7 million, primarily as a result of $6.8 million from higher home renter rental income and $5.8 million from increased rental rates, partially offset by $2.9 million from decreased homeowner occupancy.  Revenue from the sale of manufactured homes decreased by $18.2 million as the Company sold 1,379 fewer homes in the first six months of 2006, as compared to the same period last year.  We implemented a change in sales and marketing programs in the fourth quarter of 2005 to increase the sales pricing of our homes.  Utility and other income increased by $2.8 million due to increases in utilities expense and our increased focus on utility recovery.

Property Operations Expense.  For the six months ended June 30, 2006, total property operations expense was $32.7 million, as compared to $36.3 million for the six months ended June 30, 2005, a decrease of $3.6 million, or 10%. The decrease primarily is due to decreases in: a) salaries and benefits of $1.9 million, or 16%, from decreased headcount; b) repairs and maintenance of $0.9 million, or 19%; c) bad debt expense of $0.5 million, or 41%; and d) other expense of $1.2 million.  These decreases partially were offset by an increase in utilities and telephone expense of $0.9 million.

Real Estate Taxes Expense.  Real estate taxes expense for the six months ended June 30, 2006 was $10.2 million, as compared to $8.0 million for the six months ended June 30, 2005, an increase of $2.2 million or 26%. The increase primarily is due to higher property tax assessments.  A portion of the increase also relates to a higher number of manufactured homes subject to property tax assessments in the current year.

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

Retail Home Sales, Finance and Insurance Expense.  For the six months ended June 30, 2006, total retail home sales, finance and insurance expense was $4.7 million as compared to $6.9 million for six months ended June 30, 2005, a decrease of $2.2 million. This decrease primarily is due to the down-sizing of our sales and marketing organization in which we terminated over 150 employees in the fourth quarter of 2005, primarily in sales management.

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

Income Taxes.  The Company expects to have no aggregate income tax expense or benefit for the year ended December 31, 2006.  However, we have restated our Consolidated Financial Statements for the six months ended June 30, 2006 to (a) provide for an intra-period income tax allocation whereby we recorded an income tax benefit from continuing operations of $4.6 million (as restated) (including $1.2 million (as restated) deferred from the first quarter) and an income tax expense from discontinued operations of $11.3 million (as restated) in accordance with  SFAS No. 109 and (b) deferred the resulting income tax benefit from continuing operations to future interim periods using an estimated annual effective tax rate in accordance with APB 28 and FIN 18.

Minority Interest.  Minority interest for the six months ended June 30, 2006 was $0.4 million (as restated) as compared to $1.2 million for the six months ended June 30, 2005, a decrease of $0.8 million, or 66%. The decrease primarily was due to a decrease in the minority interest share of our net loss to 3.5% from 5.2% for the first six months of 2005.

Discontinued Operations.  On December 15, 2005, the Company held an auction in which it offered 71 communities for sale.  The Company ultimately entered into contracts to sell 38 of these communities.  During 2006, the Company entered into contracts to sell another three communities.  As of June 30, 2006 the Company has closed 36 of these transactions, comprising $77.0 million of cash proceeds net of related debt, defeasance and other closing costs of $59.6 million.  Gains of $25.9 million were recorded on the sales of these communities in the first six months of 2006.

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

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was $9.8 million (as restated) for the six months ended June 30, 2006, as compared to $34.1 million for the six months ended June 30, 2005, a decrease in net loss of $24.3 million or 71%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had approximately $32.2 million of cash and cash equivalents and $72.2 million available under the terms of the lease receivables line of credit.  This reflects the use of a significant portion of the excess net cash proceeds from the sale of 36 communities in the first six months of 2006 to repay certain mortgage and floorplan and other indebtedness.  As of June 30, 2006, we closed sales transactions for 36 of the 41 communities we held as discontinued as of December 31, 2005 obtaining cash proceeds of $77.0 million net of related debt repayment and defeasance and other costs of $59.6 million.

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

COMMITMENTS

At June 30, 2006, we had approximately $1,063.2 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands):

	Principal Commitments			Interest Commitments
	Fixed	Variable	Total	Fixed	Variable	Total

2006	$12,514	$58,764	$71,278	$26,793	$10,116	$36,909
2007	10,115	121,270	131,385	52,392	9,166	61,558
2008	53,655	60,645	114,300	50,244	5,428	55,673
2009	103,139	—	103,139	44,344	2,251	46,595
2010	13,212	—	13,212	42,168	2,251	44,419
Thereafter	599,087	25,780	624,867	198,378	54,568	252,946
Commitments	791,722	266,459	1,058,181	414,319	83,780	498,100
Unamortized premium	5,012	—	5,012	—	—	—
	$796,734	$266,459	$1,063,193	$414,319	$83,780	$498,100

	Total Debt Commitments
	Fixed	Variable	Total

2006	$39,307	$68,880	$108,187
2007	62,508	130,436	192,944
2008	103,899	66,074	169,973
2009	147,483	2,251	149,734
2010	55,380	2,251	57,631
Thereafter	797,465	80,348	877,813
Commitments	1,206,042	350,240	1,556,282
Unamortized premium	5,012	—	5,012
	$1,211,054	$350,240	$1,561,294

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

As of June 30, 2006, our total debt outstanding was approximately $1,063.2 million, comprised of approximately $796.7 million, or 75% of our total consolidated debt, subject to fixed interest rates and approximately $266.5 million, or 25% of our total consolidated debt, subject to variable interest rates.

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

The fair value of debt outstanding as of June 30, 2006 was approximately $1,059.3 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of June 30, 2006 (dollars in thousands):

	Amount of Debt	Percentage of Total Debt	Weighted Average Interest Rate

Fixed Rate Debt
Senior fixed rate mortgage due 2009	$87,237	8.2%	5.05%
Senior fixed rate mortgage due 2012	279,761	26.3%	7.35%
Senior fixed rate mortgage due 2014	194,169	18.4%	5.53%
Various individual fixed rate mortgages due 2006 through 2031	135,239	12.7%	7.23%
Senior exchangeable notes due 2025	96,600	9.1%	7.50%
D.A.M. Preferred Partnership Units due 2006	2,499	0.2%	7.00%
Other loans	1,230	0.1%	6.97%
	796,735	75.0%	6.65%
Variable Rate Debt
Senior variable rate mortgage due 2007	116,757	11.0%	8.33%
Revolving credit mortgage facility due 2006	58,764	5.5%	8.08%
Trust preferred securities due 2035.	25,780	2.4%	8.73%
Consumer finance facility due 2008	19,345	1.8%	8.33%
Lease receivable facility due 2008	41,300	3.9%	9.46%
Floorplan lines of credit due 2007	4,513	0.4%	9.00%
	266,459	25.0%	8.50%
	$1,063,194	100.0%	7.12%

ITEM 4.                    CONTROLS AND PROCEDURES

(a) Restatement of Previously Issued Financial Statements

As more fully described in Note 2 of the Notes to Consolidated Financial Statements, the Company has restated its interim consolidated financial statements for the quarter and six months ended June 30, 2006 to correct its intra-period income tax accounting as presented in the original Form 10-Q for the quarter and six months ended June 30, 2006.  As a result of the restatement of its previously issued interim consolidated financial statements as of and for the quarter and six months ended June 30, 2006, management has assessed the impact of the restatement on its disclosure controls and procedures as of June 30, 2006, as discussed below.

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

In light of the restatement referred to in (a) above, management, with the participation of the Company’s principal executive and financial officers, re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006.  Based on this re-evaluation and as a result of the identification of the material weakness in our internal control over financial reporting discussed below, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiency constitutes a material weakness in our internal control over financial reporting at June 30, 2006:

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