Form 10-Q/A
period 2006-09-30
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2007-03-13
CIK 1265131

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

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — An Interpretation of APB Opinion No. 28 , the tax benefit recognized in continuing operations is calculated using an effective rate methodology and therefore will be provided for over the course of the year. The tax expense recognized in discontinued operations is recognized on a discrete basis and therefore the entire amount of tax expense is recognized at the time the pretax gain on the discontinued operations is recognized.  This mismatch in the timing of the recognition of tax benefits and expense resulted in a restatement of the net loss for the quarter and nine months ended September 30, 2006.

We have also updated our evaluation of disclosure controls and procedures, as reflected in Item 4. Controls and Procedures.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2006	2005
	(as restated)
Assets
Rental and other property, net	$1,401,896	$1,453,097
Assets held for sale	16,600	132,340
Cash and cash equivalents	31,109	27,926
Restricted cash	6,782	7,022
Tenant and other receivables, net	4,478	3,942
Notes receivable, net	31,266	33,418
Loan origination costs, net	17,825	16,164
Loan reserves	34,906	35,088
Lease intangibles and customer relationships, net	7,858	12,055
Prepaid expenses and other assets	8,763	7,429
Total assets	$1,561,483	$1,728,481

Liabilities and Stockholders’ Equity
Notes payable	$1,053,373	$1,146,331
Liabilities related to assets held for sale	953	56,827
Accounts payable and accrued expenses	26,542	32,653
Dividends payable	1,903	1,887
Tenant deposits and other liabilities	21,023	14,786
Total liabilities	1,103,794	1,252,484

Minority interest	28,553	31,902

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 41,329,705 and 40,971,423 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	413	410
Additional paid-in capital	794,449	791,201
Accumulated other comprehensive income	—	583
Retained deficit	(484,834)	(467,207)
Total stockholders’ equity	429,136	444,095
Total liabilities and stockholders’ equity	$1,561,483	$1,728,481

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Revenue
Rental income	$52,027	$48,547	$154,892	$141,727
Sales of manufactured homes	1,916	10,745	7,581	34,599
Utility and other income	6,552	5,915	19,299	15,906
Net consumer finance interest income	558	—	982	—
Total revenue	61,053	65,207	182,754	192,232
Expenses
Property operations	18,805	20,504	51,483	56,838
Real estate taxes	4,814	3,938	14,974	11,975
Cost of manufactured homes sold	1,502	10,123	6,376	32,173
Retail home sales, finance and insurance	2,202	6,806	6,930	13,690
Property management	1,549	3,030	4,727	7,541
General and administrative	4,974	7,334	14,386	19,217
Early termination of debt	556	—	556	—
Depreciation and amortization	21,131	19,602	64,517	54,660
Real estate and retail home asset impairment	—	23,158	—	23,158
Goodwill impairment	—	74,793	—	74,793
Loss on sale of airplane	—	—	541	—
Net consumer finance interest expense	—	19	—	669
Interest expense	18,731	19,568	58,318	52,292
Total expenses	74,264	188,875	222,808	347,006
Interest income	(255)	(743)	(1,126)	(1,384)
Loss from continuing operations before income tax benefit and allocation to minority interest	(12,956)	(122,925)	(38,928)	(153,390)
Income tax benefit from continuing operations	4,472	—	9,043	—
Loss from continuing operations before allocation to minority interest	(8,484)	(122,925)	(29,885)	(153,390)
Minority interest	27	5,106	429	6,277
Loss from continuing operations	(8,457)	(117,819)	(29,456)	(147,113)
Income (loss) from discontinued operations	276	(6,828)	2,657	(5,745)
Gain (loss) on sale of discontinued operations	5,220	—	31,129	(678)
Income taxes on discontinued operations	(2,198)	—	(13,514)	—
Minority interest in discontinued operations	(113)	296	(709)	276
Net loss	(5,272)	(124,351)	(9,893)	(153,260)
Preferred stock dividend	(2,578)	(2,578)	(7,734)	(7,734)
Net loss attributable to common stockholders	$(7,850)	$(126,929)	$(17,627)	$(160,994)

Loss per share from continuing operations
Basic loss per share	$(0.25)	$(2.78)	$(0.85)	$(3.58)
Diluted loss per share	$(0.25)	$(2.78)	$(0.85)	$(3.58)

Income (loss) per share from discontinued operations
Basic income (loss) per share	$0.07	$(0.15)	$0.45	$(0.14)
Diluted income (loss) per share	$0.07	$(0.15)	$0.45	$(0.14)

Loss per share attributable to common stockholders
Basic loss per share	$(0.18)	$(2.93)	$(0.40)	$(3.72)
Diluted loss per share	$(0.18)	$(2.93)	$(0.40)	$(3.72)

Weighted average share information
Basic shares outstanding	43,718	43,267	43,666	43,255

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

(in thousands) (unaudited)

	Nine Months
	Ended September 30,
	2006	2005
	(as restated)
Cash flow from operating activities
Net loss	$(9,893)	$(153,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,517	54,660
Intra-period income taxes	4,471	—
Adjustments to fair value for interest rate caps	(299)	220
Amortization of loan origination costs	4,168	5,296
Stock and option grant compensation expense	450	407
Partnership preferred unit distributions declared	828	1,085
Minority interest	(1,257)	(7,362)
Real estate and retail home asset impairment	—	23,158
Goodwill impairment	—	74,793
Depreciation and minority interest included in income from discontinued operations	927	4,731
(Gain) loss on sale of discontinued operations	(31,130)	678
Loss on sale of airplane	541	—
Impairment charges on assets held for sale	—	6,546
Gain on sale of manufactured homes	(1,205)	(2,426)
Changes in operating assets and liabilities	(6,832)	(8,225)
Net cash provided by operating activities	25,286	301

Cash flow from investing activities
Purchases of manufactured homes	(10,745)	(106,979)
Proceeds from community sales	143,845	48,721
Proceeds from manufactured home sales	7,263	16,051
Proceeds from sale of airplane	1,170	—
Community improvements and equipment purchases	(3,107)	(48,992)
Restricted cash	240	3,902
Loan reserves	182	(8,780)
Net cash provided by (used in) investing activities	138,848	(96,077)

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months
	Ended September 30,
	2006	2005
	(as restated)
Cash flow from financing activities
Proceeds from issuance of debt	260,853	312,135
Repayment of debt	(407,418)	(141,999)
Payment of common dividends and OP unit distributions	—	(35,148)
Payment of preferred dividends	(7,734)	(7,734)
Payment of partnership preferred distributions	(828)	(1,085)
Repurchase of OP Units for cash	—	(6,408)
Repurchase of PPUs	—	(2,501)
Loan origination costs	(5,824)	(8,265)
Net cash (used in) provided by financing activities	(160,951)	108,995
Net increase in cash and cash equivalents	3,183	13,219
Cash and cash equivalents, beginning of period	27,926	32,859
Cash and cash equivalents, end of period	$31,109	$46,078
Non-cash financing and investing transactions:
Notes receivable for manufactured home sales	$4,752	$19,988
Notes payable issued for redemption of PPUs	$—	$4,999
Fair value of OP Units redeemed for common stock	$3,377	$—
Supplemental cash flow information:
Cash paid for interest	$61,013	$43,404

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

As of September 30, 2006, we owned and operated 275 communities (excluding one community classified as discontinued operations, see Note 10) consisting of 57,256 homesites (net of 350 homesites classified as discontinued operations) in 23 states with occupancy of 83.2%. Our five largest markets are Dallas-Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, with 4.2% of our total homesites. We also conduct a retail home sales business.

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

We allocate income taxes between continuing and discontinued operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), particularly paragraph 140.  We recognize interim income tax benefits in continuing operations on the effective rate method and income tax expense in discontinued operations without such pro-ration in accordance with Accounting Principles Bulletin 28, Interim Financial Reporting (“APB 28”) and FASB Interpretations 18, Accounting for Income Taxes in Interim Periods – An interpretation of APB Opinion No. 28 (“FIN 18”).

Accumulated Other Comprehensive Income and Comprehensive Loss

Amounts recorded in accumulated other comprehensive income as of December 31, 2005 represent unrecognized gains on our interest rate swap, which qualified as a cash flow hedge and was marked to market over the life of the instrument.  Including these unrecognized gains or losses, our comprehensive loss for the three and nine months ended September 30, 2006 was $7.9 million and $18.2 million, respectively, compared with a comprehensive loss of $127.1 million and $161.2 million, respectively, during the same periods in 2005.  Our interest rate swap agreement expired in February 2006 and was not renewed.

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

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods – An Interpretation of APB Opinion No. 28 , the tax benefit recognized in continuing operations is calculated using an effective rate methodology and therefore will be provided for over the course of the year. The tax expense recognized in discontinued operations is recognized on a discrete basis and therefore the entire amount of tax expense is recognized at the time the pretax gain on the discontinued operations is recognized.  This mismatch in the timing of the recognition of tax benefits and expense resulted in a restatement of the net loss for the quarter and nine months ended September 30, 2006.

The impact of the restatement on our consolidated balance sheet and consolidated statement of operations is outlined in the table below (dollars in thousands).  This restatement did not have an impact on our cash flows from operating, investing or financing activities, periods prior to 2006 or any of our debt covenants.  The previously reported amounts have been recast for discontinued communities.  However, the associated amounts were not separately reflected as they were considered immaterial to the presentation. Intra-period taxes are included in tenant deposits and other liabilities.  In accordance with SFAS No. 128, Earnings per Share, our basic and diluted weighted average shares outstanding have been increased by a factor of approximately 1.06 to reflect the dilutive impact of our January 2007 rights offering in which ten million shares of our common stock were purchased by our stockholders at the below-market price of $8.00 per share.

	As of September 30, 2006
Consolidated Balance Sheet	Previously Reported	As Restated
Tenant deposits and other liabilities	$16,791	$21,023
Total liabilities	$1,099,562	$1,103,794

Minority interest	$28,704	$28,553

Retained deficit	$(480,753)	$(484,834)
Total stockholders’ equity	$433,217	$429,136
Total liabilities and stockholders’ equity	$1,561,483	$1,561,483

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
Consolidated Statement of Operations	Previously Reported	As Restated	Previously Reported	As Restated

Loss from continuing operations before income tax benefit and allocation to minority interest	$(12,956)	$(12,956)	$(38,929)	$(38,928)
Income tax benefit from continuing operations	—	4,472	—	9,043
Loss before allocation to minority interest	(12,956)	(8,484)	(38,929)	(29,885)
Minority interest	182	27	744	429
Loss from continuing operations	(12,774)	(8,457)	(38,185)	(29,456)
Income from discontinued operations	276	276	2,657	2,657
Gain on sale of discontinued operations	5,220	5,220	31,130	31,129
Income tax expense from discontinued operations	206	(2,198)	(239)	(13,514)
Minority interest in discontinued operations	(196)	(113)	(1,175)	(709)
Net loss	(7,268)	(5,272)	(5,812)	(9,893)
Preferred stock dividend	(2,578)	(2,578)	(7,734)	(7,734)
Net loss attributable to common stockholders	$(9,846)	$(7,850)	$(13,546)	$(17,627)

Loss per share from continuing operations
Basic loss per share	$(0.35)	$(0.25)	$(1.05)	$(0.85)
Diluted loss per share	$(0.35)	$(0.25)	$(1.05)	$(0.85)

Income per share from discontinued operations
Basic income per share	$0.12	$0.07	$0.74	$0.45
Diluted income per share	$0.12	$0.07	$0.74	$0.45

Loss per share attributable to common stockholders
Basic loss per share	$(0.23)	$(0.18)	$(0.31)	$(0.40)
Diluted loss per share	$(0.23)	$(0.18)	$(0.31)	$(0.40)

Weighted average common shares outstanding	43,718	43,718	43,666	43,666

3.            Common Stock, Preferred Stock and Minority Interest Related Transactions

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

The following summarizes the activity of the minority interest in the Operating Partnership (in thousands):

(as restated)
Minority interest at December 31, 2005	$31,902
Minority interest allocation	280
Transfer from stockholders’ equity	576
Redemption of OP Units	(3,377)
Distributions to PPU holders	(828)
Minority interest at September 30, 2006	$28,553

4.     Rental and Other Property, Net

The following summarizes rental and other property (in thousands):

	September 30,	December 31,
	2006	2005

Land	$194,306	$194,331
Improvements to land and buildings	1,190,720	1,190,102
Rental homes and improvements	265,474	261,164
Furniture, equipment and vehicles	13,894	16,041
Subtotal	1,664,394	1,661,638
Less accumulated depreciation:
On improvements to land and buildings	(198,329)	(164,186)
On rental homes and improvements	(56,527)	(37,077)
On furniture, equipment and vehicles	(7,642)	(7,278)

Rental and other property, net	$1,401,896	$1,453,097

5.     Notes Payable

The following table sets forth certain information regarding our notes payable (in thousands):

	September 30,	December 31,
	2006	2005

Senior fixed rate mortgage due 2009, 5.05% per annum	$85,041	$89,512
Senior fixed rate mortgage due 2012, 7.35% per annum	278,452	286,433
Senior fixed rate mortgage due 2014, 5.53% per annum	190,122	196,270
Senior fixed rate mortgage due 2016, 6.24% per annum	170,000	—
Senior variable rate mortgage due 2009, one-month LIBOR plus 0.80% per annum (6.12% at September 30, 2006)	60,000	—
Senior variable rate mortgage, one-month LIBOR plus 3.00% per annum	—	126,297
Revolving credit mortgage facility, one-month LIBOR plus 2.75% per annum	—	58,764
Various individual fixed rate mortgages due 2006 through 2031, averaging 7.23% per annum at September 30, 2006	134,524	150,104
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (9.00% at September 30, 2006)	1,651	14,188
Trust preferred securities due 2035, three-month LIBOR plus 3.25% per annum (8.62% at September 30, 2006)	25,780	25,780
Consumer finance facility due 2008, one-month LIBOR plus 3.00% per annum	—	18,607
Lease receivable facility due 2008, one-month LIBOR plus 4.125% per annum (9.45% at September 30, 2006)	10,000	77,500
Senior exchangeable notes due 2025, 7.50% per annum	96,600	96,600
PPU notes payable, 7.00% per annum	—	4,999
Other loans	1,203	1,277
	$1,053,373	$1,146,331

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

c)              Notes assumed in conjunction with the D.A.M. portfolio purchase as discussed in Form 10-K. These notes total approximately $27.3 million at September 30, 2006, mature in 2008 and carry an average effective annual interest rate of 7.18%. These mortgages are secured by 24 specific manufactured home communities.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Loss per share from continuing operations:
Loss from continuing operations	$(8,457)	$(117,819)	$(29,456)	$(147,113)
Preferred stock dividends	(2,578)	(2,578)	(7,734)	(7,734)
Net loss from continuing operations	$(11,035)	$(120,397)	$(37,190)	$(154,847)

Weighted average common shares outstanding	43,718	43,267	43,666	43,255

Basic loss per share from continuing operations	$(0.25)	$(2.78)	$(0.85)	$(3.58)
Diluted loss per share from continuing operations	$(0.25)	$(2.78)	$(0.85)	$(3.58)

Income (loss) per share from discontinued operations:
Income (loss) from discontinued operations	$276	$(6,828)	$2,657	$(5,745)
Gain (loss) on sale of discontinued operations	5,220	—	31,129	(678)
Income tax expense on discontinued operations	(2,198)	—	(13,514)	—
Minority interest in discontinued operations	(113)	296	(709)	276
Net income (loss) from discontinued operations	$3,185	$(6,532)	$19,563	$(6,147)

Basic income (loss) per share from discontinued operations	$0.07	$(0.15)	$0.45	$(0.14)
Diluted income (loss) per share from discontinued operations	$0.07	$(0.15)	$0.45	$(0.14)

Loss per share available to common stockholders:
Net loss available to common stockholders	$(7,850)	$(126,929)	$(17,627)	$(160,994)
Basic loss per share to common stockholders	$(0.18)	$(2.93)	$(0.40)	$(3.72)
Diluted loss per share to common stockholders	$(0.18)	$(2.93)	$(0.40)	$(3.72)

Equivalent shares utilized for diluted income (loss) per share calculation except when anti-dilutive:
Operating partnership units (a)	1,578	2,157	1,627	2,408
Preferred partnership units (b)	1,927	2,001	1,927	2,420
Restricted stock	10	60	10	49
Total (c)	3,515	4,218	3,564	4,877

(a)          From September 30, 2005 through September 30, 2006, we redeemed approximately 359,000 OP units.

(b)         In July 2005, we redeemed all of the Series B PPUs (see our Form 8-K for the year ended December 31, 2005 filed on October 5, 2006).

(c)          Excludes 500,000 stock options and 806,000 warrants outstanding with exercise prices above the market price of our common stock.

7.              Property Operations Expense

During the three and nine months ended September 30, 2006 and 2005, we incurred property operations expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Utilities and telephone	$7,637	$7,734	$21,840	$21,037
Salaries and benefits	5,453	6,193	15,316	17,980
Repairs and maintenance	3,287	3,284	7,265	8,184
Insurance	807	802	2,488	2,692
Bad debt expense	327	855	1,020	2,035
Professional services	413	333	1,021	1,015
Office supplies	168	299	480	848
Advertising	19	246	71	483
Other operating expense	694	758	1,982	2,564
	$18,805	$20,504	$51,483	$56,838

8.              Retail Home Sales, Finance and Insurance Expense

During the three and nine months ended September 30, 2006 and 2005, we incurred retail home sales, finance and insurance expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Salaries and benefits	$1,268	$4,175	4,347	7,255
Travel	121	336	287	694
Insurance	52	109	150	275
Bad debt expense	(13)	287	13	596
Professional services	278	589	706	988
Advertising	258	999	723	2,936
Other operating expense	238	311	704	946
	$2,202	$6,806	$6,930	$13,690

9.              General and Administrative Expense

During the three and nine months ended September 30, 2006 and 2005, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Salaries and benefits	$3,113	$4,509	$8,722	$11,349
Travel	180	452	501	1,254
Professional services	730	885	2,241	3,095
Telephone	88	181	287	386
Office supplies	80	126	304	377
Insurance	294	300	860	766
Rent	130	90	331	218
Other administrative expense	359	791	1,140	1,772
	$4,974	$7,334	$14,386	$19,217

10.                               Discontinued Operations

As of December 31, 2005, we held 41 communities as discontinued operations.  As of September 30, 2006, we had closed sales for 39 of these communities, comprising $83.7 million of cash proceeds net of related debt, defeasance and other closing costs of $74.3 million.  In the fourth quarter of 2006, we closed on the sales of an additional community, comprising $1.7 million of cash proceeds net of related debt, defeasance and other closing costs of $0.7 million.  We expect to close the remaining sales transaction in 2007 and will continue to own this community through the date of sale. There can be no assurance, however, that the Company will close the remaining community sale, or, if it closes, that it will close on the terms set forth in its contract.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities designated as held for sale have been classified as discontinued operations as of September 30, 2006 and December 31, 2005. We have included $16.6 million and $132.3 million of assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005, respectively, and $0.1 million and $56.8 million, respectively, of mortgage notes payable and other obligations related to these communities as liabilities related to assets held for sale.  The debt related to the remaining community held for sale at September 30, 2006 has been defeased.  In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying statements of operations for the three and nine months ended September 30, 2006 and 2005.  In connection with sales of our discontinued operations, we recorded gains of $5.2 million and $31.1 million, respectively, in the three and nine months ended September 30, 2006, and a loss of $0.7 million in the nine months ended September 30, 2005.

The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	September 30,	December 31,
	2006	2005
Assets Held for Sale
Rental and other property, net	$15,070	$131,768
Tenant, notes and other receivables, net	13	665
Loan origination costs	—	752
Goodwill	754	6,481
Lease intangibles and customer relationships, net	199	1,110
Prepaid expenses and other assets	564	414
Reserve for loss on sales of communities	—	(8,850)
	$16,600	$132,340
Liabilities Related to Assets Held for Sale
Notes payable	$586	$54,859
Accounts payable and accrued expenses	239	618
Tenant deposits and other liabilities	128	1,350
	$953	$56,827

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Statement of Operations
Revenue	$774	$6,986	$8,976	$21,832
Operating expenses	(498)	(7,268)	(6,319)	(21,031)
Asset impairment charges	—	(6,546)	—	(6,546)
Income (loss) from discontinued operations	$276	$(6,828)	$2,657	$(5,745)

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

12.                               Segment Information

We operate in three business segments—real estate, retail home sales, and finance and insurance. A summary of our business segment information is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Total revenue
Real estate	$58,484	$53,846	$173,819	$156,654
Retail home sales	1,916	10,773	7,597	34,632
Finance and insurance	653	588	1,338	946
	61,053	65,207	182,754	192,232
Operating expenses, cost of manufactured
homes sold and real estate taxes
Real estate	23,619	24,442	66,457	68,813
Retail home sales	3,062	15,480	11,302	43,051
Finance and insurance	642	1,449	2,004	2,812
	27,323	41,371	79,763	114,676
Net segment income (loss) (a)
Real estate	34,865	29,404	107,362	87,841
Retail home sales	(1,146)	(4,707)	(3,705)	(8,419)
Finance and insurance	11	(861)	(666)	(1,866)
	33,730	23,836	102,991	77,556

Property management expense	1,549	3,030	4,727	7,541
General and administrative expense	4,974	7,334	14,386	19,217
Interest expense
Real estate	15,266	13,885	48,605	41,289
Retail home sales	105	750	523	1,741
Corporate and other	3,360	4,933	9,190	9,262
	18,731	19,568	58,318	52,292

Amortization expense	1,401	1,401	4,197	4,168
Depreciation expense
Real estate	19,646	18,103	60,069	50,142
Retail home sales	37	2	57	17
Finance and insurance	—	1	1	4
Corporate and other	47	95	193	329
	19,730	18,201	60,320	50,492

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Loss on sale of airplane	—	—	541	—
Early termination of debt	556	—	556	—
Goodwill impairment	—	74,793	—	74,793
Real estate and retail home asset impairment	—	23,158	—	23,158
Net consumer finance interest expense	—	19	—	669
Interest income	(255)	(743)	(1,126)	(1,384)

Loss from continuing operations before income tax benefit and allocation to minority interest	(12,956)	(122,925)	(38,928)	(153,390)
Income tax benefit from continuing operations	4,472	—	9,043	—
Loss from continuing operations before minority interest	(8,484)	(122,925)	(29,885)	(153,390)
Minority interest	27	5,106	429	6,277

Loss from continuing operations	(8,457)	(117,819)	(29,456)	(147,113)
Income (loss) from discontinued operations	276	(6,828)	2,657	(5,745)
Gain (loss) on sale of discontinued operations	5,220	—	31,129	(678)
Income taxes on discontinued operations	(2,198)	—	(13,514)	—
Minority interest in discontinued operations	(113)	296	(709)	276

Net loss	(5,272)	(124,351)	(9,893)	(153,260)
Preferred stock dividend	(2,578)	(2,578)	(7,734)	(7,734)

Net loss attributable to common stockholders	$(7,850)	$(126,929)	$(17,627)	$(160,994)

	September 30,	December 31,
	2006	2005
Identifiable assets
Real estate	$1,500,717	$1,642,214
Retail home sales	9,529	28,843
Finance and insurance	26,942	27,689
Corporate and other	24,295	29,735
	$1,561,483	$1,728,481
Notes payable
Real estate	$928,140	$984,881
Retail home sales	1,651	14,188
Finance and insurance	—	18,607
Corporate and other	123,582	128,655
	$1,053,373	$1,146,331

13.                               Income Taxes

The Company has determined that certain sales of properties that closed or will close during the year ending December 31, 2006 could result in gains for Federal income tax purposes.  As a result, in March 2006 we elected not to be taxed as a REIT for the year ending December 31, 2006.

At September 30, 2006, the Company has net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $361 million and $342 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2025.  Losses from continuing operations during the quarter and nine months only partially offset the regular taxable earnings from discontinued operations for the quarter and nine months ending September 30, 2006 due to the allocation of intra-period taxes as discussed below.  The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

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

The Company does not expect to have aggregate income tax benefits or expense for the year ended December 31, 2006.  We allocate income taxes between continuing and discontinued operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), particularly paragraph 140.  We recognize income tax benefits in continuing operations on the effective rate method and income tax expense in discontinued operations without such pro-ration in accordance with Accounting Principles Bulletin 28, Interim Financial Reporting (“APB 28”) and FASB Interpretations 18, Accounting for Income Taxes in Interim Periods – An interpretation of APB Opinion No. 28 (“FIN 18”)

The following depicts the significant components of the provision for income taxes and a reconciliation of the provision for income taxes to the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006
	Continuing	Discontinued
	Operations	Operations	Total
	(as restated)	(as restated)
Current tax expense	$—	$—	$—
Deferred tax expense	—	—	—
Intra-period tax benefit (expense)	4,472	(2,198)	2,274
Provision for income taxes	$4,472	$(2,198)	$2,274

Tax at statutory rate	$4,472	$(1,855)	$2,617
Permanent differences	1,493	(78)	1,415
State taxes	639	(265)	374
Intra-period tax limitation	2,068	—	2,068
Increase in valuation allowance	(4,200)	—	(4,200)
Provision for income taxes	$4,472	$(2,198)	$2,274

	Nine Months Ended September 30, 2006
	Continuing	Discontinued
	Operations	Operations	Total
	(as restated)	(as restated)

Current tax expense	$—	$—	$—
Deferred tax expense	—	—	—
Intra-period tax benefit (expense)	9,043	(13,514)	(4,471)
Provision for income taxes	$9,043	$(13,514)	$(4,471)

Tax at statutory rate	$13,365	$(11,414)	$1,951
Permanent differences	1,040	(470)	570
State taxes	1,908	(1,630)	278
Intra-period tax limitation	(4,232)	—	(4,232)
Increase in valuation allowance	(3,038)	—	(3,038)

Provision for income taxes	$9,043	$(13,514)	$(4,471)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	September 30,	January 1,
	2006	2006
Deferred Tax Assets
Net operating loss carryforwards	$144,598	$146,650
Prepaid rent	250	343
Loan loss reserve	588	373
Allowance for doubtful accounts	448	669
Tax basis goodwill	3,749	4,178
Notes payable	1,924	2,202
Accrued liabilities	1,214	990
Other	201	462
Alternative minimum tax credit	239	—
Valuation allowance	(79,073)	(76,035)
Total gross deferred tax assets	$74,138	$79,832

Deferred Tax Liabilities
Rental and other property, net	$70,388	$73,814
Lease intangibles and customer relationships	3,223	5,176
Deferred commissions	527	842
Total gross deferred tax liabilities	$74,138	$79,832

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

In accordance with FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods – An Interpretation of APB Opinion No. 28 , the tax benefit recognized in continuing operations is calculated using an effective rate methodology and therefore will be provided for over the course of the year. The tax expense recognized in discontinued operations is recognized on a discrete basis and therefore the entire amount of tax expense is recognized at the time the pretax gain on the discontinued operations is recognized.  This mismatch in the timing of the recognition of tax benefits and expense resulted in a restatement of the net loss for the quarter and nine months ended September 30, 2006.

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

Community Sales

In the first nine months of 2006, the Company closed on 39 previously contracted community sales transactions comprising $83.7 million of cash proceeds net of related debt, defeasance and other closing costs of $74.3 million.  In the fourth quarter of 2006, we discontinued and closed an additional sale on one community, comprising $1.7 million of cash proceeds net of related debt, defeasance and other closing costs of $0.7 million.  We expect to close the remaining sales transaction in 2007. There can be no assurance, however, that the Company will close the remaining community sale, or, if it closes, that it will close on the terms set forth in its contract.

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

OVERVIEW OF RESULTS

For the three and nine months ended September 30, 2006, net loss from continuing operations was ($11.0) million (as restated) and ($37.2) million (as restated), or ($0.25) per share (as restated) and ($0.85) per share (as restated), respectively, as compared to net losses from continuing operations of ($120.4) million and ($154.8) million, or ($2.78) per share and ($3.58) per share, for the same periods in 2005.  Excluding impairments and executive severance (net of minority interest) in 2005 of $94.7 million, our third quarter loss from continuing operations declined year-over-year by $14.7 million, or 57%.  Revenue in our real estate segment increased to $58.5 million for the three months ended September 30, 2006 as compared to $53.9 million for the same period in 2005.  Real estate segment expenses for the three months ended September 30, 2006 decreased to $23.6 million, as compared with $24.4 million for the three months ended September 30, 2005.  As a result, real estate net segment income increased to $34.9 million for the three months ended September 30, 2006 as compared to $29.4 million for the same period in 2005. See Real Estate Net Segment Income included hereinafter in this section for definitions of real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measure.

Total portfolio occupancy averaged 83.3% and 83.4% for the three and nine months ended September 30, 2006, respectively, and averaged 84.9% and 83.2% for the three and nine months ended September 30, 2005, respectively.  The following table summarizes our occupancy net activity for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Homeowner activity:
Homeowner move ins	236	66	766	451
Homeowner move outs	(529)	(629)	(1,617)	(2,057)
Home sales	91	583	353	2,224
Repossession move outs	(231)	(427)	(892)	(1,478)
Net homeowner activity	(433)	(407)	(1,390)	(860)

Home renter activity:
Home renter move ins	891	416	2,763	2,280
Home renter lease with option to purchase move ins	481	1,764	1,273	3,746
Home renter move outs	(1,059)	(1,422)	(2,858)	(3,743)
Net home renter activity	313	758	1,178	2,283

Net activity	(120)	351	(212)	1,423

The following reconciles the above activity to the period end occupied homesites

Net homeowner activity	(433)	(407)	(1,390)	(860)
Occupied homeowner sites, beginning of period	39,452	41,383	40,409	41,836
Occupied homeowner sites, end of period	39,019	40,976	39,019	40,976

Net home renter activity	313	758	1,178	2,283
Occupied home renter sites, beginning of period	8,333	6,914	7,468	5,389
Occupied home renter sites, end of period	8,646	7,672	8,646	7,672

Total occupied homesites, end of period	47,665	48,648	47,665	48,648
Total occupancy percentage (a)	83.2%	85.2%	83.2%	85.2%

(a)          The Company removed a net 586 lots from its homesite count from December 31, 2004 to September 30, 2006 as part of its ongoing review of operations.

On September 30, 2006, our total home inventory was 9,557 homes.  Results in the three and nine months ended September 30, 2006, as compared with the same periods in 2005, reflect a change in sales and marketing programs that we implemented in the fourth quarter of 2005 to increase the sales pricing of our homes.  We continue to focus on affordable price points, marketing, training of our employees and the availability of chattel financing through our consumer finance program.   In the three and nine months ended September 30, 2006, we sold 91 and 353 manufactured homes, respectively, from our home inventory compared with 583 and 2,224, respectively, for the same periods in 2005.

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

THE PROPERTIES

As of September 30, 2006, our portfolio consisted of 275 manufactured home communities (net of one community classified as discontinued operations, see Note 10 in the accompanying financial statements) comprising 57,256 homesites located in 23 states and 58 markets, primarily oriented toward all-age living.  Our five largest markets are Dallas/Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas, with 4.2% of our total homesites.

As of September 30, 2006, our communities had an occupancy rate of 83.2%, and the average monthly rental income per occupied homesite was $364. Homesite leases by homeowners generally are month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of September 30, 2006:

				Rental Income
	Number	Percentage		Per Occupied
	of Total	of Total	Occupancy	Homesite
Market (1)	Homesites	Homesites	Percentage	Per Month (2)

Dallas – Ft. Worth, TX	7,183	12.5%	80.7%	$401
Atlanta, GA	4,969	8.7%	88.6%	390
Salt Lake City, UT	3,797	6.6%	94.0%	372
Front Range of CO	3,290	5.7%	83.4%	462
Kansas City – Lawrence – Topeka, MO – KS	2,426	4.2%	85.9%	321
Jacksonville, FL	2,259	4.0%	90.6%	376
Wichita, KS	2,162	3.9%	60.5%	310
St. Louis, MO – IL	1,917	3.4%	78.6%	336
Oklahoma City, OK	1,891	3.3%	77.6%	324
Orlando, FL	1,858	3.2%	92.9%	397
Greensboro – Winston Salem, NC	1,396	2.4%	65.2%	301
Davenport – Moline – Rock Island, IA – IL	1,382	2.4%	86.5%	309
Elkhart – Goshen, IN	1,209	2.1%	87.0%	382
Charleston – North Charleston, SC	1,184	2.1%	80.6%	305
Raleigh – Durham – Chapel Hill, NC	1,092	1.9%	90.7%	397
Sioux City, IA – NE	994	1.7%	81.1%	340
Syracuse, NY	939	1.6%	59.7%	378
Des Moines, IA	859	1.5%	87.8%	360
Flint, MI	838	1.5%	71.1%	397
Pueblo, CO	752	1.3%	65.6%	329
Subtotal – Top 20 Markets	42,397	74.0%	82.5%	373
All Other Markets	14,859	26.0%	85.4%	339
Total / Weighted Average	57,256	100.0%	83.2%	$364

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

COMMUNITIES

Comparison of the Three and Nine Months Ended September 30, 2006 to the Three and Nine Months Ended September 30, 2005

The following table presents certain information relative to our real estate segment as of and for the three and nine months ended September 30, 2006 and 2005 (in thousands, except home, community and income and revenue per unit information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Average total homesites	57,251	57,216	57,235	57,580
Average total rental homes	9,483	8,434	9,359	7,948
Average occupied homesites - homeowners	39,218	41,219	39,680	41,474
Average occupied homesites - rental homes	8,455	7,348	8,047	6,412
Average total occupied homesites	47,673	48,567	47,727	47,886
Average occupancy - rental homes	89.2%	87.1%	86.0%	80.7%
Average occupancy - total	83.3%	84.9%	83.4%	83.2%

Real estate revenue
Homeowner rental income	$36,714	$35,195	$110,574	$106,196
Home renter rental income	15,090	13,108	43,679	34,707
Other	223	244	639	824
Rental income	52,027	48,547	154,892	141,727
Utility and other income	6,457	5,299	18,927	14,927
Total real estate revenue	58,484	53,846	173,819	156,654
Real estate expenses
Property operations expenses	18,805	20,504	51,483	56,838
Real estate taxes	4,814	3,938	14,974	11,975
Total real estate expenses	23,619	24,442	66,457	68,813

Real estate net segment income	$34,865	$29,404	$107,362	$87,841

Average monthly rental income per total occupied homesite (1)	$364	$333	$361	$329
Average monthly homeowner rental income per homeowner occupied homesite (2)	$312	$285	$310	$285
Average monthly home renter income per occupied rental home (3)	$595	$595	$603	$601

	September 30,
	2006	2005
Total communities	275	275
Total homesites	57,256	57,113
Occupied homesites	47,665	48,648
Total rental homes owned	9,557	8,889
Occupied rental homes	8,646	7,672

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Net segment income (loss):
Real estate	$34,865	$29,404	$107,362	$87,841
Retail home sales	(1,146)	(4,707)	(3,705)	(8,419)
Finance and insurance	11	(861)	(666)	(1,866)
	33,730	23,836	102,991	77,556
Other expenses:
Property management	1,549	3,030	4,727	7,541
General and administrative	4,974	7,334	14,386	19,217
Early termination of debt	556	—	556	—
Depreciation and amortization	21,131	19,602	64,517	54,660
Real estate and retail home asset impairment	—	23,158	—	23,158
Goodwill impairment	—	74,793	—	74,793
Loss on sale of airplane	—	—	541	—
Net consumer finance interest expense	—	19	—	669
Interest expense	18,731	19,568	58,318	52,292

Total other expenses	46,941	147,504	143,045	232,330

Interest income	(255)	(743)	(1,126)	(1,384)

Loss from continuing operations before income tax benefit and allocation to minority interest	(12,956)	(122,925)	(38,928)	(153,390)

Income tax benefit from continuing operations	4,472	—	9,043	—

Loss from continuing operations before minority interest	(8,484)	(122,925)	(29,885)	(153,390)
Minority interest	27	5,106	429	6,277

Loss from continuing operations	(8,457)	(117,819)	(29,456)	(147,113)
Income (loss) from discontinued operations	276	(6,828)	2,657	(5,745)
Gain (loss) on sale of discontinued operations	5,220	—	31,129	(678)
Income tax expense from discontinued operations	(2,198)	—	(13,514)	—
Minority interest in discontinued operations	(113)	296	(709)	276

Net loss	(5,272)	(124,351)	(9,893)	(153,260)

Preferred stock dividend	(2,578)	(2,578)	(7,734)	(7,734)

Net loss attributable to common stockholders	$(7,850)	$(126,929)	$(17,627)	$(160,994)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Revenue.  Revenue for the three months ended September 30, 2006 was $61.1 million, as compared to $65.2 million for the three months ended September 30, 2005, a decrease of $4.1 million, or 6%. Rental income increased by $3.5 million, primarily as a result of $3.2 million from increased rental rates and $2.0 million from higher home renter rental income, partially offset by $1.7 million from decreased homeowner occupancy.  Revenue from the sale of manufactured homes decreased by $8.8 million as the Company sold 492 fewer homes in the third quarter of 2006, as compared to the same quarter last year.  We implemented a change in sales and marketing programs in the fourth quarter of 2005 to increase the sales pricing of our homes.  Utility and other income increased by $0.6 million due to our increased focus on utility recovery.

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

Retail Home Sales, Finance and Insurance Expense.  For the three months ended September 30, 2006, total retail home sales, finance and insurance expense was $2.2 million as compared to $6.8 million for three months ended September 30, 2005, a decrease of $4.6 million. This decrease primarily is due to the down-sizing of our sales and marketing organization in which we terminated over 150 employees in the fourth quarter of 2005, primarily in sales management.

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

Income Taxes.  The Company expects to have no aggregate income tax expense or benefit for the year ended December 31, 2006.  However, we have restated our Consolidated Financial Statements for the three months ended September 30, 2006 to (a) provide for an intra-period income tax allocation whereby we recorded an income tax benefit from continuing operations of $4.5 million (as restated) (including $3.4 million (as restated) deferred from the first six months) and an income tax expense from discontinued operations of $2.2 million (as restated) in accordance with SFAS No. 109 and (b) deferred the resulting income tax benefit from continuing operations to future interim periods using an estimated annual effective tax rate in accordance with APB 28 and FIN 18.

Minority Interest.  Minority interest for the three months ended September 30, 2006 was almost zero (as restated) as compared to $5.1 million for the three months ended September 30, 2005, a decrease of $5.1 million, or 99%. The decrease primarily was due to a decrease in our loss before allocation to minority interest.

Discontinued Operations.  On December 15, 2005, the Company held an auction in which it offered 71 communities for sale.  The Company ultimately entered into contracts to sell 38 of these communities.  Another three communities were discontinued in 2006.  Since the plan to discontinue the 38 communities was announced in the third quarter of 2005, we recorded an impairment of $6.5 million to recognize anticipated losses on the sales of certain of these communities.  During the third quarter of 2006, the Company closed three community sales, comprising $6.7 million of cash proceeds net of related debt, defeasance and other closing costs of $14.7 million.  A gain of $5.2 million was recorded on the sales of these communities in the third quarter of 2006.

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

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was ($7.9) million (as restated) for the three months ended September 30, 2006, as compared to a net loss attributable to common stockholders of ($126.9) million for the three months ended September 30, 2005, a reduction in net loss of $119.0 million or 94%. Impairments and executive severance charges (net of minority interest) of $94.7 million were incurred in the 2005 period.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Revenue.  Revenue for the nine months ended September 30, 2006 was $182.8 million, as compared to $192.2 million for the nine months ended September 30, 2005, a decrease of $9.4 million, or 5%. Rental income increased by $13.2 million, primarily as a result of $9.0 million from increased rental rates and $8.8 million from higher home renter rental income, partially offset by $4.6 million from decreased homeowner occupancy.  Revenue from the sale of manufactured homes decreased by $27.0 million as the Company sold 1,871 fewer homes in the first nine months of 2006, as compared to the same period last year.  We implemented a change in sales and marketing programs in the fourth quarter of 2005 to increase the sales pricing of our homes.  Utility and other income increased by $3.4 million due to increases in utilities expense and our increased focus on utility recovery.

Property Operations Expense.  For the nine months ended September 30, 2006, total property operations expense was $51.5 million, as compared to $56.8 million for the nine months ended September 30, 2005, a decrease of $5.3 million, or 9%. The decrease primarily is due to decreases in: a) salaries and benefits of $2.7 million, or 15%, from decreased headcount; b) repairs and maintenance of $0.9 million, or 11%; c) bad debt expense of $1.0 million, or 50%; d) advertising expense of $0.4 million; and e) other expense of $1.2 million.  These decreases partially were offset by an increase in utilities and telephone expense of $0.8 million.

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

Retail Home Sales, Finance and Insurance Expense.  For the nine months ended September 30, 2006, total retail home sales, finance and insurance expense was $6.9 million as compared to $13.7 million for nine months ended September 30, 2005, a decrease of $6.8 million. This decrease primarily is due to the down-sizing of our sales and marketing organization in which we terminated over 150 employees in the fourth quarter of 2005, primarily in sales management.

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

Depreciation and Amortization Expense.  Depreciation and amortization expense for the nine months ended September 30, 2006 was $64.5 million, as compared to $54.7 million for the nine months ended September 30, 2005, an increase of $9.8 million, or 18%. The increase primarily is due to depreciation on the significant amount of mobile homes and community improvements placed in service during the latter half of 2005.

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

Interest Expense.  Interest expense for the nine months ended September 30, 2006 was $58.3 million, as compared to $52.3 million for the nine months ended September 30, 2005, an increase of $6.0 million, or 12%. The increase is due to a higher outstanding average debt balance as well as higher effective weighted average interest rates on our variable rate debt.

Income Taxes.  The Company expects to have no aggregate income tax expense or benefit for the year ended December 31, 2006.  However, we have restated our Consolidated Financial Statements for the nine months ended September 30, 2006 to (a) provide for an intra-period income tax allocation whereby we recorded an income tax benefit from continuing operations of $9.0 million (as restated) (including $4.5 million (as restated) deferred from the first six months) and an income tax expense from discontinued operations of $13.5 million (as restated) in accordance with SFAS No. 109 and (b) deferred the resulting income tax benefit from continuing operations to future interim periods using an estimated annual effective tax rate in accordance with APB 28 and FIN 18.

Minority Interest.  Minority interest for the nine months ended September 30, 2006 was $0.4 million (as restated) as compared to $6.3 million for the nine months ended September 30, 2005, a decrease of $5.9 million, or 93%. The decrease primarily was due to a decrease in our loss before allocation to minority interest.

Discontinued Operations.  On December 15, 2005, the Company held an auction in which it offered 71 communities for sale.  The Company ultimately entered into contracts to sell 38 of these communities.  Another three communities were discontinued in 2006.  Since the plan to discontinue the 38 communities was announced in the third quarter of 2005, we recorded an impairment of $6.5 million to recognize anticipated losses on the sales of certain of these communities.  During the nine months ended September 30, 2006, the Company closed 39 community sales, comprising $83.7 million of cash proceeds net of related debt, defeasance and other closing costs of $74.3 million.  A gain of $31.1 million was recorded on the sales of these communities in the nine months ended September 30, 2006.

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

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was ($17.6) million (as restated) for the nine months ended September 30, 2006, as compared to a net loss attributable to common stockholders of ($161.0) million for the nine months ended September 30, 2005, a reduction in net loss of $143.4 million or 89%. Impairments and executive severance charges (net of minority interest) of $94.7 million were incurred in the 2005 period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had approximately $31.1 million of cash and cash equivalents, $105.8 million available under the terms of the lease receivables line of credit and $18.7 million available under our consumer finance facility.  This reflects the use of a significant portion of the excess net cash proceeds from the sale of 39 communities in the first nine months of 2006 to repay certain lease receivable, consumer finance, floorplan and other indebtedness.  As of September 30, 2006, we closed sales transactions for 39 of the 41 communities we held as discontinued as of December 31, 2005, obtaining cash proceeds of $83.7 million net of related debt repayment and defeasance and other costs of $74.3 million.

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

COMMITMENTS

At September 30, 2006, we had approximately $1,053.4 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands):

	Principal Commitments			Interest Commitments
	Fixed	Variable	Total	Fixed	Variable	Total

2006	$7,625	$—	$7,625	$15,771	$1,786	$17,557
2007	9,836	1,651	11,487	62,330	6,945	69,275
2008	52,741	10,000	62,741	60,221	6,612	66,833
2009	101,267	60,000	161,267	54,432	4,385	58,817
2010	13,053	—	13,053	52,308	2,222	54,530
Thereafter	766,621	25,780	792,401	258,144	53,877	312,021
Commitments	951,143	97,431	1,048,574	503,206	75,827	579,033
Unamortized premium	4,799	—	4,799	—	—	—
	$955,942	$97,431	$1,053,373	$503,206	$75,827	$579,033

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

As of September 30, 2006, our total debt outstanding was approximately $1,053.4 million, comprised of approximately $955.9 million, or 90.8% of our total consolidated debt, subject to fixed interest rates and approximately $97.4 million, or 9.2% of our total consolidated debt, subject to variable interest rates.

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

The fair value of debt outstanding as of September 30, 2006 was approximately $1,068.6 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of September 30, 2006 (dollars in thousands):

	Amount of Debt	Percentage of Total Debt	Weighted Average Interest Rate

Fixed Rate Debt
Senior fixed rate mortgage due 2009	$85,041	8.1%	5.05%
Senior fixed rate mortgage due 2012	278,452	26.4%	7.35%
Senior fixed rate mortgage due 2014	190,122	18.0%	5.53%
Senior fixed rate mortgage due 2016	170,000	16.1%	6.24%
Various individual fixed rate mortgages due 2006 through 2031	134,524	12.8%	7.23%
Senior exchangeable notes due 2025	96,600	9.2%	7.50%
Other loans	1,203	0.2%	6.97%
	955,942	90.8%	6.58%
Variable Rate Debt
Senior variable rate mortgage due 2009	60,000	5.7%	6.12%
Trust preferred securities due 2035	25,780	2.4%	8.62%
Lease receivable facility due 2008	10,000	0.9%	9.45%
Floorplan lines of credit due 2007	1,651	0.2%	9.00%
	97,431	9.2%	7.17%
	$1,053,373	100.0%	6.64%

ITEM 4. CONTROLS AND PROCEDURES

(a) Restatement of Previously Issued Financial Statements

As more fully described in Note 2 of the Notes to Consolidated Financial Statements, the Company has restated its interim consolidated financial statements for the quarter and nine months ended September 30, 2006 to correct its intra-period income tax accounting as presented in the original Form 10-Q for the quarter and nine months ended September 30, 2006.  As a result of the restatement of its previously issued interim consolidated financial statements as of and for the quarter and nine months ended September 30, 2006, management has assessed the impact of the restatement on its disclosure controls and procedures as of September 30, 2006, as discussed below.

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

In light of the restatement referred to in (a) above, management, with the participation of the Company’s principal executive and financial officers, re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006.  Based on this re-evaluation and as a result of the identification of the material weakness in our internal control over financial reporting discussed below, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiency constitutes a material weakness in our internal control over financial reporting at September 30, 2006:

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