Form 10-Q
period 2007-03-31
AFFORDABLE RESIDENTIAL COMMUNITIES INC
filed 2007-05-14
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

The number of shares of the Registrant’s common stock outstanding at May 10, 2007 was 56,400,427.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(in thousands)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Rental and other property, net	$ 1,374,594	$ 1,390,564
Assets held for sale	15,460	15,326
Investments
Trading securities, at fair value (cost of $625)	619	—
Securities available for sale, at fair value (amortized cost of $118,364)	119,744	—
Securities held to maturity, at amortized cost (fair value of $6,476)	6,472	—
Cash and cash equivalents	62,317	29,281
Restricted cash	6,841	6,784
Tenant and other receivables, net	4,061	4,651
Reinsurance receivables, net of uncollectible amounts	5,633	—
Premiums receivable	21,895	—
Notes receivable, net	29,114	29,904
Loan origination costs, net	16,230	16,736
Loan reserves	36,615	33,305
Goodwill	24,057	—
Indefinite lived intangible assets	3,000	—
Finite lived intangible assets	19,426	6,457
Deferred income taxes	24,095	—
Deferred acquisition costs	3,084	—
Prepaid expenses and other assets	16,588	9,693
Total assets	$ 1,789,845	$ 1,542,701

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2007	2006
Liabilities and Stockholders’ Equity
Notes payable	$ 1,107,213	$ 1,046,500
Reserve for losses and loss adjustment expenses	22,376	—
Unearned premiums	55,740	—
Liabilities related to assets held for sale	63	247
Accounts payable and accrued expenses	33,330	28,946
Dividends payable	1,719	1,903
Tenant deposits and other liabilities	18,682	17,727
Total liabilities	1,239,123	1,095,323
Minority interest	10,970	28,142
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 56,398,430 and 41,346,287 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	564	413
Additional paid-in capital	923,489	794,653
Accumulated other comprehensive income	494	—
Retained deficit	(503,903)	(494,938)
Total stockholders’ equity	539,752	419,236
Total liabilities and stockholders’ equity	$ 1,789,845	$ 1,542,701

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue
Rental income	$53,642	$50,906
Net premiums earned	16,719	—
Sales of manufactured homes	2,535	2,672
Utility and other income	7,120	6,477
Fee and other insurance income	1,317	—
Net investment income	1,331	—
Net realized gains on investments	66	—
Net consumer finance interest income	374	179
Total revenue	83,104	60,234
Expenses
Property operations	17,589	16,422
Real estate taxes	4,837	5,136
Losses and loss adjustment expenses	8,877	—
Cost of manufactured homes sold	2,090	2,309
Retail home sales, finance and other	1,864	1,898
Property management	1,847	1,592
General and administrative	5,385	4,421
Underwriting expenses	6,603	—
Depreciation and amortization	21,865	21,611
Loss on sale of airplane	—	541
Interest expense	18,488	19,581
Total expenses	89,445	73,511
Interest income	(494)	(423)
Loss from continuing operations before income tax benefit and allocation to minority interest	(5,847)	(12,854)
Income tax (expense) benefit from continuing operations	(687)	1,199
Loss from continuing operations before allocation to minority interest	(6,534)	(11,655)
Minority interest	271	236
Loss from continuing operations	(6,263)	(11,419)
(Loss) income from discontinued operations	(128)	1,692
Gain on sale of discontinued operations	—	10,296
Income tax expense from discontinued operations	—	(4,795)
Minority interest in discontinued operations	4	(253)
Net loss	(6,387)	(4,479)
Preferred stock dividend	(2,578)	(2,578)
Net loss attributable to common stockholders	$(8,965)	$(7,057)
Loss per share from continuing operations
Basic loss per share	$(0.17)	$(0.32)
Diluted loss per share	$(0.17)	$(0.32)
Income per share from discontinued operations
Basic income per share	$—	$0.16
Diluted income per share	$—	$0.16
Loss per share attributable to common stockholders
Basic loss per share	$(0.17)	$(0.16)
Diluted loss per share	$(0.17)	$(0.16)
Weighted average share information
Basic shares outstanding	52,328	43,576

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance January 1, 2007	5,000	$ 119,108	41,346	$ 413	$ 794,653	$ —	$ (494,938)	$ 419,236
Common stock issued to board members	—	—	3	—	36	—	—	36
Rights offering shares	—	—	10,000	100	78,349	—	—	78,449
Preferred partnership unit redemption	—	—	1,628	16	17,626	—	—	17,642
Share issuance	—	—	3,374	34	33,324	—	—	33,358
Stock compensation expense	—	—	—	—	300	—	—	300
Amortization of unearned compensation	—	—	—	—	14	—	—	14
Transfer of minority interest ownership in Operating Partnership	—	—	—	—	(1,371)	—	—	(1,371)
Redemption of OP units for common stock	—	—	47	1	558	—	—	559
Accumulated other comprehensive income	—	—	—	—	—	494 *	—	494
Net loss	—	—	—	—	—	—	(8,965)	(8,965)
Balance March 31, 2007	5,000	$ 119,108	56,398	$ 564	$ 923,489	$ 494	$ (503,903)	$ 539,752

*                    Net of tax effect of $264,000.

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flow from operating activities
Net loss	$ (6,387)	$ (4,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,865	21,611
Intra-period income taxes	—	3,596
Deferred income taxes	687	—
Increase in unearned premiums	6,169	—
Increase in deferred acquisition costs	(3,084)	—
Realized gains on investments	(66)	—
Purchases of trading securities	(191)	—
Proceeds from sales of trading securities	162	—
Adjustments to fair value for interest rate caps	57	(312)
Amortization of loan origination costs	1,069	1,434
Stock grant compensation expense	350	49
Partnership preferred unit distributions	67	276
Minority interest	(338)	(512)
Depreciation and minority interest included in income from discontinued operations	—	472
Gain on sale of discontinued operations	—	(10,296)
Loss on sale of airplane	—	541
Gain on sale of manufactured homes	(445)	(363)
Changes in operating assets and liabilities	(4,693)	(8,078)
Net cash provided by operating activities	15,222	3,939
Cash flow from investing activities
NLASCO acquisition	(116,115)	—
Cash acquired from NLASCO	45,457	—
Purchases of manufactured homes	(3,286)	(1,964)
Proceeds from community sales	—	60,804
Proceeds from manufactured home sales	2,402	2,561
Proceeds from sale of airplane	—	1,170
Community improvements and equipment purchases	(1,540)	(1,815)
Restricted cash	(57)	320
Loan reserves	(3,310)	(219)
Purchases of available-for-sale securities	(9,000)	—
Purchases of held-to-maturity securities	(413)	—
Proceeds from sales of available-for-sale securities	3,172	—
Proceeds from maturities of held-to-maturity securities	1,200	—
Net cash (used in) provided by investing activities	(81,490)	60,857

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flow from financing activities
Cash flow from rights offering and stock issuances
Common stock rights offering	80,000	—
Common stock offering expenses	(1,551)	—
Proceeds from issuances of common stock	20,000	—
Proceeds from issuance of debt	14,891	23,035
Repayment of debt	(10,644)	(80,918)
Payment of preferred dividends	(2,578)	(2,578)
Payment of partnership preferred distributions	(251)	(276)
Loan origination costs	(563)	(673)
Net cash provided by (used in) financing activities	99,304	(61,410)
Net increase in cash and cash equivalents	33,036	3,386
Cash and cash equivalents, beginning of period	29,281	27,926
Cash and cash equivalents, end of period	$ 62,317	$ 31,312
Non-cash financing and investing transactions:
Debt and other liabilities assumed in the NLASCO acquisition	$ 136,288	$ —
Redemption of OP units for common stock	$ 18,201	$ 3,035
Fair value of common stock issued in the NLASCO acquisition	$ 13,359	$ —
Notes receivable issued for manufactured home sales	$ 839	$ 1,862
Dividends declared but unpaid	$ 1,719	$ 1,903
Supplemental cash flow information:
Payments on notes receivable included in proceeds from manufactured home sales	$ 1,707	$ 1,766
Cash paid for interest	$ 20,229	$ 21,719

The accompanying notes are an integral part of these consolidated financial statements.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                 Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Affordable Residential Communities Inc. is a Maryland corporation that is engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses, all exclusively to residents in our communities. On January 31, 2007, we acquired all of the stock of NLASCO, Inc. (“NLASCO”), a privately held property and casualty insurance holding company. NLASCO is a Delaware corporation that specializes in providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

We were organized in July 1998 and operate primarily through Affordable Residential Communities LP (the “Operating Partnership” or “OP”) and its subsidiaries, of which we are the sole general partner and owned 97.4% as of March 31, 2007.

As of March 31, 2007, we owned and operated 275 communities consisting of 57,264 homesites in 23 states with occupancy of 82.7%. Our five largest markets are Dallas-Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, with 4.3% of our total homesites. Our insurance operations are headquartered in Waco, Texas.

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

The interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company, and all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended March 31, 2007 are not indicative of the results that may be expected for the year ended December 31, 2007. Operating results and cash flows of NLASCO are for the two months from the date of acquisition, January 31, 2007, through March 31, 2007. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We evaluate the recoverability of our investment in rental property whenever events or changes in circumstances indicate that the recoverability of the net book value of the asset is questionable. Our assessment of the recoverability of rental property includes, but is not limited to, recent operating results and expected net operating cash flows from future operations. In the event that facts and circumstances indicate that the carrying amount of rental property may be impaired, we perform an evaluation of recoverability in which we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if an impairment adjustment is required. If this review indicates that the asset’s carrying amount will not be fully recoverable, we will reduce the carrying value of the asset to its estimated fair value. We recorded no impairment charges during the three months ended March 31, 2007 and 2006.

Investment Securities

Investment securities at March 31, 2007 consist of U.S. Government, mortgage-backed, corporate debt and equity securities. We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity. Our equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of trading and available-for-sale securities are determined on a specific-identification basis.

The Company regularly reviews its investment securities to assess whether the amortized cost is impaired and if impairment is other than temporary. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

Premiums Receivable

Premiums receivable include premiums written and not yet collected. The Company regularly evaluates premiums receivable and establishes valuation allowances as appropriate. At March 31, 2007, the Company determined no valuation allowance was necessary.

Deferred Acquisition Costs

Costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs shall reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income. At March 31, 2007, there was no premium deficiency.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of the cost over the fair value of the net assets of NLASCO. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. In connection with an acquisition made by NLASCO prior to its acquisition by ARC, the Company may make additional contingent acquisition payments of up to $1.5 million based on attainment of certain financial targets. Other indefinite lived intangible assets consist of $3.0 million of estimated fair value of state licenses acquired in the NLASCO purchase.

Finite Lived Intangible Assets

We record finite lived intangible assets at the estimated fair value of the assets acquired and amortize the assets over their estimated useful lives. The following finite lived intangible assets were acquired when the Company purchased NLASCO (in thousands).

	Estimated	Estimated
	Fair Value	Useful Life
Customer relationships	$ 6,100	12 years
Agent relationships	3,600	13 years
Trade name	3,500	15 years
Software	1,500	5 years
Total	$ 14,700
Less accumulated amortization	(331)
Balance at March 31, 2007	$ 14,369

Customer and agent relationships are amortized using the double declining balance method to approximate the non-renewal rate of customers and attrition of agents. The trade name and software are amortized using the straight-line method. Also included in finite lived intangible assets are lease intangibles and other customer relationships of $5.1 million related to ARC’s manufactured home communities.

Losses and Loss Adjustment Expenses

The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The liability for losses and loss adjustment expenses has not been reduced for reinsurance recoverable.

Premium Revenue Recognition

Property and liability premiums are generally recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

Stock Compensation

During 2004 we granted 95,000 shares of restricted common stock that vest over five years. In June 2004, 42,500 of these restricted shares were forfeited and in October 2004, an additional 37,500 shares of restricted stock were forfeited pursuant to the terms of their issuance, leaving 15,000 restricted shares outstanding. During each of the three month periods ended March 31, 2007, 2006 and 2005, 3,000 shares vested leaving 6,000 shares unvested at March 31, 2007. We have recorded the unvested portion of the remaining 6,000 outstanding restricted shares as of March 31, 2007 as unearned compensation and are amortizing the balance ratably over the vesting period. We recorded $14,000 in compensation expense related to these restricted shares during both of the three month periods ended March 31, 2007 and 2006. We expect that there will be no forfeitures of the unvested restricted stock outstanding at March 31, 2007.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to the temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent that their benefits are not expected to be realized. At March 31, 2007 and December 31, 2006, valuation allowances of $65.4 million and $84.4 million, respectively, were recorded to reduce deferred tax assets to the amount expected to be recoverable.

We allocate income taxes between continuing and discontinued operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), specifically paragraph 140. We recognize interim income tax benefits in continuing operations on the effective rate method and income tax expense in discontinued operations without such pro-ration in accordance with Accounting Principles Bulletin 28, Interim Financial Reporting (“APB 28”) and FASB Interpretations 18, Accounting for Income Taxes in Interim Periods—An interpretation of APB Opinion No. 28 (“FIN 18”).

Effective January 1, 2007, we adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more than likely than not of being sustained upon audit, we do not recognize any portion of the benefits in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in no change to the January 1, 2007 balance of retained earnings. Our policy for interest and penalties related to income tax exposures is to recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of operations.

Accumulated Other Comprehensive Income and Comprehensive Loss

Amounts recorded in accumulated other comprehensive income of $0.5 million as of March 31, 2007 represent unrealized holding gains on available-for-sale securities, net of income taxes of $0.3 million.

Including these unrecognized gains or losses, our comprehensive loss for the three months ended March 31, 2007 was $8.5 million.

Statutory accounting practices

NLASCO is required to report its results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices (“SAP”). One significant difference between SAP and generally accepted accounting principles (“GAAP”) is that under SAP NLASCO is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy as required by GAAP. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company’s gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividends from insurance companies. A second significant difference is that under SAP, certain assets are designated as “nonadmitted” and are charged directly to unassigned surplus, whereas under GAAP, such assets are included in the balance sheet net of an appropriate valuation reserve. A third significant difference between SAP and GAAP is that under SAP, investments are carried at amortized book value and under GAAP, investments are carried at fair value. A fourth significant difference is that surplus notes are classified as capital and surplus under SAP but classified as notes payable under GAAP.

Recent Statements of Financial Accounting Standards

In September 2006, the FASB issued SFAS No.157, Fair Value Measurement (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 is effective for companies with fiscal years beginning after November 15, 2007 and we are still evaluating its impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for companies with fiscal years beginning after November 15, 2007. Early adoption is permitted provided we also elect to apply the provisions of SFAS No. 157. We are still evaluating the impact that SFAS No. 159 will have on our financial position, results of operations and cash flows.

2.                 NLASCO Acquisition and Associated Equity Issuances

On January 31, 2007, we acquired all of the stock of NLASCO, a privately held property and casualty insurance holding company. In exchange for the stock, NLASCO’s shareholders, consisting of C. Clifton Robinson and affiliates, received $105.75 million in cash and 1,218,880 shares of ARC common stock for a total consideration of $119.1 million. In addition, Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, invested $20 million to purchase 2,154,763 shares of common stock of the Company at the leading ten-day average market price of our common stock on the date the agreement was signed, subject to certain anti-dilution provisions.

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

NLASCO has a history of producing consistent profitability and their expertise in underwriting insurance products for manufactured homes will create strategic opportunities consistent with ARC’s existing customer base. The results of NLASCO’s operations for the two months ended March 31, 2007 are included in these consolidated financial statements.

The total cash and equity consideration paid for the acquisition of NLASCO is as follows (in thousands):

Purchase price paid in cash	$ 105,750
Fair value of shares issued to shareholder of NLASCO	13,359
Total consideration received by seller	119,109
Other acquisition expenditures	10,365
Total cash and equity consideration	$ 129,474

The source of funds for the above cash and equity consideration is as follows (in thousands):

Cash received from Flexpoint Partners for common stock	$ 20,000
Cash raised in the rights offering	80,000
Fair value of shares issued to shareholder of NLASCO	13,359
Consideration paid by ARC from existing lines of credit	16,115
$ 129,474

The total purchase price of NLASCO including liabilities assumed in the acquisition consists of the following (in thousands).

Total cash and equity consideration	$ 129,474
Notes payable assumed at fair value (including $5.6 million paid by ARC)	56,680
Loss and loss adjustment expense liability assumed	21,609
Unearned premiums assumed	49,571
Accounts payable and other liabilities assumed	8,428
Total purchase price including transaction costs and assumed liabilities	$ 265,762

Our purchase price allocation is as follows (in thousands).

Tangible assets at fair value	$32,780
Investments, cash and cash equivalents at fair value	166,443
Deferred income tax asset at fair value	24,782
Finite lived intangible assets	14,700
Goodwill	24,057
Other indefinite lived intangibles	3,000
$265,762

We have prepared the following unaudited pro forma income statement information as if the NLASCO acquisition had occurred on January 1, 2006. The pro forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisition on January 1, 2006 (in thousands).

	Three Months Ended March 31,
	2007	2006
Revenue	$93,588	$91,116
Total expenses	97,163	93,164
Interest income	(494)	(423)
Loss from continuing operations before income taxes and allocation to minority interest	(3,081)	(1,625)
Income tax expense from continuing operations	(2,052)	(2,277)
Loss from continuing operations before allocation to minority interest	(5,133)	(3,902)
Minority interest	145	110
Loss from continuing operations	(4,988)	(3,792)
Discontinued operations	(124)	6,940
Net (loss) income	$(5,112)	$3,148
Net (loss) income attributable to common stockholders	$(7,690)	$570
Basic (loss) income per share attributable to common stockholders	$(0.14)	$0.01
Diluted (loss) income per share attributable to common stockholders	$(0.14)	$0.01
Shares outstanding at March 31, 2007	56,392	56,392

3.                 Rental and Other Property, Net

The following summarizes rental and other property (in thousands).

	March 31,	December 31,
	2007	2006
Land	$194,306	$194,306
Improvements to land and buildings	1,194,419	1,193,483
Rental homes and improvements	271,759	270,431
Furniture, equipment and vehicles	16,572	14,142
Subtotal	1,677,056	1,672,362
Less accumulated depreciation:
On improvements to land and buildings	(222,699)	(210,483)
On rental homes and improvements	(69,325)	(63,092)
On furniture, equipment and vehicles	(10,438)	(8,223)
Rental and other property, net	$1,374,594	$1,390,564

4.                 Investments

The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2007 were as follows (in thousands).

	March 31, 2007
	Cost	Gross	Gross
	and	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed maturities:
Government securities.	$52,832	$354	$—	$53,186
Mortgage-backed securities.	17,193	158	(5)	17,346
Corporate debt securities	39,437	218	—	39,655
	109,462	730	(5)	110,187
Equity securities.	9,527	29	—	10,176
	118,989	759	(5)	120,363
Held-to-maturity securities:
Fixed maturities:
Government securities.	6,472	4	—	6,476
	$125,461	$763	$(5)	$126,839

Fair values of investment securities are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The notes payable are periodically adjusted to market interest rates, therefore, the unpaid principal balance of the loan approximates fair value. Gross realized investment gains and losses for the two months ended March 31, 2007 are summarized as follows (in thousands).

	Two Months Ended March 31, 2007
	Gross	Gross
	Gains	Losses	Total
Fixed maturities	$6	$—	$6
Equity securities	72	(12)	60
	$78	$(12)	$66

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities available-for-sale and held-to-maturity at March 31, 2007 by contractual maturity is as follows (in thousands).

	March 31, 2007
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$17,136	$17,249
Due after one year through five years	35,925	36,163
Due after six years through ten years.	31,741	31,951
Due after ten years	7,429	7,478
Mortgage-backed securities	17,232	17,346
	$109,462	$110,187
Held-to-maturity debt securities:
Due within one year	$1,622	$1,618
Due after one year through five years	4,439	4,439
Due after six years through ten years.	—	—
Due after ten years	411	419
	$6,472	$6,476

Net investment income for the two months ended March 31, 2007 is as follows (in thousands).

Two Months Ended
March 31, 2007
Gross investment income
Cash equivalents	$292
Fixed maturities	959
Equity securities	70
1,321
Other income net of expenses	10
Net investment income	$1,331

At March 31, 2007, the Company had on deposit in custody for various State Insurance Departments investments with carrying values of approximately $8 million.

5.                 Disclosures About the Fair Value of Financial Instruments

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company’s significant assets (including deferred policy acquisition costs, land and buildings, deferred income taxes) and liabilities are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as cash and cash equivalents, premiums receivable, reinsurance receivable, prepaid reinsurance premiums, loss and loss adjustment expenses outstanding, unearned premiums, and reinsurance balances payable are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

	March 31, 2007
	Carrying	Fair
	Value	Value
Financial assets (in thousands)
Fixed maturities	$116,659	$116,663
Equity securities	10,176	10,176
Financial liabilities (in thousands)
Notes payable	$1,107,213	$1,121,805

Fair values of investment securities are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The notes payable are periodically adjusted to market interest rates plus applicable margin, therefore, the unpaid principal balance of the loan approximates fair value.

6.                 Deferred Acquisition Costs

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to issuing a policy incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies. The activity in deferred acquisition costs for the two months ended March 31, 2007 is as follows (in thousands).

Two Months Ended
March 31, 2007
Beginning of period deferred acquisition costs	$—
Acquisition expenses	8,876
Amortization charged to income	(5,792)
End of period deferred acquisition costs	$3,084

7.                 Notes Payable

The following table sets forth certain information regarding our notes payable (in thousands).

	March 31,	December 31,
	2007	2006
Senior fixed rate mortgage due 2009, 5.05% per annum	$84,322	$84,689
Senior fixed rate mortgage due 2012, 7.35% per annum	276,708	277,616
Senior fixed rate mortgage due 2014, 5.53% per annum	188,655	189,407
Senior fixed rate mortgage due 2016, 6.24% per annum	170,000	170,000
Senior variable rate mortgage due 2009, one-month LIBOR plus 0.80% per annum (6.12% at March 31, 2007)	60,000	60,000
Various individual fixed rate mortgages due 2007 through 2031, averaging 7.16% per annum at March 31, 2007	127,821	128,567
Floorplan line of credit due 2007, ranging from prime plus 0.75% to prime plus 4.00% per annum (9.00% at March 31, 2007)	1,641	2,664
Trust preferred securities due 2035, three-month LIBOR plus 3.25% per annum (8.60% at March 31, 2007)	25,780	25,780
Consumer finance facility due 2008, one-month LIBOR plus 3.00% per annum (8.32% at March 31, 2007)	13,019	—
Lease receivable facility due 2008, one-month LIBOR plus 4.125% per annum (9.445% at March 31, 2007)	10,000	10,000
Senior exchangeable notes due 2025, 7.50% per annum	96,600	96,600
Insurance company line of credit due October 2007, base rate less 0.5% per annum (8.25% at March 31, 2007)	4,018	—
NLIC surplus note payable due May 2033, three-month LIBOR plus 4.10% (9.45% at March 31, 2007)	10,000	—
NLIC surplus note payable due September 2033, three-month LIBOR plus 4.05% (9.40% at March 31, 2007)	10,000	—
ASIC surplus note payable due April 2034, three-month LIBOR plus 4.05% (9.40% at March 31, 2007)	7,500	—
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (8.75% at March 31, 2007)	20,000	—
Other loans	1,149	1,177
	$1,107,213	$1,046,500

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

Senior Fixed Rate Mortgage Due 2016; Senior Variable Rate Mortgage Due 2009 (repaid and terminated Senior Variable Rate Mortgage Due 2007 and Revolving Credit Mortgage Facility)

On July 11, 2006, we entered into a $230 million mortgage debt facility. Approximately $116.8 million of the proceeds were used to repay and terminate our Senior Variable Rate Mortgage and approximately $58.8 million of the proceeds were used to repay and terminate our Revolving Credit Mortgage Facility. The Loan Agreement is comprised of two components (collectively, the “Loan”): a $170 million 10-year fixed rate mortgage debt component and a $60 million 3-year floating rate mortgage debt component with two one-year (no-fee) extension options. The fixed rate component bears interest at 6.239% and requires interest-only payments for the term of the loan. The floating rate component is adjusted monthly, bears interest at one-month LIBOR plus 80 basis points (6.12% at March 31, 2007 and capped at 7.3%) and requires interest-only payments for the term of the loan. The loan is secured by 59 manufactured housing communities located in 18 states as well as an assignment of leases and rents associated with the mortgaged property. The loan is non-recourse with the exception that the repayment of the indebtedness is guaranteed by the OP pursuant to a guaranty of non-recourse obligations in the event of declaration of bankruptcy; interference with any of the lenders rights, and asset transfers and other activities in violation of the loan documents. Under the provisions of the loan agreement, we have the right to prepay any portion of the floating rate component, with or without release of the mortgaged property, without penalty. Subsequent to a prepayment of the entire floating rate component of the loan, we have the option to prepay a fixed portion of the loan subject to prepayment fees, yield maintenance or defeasance in accordance with the terms of the loan agreement.

Various Individual Fixed Rate Mortgages

We have assumed various individual fixed rate mortgages in connection with the acquisition of various properties that were encumbered at the time of acquisition as follows:

a)               Mortgages assumed as part of individual property purchases. These notes total approximately $34.1 million at March 31, 2007, mature from 2007 through 2028 and have an average effective interest rate of 7.23%. These mortgages are secured by 11 specific manufactured home communities.

b)              Mortgages assumed in conjunction with the Hometown acquisition. These notes total approximately $66.7 million, mature from 2008 through 2031 and carry an average effective interest rate of 7.12%. These mortgages are secured by 12 specific manufactured home communities and are subject to early pre-payment penalties, the terms of which vary from mortgage to mortgage.

c)               Notes assumed in conjunction with the D.A.M. portfolio purchase. These notes total approximately $27.0 million, mature in 2008 and carry an average effective annual interest rate of 7.18%. These mortgages are secured by 23 specific manufactured home communities.

Floorplan Lines of Credit

On November 11, 2005, we amended our floorplan line of credit to provide borrowings of up to $35.0 million, secured by manufactured homes in inventory. Under the amended lines of credit, the lender will advance 75% of the cost of manufactured homes. Repayments of borrowed amounts are due upon sale or lease of the related manufactured home. Advances under the amended lines of credit will bear interest ranging from the prime rate plus 0.75% to the prime rate plus 4.00% (averaging 9.00% at March 31, 2007) based on the length of time each advance has been outstanding. Monthly curtailment payments are required for unsold homes beginning 360 days following the purchase of the home. The required curtailment payment will be between 3.00% and 5.00% of the home’s original invoice amount depending on the type of home and the number of months since the home’s purchase. The amended lines of credit require us to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $385.0 million from January 1, 2007 through September 13, 2007, the due date of the line. We are in compliance with all financial covenants of the line of credit as of March 31, 2007. The line of credit is subject to a commitment fee of $250,000, an unused line fee of .25% per annum and a termination fee of 1.00% to 3.00%, based on the termination date.

Trust Preferred Securities Due 2035

On March 15, 2005, the Company issued $25.8 million in unsecured trust preferred securities. The $25.8 million trust preferred securities bear interest at three-month LIBOR plus 3.25% (8.60% at March 31, 2007). Interest on the securities is paid on the 30th of March, June, September and December of each year. The Company may redeem these securities on or after March 30, 2010 in whole or in part at principal amount plus accrued interest. The securities are mandatorily redeemable on March 15, 2035 if not redeemed sooner.

Consumer Finance Facility

We entered into the Retail Home Sales and Consumer Finance Debt Facility (the “Consumer Finance Facility”) on February 18, 2004, in connection with the completion of our IPO and the Hometown acquisition and amended it in April 2005 in connection with entering into a two-year, $75.0 million secured revolving lease receivables credit facility (see Lease Receivables Facility below). The Consumer Finance Facility has a total commitment of $125.0 million and a term of four years. This facility is an obligation of a subsidiary of our OP, and borrowings under this facility are secured by manufactured housing conditional sales contracts. Borrowings under the facility are limited by specified borrowing base requirements related to the value of the collateral securing the facility ($14.9 million at March 31, 2007). The facility bears interest at a variable rate based upon a spread of 3.00% over the one-month LIBOR (8.32% at March 31, 2007). During the first quarter of 2007, we paid a commitment fee of 0.25% of the amended committed amount. Advances under the facility are subject to a number of conditions, including certain underwriting and credit screening guidelines and the conditions that the home must be located in one of our communities, the loan term may not exceed 12 years for a single-section home or 15 years for a multi-section home and the loan amount shall not exceed 90% of the value of the home securing the conditional sales contract.

The Consumer Finance Facility was amended for financial covenants in October 2005. The amended line of credit requires the OP to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through February 18, 2008. We were in compliance as of March 31, 2007 with all financial covenants under the amended line of credit.

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

Lease Receivables Facility

On April 6, 2005, the Company entered into a two-year, $75.0 million secured revolving credit facility (the “Lease Receivables Facility”) with Merrill Lynch Mortgage Capital Inc. to be used to finance the purchase of manufactured homes and for general corporate purposes. In October 2005, we amended our lease receivables facility to increase the size of the facility from $75 million to $150 million. The amendment also (i) increased the limit on borrowings under the lease receivables facility from an amount equal to approximately 55% of the net book value of the eligible manufactured housing units owned by two of our indirect wholly owned subsidiaries, ARC Housing LLC and ARC HousingTX LP (collectively, “Housing”) and located in ARC’s communities, to 65%, subject to certain other applicable borrowing base requirements, (ii) increased the interest rate on borrowings under the facility from 3.25% plus one-month LIBOR to 4.125% plus one-month LIBOR (9.445% at March 31, 2007), and (iii) extended the maturity of the facility from March 31, 2007 to September 30, 2008.

The amended line of credit requires the OP to maintain a minimum tangible net worth, a maximum debt to tangible net worth ratio of 3 to 1, and minimum cash and cash equivalents of $15.0 million, all as defined in the agreement. As amended, the minimum tangible net worth required is $385.0 million from January 1, 2007 through December 31, 2007, and $355.0 million from January 1, 2008 through September 30, 2008. We were in compliance as of March 31, 2007 with all financial covenants under the amended line of credit. Borrowings under the Lease Receivables Facility are secured by an assignment of all lease receivables and rents, an assignment of the underlying manufactured homes and a pledge by ARCHC LLC and ARC Housing GP LLC of 100% of the outstanding equity in Housing. Interest is payable monthly.

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

Insurance Company Line of Credit

Our insurance subsidiary has a line of credit with a financial institution. The line allows for borrowings by NLASCO up to $5 million and is secured by substantially all of NLASCO’s assets. The line of credit bears interest equal to a base rate less 0.5% (8.25% at March 31, 2007) which is due monthly. The line matures in October 2007.

NLIC Surplus Notes Payable

NLIC has two unsecured $10 million surplus notes payable to unaffiliated companies. The surplus notes payable bear interest at three-month LIBOR plus 4.05% and three-month LIBOR plus 4.10% (9.40% and 9.45% at March 31, 2007). Interest is due quarterly and principal is due at maturity in May 2033 and September 2033. The surplus notes are subordinated in right of payment to all policy claims and other indebtedness of NLIC. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the surplus of NLIC exceeds $30 million.

ASIC Surplus Note Payable

ASIC has an unsecured surplus note payable to an unaffiliated company. The surplus note payable bears interest at three-month LIBOR plus 4.05% (9.40% at March 31, 2007). Interest is due quarterly and principal is due at maturity. The surplus note is subordinated in right of payment to all policy claims and other indebtedness of ASIC. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the surplus of ASIC exceeds $15 million.

Insurance Company Notes Payable

NLASCO has an unsecured $20 million note payable to an unaffiliated company which bears interest equal to the three-month LIBOR plus 3.40% (8.75% at March 31, 2007). Interest is due quarterly and the principal is due at maturity in March 2035.

NLASCO’s loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, and officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants as of March 31, 2007.

8.                 Reserve for Losses and Loss Adjustment Expenses

A roll-forward of the reserve for losses and loss adjustment expenses for the two months ended March 31, 2007 is as follows (in thousands).

Balance February 1, 2007	$21,609
Less reinsurance recoverables	(1,509)
Net balance at February 1, 2007	20,100
Losses and loss adjustment expenses incurred	8,877
Loss payments	(8,407)
Net balance at March 31, 2007	20,570
Plus reinsurance recoverables	1,806
Balance at March 31, 2007	$22,376

The reserve for losses and loss adjustment expenses includes amounts that may be due to or from the sellers of NLASCO by January 2010 based on actual losses incurred applicable to the reserve as of the acquisition date.

9.                 Equity and Minority Interest Related Transactions

At March 31, 2007, minority interest consisted of 1,411,350 OP Units that were issued to various limited partners. Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a “Paired Equity Unit”) that allows each holder to vote an OP Unit on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash, or at our election, 1.06 shares of our common stock. During the first quarter of 2007, we redeemed approximately 44,265 OP Units for 46,841 shares of our common stock valued at $0.6 million.

The PPUs outstanding as of December 31, 2006 consisted of 705,688 Series “C” units. The Series “C” PPUs carried a liquidation preference of $25 per unit and earned cash distributions at the rate of 6.25% per annum, payable quarterly. In January 2007, all 705,688 units of our Series “C” PPUs were redeemed according to their terms for 1,628,410 shares of ARC common stock.

We have recorded an equity transfer adjustment between additional paid-in capital and the minority interest in our consolidated balance sheet as of March 31, 2007 to account for changes in the respective ownership in the underlying equity of the Operating Partnership.

All retained earnings of our insurance subsidiary are unappropriated.

On March 14, 2007, the board of directors declared a quarterly cash dividend of $0.515625 per share for its Series A Cumulative Redeemable Preferred Stock. The dividend was paid on April 30, 2007 to shareholders of record on April 13, 2007. The Board reviews the payment of dividends on a quarterly basis.

In March 2007, four senior executives of ARC were granted options to acquire a total of 25,000 shares of common stock at $11.28 per share to compensate for dilution from the rights offering.

The following summarizes the activity of the minority interest in the Operating Partnership (in thousands):

Minority interest at December 31, 2006	$28,142
Minority interest allocation	(275)
Transfer from stockholders’ equity	1,371
Redemption of OP Units	(559)
Distributions to PPU holders	(67)
Redemption of Series “C” PPUs	(17,642)
Minority interest at March 31, 2007	$10,970

10.          Reinsurance Activity

NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2007, reinsurance receivables with a carrying value of approximately $2.8 million were associated with a single reinsurer.

The effect of reinsurance on premiums written and earned for the two months ended March 31, 2007 is as follows (in thousands):

	Two Months Ended March 31, 2007
	Written	Earned
Premiums from direct business	$20,929	$18,420
Reinsurance assumed	1,418	156
Reinsurance ceded	(2,757)	(1,857)
	$19,590	$16,719

11.          Property Operations Expense

During the three months ended March 31, 2007 and 2006, we incurred property operations expense as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Utilities and telephone	$7,560	$7,141
Salaries and benefits	5,512	4,970
Repairs and maintenance	2,403	1,823
Insurance	725	862
Bad debt expense	255	400
Professional services	218	311
Office supplies	162	161
Advertising	18	26
Other operating expense	736	728
	$17,589	$16,422

12.          Retail Home Sales, Finance, Insurance and Other Operating Expense

During the three months ended March 31, 2007 and 2006, we incurred retail home sales, finance, insurance and other operating expense as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Salaries and benefits	$815	$661
Lease commissions	434	581
Insurance	8	50
Professional services	210	233
Advertising	241	168
Other operating expense	156	205
	$1,864	$1,898

13.          General and Administrative Expense

During the three months ended March 31, 2007 and 2006, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Salaries and benefits	$3,295	$2,744
Travel	311	133
Professional services	845	631
Telephone	72	65
Office supplies	53	116
Insurance	219	257
Rent	154	64
Other administrative expense	436	411
	$5,385	$4,421

14.          Discontinued Operations

As of December 31, 2005, the Company held 41 communities as discontinued operations and as of March 31, 2006 had closed sales for 27 of these communities comprising $34.2 million of cash proceeds net of related debt, defeasance and other closing costs of $34.3 million. Subsequent to March 31, 2006, we closed an additional 13 communities for $51.2 million of cash proceeds net of related debt, defeasance and other closing costs of $40.7 million. The remaining sales transaction is expected to close in 2008. There can be no assurance, however, that the Company will close the remaining community sale, or, if it closes, that it will close on the terms set forth in its contract.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” each of the communities designated as held for sale and not sold have been classified as discontinued operations as of March 31, 2007 and December 31, 2006. We have included $15.5 million and $15.3 million of net assets related to these communities as assets held for sale in the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively, and $0.1 million and $0.2 million, respectively, of accounts payable and other obligations related to these communities as liabilities related to assets held for sale. In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying statements of operations for the three months ended March 31, 2007 and 2006 and recorded a gain of $10.3 million related to the sale of the discontinued operations for the quarter ended March 31, 2006 in connection with these sales.

The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

	March 31, 2007	December 31, 2006
Assets Held for Sale
Rental and other property, net	$13,347	$13,362
Goodwill	754	754
Prepaid expenses and other assets	1,359	1,210
	$15,460	$15,326
Liabilities Related to Assets Held for Sale
Accounts payable and accrued expenses	$52	$236
Tenant deposits and other liabilities	11	11
	$63	$247

	Three Months Ended March 31,
	2007	2006
Statement of Operations
Revenue	$—	$5,441
Operating expenses	(128)	(3,749)
Income from discontinued operations	$(128)	$1,692

15.          Income Taxes

At March 31, 2007, the Company has net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $385 million and $368 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2025. Losses from continuing operations during the quarter only partially offset the regular taxable earnings from discontinued operations for the quarter ending March 31, 2006 due to the allocation of intra-period taxes as discussed below. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

Based on our estimated composite Federal and state tax rate of 40% for our real estate business and 35% for our retail home, finance and insurance businesses, we recorded as of March 31, 2007, a deferred tax asset of approximately $162.2 million less a valuation allowance reserve of approximately $65.4 million and deferred tax liabilities of approximately $72.7 million. The 35% rate reflects a change from 40% due to the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes. Insurance companies are generally not taxed in most states on income taxes as they pay premium taxes in states where they generate premium revenue. We experienced a reduction in our valuation allowance of $21.6 million due to the acquisition of NLASCO because the taxable income of this subsidiary will enable us to utilize $92.1 million of the net operating losses of an ARC subsidiary that is the parent of NLASCO, subject to limitation. We could experience circumstances in the future that result in a non-cash income tax benefit based on the timing of recognition of the tax benefit of our operating losses carried forward from prior years. Under current IRS rules, we can elect to return to REIT status after five years. There can be no assurances that the tax laws and regulations will not change or that we will change our REIT election status in five years.

The Company did not have aggregate income tax benefits or expense for the year ended December 31, 2006. We allocate income taxes between continuing and discontinued operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), particularly paragraph 140. We recognize income tax benefits in continuing operations on the effective rate method and income tax expense in discontinued operations without such pro-ration in accordance with Accounting Principles Bulletin 28, Interim Financial Reporting (“APB 28”) and FASB Interpretations 18, Accounting for Income Taxes in Interim Periods—An interpretation of APB Opinion No. 28 (“FIN 18”)

Effective January 1, 2007, we adopted FIN 48 which required the measurement of unrecognized tax benefits. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. For the period ending March 31, 2007 we have no unrecognized tax benefits.

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. The following is a summary of the tax years open to examination:

U.S. Federal—2003 through 2006
U.S. States—2002 through 2006

There are currently no U.S. Federal or state tax audits in process.

Under special IRS rules ( the “Section 382 Limitation”), cumulative stock purchases by material shareholders exceeding 50% during a three year period can limit a company’s future use of net operating losses (NOL’s). We had a Section 382 ownership change in February 2004 at the time of the IPO. Due to section 382-limited NOLs expiring before they can be utilized, there is a potential loss of $11.5 million of NOLs. The deferred tax valuation allowance fully reserves for the tax effected amount.

The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended March 31, 2007
	Continuing Operations	Discontinued Operations	Total
Current tax expense	$—	$—	$—
Deferred tax expense	(687)	—	(687)
Provision for income taxes	$(687)	$—	$(687)

	Three Months Ended March 31, 2006
	Continuing Operations	Discontinued Operations	Total
Current tax expense	$—	$—	$—
Deferred tax expense	—	—	—
Intra-period tax benefit (expense)	1,199	(4,795)	(3,596)
Provision for income taxes	$1,199	$(4,795)	$(3,596)

The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Three Months Ended March 31, 2007
	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$2,046	$45	$2,091
Permanent differences	(86)	1	(85)
Increase in valuation allowance	(2,647)	(46)	(2,693)
Provision for income taxes	$(687)	$—	$(687)

	Three Months Ended March 31, 2006
	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$4,401	$(4,052)	$349
Permanent differences	(560)	(164)	(724)
State taxes	629	(579)	50
Intra-period tax limitation	(3,225)	—	(3,225)
Increase in valuation allowance	(46)	—	(46)
Provision for income taxes	$1,199	$(4,795)	$(3,596)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Deferred Tax Assets
Net operating loss carryforwards	$153,950	$150,834
Prepaid rent	268	249
Allowance for doubtful accounts and loan loss reserve	889	977
Goodwill	561	3,606
Notes payable	1,749	1,834
Accrued liabilities and other	1,603	1,533
Deferred revenue	490	340
Loss and loss adjustment expense discounting	625	—
Securities available for sale	541	—
Deferred compensation	1,093	—
Loan origination costs	439	—
Valuation allowance	(65,424)	(84,383)
Total gross deferred tax assets	$96,784	$74,990
Deferred Tax Liabilities
Rental and other property, net	$62,774	$71,941
Intangible assets	8,102	2,583
Deferred commissions	359	466
Unearned premiums	375	—
Deferred policy acquisition costs	1,079	—
Total gross deferred tax liabilities	$72,689	$74,990
Net Deferred Tax Asset	$24,095	$—

16.          Statutory Net Income and Capital and Surplus

The Company’s insurance subsidiaries, which are domiciled in the State of Texas, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Texas Department of Insurance, which Texas recognizes for determining solvency under Texas State Insurance Law. The Commissioner of the Texas Department of Insurance has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Texas. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future.

The Company’s insurance subsidiaries’ statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas had adopted the National Association of Insurance Commissioners’ statutory accounting practices as the basis of its statutory accounting practices with certain differences which are not significant to the companies’ statutory equity.

In addition, the Commissioner of the Texas Department of Insurance has the right to permit other specific practices that may deviate from prescribed practices. The Company’s insurance subsidiaries have no such permitted statutory accounting practices.

Following is a summary of statutory capital and surplus as of March 31, 2007 and statutory net income of each insurance subsidiary for the two months ended March 31, 2007 (in thousands).

March 31, 2007
National Lloyds Insuance Company
Surplus	$86,766
Statutory net income	$1,756
American Summt Insurance Company
Capital and surplus	$22,083
Statutory net income	$267

17.          Capital and Dividend Restrictions

The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO’s wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of the Company’s surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid no dividends to NLASCO during the two months ended March 31, 2007. At March 31, 2007, the maximum dividend that may be paid to NLASCO in 2007 without regulatory approval is approximately $21.3 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2007, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the NAIC has adopted the RBC formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2007, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

18.          Loss per share

In accordance with SFAS No. 128, Earnings per Share, our historical basic and diluted weighted average shares outstanding have been increased by a factor of approximately 1.06 to reflect the impact of our January 2007 rights offering in which ten million shares of our common stock were purchased by our stockholders at the below-market price of $8.00 per share. The following reflects the calculation of income (loss) per share on a basic and diluted basis (in thousands, except per share information).

	Three Months Ended
	March 31,
	2007	2006
Loss per share from continuing operations:
Loss from continuing operations	$(6,263)	$(11,419)
Preferred stock dividends	(2,578)	(2,578)
Net loss from continuing operations	$(8,841)	$(13,997)
Weighted average share information:
Common shares outstanding	52,328	43,576
Basic loss per share from continuing operations	$(0.17)	$(0.32)
Diluted loss per share from continuing operations	$(0.17)	$(0.32)
Income (loss) per share from discontinued operations:
Income from discontinued operations	$(128)	$1,692
Gain (loss) on sale of discontinued operations	—	10,296
Income tax expense on discontinued operations	—	(4,795)
Minority interest in discontinued operations	4	(253)
Net income from discontinued operations	$(124)	$6,940
Basic income per share from discontinued operations	$—	$0.16
Diluted income per share from discontinued operations	$—	$0.16
Loss per share to common stockholders:
Net loss to common stockholders	$(8,965)	$(7,057)
Basic loss per share to common stockholders	$(0.17)	$(0.16)
Diluted loss per share to common stockholders	$(0.17)	$(0.16)
Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Operating partnership units(a)	1,521	1,710
Preferred partnership units(b)	380	1,778
Stock options	35	—
Restricted stock	8	11
Total	1,944	3,499

(a)           From March 31, 2006 through March 31, 2007, we redeemed approximately 108,000 OP units.

(b)          In January 2007 we redeemed all of the Series C preferred partnership units.

19.          Commitments and Contingencies

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

20.          Segment Information

We operate in four business segments—real estate, property and casualty insurance, retail home sales, and finance and other. A summary of our business segment information is shown below (in thousands). The 2007 business segment information has been segregated into the operations related to the manufactured housing business and the operations related to NLASCO property and casualty insurance. Insurance figures are for the two months ending March 31, 2007.

	Three Months Ended March 31,
	2007
	Mfg.
	Housing	Insurance	Total	2006
Total revenue
Real estate	$60,614	$—	$60,614	$57,196
Property and casualty insurance	—	19,433	19,433	—
Retail home sales	2,535	—	2,535	2,688
Finance and other	522	—	522	350
	63,671	19,433	83,104	60,234
Operating expenses, cost of manufactured homes sold and real estate taxes
Real estate	22,426	—	22,426	21,558
Property and casualty insurance	—	15,480	15,480	—
Retail home sales	3,511	—	3,511	3,497
Finance and other	443	—	443	710
	26,380	15,480	41,860	25,765
Net segment income(a)
Real estate	38,188	—	38,188	35,638
Property and casualty insurance	—	3,953	3,953	—
Retail home sales	(976)	—	(976)	(809)
Finance and other	79	—	79	(360)
	37,291	3,953	41,244	34,469
Interest expense
Real estate	15,264	—	15,264	16,765
Property and casualty insurance	—	499	499	—
Retail home sales	85	—	85	273
Corporate and other	2,640	—	2,640	2,543
	17,989	499	18,488	19,581
Depreciation and amortization expense
Real estate	21,459	—	21,459	21,513
Property and casualty insurance	—	355	355	—
Retail home sales	11	—	11	1
Corporate and other	40	—	40	97
	21,510	355	21,865	21,611
Property management expense	1,847	—	1,847	1,592
General and administrative expense	5,385	—	5,385	4,421
Loss on sale of airplane	—	—	—	541
Interest income	(494)	—	(494)	(423)

(Loss) income from continuing operations before income taxes and allocation to minority interest	(8,946)	3,099	(5,847)	(12,854)
Income taxes on continuing operations	394	(1,081)	(687)	1,199
(Loss) income from continuing operations before allocation to minority interest	(8,552)	2,018	(6,534)	(11,655)
Minority interest	355	(84)	271	236
(Loss) income from continuing operations	(8,197)	1,934	(6,263)	(11,419)
(Loss) income from discontinued operations	(128)	—	(128)	1,692
Gain on sale of discontinued operations	—	—	—	10,296
Income taxes on discontinued operations	—	—	—	(4,795)
Minority interest in discontinued operations	4	—	4	(253)
Net (loss) income	(8,321)	1,934	(6,387)	(4,479)
Preferred stock dividend	(2,578)	—	(2,578)	(2,578)
Net (loss) income attributable to common stockholders	$(10,899)	$1,934	$(8,965)	$(7,057)

	March 31,	Dec. 31,
	2007	2006
Identifiable assets
Real estate	$1,456,792	$1,480,542
Property and casualty insurance	275,176	—
Retail home sales	8,297	11,877
Finance and other	30,885	26,169
Corporate and other	18,695	24,113
	$1,789,845	$1,542,701
Notes payable
Real estate	$917,506	$920,280
Property and casualty insurance	51,518	—
Retail home sales	1,641	2,664
Finance and other	13,019	—
Corporate and other	123,529	123,556
	$1,107,213	$1,046,500

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

21.          Related Party Transactions

On March 8, 2007, the Company’s board of directors appointed C. Clifton Robinson (69) as a director of the Company. Mr. Robinson is the former chairman and chief executive officer of NLASCO. At the closing of the NLASCO acquisition, C. Clifton Robinson and his son, Gordon Robinson, the former vice chairman and deputy chief executive officer of NLASCO, entered into employment agreements with NLASCO. C. Clifton Robinson’s employment agreement provides that he will serve as chairman of NLASCO and will be paid $100,000 per year. Gordon Robinson’s employment agreement provides that he will serve as a senior advisor to NLASCO and will be paid $100,000 per year. Both employment agreements are for a one-year term with automatic one-year extensions by agreement of the parties.

The Company also leases office space for NLASCO and its affiliates in Waco Texas from affiliates of Mr. Robinson. There are 3 separate leases. The first lease is a month to month lease for office space at a rate of $900 per month. The second lease is a month to month lease at a monthly rental rate of $3,500 per month. The third lease requires payments of $40,408 per month and expires on December 31, 2009, but does have renewal options at the discretion of the lessee.

22.          Subsequent Events

In April 2007, the Company entered into a definitive transaction agreement with an affiliate of Farallon Capital Management, LLC (“Farallon”) providing for the sale of ARC’s manufactured home community business. The gross proceeds to ARC will be $1.794 billion consisting of cash and assumed debt, subject to adjustment. It is anticipated that ARC will utilize a significant portion of its existing net operating losses (“NOL”s) in the transaction. ARC will retain approximately $125.0 million par value of Series A Preferred Stock, $96.6 million of Senior Exchangeable Notes Due 2025 and $25.8 million of Trust Preferred Securities Due 2035. ARC will retain its ownership of the recently acquired NLASCO insurance operations, and it will seek to make opportunistic acquisitions with the proceeds from the transaction. The transaction is expected to be completed by the end of 2007, subject to receipt of stockholder approval as well as the satisfaction of other customary closing conditions. Farallon has agreed to offer positions to all of ARC’s employees currently engaged in the manufactured home community business on substantially the same terms as at present.

The agreement may be terminated under certain circumstances, including if the Company’s Board of Directors has determined in good faith that it has received a superior proposal, the Company enters into a definitive agreement with respect to such superior proposal and the Company otherwise complies with certain terms of the agreement. Upon the termination of the agreement under certain specified circumstances, the Company will be required to pay the Buyer a termination fee of $20 million and to reimburse the Buyer for its transaction expenses up to $5 million; upon the termination of the agreement under other specified circumstances, the Buyer will be required to pay the Company a termination fee of either $37.5 million or $50 million. Farallon and certain of its affiliates have agreed to guarantee the obligations of the Buyer with respect to certain amounts payable by the Buyer to the Company under the agreement.

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

•       failure of NLASCO to maintain appropriate insurance licenses; and

•       failure of ARC to realize the benefits of the Farallon transaction, to close the Farallon transaction, or to receive regulatory or shareholder approval for that transaction.

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

GENERAL STRUCTURE OF THE COMPANY

We are a fully integrated, self-administered and self-managed corporation focused on the operation of primarily all-age manufactured home communities and providing property and casualty insurance. In our insurance operations we act as an agent in the sale of homeowners’ insurance and other related insurance products, primarily providing fire and homeowners insurance for low value dwellings and manufactured homes. We also conduct certain complementary business activities focused on improving and maintaining occupancy in our communities, including the rental of manufactured homes, the retail sale of manufactured homes, the financing of sales of manufactured homes and acting as agent in the sale of homeowners’ insurance and other related insurance products. We conduct substantially all of our activities through our Operating Partnership, of which we are the sole general partner and in which we hold a 97.4% ownership interest as of March 31, 2007.

Beginning in 1995, we were founded as several companies under the name “Affordable Residential Communities” or “ARC” for the purpose of engaging in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses. We were formed in July 1998 as a Maryland corporation for the purpose of acting as the investment vehicle for and a co-general partner of our Operating Partnership. In May 2002, we completed a reorganization in which we acquired substantially all the other real property partnerships and other related businesses we had previously organized and operated.

RECENT DEVELOPMENTS

Redemption of Series “C” PPUs

In January 2007, all 705,688 units of our Series “C” PPUs were redeemed according to their terms for 1,628,410 shares of ARC common stock.

In January 2007, we acquired the common stock of NLASCO, Inc.

On January 31, 2007, we acquired all of the stock of NLASCO, a privately held property and casualty insurance holding company. In exchange for the stock, NLASCO’s shareholders, consisting of C. Clifton Robinson and affiliates, received $105.75 million in cash and 1,218,880 shares of ARC common stock for a total consideration of $119.1 million. In addition, Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, invested $20 million to purchase 2,154,763 shares of common stock of the Company at the leading ten-day average market price of our common stock on the date the agreement was signed, subject to certain anti-dilution provisions.

In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, we conducted a rights offering to our stockholders. In the rights offering, all holders of ARC common stock as of the record date of December 19, 2006 received one non-transferable right to purchase approximately 0.242 shares of common stock of the Company for each share held. The price at which the additional shares were purchased was $8.00 per share. The rights offering expired on January 23, 2007, and the company issued approximately 7.8 million shares of common stock to existing shareholders on that date. In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares that they would have been entitled to in the rights offering in a separate private placement transaction. Gerald J. Ford, one of the Company’s directors and the beneficial owner of approximately 17.6% of ARC’s common stock as of the record date for the rights offering, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

NLASCO has a history of producing consistent profitability and its expertise in underwriting insurance products for manufactured homes will create strategic opportunities consistent with ARC’s existing customer base. The results of NLASCO’s operations for the two months ended March 31, 2007 are included in these consolidated financial statements.

We appointed C. Clifton Robinson to our Board of Directors

On March 8, 2007, the Company’s board of directors appointed C. Clifton Robinson (69) as a director of the Company. Mr. Robinson is the former chairman and chief executive officer of NLASCO. Pursuant to a Stock Purchase Agreement (the “NLASCO Agreement”), on January 31, 2007, the Company acquired all of the outstanding capital stock of NLASCO from Mr. Robinson and his affiliates for consideration consisting of $105,750,000 in cash and 1,218,880 shares of the Company’s common stock. Pursuant to the NLASCO Agreement, the Company agreed to take such action as is necessary and appropriate to appoint Mr. Robinson to the Company’s board of directors following the consummation of the acquisition.

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

The Company also leases office space for NLASCO and its affiliates in Waco Texas from affiliates of Mr. Robinson. There are 3 separate leases. The first lease is a month to month lease for office space at a rate of $900 per month. The second lease is a month to month lease at a monthly rental rate of $3,500 per month. The third lease requires payments of $40,408 per month and expires on December 31, 2009, but does have renewal options at the discretion of the lessee.

We entered into an agreement to sell our manufactured home community business

In April 2007, the Company entered into a definitive transaction agreement with an affiliate of Farallon Capital Management, LLC (“Farallon”) providing for the sale of ARC’s manufactured home community business. The gross proceeds to ARC will be $1.794 billion consisting of cash and assumed debt, subject to adjustment. It is anticipated that ARC will utilize a significant portion of its existing net operating losses (“NOL”s) in the transaction. ARC will retain approximately $125.0 million par value of Series A Preferred Stock, $96.6 million of Senior Exchangeable Notes Due 2025 and $25.8 million of Trust Preferred Securities Due 2035. ARC will retain its ownership of the recently acquired NLASCO insurance operations, and it will seek to make opportunistic acquisitions with the proceeds from the transaction. The transaction is expected to be completed by the end of 2007, subject to receipt of stockholder approval as well as the satisfaction of other customary closing conditions. Farallon has agreed to offer positions to all of ARC’s employees currently engaged in the manufactured home community business on substantially the same terms as at present.

OVERVIEW OF RESULTS

For the quarter ended March 31, 2007, net loss attributable to common stockholders was $9.0 million or $0.17 per share, as compared to a net loss attributable to common stockholders of $7.1 million or $0.16 per share for the same period in 2006. Revenue in our real estate segment increased to $60.6 million from $57.2 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. Real estate segment expenses for the three months ended March 31, 2007 increased to

$22.4 million, as compared with $21.6 million for the three months ended March 31, 2006. As a result, real estate net segment income increased 7% to $38.2 million from $35.6 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. See Real Estate Net Segment Income included hereinafter in this section for definitions of real estate net segment income and for reconciliations of real estate net segment income to net loss, the most directly comparable GAAP measure. Our newly acquired property and casualty insurance segment produced revenues of $19.4 million and net segment income of $4.0 million in the two months ended March 31, 2007.

Total portfolio occupancy averaged 82.4% and 83.5% for the three months ended March 31, 2007 and 2006, respectively, and was 82.7% and 83.6% as of March 31, 2007 and 2006, respectively. The following table summarizes our occupancy net activity for the three months ended March 31st.

	Three Months Ended March 31,
	2007	2006
Homeowner activity:
Homeowner move ins	205	253
Homeowner move outs	(347)	(548)
Home sales	148	132
Repossession move outs	(170)	(303)
Net homeowner activity	(164)	(466)
Home renter activity:
Home renter move ins	708	927
Home renter lease with option to purchase move ins	540	389
Home renter move outs	(872)	(855)
Net home renter activity	376	461
Net activity	212	(5)

The following reconciles the above activity to the period end occupied homesites.

Net homeowner activity	(164)	(466)
Occupied homeowner sites, beginning of period	38,494	40,409
Occupied homeowner sites, end of period	38,330	39,943
Net home renter activity	376	461
Occupied home renter sites, beginning of period	8,664	7,468
Occupied home renter sites, end of period	9,040	7,929
Total occupied homesites, end of period	47,370	47,872
Total occupancy percentage	82.7%	83.6%

On March 31, 2007, our total home inventory was 9,735 homes. In the first quarter of 2007, as compared with the same period of 2006, our sales of manufactured homes declined primarily due to increased leasing activity. We expect increased sales and leasing activity in the coming months due to our continued focus on affordable price points, marketing, training of our employees and the availability of chattel financing through our consumer finance program. In the three months ended March 31, 2007, we sold 148 manufactured homes from our home inventory, compared with 132 for the same period in 2006.

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

Presence in Key Markets.   As of March 31, 2007, approximately 74% of our homesites are located in our 20 largest markets. We believe we have a leading market share in 15 of these markets, based on number of homesites. Increasing our presence and market share enables us to (i) achieve operating efficiencies and economies of scale by leveraging our local property management infrastructure and other operating overhead over a larger number of communities and homesites, (ii) provide potential residents with a broader range of affordable housing options in their market, (iii) increase our visibility and brand recognition and leverage advertising costs and (iv) obtain more favorable terms and faster turnaround time on construction, renovation, repairs and home installation services. We believe the continuing significant size and geographic diversity of our portfolio reduces our exposure to risks associated with geographic concentration, including the risk of economic downturns or natural disasters in any one market in which we operate.

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

Insurance Operations.   NLASCO specializes in providing fire and homeowners insurance for low value dwellings and manufactured homes, primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO targets underserved markets that require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents. Within these markets, NLASCO capitalizes on its superior local knowledge to identify profitable underwriting opportunities. NLASCO believes that it distinguishes itself from competitors by delivering products that are not provided by many larger carriers, providing a high level of customer service and responding quickly to the needs of its agents and policyholders. NLASCO applies a high level of selectivity in the risks it underwrites and uses a risk-adjusted return approach to capital allocation, which NLASCO believes allows it to consistently generate underwriting profits.

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

THE PROPERTIES

As of March 31, 2007, our portfolio consisted of 275 manufactured home communities comprising 57,264 homesites located in 23 states and 58 markets, primarily oriented toward all-age living. Our five largest markets are Dallas/Fort Worth, Texas, with 12.5% of our total homesites; Atlanta, Georgia, with 8.7% of our total homesites; Salt Lake City, Utah, with 6.6% of our total homesites; the Front Range of Colorado, with 5.7% of our total homesites; and Kansas City-Lawrence-Topeka, Kansas/Missouri, with 4.3% of our total homesites.

As of March 31, 2007, our communities had an occupancy rate of 82.7%, and the average monthly rental income per occupied homesite was $379. Homesite leases by homeowners generally are month-to-month, or in limited cases year-to-year, and require security deposits. In the case of our residents renting homes from us, lease terms are typically one year, and require a security deposit.

The following table sets forth certain information regarding our communities, arranged from our largest to smallest market, as of March 31, 2007:

Markets(1)	Number of Total Homesites	Percentage of Total Homesites	Occupancy 03/31/07	Rental Income Per Occupied Homesite Per Month(2) 03/31/07
Dallas—Ft. Worth, TX	7,186	12.5%	80.1%	$414
Atlanta, GA	4,970	8.7%	86.7%	408
Salt Lake City, UT	3,798	6.6%	93.9%	396
Front Range of CO	3,290	5.7%	82.7%	476
Kansas City—Lawrence—Topeka, MO—KS	2,426	4.3%	84.8%	338
Jacksonville, FL	2,259	4.0%	91.3%	385
Wichita, KS	2,163	3.9%	59.5%	321
St. Louis, MO—IL	1,917	3.4%	76.7%	343
Oklahoma City, OK	1,891	3.3%	77.5%	337
Orlando, FL	1,858	3.2%	93.8%	414
Greensboro—Winston Salem, NC	1,396	2.4%	65.8%	317
Davenport—Moline—Rock Island, IA—IL	1,382	2.4%	85.5%	328
Elkhart—Goshen, IN	1,209	2.1%	86.4%	394
Charleston—North Charleston, SC	1,184	2.1%	78.0%	323
Raleigh—Durham—Chapel Hill, NC	1,093	1.9%	93.2%	416
Sioux City, IA—NE	994	1.7%	78.9%	367
Syracuse, NY	939	1.6%	58.9%	420
Des Moines, IA	859	1.5%	87.0%	378
Flint, MI	838	1.5%	67.9%	411
Pueblo, CO	752	1.3%	64.8%	347
Subtotal—Top 20 Markets	42,404	74.1%	81.8%	389
All Other Markets	14,860	25.9%	85.5%	351
Total / Weighted Average	57,264	100.0%	82.7%	$379

(1)          Markets are defined by our management.

(2)          Rental Income is defined as homeowner rental income, home renter rental income and other rental income reduced by move-in bonuses and rent concessions.

COMMUNITIES

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

The following table presents certain information relative to our real estate segment as of and for the three months ended March 31, 2007 and 2006 (in thousands, except home, community and income and revenue per unit information):

	Real Estate Segment
	2007	2006
Three Months Ended March 31:
Average total homesites	57,264	57,217
Average total rental homes	9,717	9,258
Average occupied homesites—homeowners	38,380	40,166
Average occupied homesites—rental homes	8,817	7,598
Average total occupied homesites	47,197	47,764
Average occupancy—rental homes	90.7%	82.1%
Average occupancy—total	82.4%	83.5%
Real estate revenue
Homeowner rental income	$37,395	$36,865
Home renter rental income	16,069	13,825
Other	178	216
Rental income	53,642	50,906
Utility and other income	6,972	6,290
Total real estate revenue	60,614	57,196
Real estate expenses
Property operations expenses	17,589	16,422
Real estate taxes	4,837	5,136
Total real estate expenses	22,426	21,558
Real estate net segment income	$38,188	$35,638
Average monthly rental income per total occupied homesite(1)	$379	$355
Average monthly homeowner rental income per homeowner occupied homesite(2)	$325	$306
Average monthly home renter income per occupied rental home(3)	$608	$607
As of March 31:
Total communities	275	275
Total homesites	57,264	57,246
Occupied homesites	47,370	47,872
Total rental homes owned	9,735	9,267
Occupied rental homes	9,040	7,929

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

	Three Months Ended March 31,
	2007	2006
Net segment income:
Real estate	$38,188	$35,638
Property and casualty insurance*	3,953	—
Retail home sales	(976)	(809)
Finance and other	79	(360)
	41,244	34,469
Other expenses:
Property management	1,847	1,592
General and administrative	5,385	4,421
Depreciation and amortization	21,865	21,611
Loss on sale of airplane	—	541
Interest expense	18,488	19,581
Total other expenses	47,585	47,746
Interest income	(494)	(423)
Loss from continuing operations before income tax benefit and allocation to minority interest	(5,847)	(12,854)
Income tax benefit (expense) from continuing operations	(687)	1,199
Loss from continuing operations before minority interest	(6,534)	(11,655)
Minority interest	271	236
Loss from continuing operations	(6,263)	(11,419)
Income (loss) from discontinued operations	(128)	1,692
Gain on sale of discontinued operations	—	10,296
Income tax expense on discontinued operations	—	(4,795)
Minority interest in discontinued operations	4	(253)
Net loss	(6,387)	(4,479)
Preferred stock dividend	(2,578)	(2,578)
Net loss attributable to common stockholders	$(8,965)	$(7,057)

*                    Property and casualty insurance is for the two months ended March 31, 2007.

Critical Accounting Policies and Estimates

The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which require certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. A summary of ARC’s significant accounting policies has been provided in its Form 10-K for the year ended December 31, 2006. Summarized below are those accounting policies that require the most difficult, subjective or complex judgments and that have the most significant impact on NLASCO’s financial condition and results of operations. Management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

Investment Securities.   Investment securities consist of U. S. Government, mortgage-backed, corporate debt and equity securities. NLASCO classifies its fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity; and its equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which NLASCO has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of trading and available-for-sale securities are determined on a specific identification basis. NLASCO regularly reviews its investment securities to assess whether the amortized cost is impaired and if impairment is other than temporary. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, NLASCO considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

Deferred Acquisition Costs.   Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs shall reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. NLASCO regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income.

Goodwill.   Goodwill represents the excess of the cost over fair value of assets of businesses acquired. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, NLASCO determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Losses and Loss Adjustment Expenses.   The liability for losses and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The liability for losses and loss adjustment expenses has not been reduced for reinsurance recoverable.

Premium Revenue Recognition.   Property and liability premiums are generally recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

Reinsurance.   In the normal course of business, NLASCO seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Revenue.   Revenue for the three months ended March 31, 2007 was $83.1 million, as compared to $60.2 million for the three months ended March 31, 2006, an increase of $22.9 million, or 38%. The most significant contributing factor to this revenue increase is the $19.4 million of property and casualty insurance revenues produced by NLASCO. Rental income increased by $2.7 million, primarily as a result of $2.2 million from higher home renter and other rental income and $2.1 million from increased rental rates, partially offset by $1.6 million from decreased homeowner occupancy. Revenue from the sale of manufactured homes decreased by $0.2 million as the Company sold a higher proportion of used home in the first quarter of 2007, as compared to the same quarter last year. Utility and other income in our community segment increased by $0.6 million due to our increased focus on utility recovery.

Property Operations Expense.   For the three months ended March 31, 2007, total property operations expense was $17.6 million, as compared to $16.4 million for the three months ended March 31, 2006, an increase of $1.2 million, or 7%. The increase primarily is due to increases in: a) salaries and benefits of $0.5 million, or 11%; b) repairs and maintenance of $0.6 million, or 33%; and c) utilities of $0.4 million, or 6%, partially offset by decreases in other expenses of $0.3 million.

Real Estate Taxes Expense.   Real estate taxes expense for the three months ended March 31, 2007 was $4.8 million, a slight decrease of $0.3 million as compared to $5.1 million for the three months ended March 31, 2006.

Loss and Loss Adjustment Expenses.   Loss and loss adjustment expenses are recognized based on formula and case basis estimates for losses reported in respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. As NLASCO was acquired by ARC in January 2007, no loss and loss adjustment expenses were incurred by ARC in 2006. However, the loss and loss adjustment expense ratio prior to purchase accounting adjustments for the two months ended March 31, 2007 of 45.0% is relatively comparable to NLASCO’s loss and loss adjustment expense ratio of 43.3% incurred in 2006.

Cost of Manufactured Homes Sold.   The cost of manufactured homes sold was $2.1 million for the three months ended March 31, 2007, as compared to $2.3 million for the three months ended March 31, 2006, a decrease of $0.2 million. The decrease primarily was due to a higher proportion of used homes sold in the first quarter of 2007, as compared to the same quarter last year. The Company experienced a net gain on the sale of manufactured homes of $0.4 million in both of the quarters ended March 31, 2007 and 2006.

Retail Home Sales, Finance and Other Operations Expense.   Total retail home sales, finance and other operations expense was $1.9 million for both of the three months ended March 31, 2007 and 2006.

Property Management Expense.   Property management expense for the three months ended March 31, 2007 was $1.8 million, as compared to $1.6 million for the three months ended March 31, 2006, an increase of $0.2 million, or 16%. The increase primarily is due to an increase in salaries and benefits.

General and Administrative Expense.   General and administrative expense for the three months ended March 31, 2007 was $5.4 million, as compared to $4.4 million for the three months ended March 31, 2006, an increase of $1.0 million, or 22%. The increase primarily was due to a charge of $0.3 million for stock option expense as well as an increase in salaries and benefits and travel expenses.

Underwriting Expenses.   Consists of NLASCO’s underwriting expenses, which were not incurred by ARC in 2006 due to the acquisition of NLASCO in January 2007.

Depreciation and Amortization Expense.   Depreciation and amortization expense for the three months ended March 31, 2007 was $21.9 million, as compared to $21.6 million for the three months ended March 31, 2006, an increase of $0.3 million, or 1.4%. This increase primarily was caused by amortization of intangibles recorded from the NLASCO acquisition.

Loss on Sale of Airplane.   During the quarter ended March 31, 2006, the Company sold one of its two aircraft for $1.2 million in cash, incurring a loss on the sale of approximately $0.5 million.

Interest Expense.   Interest expense for the three months ended March 31, 2007 was $18.5 million, as compared to $19.6 million for the three months ended March 31, 2006, a decrease of $1.1 million, or 6%. Excluding interest of $0.5 million from debt acquired in the NLASCO purchase, our interest expense decreased by $1.6 million. The decrease is due to a lower outstanding average debt balance of approximately $82 million, as well as lower effective weighted average interest rates on our variable rate debt due to our refinance in July 2006.

Minority Interest.   Minority interest for the three months ended March 31, 2007 was $0.3 million as compared to $0.2 million for the three months ended March 31, 2006. The variance was due to the decrease in the Company’s loss before allocation to minority interest which primarily resulted from income provided by NLASCO. This partially was offset by a decrease in the minority interest share of our loss to 2.8% from 3.5% for the first quarter of 2006.

Income Taxes.   The Company had no aggregate income tax expense or benefit for the year ended December 31, 2006. However, we recognized a tax expense for the three months ended March 31, 2006 to (a) provide for an intra-period income tax allocation whereby we recorded an income tax benefit from continuing operations of $1.2 million and an income tax expense from discontinued operations of $4.8 million in accordance with SFAS No. 109 and (b) deferred the resulting income tax benefit from continuing operations to future interim periods using an estimated annual effective tax rate in accordance with APB 28 and FIN 18. For the three months ended March 31, 2007, we recognized deferred tax expense for the utilization of net operating losses as a result of income generated by NLASCO.

Discontinued Operations.   On December 15, 2005, the Company held an auction in which it offered 71 communities for sale. The Company ultimately entered into contracts to sell 38 of these communities. During 2006, the Company entered into contracts to sell three more communities. As of March 31, 2006, the Company had closed 27 of these transactions comprising $34.2 million of cash proceeds net of related debt, defeasance and other closing costs of $34.3 million. A gain of $10.3 million was recorded on the sales of these communities in the first quarter of 2006. No community sales were closed in the three months ended March 31, 2007.

Preferred Stock Dividend.   On March 14, 2007, the ARC board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2007, amounting to $2.6 million. For the quarter ended March 31, 2006, the dividend declared also was $0.5156 per share, or $2.6 million.

Net Loss Attributable to Common Stockholders.   As a result of the foregoing, our net loss attributable to common stockholders was $9.0 million for the three months ended March 31, 2007, as compared to $7.1 million for the three months ended March 31, 2006, an increase of $1.9 million or 27%.

LIQUIDITY AND CAPITAL RESOURCES

Manufactured Home Community Business

At March 31, 2007, our manufactured home community business had approximately $19.3 million of cash and cash equivalents and $109.9 million available under the terms of the lease receivables line of credit. This reflects the use of $16.8 million to acquire NLASCO since December 31, 2006.

In April 2007, the Company entered into a definitive transaction agreement with an affiliate of Farallon Capital Management, LLC (“Farallon”) providing for the sale of ARC’s manufactured home community business. Under the terms of the agreement and after giving effect to estimated expenses and taxes, the amount realized by ARC is estimated to be approximately $540 million to $545 million net of retained debt and preferred stock. The gross proceeds to ARC will be $1.794 billion consisting of cash and assumed debt, subject to adjustment. It is anticipated that ARC will utilize a significant portion of its existing net operating losses (“NOL”s) in the transaction. ARC will retain approximately $125.0 million par value of Series A Preferred Stock, $96.6 million of Senior Exchangeable Notes Due 2025 and $25.8 million of Trust Preferred Securities Due 2035. ARC will retain its ownership of the recently acquired NLASCO insurance operations, and it will seek to make opportunistic acquisitions with the proceeds from the transaction. The transaction is expected to be completed by the end of 2007, subject to receipt of stockholder approval as well as the satisfaction of other customary closing conditions.

Our short-term liquidity needs include funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), funds for capital expenditures for our existing communities, funds for purchases of manufactured homes and funds to service our debt.

We expect to fund our short-term liquidity needs described above through net cash provided by operations, borrowings under our $35 million floorplan line of credit, borrowings under our $150 million lease receivables line of credit and borrowings under our $125 million consumer finance facility.

Insurance Business

NLASCO’s liquidity requirements are met primarily by positive cash flow from operations and investment activity. Primary sources of cash from insurance operations are premiums and other considerations, net investment income and investment sales and maturities. Primary uses of cash include payment of benefits, operating expenses and income taxes and purchases of investments.

NLASCO’s primary investment objectives are to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. NLASCO’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constitute $159.7 million, or 94%, of NLASCO’s cash and investments at March 31, 2007. Although there is no intent to dispose of investments at this time, NLASCO’s bonds are substantially in readily marketable securities. Management believes the overall sources of liquidity are sufficient to satisfy NLASCO’s operating requirements.

The NAIC has risk-based capital, which we call RBC, requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. NLASCO has a RBC amount in excess of the authorized control level RBC, as defined by the NAIC. Also, the maximum amount of dividends which can be paid by State of Texas insurance companies without prior approval of the Insurance Commissioner is subject to restrictions relating to the greater of 10% of statutory surplus or net income before realized capital gains (losses) of the preceding calendar year.

NLASCO’s investment guidelines reflect the desire and intent to assure the prudent investment of capital and surplus, keeping in mind the long term nature of some insurance reserves, but also recognize the uncertainty of expected cash flows, the shorter term characteristics and the desire to supplement insurance underwriting gains and offset losses with portfolio income and realized gains in order to maintain adequate capital and surplus. All investments are made in conformance with all state and Federal laws and regulations applicable to such investments and the company involved. State insurance laws and regulations limit the amount of investments in asset classes below certain “quality” levels. NLASCO maintains a quality structure exceeding the minimum requirements imposed on the portfolio by state insurance laws and regulations, the Investment of Insurer’s Model Act, or the NAIC Act.

Liquidity and preservation of policyholder surplus can be limiting factors in achieving a favorable return on invested assets, as sufficient funds need to be maintained to meet ongoing near-term financial obligations. Funds not immediately needed to offset withdrawals may need to be invested in short-term securities on a continuous basis. A maturity structure must be maintained to free up cash flow from operations and investment income, as well as to provide a source of liquidity and flexibility to meet changing market, tax and other operating considerations.

Notwithstanding the above, the underlying objective of NLASCO’s investment policy is to obtain a favorable total return on invested assets to augment the growth of surplus from operations. As total return comes both from income and capital growth, a portion of the funds are invested in assets other than fixed income securities, including common stocks, growth oriented preferred stocks and common or preferred stock mutual funds. In managing these investment choices, market volatility, and the absolute level of NLASCO’s capital and surplus relative both to existing liabilities and the level of premium revenue, as well as to total assets, are the limiting factors that influence the portion of assets invested in other than fixed income investments.

Performance is measured by comparing the total return, for each period, of each major sector of NLASCO’s investment portfolio, to an appropriate market index, as well as comparing the total return of NLASCO’s investment portfolio to an average of the market indices, weighted by the portfolio’s average exposure to each other particular sector during the day. The assets are to be managed to exceed these market indices, with volatility of return similar to or less than the indices.

In addition to the foregoing guidelines, NLASCO’s general philosophy is to limit investments in industries that have experienced historic volatility, such as airlines or telecommunications companies. NLASCO also monitors its investment guidelines to ensure compliance with regulatory requirements.

NLASCO’s investment committee meets regularly to review the portfolio performance and investment markets in general. NLASCO’s management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

CASH FLOWS

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Cash provided by operations was $15.2 million and $3.9 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash provided by operations for 2007 as compared to 2006 primarily was due to increased net segment income from our communities segment as well as net segment income from NLASCO in the first quarter of 2007.

Cash used in investing activities was $81.5 million in the three months ended March 31, 2007, compared with cash provided by investing activities of $60.9 million in the same period in 2006. The decrease in cash from investing activities primarily was due to our investment in NLASCO in the first quarter of 2007 as compared with proceeds from community sales in the first quarter of 2006.

Cash provided by financing activities was $99.3 million in the three months ended March 31, 2007, compared with cash used in financing activities of $61.4 million in the same period in 2006. The increase in cash from financing activities primarily was due to proceeds received from our common stock rights offering and stock issuances in connection with the NLASCO acquisition. In the first quarter of 2006 we used cash to pay down debt.

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2007 and 2006. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property, plant, and equipment and the costs of labor and utilities.

COMMITMENTS

At March 31, 2007, we had approximately $1,107.2 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands).

	Principal Commitments			Interest Commitments			Total Debt Commitments
	Fixed	Variable	Total	Fixed	Variable	Total	Fixed	Variable	Total
2007	$9,802	$5,659	$15,461	$46,820	$9,613	$56,433	$56,622	$15,272	$71,894
2008	52,696	23,019	75,715	59,997	11,090	71,087	112,693	34,109	146,802
2009	101,191	60,000	161,191	54,213	8,719	62,932	155,404	68,719	224,123
2010	13,000	—	13,000	52,094	6,557	58,651	65,094	6,557	71,651
2011	14,834	—	14,834	51,020	6,557	57,577	65,854	6,557	72,411
Thereafter	749,360	73,280	822,640	204,808	148,461	353,269	954,168	221,741	1,175,909
Commitments	940,883	161,958	1,102,841	468,952	190,997	659,949	1,409,835	352,955	1,762,790
Unamortized premium	4,372	—	4,372	—	—	—	4,372	—	4,372
	$945,255	$161,958	$1,107,213	$468,952	$190,997	$659,949	$1,414,207	$352,955	$1,767,162

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

As of March 31, 2007, our total debt outstanding was approximately $1,107.2 million, comprised of approximately $945.2 million of indebtedness subject to fixed interest rates and approximately $162.0 million, or 15% of our total consolidated debt, subject to variable interest rates.

If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $202,000 annually.

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

The fair value of debt outstanding as of March 31, 2007 was approximately $1,121.8 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2007 (dollars in thousands).

	Amount of Debt	Percentage of Total Debt	Weighted Average Interest Rate	Maturity Date
Fixed Rate Debt
Senior fixed rate mortgage due 2009	$84,322	7.6%	5.05%	2009
Senior fixed rate mortgage due 2012	276,708	25.1%	7.35%	2012
Senior fixed rate mortgage due 2014	188,655	17.0%	5.53%	2014
Senior fixed rate mortgage due 2016	170,000	15.4%	6.24%	2016
Various individual fixed rate mortgages due 2008 through 2031	127,821	11.5%	7.16%	2008-2031
Senior exchangeable notes due 2025	96,600	8.7%	7.50%	2025
Other loans	1,149	0.1%	6.97%	2012
	945,255	85.4%	6.57%
Variable Rate Debt
Senior variable rate mortgage due 2009	60,000	5.4%	6.12%	2009
Trust preferred securities due 2035	25,780	2.3%	8.60%	2035
Consumer finance facility due 2008	13,019	1.2%	8.32%	2008
Lease receivable facility due 2008	10,000	0.9%	9.45%	2008
Floorplan lines of credit due 2007	1,641	0.1%	9.00%	2007
Insurance company line of credit due 2007	4,018	0.4%	8.25%	2007
NLIC surplus notes payable due 2033	20,000	1.8%	9.42%	2033
ASIC surplus notes payable due 2034	7,500	0.7%	9.40%	2034
Insurance company note payable due 2035	20,000	1.8%	8.75%	2035
	161,958	14.6%	7.86%
	$1,107,213	100.0%	6.76%

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

(b)   Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting with the exception of certain controls related to NLASCO, the Company’s property and casualty insurance operation acquired on January 31, 2007. NLASCO was a privately held company previously not subject to the requirements of the Exchange Act.

PART II. OTHER INFORMATION

ITEM 6.                EXHIBITS

(a)                 Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE RESIDENTIAL COMMUNITIES INC.
Date:	May 11, 2007
		By:	/s/ Lawrence E. Kreider
Lawrence E. Kreider
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and a duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
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