Form 10-Q
period 2007-09-30
Hilltop Holdings Inc.
filed 2007-11-16
CIK 1265131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31987

Hilltop Holdings Inc.
(Exact name of Registrant as specified in its charter)

MARYLAND (State of incorporation)	84-1477939 (I.R.S. employer identification no.)
200 Crescent Court, Suite 1330 Dallas, Texas (Address of principal executive offices)	75201 (Zip code)
(214) 855-2177 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). days.    Yes ☐ No ☒

        The number of shares of the Registrant's common stock outstanding at November 16, 2007 was 56,459,383.

HILLTOP HOLDINGS INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(in thousands, except share and per share data)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $120,343)	$120,277	$—
Held-to-maturity securities, at amortized cost (fair value of $6,453)	6,428	—
Equity securities
Available for sale securities, at fair value (amortized cost of $9,544)	9,526	—

Total investments	136,231	—
Cash and cash equivalents	895,554	29,281
Accrued interest and dividends	1,097	—
Premiums receivable	22,920	—
Reinsurance receivable, net of uncollectable amounts	3,900	—
Deferred policy acquisition costs	11,579	—
Prepaid reinsurance premiums	2,684	—
Deferred income taxes	28,495	—
Property and equipment, net	536	—
Intangible assets, definite life	13,376	—
Intangible assets, indefinite life	3,000	—
Loan origination costs, net	3,511	3,663
Goodwill	23,708	—
Other assets	2,111	165
Assets held for sale	—	1,509,592

	$1,148,702	$1,542,701

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$18,923	$—
Unearned premiums	67,735	—
Reinsurance payable	981	—
Accounts payable and accrued expenses	17,146	4,157
Income taxes payable	79,589	—
Notes payable	142,368	96,600
Dividends payable	1,719	1,903
Other liabilities	5,090	—
Liabilities related to assets held for sale	—	992,663

Total Liabilities	333,551	1,095,323

Minority interest	—	28,142
Commitments and Contingencies
Stockholders' Equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,0000 shares authorized, 56,459,383 and 41,346,287 shares issued and outstanding at September 30, 2007 and December 31, 2006 respectively	564	413
Additional paid-in capital	917,717	794,653
Accumulated other comprehensive loss	(55)	—
Retained deficit	(222,183)	(494,938)

Total stockholders' equity	815,151	419,236

Total liabilities and stockholders' equity	$1,148,702	$1,542,701

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Net premiums earned	$26,265	$—	$69,462	$—
Net investment income	10,003	—	13,273	—
Net realized gains (losses) on investments	(43)	—	141	—
Other income	1,785	—	4,844	—

Total revenue	38,010	—	87,720	—

Expenses:
Loss and loss adjustment expenses	13,772	—	41,289	—
Policy acquisition and other underwriting expenses	8,949	—	23,472	—
General and administrative expenses	2,166	2,135	7,448	5,440
Depreciation and amortization	608	48	1,600	144
Interest expense	2,855	1,852	8,244	5,494

Total expenses	28,350	4,035	82,053	11,078

Income (Loss) from continuing operations before income tax benefit and allocation to minority interest	9,660	(4,035)	5,667	(11,078)
Income tax (expense) benefit from continuing operations	(3,389)	1,393	(2,003)	2,573

Income (Loss) from continuing operations before allocation to minority interest	6,271	(2,642)	3,664	(8,505)
Minority interest	(11)	8	112	122

Income (Loss) from continuing operations	6,260	(2,634)	3,776	(8,383)
Loss from discontinued operations	(2,212)	(8,645)	(11,125)	(25,193)
Gain on sale of discontinued operations	364,330	5,220	363,907	31,129
Income tax (expense) benefit from discontinued operations	(74,234)	881	(76,563)	(7,044)
Minority interest in discontinued operations	86	(94)	494	(402)

Net income (loss)	294,230	(5,272)	280,489	(9,893)
Preferred stock dividend	(2,577)	(2,578)	(7,734)	(7,734)

Net income (loss) attributable to common stockholders	$291,653	$(7,850)	$272,755	$(17,627)

Income (Loss) per share from continuing operations less preferred dividends
Basic income (loss) per share	$0.07	$(0.13)	$(0.07)	$(0.39)

Diluted income (loss) per share	$0.06	$(0.13)	$(0.07)	$(0.39)

Income (Loss) per share from discontinued operations
Basic income (loss) per share	$5.10	$(0.06)	$5.02	$(0.04)

Diluted income (loss) per share	$5.06	$(0.06)	$4.92	$(0.04)

Income (Loss) per share attributable to common stockholders
Basic income (loss) per share	$5.17	$(0.19)	$4.95	$(0.43)

Diluted income (loss) per share	$5.12	$(0.19)	$4.85	$(0.43)

Weighted average share information
Basic shares outstanding	56,446	41,313	55,071	41,263

Diluted shares outstanding	56,961	41,313	56,271	41,263

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)

(unaudited)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
					Additional Paid-in Capital		Retained Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	5,000	$119,108	41,346	$413	$794,653	$—	$(494,938)	$419,236
Net income							272,755	272,755
Accumulated other comprehensive loss, net of tax						(55)		(55)

Total comprehensive income								272,700
Common stock issued to board members			9	—	86			86
Rights offering shares			10,000	100	78,349			78,449
Preferred partnership unit redemption			1,628	16	17,626			17,642
Share issuances			3,374	34	33,324			33,358
Stock compensation expense			—	—	1,340			1,340
Amortization of unearned compensation			(2)	—	121			121
Transfer of minority interest ownership in Operating Partnership			—	—	(1,373)			(1,373)
Premium paid to Operating Partnership unit holders					(7,656)			(7,656)
Redemption of operating partnership units for common stock			104	1	1,247			1,248

Balance, September 30, 2007	5,000	$119,108	56,459	$564	$917,717	$(55)	$(222,183)	$815,151

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flow from operating activities
Net income (loss)	$280,489	$(9,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,600	144
Intra-period income taxes	—	4,471
Deferred income taxes	(1,121)	—
Increase in unearned premiums	18,164	—
Increase in deferred acquisition costs	(11,579)	—
Realized gains on investments	(141)	—
Purchases of trading securities	(419)	—
Proceeds from sales of trading securities	1,046	—
Adjustments to fair value for interest rate caps	—	(299)
Amortization of loan origination costs	152	4,168
Stock grant compensation expense	1,547	450
Partnership preferred unit distributions	67	828
Minority interest	(179)	(950)
Depreciation and minority interest included in income from discontinued operations	(494)	64,993
Gain on sale of discontinued operations	(363,907)	(31,794)
Increase in accrued expenses due to sale of assets	8,400	—
Increase in tax payable due to sale of assets	78,233	—
Changes in operating assets and liabilities	(2,110)	(6,832)

Net cash provided by operating activities	$9,748	$25,286

Cash flow from investing activities
NLASCO acquisition	(115,502)	—
Cash acquired from NLASCO	45,457	—
Purchases of fixed assets	(293)	—
Purchases of manufactured homes	(9,824)	(10,745)
Proceeds from community sales	—	143,845
Proceeds from manufactured home sales	6,221	7,263
Proceeds from sale of airplane	—	1,170
Community improvements and equipment purchases	(4,553)	(3,107)
Restricted cash	—	240
Loan reserves	—	182
Proceeds from sales of manufactured housing business assets	889,305	—
Purchases of available-for-sale securities	(38,017)	—
Purchases of held-to-maturity securities	(10)	—
Proceeds from sales of available-for-sale securities	21,106	—
Proceeds from maturities of held-to-maturity securities	1,250	—

Net cash (used in) provided by investing activities	$795,140	$138,848

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flow from financing activities
Cash flow from rights offering and stock issuances
Common stock rights offering	80,000	—
Common stock offering expenses	(1,551)	—
Proceeds from issuances of common stock	20,000	—
Proceeds from issuance of debt	20,074	260,853
Repayment of debt	(30,986)	(407,418)
Payment of preferred dividends	(7,734)	(7,734)
Payment of partnership preferred distributions	(251)	(828)
Liquidation of OP Unit holders	(17,604)	—
Loan origination costs	(563)	(5,824)

Net cash provided by (used in) financing activities	61,385	(160,951)

Net increase in cash and cash equivalents	866,273	3,183
Cash and cash equivalents, beginning of period	29,281	27,926

Cash and cash equivalents, end of period	$895,554	$31,109

Non-cash financing and investing transactions:
Debt and other liabilities assumed in the NLASCO acquisition	$136,288	$—

Redemption of OP units for common stock	$18,873	$3,377

Fair value of common stock issued in the NLASCO acquisition	$13,359	$—

Notes receivable issued for manufactured home sales	$2,829	$4,752

Dividends declared but unpaid	$1,719	$1,719

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

        Hilltop Holdings Inc., formerly known as Affordable Residential Communities Inc. ("Hilltop", "HTH", or the "Company"), was organized in July 1998 as a Maryland corporation that was engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses, all exclusively to residents in its communities.

        On January 31, 2007, we acquired all of the stock of NLASCO, Inc. ("NLASCO"), a privately held property and casualty insurance holding company. NLASCO is a Delaware corporation that specializes in providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company ("NLIC") and American Summit Insurance Company ("ASIC"). Texas is our largest area and comprises approximately 72% of our business, with Arizona (10%), Tennessee (7%), Oklahoma (4%) Louisiana (2%), and the remaining states we do business makes up the other 5%.

        On July 31, 2007, the Company closed the sale of the manufactured home communities, retail sales and financing of manufactured home businesses to American Residential Communities LLC., as discussed in Note 12 and retained ownership of the recently acquired NLASCO. In conjunction with this sale, the Company transferred the rights to the "Affordable Residential Communities" name, changed its name to Hilltop Holdings Inc., and moved its headquarters to Dallas, Texas. Our insurance operations are headquartered in Waco, Texas.

        Our common stock is traded on the New York Stock Exchange under the symbol "HTH". Our Series A Cumulative Redeemable Preferred Stock is traded on the New York Stock Exchange under the symbol "HTH-PA". We have no public trading history prior to February 12, 2004.

Recent Events

During the reporting period, we had the following changes in executive management

        In conjunction with the asset sale which closed on July 31, 2007, two members of executive management resigned their positions. James F. Kimsey, President, Chief Operating Officer, and Director and Scott Gesell, Executive Vice President and Secretary, both opted to take positions with American Residential Communities.

Basis of Presentation

        The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission.

        The interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company, and all such adjustments are of a normal and recurring nature. The results of operations for the interim period ended September 30, 2007 are not indicative of the results that may be expected for the year ended December 31, 2007. Operating results and cash flows of NLASCO are for the eight months from the date of acquisition, January 31, 2007, through September 30, 2007. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

        We have reclassified certain prior period amounts to conform to the current year presentation.

Summary of Significant Accounting Policies

Investment Securities

        Investment securities at September 30, 2007 consist of U.S. Government, mortgage-backed, corporate debt and equity securities. We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity. Our equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

        The Company regularly reviews its investment securities to assess whether the amortized cost is impaired and if impairment is other than temporary. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

        Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

Premiums Receivable

        Premiums receivable include premiums written and not yet collected. The Company regularly evaluates premiums receivable and establishes valuation allowances as appropriate. At September 30, 2007, the Company determined no valuation allowance was necessary.

Deferred Acquisition Costs

        Costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs shall reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income. At September 30, 2007, there was no premium deficiency.

Goodwill and Other Indefinite Lived Intangible Assets

        Goodwill represents the excess of the cost over the fair value of the assets of NLASCO. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. In connection with an acquisition made by NLASCO prior to its acquisition by HTH, the Company may make additional contingent acquisition payments of up to $1.5 million based on attainment of certain financial targets. Other indefinite lived intangible assets consist of $3.0 million of estimated fair value of state licenses acquired in the NLASCO purchase.

Finite Lived Intangible Assets

        We record finite lived intangible assets at the estimated fair value of the assets acquired and amortize the assets over their estimated useful lives. The following finite lived intangible assets were acquired when the Company purchased NLASCO (in thousands).

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$6,100	12 years
Agent relationships	3,600	13 years
Trade name	3,500	15 years
Software	1,500	5 years

Total	$14,700
Less accumulated amortization	(1,324)

Balance at September 30, 2007	$13,376

        Customer and agent relationships are amortized using the double declining balance method to approximate the non-renewal rate of customers and attrition of agents. The trade name and software are amortized using the straight-line method.

Property and Equipment

        We carry property and equipment at cost, less accumulated depreciation. We expense maintenance and repairs as incurred. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the various classes of furniture and equipment assets are as follows:

Asset Class	Estimated Useful Lives (Years)
Furniture and other equipment	5
Computer software and hardware	3

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

Revenue Recognition

        Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. The Company routinely evaluates the premium receivable balance to determine if an allowance for uncollectible accounts is necessary. At September 30, 2007, no such allowance was deemed necessary.

        Other income consists of premium installment charges, which are recognized when earned, and other miscellaneous income.

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

        The Company accounts for reinsurance contracts under the provisions of Statement of Financial Accounting Standards ("SFAS"), No. 113, "Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts." Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Reinsurance assumed from other companies, including assumed premiums written and earned and losses and LAE, is accounted for in the same manner as direct insurance written.

Stock Compensation

        During 2004 we granted 95,000 shares of restricted common stock that vest over five years. In June 2004, 42,500 of these restricted shares were forfeited, in October 2004, 37,500 shares of restricted stock were forfeited, and in July 2007, an additional 2,000 shares of restricted stock were forfeited pursuant to the terms of their issuance, leaving 13,000 restricted shares outstanding. During each of the nine month periods ended September 30, 2007, 2006 and 2005, 3,000 shares vested. The remaining 4,000 shares vested concurrently with the July 31, 2007 asset sale, leaving no unvested shares at September 30, 2007. We recorded $93,000 and $121,000 in compensation expense related to these restricted shares during the three and nine month periods ended September 30, 2007 and $14,000, and $42,000 during the three and nine month periods ended September 30, 2006, respectively.

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

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to the temporary difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent that their benefits are not expected to be realized. At September 30, 2007 and December 31, 2006, valuation allowances of $4.0 million and $84.4 million, respectively, were recorded to reduce deferred tax assets to the amount expected to be recoverable.

        We allocate income taxes between continuing and discontinued operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), specifically paragraph 140. We recognize interim income tax benefits in continuing operations on the effective rate method and income tax expense in discontinued operations without such pro-ration in accordance with Accounting Principles Bulletin No. 28, Interim Financial Reporting ("APB 28") and FASB Interpretations 18, Accounting for Income Taxes in Interim Periods—An Interpretation of APB Opinion No. 28 ("FIN 18").

        Effective January 1, 2007, we adopted FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more than likely than not of being sustained upon audit, we do not recognize any portion of the benefits in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

        The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in no change to the January 1, 2007 balance of retained deficit. Our policy for interest and penalties related to income tax exposures is to recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of operations.

Accumulated Other Comprehensive Loss

        Amounts recorded in accumulated other comprehensive loss of $55,000 as of September 30, 2007 represent unrealized holding losses on available-for-sale securities, net of income taxes of $30,000. Including these unrecognized gains or losses, our comprehensive income for the three and nine months ended September 30, 2007 was $289.5 million and $270.6 million, respectively.

Statutory Accounting Practices

        NLASCO is required to report its results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices ("SAP"). One significant difference between SAP and GAAP is that under SAP, NLASCO is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy as required by GAAP. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally causes a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividends from insurance companies. A second significant difference is that under SAP, certain assets are designated as "nonadmitted" and are charged directly to unassigned surplus, whereas under GAAP, such assets are included in the balance sheet net of an appropriate valuation reserve. A third significant difference between SAP and GAAP is that under SAP, investments are carried at amortized book value and under GAAP, certain investments are carried at fair value. A fourth significant difference is that surplus notes are classified as capital and surplus under SAP but classified as notes payable under GAAP. A fifth significant difference is that ceded reinsurance receivables are netted against reserves under SAP, but are classified as assets under GAAP. A sixth difference between SAP and GAAP is that under SAP, while statutory deferred incomes taxes are provided on temporary differences between the statutory and tax bases of assets and liabilities, statutory deferred tax assets are limited based on admissibility tests and allowed deferred income taxes are recorded in unassigned statutory surplus rather than the income statement. A seventh significant difference is that under SAP, the statutory statement of cash flows follows a prescribed method included in the annual statement instructions issued by the National Association of Insurance Commissioners to present changes in amounts in balance sheet accounts, which may not reflect actual cash flows from transaction or operations; whereas under GAAP, cash flows are presented in accordance with Financial Accounting Standards Board Statement No. 95.

Use of estimates

        We are required to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining revenue recognition, reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables and impairment of assets.

Recent Statements of Financial Accounting Standards

        In September 2006, the FASB issued SFAS No.157, Fair Value Measurement ("SFAS No. 157"), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 is effective for companies with fiscal years beginning after November 15, 2007 and we are still evaluating its impact on our financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with Hilltop's Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for companies with fiscal years beginning after November 15, 2007. We are still evaluating the impact that SFAS No. 159 will have on our financial position, results of operations and cash flows.

2. NLASCO Acquisition and Associated Equity Issuances

        On January 31, 2007, we acquired all of the stock of NLASCO, a privately held property and casualty insurance holding company. In exchange for the stock, NLASCO's shareholders, consisting of C. Clifton Robinson and affiliates, received $105.75 million in cash and 1,218,880 shares of HTH common stock for a total consideration of $122.0 million. In addition, Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, invested $20 million to purchase 2,154,763 shares of common stock of the Company at the leading ten-day average market price of our common stock on the date the agreement was signed, subject to certain anti-dilution provisions.

        In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, we conducted a rights offering to our stockholders. In the rights offering, all holders of HTH common stock as of the record date of December 19, 2006 received one non-transferable right to purchase 0.242 shares of common stock of the Company for each share held. The price at which the additional shares were purchased was $8.00 per share. The rights offering expired on January 23, 2007, and the company issued approximately 7.8 million shares of common stock to existing shareholders upon completion of the rights offering. In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares that they would have been entitled to in the rights offering in a separate private placement transaction. Gerald J. Ford, one of the Company's directors and the beneficial owner of approximately 17.6% of HTH's common stock as of the record date, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

        The results of NLASCO's operations for the eight months ended September 30, 2007 are included in these consolidated financial statements.

        The total cash and equity consideration paid for the acquisition of NLASCO is as follows (in thousands):

Purchase price paid in cash	$105,750
Fair value of HTH shares issued to shareholder of NLASCO	13,359
Other consideration	2,945

Total consideration received by seller	122,054
Other acquisition expenditures	10,044

Total cash, equity and other consideration	$132,098

        The source of funds for the above cash and equity consideration is as follows (in thousands):

Cash received from Flexpoint Partners for common stock	$20,000
Cash raised in the rights offering	80,000
Fair value of HTH shares issued to shareholder of NLASCO	13,359
Liability for future payment	2,945
Consideration paid by HTH from existing lines of credit	15,794

$132,098

        The total purchase price of NLASCO including liabilities assumed in the acquisition consists of the following (in thousands). *

Total cash and equity consideration	$129,153
Other consideration	2,945
Notes payable assumed at fair value (including $5.6 million paid by HTH)	56,680
Loss and loss adjustment expense liability assumed	18,664
Unearned premiums assumed	49,571
Accounts payable and other liabilities assumed	8,428

Total purchase price including transaction costs and assumed liabilities	$265,441

        Our purchase price allocation is as follows (in thousands). *

Tangible assets at fair value	$32,780
Investments, cash and cash equivalents at fair value	166,471
Deferred income tax asset at fair value	24,782
Finite lived intangible assets	14,700
Goodwill	23,708
Other indefinite lived intangibles	3,000

$265,441

        * The total purchase price of NLASCO has been adjusted, pursuant to requirements of the Stock Purchase Agreement, dated October 6, 2006, Section 2(e)(i), to reflect the Closing Stockholders' Equity Adjustment.

        We have prepared the following unaudited pro forma income statement information as if the NLASCO acquisition had occurred on January 1, 2006. The pro forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisition on January 1, 2006 (in thousands).

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2007	2006
Revenue	$32,328	$84,817	$93,126
Total expenses	28,064	90,033	83,087

Income (Loss) from continuing operations before income taxes and allocation to minority interest	4,264	(5,216)	10,039
Income tax expense from continuing operations	(792)	(6,686)	(4,668)

Income (Loss) from continuing operations before allocation to minority interest	3,472	(11,902)	5,371
Minority interest	402	602	—

Income (Loss) from continuing operations	3,874	(11,300)	5,371
Discontinued operations	(2,638)	274,553	(1,510)

Net income	$1,236	$263,253	$3,861

Net (loss) income attributable to common stockholders	$(1,342)	$270,887	$(3,873)

Basic (loss) income per share attributable to common stockholders	$(0.02)	$4.80	$(0.07)

Diluted (loss) income per share attributable to common stockholders	$(0.03)	$4.81	$(0.09)

Diluted shares outstanding	41,354	56,272	41,354

Weighted average shares	53,842	56,446	53,842

3. Property and Equipment

        The following summarizes property and other fixed assets (in thousands).

September 30, 2007
Other equipment	$673
Less accumulated depreciation	(137)

$536

        Property and equipment related to the manufactured housing businesses, sold effective July 31, 2007 have been reclassed to assets held for sale.

4. Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2007 were as follows (in thousands).

	September 30, 2007
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$46,564	$460	$(21)	$47,003
Mortgage-backed securities	13,397	22	(270)	13,149
Corporate debt securities	60,382	213	(470)	60,125

	120,343	695	(761)	120,277
Equity securities	9,544	177	(195)	9,526

	129,887	872	(956)	129,803
Held-to-maturity securities:
Fixed maturities:
Government securities	6,428	26	(1)	6,453

	$136,315	$898	$(957)	$136,256

        In conjunction with the purchase of NLASCO on January 31, 2007, all "available-for-sale" securities were marked to their fair market value. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the Company has the ability and intent to hold these securities until maturity or until the value recovers and therefore does not feel any other than temporary impairments exist as of September 30, 2007.

        Fair values of investment securities are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The notes payable are periodically adjusted to market interest rates; therefore, the unpaid principal balance of the loan approximates fair value. Gross realized investment gains and losses for the three months and nine months ended September 30, 2007 are summarized as follows (in thousands).

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$62	$(61)	$1	$68	$(61)	$7
Equity securities	—	(44)	(44)	194	(60)	134

	$62	$(105)	$(43)	$262	$(121)	$141

        Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities available-for-sale and held-to-maturity at September 30, 2007 by contractual maturity is as follows (in thousands).

	September 30, 2007
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$10,393	$10,402
Due after one year through five years	41,503	41,564
Due after six years through ten years	40,126	40,019
Due after ten years	15,050	15,144
Mortgage-backed securities	13,271	13,148

	$120,343	$120,277

Held-to-maturity debt securities:
Due within one year	$4,516	$4,538
Due after one year through five years	1,493	1,498
Due after six years through ten years	—	—
Due after ten years	419	417

	$6,428	$6,453

        Net investment income for the three and nine months ended September 30, 2007 is as follows (in thousands).

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Gross investment income
Cash equivalents	$8,268	$8,915
Fixed maturities	1,605	3,964
Equity securities	130	383

	10,003	13,263
Other income, net of expenses	—	10

Net investment income	$10,003	$13,273

        At September 30, 2007, the Company had on deposit in custody for various State Insurance Departments investments with carrying values of approximately $6 million.

5. Disclosures About the Fair Value of Financial Instruments

        In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the

Company's significant assets (including deferred policy acquisition costs, land and buildings, deferred income taxes) and liabilities are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as cash and cash equivalents, premiums receivable, reinsurance receivable, prepaid reinsurance premiums, loss and loss adjustment expenses outstanding, unearned premiums, and reinsurance balances payable are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

	September 30, 2007
	Carrying Value	Fair Value
Financial assets (in thousands)
Fixed maturities	$126,705	$126,730
Equity securities	9,526	9,526
Financial liabilities (in thousands)
Notes payable	$142,368	$152,362

        Fair values of investment securities are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The notes payable are periodically adjusted to market interest rates therefore; the unpaid principal balance of the loan approximates fair value. Cash and cash equivalents include cash on hand and highly liquid short-term investments. The fair value of cash and cash equivalents approximates carrying value due to the highly liquid nature of the instruments.

6. Deferred Acquisition Costs

        Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to issuing a policy incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies. The activity in deferred acquisition costs for the nine months ended September 30, 2007 is as follows (in thousands).

Nine Months Ended September 30, 2007
Beginning of period deferred acquisition cost	$—
Acquisition expenses	23,127
Amortization charged to income	(11,548)

End of period deferred acquisition costs	$11,579

7. Notes Payable

        The following table sets forth certain information regarding our notes payable (in thousands).

	September 30, 2007	December 31, 2006
Senior exchangeable notes due 2025, 7.50% per annum	$90,850	$96,600
Insurance company line of credit due October 2007, base rate less 0.5% per annum (8.25% at September 30, 2007)	4,018	—
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (9.33% at September 30, 2007)	10,000	—
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (9.28% at September 30, 2007)	10,000	—
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (9.28% at September 30, 2007)	7,500	—
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (8.63% at September 30, 2007)	20,000	—

	$142,368	$96,600

Senior Exchangeable Notes Due 2025

        In August 2005, our Operating Partnership ("OP") issued $96.6 million aggregate principal amount of 7.50% senior exchangeable notes due 2025 to qualified institutional buyers in a private transaction. The notes are senior unsecured obligations of the OP and are exchangeable, at the option of the holders, into shares of HTH common stock at an initial exchange rate of 69.8812 shares per $1,000 principal amount of the notes (equal to an initial exchange price of approximately $14.31 per share), subject to adjustment and, in the event of specified corporate transactions involving HTH or the OP, an additional make-whole premium. Upon exchange, the OP shall have the option to deliver, in lieu of shares of HTH common stock, cash or a combination of cash and shares of HTH common stock.

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

        In conjunction with the closing of the asset sale on July 31, 2007, certain holders of the Company's Senior Exchangeable Notes reedemed their holdings for cash resulting in a $5.75 million reduction in notes outstanding.

Insurance Company Line of Credit

        Our insurance subsidiary has a line of credit with a financial institution. The line allows for borrowings by NLASCO up to $5 million and is secured by substantially all of NLASCO's assets. The line of credit bears interest equal to a base rate less 0.5% (8.25% at September 30, 2007) which is due quarterly. The line was scheduled to mature in October 2007. This Line of Credit was renewed for another twelve months and will expire in October 2008.

NLIC Notes Payable

        NLIC has two unsecured $10 million notes payable to unaffiliated companies. The notes payable bear interest at three-month LIBOR plus 4.05% and three-month LIBOR plus 4.10% (9.28% and 9.33% at September 30, 2007). Interest is due quarterly and principal is due at maturity in September 2033 and May 2033, respectively. The notes are subordinated in right of payment to all policy claims and other indebtedness of NLIC. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of NLIC exceeds $30 million.

ASIC Note Payable

        ASIC has an unsecured $7.5 million note payable to an unaffiliated company. The note payable bears interest at three-month LIBOR plus 4.05% (9.28% at September 30, 2007). Interest is due quarterly and principal is due at maturity in April 2034. The note is subordinated in right of payment to all policy claims and other indebtedness of ASIC. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of ASIC exceeds $15 million.

Insurance Company Notes Payable

        NLASCO has an unsecured $20 million note payable to an unaffiliated company which bears interest equal to the three-month LIBOR plus 3.40% (9.02% at September 30, 2007). Interest is due quarterly and the principal is due at maturity in March 2035.

        NLASCO's loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, and officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants as of September 30, 2007.

        NLASCO has entered into an indenture under which an aggregate of $20 million in notes are outstanding, which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of its equity securities and (ii) if NLASCO's ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder's notes in whole or in part at a price equal to

107.5% of the outstanding principal amount prior to March 10, 2010, or 100.0% thereafter. A change of control under the indenture occurred as a result of an acquisition of NLASCO by Hilltop. As a result, if a downgrading occurs following the acquisition, then each holder of notes under the indenture would have the right to require NLASCO to repurchase its notes. This required repayment risk could cause liquidity issues to both NLASCO and Hilltop, could impair NLASCO's ability to obtain additional financing and would likely increase the cost of any financing that it does obtain.

8. Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the eight months ended September 30, 2007 is as follows (in thousands).

Balance February 1, 2007*	$18,664
Less reinsurance recoverables	(1,509)

Net balance at February 1, 2007	17,155
Incurred related to:
Current Year	41,289
Prior Year	—

Total incurred	41,289
Payments related to:
Current Year	(37,131)
Prior Year	(6,290)

Total incurred	(43,421)
Net balance at September 30, 2007	15,023
Plus reinsurance recoverables	3,900

Balance at September 30, 2007	$18,923

*
Includes purchase price adjustment of $2.9 million.

        The reserve for losses and loss adjustment expenses includes amounts that may be due to or from the sellers of NLASCO by January 2010 based on actual losses incurred applicable to the reserve as of the acquisition date.

9. Equity and Minority Interest Related Transactions

        At December 31, 2006, minority interest consisted of 1,455,615 OP Units that were issued to various limited partners. Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a "Paired Equity Unit") that allows each holder to vote an OP Unit on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash, or at our election, for 1.06 shares of our common stock. During the third quarter of 2007, 55,621 OP Units were redeemed for common stock valued at approximately $.7 million and 1,355,729 OP Units were redeemed for $17.6 million in cash, including a premium paid of $7.7 million.

        The Preferred Partnership Units ("PPU"s) outstanding as of December 31, 2006 consisted of 705,688 Series "C" units. The Series "C" PPUs carried a liquidation preference of $25 per unit and earned cash distributions at the rate of 6.25% per annum, payable quarterly. In January 2007, all 705,688 units of our Series "C" PPUs were redeemed according to their terms for 1,628,410 shares of HTH common stock.

        We recorded an equity transfer adjustment between additional paid-in capital and the minority interest in our consolidated balance sheet as of September 30, 2007 to account for changes in the respective ownership in the underlying equity of the Operating Partnership ("OP").

        The following table rolls forward the minority interest from December 31. 2006 to September 30, 2007:

Minority interest at December 31, 2006	$28,142
Minority interest allocation	(610)
Transfer from stockholders' equity	1,373
Redemption of OP Units for stock	(1,248)
Redemption of OP Units for cash	(9,948)
Distributions to PPU holders	(67)
Redemption of Series "C" PPUs	(17,642)

Minority interest at September 30, 2007	$—

All retained earnings of our insurance subsidiary are unappropriated.

        On March 14, 2007, the board of directors declared a quarterly cash dividend of $0.515625 per share for the Company's Series A Cumulative Redeemable Preferred Stock. The dividend was paid on April 30, 2007 to shareholders of record on April 13, 2007. On April 26, 2007, the board of directors declared a quarterly cash dividend of $0.515625 per share for the Company's Series A Cumulative Redeemable Preferred Stock. The dividend was paid on July 30, 2007 to shareholders of record on July 13, 2007. On September 17, 2007, the board of directors declared a quarterly cash dividend of $0.51625 per share for the Company's Series A Cumulative Redeemable Preferred Stock. The dividend was paid on October 30, 2007 to shareholders of record on October 15, 2007. The Board reviews the payment of dividends on a quarterly basis.

        In March 2007, four senior executives of HTH were granted options to acquire a total of 25,000 shares of common stock at $11.28 per share to compensate for dilution from the rights offering.

10. Reinsurance Activity

        NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2007, reinsurance receivables with a carrying value of approximately $3.9 million were outstanding, of which none were in excess of 5% with a single reinsurer.

        The effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2007 is as follows (in thousands):

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Written	Earned	Written	Earned
Premiums from direct business	$29,349	$30,705	$91,499	$80,871
Reinsurance assumed	1,637	1,264	7,665	4,839
Reinsurance ceded	(5,994)	(5,704)	(16,629)	(16,248)

Net premiums	$24,992	$26,265	$82,535	$69,462

        The effect of reinsurance incurred losses was as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Loss and Loss Adjustment (LAE) expense incurred	$14,535	$42,991
Reinsurance recoverables	(760)	(1,702)

Net loss and LAE incurred	$13,775	$41,289

Multi-line excess of loss coverage

        For all lines of business ASIC's retention on any one risk for 2007 is $150,000 and NLIC's is $200,000.

Catastrophic coverage

        NLASCO had 8 levels of catastrophic excess of loss reinsurance providing for coverage up to $200 million in 2007 above $1 million in retention for ASIC and $6 million for NLIC. NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage will lapse after the second or third event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year. During 2007 the first 5 layers can be reinstated twice for 100% of the original premium each time and the next three layers can be reinstated one time for 100% of the original premium.

11. General and Administrative Expense

        During the three and nine months ended September 30, 2007 and 2006, we incurred general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Salaries and benefits	$1,126	$1,035	$4,041	$2,452
Travel	21	24	119	67
Professional services	723	725	2,312	1,913
Insurance	174	277	594	804
Rent	66	31	227	14
Other administrative expense	56	43	155	190

	$2,166	$2,135	$7,448	$5,440

12. Discontinued Operations

        On July 31, 2007, the Company closed the sale of certain of its assets, including the operating assets of the Company's manufactured home businesses, to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C. ("Farallon"), Helix Funds LLC ("Helix Funds") and GEM Realty Capital, Inx. ("GEM"). The Company received gross proceeds of $889.3 million in cash, which represents the amount of the excess of the purchase price of $1.794 billion over the indebtedness assumed by American Residential Communities LLC. The Company recorded a gain on the sale of the manufactured home business of $364.3 million in the nine months ended September 30, 2007.

        During the first nine months of 2006, the Company closed 39 community sales, comprising $83.7 million of cash proceeds net of related debt, defeasance and other closing costs of $74.3 million. A gain of $31.1 million was recorded on the sales of these communities in the first nine months of 2006.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," each of the communities designated as held for sale and not sold have been classified as discontinued operations as of December 31, 2006. We have included $1,509.6 million of assets related to these communities as assets held for sale in the accompanying consolidated balance sheet as of December 31, 2006, and $992.7 million of accounts payable and other obligations related to these communities as liabilities related to assets held for sale. In addition, we have recast the operations of each of these communities as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and recorded gains of $364.3 million and $363.9 million, respectively, for the three and nine months ended September 30, 2007, and gains of $5.2 million and $31.1 million, respectively, for the three and nine months ended September 30, 2006.

        We consider a community to be discontinued when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the communities identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the communities classified as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of communities in the period in which the properties are discontinued and recognize any resulting gains on the sales of communities when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS No. 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. We disclose, if applicable, in the notes to our financial statements the segment under which the long-lived asset is reported. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a community previously classified as held for sale, the community will be reclassified as held and used. A community that is reclassified shall be measured at the lower of its (a) carrying amount before the community was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the community been continuously classified as held and used, or (b) fair value at the date of the subsequent decision not to sell.

        The following table summarizes combined balance sheet and income statement information for the discontinued operations noted above (in thousands):

December 31, 2006
Assets Held for Sale
Restricted cash	$6,784
Tenant receivables	4,651
Rental and other property, net	1,390,564
Intangible assets	6,457
Loan origination fees	46,378
Notes receivable	29,904
Prepaid expenses and other assets	24,854

$1,509,592

Liabilities Related to Assets Held for Sale
Accounts payable and accrued expenses	$24,789
Other liabilities	17,974
Notes payable	949,900

$992,663

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Statement of Operations
Revenue	$22,323	$61,584	$151,626	$192,357
Operating expenses	(24,535)	(70,229)	(162,751)	(217,550)

Loss from discontinued operations	$(2,212)	$(8,645)	$(11,125)	$(25,193)

13. Income Taxes

        At September 30, 2007, the Company has net operating loss carry-forwards for Federal income tax purposes of $91.9 million, subject to certain limitations, we expect to utilize approximately $80.4 million for regular income tax and alternative minimum tax. These net operating loss carry-forwards expire in 2018 through 2025. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

        In conjunction with the sale of the Company's manufactured housing business lines that closed on July 31, 2007, approximately $282.6 million of the Company's net operating loss carry forwards were utilized and $175.2 million of temporary taxable differences were recognized.

        As of September 30, we had a deferred tax asset net of liabilities of $32.5 million which is reduced by a valuation allowance of $4.0 million. We experienced a reduction in our valuation allowance of $80.4 million, of which $43.4 million relates to the disposition of the communities business,

$32.2 million relates to the acquisition of NLASCO, and $4.8 million relates to the change in tax rate. Our 35% rate reflects a change from 40% due to the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes. Insurance companies are generally not taxed in most states on income taxes as they pay premium taxes in states where they generate premium revenue.

        The Company did not have aggregate income tax benefits or expense for the year ended December 31, 2006. We allocate income taxes between continuing and discontinued operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), particularly paragraph 140. We recognize income tax benefits in continuing operations on the effective rate method and income tax expense in discontinued operations without such pro-ration in accordance with APB28 and FIN 18.

        Effective January 1, 2007, we adopted FIN 48 which required the measurement of unrecognized tax benefits. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. For the period ending September 30, 2007 we have no unrecognized tax benefits.

        We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. The following is a summary of the tax years open to examination:

  U.S. Federal—2003 through 2006
  U.S. States—2002 through 2006

        As of September 30, 2007 there are no material Federal or State tax audits.

        Under special IRS rules (the "Section 382 Limitation"), cumulative stock purchases by 5% shareholders exceeding 50% during a three year period can limit a company's future use of net operating losses (NOL's). We had a Section 382 ownership change in February 2004 at the time of the IPO. Due to section 382-limited NOLs expiring before they can be utilized, there is a potential loss of $11.5 million of NOLs. The deferred tax valuation allowance fully reserves for the tax effected amount.

        The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current tax (expense) benefit	$(5,353)	$(74,234)	$(79,587)	$(3,124)	$(76,563)	$(79,687)
Deferred tax (expense) benefit	1,964	(59,930)	(57,966)	1,121	(43,402)	(42,281)
Allowance	—	59,930	59,930	—	43,402	43,402

Income tax (expense) benefit	$(3,389)	$(74,234)	$(77,623)	$(2,003)	$(76,563)	$(78,566)

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current tax (expense)	$—	$—	$—	$—	$—	$—
Deferred tax (expense)	—	—	—	—	—	—
Intra-period tax (expense) benefit	1,393	881	2,274	2,573	(7,044)	(4,471)

Income tax (expense) benefit	$1,393	$881	$2,274	$2,573	$(7,044)	$(4,471)

        The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$(3,381)	$(126,741)	$(130,122)	$(1,983)	$(123,474)	$(125,457)
Permanent differences	(8)	9,857	9,849	(20)	21,148	21,128
State taxes	—	(17,280)	(17,280)	—	(17,639)	(17,639)
Decrease in valuation allowance	—	59,930	59,930	—	43,402	43,402

Income tax (expense) benefit	$(3,389)	$(74,234)	$(77,623)	$(2,003)	$(76,563)	$(78,566)

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$1,393	$1,224	$2,617	$2,573	$(622)	$1,951
Permanent differences	—	1,415	1,415	—	570	570
State taxes	—	374	374	—	278	278
Intra-period tax limitation	—	2,068	2,068	—	(4,232)	(4,232)
Decrease in valuation allowance	—	(4,200)	(4,200)	—	(3,038)	(3,038)

Income tax (expense) benefit	$1,393	$881	$2,274	$2,573	$(7,044)	$(4,471)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	September 30, 2007	December 31, 2006
Deferred Tax Assets
Net operating loss carryforwards	$32,170	$150,834
Prepaid rent	—	249
Allowance for doubtful accounts and loan loss reserve	—	977
Goodwill	667	3,606
Notes payable	—	1,834
Accrued liabilities and other	2,646	1,533
Deferred revenue	—	340
Loss and loss adjustment expense discounting	1,672	—
Unearned premiums	1,787	—
Deferred compensation	1,093	—
Loan origination costs	448	—
AMT credit carrforward	52	—
Valuation allowance	(4,029)	(84,383)

Total gross deferred tax assets	$36,506	$74,990

Deferred Tax Liabilities
Rental and other property, net	$35	$71,941
Intangible assets	5,728	2,583
Securities available for sale	110	—
Deferred commissions	—	466
Deferred policy acquisition costs	2,138	—

Total gross deferred tax liabilities	$8,011	$74,990

Net Deferred Tax Asset	$28,495	$—

14. Statutory Net Income and Capital and Surplus

        The Company's insurance subsidiaries, which are domiciled in the State of Texas, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Texas Department of Insurance, which Texas recognizes for determining solvency under Texas State Insurance Law. The Commissioner of the Texas Department of Insurance has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Texas. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future.

        The Company's insurance subsidiaries' statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas had adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices with certain differences which are not significant to the companies' statutory equity.

        In addition, the Commissioner of the Texas Department of Insurance has the right to permit other specific practices that may deviate from prescribed practices. The Company's insurance subsidiaries have no such permitted statutory accounting practices.

        Following is a summary of statutory capital and surplus as of September 30, 2007 and statutory net income of each insurance subsidiary for the three and nine months ended September 30, 2007 (in thousands).

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
National Lloyds Insurance Company
Surplus	$92,300	$92,300
Statutory net income	$3,184	$9,419
American Summit Insurance Company
Capital and surplus	$24,490	$24,490
Statutory net income	$1,386	$2,804

15. Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO's surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid no dividends to NLASCO during the eight months ended September 30, 2007. At September 30, 2007, the maximum dividend that may be paid to NLASCO in 2007 without regulatory approval is approximately $21.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2007, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the NAIC has adopted the RBC formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2007, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

16. Income (Loss) per share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (Loss) per share from discontinued operations:
Loss from discontinued operations	$(2,212)	$(8,645)	$(11,125)	$(25,193)
Gain on sale of discontinued operations	364,330	5,220	363,907	31,129
Income tax (expense) benefit on discontinued operations	(74,234)	881	(76,563)	(7,044)
Minority interest in discontinued operations	86	(94)	494	(402)

Net income (loss) from discontinued operations	$287,970	$(2,638)	$276,713	$(1,510)

Basic income (loss) per share from discontinued operations	$5.10	$(0.06)	$5.02	$(0.04)

Diluted income (loss) per share from discontinued operations	$5.06	$(0.06)	$4.92	$(0.04)

Income (Loss) per share from continuing operations:
Income (Loss) from continuing operations	$6,260	$(2,634)	$3,776	$(8,383)

Basic income (loss) per share from continuing operations	$0.07	$(0.13)	$(0.07)	$(0.39)

Diluted income (loss) per share from continuing operations	$0.06	$(0.13)	$(0.07)	$(0.39)

Income (Loss) per share per common stockholders:
Net Income (Loss) per common stockholders	$291,653	$(7,850)	$272,755	$(17,627)

Basic income (loss) per share to common stockholders	$5.17	$(0.19)	$4.95	$(0.43)

Diluted income (loss) per share to common stockholders	$5.12	$(0.19)	$4.85	$(0.43)

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Operating partnership units(a)	—	1,578	—	1,627
Preferred partnership units(b)	—	1,927	—	1,927
Stock warrants	937	937	937	937
Senior exchangeable notes	6,718	6,751	6,718	6,751
Stock options	—	—	—	—
Restricted stock	—	10	—	10

Total	7,655	11,203	7,655	11,252

  (a)
  From June 30, 2006 through June 30, 2007, we redeemed approximately 94,000 OP units. In July, 2007 the remaining OP units were redeemed.

  (b)
  In January 2007 we redeemed all of the Series C preferred partnership units.

17. Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

18. Related Party Transactions

        On March 8, 2007, the Company's board of directors appointed C. Clifton Robinson (69) as a director of the Company. Mr. Robinson is the former chairman and chief executive officer of NLASCO. At the closing of the NLASCO acquisition, C. Clifton Robinson and his son, Gordon Robinson, the former vice chairman and deputy chief executive officer of NLASCO, entered into employment agreements with NLASCO. C. Clifton Robinson's employment agreement provides that he will serve as chairman of NLASCO and will be paid $100,000 per year. Gordon Robinson's employment agreement provides that he will serve as a senior advisor to NLASCO and will be paid $100,000 per year. Both employment agreements are for a one-year term with automatic one-year extensions by agreement of the parties.

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

19. Segments

        On July 31, 2007, the Company closed the sale of the manufactured home communities, retail sales and financing of manufactured home businesses to American Residential Communities LLC. and retained ownership of NLASCO. NLASCO operates through its wholly-owned subsidiaries, NLIC and ASIC. Given the homogeneity of our products, the regulatory environments in which we operate, the nature of our customers and our distribution channels, we now monitor, control and manage our business lines as an integrated entity offering providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. Accordingly, the segment information previously provided is no longer used to monitor the company and we have only insurance company segment information to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-Q and the financial information set forth in the tables below.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address results or developments that we expect or anticipate will or may occur in the future, where statements are preceded by, followed by or include the words "believes," "expects," "may," "will," "would," "could," "should," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our ability to obtain future financing arrangements, estimates relating to our future distributions, our understanding of our competition, market trends, projected capital expenditures, the impact of technology on our products, operations and business, are forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. These risks could cause actual results to vary materially from our forward-looking statements along with the risks disclosed in the section of this report entitled "Risk Factors" and the following factors:

  •
  the adverse impact of external factors such as changes in interest rates, inflation and consumer confidence;

  •
  our corporate debt ratings;

  •
  the condition of capital markets;

  •
  actual outcome of the resolution of any conflict;

  •
  our ability to use net operating loss carryforwards to reduce future tax payments;

  •
  the impact of the tax code and rules on our financial statements;

  •
  our willingness or ability to pay dividends or make other distributions to our stockholders;

  •
  failure of HTH to realize the benefits of the acquisition of NLASCO completed on January 31, 2007;

  •
  failure of NLASCO's insurance subsidiaries to maintain their respective A.M. Best ratings;

  •
  failure to maintain NLASCO employees;

  •
  failure to maintain NLASCO's current agents;

  •
  lack of demand for insurance products;

  •
  cost or availability of adequate reinsurance;

  •
  changes in key management;

  •
  failure of NLASCO's reinsurers to pay obligations under reinsurance contracts;

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

GENERAL STRUCTURE OF THE COMPANY

        At September 30, 2007, Hilltop Holdings, Inc. is a holding company that owns all of the outstanding shares of NLASCO. NLASCO, in turn owns National Lloyds Insurance Company "NLIC" and American Summit Insurance Company "ASIC", both of which are licensed property and casualty insurers operating in multiple states. In addition, NLASCO, Inc. also owns the Nalico GA general agency that operates in Texas. NLIC commenced business in 1949 and currently operates in 15 states with its largest market being the state of Texas. NLIC carries a financial strength rating of "A" (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 13 states, its largest market being the state of Arizona ASIC carries a financial strength rating of "A-" (Excellent) by A.M. Best. Both of these companies are regulated by the Texas Department of Insurance. .

        Beginning in 1995, we were founded as several companies under the name "Affordable Residential Communities" or "ARC", now known as Hilltop Holdings Inc. or "HTH," for the purpose of engaging in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses. We were formed in July 1998 as a Maryland corporation for the purpose of acting as the investment vehicle for and a co-general partner of our Operating Partnership. In May 2002, we completed a reorganization in which we acquired substantially all the other real property partnerships and other related businesses we had previously organized and operated. As of July 31, 2007, the Company closed the sale of its manufactured communities relate business, and retained ownership of the recently acquired NLASCO.

RECENT DEVELOPMENTS

Redemption of "OP" Units

        During the third quarter of 2007, 55,621 OP Units were redeemed for common stock valued at approximately $0.7 million and 1,355,729 OP Units were redeemed for $17.6 million cash. As of September 30, 2007, there were no minority interest holders in the OP.

Redemption of Series "C" PPUs

        In January 2007, all 705,688 units of our Series "C" PPUs were redeemed according to their terms for 1,628,410 shares of HTH common stock.

In January 2007, we acquired the common stock of NLASCO

        On January 31, 2007, we acquired all of the stock of NLASCO, a privately held property and casualty insurance holding company. In exchange for the stock, NLASCO's shareholders, consisting of C. Clifton Robinson and affiliates, received $105.75 million in cash and 1,218,880 shares of HTH common stock for a total consideration of $122.0 million. In addition, Flexpoint Fund, L.P., a fund managed by Flexpoint Partners, LLC of Chicago, Illinois, invested $20 million to purchase 2,154,763 shares of common stock of the Company.

        In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, we conducted a rights offering to our stockholders. In the rights offering, all holders of HTH common stock as of the record date of December 19, 2006 received one non-transferable right to purchase 0.242 shares of common stock of the Company for each share held. The price at which the additional shares were purchased was $8.00 per share. The rights offering expired on January 23, 2007, and the company issued approximately 7.8 million shares of common stock to existing shareholders at the completion of the rights offering. In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares that they would have been entitled to in the rights offering in a separate private placement transaction. Gerald J. Ford, one of the Company's directors and the beneficial owner of approximately 17.6% of HTH's common stock as of the record date for the rights offering, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

        NLASCO has a history of producing consistent profitability. The results of NLASCO's operations for the three and nine months ended September 30, 2007 are included in these consolidated financial statements.

We appointed C. Clifton Robinson to our Board of Directors

        On March 8, 2007, the Company's board of directors appointed C. Clifton Robinson (69) as a director of the Company. Mr. Robinson is the former chairman and chief executive officer of NLASCO. Pursuant to a Stock Purchase Agreement (the "NLASCO Agreement"), on January 31, 2007, the Company acquired all of the outstanding capital stock of NLASCO from Mr. Robinson and his affiliates for consideration consisting of $105.75 million in cash and 1,218,880 shares of the Company's common stock. Pursuant to the NLASCO Agreement, the Company agreed to take such action as is necessary and appropriate to appoint Mr. Robinson to the Company's board of directors following the consummation of the acquisition.

        In connection with the Company's acquisition of NLASCO, and the issuance of shares of its common stock to Mr. Robinson, on January 31, 2007, the Company entered into a Registration Rights Agreement (the "Robinson Registration Rights Agreement") with Mr. Robinson pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission (the "SEC"), within 18 months after the date of the Robinson Registration Rights Agreement, a registration statement with respect to the resale of the 1,218,880 shares of the Company's common stock issued to Mr. Robinson.

        Additionally, at the closing of the NLASCO acquisition, Mr. Robinson and his son, Gordon Robinson, the former vice chairman and deputy chief executive officer of NLASCO, entered into employment agreements with NLASCO. C. Clifton Robinson's employment agreement provides that he will serve as chairman of NLASCO and will be paid $100,000 per year. Gordon Robinson's employment agreement provides that he will serve as a senior advisor to NLASCO and will be paid $100,000 per year. Both employment agreements are for a one-year term with automatic one-year extensions by agreement of the parties.

        The Company also leases office space for NLASCO and its affiliates in Waco, Texas from affiliates of Mr. Robinson. There are 3 separate leases. The first lease is a month to month lease for office space at a rate of $900 per month. The second lease is a month to month lease at a monthly rental rate of $3,500 per month. The third lease requires payments of $40,408 per month and expires on December 31, 2009, but does have renewal options at the discretion of the lessee.

We closed the sale of our manufactured home communities business

        On July 31, 2007, the Company closed the sale of substantially all of its assets, including the operating assets used in the Company's manufactured home communities business and its manufactured home retail sales and financing businesses to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C. ("Farallon"), Helix Funds LLC ("Helix Funds") and GEM Realty Capital, Inc. ("GEM"). The Company received gross proceeds of $889.3 million in cash, which represents the amount of the excess of the purchase price of $1.794 billion less the indebtedness assumed by American Residential Communities LLC. After giving effect to expenses, taxes, and continued outstanding preferred stock and senior subordinated notes, the Company's net cash balance will be approximately $550 million. The Company used a portion of the proceeds for general working capital, liquidation of OP units, and to repay outstanding obligations. The Company retained its ownership of NLASCO insurance operations, and it will seek to make opportunistic acquisitions with certain proceeds from the transaction.

        In conjunction with this sale, the Company transferred the rights to the "Affordable Residential Communities" name and has changed its name to Hilltop Holdings Inc. In connection with the name change, the Company's New York Stock Exchange trading symbols changed to "HTH" for its common stock and "HTHPRA" for its preferred stock, effective as of August 1, 2007. At the date of the closing of the sale, James F. Kimsey, President, COO and Director and Scott Gesell, Executive Vice President and Secretary resigned their positions with Hilltop.

Lawrence E. Kreider's resignation from HTH

        On June 20, 2007, the Company announced the resignation of Lawrence E. Kreider as Executive Vice President, Chief Financial Officer and Chief Information Officer.

OVERVIEW OF RESULTS

        For the three and nine months ended September 30, 2007, net income attributable to common stockholders was $291.7 million and $272.8 million, or $5.12 per share and $4.85 per share on a fully diluted basis, respectively, as compared to net losses attributable to common stockholders of ($7.9) million and ($17.6) million or ($0.19) per share and ($0.43) per share for the same periods in 2006. Continuing operations accounted for $6.3 million and $3.8 million of the net income for the three months and nine months ended September 30, 2007, respectively, compared to net losses of ($2.6) million and ($8.4) million for the three and nine months ended September 30, 2006. Net income from Discontinued Operations increased to $288.0 million for the three months and $276.7 million for the nine months ended September 30, 2007 primarily due to the sale of the assets related to the manufactured housing business segment that closed on July 31, 2007 (see recent developments above).

Segments

        On July 31, 2007, the Company closed the sale of the manufactured home communities, retail sales and financing of manufactured home businesses to American Residential Communities LLC. and retained ownership of NLASCO. NLASCO operates through its wholly-owned subsidiaries, NLIC and ASIC. Given the homogeneity of our products, the regulatory environments in which we operate, the nature of our customers and our distribution channels, we now monitor, control and manage our business lines as an integrated entity offering providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. Accordingly, the segment information previously provided is no longer used to monitor the company and we have only insurance company segment information to disclose.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

        Strategic Acquisitions.    Hilltop anticipates seeking to make opportunistic acquisitions with certain of the proceeds from the Farallon Transaction, and, if necessary or appropriate, from additional equity or debt financing sources.

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

        Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned NLIC a financial strength rating of "A" (Excellent) and ASIC a rating of "A-" (Excellent) as of June 2007. An "A" rating is the third highest of 15 rating categories used by A.M. Best, and an "A-" rating is the fourth highest of 15 rating categories. In evaluating a company's financial and operating performance, A.M. Best reviews a company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best's expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings. A.M. Best has announced that they have reviewed the terms of our acquisition of NLASCO and do not intend to take action with respect to NLIC or ASIC ratings at this time.

Critical Accounting Policies and Estimates

        The Company has prepared its consolidated financial statements in accordance with GAAP, which require certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. A summary of HTH's significant accounting policies has been provided in its Form 10-K for the year ended December 31, 2006, and NLASCO related policies are included in Section II of this 10Q. Summarized below are those accounting policies that require the most difficult, subjective or complex judgments and that have the most significant impact on HTH's financial condition and results of operations. Management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

        Discontinued Operations.    We consider a community or operation to be a discontinued when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale and if required, appropriate shareholder approvals; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the communities or operations identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the communities or operations classified as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of communities or operations in the period in which the properties are discontinued and recognize any resulting gains on the sales of communities or operations when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS No. 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a community or operation previously classified as held for sale, the community or operation will be reclassified as held and used. A community or operation that is reclassified shall be measured at the lower of its (a) carrying amount before it was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or (b) fair value at the date of the subsequent decision not to sell.

        Losses and Loss Adjustment Expenses.    The liability for losses and loss adjustment expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. The amount of loss reserves for reported claims is based primarily on a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information as adjusted to current conditions.

        When a claim is reported, a "case reserve" is established for the estimated amount of the ultimate payment. This estimate reflects an informed judgment based upon general insurance reserving practices and the experience and knowledge of the company. The estimate considers the nature and value of the specific claim, the severity of injury or damage, and the policy provisions relating to the type of loss. Case reserves are adjusted as more information becomes available.

        We maintain incurred but not reported ("IBNR") reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is estimated based on the volume of premiums written and is reviewed quarterly by our actuaries.

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

        Investment Securities.    Investment securities consist of U.S. Government, mortgage-backed, corporate debt and equity securities. NLASCO classifies its fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity; and its equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which NLASCO has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of trading and available-for-sale securities are determined on a specific identification basis. NLASCO regularly reviews its investment securities to assess whether the amortized cost is impaired and if impairment is other than temporary. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, NLASCO considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

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

        Revenue Recognition.    Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. The Company routinely evaluates the premium receivable balance to determine if an allowance for uncollectible accounts is necessary.

        Other income consists of premium installment charges, which are recognized when earned, and other miscellaneous income.

        Reinsurance.    In the normal course of business, NLASCO seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related the portions of the liability for losses and LAE are reported as assets. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

        The Company accounts for reinsurance contracts under the provisions of Statement of Financial Accounting Standards ("SFAS"), No. 113, "Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts." Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Reinsurance assumed from other companies, including assumed premiums written and earned and losses and LAE, is accounted for in the same manner as direct insurance written.

        Income Taxes.    Effective January 1, 2007, we adopted FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more than likely than not of being sustained upon audit, we do not recognize any portion of the benefits in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

        Goodwill and Other Indefinite Lived Intangible Assets.    Goodwill represents the excess of the cost over fair value of assets of businesses acquired. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, NLASCO determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Other indefinite lived intangible assets consist of $3.0 million of estimated fair value of state licenses acquired in the NLASCO purchase.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

        Revenue.    Revenue for the three months ended September 30, 2007 was $38.0 million. This total is comprised of net premiums earned of $26.3 million, net investment income of $10.0 million and other income of $1.8 million. The vast majority of this revenue consisted of $30.3 million in property and casualty insurance revenues generated by NLASCO. The remaining $7.7 million was interest income earned by Hilltop on the net proceeds received from the sale of its manufactured housing businesses. Revenues related to the manufactured housing business lines have been reclassified to discontinued operations and are presented net in the caption "Loss from discontinued operations."

        Underwriting Results.    The following table shows the components of the Company's underwriting gain for the three months ended September 30, 2007. The Company's underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

Three Months Ended September 30, 2007
Direct premiums written	$32,426

Net premiums written	$29,532

Net premiums earned	$26,265
Loss and LAE	13,772
Policy acquisition and other underwriting expenses	8,949

Underwriting gain	$3,544

Loss and LAE ratio	52.4%
Policy acquisition and other underwriting expense ratio	34.1%
Combined ratio	86.5%

        The Company seeks to operate at a Combined Ratio of no greater than 85.0%. Loss ratio's are ratio's that express the relationship of losses to premiums. Loss and LAE ration is loss and LAE expenses divided by net premiums earned for the same period. Policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense divided by net premiums earned for the same period. Combined ratio gives you the sum of both previous ratios.

        Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During a soft market, price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business as well as retain exposures which are adequately priced. Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy accepting only risks that are appropriately priced, while declining risks which are under priced for the level of coverage provided.

        Direct premiums written by major business product for the three months ended September 30, 2007 are presented in the table below (in thousands):

Three Months Ended September 30, 2007
Direct Premiums Written:
Homeowners	$14,244
Fire	12,645
Mobile Home	3,842
Commercial	1,563
Other	132

$32,426

        Total direct premiums written decreased slightly for the three months ended September 30, 2007 for all of the insurance products, due in part on management's decision not to renew business in certain markets, as well as, the overall soft insurance market. The lower volume of policies written was partially offset by a slight increase in the average premium per policy written.

        Net premiums written by major business segment for the three months ended September 30, 2007 are presented in the table below (in thousands):

Three Months Ended September 30, 2007
Net Premiums Written
Homeowners	$13,927
Fire	10,900
Mobile Home	3,238
Commercial	1,352
Other	115

$29,532

        Total net premiums written were down for the three months ended September 30, 2007 as a direct result of the lower volume of direct written premiums.

        Net premiums earned by major business segment for the three months ended September 30 are presented in the table below (in thousands):

Three Months Ended September 30, 2007
Net Premiums Earned:
Homeowners	$11,472
Fire	9,873
Mobile Home	3,659
Commercial	1,166
Other	95

$26,265

        Net premiums earned for the three months ended September 30, 2007 were flat compared to previous quarters. The premium revenue is earned over the life of the policies, generally twelve months. On the date NLASCO was acquired by Hilltop, the unearned premium balance was adjusted to fair market value as is required under GAAP.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the three months ended September 30, 2007 were are follows (in thousands):

Three Months Ended September 30, 2007
Amortization of deferred policy acquisition costs	$4,291
Other underwriting expenses	4,658

Total policy acquisition and other underwriting expenses	$8,949

Net premiums earned	$26,265

Expense ratio	34.1%

        Policy acquisition costs remain consistent with the previous quarters' in 2007. The first quarter expense ratio was 38.6% and the second quarter had a 32.0% ratio.

        Loss and Loss Adjustment Expenses.    Loss and loss adjustment expenses are recognized based on formula and case basis estimates for losses reported in respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and loss adjustment expense ratio is calculated by taking the ratio of incurred losses and loss adjustment expenses to net premiums earned. As NLASCO was acquired by HTH in January 2007, no loss and loss adjustment expenses were incurred by HTH in 2006. The loss and loss adjustment expense ratio for the three months ended September 30, 2007 of 52.4% has been adjusted to remove the effect of losses attributable to the prior owner.

        The Company's net loss and LAE and the gross loss and LAE ratios for the three months ended September 30, 2007 are shown in the tables below (in thousands):

Three Months Ended September 30, 2007
Loss and LAE:
Homeowners	$7,043
Fire	4,538
Mobile Home	1,769
Commercial	373
Other	49

$13,772

Loss and LAE Ratio:
Homeowners	61.4%
Fire	46.0%
Mobile Home	48.3%
Commercial	32.0%
Other	51.5%

52.4%

        General and Administrative Expense.    General and administrative expense for the three months ended September 30, 2007 was $2.2 million, as compared to $2.1 million for the three months ended September 30, 2006, an increase of $0.1 million, or 5%.

        Depreciation and Amortization Expense.    Depreciation and amortization expense was $0.6 million, for the three months ended September 30, 2007 and $48,000 for the three months ended September 30, 2006. This increase was primarily caused by amortization of intangibles recorded as a result of the NLASCO acquisition.

        Interest Expense.    Interest expense for the three months ended September 30, 2007 was $2.9 million, as compared to $1.9 million for the three months ended September 30, 2006, an increase of $1.0 million, or 54%. The increase in interest expense is due to the debt acquired in the NLASCO purchase.

        Minority Interest.    Minority interest for the three months ended September 30, 2007 was ($11,000) as compared to $8,000 for the three months ended September 30, 2006. This reflects the improved results in 2007; however, minority interest only affected the first month of the third quarter in 2007 as all minority interest holders were eliminated in conjunction with the closing of the asset sale on July 31, 2007.

        Income Taxes.    The Company had no aggregate income tax expense or benefit for the year ended December 31, 2006. However, we recognized a tax expense for the three months ended September 30, 2006 to (a) provide for an intra-period income tax allocation whereby we recorded an income tax benefit from continuing operations of $1.4 million and an income tax expense from discontinued operations of $.9 million in accordance with SFAS No. 109 and (b) deferred the resulting income tax benefit from continuing operations to future interim periods using an estimated annual effective tax rate in accordance with Accounting Principles Board No. 28 Interim Financial Reporting and FASB Interpretation No.18 Accounting for Income Taxes in Interim Periods. For the three months ended September 30, 2007, we recognized deferred tax expense for the utilization of net operating losses as a result of income generated by NLASCO.

        Discontinued Operations.    On July 31, 2007 the Company closed the sale of certain of its assets, including the operating assets of the Company's manufactured home businesses to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC, and GEM Realty Capital, Inc. The Company received gross proceeds of $889.3 million in cash, which represents the amount of the excess of $1.794 billion over the indebtedness assumed by American Residential Communities LLC. The Company recorded a gain on the sale of the manufactured home business of $364.3 million in the three months ended September 30, 2007.

        During the third quarter of 2006, the Company closed three community sales, comprising $6.7 million of cash proceeds net of related debt, defeasance and other closing costs of $14.7 million. A gain of $5.2 million was recorded on the sale of these communities in the third quarter of 2006.

        Preferred Stock Dividend.    On September 17, 2007, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable October 30, 2007, amounting to $2.6 million. For the quarter ended September 30, 2006, the dividend declared also was $0.5156 per share, or $2.6 million.

        Net Income (Loss) Attributable to Common Stockholders.    As a result of the foregoing, our net income attributable to common stockholders was $291.7 million for the three months ended September 30, 2007, as compared to a net loss of $7.9 million for the three months ended September 30, 2006, an increase of $299.6 million. The majority of this is due to the sale of the manufactured housing communities' line of business and its manufactured housing retail sales and finance line of business.

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

        Revenue.    Revenue for the nine months ended September 30, 2007 was $87.7 million. This total is comprised of net premiums earned, of $69.5 million, net investment income of $13.3 million, $0.1 million in realized gains on the sale of investments and other income of $4.8 million. The vast majority of this revenue consisted of $80.1 million in property and casualty insurance revenues generated by NLASCO. The remaining $7.6 million was interest income earned by Hilltop on the net proceeds received from the sale of its manufactured housing businesses. Revenues related to these business lines have been reclassified to discontinued operations and are presented net in the caption "Loss form discontinued operations."

        Underwriting Results.    The following table shows the components of the Company's underwriting gain or loss for the nine months ended September 30, 2007. The Company's underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

Nine Months Ended September 30, 2007
Direct premiums written	$92,012

Net premiums written	$86,389

Net premiums earned	$69,462
Loss and LAE	41,289
Policy acquisition and other underwriting expenses	23,472

Underwriting gain	$4,701

Loss and LAE ratio	59.4%
Policy acquisition and other underwriting expense ratio	33.8%
Combined ratio	93.2%

        The company seeks to operate at a Combined Ratio of no greater than 85.0%. The high volume of weather related claims earlier in 2007, have caused this ratio to be higher than expected.

        Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During a soft market price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business as well as retain exposures which are adequately priced. Although we recognize the need to remain competitive in the marketplace, the NLASCO remains committed to its disciplined underwriting philosophy only accepting risks that are appropriately priced while declining risks which are under priced for the level of coverage provided.

        Direct premiums written by major business segment for the nine months ended September 30, 2007 are presented in the table below (in thousands):

Nine Months Ended September 30, 2007
Direct Premiums Written:
Homeowners	$40,788
Fire	35,345
Mobile Home	11,242
Commercial	4,321
Other	316

$92,012

        Total Direct premiums written decreased slightly for the nine months ended September 30, 2007 for all of our products, due in part on management's decision not to renew business in certain markets, as well as the overall soft insurance market. The lower volume of policies written was partially offset by a slight increase in the average premium per policy written.

        Net premiums written by major business segment for the nine months ended September 30, 2007 are presented in the table below (in thousands):

Nine Months Ended September 30, 2007
Net Premiums Written
Homeowners	$41,334
Fire	31,336
Mobile Home	9,590
Commercial	3,847
Other	282

$86,389

        Total net premiums written were down for the nine months ended September 30, 2007 as a direct result of the lower volume of direct written premiums.

        Net premiums earned by major business segment for the nine months ended September 30, 2007 are presented in the table below (in thousands):

Nine Months Ended September 30, 2007
Net Premiums Earned:
Homeowners	$30,629
Fire	26,029
Mobile Home	9,563
Commercial	3,038
Other	202

$69,462

        Net premiums earned for the nine months ended September 30, 2007 were down slightly. The premium revenue is earned over the life of the policies, generally twelve months. On the date NLASCO Inc was acquired, the unearned premium balance was adjusted to fair market value as is required under GAAP.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the nine months ended September 30, 2007 were as follows (in thousands):

Nine Months Ended September 30, 2007
Amortization of deferred policy acquisition costs	$11,548
Other underwriting expenses	11,924

Total policy acquisition and other underwriting expenses	$23,472

Net premiums earned	$69,462

Expense ratio	34%

        On the date of acquisition, all of NLASCO's deferred policy acquisition costs were written off as required by GAAP. Deferred policy acquisition costs are being reestablished over a twelve month period. The above totals include the effect of rebuilding the deferred policy acquisition costs asset.

        Loss and Loss Adjustment Expenses.    Loss and loss adjustment expenses are recognized based on formula and case basis estimates for losses reported in respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and loss adjustment expense ratio is calculated by taking the ratio of incurred losses and loss adjustment expenses to net premiums earned. As NLASCO was acquired by HTH in January 2007, no loss and loss adjustment expenses were incurred by HTH in 2006. The loss and loss adjustment expense ratio for the eight months ended September 30, 2007 of 59.4% has been adjusted to remove the effect of losses attributable to the prior owner.

        The Company's net loss and gross LAE and LAE ratios for the nine months ended September 30, 2007 are shown in the tables below (in thousands):

Nine Months Ended September 30, 2007
Loss and LAE:
Homeowners	$19,713
Fire	15,225
Mobile Home	4,760
Commercial	1,506
Other	85

$41,289

Loss and LAE Ratio:
Homeowners	64.4%
Fire	58.5%
Mobile Home	49.8%
Commercial	49.6%
Other	42.1%

59.4%

        General and Administrative Expense.    General and administrative expense for the nine months ended September 30, 2007 was $7.4 million, as compared to $5.4 million for the nine months ended September 30, 2006, an increase of $2.0 million, or 37%. The increase partially was due to a charge of $0.6 million for stock option expense as well as an increase in salaries and benefits of $0.7 million, and other expenses of $0.3 million.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the nine months ended September 30, 2007 was $1.6 million, as compared to $0.1 million for the nine months ended September 30, 2006, an increase of $1.5 million. This increase primarily was caused by amortization of intangibles recorded from the NLASCO acquisition.

        Interest Expense.    Interest expense for the nine months ended September 30, 2007 was $8.2 million, as compared to $5.5 million for the nine months ended September 30, 2006, an increase of $2.7 million, or 50%. The increase in interest expense is due to the debt acquired in the NLASCO purchase.

        Minority Interest.    Minority interest for the nine months ended September 30, 2007 was $0.1 million as compared to $0.1 million for the nine months ended September 30, 2006. Minority interest only affected the first seven months of 2007 as all minority interest holders were eliminated in conjunction with the closing of the asset sale on July 31, 2007.

        Income Taxes.    The Company had no aggregate income tax expense or benefit for the year ended December 31, 2006. However, we recognized a tax expense for the nine months ended September 30, 2006 to (a) provide for an intra-period income tax allocation whereby we recorded an income tax expense from continuing operations of $2.6 million and an income tax benefit from discontinued operations of $7.0 million in accordance with SFAS No. 109 and (b) deferred the resulting income tax benefit to future interim periods using an estimated annual effective tax rate in accordance with APB 28 and FIN 18. For the nine months ended September 30, 2007, we recognized deferred tax expense for the utilization of net operating losses as a result of income generated by NLASCO.

        Discontinued Operations.    On July 31, 2007, the Company closed the sale of substantially all of its assets, including the operating assets of the Company's manufactured home businesses, to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC, and GEM Realty Capital, Inx. The Company received gross proceeds of $889.3 million in cash, which represents the amount of the excess of $1.794 billion over the indebtedness assumed by American Residential Communities LLC. The Company recorded a gain on the sale of the manufactured home business of $363.9 million in the nine months ended September 30, 2007.

        During the first nine months of 2006, the Company closed 39 community sales, comprising $83.7 million of cash proceeds net of related debt, defeasance and other closing costs of $74.3 million. A gain of $31.1 million was recorded on the sales of these communities in the first nine months of 2006.

        Preferred Stock Dividend.    On March 14, 2007, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2007, amounting to $2.6 million. On April 26, 2007, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable July 30, 2007, amounting to $2.6 million. On September 17, 2007, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable on October 30, 2007, amounting to $2.6 million. For the nine months ended September 30, 2006, the dividends declared were $1.55 per share, or $7.8 million.

        Net Income (Loss) Attributable to Common Stockholders.    As a result of the foregoing, our net income attributable to common stockholders was $270.7 million for the nine months ended September 30, 2007, as compared to a net loss of $17.6 million for the nine months ended September 30, 2006, an increase of $288.3 million.

LIQUIDITY AND CAPITAL RESOURCES

General

        Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1,150 million at September 30, 2007. On July 31, 2007, the Company closed the sale of substantially all of its assets, including the operating assets used in the Company's manufactured home communities business and its manufactured home retail sales and financing businesses in the Farallon Transaction and received gross proceeds of $889.3 million in cash. Of this amount, as of September 30, 2007, the Company has invested $850 million in U.S. government securities. On July 31, 2007, upon the completion of the Farallon Transaction, the buyer assumed approximately $943 million of the Company's debt. As of September 30, 2007, the Company had approximately $142.4 million of debt, consisting of approximately $90.9 million of senior exchangeable notes and approximately $51.5 million of debt owed by NLASCO and its subsidiaries.

        Hilltop anticipates seeking to make opportunistic acquisitions with certain of the proceeds from the Farallon Transaction, and, if necessary or appropriate, from additional equity or debt financing sources.

        At September 30, 2007, we had approximately $895.6 million of cash and cash equivalents and $136.2 million of investments as compared to $29.3 million of cash and cash equivalents at December 31, 2006.

        As of September 30, 2007, our short-term liquidity needs included (a) funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), (b) funds to pay our insurance claims and (c) funds to service the debt represented by our senior exchangeable notes.

Restrictions on Dividends and Distributions

        Aside from investment income on Hilltop's invested assets, as a holding company Hilltop relies on dividends and other permitted distributions from its subsidiaries. The payment of dividends from Hilltop's insurance subsidiaries NLIC and ASIC are subject to significant regulatory restrictions and limitations under debt agreements limiting their ability to declare and pay dividends in the event of a default.

        Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. NLIC and ASIC did not pay any dividends to NLASCO during the eight months ended September 30, 2007. At September 30, 2007, the maximum dividend that may be paid to NLASCO in 2007 without regulatory approval is approximately $21.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2007, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the NAIC has adopted risk-based capital, or "RBC", requirements for insurance companies that establishes minimum capital requirements relating to insurance risk, assess credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2007, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

        We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to carry out our normal business activities, including dividend payments on our Series A cumulative redeemable preferred stock and debt payments on our senior exchangeable notes.

Sources and Uses of Funds

        Our liquidity requirements are met primarily by positive cash flow from operations and investment activity. Primary sources of cash from insurance operations are premiums and other considerations, net investment income and investment sales and maturities. Primary uses of cash include payments of benefits, operating expenses and income taxes and purchases of investments.

        Our primary investment objectives are to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. Our strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constitute $171.9 million, or 94.7%, of NLASCO's cash and investments at September 30, 2007. Although there is not intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

        Our investment committee meets regularly to review the portfolio performance and investment markets in general. Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        Cash provided by operations was $9.7 million and $25.3 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash provided by operations for 2007 as compared to 2006 primarily was due to the sale of the manufactured housing business lines.

        Cash provided by investing activities was $795.1 million in the nine months ended September 30, 2007, compared with $138.8 million in the same period in 2006. The increase in cash from investing activities primarily was due to the sale of our manufactured housing business lines, partially offset by the acquisition of NLASCO and the investing activities of the insurance operation.

        Cash provided by financing activities was $61.4 million in the nine months ended September 30, 2007, compared with cash used in financing activities of $161.0 million in the same period in 2006. The increase in cash from financing activities primarily was due to proceeds received from our common stock rights offering and stock issuances in connection with the NLASCO acquisition. In the first nine months of 2006 we used cash to refinance and pay down existing debt.

        We believe that existing cash and investment balances, when combined with anticipated cash flows from operations and dividends from our insurance companies, will be adequate to meet our expected liquidity needs for the reasonably foreseeable future. We will continue to pursue and investigate possible strategic investments. In that connection, we may need to secure external financing. We cannot assure you that we will be successful in obtaining any such financing or in the implementation of our business plan. See item 1A. Risk Factors.

Inflation

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three and nine months ended September 30, 2007 and 2006. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

COMMITMENTS

        At September 30, 2007, we had approximately $142.4 million of consolidated indebtedness outstanding with the following repayment obligations (in thousands).

	Principal Commitments			Interest Commitments			Total Debt Commitments
	Fixed	Variable	Total	Fixed	Variable	Total	Fixed	Variable	Total
2007	$—	$4,018	$4,018	$1,703	$1,113	$2,816	$1,703	$5,131	$6,834
2008	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
2009	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
2010	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
2011	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
Thereafter	90,850	47,500	138,350	93,144	97,490	190,634	183,994	144,990	328,984

Commitments	$90,850	$51,518	$142,368	$122,103	$115,967	$238,070	$212,953	$167,485	$380,438

        NLASCO's loss reserves do not have contractual maturity dates. However, based on historical payment patters, the following table estimates when management expects the loss reserves to be paid.

The timing of claim payments is subject to significant uncertainty. NLASCO maintains a portfolio of investments with varying maturities to provide adequate cash flows for the payment of claims.

Reserves
2007	$3,974
2008	11,921
2009	2,203
2010	501
2011	190
Thereafter	189

Commitments	$18,978

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

        As of September 30, 2007, our total debt outstanding was approximately $142.4 million, comprised of approximately $90.9 million, or 63.8%, of indebtedness subject to fixed interest rates and approximately $51.5 million, or 36.2% of our total consolidated debt, subject to variable interest rates.

        If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $64,000 annually.

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

        The fair value of debt outstanding as of September 30, 2007 was approximately $142.4 million.

        The following table sets forth certain information with respect to our indebtedness outstanding as of September 30, 2007 (in thousands).

	Fixed	Variable	Total
2007	$—	$4,018	$4,018
2008	—	—	—
2009	—	—	—
2010	—	—	—
2011	—	—	—
Thereafter	90,850	47,500	138,350

Commitments	90,850	51,518	142,368

ITEM 4. CONTROLS AND PROCEDURES

          (a)   Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

          (b)   Internal Control Over Financial Reporting. HTH sold its manufactured housing business lines and relocated its corporate office to Dallas, TX during the period to which this report relates. In conjunction with this, principal accounting responsibilities have been moved to NLASCO. The change in internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), are currently being reviewed as NLASCO was a privately held company previously not subject to the requirements of the Exchange Act.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

        Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should consider carefully these risk factors together with all of the other information included in this report before making any investment decisions. The following Risk Factors could adversely affect our revenue, expenses, net income, cash flow, ability to pay or refinance our debt obligations, ability to make distributions to our stockholders, and/or the per share trading price of our common stock.

Risks Related to Our Operations

        Following the completion of the asset sale in July 2007, we are no longer engaged in a business primarily based on real estate.

        Prior to the sale of assets to American Residential Communities LLC ("Buyer"), an affiliate of Farallon Capital Management L.L.C. (the "Farallon Transaction"), the most significant portion of our assets was real estate assets. Today, our remaining assets are non-real estate assets, including the NLASCO business, and cash proceeds from the asset sale. By selling substantially all of our assets, including operating assets used in our manufactured home communities business to Buyer, we have exited the manufactured home community business. We are now primarily focused on the NLASCO insurance business and the utilization of the cash proceeds from the asset sale.

        We intend to engage in strategic acquisitions and investments.

        We anticipate seeking to make opportunistic acquisitions with certain of the proceeds from the asset sale. However, there is no assurance that we will be able to identify suitable acquisitions, consummate acquisitions or successfully integrate acquired personnel and operations. Even if we identify suitable acquisitions, we may not be able to make acquisitions or investments on commercially acceptable terms, if at all. The success of any acquisition will depend upon, among other things, the ability of management and our employees to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers and clients of acquired businesses. In addition, any acquisitions we undertake may involve certain other risks, including consumption of available cash resources, potentially dilutive issuances of equity securities and the diversion of management's attention from other business concerns. We may also need to make further investments to support the acquired company and may have difficulty identifying and acquiring the appropriate resources. There can be no assurance that any acquisitions we undertake will perform as expected. We may enter, on our own and through acquisitions, into new lines of business or initiate new service offerings, whether related or unrelated to our insurance business. Our success in any such endeavor will depend upon, among other things, the ability of management to identify suitable opportunities, successfully implement sound business strategies and avoid the legal and business risks of any new line of business or service offering and/or an acquisition related thereto. There can be no assurance that we will be able to do any of the foregoing. In addition, any such undertakings may result in additional costs without an immediate increase in revenues and may divert management's attention from the operation and growth of our core business.

        We may change our investment and financing strategies and enter into new lines of business without stockholder consent, which may result in riskier investments than our current investments.

        We may change our business, investment and financing strategies and enter into new lines of business at any time without the consent of our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, our current investments and business. A change in our investment strategy or our entry into new lines of business may increase our exposure to interest rate and other risk or real estate market fluctuations.

        We have reported historical accounting losses on a consolidated basis in the past, and we may continue to report accounting losses in the future.

        Although we had net income available to common stockholders of $272.8 million for the nine months ended September 30, 2007, we have had net losses of $27.7 million, $194.8 million and $94.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of September 30, 2007, our retained deficit was $222.2 million. There can be no assurance that we will not continue to incur net losses in the future.

        Our business could be harmed if key personnel terminate their employment with us.

        Our success is dependent on the efforts of our executive officers and senior management team. The loss of their services could materially and adversely affect our operations.

        Applicable insurance laws may make it difficult to effect a change of control of Hilltop.

        NLIC and ASIC are domiciled in Texas. Before a person can acquire control of an insurance company domiciled in Texas, prior written approval must be obtained from the Texas Department of Insurance. Acquisition of control would be presumed on the acquisition, directly or indirectly, of 10% or more of Hilltop's outstanding voting stock, unless the regulators determine otherwise. Prior to granting approval of an application to acquire control of a domestic insurer, the Texas Department of Insurance will consider factors such as:

  •
  the financial strength of the acquirer;

  •
  the integrity and management experience of the acquirer's board of directors and executive officers;

  •
  the acquirer's plans for the management of the insurer;

  •
  the acquirer's plans to declare dividends, sell assets or incur debt;

  •
  the acquirer's plans for the future operations of the domestic insurer;

  •
  the impact of the acquisition on continued licensure of the domestic insurer;

  •
  the impact on the interests of Texas policyholders; and

  •
  any anti-competitive results that may arise from the consummation of the acquisition of control.

        These laws may discourage potential acquisition proposals of Hilltop and may delay, deter or prevent a change of control of Hilltop, including transactions that some or all of our stockholders might consider desirable.

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

        Our net operating loss and other carryovers may be limited if the Company undergoes an ownership change. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership in the Company by more than 50 percentage points looking back over the prior three-year period. If an ownership change occurs, our ability to use our NOLs to reduce income taxes is limited to an annual amount, or a Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service, or IRS. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such excess NOLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. Whether or not an ownership change occurs, the carryforward period for NOLs is either 15 or 20 years from the year in which the losses giving rise to the NOLs were incurred. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the unused portion of that NOL would be lost. Our use of new NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new NOLs arose).

        Based on our knowledge of stockholder ownership of Hilltop, we do not believe that an ownership change has occurred since our initial public offering, or IPO, that would limit our post-IPO NOLs. Accordingly we believe that there is no annual limitation under Section 382 of the Code imposed on our use of post-IPO NOLs to reduce future taxable income. Our pre-IPO NOLs are subject to an annual limitation of approximately $17 million annually. This annual limitation may cause $12 million of our pre-IPO NOLs not to be used before the pre-IPO NOLs expire.

        The determination of whether an ownership change has occurred or will occur is complicated and therefore, no assurance can be provided as to whether an ownership change has occurred or will occur. We have not obtained, and currently do not plan to obtain, an IRS ruling or opinion of counsel regarding our conclusions as to whether the pre-IPO NOLs or post-IPO NOLs are subject to any such limitations. In addition, limitations imposed by Section 382 may prevent us from issuing additional common stock to raise capital or to acquire businesses or properties. To the extent not prohibited by our charter, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change.

        In order to avoid an ownership change and preserve the benefits of the Company's NOLs, on July 11, 2006, the Company entered into a rights plan, which would have been exercisable if a person or group acquired beneficial ownership of 5% or more of our common stock or commenced a tender or exchange offer upon consummation of which such person or group would beneficially own 5% or more of our common stock. At a special meeting of stockholders held on January 23, 2007, the Company's stockholders approved an amendment to the Company's charter to restrict certain acquisitions of the Company's securities in order to preserve the benefit of the Company's NOLs. The Company's board of directors amended our rights plan on January 24, 2007, effectively terminating our rights plan. If any of our stockholders increase their beneficial ownership percentage in our common stock through future acquisitions, there is an increased possibility that the provisions under the charter amendment may be triggered.

Risks Related to the NLASCO Acquisition

        Our management has limited prior experience operating an insurance company like NLASCO and therefore may have difficulty in successfully and profitably operating NLASCO or complying with regulatory requirements applicable to insurance companies.

        Our management has limited experience operating an insurance company like NLASCO or complying with regulatory requirements applicable to insurance companies like NLASCO. Operating an insurance company is complex. The insurance industry is highly competitive and has historically been characterized by periods of significant price competition, alternating with periods of greater pricing discipline during which competitors focus on other factors. In addition, insurance companies are subject to comprehensive regulation and supervision in those states in which they write insurance policies and in which they are domiciled. Significant changes in the political and regulatory climate could result in changes in these laws and regulations and could make it more expensive or less profitable for us to manage an insurance company. Because we could encounter difficulties in operating an insurance company and complying with regulatory requirements applicable to insurance companies, you should be especially cautious in drawing conclusions about the ability of our management team to execute its business strategies as they relate to NLASCO.

        We may fail to realize many of the anticipated potential benefits of the NLASCO acquisition.

        Achieving the anticipated benefits of the acquisition will depend in part upon whether we can integrate NLASCO's operations into our own in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of certain operations requires the dedication of significant management resources, which may temporarily distract management's attention from its other day-to-day business. Employee uncertainty and/or lack of management focus during the integration process may also disrupt our business and NLASCO's business. Any inability of our management to integrate successfully NLASCO's operations into our own could have a material adverse effect on our business and results of our operations. We may not be able to achieve the anticipated development and marketing of more comprehensive insurance product offerings, cost savings, revenue growth or the consistent use of our best practices. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration and transition process, could have an adverse effect upon our revenues, level of expenses and operating results, which may affect the value of our common stock.

        We may need to incur significant costs to ensure that NLASCO is in compliance with Sarbanes-Oxley and even after making such expenditures, we may not be able to achieve compliance.

        Prior to its acquisition by Hilltop, NLASCO was not required to be in compliance with the provisions of Sarbanes-Oxley ("SOX") regarding the adequacy of its internal controls. Since Hilltop affiliated entities are required to comply with SOX, we could incur substantial costs and use a substantial amount of our management's time to develop the internal controls of NLASCO to achieve compliance with SOX. The incurrence of substantial costs to achieve compliance could adversely affect our financial condition. If we fail to implement, achieve or maintain an effective system of internal controls or to prevent fraud, such failures would require additional disclosures in certain of our filings and we could suffer losses and could be subject to costly litigation. In addition, if we would be required to make additional disclosures in our SEC filings, investors could lose confidence in our reported financial information, and our image and operating results could be harmed, which could have a negative effect on the trading price of our common stock. Further, the Farallon Transaction has resulted in the transfer of employment of many of the current personnel responsible for such compliance and consequently could have a material impact on such compliance process.

        If the NLASCO acquisition's benefits do not meet the expectations of our stockholders or financial or industry analysts, the market price of our common stock may decline.

        The market price of our common stock may decline as a result of the NLASCO acquisition if:

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

        Under the NLASCO Agreement, we have agreed, subject to certain minimum and maximum thresholds and other limitations, to indemnify the sellers, as defined in the NLASCO stock purchase agreement, against any breach of any representation, warranty or covenant made in connection with the acquisition. These indemnification obligations generally survive closing of the acquisition. Any indemnity payment that we may be required to make to the sellers could harm our financial results and/or adversely affect our business.

Risks Related to NLASCO's Business and NLASCO's Industry

        The occurrence of severe catastrophic events may have a material adverse effect on NLASCO, particularly because NLASCO conducts business in a concentrated geographic area.

        NLASCO expects to have large aggregate exposures to natural and man-made disasters, such as hurricanes, hail, tornados, windstorms, floods, wildfires and acts of terrorism. NLASCO expects that its loss experience generally will include infrequent events of great severity. Hurricanes Katrina and Rita, which occurred on August 29 and September 24, 2005, respectively, are such examples. The risks associated with natural and man-made disasters are inherently unpredictable, and it is difficult to predict the timing of these events with statistical certainty or estimate the amount of loss any given occurrence will generate. Although NLASCO may attempt to exclude certain losses such as terrorism and other similar risks from some coverage's NLASCO writes, it may not be successful in doing so. The extent of losses from a catastrophe is a function of both the total amount of policyholder exposure in the geographic area affected by the event and the severity of the event. The occurrence of losses from catastrophic events may have a material adverse effect on NLASCO's ability to write new business and on its financial condition and results of operations. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and NLASCO expects that these factors will increase the severity of losses in the future. Factors that may influence NLASCO's exposure to losses from these types of events in addition to the routine adjustment of losses include: exhaustion of reinsurance coverage; increases in reinsurance rates; unanticipated litigation expenses; unrecoverability of ceded losses; impact on independent agent operations and future premium income in areas affected by catastrophic events; unanticipated expansion of policy coverage or reduction of premium due to regulatory, legislative and/or judicial action following a catastrophic event; and unanticipated demand surge related to other recent catastrophic events, among others.

        NLASCO writes insurance primarily in the states of Texas, Arizona, Tennessee, Oklahoma and Louisiana. In 2006, premiums written in Texas accounted for 72% of direct written premiums. So far in 2007, Texas has accounted for 72%, Arizona 10%, Tennessee 7%, Oklahoma 4%, Louisiana 2%, and the other states we do business in account for the other 4% of our premiums. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting this region or significant portions of this region could adversely affect NLASCO's financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although NLASCO purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $200 million, NLASCO's losses would exceed the limits of its reinsurance coverage.

        NLASCO is exposed to claims related to severe weather and the occurrence of severe weather may result in an increase in claims frequency and exposure amount and could materially adversely affect its financial condition.

        NLASCO is subject to claims arising out of severe weather, such as hurricanes, tornados, rainstorms, snowstorms, hailstorms, windstorms and ice storms that may have a significant effect on its financial condition and results of operations. The majority of its business is written in Texas, Arizona and Oklahoma, which have experienced extreme drought conditions, making the risk of loss from wildfires more prevalent. The incidence and severity of weather conditions are inherently unpredictable. Some forecasters predict that the world is currently in a cycle of more numerous and more severe hurricanes.

        NLASCO's insured risks generally exhibit higher losses in the second and third quarters of the year due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second quarter historically has experienced the highest frequency of losses associated with these events. For example, for the last five years, the contribution of weather-related catastrophes to the consolidated second quarter net loss ratio was on average approximately four points greater than the average contribution of such catastrophes in the other three quarters. Hurricanes are more likely to occur in the third quarter.

        From 2002 through 2006, NLASCO's average annual net catastrophe losses after reinsurance recoveries were $5.9 million, with an average of two catastrophic events in excess of $1.0 million in losses per year. During this period, the year least impacted by catastrophes (2001) experienced no catastrophic events while the year most impacted (2005) experienced $12.9 million in such losses with two events exceeding $1.0 million. Before reinsurance recoveries, NLASCO incurred $117.2 million (including loss adjustment expenses) in catastrophe related losses in 2005, primarily related to hurricane losses from Katrina and Rita. However, NLASCO's net loss after reinsurance for the two hurricanes was $12.9 million. NLASCO incurred $6.0 million (including loss adjustment expenses) in catastrophe related losses for the year ended December 31, 2006. For the year ended December 31, 2006, NLASCO's net catastrophe loss experience was $4.5 million after reinsurance. NLASCO experienced no catastrophic events exceeding the NLASCO's retention in 2007. NLASCO incurred $5.5 million (including loss adjustment expenses) in catastrophic related losses for the period ending September 30, 2007. For the period ending September 30, 2007, NLASCO's net catastrophic loss experience was $4.9 million after reinsurance. In addition, NLASCO is exposed to an increase in claims frequency and exposure amount under the homeowners and dwelling fire insurance it writes because property damage may result from severe weather conditions

        Due to the inherent inability to accurately predict the severity and frequency of catastrophe losses, higher than expected catastrophe losses could materially adversely affect NLASCO's financial condition.

        NLASCO utilizes catastrophe modeling to assess its probable maximum insurance losses from hurricane and other wind/hail perils and to structure its catastrophe reinsurance program to minimize its exposure to high severity/high frequency types of losses. Hurricane Katrina highlighted the challenges inherent in predicting the impact of catastrophic events, such as a severe hurricane. The catastrophe models generally failed to adequately project the financial impact of Hurricane Katrina. This experience highlights the limitations inherent in the use of modeling as a means of risk assessment/abatement. If the exposure amount and frequency of catastrophe losses are higher than predicted under NLASCO's modeling, NLASCO's financial condition may be materially adversely affected.

        If NLASCO cannot price its business accurately, its profitability and the profitability of its insurance companies could be materially adversely affected.

        NLASCO's results of operations and financial condition depend on its ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. To price its products accurately, NLASCO must (1) collect and properly analyze a substantial amount of data, (2) develop, test and apply appropriate pricing techniques, (3) closely monitor and recognize changes in trends in a timely manner and (4) project both severity and frequency of losses with reasonable accuracy. NLASCO's ability to undertake these efforts successfully and price its products accurately is subject to a number of risks and uncertainties, some of which are outside its control, including:

  •
  the availability of sufficient reliable data and NLASCO's ability to properly analyze available data;

  •
  changes in applicable legal liability standards and in the civil litigation system generally;

  •
  NLASCO's selection and application of appropriate pricing techniques;

  •
  NLASCO's ability to obtain regulatory approval, where necessary;

  •
  the uncertainties that inherently characterize estimates and assumptions; and

  •
  NLASCO's ability to obtain adequate premium rates to offset higher reinsurance costs.

        Consequently, NLASCO could under-price risks, which would adversely affect its profit margins, or it could overprice risks, which could reduce its competitiveness and sales volume. In either case, its profitability and the profitability of its insurance companies could be materially adversely affected.

        If NLASCO's actual losses and loss adjustment expenses exceed its loss and expense estimates, its financial condition and results of operations could be materially adversely affected.

        NLASCO's financial condition and results of operations depend upon its ability to assess accurately the potential losses associated with the risks that it insures. NLASCO establishes reserve liabilities to cover the payment of all losses and loss adjustment expenses incurred under the policies that it writes. Such liability estimates include case estimates, which are established for specific claims that have been reported to NLASCO, and liabilities for claims that have been incurred but not reported, or IBNR. Loss adjustment expenses represent expenses incurred to investigate and settle claims. To the extent that losses and loss adjustment expenses exceed estimates, NLIC and ASIC will be required to increase their reserve liabilities and reduce their income before income taxes in the period in which the deficiency is identified. In addition, increasing reserves causes a reduction in policyholders' surplus and could cause a downgrading of the ratings of NLIC and ASIC. This in turn could hurt the ability to sell insurance policies.

        The liability estimation process for NLASCO's casualty insurance coverage possesses characteristics that make case and IBNR reserving inherently less susceptible to accurate actuarial estimation than is the case with property coverage's. Unlike property losses, casualty losses are claims made by third parties of which the policyholder may not be aware and therefore may be reported a significant time after the occurrence, sometimes years later. As casualty claims most often involve claims of bodily injury, assessment of the proper case estimates is a far more subjective process than claims involving property damage. In addition, in determining the case estimate for a casualty claim, information develops slowly over the life of the claim and can subject the case estimation to substantial modification well after the claim was first reported. Numerous factors impact the casualty case reserving process, such as venue, the amount of monetary damage, legislative activity, the permanence of the injury and the age of the claimant.

        The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and NLASCO expects that these factors will increase the severity of losses in the future. As NLASCO observed in 2005, the severity of some catastrophic weather events, including the scope and extent of damage and the inability to gain access to damaged properties, and the ensuing shortages of labor and materials and resulting demand surge, provide additional challenges to estimating ultimate losses. NLASCO's liabilities for losses and loss adjustment expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above liabilities established for these costs, NLASCO expects to be required to increase its liabilities with a corresponding reduction in its net income in the period in which the deficiency is identified.

        Estimating an appropriate level of liabilities for losses and loss adjustment expenses is an inherently uncertain process. Accordingly, actual loss and loss adjustment expenses paid will likely deviate, perhaps substantially, from the liability estimates reflected in NLASCO's consolidated and combined financial statements. Claims could exceed NLASCO's estimate for liabilities for losses and loss adjustment expenses, which could have a material adverse effect on its financial condition and results of operations.

        If NLASCO cannot obtain adequate reinsurance protection for the risks it underwrites, NLASCO may be exposed to greater losses from these risks or may reduce the amount of business it underwrites, which may materially adversely affect its financial condition and results of operations.

        NLASCO uses reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2006, NLASCO's personal lines ceded 9% of its direct premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 9% of its direct premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance inclusive of per risk excess and catastrophe has increased 83.1% in 2006. This includes additional catastrophe limits purchased. Reinsurance cost will likely increase, in part due to the frequency and severity of hurricanes and/or the lack of capacity in the reinsurance market.

        From time to time, market conditions have limited, and in some cases have prevented, insurers from obtaining the types and amounts of reinsurance that they have considered adequate for their business needs. Accordingly, NLASCO may not be able to obtain desired amounts of reinsurance. Even if NLASCO is able to obtain adequate reinsurance, it may not be able to obtain it from entities with satisfactory creditworthiness or negotiate terms that it deems appropriate or acceptable. Although the cost of reinsurance is, in some cases, reflected in NLASCO's premium rates, NLASCO may have guaranteed certain premium rates to its policyholders. Under these circumstances, if the cost of reinsurance were to increase with respect to policies for which NLASCO guaranteed the rates, NLASCO would be adversely affected. In addition, if NLASCO cannot obtain adequate reinsurance protection for the risks it underwrites, it may be exposed to greater losses from these risks or it may be forced to reduce the amount of business that it underwrites for such risks, which will reduce NLASCO's revenue and may have a material adverse effect on its results of operations and financial condition.

        NLASCO could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on NLASCO's financial condition and results of operations.

        Although NLASCO believes that it does not have exposure to the events of September 11, 2001 because it did not have insurance in-force at that time with respect to exposure to such events, NLASCO has exposure to unexpected losses resulting from future man-made catastrophic events, such as acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. In certain instances, NLASCO specifically insures risks resulting from acts of terrorism. Even in cases where NLASCO attempts to exclude losses from terrorism and certain other similar risks from some coverage's it writes, NLASCO may not be successful in doing so. Irrespective of the clarity and inclusiveness of policy language, a court or arbitration panel may limit enforceability of policy language or otherwise issue a ruling adverse to NLASCO. Accordingly, while NLASCO believes its reinsurance programs, together with the coverage provided under the Terrorism Act and the Terrorism Extension Act, are sufficient to reasonably limit its net losses relating to potential future terrorist attacks, its reserves may not be adequate to cover losses when they materialize. Under the Terrorism Act, after an act of terrorism is certified by the Secretary of the Treasury, NLASCO may be entitled to be reimbursed by the Federal Government for a percentage of subject losses, after an insurer deductible and subject to an annual cap. The Terrorism Act covers an insurance company's operations for up to 90% of its losses for 2005 and 2006 and for up to 85% of its losses for 2007, in each case subject to certain mandatory deductibles. The deductible is calculated by applying the deductible percentage to the insurer's direct earned premiums for covered lines from the calendar year immediately prior to the applicable year. Although the Terrorism Act and the Terrorism Extension Act provide benefits in the event of certain acts of terrorism, such acts may not be extended beyond 2007 or their benefits may be reduced. It is not possible to eliminate completely NLASCO's exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, NLASCO's financial condition and results of operations could be materially adversely affected.

        If NLASCO's reinsurers do not pay losses in a timely fashion, or at all, NLASCO may incur substantial losses that could materially adversely affect its financial condition and results of operations.

        As of September 30, 2007, December 31, 2006 and 2005, NLASCO had $3.9 million, $10.2 million and $36.2 million, respectively, in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and loss adjustment expense recoverables and ceded unearned premiums. NLASCO expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Since NLASCO remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse NLASCO for losses paid, or delays in reimbursing NLASCO for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations. As an example, if one of NLASCO's catastrophe reinsurers experienced financial difficulties following one of the major hurricanes in 2005 and had been unable to meet its obligations to NLASCO, NLASCO could have experienced difficulty meeting its obligations to its policyholders.

        NLASCO relies on independent insurance agents to distribute its products, and if the agents do not promote NLASCO's products successfully, NLASCO's results of operations and financial condition could be adversely affected.

        NLASCO's business depends in large part on the efforts of independent insurance agents to market its insurance products and on its ability to offer insurance products and services that meet the requirements of the customers. While NLASCO strives to offer products its agents require, NLASCO competes for business with other carriers based on the scope of coverage provided in its products, services, commissions and rates. NLASCO's competitors may offer coverage that is more attractive to particular customers than they offer for a specific product, may price their insurance products more aggressively, may offer higher agent commissions and may devote additional resources to improve their services. Accordingly, NLASCO's agents may find it easier to promote the programs of NLASCO's competitors rather than NLASCO's. If NLASCO's agents fail or choose not to market its insurance products successfully, its growth may be limited and its financial condition and results of operations may be adversely affected. Additionally, rather than utilizing an independent agent to buy their insurance, consumers may elect to deal with direct-writers or mass marketers who utilize the Internet to advertise and/or underwrite their business. Industry developments that centralize and commoditize insurance products could be detrimental to NLASCO's agency distribution model of doing business.

        Because NLASCO relies on managing general agents, referred to as MGAs, to underwrite some of its products and to administer claims, such managing general agents could expose NLASCO to liability or allocate business away from NLASCO, which could cause NLASCO's financial condition and results of operations to be adversely affected.

        NLASCO has developed programs with MGAs, whereby the MGA will, within the guidelines established by NLASCO, underwrite insurance policies on NLASCO's insurance subsidiaries' behalf with oversight by NLASCO. An MGA is a person, firm or corporation that has supervisory responsibility for the local agency and field operations of an insurer in the state where it is organized or that is authorized by an insurer to accept or process on the insurer's behalf insurance policies produced and sold by other agents. While NLASCO exercises care in the selection of its MGA relationships and regularly audits the performance of its MGAs, NLASCO is at risk for their conduct as a result of the authority it has delegated to them. If one of NLASCO's MGAs binds NLASCO's insurance subsidiaries to policies that expose it to unexpected losses or fails to appropriately report claims, NLASCO's financial condition and results of operations could be adversely affected. For example, if a terminated MGA fails to continue to appropriately report claims during the runoff period, then liabilities for losses and loss adjusted expenses could be deficient, which would impact NLASCO's results of operations in future periods. Furthermore, subject to contractual limitations, MGAs have the ability to change carriers or increase or decrease the allocation to a particular carrier. An MGA might choose to change carriers or allocations for reasons such as pricing, service, conditions in the reinsurance market or a change in ownership of an MGA.

        NLASCO's success depends in substantial part upon its key employees who have knowledge and experience in its target markets and lines of business.

        In order to execute its business strategy successfully, NLASCO must attract and retain qualified executive officers, experienced underwriting and claims personnel and other skilled employees who are knowledgeable about its business. NLASCO relies substantially upon the services of its executive management team and the skilled underwriting, actuarial and claims management teams they supervise. If NLASCO were to lose the services of certain members of its management team, its business could be adversely affected. NLASCO currently has employment agreements with Clifton Robinson, Gordon Robinson, Gregory Vanek, Karl Lauritzen and Carl Kirk. However, Clifton Robinson and Gordon Robinson are serving NLASCO in a reduced capacity following the acquisition, serving more in an advisory role as opposed to being in charge of day-to-day operations, and Gregory Vanek has assumed additional responsibilities with respect to the operations of NLASCO. NLASCO does not currently maintain key man life insurance policies for any of its employees or employment agreements with any of its other employees.

        NLASCO's future growth depends on its ability to hire additional underwriting and marketing personnel.

        NLASCO's future growth will require it to hire additional underwriting and marketing talent as it expands its product offerings. NLASCO's underwriters manage and review all aspects of its commercial and personal insurance lines and personally underwrite all of its commercial lines policies, all of its personal lines policies that do not satisfy its established underwriting guidelines and a random sampling of those personal lines policies that otherwise do satisfy its established underwriting guidelines. As the underwriting function in many larger carriers becomes increasingly automated, there are fewer skilled underwriters of the type NLASCO requires. As a result, NLASCO may have difficulty finding talented replacements for members of its current underwriting team or additional underwriters that will enable its business to grow. If NLASCO is unable to find talented underwriters to meet the growing demand for its products, its business could be adversely affected.

        A decline in NLIC's and/or ASIC's financial strength ratings by A.M. Best could cause either of their sales or earnings, or both, to decrease.

        Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best maintains a letter scale rating system ranging from "A++ (Superior)" to "F (In Liquidation)" to rate the financial strength of insurance enterprises. NLIC has been rated "A (Excellent)" by A.M. Best, which is the third highest of fifteen rating levels. ASIC has been rated "A- (Excellent)" by A.M. Best, which is the fifth highest.

        Each of NLIC's and ASIC's financial strength ratings is subject to periodic review by, and may remain the same, be revised downward, upward or revoked at the sole discretion of, A.M. Best. A decline in either NLIC's or ASIC's rating or an announced negative outlook on the rating can cause concern about their viability among agents, brokers and policyholders, resulting in a movement of business away from NLASCO and its insurance company subsidiaries to more highly-rated carriers. In addition, the errors and omissions insurance coverage of many of NLASCO's independent agents does not provide coverage if the covered agents sell policies from insurers with an A.M. Best financial strength rating of "B+ (Very Good)" or below. As a result, the loss of NLIC's or ASIC's A.M. Best financial strength rating, or a reduction to "B+ (Very Good)" or worse, may adversely impact NLASCO's ability to retain or expand its policyholder base. Periodically, A.M. Best changes its rating methodology and practices. Such changes could result in a reduction of NLIC's or ASIC's A.M. Best rating.

        A decline in NLASCO's ratings coupled with a change of control could result in a default under one of its debt agreements.

        NLASCO has entered into an indenture under which an aggregate of $20 million in notes are outstanding, which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of its equity securities and (ii) if NLASCO's ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder's notes in whole or in part at a price equal to 107.5% of the outstanding principal amount prior to March 10, 2010, or 100.0% thereafter. A change of control under the indenture occurred as a result of an acquisition of NLASCO by Hilltop. As a result, if a downgrading occurs following the acquisition, then each holder of notes under the indenture would have the right to require NLASCO to repurchase its notes. This required repayment risk could cause liquidity issues to both NLASCO and Hilltop, could impair NLASCO's ability to obtain additional financing and would likely increase the cost of any financing that it does obtain.

        The failure of any of the loss limitation methods NLASCO employs could have a material adverse effect on its financial condition and results of operations.

        At the present time, NLASCO employs a variety of endorsements to its policies that limits its exposure to known risks, such as exclusions for mold losses and water damage. NLASCO's policies are also not designed to provide coverage for claims related to exposure to potentially harmful products or substances including, but not limited to, lead paint and silica. NLASCO's homeowners' policies, other than policies specifically written for flood coverage, specifically exclude coverage for losses caused by flood, but generally provide coverage for damage caused by wind. In addition, NLASCO's policies contain conditions requiring the prompt reporting of claims and its right to decline coverage due to late claim reporting. NLASCO's policies also include limitations restricting the period during which a policyholder may bring a breach of contract or other claim against it, which in many cases is shorter than the applicable statutory limitations for such claims. It is possible that a court or regulatory authority could nullify or void exclusion or legislation could be enacted modifying or barring the use of endorsements and limitations in a way that would adversely affect NLASCO's loss experience, which could have a material adverse effect on its financial condition and results of operations.

        The effects of emerging claim and coverage issues on NLASCO's business are uncertain.

        As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect NLASCO's business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until long after NLASCO has issued insurance policies that are affected by the changes. As a result, the full extent of liability under NLASCO's insurance policies may not be known until after a contract is issued. Changes in other legal theories of liability under NLASCO's insurance policies or the failure of any loss limitation it applies could also adversely impact NLASCO's financial condition and results of operations.

        Because NLASCO's main source of premiums written is in Texas, unfavorable changes in the economic and/or regulatory environment in that state may have a material adverse effect on its financial condition and results of operations.

        Texas accounted for approximately 72% of NLASCO's direct premiums written in both 2006 and 2007. The loss of a significant amount of NLASCO's premiums written in Texas, whether due to an economic downturn, competitive changes, regulatory or legislative developments or other reasons, could have a material adverse effect on its financial condition and results of operations.

        If NLASCO is unsuccessful in competing against other competitors in the insurance industry, its financial condition and results of operations could be adversely affected.

        The insurance industry is highly competitive and has historically been characterized by periods of significant price competition, alternating with periods of greater pricing discipline during which competitors focus on other factors. In the current market environment, competition in NLASCO's industry is based primarily on the following:

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

        In addition, a number of new, proposed or potential industry developments could also increase competition in NLASCO's industry. These developments include, but are not necessarily limited to, changes in practices and other effects caused by the Internet (including direct marketing campaigns by NLASCO's competitors in established and new geographic markets), which have led to greater competition in the insurance business and increased expectations for customer service. These developments could prevent NLASCO from expanding its book of business.

        NLASCO also faces competition from new entrants into the insurance market. New entrants do not have historic claims or losses to address and therefore may be able to price policies on a basis that is not favorable to NLASCO. New competition could reduce the demand for NLASCO's insurance products, which could have a material adverse effect on its financial condition and results of operations.

        NLASCO's investment performance may suffer as a result of adverse capital market developments or other factors, which may affect its financial results and ability to conduct business.

        NLASCO invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. As of September 30, 2007, NLASCO's invested assets consisted of $126.7 million in fixed maturity securities and $9.5 million in equity securities. As of December 31, 2006, NLASCO's invested assets consisted of $115.1 million in fixed maturity securities, $10.6 million in equity securities and $5.4 million in real estate loans. As of December 31, 2005 NLASCO's invested assets consisted of $114.5 million in fixed maturity securities, $12.6 million in equity securities and $6.6 million in real estate loans. For the eight months ended September 30, 2007, NLASCO had $2.3 million of net investment income representing 7.6% of NLASCO's total revenues and 39.1% of its income before taxes. For the year ended December 31, 2006, prior to the acquisition by Hilltop, NLASCO had $8.1 million of net investment income representing 5.7% of NLASCO's total revenues and 25.8% of its income before taxes. For the year ended December 31, 2005, NLASCO had $6.4 million of net investment income representing 5.4% of its total revenues and 23.9% of its income before taxes. Although NLASCO's investment policies stress diversification of risks, conservation of principal and liquidity, its investments are subject to a variety of investment risks, including those relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In particular, the volatility of NLASCO's claims may force it to liquidate securities, which may cause it to incur capital losses. If NLASCO's investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities. Investment losses could significantly decrease its asset base and statutory surplus, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating. Further, developments in the world's financial and capital markets, including but not limited to federal and state legislation related to terrorism insurance and reinsurance, such as the extension of or replacement for the Terrorism Risk Insurance Extension Act of 2005, could adversely affect the performance of NLASCO's investments. Additionally, inflation could increase beyond NLASCO's ability to earn investment income to keep pace.

        NLASCO holds $13.1 million (or 9.7%) of its investment portfolio in mortgage backed securities. These securities have all been issued by either the Federal Home Loan Mortgage Corporation or the

Federal National Mortgage Association and have not been adversely affected by the sub-prime financing market declines.

        NLASCO's investment results may be adversely affected by interest rate changes.

        NLASCO's operating results are affected, in part, by the performance of its investment portfolio. NLASCO's investment portfolio contains instruments, such as bonds, that may be adversely affected by increases in interest rates. Because bond trading prices decrease as interest rates rise, a significant increase in interest rates could have a material adverse effect on NLASCO's financial condition and results of operations. On the other hand, decreases in interest rates could have an adverse effect on NLASCO's investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond NLASCO's control.

        As of September 30, 2007 and December 31, 2006, mortgage-backed and asset-backed securities constituted 7.2% and 9.8%, respectively, of NLASCO's cash and invested assets. As with other fixed-income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose NLASCO to prepayment risks on these investments. When interest rates fall, mortgage-backed securities typically are prepaid more quickly and the holder must reinvest the proceeds at lower interest rates. NLASCO's mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but NLASCO can make no assurance that it will invest in other mortgage-backed securities that contain this protection. In periods of increasing interest rates, mortgage-backed securities typically are prepaid more slowly, which may require NLASCO to receive interest payments that are below the then prevailing interest rates for longer time periods than expected.

        The debt agreements of NLASCO and its controlled affiliates contain financial covenants and impose restrictions on its business.

        NLASCO's loan agreement governing its note due October 2008, an outstanding principal balance of approximately $4.0 million, contains restrictions on its ability to, among other things:

  •
  create liens;

  •
  sell assets;

  •
  incur additional indebtedness;

  •
  declare or pay dividends;

  •
  consolidate or merge;

  •
  engage in certain businesses;

  •
  make certain loans, advances or investments;

  •
  compensate its owners and executives; and

  •
  enter into transactions with affiliates.

        NLASCO's indenture governing its LIBOR plus 3.40% notes due 2035 contains restrictions on its ability to, among other things, declare and pay dividends and merge or consolidate. In addition, this indenture contains a change of control provision, which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of NLASCO's equity securities and (ii) if NLASCO's ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder's notes in whole or in part at a price equal to 107.5% of the outstanding principal amount at any time prior to March 10, 2010, and at 100% of the outstanding principal amount thereafter.

        NLIC's surplus indentures governing its LIBOR plus 4.10% notes due 2033 and ASIC's surplus indenture governing its LIBOR plus 4.05% notes due 2034 contain restrictions on dividends and mergers and consolidations. In addition, NLASCO has other credit arrangements with its affiliates and other third parties.

        NLASCO's ability to comply with these covenants may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default under the loan agreements or indentures governing the notes or under its other debt agreements. An event of default under its debt agreements would permit some of its lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If NLASCO were unable to repay debt to its secured lenders, these lenders could proceed against the collateral securing that debt. In addition, acceleration of its other indebtedness may cause NLASCO to be unable to make interest payments on the notes.

        Other agreements that NLASCO or its insurance company subsidiaries may enter into in the future may contain covenants imposing significant restrictions on their businesses that are similar to, or in addition to, the covenants under their existing agreements. These restrictions may affect NLASCO's ability to operate its business and may limit its ability to take advantage of potential business opportunities as they arise.

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

        These state insurance departments also conduct periodic examinations of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. Current or future regulatory requirements may adversely affect or inhibit each of the insurance company's ability to achieve some or all of its business objectives.

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

        Significant changes in the political and regulatory climate could result in changes in applicable laws and regulations and could make it more expensive and/or less profitable to manage their business. In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC and state insurance regulators regularly reexamine existing laws and regulations and develop new laws. Changes in laws and regulations or their interpretation could have a material adverse effect on the insurance companies' financial condition and results of operations.

        The activities of the insurance companies' MGAs are subject to licensing requirements and regulation under the laws of the states in which they operate. The insurance companies' MGAs' businesses depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent laws and regulations.

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

        If the states in which NLIC and ASIC write insurance drastically increase the assessments that insurance companies are required to pay, their and NLASCO's financial condition and results of operations will suffer.

        NLIC and ASIC are subject to a variety of taxes, fines, levies, license fees, tariffs and other assessments that may, from time to time, be material. These assessments are made by the states in which NLIC and ASIC operate and include participation in residual market or involuntary risk plans in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Due to this participation, NLIC and ASIC may be exposed to material losses. They are also subject to assessments in the states in which they write insurance for various purposes, including the provision of funds necessary to fund the operations of various insurance guaranty associations, which pay covered claims under certain policies issued by impaired, insolvent or failed insurance companies. These assessments are generally set based on an insurer's percentage of the total premiums written in the relevant state within a particular line of business for the relevant time period. From 1999 to 2004, NLASCO's other assessments in any year did not exceed $1.0 million. For the year ended December 31, 2004, NLASCO paid no other assessments. For the years ended December 31, 2005 and 2006, NLASCO's other assessments were $10.4 million with $4.4 million paid in 2005 and $6.0 million paid in 2006, principally related to Hurricanes Katrina and Rita in Louisiana, Mississippi and Texas (see next paragraph), and additional or emergency hurricane-related assessments could follow. For the year ended December 31, 2006, NLASCO paid an assessment of $0.4 million to cover the claims of an impaired insurer in Texas. As NLIC's and ASIC's total premiums written grow, NLASCO's share of any assessments may increase. However, NLASCO cannot predict with certainty the amount of future assessments, because such assessments depend on factors outside NLASCO's control, such as the insolvencies of other insurance companies, the market shares of other insurance companies writing in a particular state and the degree to which other companies write in coastal areas.

        NLASCO is subject to assessments from the Georgia Underwriting Association, Louisiana Citizens Property Insurance Corporation or LCPIC, Mississippi Windstorm Underwriting Association, or MWUA, the Texas FAIR Plan Association and the Texas Windstorm Insurance Association, or TWIA.

LCPIC, MWUA and TWIA have estimated plan losses due to losses incurred from the hurricanes that struck Louisiana and Texas in the third quarter of 2005, and are thereby able to levy regular and emergency assessments to participating companies and policyholders, respectively. During the years ended December 31, 2005 and 2006, NLASCO's insurance company subsidiaries were assessed $10.4 million based on estimated losses and NLASCO's market shares in Louisiana, Mississippi and Texas. Additional assessments may follow. NLASCO does not expect such assessments to have a net financial statement impact as all such assessments are recoverable (subject to treaty limits) under its reinsurance treaties. Further, NLASCO may be able to recoup a regular assessment through a surcharge to policyholders. Such recoupments will be refunded to reinsurers as the related premiums are written and collected. NLASCO is required to collect emergency assessments directly from residential property policyholders and remit them to LCPIC as they are collected.

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

        Nearly all states impose a retaliatory tax on insurers operating in their state that are domiciled in another state. Retaliatory taxes are based on the principle that if the aggregate taxes, fees and obligations imposed by an insurer's domiciliary state are greater than the aggregate taxes, fees and obligations imposed by the taxing state, then the difference is payable to the taxing state as a retaliatory tax. For example, the State of Texas imposes various premium-based taxes that, in the aggregate, total approximately 2.0% of gross written premiums in Texas. The State of Illinois imposes various premium-based taxes that, in the aggregate, total approximately 0.5% of gross written premiums in Illinois. The Illinois retaliatory tax provisions would require a Texas-domiciled insurer operating in Illinois to pay the 0.5% aggregate Illinois taxes plus a 1.5% incremental amount representing the difference between the Texas effective rate and the Illinois effective rate. Thus, a Texas-domiciled insurer would pay a 2.0% effective tax in Illinois while an Illinois-domiciled insurer would only pay a 0.5% effective tax. Insurance companies with multistate operations, like NLASCO, may find themselves subject to high retaliatory taxes in several states, which could have a material adverse impact on NLASCO's financial condition and results of operations.

        NLASCO's ability to meet ongoing cash requirements and pay dividends may be limited by its holding company structure and regulatory constraints.

        NLASCO operates as a holding company. Dividends and other permitted payments from its operating subsidiaries are expected to be its primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to its stockholders. NLIC and ASIC are subject to significant regulatory restrictions and limitations under debt agreements limiting their ability to declare and pay dividends, which could in turn limit NLASCO's ability to meet its ongoing cash requirements, including any future debt service payments and other expenses, or to pay dividends.

        Current legal and regulatory activities, investigations, litigation proceedings or other activities relating to the insurance industry, including investigations into contingent commission arrangements and insurance quotes regarding NLIC and ASIC, could affect NLASCO's business, financial condition and results of operations.

        Recently, the insurance industry has experienced substantial share price volatility as a result of current litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed and the solicitation and provision of fictitious inflated or mischaracterized quotes for insurance coverage's. NLASCO paid less than 3.1% of its 2005 gross written premiums to its independent agents pursuant to contingent commission contracts.

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

        The insurance departments in every state in which NLASCO's insurance companies do business may conduct on-site visits and examinations of its insurance companies at any time and generally for any purpose, including review of NLASCO's insurance companies' financial condition, market conduct and relationships and transactions with affiliates. In addition, the Texas Department of Insurance will conduct comprehensive examinations of NLASCO's insurance companies every three to five years. NLIC's last regulatory exam was a full scope financial examination by the Texas Department of Insurance covering the period from January 1, 1997 through December 31, 2001, including material transactions and/or events occurring after December 31, 2001. ASIC's last regulatory exam was a full scope financial examination by the Texas Department of Insurance covering the period from January 1, 2001 through December 31, 2003, including certain material transactions and/or events occurring after December 31, 2003. Neither examination resulted in any significant regulatory compliance issues being raised by the Texas Department of Insurance.

        The March 26, 2002 Market Conduct Examination Report for ASIC issued by Arizona's Department of Insurance contained a recommendation that the Arizona Director of Insurance determine if cause existed to take disciplinary action against ASIC for various apparent law violations cited in the report. Subsequent to the issuance of the report, ASIC entered into a voluntary Consent Order with the Arizona Department of Insurance pursuant to which ASIC agreed to undertake various remedial actions in respect of the apparent law violations cited in the report. ASIC made reports to the Arizona Department required by the Consent Order, and the Arizona Department of Insurance has advised that, while compliance with the Consent Order is subject to further verification upon future examination, the Arizona Department of Insurance is satisfied that ASIC has completed the remedial requirements of the Consent Order. While there were no material adverse findings or recommended changes to NLASCO's or its insurance company subsidiaries' operations identified in the recently completed financial examinations conducted by the departments of insurance of other states, there can be no assurance that there will not be adverse findings or recommended changes identified by these or other state insurance departments in the future. In addition, significant adverse findings could lead to a revocation of NLASCO's or its insurance company subsidiaries' licenses. Any adverse findings or recommended changes resulting from such financial examinations, or from any future examinations, could have a material adverse effect on NLASCO's or its insurance company subsidiaries' financial condition and results of operation.

        NLASCO relies on its information technology and telecommunications systems, and the failure or disruption of these systems could disrupt its operations and adversely affect its results of operations.

        NLASCO's business is highly dependent upon the successful and uninterrupted functioning of its information technology and telecommunications systems. NLASCO relies on these systems to process new and renewal business, issue policies, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. NLASCO's systems could fail of their own accord or could be disrupted by factors such as natural disasters, power disruptions or surges, failure of third party systems or support, computer hackers, terrorist attacks or other factors beyond its control. Failure or disruption of these systems, or the back-up systems, for any reason could disrupt its operations and adversely affect its results of operations.

        Failures in NLASCO's electronic underwriting system could adversely affect its financial condition and results of operations.

        NLASCO's Internet-based Policy Agency Claim System, or PACS, was primarily developed in-house. PACS is fully integrated and is able to process quotes, policy issuance, billings, payments and claims. The system is designed for ease of use by agents and employees. PACS is an integral part of NLASCO's success, and the growth of its business is highly dependent upon it. Almost all applications are submitted online. Problems or errors of which NLASCO is not currently aware may have occurred in connection with the installation, upgrading or maintenance of this system or any of its other systems or may result from a major physical disaster or other calamity that causes damage to NLASCO's systems generally. A loss of PACS or any of NLASCO's other systems for a sustained period of time could have an adverse impact on its financial condition and results of operations.

        Failure to develop an adequate knowledge transfer or a succession plan for NLASCO's information technology personnel could adversely affect its financial condition and results of operations.

        The success of PACS and NLASCO's other systems depend heavily on the incumbent information technology team that developed the system. A loss of key members of this team without adequate knowledge transfer or a succession plan could disrupt NLASCO's operations and adversely affect its results of operations.

        Claims by third parties that NLASCO infringes their proprietary technology could adversely affect NLASCO's financial condition and results of operations.

        If NLASCO discovers that any of its products or technology that it licenses from third parties violates third party proprietary rights, NLASCO may not be able to reengineer its products or obtain a license on commercially reasonable terms to continue using the products or technology without substantial reengineering, or to otherwise modify programs. In addition, product and technology development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed. In addition, much of the software used by NLASCO may be used subject to a licensing agreement, and NLASCO's failure to comply with the terms for usage under any such licensing agreement could subject it to claims which could adversely impact its business. Although NLASCO sometimes may be indemnified by third parties against claims that licensed third party technology infringes proprietary rights of others, this indemnity may be limited, unavailable or, where the third party lacks sufficient assets or insurance, ineffective. NLASCO currently does not have liability insurance to protect against the risk that its technology or future licensed third party technology infringes the proprietary rights of others. Any claim of infringement, even if invalid, could cause NLASCO to incur substantial costs defending against the claim and could distract its management from the business. Furthermore, a party making such a claim could secure a judgment that requires NLASCO to pay substantial damages. A judgment could also include an injunction or other court order that could prevent NLASCO from using the products and technologies. Any of these events could have a material adverse effect on NLASCO's business, operating results and financial condition.

        Acquisitions could result in operating difficulties, dilution and other harmful consequences.

        From time to time, NLASCO may engage in discussions regarding potential acquisitions, including potential acquisitions that could be material to its financial condition and results of operations. NLASCO may acquire whole businesses or books of business that fit its underwriting competencies from insurance companies, MGAs and other agents. In addition, NLASCO may expand its business, product offerings and policyholder base by acquiring businesses in areas in which NLASCO has limited operating experience. The process of integrating an acquired company or book of business, including, without limitation may create unforeseen operating difficulties and expenditures. In particular:

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

  •
  NLASCO's management may have to divert its time and energy from operating the business to integration challenges;

  •
  NLASCO could have no prior experience operating the type of business that it acquires, which could create difficulties and result in NLASCO failing to realize many of the anticipated potential benefits of the acquisition; and

  •
  An acquisition could dilute NLASCO's book value per share or after-tax return on average equity.

        The anticipated benefits of any acquisition may not materialize. Future acquisitions could result in the incurrence of debt or an assumption of inadequate liabilities for losses and loss adjusted expenses or claims management structures, any of which could harm NLASCO's financial condition. Future acquisitions may require NLASCO to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

Risks Related to Ownership of the Senior Exchangeable Notes, or the Notes

        The Notes are effectively subordinated to Hilltop's existing and future secured indebtedness.

        The Notes are general obligations of the Company. Accordingly, holders of any of the Company's future secured indebtedness would have claims that are superior to the claims of holders of the Notes to the extent of the value of the assets securing that other indebtedness. As of September 30, 2007, the only indebtedness of the parent company consisted of $90.9 million of the Notes. In addition, as of September 30, 2007, the Company did not have any secured debt, but may incur secured debt in the future. In the event of a bankruptcy, liquidation or dissolution, the assets which serve as collateral for any secured indebtedness will be available to satisfy the obligations under the secured indebtedness before any payments are made on the Notes. The terms of the indenture governing the Notes do not prohibit Hilltop from incurring future indebtedness.

        The Notes are effectively subordinated to liabilities of the Company's subsidiaries.

        The Notes are not guaranteed by the Company's subsidiaries and therefore will be effectively subordinated to all indebtedness and other liabilities of its subsidiaries. In the event of a bankruptcy, liquidation or dissolution of a subsidiary, following payment by the subsidiary of its liabilities, the subsidiary may not have sufficient assets to make payments to the Company. As of September 30, 2007, the Company's subsidiaries had an aggregate of $51.5 million of existing indebtedness. The terms of the indenture governing the Notes do not prohibit the Company's subsidiaries from incurring future indebtedness.

        There are no restrictive covenants in the indenture relating to the Company's ability to incur future indebtedness or complete other financing transactions.

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

        If a rating agency rates the Notes, it may assign a rating that is lower than investors' expectations. Rating agencies also may lower ratings on the Notes in the future. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings in the future, the trading price of the Notes could significantly decline. If we elect to satisfy our exchange obligation to holders by paying the cash value of our common stock into which the Notes are exchangeable or by a combination of cash and shares of our common stock, upon exchange of all or a portion of their Notes, holders may not receive any shares of our common stock, or they might receive fewer shares of our common stock relative to the exchange value of the Notes. In addition, there will be a significant delay in settlement, and because the amount of cash and/or common stock that a holder will receive in these circumstances will be based on the sales price of our common stock for an extended period between the exchange date and settlement date, holders will bear the market risk with respect to the market price of the common stock for such extended period. Finally, our liquidity may be reduced to the extent that we choose to deliver cash rather than shares of common stock upon exchange of the Notes.

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

        The market price of our common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the NYSE has fluctuated for the period from January 1, 2007 to September 30, 2007 between $10.61 per share and $12.94 per share and may continue to fluctuate. Therefore, the volatility may affect your ability to sell our common stock at an advantageous price. In addition, this may result in greater volatility in the market price, if any, of the Notes than would be expected for non-exchangeable debt securities. Market price fluctuations in our common stock may be due to acquisitions, dispositions or other material public announcements, including those regarding dividends or changes in management, along with a variety of additional factors including, without limitation, other risks identified in "Risk Factors" and "Forward-looking Statements." In addition, the stock markets in general, including the NYSE, recently have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often have been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market price of our common stock, and the market price of the Notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In July 2007, the Company issued 56,774 shares of common stock to holders of its OP Units in consideration for the redemption of 55,621 OP Units. The foregoing securities were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On July 27, 2007 the Company held a special meeting of stockholders. The following items of business were voted upon by stockholders at the meeting.

        Proposal 1 was the sale of substantially all of the Company's assets, including the operating assets used in the Company's manufactured home communities business and the Company's retail sales and financing businesses, but excluding the Company's recently acquired insurance subsidiary, NLASCO, Inc., to American Riverside Communities LLC, an affiliate of Farallon Capital Management, L.L.C. The proposal passed with votes of 44,246,110 shares "For," 2,752,682 shares "Against," and 15,869 shares "Abstained."

        Proposal 2 was the approval of a motion to adjourn or postpone the meeting to a later date to solicit additional proxies if there were insufficient votes at the time of the meeting to approve Proposal 1. The proposal passed with votes of 44,700,858 shares "For," 2,286,148 shares "Against," and 27,655 shares "Abstained."

ITEM 6. EXHIBITS

  (a)
  Exhibits:

    See Exhibit Index

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.
Date: November 16, 2007
	By:	/s/ Darren Parmenter Darren Parmenter Senior Vice President and Chief Accounting Officer (Principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer of Hilltop Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer of Hilltop Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

HILLTOP HOLDINGS INC. FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007
HILLTOP HOLDINGS INC. CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006 (in thousands, except share and per share data) (unaudited)
HILLTOP HOLDINGS INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (in thousands, except share and per share data) (unaudited)
HILLTOP HOLDINGS INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (in thousands) (unaudited)
HILLTOP HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006 (in thousands) (unaudited)
HILLTOP HOLDINGS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006 (in thousands) (unaudited)
HILLTOP HOLDINGS INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX