Form 10-Q
period 2008-03-31
Hilltop Holdings Inc.
filed 2008-05-09
CIK 1265131

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31987

Hilltop Holdings Inc.
(Exact name of Registrant as specified in its charter)

MARYLAND (State of or other jurisdiction of incorporation or organization)	84-1477939 (I.R.S. employer identification no.)
200 Crescent Court, Suite 1330 Dallas, Texas (Address of principal executive offices)	75201 (Zip code)
(214) 855-2177 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The number of shares of the Registrant's common stock outstanding at May 9, 2008 was 56,448,098.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

(in thousands, except share and per share data)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $111,599 and $130,253, respectively)	$113,384	$131,904
Held-to-maturity securities, at amortized cost (fair value of $15,190 and $6,819, respectively)	14,554	6,784
Equity securities
Available for sale securities, at fair value (amortized cost of $35,376 and $55,607, respectively)	34,313	52,336

Total investments	162,251	191,024
Cash and cash equivalents	783,610	783,008
Accrued interest and dividends	1,202	1,497
Premiums receivable	21,971	21,287
Deferred acquisition costs	16,551	14,521
Reinsurance receivable, net of uncollectible amounts	2,610	2,692
Prepaid reinsurance premiums	4,332	3,300
Deferred income taxes	26,024	22,219
Goodwill	23,988	23,613
Intangible assets, definite life	12,403	12,880
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	472	533
Loan origination costs, net	3,413	3,462
Other assets	3,533	2,455

Total Assets	$1,065,360	$1,085,491

The accompanying notes are integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

(in thousands, except share and per share data)

(unaudited)

	March 31, 2008	December 31, 2007
Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$20,839	$18,091
Unearned premiums	71,005	68,410
Reinsurance payable	154	190
Accounts payable and accrued expenses	7,331	13,017
Income taxes payable	3,329	12,238
Notes payable	138,368	142,368
Dividends payable	1,719	1,719
Other liabilities	6,286	5,273

Total liabilities	249,031	261,306

Commitments and Contingencies (see Note 12)
Stockholders' Equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 56,444,059 and 56,461,465 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	564	564
Additional paid-in capital	917,663	917,582
Accumulated other comprehensive income(loss)	470	(1,053)
Retained deficit	(221,476)	(212,016)

Total stockholders' equity	816,329	824,185

Total liabilities and stockholders' equity	$1,065,360	$1,085,491

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(in thousands, except share and per share data)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenue:
Net premiums earned	$29,456	$16,719
Net investment income	8,370	1,825
Net realized (losses) gains on investments	(20,229)	66
Other income	1,632	1,317

Total revenue	19,229	19,927

Expenses:
Loss and loss adjustment expenses	14,453	8,877
Policy acquisition and other underwriting expenses	10,048	6,603
General and administrative expenses	2,075	2,477
Depreciation and amortization	555	355
Interest expense	2,783	2,361

Total expenses	29,914	20,673

Loss from continuing operations before income tax benefit (expense) and allocation to minority interest	(10,685)	(746)
Income tax benefit (expense) from continuing operations	3,803	(687)

Loss from continuing operations before allocation to minority interest	(6,882)	(1,433)
Minority interest	—	116

Loss from continuing operations	(6,882)	(1,317)
Loss from discontinued operations	—	(5,229)
Minority interest in discontinued operations	—	159

Net loss	(6,882)	(6,387)
Preferred stock dividend	(2,578)	(2,578)

Net loss attributable to common stockholders	$(9,460)	$(8,965)

Loss per share from continuing operations less preferred dividends
Basic loss per share	$(0.17)	$(0.07)

Diluted loss per share	$(0.17)	$(0.07)

Loss per share from discontinued operations
Basic loss per share	$—	$(0.10)

Diluted loss per share	$—	$(0.10)

Loss per share attributable to common stockholders
Basic loss per share	$(0.17)	$(0.17)

Diluted loss per share	$(0.17)	$(0.17)

Weighted average share information
Basic shares outstanding	56,464	52,328

Diluted shares outstanding	56,464	52,328

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands)

(unaudited)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
					Additional Paid-in Capital		Retained Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2007	5,000	$119,108	56,461	$564	$917,582	$(1,053)	$(212,016)	$824,185

Net loss							6,882	6,882
Preferred stock dividends declared							(2,578)	(2,578)
Accumulated other comprehensive income, net of tax						1,523		1,523

Total comprehensive income								(7,937)
Common stock issued to board members			4	—	42			42
Share redeemed			(21)	—	—			—
Stock compensation expense			—	—	39			39

Balance, March 31, 2008	5,000	$119,108	56,444	$564	$917,663	$470	$(221,476)	$816,329

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flow from operating activities
Net loss	$(6,882)	$(6,387)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	453	355
Deferred income taxes	(4,625)	687
Increase in unearned premiums	2,595	6,169
Increase in deferred acquisition costs	(2,030)	(3,084)
Realized losses (gains) on investments	20,229	(66)
Purchases of trading securities	—	(191)
Proceeds from sales of trading securities	—	162
Amortization of loan origination costs	49	49
Stock grant compensation expense	81	350
Partnership preferred unit distributions declared	—	67
Minority interest	—	(338)
Adjustments related to discontinued operations	—	22,142
Changes in operating assets and liabilities	(13,287)	(4,693)

Net cash (used in) provided by operating activities	$(3,417)	$15,222

Cash flow from investing activities
NLASCO acquisition	—	(116,115)
Cash acquired from NLASCO	—	45,457
Purchases of fixed assets	(17)	—
Purchases of available-for-sale securities	(10,523)	(9,000)
Purchases of held-to-maturity securities	(4,159)	(413)
Purchase of NALICO GA	(375)	—
Proceeds from sales of available-for-sale securities	14,985	3,172
Proceeds from maturities of available-for-sale securities	9,161	—
Proceeds from maturities of held-to-maturity securities	1,525	1,200
Proceeds from or purchases of assest related to discontinued operations	—	(5,791)

Net cash provided by (used in) investing activities	$10,597	$(81,490)

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flow from financing activities
Cash flow from rights offering and stock issuances
Common stock rights offering	—	80,000
Common stock offering expenses	—	(1,551)
Proceeds from issuances of common stock	—	20,000
Proceeds from issuance of debt	—	14,891
Repayment of debt	(4,000)	(10,644)
Payment of preferred dividends	(2,578)	(2,578)
Payment of partnership preferred distributions	—	(251)
Loan origination costs	—	(563)

Net cash (used in) provided by financing activities	(6,578)	99,304

Net increase in cash and cash equivalents	602	33,036
Cash and cash equivalents, beginning of period	783,008	29,281

Cash and cash equivalents, end of period	$783,610	$62,317

Non-cash financing and investing transactions:
Debt and other liabilities assumed in the NLASCO acquisition	$—	$136,288

Redemption of OP units for common stock	$—	$18,201

Fair value of common stock issued in the NLASCO acquisition	$—	$13,359

Notes receivable issued for manufactured home sales	$—	$839

Dividends declared but unpaid	$1,719	$1,719

Supplemental cash flow information:
Cash paid for interest	$4,531	$20,229

Cash paid for income taxes	$9,731	$—

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

        On January 31, 2007, we acquired all of the stock of NLASCO, Inc. ("NLASCO"), a privately held property and casualty insurance holding company. NLASCO is a Delaware corporation that specializes in providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company ("NLIC") and American Summit Insurance Company ("ASIC"). Texas is our largest area and comprises approximately 72% of our business, with Arizona (11%), Tennessee (7%), Oklahoma (4%) Louisiana (2%), and the remaining states we do business makes up the other 4%.

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

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, however, have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

        Certain accounts have been reclassified to conform to the current period's presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended March 31, 2008 are not indicative of the results that may be expected for the year ended December 31, 2008. Operating results and cash flows of NLASCO are for the two months from the date of acquisition, January 31, 2007, through March 31, 2007, as compared to three months for the first quarter of 2008. These

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Summary of Significant Accounting Policies

Recent Accounting Developments

        In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS161). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The scope of this Statement is the same scope as Statement 133. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company currently is evaluating the impact of adopting SFAS 161 on its financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company has adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 had no accumulative effects on the Company's retained earnings. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays, for one year, the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. Accordingly, we deferred the adoption of SFAS 157 as it related to nonfinancial assets and liabilities until January 2009.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity's first year that begins after December 15, 2008. The Corporation does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51" (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008, with early adoption permitted. The Corporation does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

2.    Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2008 and December 31, 2007 were as follows (in thousands).

	March 31, 2008
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$39,882	$1,715	$(415)	$41,182
Mortgage-backed securities	12,357	318	—	12,675
Corporate debt securities	59,360	1,374	(1,207)	59,527

	111,599	3,407	(1,622)	113,384
Equity securities	35,376	—	(1,063)	34,313

	146,975	3,407	(2,685)	147,697
Held-to-maturity securities:
Fixed maturities:
Government securities	14,554	636	—	15,190

	$161,529	$4,043	$(2,685)	$162,887

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

2.    Investments (Continued)

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

        The following table summarizes the length of time securities with unrealized losses at March 31, 2008 have been in an unrealized loss position (in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$2,705	$(69)	$—	$—	$2,705	$(69)
Mortgage-backed securities	—	—	—	—	—	—
Corporate debt securities	11,275	(1,153)	4,902	(400)	16,177	(1,553)

	13,980	(1,222)	4,902	(400)	18,882	(1,622)
Equity securities	8,425	(898)	498	(165)	8,923	(1,063)

	$22,405	$(2,120)	$5,400	$(565)	$27,805	$(2,685)

        In conjunction with the purchase of NLASCO on January 31, 2007, all "available-for-sale" securities were marked to their fair market value at that date. In the first quarter of 2008, the Company wrote down the value of equity securities held by HTH to market value, taking a loss of $20.3 million on these securities. While some of the securities held in the investment portfolio of NLASCO have also decreased in value since the date of acquisition, the Company has the ability and intent to hold these securities until maturity or until the value recovers and, therefore, does not feel any other than temporary impairments exist as of March 31, 2008.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

2.    Investments (Continued)

        Fair values of investment securities are based on quoted market prices. Gross realized investment gains and losses for the three months ended March 31, 2008 and 2007 are summarized as follows (in thousands).

	Three Months Ended March 31,
	2008			2007
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$98	$(13)	$85	$6	$—	$6
Equity securities	—	(20,314)	(20,314)	72	(12)	60

	$98	$(20,327)	$(20,229)	$78	$(12)	$66

        Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities of available-for-sale and held-to-maturity securities at March 31, 2008 and December 31, 2007 by contractual maturity are as follows (in thousands).

	March 31, 2008
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$5,508	$5,418
Due after one year through five years	43,291	44,483
Due after six years through ten years	32,580	33,262
Due after ten years	17,862	17,545
Mortgage-backed securities	12,358	12,676

	$111,599	$113,384

Held-to-maturity debt securities:
Due within one year	$3,614	$3,645
Due after one year through five years	1,228	1,235
Due after six years through ten years	6,810	7,134
Due after ten years	2,902	3,176

	$14,554	$15,190

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

2.    Investments (Continued)

	December 31, 2007
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$9,328	$9,338
Due after one year through five years	47,124	47,739
Due after six years through ten years	42,319	43,115
Due after ten years	18,821	18,897
Mortgage-backed securities	12,661	12,815

	$130,253	$131,904

Held-to-maturity debt securities:
Due within one year	$5,138	$5,167
Due after one year through five years	1,228	1,234
Due after six years through ten years	—	—
Due after ten years	418	418

	$6,784	$6,819

        Net investment income for the three months ended March 31, 2008 and 2007 is as follows (in thousands).

	Three Months Ended March 31,
	2008	2007	Change
Cash equivalents	$6,495	$786	$5,709
Fixed maturities	1,753	959	794
Equity securities	268	70	198

	8,516	1,815	6,701
Other income net of expenses	(146)	10	(156)

Net investment income	$8,370	$1,825	$6,545

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

2.    Investments (Continued)

        At March 31, 2008, the Company had on deposit in custody for various State Insurance Departments investments with carrying values of $14.6 million.

3.    Fair Value Measurements

        The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows:

  •
  Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

  •
  Level 2—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

  •
  Level 3—Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.

        The following table presents the hierarchy used by the Company by asset and liability type to determine their value at March 31, 2008 (in thousands).

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivilants	$783,610	$783,610	—	$—
Available-for-sale fixed maturities	113,384	—	113,384	—
Available-for-sale equity securities	34,313	34,313	—	—

Total	$931,307	$817,923	$113,384	$—

Level 1 financial assets

        The Company's Level 1 investments are limited to its Cash and Cash Equivalent balances and actively-traded equity securities. Cash and Cash Equivalents are carried at fair value, which approximates costs. Fair value of actively traded debt and equity securities are based on unadjusted quoted market prices.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

3.    Fair Value Measurements (Continued)

Level 2 financial assets

        All of the Company's fixed maturity securities are classified in Level 2, including public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage and asset-backed securities and preferred stocks. Fair values of inactively traded fixed maturity and equity securities are based on quoted market prices of indentical or similar securities or based on observable inputs like interest rates using either a market or income valuation approach and are generally classified as Level 2.

	March 31, 2008
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$14,554	$15,190
Financial liabilities
Notes payable	$138,368	$150,611

4.    Deferred Acquisition Costs

        Policy acquisition expenses, primarily consisting of commissions, premium taxes and underwriting expenses related to issuing a policy, incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies. The activity in deferred acquisition costs for the three months ended March 31, 2008 is as follows (in thousands).

Three Months Ended March 31, 2008
Beginning of period deferred acquisition cost	$14,521
Acquisition expenses	7,887
Amortization charged to income	(5,857)

End of period deferred acquisition costs	$16,551

5.    Insurance Holding Company Line of Credit

        Our insurance subsidiary has a line of credit with a financial institution. The line allows for borrowings by NLASCO up to $5 million and is secured by substantially all of NLASCO's assets. The line of credit bears interest equal to a base rate less 0.5% (4.75% at March 31, 2008) which is due quarterly. The line is scheduled to mature in October 2008. During the three months ended March 31, 2008, the principal balance on this note was paid down $4.0 million.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

6.    Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the three months ended March 31, 2008 is as follows (in thousands).

Balance at December 31, 2007	$18,091
Less reinsurance recoverables	(2,692)

Net balance at December 31, 2007	15,399
Incurred related to:
Current Year	14,175
Prior Year	278

Total incurred	14,453
Payments related to:
Current Year	(6,825)
Prior Year	(4,798)

Total payments	(11,623)
Net balance at March 31, 2008	18,229
Plus reinsurance recoverables	2,610

Balance at March 31, 2008	$20,839

        The reserve for losses and loss adjustment expenses includes amounts that may be due to or from the sellers of NLASCO by January 2010 based on actual losses incurred applicable to the reserve as of the acquisition date. Prior year losses and payments include amounts back to the purchase of NLASCO on January 31, 2007 only, as all other prior losses and payments are the responsibility of the sellers.

7.    Reinsurance Activity

        NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2008, we had reinsurance receivables with a carrying value of approximately $2.6 million.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

7.    Reinsurance Activity (Continued)

        The effect of reinsurance on premiums written and earned for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended
	March 31, 2008		March 31, 2007
	Written	Earned	Written	Earned
Premiums from direct business	$31,049	$30,683	$20,588	$19,212
Reinsurance assumed	1,356	1,657	1,554	339
Reinsurance ceded	(3,402)	(2,884)	(2,532)	(2,832)

Net premiums	$29,003	$29,456	$19,610	$16,719

        The effect of reinsurance incurred losses was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Loss and loss adjustment expense (LAE) incurred	$15,464	$9,442
Reinsurance recoverables	(1,011)	(565)

Net loss and LAE incurred	$14,453	$8,877

Multi-line excess of loss coverage

        For all lines of business ASIC's retention on any one risk for 2008 is $200,000 and NLIC's is $200,000.

Catastrophic coverage

        NLASCO has eight levels of catastrophic excess of loss reinsurance providing for coverage up to $200 million in 2008 above $1 million in retention for ASIC and $6 million for NLIC. NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage will lapse after the second or third event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year. During 2008 the first 5 layers can be reinstated twice for 100% of the original premium each time and the next three layers can be reinstated one time for 100% of the original premium.

8.    Income Taxes

        At March 31, 2008, the Company had net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $71.7 million and $73.0 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2024. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

8.    Income Taxes (Continued)

        In conjunction with the sale of the Company's manufactured housing business lines that closed on July 31, 2007, approximately $282.6 million of the Company's net operating loss carry forwards were utilized and $175.2 million of temporary taxable differences were recognized.

        As of March 31, 2008, we had a deferred tax asset, net of liabilities, of $30.6 million, which is reduced by a valuation allowance of $4.6 million. Our 35% rate reflects a change from the 40% rate previously utilized due to the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes. Insurance companies are generally not taxed in most states on income taxes as they pay premium taxes in states where they generate premium revenue.

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

        Effective January 1, 2007, we adopted FIN 48, which required the measurement of unrecognized tax benefits. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. For the period ending March 31, 2008 we had no unrecognized tax benefits.

        We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. The following is a summary of the tax years open to examination:

        U.S. Federal—2003 through 2006

        U.S. States—2002 through 2006

        As of March 31, 2008, there are no material Federal or State tax audits.

        Under special IRS rules (the "Section 382 Limitation"), cumulative stock purchases by 5% shareholders exceeding 50% during a three year period can limit a company's future use of net operating losses (NOL's). We had a Section 382 ownership change in February 2004 at the time of the IPO. Due to section 382-limited NOLs expiring before they can be utilized, there is a potential loss of $13.2 million of NOLs. The deferred tax valuation allowance fully reserves for the tax affected amount.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

8.    Income Taxes (Continued)

        The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended March 31, 2008
	Continuing Operations	Discontinued Operations	Total
Current tax expense	$(873)	$—	$(873)
Deferred tax benefit	4,676	—	4,676

Income tax benefit	$3,803	$—	$3,803

	Three Months Ended March 31, 2007
	Continuing Operations	Discontinued Operations	Total
Current tax expense	$—	$—	$—
Deferred tax (expense) benefit	(687)	13,268	12,581
Allowance	—	(13,268)	(13,268)

Income tax expense	$(687)	$—	$(687)

        The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Three Months Ended March 31, 2008
	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$3,740	$—	$3,740
Permanent differences	63	—	63

Income tax benefit	$3,803	$—	$3,803

	Three Months Ended March 31, 2007
	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$261	$1,830	$2,091
Permanent differences	(22)	(63)	(85)
State taxes	37	261	298
Effect of change in rate on deferred tax asset and liabilities	(963)	11,240	10,277
Increase in valuation allowance	—	(13,268)	(13,268)

Income tax expense	$(687)	$—	$(687)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

8.    Income Taxes (Continued)

tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	March 31, 2008	December 31, 2007
Deferred Tax Assets:
Net operating loss carryforwards	$25,104	$28,600
Accrued liabilities and other	2,150	2,180
Loss and loss adjustment expense discounting	912	708
Securities available for sale	6,779	542
Unearned premiums	6,264	4,665
Loan origination costs	435	436
AMT credit carryforward	256	256
Valuation allowance	(4,603)	(4,603)

Total gross deferred tax assets	$37,297	$32,784

Deferred Tax Liabilities:
Rental and other property, net	$12	$14
Intangible assets	5,391	5,558
Goodwill	76	171
Deferred policy acquisition costs	5,794	4,822

Total gross deferred tax liabilities	$11,273	$10,565

Net Deferred Tax Asset	$26,024	$22,219

9.    Statutory Net Income and Capital and Surplus

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

        The Company's insurance subsidiaries' statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas had adopted the National Association of Insurance Commissioners' (NAIC) statutory accounting practices as the basis of its statutory accounting practices with certain differences which are not significant to the companies' statutory equity.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

9.    Statutory Net Income and Capital and Surplus (Continued)

        In addition, the Commissioner of the Texas Department of Insurance has the right to permit other specific practices that may deviate from prescribed practices. The Company's insurance subsidiaries have no such permitted statutory accounting practices.

        Following is a summary of statutory capital and surplus as of March 31, 2008 and statutory net income of each insurance subsidiary for the three months ended March 31, 2008 and 2007 (in thousands).

	Three Months Ended March 31,
	2008	2007
National Lloyds Insurance Company
Capital and surplus	$91,999	$86,766
Statutory net income	$3,821	$1,756
American Summit Insurance Company
Capital and surplus	$23,827	$22,083
Statutory net income	$984	$267

10.    Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO's surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid $14.0 million in dividends to NLASCO in March 2008. At March 31, 2008, the maximum dividend that may be paid to NLASCO in 2008 without regulatory approval is an additional $7.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2008, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the NAIC has adopted the RBC formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2008, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

11.    Equity and Income (Loss) per share

        The following reflects the calculation of income (loss) per share on a basic and diluted basis (in thousands, except per share information).

	Three Months Ended March 31,
	2008	2007
Loss per share from discontinued operations:
Loss from discontinued operations	$—	$(5,229)
Minority interest in discontinued operations	—	159

Loss from discontinued operations	$—	$(5,070)

Basic loss per share from discontinued operations	$—	$(0.10)

Diluted loss per share from discontinued operations	$—	$(0.10)

Loss per share from continuing operations:
Loss from continuing operations	$(6,882)	$(1,317)
Preferred stock dividends	(2,578)	(2,578)

Loss from continuing operations	$(9,460)	$(3,895)

Basic loss per share from continuing operations	$(0.17)	$(0.07)

Diluted loss per share from continuing operations	$(0.17)	$(0.07)

Loss per share available to common stockholders:
Loss available to common stockholders	$(9,460)	$(8,965)

Basic loss per share available to common stockholders	$(0.17)	$(0.17)

Diluted loss per share available to common stockholders	$(0.17)	$(0.17)

Weighted average share information
Basic shares outstanding	56,464	52,328

Diluted shares outstanding	56,464	52,328

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Operating partnership units(a)	—	1,521
Preferred partnership units(b)	—	380
Stock warrants	937	—
Senior exchangeable Notes	6,718	—
Stock options	541	35
Restricted stock	—	8

Total	8,196	1,944

  (a)
  From June 30, 2006 through June 30, 2007, we redeemed approximately 94,000 OP units. In July, 2007 the remaining OP units were redeemed.

  (b)
  In January 2007 we redeemed all of the Series C preferred partnership units.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(unaudited)

11.    Equity and Income (Loss) per share (Continued)

        On April 9, 2008, the board of directors declared a quarterly cash dividend of $0.515625 per share on the Company's Series A Cumulative Redeemable Preferred Stock. The dividend was paid on April 30, 2008 to shareholders of record on April 15, 2008. The Board reviews the payment of dividends on a quarterly basis.

12.    Commitments and Contingencies

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

13.    Subsequent Events

  New Directors

        On April 24, 2008, the Board of Directors of the Company elected two additional directors, William T. Hill, Jr. and W. Robert Nichols, III, to fill two vacancies that existed on the Board of Directors. Mr. Hill also was appointed to the Compensation and Nominating and Corporate Governance Committees of the Board of Directors. Mr. Nichols also was appointed as Chairman of the Nominating and Corporate Governance Committee.

  Management Services Agreement—Related Party

        On April 28, 2008, the Company entered into a Management Services Agreement with Diamond A Administration Company LLC, or Diamond-A, an affiliate of Gerald J. Ford, the current Chairman of the Board of the Company and the beneficial owner of approximately 17% of Company common stock as of that date. Pursuant to this Management Services Agreement, Diamond-A will provide certain management services to the Company and its subsidiaries, including, among others, financial and acquisition evaluation. These services will be provided to the Company at a cost of $100,000 per month, except that the first payment will be in the amount of $500,000 and be paid on May 1, 2008. This agreement will continue in effect until December 31, 2009; provided, however, either party may terminate the agreement upon thirty days' prior notice to the other. The Company also agreed to indemnify and hold harmless Diamond-A for its performance or provision of these services, except for gross negligence and willful misconduct. Further, Diamond-A's maximum aggregate liability for damages under this agreement is limited to the amounts paid to Diamond-A under this agreement during twelve months prior to that cause of action.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-Q and the financial information set forth in the tables below.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this report that address results or developments that we expect or anticipate will or may occur in the future, that are preceded by, followed by or include the words "believes," "expects," "may," "will," "would," "could," "should," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our liquidity and sources of funding, our capital expenditures, our products, market trends, operations and business, are forward-looking statements. These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs or further changes, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

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

        For a further discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Risk Factors" in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and those risk factors, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to, or effects on, us and our business or operations. Forward-looking statements made in this report speak as of the date of this report or as of the date specifically referenced in any such statement set forth in this report. We undertake no obligation to update or revise any forward-looking statements in this report.

        Unless the context otherwise indicates, the words "we," "our," "ours," "us," "HTH" and the "Company" refer to Hilltop Holdings Inc., or Hilltop, and its subsidiaries collectively.

GENERAL STRUCTURE OF THE COMPANY

        We are a holding company that is endeavoring to make additional opportunistic acquisitions or a business combination. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. At March 31, 2008, Hilltop and its operating partnership, Affordable Residential Communities LP, had approximately $733 million of available cash and cash equivalents that could be used for this purpose. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

        Hilltop Holdings Inc. is a holding company that indirectly owns all of the outstanding shares of NLASCO, Inc., or NLASCO. NLASCO, in turn, owns National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC, both of which are licensed property and casualty insurers operating in multiple states. In addition, NLASCO also owns the Nalico GA general agency that operates in Texas. NLIC commenced business in 1949 and currently operates in 15 states with its largest market being the state of Texas. NLIC carries a financial strength rating of "A" (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 13 states, its largest market being the state of Arizona. ASIC carries a financial strength rating of "A-"(Excellent) by A.M. Best. Both of these companies are regulated by the Texas Department of Insurance.

        Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol "HTH". Our Series A Cumulative Redeemable Preferred Stock is listed on the NYSE under the symbol "HTH-PA".

RECENT DEVELOPMENTS

        New Directors.    On April 24, 2008, the Board of Directors of the Company elected two additional directors, William T. Hill, Jr. and W. Robert Nichols, III, to fill two vacancies that existed on the Board of Directors. Mr. Hill also was appointed to the Compensation and Nominating and Corporate Governance Committees of the Board of Directors. Mr. Nichols also was appointed as Chairman of the Nominating and Corporate Governance Committee.

        Management Services Agreement—Related Party.    On April 28, 2008, the Company entered into a Management Services Agreement with Diamond A Administration Company LLC, or Diamond-A, an affiliate of Gerald J. Ford, the current Chairman of the Board of the Company and the beneficial owner of approximately 17% of Company common stock as of that date. Pursuant to this Management Services Agreement, Diamond-A will provide certain management services to the Company and its subsidiaries, including, among others, financial and acquisition evaluation. These services will be provided to the Company at a cost of $100,000 per month, except that the first payment will be in the amount of $500,000 and be paid on May 1, 2008. This agreement will continue in effect until December 31, 2009; provided, however, either party may terminate the agreement upon thirty days' prior notice to the other. The Company also agreed to indemnify and hold harmless Diamond-A for its performance or provision of these services, except for gross negligence and willful misconduct. Further, Diamond-A's maximum aggregate liability for damages under this agreement is limited to the amounts paid to Diamond-A under this agreement during twelve months prior to that cause of action.

OVERVIEW OF RESULTS

        For the three months ended March 31, 2008, net loss attributable to common stockholders was $9.5 million, or $.17 per share on a fully diluted basis, as compared to a net loss of $9.0 million, or $0.17 per share, for the same period in 2007. Continuing operations accounted for $6.9 million of the net loss for the three months ended March 31, 2008, compared to $1.3 million of the net loss for the three months ended March 31, 2007. Net loss from continuing operations increased by $5.6 million for the three months ended March 31, 2008, as compared to the same period in 2007, primarily due to the loss on investment of $20.2 million, which was partially offset by additional interest income generated on the cash from the sale of the assets related to the manufactured housing business segment that closed on July 31, 2007 and the fact that NLASCO had three months of revenue in 2008, as compared to two months in 2007.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

        Strategic Acquisitions.    Hilltop is seeking to make opportunistic acquisitions with certain of the proceeds from the Farallon Transaction, and, if necessary or appropriate, from additional equity or debt financing sources.

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

        Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned NLIC a financial strength rating of "A" (Excellent) and ASIC a rating of "A-" (Excellent) as of March 2008. An "A" rating is the third highest of 15 rating categories used by A.M. Best, and an "A-" rating is the fourth highest of 15 rating categories. In evaluating a company's financial and operating performance, A.M. Best reviews a company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best's expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings.

Critical Accounting Policies and Estimates

        The Company has prepared its consolidated financial statements in accordance with generally accepted accounting principles, or GAAP, which require certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. A summary of HTH's significant accounting policies has been provided in its Form 10-K for the year ended December 31, 2007. Summarized below are those accounting policies that require the most difficult, subjective or complex judgments and that have the most significant impact on HTH's financial condition and results of operations. Management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

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

        We maintain incurred but not reported, or IBNR, reserves to provide for already incurred claims that have not yet been reported and developments on reported claims. The IBNR reserve is estimated based on the volume of premiums written and is reviewed quarterly by our actuaries.

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

        Investment Securities.    Investment securities consist of U.S. Government, mortgage-backed, corporate debt and equity securities. We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity; and our equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of trading and available-for-sale securities are determined on a specific identification basis. We regularly review our investment securities to assess whether the amortized cost is impaired and if impairment is other than temporary. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

        Deferred Acquisition Costs.    Commissions and other costs of acquiring insurance that vary with, and are primarily related to, the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. We regularly review the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income.

        Revenue Recognition.    Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. We routinely evaluate the premium receivable balance to determine if an allowance for uncollectible accounts is necessary.

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

        Income Taxes.    Effective January 1, 2007, we adopted FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not likely of being sustained upon audit, we do not recognize any portion of the benefits in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

        Goodwill and Other Indefinite Lived Intangible Assets.    Goodwill represents the excess of the cost over fair value of assets or businesses acquired. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Other indefinite lived intangible assets consist of $3.0 million of estimated fair value of state licenses acquired in the NLASCO purchase.

        Fair Value.    The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", or SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows:

  •
  Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

  •
  Level 2—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

  •
  Level 3—Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

        Revenue.    Revenue for the three months ended March 31, 2008 was $19.2 million, as compared to $19.9 million for the same period in 2007. Net premiums earned were $29.5 million for the first three months in 2008, as compared to $16.7 million for 2007, primarily due to the fact that 2007 only included two months of income from NLASCO. Net investment income was $8.4 million for the first three months of 2008, as compared to $1.8 million for the same period in 2007, primarily due to the income generated on the net proceeds received from the sale of our manufactured housing businesses. We had a net realized loss on investments of $20.3 million in the first quarter of 2008, due to the write down of securities owned by HTH. Other income was $1.6 million for the first three months in 2008, as compared to $1.3 million for 2007, primarily due to the fact that 2007 only included two months of income from NLASCO. Revenues related to the manufactured housing business lines have been reclassified to discontinued operations and are presented net in the caption "Loss from discontinued operations."

        Underwriting Results.    The following table shows the components of the Company's underwriting gain for the three months ended March 31, 2008 and 2007. The Company's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Three Months Ended March 31,
				% Change
	2008	2007	Change
Direct premiums written	$31,049	$20,588	$10,461	50.8%

Net premiums written	$29,003	$19,610	$9,393	47.9%

Net premiums earned	$29,456	$16,719	$12,737	76.2%
Loss and LAE	14,453	8,877	5,576	62.8%
Policy acquisition and other underwriting expenses	10,048	6,603	3,445	52.2%

Underwriting gain	$4,955	$1,239	$3,716	299.9%

Loss and LAE ratio	49.1%	53.1%	-4.0%
Policy acquisition and other underwriting expense ratio	31.5%	36.4%	-4.9%
Combined ratio	80.6%	89.5%	-8.9%

The Company seeks to operate at a Combined Ratio of no greater than 85.0%. Loss ratios are ratios that express the relationship of losses to premiums. Loss and LAE ratio is loss and LAE expenses divided by net premiums earned for the same period. Policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense divided by net premiums earned for the same period. Combined ratio gives you the sum of both previous ratios.

        Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During a soft market, price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business, as well as retain exposures which are adequately priced. Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy accepting only risks that are appropriately priced, while declining risks which are under priced for the level of coverage provided.

        Direct premiums written by major product line for the three months ended March 31, 2008 and 2007, are presented in the table below (in thousands):

	Three Months Ended March 31,
				% Change
	2008	2007	Change
Direct Premiums Written:
Homeowners	$13,005	$9,107	$3,898	42.8%
Fire	11,555	7,632	3,923	51.4%
Mobile Home	5,051	2,885	2,166	75.1%
Commercial	1,388	928	460	49.6%
Other	50	36	14	38.9%

	$31,049	$20,588	$10,461	50.8%

        Total direct premiums written increased for the three months ended March 31, 2008 for all of the insurance products, due to the fact that 2007 only includes two months. Direct premiums are down slightly over the same quarter last year, due to the overall soft insurance market. The lower volume of policies written was partially offset by a slight increase in the average premium per policy written.

        Net premiums written by major product line for the three months ended March 31, 2008 and 2007, are presented in the table below (in thousands):

	Three Months Ended March 31,
				% Change
	2008	2007	Change
Net Premiums Written
Homeowners	$12,148	$8,674	$3,474	40.1%
Fire	10,794	7,269	3,525	48.5%
Mobile Home	4,718	2,748	1,970	71.7%
Commercial	1,297	884	413	46.7%
Other	46	35	11	31.4%

	$29,003	$19,610	$9,393	47.9%

        Total net premiums written increased for the three months ended March 31, 2008 for all of the insurance products, due to the fact that 2007 only includes two months. Net premiums written were down slightly quarter versus quarter as a direct result of the lower volume of direct written premiums.

        Net premiums earned by major product line for the three months ended March 31, 2008 and 2007, are presented in the table below (in thousands):

	Three Months Ended March 31,
				% Change
	2008	2007	Change
Net Premiums Earned:
Homeowners	$12,927	$7,395	$5,532	74.8%
Fire	11,252	6,198	5,054	81.5%
Mobile Home	3,883	2,343	1,540	65.7%
Commercial	1,330	753	577	76.6%
Other	64	30	34	113.3%

	$29,456	$16,719	$12,737	76.2%

        Net premiums earned for the three months ended March 31, 2008 were up as compared to 2007. The premium revenue is earned over the life of the policies, generally twelve months. On the date NLASCO was acquired by Hilltop, the unearned premium balance was adjusted to fair market value as is required under GAAP.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
				% Change
	2008	2007	Change
Amortization of deferred policy acquisition costs	$(6,043)	$3,084	$(9,127)	-295.9%
Other underwriting expenses	16,091	3,519	12,572	357.3%
Other income excluding commission income	(780)	(525)	(255)	48.6%

Total policy acquisition and other underwriting expenses	$9,268	$6,078	$3,190	52.5%

Net premiums earned	$29,456	$16,719	$12,737	76.2%

Expense ratio	31.5%	36.4%	-4.9%

        Policy acquisition costs have decreased due to the effects of purchase accounting in 2007.

        Loss and Loss Adjustment Expenses.    Loss and loss adjustment expenses are recognized based on formula and case basis estimates for losses reported in respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and loss adjustment expense ratio is calculated by taking the ratio of incurred losses and loss adjustment expenses to net premiums earned. The loss and loss adjustment expense ratio for the three months ended March 31, 2008 and 2007 of 49.1% and 53.1%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner.

        General and Administrative Expense.    General and administrative expense for the three months ended March 31, 2008 was $2.1 million, as compared to $2.5 million for the three months ended March 31, 2007, a decrease of $0.4 million, or 16%. This decrease was mainly due to decreases in salaries, benefits and travel costs, which was partially offset by an increase in related party management fees.

        Depreciation and Amortization Expense.    Depreciation and amortization expense was $0.6 million for the three months ended March 31, 2008 and $0.4 million for the three months ended March 31, 2007. This increase was primarily caused by amortization of intangibles recorded as a result of the NLASCO acquisition for three months in 2008, as compared to two months in 2007.

        Interest Expense.    Interest expense for the three months ended March 31, 2008 was $2.8 million, as compared to $2.4 million for the three months ended March 31, 2007, an increase of $0.4 million, or 17%. The increase in interest expense is due to the debt acquired in the NLASCO purchase being for three months in 2008, as compared to two months in 2007.

        Minority Interest.    Minority interest for the three months ended March 31, 2007 was ($0.3) million. Minority interest only affected 2007, as all minority interest holders were eliminated in conjunction with the closing of the asset sale on July 31, 2007.

        Income Taxes.    The Company had a $3.8 million income tax benefit for the three months ended March 31, 2008, compared to $0.7 million expense for the same period in 2007. The benefit in 2008 is primarily due to the tax benefit recorded as a result of recognizing losses on the impairment and sale of investments of $7.1 million, less the tax expense related to the insurance operations of $2.4 million.

        Discontinued Operations.    On July 31, 2007, the Company closed the sale of certain of its assets, including the operating assets of the Company's manufactured home businesses to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC, and GEM Realty Capital, Inc. The Company reclassed all operations included in this sale to discontinued and, for 2007, the discontinued loss was $5.2 million.

        Preferred Stock Dividend.    On April 9, 2008, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share for each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2008, amounting to $2.6 million. For the quarter ended March 31, 2007, the dividend declared also was $0.5156 per share, or $2.6 million.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $9.5 million for the three months ended March 31, 2008, as compared to $9.0 million for the three months ended March 31, 2007, or an increase of $0.5 million. The principal reason for the loss in 2008 is the write down on stock held by HTH of $20.3 million, which was partially offset by the additional month of income generated by NLASCO in 2008 and the fact that we had no loss on discontinued operations in 2008 due to the sale of the manufactured housing communities' line of business and its manufactured housing retail sales and finance line of business in July 2007.

LIQUIDITY AND CAPITAL RESOURCES

General

        Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1,065 million at March 31, 2008. On July 31, 2007, the Company closed the sale of substantially all of its assets, including the operating assets used in the Company's manufactured home communities business and its manufactured home retail sales and financing businesses in the Farallon Transaction and received gross proceeds of $889.3 million in cash. Of this amount, as of March 31, 2008, the Company had invested approximately $730 million in U.S. government securities.

        Hilltop is seeking to make opportunistic acquisitions with certain of the proceeds from the Farallon Transaction, and, if necessary or appropriate, from additional equity or debt financing sources.

        At March 31, 2008, we had approximately $783.6 million of cash and cash equivalents and $162.3 million of investments, as compared to $783.0 million of cash and cash equivalents and $191.0 million of investments as of December 31, 2007.

        As of March 31, 2008, our short-term liquidity needs included (a) funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), (b) funds to pay our insurance claims and (c) funds to service the debt represented by our senior exchangeable notes.

Restrictions on Dividends and Distributions

        Aside from investment income on Hilltop's invested assets, as a holding company Hilltop relies on dividends and other permitted distributions from its subsidiaries. The payment of dividends from Hilltop's insurance subsidiaries, NLIC and ASIC, are subject to significant regulatory restrictions and limitations under debt agreements which limit their ability to declare and pay dividends in the event of a default.

        Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. NLIC and ASIC paid dividends totaling $14.0 million to NLASCO in March 2008. At March 31, 2008, the maximum additional dividends that may be paid to NLASCO in 2008 without regulatory approval is approximately $7.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2008, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the NAIC has adopted risk-based capital, or "RBC", requirements for insurance companies that establish minimum capital requirements relating to insurance risk, assesses credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2008, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

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

        Our primary investment objectives are to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. Our strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constitute $911.5 million, or 96.4%, of our cash and investments at March 31, 2008. Although there is no intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

        Our investment committee meets regularly to review the portfolio performance and investment markets in general. Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        Cash used in operations was $3.4 million for the three months ended March 31, 2008, primarily due to payment of $9.7 million in state income taxes. Cash provided by operations was $15.2 million for the three months ended March 31, 2007, due to $22.1 million in cash generated by discontinued operations and $6.2 million generated by an increase in unearned premiums at NLASCO, which was partially offset by a $3.1 million increase in deferred acquisition costs and $4.7 million in changes in assets and liabilities.

        Cash provided by investing activities was $10.6 million in the three months ended March 31, 2008, compared with cash used in investing activities of $81.5 million in the same period in 2007. The increase in cash from investing activities primarily was due to the sale of securities by our insurance company. In 2007, $116.1 million was used in the purchase of NLASCO, which was partially offset by the $45.5 million in cash acquired from NLASCO.

        Cash used in financing activities was $6.6 million in the three months ended March 31, 2008, compared with cash provided by financing activities of $99.3 million in the same period in 2007. The decrease in cash from financing activities for 2008 was due primarily to the repayment of $4.0 million in debt and payment of $2.6 million in preferred dividends. The cash generated in the first quarter of 2007 was due to proceeds received from our common stock rights offering and stock issuances in connection with the NLASCO acquisition.

        We believe that existing cash and investment balances, when combined with anticipated cash flows from operations and dividends from our insurance companies, will be adequate to meet our expected liquidity needs for the reasonably foreseeable future. We will continue to pursue and investigate possible strategic investments. In regards to strategic acquisitions, we may need to secure external financing. We cannot assure you that we will be successful in obtaining any such financing or in the implementation of our business plan.

Inflation

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2008 and 2007. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves (in thousands)
2008	$13,130
2009	6,252
2010	834
2011	207
2012	208
Thereafter	208

$20,839

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2008, we had no derivative financial instruments.

        As of March 31, 2008, our total debt outstanding was approximately $138.4 million, comprised of approximately $90.9 million, or 65.7%, of indebtedness subject to fixed interest rates and approximately $47.5 million, or 34.3% of our total consolidated debt, subject to variable interest rates.

        If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $59,000 annually.

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

        The fair value of debt outstanding as of March 31, 2008 was approximately $150.6 million.

        The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2008 (in thousands).

	Principal Commitments
	Fixed	Variable	Total
2008	$—	$18	$18
2013 and Thereafter	90,850	47,500	138,350

Commitments	$90,850	$47,518	$138,368

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

  (b)
  Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS

  (a)
  Exhibits:

    See Exhibit Index

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.
Date: May 9, 2008
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