Form 10-Q
period 2008-06-30
Hilltop Holdings Inc.
filed 2008-08-07
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31987

Hilltop Holdings Inc.
(Exact name of Registrant as specified in its charter)

MARYLAND	84-1477939
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
200 Crescent Court, Suite 1330 Dallas, Texas	75201
(Address of principal executive offices)	(Zip code)

(214) 855-2177
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller; reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the Registrant's common stock outstanding at August 7, 2008 was 56,451,884.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

(in thousands, except share and per share data)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $121,643 and $130,253, respectively)	$121,496	$131,904
Held-to-maturity securities, at amortized cost (fair value of $15,363 and $6,819, respectively)	15,058	6,784
Equity securities
Available for sale securities, at fair value (cost of $13,947 and $55,607, respectively)	13,006	52,336

Total investments	149,560	191,024
Cash and cash equivalents	772,816	783,008
Accrued interest and dividends	1,525	1,497
Premiums receivable	22,165	21,287
Deferred acquisition costs	17,094	14,521
Reinsurance receivable, net of uncollectible amounts	2,308	2,692
Prepaid reinsurance premiums	4,877	3,300
Deferred income taxes	35,317	22,219
Goodwill	23,988	23,613
Intangible assets, definite life	11,936	12,880
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	416	533
Loan origination costs, net	3,364	3,462
Other assets	2,351	2,455

Total Assets	$1,050,717	$1,085,491

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

(in thousands, except share and per share data)

(unaudited)

	June 30, 2008	December 31, 2007
Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$23,826	$18,091
Unearned premiums	73,287	68,410
Reinsurance payable	153	190
Accounts payable and accrued expenses	9,586	13,017
Income taxes payable	2,571	12,238
Notes payable	138,368	142,368
Dividends payable	1,719	1,719
Other liabilities	4,972	5,273

Total liabilities	254,482	261,306

Commitments and Contingencies (see Note 12)
Stockholders' Equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 56,448,098 and 56,461,465 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	564	564
Additional paid-in capital	917,752	917,582
Accumulated other comprehensive loss	(706)	(1,053)
Accumulated deficit	(240,483)	(212,016)

Total stockholders' equity	796,235	824,185

Total liabilities and stockholders' equity	$1,050,717	$1,085,491

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Net premiums earned	$30,816	$26,478	$60,272	$43,197
Net investment income	6,801	1,940	15,171	3,270
Net realized (losses) gains on investments	(21,465)	117	(41,694)	184
Other income	1,539	1,784	3,171	3,101

Total revenue	17,691	30,319	36,920	49,752

Expenses:
Loss and loss adjustment expenses	24,829	18,638	39,282	27,515
Policy acquisition and other underwriting expenses	11,566	7,933	21,614	14,536
General and administrative expenses	3,382	2,805	5,457	5,285
Depreciation and amortization	541	543	1,096	898
Interest expense	2,526	3,059	5,308	5,369

Total expenses	42,844	32,978	72,757	53,603

Loss from continuing operations before income tax benefit and allocation to minority interest	(25,153)	(2,659)	(35,837)	(3,851)
Income tax benefit from continuing operations	8,723	2,031	12,526	1,386

Loss from continuing operations before allocation to minority interest	(16,430)	(628)	(23,311)	(2,465)
Minority interest	—	98	—	214

Loss from continuing operations	(16,430)	(530)	(23,311)	(2,251)
Loss from discontinued operations	—	(4,695)	—	(9,478)
Income tax expense from discontinuing operations	—	(2,287)	—	(2,329)
Minority interest in discontinued operations	—	157	—	316

Net loss	(16,430)	(7,355)	(23,311)	(13,742)
Preferred stock dividend	(2,578)	(2,578)	(5,156)	(5,156)

Net loss attributable to common stockholders	$(19,008)	$(9,933)	$(28,467)	$(18,898)

Loss per share from continuing operations less preferred dividends
Basic loss per share	$(0.34)	$(0.06)	$(0.50)	$(0.14)

Diluted loss per share	$(0.34)	$(0.06)	$(0.50)	$(0.14)

Loss per share from discontinued operations
Basic loss per share	$—	$(0.12)	$—	$(0.21)

Diluted loss per share	$—	$(0.12)	$—	$(0.21)

Loss per share attributable to common stockholders
Basic loss per share	$(0.34)	$(0.18)	$(0.50)	$(0.35)

Diluted loss per share	$(0.34)	$(0.18)	$(0.50)	$(0.35)

Weighted average share information
Basic shares outstanding	56,448	56,394	56,765	54,372

Diluted shares outstanding	56,448	56,394	56,765	54,372

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands)

(unaudited)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2008	5,000	$119,108	56,461	$564	$917,582	$(1,053)	$(212,016)	$824,185

Net loss							(23,311)	(23,311)
Preferred stock dividends declared							(5,156)	(5,156)
Accumulated other comprehensive income, net of tax						347		347

Total comprehensive loss								(28,120)
Common stock issued to board members			8		90			90
Share redeemed			(21)
Stock compensation expense					80			80

Balance, June 30, 2008	5,000	$119,108	56,448	$564	$917,752	$(706)	$(240,483)	$796,235

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flow from operating activities:
Net loss	$(23,311)	$(13,742)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,096	898
Deferred income taxes	(13,283)	943
Increase in unearned premiums	4,877	14,607
Increase in deferred acquisition costs	(2,573)	(7,288)
Realized losses (gains) on investments	41,694	(184)
Purchases of trading securities	—	(478)
Proceeds from sales of trading securities	—	581
Amortization of loan origination costs	(65)	98
Stock grant compensation expense	170	690
Partnership preferred unit distributions declared	—	67
Minority interest	—	(594)
Adjustments related to discontinued operations	—	43,893
Changes in operating assets and liabilities	(9,696)	785

Net cash (used in) provided by operating activities	$(1,091)	$40,276

Cash flow from investing activities:
NLASCO acquisition	—	(115,794)
Cash acquired from NLASCO	—	45,457
Purchases of fixed assets	(35)	—
Purchases of available-for-sale securities	(27,943)	(13,980)
Purchases of held-to-maturity securities	(7,582)	(413)
Purchase of NALICO GA	(375)	—
Proceeds from sales of available-for-sale securities	21,398	8,426
Proceeds from maturities of available-for-sale securities	9,754	—
Proceeds from maturities of held-to-maturity securities	4,838	1,200
Proceeds from or purchases of assest related to discontinued operations	—	(9,765)

Net cash provided by (used in) investing activities	$55	$(84,869)

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flow from financing activities:
Cash flow from rights offering and stock issuances
Common stock rights offering	—	80,000
Common stock offering expenses	—	(1,551)
Proceeds from issuances of common stock	—	20,000
Proceeds from issuance of debt	—	20,074
Repayment of debt	(4,000)	(22,386)
Payment of preferred dividends	(5,156)	(5,156)
Payment of partnership preferred distributions	—	(251)
Loan origination costs	—	(563)

Net cash (used in) provided by financing activities	(9,156)	90,167

Net (decrease) increase in cash and cash equivalents	(10,192)	45,574
Cash and cash equivalents, beginning of period	783,008	29,281

Cash and cash equivalents, end of period	$772,816	$74,855

Non-cash financing and investing transactions:
Debt and other liabilities assumed in the NLASCO acquisition	$—	$136,288

Redemption of OP units for common stock	$—	$18,201

Fair value of common stock issued in the NLASCO acquisition	$—	$13,359

Notes receivable issued for manufactured home sales	$—	$2,386

Dividends declared but unpaid	$1,719	$1,719

Supplemental cash flow information:
Cash paid for interest	$5,327	$38,290

Cash paid for income taxes	$10,104	$—

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(unaudited)

1.    Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

        Hilltop Holdings Inc., formerly known as Affordable Residential Communities Inc. ("Hilltop", "HTH", or the "Company"), was organized in July 1998 as a Maryland corporation that was primarily engaged in the acquisition, renovation, repositioning and operation of all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses.

        On January 31, 2007, we acquired all of the stock of NLASCO, Inc. ("NLASCO"), a privately held property and casualty insurance holding company. NLASCO is a Delaware corporation that specializes in providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company ("NLIC") and American Summit Insurance Company ("ASIC"). Texas comprises approximately 73% of our business, with Arizona (10%), Tennessee (7%), Oklahoma (1%), Louisiana (2%), and the remaining states we do business makes up the other 7%.

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

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, however, have been condensed or omitted pursuant to Article 10 of Regulation S-X. The consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

        Certain accounts have been reclassified to conform to the current period's presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended June 30, 2008 are not indicative of the results that may be expected for the year ended December 31, 2008. Operating results and cash flows of NLASCO are for the five months from the date of acquisition, January 31, 2007, through June 30, 2007, as compared to six months for 2008. These financial statements should be read

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Summary of Significant Accounting Policies

Recent Accounting Developments

        In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS161). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The scope of this Statement is the same scope as Statement 133. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company currently is evaluating the impact of adopting SFAS 161 on its financial statements.

        In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company has adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 had no accumulative effects on the Company's retained earnings. In February 2008, FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays, for one year, the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. Accordingly, we deferred the adoption of SFAS 157 as it related to nonfinancial assets and liabilities until January 2009.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (SFAS 141(R)). This Statement will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity's first fiscal year that begins after December 15, 2008. The Corporation does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51" (SFAS 160). This Statement will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008, with early adoption permitted. The Corporation does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

2.    Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2008 and December 31, 2007 were as follows (in thousands).

	June 30, 2008
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$37,431	$883	$(390)	$37,924
Mortgage-backed securities	11,787	50	(29)	11,808
Corporate debt securities	72,425	437	(1,098)	71,764

	121,643	1,370	(1,517)	121,496
Equity securities	13,947	256	(1,197)	13,006

	135,590	1,626	(2,714)	134,502
Held-to-maturity securities:
Fixed maturities:
Government securities	15,058	326	(21)	15,363

	$150,648	$1,952	$(2,735)	$149,865

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

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

        The following table summarizes the length of time securities with unrealized losses at June 30, 2008 have been in an unrealized loss position (in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$4,601	$(364)	$2,715	$(26)	$7,316	$(390)
Mortgage-backed securities	2,795	(17)	1,083	(12)	3,878	(29)
Corporate debt securities	32,931	(589)	7,812	(509)	40,743	(1,098)

	40,327	(970)	11,610	(547)	51,937	(1,517)
Equity securities	5,573	(1,144)	2,040	(53)	7,613	(1,197)

	45,900	(2,114)	$13,650	$(600)	$59,550	$(2,714)
Held-to-maturity securities:
Fixed maturities:
Government securities	1,441	(21)	—	—	1,441	(21)

	$47,341	$(2,135)	$13,650	$(600)	$60,991	$(2,735)

        In conjunction with the purchase of NLASCO on January 31, 2007, all "available-for-sale" securities were marked to their fair market value at that date. In the first and second quarter of 2008, the Company wrote down the value of equity securities held by HTH to market value, taking a loss of $20.3 million and $21.6 million on these securities, respectively. Generally, equity securities purchased

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

2.    Investments (Continued)

by HTH are for strategic purposes, rather than investments. While some of the securities held in the investment portfolio of NLASCO have also decreased in value since the date of acquisition, the Company has the ability and intent to hold these securities until maturity or until the value recovers and, therefore, does not feel any other impairments, other than temporary impairments, exist as of June 30, 2008.

        Fair values of investment securities are based on quoted market prices. Gross realized investment gains and losses for the three and six months ended June 30, 2008 and 2007 are summarized as follows (in thousands).

	Three Months Ended June 30,
	2008			2007
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$115	$(16)	$99	$—	$—	$—
Equity securities	—	(21,564)	(21,564)	121	(4)	117

	$115	$(21,580)	$(21,465)	$121	$(4)	$117

	Six Months Ended June 30,
	2008			2007
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$213	$(29)	$184	$6	$—	$6
Equity securities	—	(41,878)	(41,878)	194	(16)	178

	$213	$(41,907)	$(41,694)	$200	$(16)	$184

        Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities of

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

2.    Investments (Continued)

available-for-sale and held-to-maturity securities at June 30, 2008 and December 31, 2007 by contractual maturity are as follows (in thousands).

	June 30, 2008
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$6,767	$6,689
Due after one year through five years	49,522	50,085
Due after six years through ten years	38,658	38,259
Due after ten years	14,909	14,654
Mortgage-backed securities	11,787	11,809

	$121,643	$121,496

Held-to-maturity debt securities:
Due within one year	$1,585	$1,597
Due after one year through five years	3,375	3,355
Due after six years through ten years	10,098	10,411
Due after ten years	—	—

	$15,058	$15,363

	December 31, 2007
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$9,328	$9,338
Due after one year through five years	47,124	47,739
Due after six years through ten years	42,319	43,115
Due after ten years	18,821	18,897
Mortgage-backed securities	12,661	12,815

	$130,253	$131,904

Held-to-maturity debt securities:
Due within one year	$5,138	$5,167
Due after one year through five years	1,228	1,234
Due after six years through ten years	—	—
Due after ten years	418	418

	$6,784	$6,819

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

2.    Investments (Continued)

        Net investment income for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Cash equivalents	$4,843	$356	$4,487	$11,338	$648	$10,690
Fixed maturities	1,748	1,400	348	3,501	2,359	1,142
Equity securities	308	184	124	576	253	323

	6,899	1,940	4,959	15,415	3,260	12,155
Other income net of expenses	(98)	—	(98)	(244)	10	(254)

Net investment income	$6,801	$1,940	$4,861	$15,171	$3,270	$11,901

        At June 30, 2008, the Company had on deposit in custody for various State Insurance Departments investments with carrying values totaling $15.1 million.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

3.    Fair Value Measurements (Continued)

        The following table presents the hierarchy used by the Company by asset and liability type to determine their value at June 30, 2008 (in thousands).

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$772,816	$772,816	$—	$—
Available-for-sale fixed maturities	121,496	—	121,496	—
Available-for-sale equity securities	13,006	13,006	—	—

Total	$907,318	$785,822	$121,496	$—

Level 1 financial assets

        The Company's Level 1 investments are limited to cash and cash equivalent balances and actively-traded debt and equity securities. Cash and cash equivalents are carried at fair value, which approximates cost. Fair value of actively traded debt and equity securities are based on unadjusted quoted market prices.

Level 2 financial assets

        All of the Company's fixed maturity securities are classified in Level 2, including private and corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage and asset-backed securities. Fair values of inactively traded fixed maturity and equity securities are based on quoted market prices of identical or similar securities or based on observable inputs, such as interest rates, using either a market or income valuation approach and are generally classified as Level 2.

        The following table presents the carrying value and fair value of assets and liabilities where they differ in value at June 30, 2008 (in thousands):

	June 30, 2008
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$15,058	$15,363
Financial liabilities
Notes payable	$138,368	$147,453

4.    Deferred Acquisition Costs

        Policy acquisition expenses, primarily consisting of commissions, premium taxes and underwriting expenses related to issuing a policy, incurred by NLASCO are deferred and charged against income

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

4.    Deferred Acquisition Costs (Continued)

ratably over the terms of the related policies. The activity in deferred acquisition costs for the six months ended June 30, 2008 is as follows (in thousands).

Six Months Ended June 30, 2008
Beginning of period deferred acquisition cost	$14,521
Acquisition expenses deferred	16,191
Amortization charged to income	(13,618)

End of period deferred acquisition costs	$17,094

5.    Insurance Holding Company Line of Credit

        Our insurance subsidiary has a line of credit with a financial institution. The line allows for borrowings by NLASCO up to $5.0 million and is secured by substantially all of NLASCO's assets. The line of credit bears interest equal to a base rate less 0.5% (4.50% at June 30, 2008), which is due quarterly. This line is scheduled to mature in October 2008. During the six months ended June 30, 2008, the principal balance on this note was paid down $4.0 million. The line of credit balance payable at June 30, 2008 is $18,000.

6.    Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the six months ended June 30, 2008 is as follows (in thousands).

Balance at January 1, 2008	$18,091
Less reinsurance recoverables	(2,692)

Net balance at January 1, 2008	15,399
Incurred related to:
Current Year	39,003
Prior Year	279

Total incurred	39,282
Payments related to:
Current Year	(28,037)
Prior Year	(5,126)

Total payments	(33,163)
Net balance at June 30, 2008	21,518
Plus reinsurance recoverables	2,308

Balance at June 30, 2008	$23,826

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

6.    Reserve for Unpaid Losses and Loss Adjustment Expenses (Continued)

        The reserve for losses and loss adjustment expenses includes amounts that may be due to, or payable by, the sellers of NLASCO by January 2010 based on actual losses incurred as compared to the reserve as of the acquisition date. Prior year losses and payments include amounts back to the purchase of NLASCO on January 31, 2007 only, as all other prior losses and payments are the responsibility of the sellers.

7.    Reinsurance Activity

        NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2008, we had reinsurance receivables with a carrying value of approximately $2.3 million.

        The effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$34,733	$33,777	$42,455	$30,859	$67,099	$64,460	$59,093	$50,071
Reinsurance assumed	1,413	1,515	2,178	770	2,769	3,172	3,732	1,109
Reinsurance ceded	(3,240)	(4,476)	(3,563)	(5,151)	(6,642)	(7,360)	(6,095)	(7,983)

Net premiums	$32,906	$30,816	$41,070	$26,478	$63,226	$60,272	$56,730	$43,197

        The effect of reinsurance incurred losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss and loss adjustment expense (LAE) incurred	$25,348	$18,950	$40,812	$28,392
Reinsurance recoverables	(519)	(312)	(1,530)	(877)

Net loss and LAE incurred	$24,829	$18,638	$39,282	$27,515

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

7.    Reinsurance Activity (Continued)

Multi-line excess of loss coverage

        For all lines of business, ASIC's retention on any one risk for 2008 is $200,000 and NLIC's is $200,000.

Catastrophic coverage

        NLASCO has eight levels of catastrophic excess of loss reinsurance providing for coverage up to $200 million in 2008 above $1.0 million in retention for ASIC and $6.0 million for NLIC. NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage will lapse after the second or third event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year. During 2008, the first five layers can be reinstated twice for 100% of the original premium each time and the next three layers can be reinstated one time for 100% of the original premium.

8.    Income Taxes

        At June 30, 2008, the Company had net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $74.8 million and $76.1 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2024. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

        In conjunction with the sale of the Company's manufactured housing business lines that closed on July 31, 2007, approximately $282.6 million of the Company's net operating loss carry forwards were utilized and $175.2 million of temporary taxable differences were recognized.

        As of June 30, 2008, we had a deferred tax asset, net of liabilities, of $39.9 million, which is reduced by a valuation allowance of $4.6 million. Our 35% rate reflects a change from the 40% rate utilized prior to the July 31, 2007 sale transaction due to the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes. Insurance companies are generally not taxed in most states on income taxes, as they pay premium taxes in states where they generate premium revenue.

        We allocate income taxes between continuing and discontinued operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), particularly paragraph 140. We recognize income tax benefits in continuing operations on the effective rate method and income tax expense in discontinued operations without such pro-ration in accordance with Accounting Principles Board Opinion 28 and ASB Interpretation No. 18.

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, which required the measurement of unrecognized tax benefits. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. For the period ending June 30, 2008 we had no unrecognized tax benefits.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

8.    Income Taxes (Continued)

        We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. The following is a summary of the tax years open to examination:

  U.S. Federal—2004 through 2006
  U.S. States—2003 through 2006

        As of June 30, 2008, there are no Federal or State tax audits.

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

        The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current tax benefit (expense)	$151	$—	$151	$(722)	$—	$(722)
Deferred tax benefit	8,572	—	8,572	13,248	—	13,248

Income tax benefit	$8,723	$—	$8,723	$12,526	$—	$12,526

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current tax expense	$(100)	$—	$(100)	$(100)	$—	$(100)
Deferred tax (expense) benefit	2,131	(2,287)	(156)	1,486	(2,329)	(843)

Income tax benefit (expense)	$2,031	$(2,287)	$(256)	$1,386	$(2,329)	$(943)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

8.    Income Taxes (Continued)

        The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$8,802	$—	$8,802	$12,542	$—	$12,542
Permanent differences	(79)	—	(79)	(16)	—	(16)

Income tax benefit	$8,723	$—	$8,723	$12,526	$—	$12,526

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$931	$1,643	$2,574	$1,348	$3,318	$4,666
Permanent differences	20	(36)	(16)	(12)	(89)	(101)
Increase (decrease) in valuation allowance	1,080	(3,894)	(2,814)	50	(5,558)	(5,508)

Income tax benefit (expense)	$2,031	$(2,287)	$(256)	$1,386	$(2,329)	$(943)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

8.    Income Taxes (Continued)

tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	June 30, 2008	December 31, 2007
Deferred Tax Assets:
Net operating loss carryforwards	$26,165	$28,600
Accrued liabilities and other	1,869	2,180
Loss and loss adjustment expense discounting	1,042	708
Securities available for sale	15,051	542
Unearned premiums	6,456	4,665
Loan origination costs	420	436
AMT credit carryforward	256	256
Valuation allowance	(4,603)	(4,603)

Total gross deferred tax assets	$46,656	$32,784

Deferred Tax Liabilities:
Rental and other property, net	$17	$14
Intangible assets	5,227	5,558
Goodwill	111	171
Deferred policy acquisition costs	5,984	4,822

Total gross deferred tax liabilities	$11,339	$10,565

Net Deferred Tax Asset	$35,317	$22,219

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

JUNE 30, 2008

(unaudited)

9.    Statutory Net Income and Capital and Surplus (Continued)

        In addition, the Commissioner of the Texas Department of Insurance has the right to permit other specific practices that may deviate from prescribed practices. The Company's insurance subsidiaries have no such permitted statutory accounting practices.

        Following is a summary of statutory capital and surplus as of June 30, 2008 and statutory net income of each insurance subsidiary for the three and six months ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
National Lloyds Insurance Company
Capital and surplus	$88,845	$87,540	$88,845	$87,540
Statutory net income	$(3,337)	$464	$484	$2,095
American Summit Insurance Company
Capital and surplus	$24,268	$23,146	$24,268	$23,146
Statutory net income	$455	$1,013	$1,439	$1,280

10.    Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO's surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid $14.0 million in dividends to NLASCO in March 2008. At June 30, 2008, the maximum dividend that may be paid to NLASCO in 2008 without regulatory approval is an additional $7.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2008, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the NAIC has adopted the risk based calculation formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2008, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

11.    Equity and Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis (in thousands, except per share information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss per share from continuing operations:
Loss from continuing operations	$(16,430)	$(530)	$(23,311)	$(2,251)
Preferred stock dividends	(2,578)	(2,578)	(5,156)	(5,156)

Loss from continuing operations	$(19,008)	$(3,108)	$(28,467)	$(7,407)

Basic loss per share from continuing operations	$(0.34)	$(0.06)	$(0.50)	$(0.14)

Diluted loss per share from continuing operations	$(0.34)	$(0.06)	$(0.50)	$(0.14)

Loss per share from discontinued operations:
Loss from discontinued operations	$—	$(4,695)	$—	$(9,478)
Income tax expense from discontinuing operations	—	(2,287)	—	(2,329)
Minority interest in discontinued operations	—	157	—	316

Loss from discontinued operations	$—	$(6,825)	$—	$(11,491)

Basic loss per share from discontinued operations	$—	$(0.12)	$—	$(0.21)

Diluted loss per share from discontinued operations	$—	$(0.12)	$—	$(0.21)

Loss per share available to common stockholders:
Loss available to common stockholders	$(19,008)	$(9,933)	$(28,467)	$(18,898)

Basic loss per share available to common stockholders	$(0.34)	$(0.18)	$(0.50)	$(0.35)

Diluted loss per share available to common stockholders	$(0.34)	$(0.18)	$(0.50)	$(0.35)

Weighted average share information:
Basic shares outstanding	56,448	56,394	56,765	54,372

Diluted shares outstanding	56,448	56,394	56,765	54,372

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Operating partnership units(a)	—	1,493	—	1,507
Stock warrants	937	—	937	—
Senior exchangeable Notes	6,718	—	6,718	—
Stock options	541	35	541	34
Restricted stock	—	6	—	7

Total	8,196	1,534	8,196	1,548

  (a)
  From June 30, 2006 through June 30, 2007, we redeemed approximately 94,000 OP units. In July, 2007 the remaining OP units were redeemed.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(unaudited)

11.    Equity and Loss per share (Continued)

        On June 12, 2008, the board of directors declared a quarterly cash dividend of $0.515625 per share on the Company's Series A Cumulative Redeemable Preferred Stock. The dividend was paid on July 30, 2008 to shareholders of record on July 15, 2008. The Board reviews the payment of dividends on a quarterly basis.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this quarterly report on Form 10-Q and the financial information set forth in the tables below.

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

  •
  failure of NLASCO, Inc. to maintain appropriate insurance licenses.

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

        Unless the context otherwise indicates, the words "we," "our," "ours," "us," "HTH" and the "Company" refer to Hilltop Holdings Inc., or Hilltop, and its subsidiaries, collectively.

GENERAL STRUCTURE OF THE COMPANY

        We are a holding company that is endeavoring to make opportunistic acquisitions or a business combination. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. At June 30, 2008, Hilltop and its operating partnership, Affordable Residential Communities LP, had approximately $735 million of available cash and cash equivalents that could be used for this purpose. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

        Hilltop indirectly owns all of the outstanding shares of NLASCO, Inc., or NLASCO. NLASCO, in turn, owns National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC, both of which are licensed property and casualty insurers operating in multiple states. In addition, NLASCO also owns the NALICO General Agency that operates in Texas. NLIC commenced business in 1949 and currently operates in 15 states with its largest market being the state of Texas. NLIC carries a financial strength rating of "A" (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 13 states, its largest market being the state of Arizona. ASIC carries a financial strength rating of "A-"(Excellent) by A.M. Best. Both of these companies are regulated by the Texas Department of Insurance.

        Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol "HTH". Our Series A Cumulative Redeemable Preferred Stock is listed on the NYSE under the symbol "HTH-PA".

OVERVIEW OF RESULTS

        For the six months ended June 30, 2008, net loss attributable to common stockholders was $28.5 million, or $0.50 per share, as compared to a net loss of $18.9 million, or $0.35 per share, for the same period in 2007. Continuing operations accounted for $23.3 million of the net loss for the six months ended June 30, 2008, compared to $2.3 million of the net loss for the six months ended June 30, 2007. Net loss from continuing operations increased by $21.0 million for the six months ended June 30, 2008, as compared to the same period in 2007, primarily due to the loss on investment of $41.9 million ($27.2 million net of tax) recorded for equity securities held at HTH and $1.4 million of costs associated with acquisition activities being expensed due to the determination that HTH would no longer pursue such target at this time. Those losses and expenses were partially offset by additional interest income generated on the cash from the sale of the assets related to the manufactured housing business segment that closed on July 31, 2007 and the fact that NLASCO had six months of revenue in 2008, as compared to five months in 2007.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

         Strategic Acquisitions.    Hilltop is seeking to make opportunistic acquisitions with certain of the proceeds from the sale of the manufactured home business, and, if necessary or appropriate, from additional equity or debt financing sources.

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

         Reinsurance.    In the normal course of business, NLASCO seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE are reported as assets. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

        The Company accounts for reinsurance contracts under the provisions of Statement of Financial Accounting Standards ("SFAS"), No. 113, "Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts." Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Reinsurance assumed from other companies, including assumed premiums written and earned and losses and LAE, is accounted for in the same manner as direct insurance written.

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

         Goodwill and Other Indefinite Lived Intangible Assets.    Goodwill represents the excess of the cost over fair value or assets of businesses acquired. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Other indefinite lived intangible assets consist of $3.0 million, which is estimated fair value of state licenses acquired in the NLASCO purchase.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

         Revenue.    Revenue for the three months ended June 30, 2008 was $17.7 million, as compared to $30.3 million for the same period in 2007. Net premiums earned were $30.8 million for the second quarter in 2008, as compared to $26.5 million for 2007. Net investment income was $6.8 million for the second quarter of 2008, as compared to $1.9 million for the same period in 2007, primarily due to the income generated on the net proceeds received from the sale of our manufactured housing businesses. We had a net realized loss on investments of $21.6 million in the second quarter of 2008, due to the write down of securities owned by HTH. Other income was $1.5 million for the second quarter in 2008, as compared to $1.8 million for 2007. Revenues related to the manufactured housing business lines have been reclassified to discontinued operations and are presented net in the caption "Loss from discontinued operations."

         Underwriting Results.    The following table shows the components of the Company's underwriting (loss) gain for the three months ended June 30, 2008 and 2007. The Company's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Three Months Ended June 30,
	2008	2007	Change	% Change
Direct premiums written	$34,733	$42,455	$(7,722)	-18.2%

Net premiums written	$32,906	$41,070	$(8,164)	-19.9%

Net premiums earned	$30,816	$26,478	$4,338	16.4%
Loss and LAE	24,829	18,638	6,191	33.2%
Policy acquisition and other underwriting expenses	11,566	7,933	3,633	45.8%

Underwriting (loss) gain	$(5,579)	$(93)	$(5,486)	5898.9%

Loss and LAE ratio	80.6%	70.4%	10.2%
Policy acquisition and other underwriting expense ratio	35.3%	27.0%	8.3%
Combined ratio	115.9%	97.4%	18.5%

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

        Direct premiums written by major product line for the three months ended June 30, 2008 and 2007, are presented in the table below (in thousands):

	Three Months Ended June 30,
	2008	2007	Change	% Change
Direct Premiums Written:
Homeowners	$14,696	$18,796	$(4,100)	-21.8%
Fire	13,251	16,591	(3,340)	-20.1%
Mobile Home	5,056	4,777	279	5.8%
Commercial	1,572	2,098	(526)	-25.1%
Other	158	193	(35)	-18.1%

	$34,733	$42,455	$(7,722)	-18.2%

        Total direct premiums written decreased for the three months ended June 30, 2008 for all of the insurance products, except mobile home, due to the overall soft insurance market.

        Net premiums written by major product line for the three months ended June 30, 2008 and 2007, are presented in the table below (in thousands):

	Three Months Ended June 30,
	2008	2007	Change	% Change
Net Premiums Written
Homeowners	$13,923	$18,182	$(4,259)	-23.4%
Fire	12,553	16,050	(3,497)	-21.8%
Mobile Home	4,790	4,621	169	3.7%
Commercial	1,490	2,030	(540)	-26.6%
Other	150	187	(37)	-19.8%

	$32,906	$41,070	$(8,164)	-19.9%

        Total net premiums written decreased for the three months ended June 30, 2008 for all of the insurance products, except mobile home, due to the overall soft insurance market.

        Net premiums earned by major product line for the three months ended June 30, 2008 and 2007, are presented in the table below (in thousands):

	Three Months Ended June 30,
	2008	2007	Change	% Change
Net Premiums Earned:
Homeowners	$13,038	$11,722	$1,316	11.2%
Fire	11,757	10,348	1,409	13.6%
Mobile Home	4,486	2,979	1,507	50.6%
Commercial	1,395	1,308	87	6.7%
Other	140	121	19	15.7%

	$30,816	$26,478	$4,338	16.4%

        Net premiums earned for the three months ended June 30, 2008 were up as compared to 2007. The premium revenue is earned over the life of the policies, generally twelve months. On the date NLASCO was acquired by Hilltop, the unearned premium balance was adjusted to fair market value as required under GAAP.

         Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007	Change	% Change
Amortization of deferred policy acquisition costs	$(543)	$(4,204)	$3,661	-87.1%
Other underwriting expenses	12,109	12,137	(28)	-0.2%

Total policy acquisition and other underwriting expenses	11,566	7,933	3,633	45.8%
Other income excluding commission income	(685)	(777)	92	-11.8%

Total policy acquisition and other underwriting expenses including other income	$10,881	$7,156	$3,725	52.1%

Net premiums earned	$30,816	$26,478	$4,338	16.4%

Expense ratio	35.3%	27.0%	8.3%

         Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported in respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the three months ended June 30, 2008 and 2007 of 80.6% and 70.4%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner. The increase in the loss and LAE ratio is due to severe storms that occurred in April and June 2008.

         General and Administrative Expense.    General and administrative expense for the three months ended June 30, 2008 was $3.4 million, as compared to $2.8 million for the three months ended June 30, 2007, an increase of $0.6 million, or 21%. This increase was mainly due to $1.4 million in acquisition costs being expensed which were largely offset by a decrease in salaries, benefits, and professional fees. The acquisition costs were expensed, as we determined, at this time, to no longer pursue a transaction with this target during the second quarter of 2008.

         Depreciation and Amortization Expense.    Depreciation and amortization expense was $0.5 million for the three months ended June 30, 2008 and 2007.

         Interest Expense.    Interest expense for the three months ended June 30, 2008 was $2.5 million, as compared to $3.1 million for the three months ended June 30, 2007, a decrease of $0.6 million, or 19%. The decrease in interest expense is due to the pay down of debt in the first quarter of 2008 and LIBOR rate being lower on our surplus lines debt.

         Minority Interest.    Minority interest for the three months ended June 30, 2007 was $0.3 million. Minority interest only affected 2007, as all minority interest holders were eliminated in conjunction with the closing of the asset sale on July 31, 2007.

         Income Taxes.    The Company had an $8.7 million income tax benefit for the three months ended June 30, 2008, compared to $0.3 million expense for the same period in 2007. The benefit in 2008 is primarily due to the tax benefit recorded as a result of recognizing losses on the impairment of $7.6 million and operating losses of NLASCO.

         Discontinued Operations.    On July 31, 2007, the Company closed the sale of certain of its assets, including the operating assets of the Company's manufactured home businesses to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC, and GEM Realty Capital, Inc. The Company reclassed all operations included in this sale to discontinued operations and, for the second quarter of 2007, the discontinued loss was $4.7 million.

         Preferred Stock Dividend.    On June 12, 2008, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable July 30, 2008, amounting to $2.6 million. For the quarter ended June 30, 2007, the dividend declared also was $0.5156 per share, or $2.6 million.

         Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $19.0 million for the three months ended June 30, 2008, as compared to $9.9 million for the three months ended June 30, 2007. The principal reason for the loss in the second quarter of 2008 is the write down on stock held by HTH of $21.6 million, which was partially offset by the fact that we had no loss on discontinued operations in 2008 due to the sale of the manufactured housing communities' line of business and its manufactured housing retail sales and finance line of business in July 2007.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

         Revenue.    Revenue for the six months ended June 30, 2008 was $36.9 million, as compared to $49.8 million for the same period in 2007. Net premiums earned were $60.3 million for the first six months in 2008, as compared to $43.2 million for 2007, primarily due to the fact that 2007 only included five months of income from NLASCO. Net investment income was $15.2 million for the first six months of 2008, as compared to $3.3 million for the same period in 2007, primarily due to the income generated on the net proceeds received from the sale of our manufactured housing businesses. We had a net realized loss on investments of $41.7 million in the first six months of 2008, due to the write down of securities owned by HTH. Other income was $3.2 million for the first six months in 2008, as compared to $3.1 million for 2007, primarily due to the fact that 2007 only included five months of income from NLASCO, which was partially offset by the decrease in service revenue due to a soft insurance market. Revenues related to the manufactured housing business lines have been reclassified to discontinued operations and are presented net in the caption "Loss from discontinued operations."

         Underwriting Results.    The following table shows the components of the Company's underwriting (loss) gain for the six months ended June 30, 2008 and 2007. The Company's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Six Months Ended June 30,
	2008	2007	Change	% Change
Direct premiums written	$67,099	$59,093	$8,006	13.5%

Net premiums written	$63,226	$56,730	$6,496	11.5%

Net premiums earned	$60,272	$43,197	$17,075	39.5%
Loss and LAE	39,282	27,515	11,767	42.8%
Policy acquisition and other underwriting expenses	21,614	14,536	7,078	48.7%

Underwriting (loss) gain	$(624)	$1,146	$(1,770)	-154.5%

Loss and LAE ratio	65.2%	63.7%	1.5%
Policy acquisition and other underwriting expense ratio	33.4%	30.6%	2.8%
Combined ratio	98.6%	94.3%	4.3%

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

        Direct premiums written by major product line for the six months ended June 30, 2008 and 2007, are presented in the table below (in thousands):

	Six Months Ended June 30,
	2008	2007	Change	% Change
Direct Premiums Written:
Homeowners	$28,251	$26,154	$2,097	8.0%
Fire	25,296	22,626	2,670	11.8%
Mobile Home	10,323	7,290	3,033	41.6%
Commercial	3,020	2,819	201	7.1%
Other	209	204	5	2.5%

	$67,099	$59,093	$8,006	13.5%

        Total direct premiums written increased for the six months ended June 30, 2008 for all of the insurance products, due to the fact that 2007 only includes five months. Direct premiums are down slightly over the same quarter last year, due to the overall soft insurance market.

        Net premiums written by major product line for the six months ended June 30, 2008 and 2007, are presented in the table below (in thousands):

	Six Months Ended June 30,
	2008	2007	Change	% Change
Net Premiums Written
Homeowners	$26,621	$25,107	$1,514	6.0%
Fire	23,836	21,721	2,115	9.7%
Mobile Home	9,727	6,999	2,728	39.0%
Commercial	2,845	2,707	138	5.1%
Other	197	196	1	0.5%

	$63,226	$56,730	$6,496	11.5%

        Total net premiums written increased for the six months ended June 30, 2008 for all of the insurance products, due to the fact that 2007 only includes five months. Net premiums written were down slightly quarter versus quarter as a direct result of the lower volume of direct written premiums.

        Net premiums earned by major product line for the six months ended June 30, 2008 and 2007, are presented in the table below (in thousands):

	Six Months Ended June 30,
	2008	2007	Change	% Change
Net Premiums Earned:
Homeowners	$25,965	$19,117	$6,848	35.8%
Fire	23,009	16,546	6,463	39.1%
Mobile Home	8,369	5,322	3,047	57.3%
Commercial	2,725	2,061	664	32.2%
Other	204	151	53	35.1%

	$60,272	$43,197	$17,075	39.5%

        Net premiums earned for the six months ended June 30, 2008 were up as compared to 2007. The premium revenue is earned over the life of the policies, generally twelve months. On the date NLASCO was acquired by Hilltop, the unearned premium balance was adjusted to fair market value as required under GAAP.

         Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Six Months Ended June 30,
	2008	2007	Change	% Change
Amortization of deferred policy acquisition costs	$(2,573)	$(7,288)	$4,715	-64.7%
Other underwriting expenses	24,187	21,824	2,363	10.8%

Total policy acquisition and other underwriting expenses	21,614	14,536	7,078	48.7%
Other income excluding commission income	(1,465)	(1,302)	(163)	12.5%

Total policy acquisition and other underwriting expenses including other income	$20,149	$13,234	$6,915	52.3%

Net premiums earned	$60,272	$43,197	$17,075	39.5%

Expense ratio	33.4%	30.6%	2.8%

         Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported in respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the six months ended June 30, 2008 and 2007 of 65.2% and 63.7%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner. The increase in the loss and LAE ratio is due to severe storms that occurred in April and June 2008.

         General and Administrative Expense.    General and administrative expense for the six months ended June 30, 2008 was $5.5 million, as compared to $5.3 million for the six months ended June 30, 2007, an increase of $0.2 million, or 4%. This increase was mainly due to increases of $1.4 million in acquisition costs expensed which were largely offset by a decrease in salaries, benefits, and professional fees. The acquisition costs related to expenses incurred in connection with a possible transaction, that, as of the end of the period covered by this report, we determined no longer to pursue.

         Depreciation and Amortization Expense.    Depreciation and amortization expense was $1.1 million for the six months ended June 30, 2008 and $0.9 million for the six months ended June 30, 2007. This increase was primarily caused by amortization of intangibles recorded as a result of the NLASCO acquisition for six months in 2008, as compared to five months in 2007.

         Interest Expense.    Interest expense for the six months ended June 30, 2008 was $5.3 million, as compared to $5.4 million for the six months ended June 30, 2007, a decrease of $0.1 million, or 2%. The decrease in interest expense is due to the pay down of debt in the first quarter of 2008.

         Minority Interest.    Minority interest for the six months ended June 30, 2007 was $0.5 million. Minority interest only affected 2007, as all minority interest holders were eliminated in conjunction with the closing of the asset sale on July 31, 2007.

         Income Taxes.    The Company had a $12.5 million income tax benefit for the six months ended June 30, 2008, compared to $0.9 million expense for the same period in 2007. The benefit in 2008 is primarily due to the tax benefit recorded as a result of recognizing losses on the impairment of $14.7 million.

         Discontinued Operations.    On July 31, 2007, the Company closed the sale of certain of its assets, including the operating assets of the Company's manufactured home businesses to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC, and GEM Realty Capital, Inc. The Company reclassed all operations included in this sale to discontinued operations and, for 2007; the discontinued loss was $9.5 million.

         Preferred Stock Dividend.    On April 9, 2008, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2008, amounting to $2.6 million. On June 12, 2008, the HTH board of directors declared a quarterly cash dividend of 0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable July 30, 2008, amounting to $2.6 million. For the six months ended June 30, 2007, the dividends declared were also $0.5156 per share, or $5.2 million.

         Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $28.5 million for the six months ended June 30, 2008, as compared to $18.9 million for the six months ended June 30, 2007. The principal reason for the loss in the first six months of 2008 is the write down on stock held by HTH of $41.9 million, which was partially offset by the additional month of income generated by NLASCO in 2008 and the fact that we had no loss on discontinued operations in 2008 due to the sale of the manufactured housing communities' line of business and its manufactured housing retail sales and finance line of business in July 2007.

LIQUIDITY AND CAPITAL RESOURCES

General

        Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1,051 million at June 30, 2008. On July 31, 2007, the Company closed the sale of substantially all of its assets, including the operating assets used in the Company's manufactured home communities business and its manufactured home retail sales and financing businesses, and received gross proceeds of $889.3 million in cash. Of this amount, as of June 30, 2008, the Company had invested approximately $735 million in overnight deposits of large financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. The Company does not believe that it is exposed to any significant credit risk on cash.

        Hilltop is seeking to make opportunistic acquisitions with certain of the proceeds from the sale of assets completed in July 2007, and, if necessary or appropriate, from additional equity or debt financing sources.

        At June 30, 2008, we had approximately $772.8 million of cash and cash equivalents and $149.6 million of investments, as compared to $783.0 million of cash and cash equivalents and $191.0 million of investments as of December 31, 2007.

        As of June 30, 2008, our short-term liquidity needs included (a) funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), (b) funds to pay our insurance claims and (c) funds to service our debt.

Restrictions on Dividends and Distributions

        Aside from investment income on Hilltop's invested assets, as a holding company Hilltop relies on dividends and other permitted distributions from its subsidiaries. The payment of dividends from Hilltop's insurance subsidiaries, NLIC and ASIC, are subject to significant limitations under debt agreements, which limit their ability to declare and pay dividends in the event of a default.

        Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed that exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. NLIC and ASIC paid dividends totaling $14.0 million to NLASCO in March 2008. At June 30, 2008, the maximum additional dividends that may be paid to NLASCO in 2008 without regulatory approval is approximately $7.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2008, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the NAIC has adopted risk-based capital, or "RBC", requirements for insurance companies that establish minimum capital requirements relating to insurance risk, assesses credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2008, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

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

        Our primary investment objectives are to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. Our strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constitute $909.4 million, or 98.6%, of our cash and investments at June 30, 2008. Although there is no intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

        Our investment committee meets regularly to review the portfolio performance and investment markets in general. Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        Cash used in operations was $1.1 million for the six months ended June 30, 2008, primarily due to payment of $10.1 million in state income taxes. Cash provided by operations was $40.3 million for the six months ended June 30, 2007, due to $43.9 million in cash generated by discontinued operations and $14.6 million generated by an increase in unearned premiums at NLASCO, which was partially offset by a $7.3 million increase in deferred acquisition costs.

        Cash provided by investing activities was $0.06 million in the six months ended June 30, 2008, compared with cash used in investing activities of $84.9 million in the same period in 2007. The increase in cash from investing activities primarily was due to the sale of securities by our insurance company. In 2007, $115.8 million was used in the purchase of NLASCO, which was partially offset by the $45.5 million in cash acquired from NLASCO.

        Cash used in financing activities was $9.2 million in the six months ended June 30, 2008, compared with cash provided by financing activities of $90.2 million in the same period in 2007. The decrease in cash from financing activities for 2008 was due primarily to the repayment of $4.0 million in debt and payment of $5.2 million in preferred dividends. The cash generated in the first six months of 2007 was due to proceeds received from our common stock rights offering and stock issuances in connection with the NLASCO acquisition.

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

Inflation

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2008 and 2007. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves (in thousands)
2008	$15,011
2009	7,148
2010	953
2011	238
2012	238
Thereafter	238

$23,826

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2008, we had no derivative financial instruments.

        As of June 30, 2008, our total debt outstanding was approximately $138.4 million, comprised of approximately $90.9 million, or 65.7%, of indebtedness subject to fixed interest rates and approximately $47.5 million, or 34.3% of our total consolidated debt, subject to variable interest rates.

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

        The fair value of debt outstanding as of June 30, 2008 was approximately $147.5 million.

        The following table sets forth certain information with respect to our indebtedness outstanding as of June 30, 2008 (in thousands).

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
Date: August 7, 2008
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