Form 10-K/A
period 2007-12-31
Hilltop Holdings Inc.
filed 2008-10-09
CIK 1265131

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

        This Annual Report on Form 10-K/A (Amendment No. 1) supplements Item 15 of Part IV of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission, or SEC, on March 17, 2008, or the Previous Filing, solely to include two additional exhibits. Other than with respect to referencing to this document as a "Form 10-K/A" or as "Amendment No. 1," no other information, including the financial statements, in the Previous Filing is being amended hereby. The Previous Filing has not been updated to reflect other events occurring after the filing of the Previous Filing on March 17, 2008, or to modify or update those disclosures affected by subsequent events. This Amendment No. 1 continues to speak as of the original filing date of the Annual Report on Form 10-K, or March 17, 2008. Other events occurring after the original filing of the Annual Report on Form 10-K or other disclosures necessary to reflect subsequent events have been addressed in the Company's Quarterly Reports on Form 10-Q, which are filed with the SEC. In addition, pursuant to the rules promulgated by the SEC, the Previous Filing has been amended to contain currently dated certifications from the Company's Principal Executive Officer and Principal Financial Officer, as required by Sections 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Principal Executive Officer and Principal Financial Officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2.

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

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.
By:	/s/ DARREN PARMENTER Darren Parmenter Senior Vice President (On behalf of the Registrant and as Principal Financial and Accounting Officer)

October 9, 2008

Exhibit Number	Description of Exhibit
2.1	Transaction Agreement, dated April 17, 2007, by and among Affordable Residential Communities Inc., Affordable Residential Communities LP, ARC Dealership, Inc., ARC Management Services, Inc., ARCIV GV, Inc., ARCMS, Inc., ARC TRS, Inc., Salmaho Irrigation Co., Windstar Aviation Corp., ARC/DAM Management, Inc., Colonial Gardens Water, Inc., and American Riverside Communities LLC (filed as Exhibit 2.1 to Affordable Residential Communities Inc. (the "Registrant") Current Report on Form 8-K filed on April 17, 2007, and incorporated herein by reference).
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

Exhibit Number	Description of Exhibit
4.9.2	Amendment No. 1 to Rights Agreement, dated January 23, 2007, by and between Affordable Residential Communities Inc. and American Stock Transfer & Trust Company.(filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 23, 2007, and incorporated herein by reference).
10.1.1*	First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities LP, dated February 11, 2004.
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

Exhibit Number	Description of Exhibit
10.9.1	Loan Agreement, dated July 11, 2006, by and among ARCML06 LLC, ARC18TX LP, ARC18FLD LLC, ARC18FLSH LLC, ARCFLMC LLC and ARCFLSV LLC, as co-borrowers, and Merrill Lynch Mortgage Lending, Inc.(filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 17, 2006, and incorporated herein by reference).
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
10.17†**	Employment Agreement, dated January 31, 2007, by and among NLASCO, Inc. and C. Clifton Robinson.
10.18†**	Employment Agreement, dated August 15, 2007, by and between Hilltop Holdings Inc. and Darren Parmenter.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers.

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed.

**
Filed herewith.

†
Exhibit is a management contract or compensatory plan.

QuickLinks

PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES