Form 10-Q
period 2008-09-30
Hilltop Holdings Inc.
filed 2008-11-10
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31987

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

        The number of shares of the Registrant's common stock outstanding at November 10, 2008 was 56,455,515.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(in thousands, except share and per share data)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $125,078 and $130,253, respectively)	$121,434	$131,904
Held-to-maturity securities, at amortized cost (fair value of $14,495 and $6,819, respectively)	14,103	6,784
Equity securities
Available for sale securities, at fair value (cost of $9,107 and $55,607, respectively)	8,141	52,336

Total investments	143,678	191,024
Cash and cash equivalents	750,573	783,008
Restricted cash	18,500	—
Accrued interest and dividends	1,402	1,497
Premiums receivable	22,396	21,287
Deferred acquisition costs	16,887	14,521
Reinsurance receivable, net of uncollectible amounts	104,567	2,692
Prepaid reinsurance premiums	4,851	3,300
Income taxes receivable	27,019	—
Deferred income taxes	16,278	22,219
Goodwill	23,988	23,613
Intangible assets, definite life	11,469	12,880
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	374	533
Loan origination costs, net	3,314	3,462
Other assets	1,937	2,455

Total Assets	$1,150,233	$1,085,491

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 (Continued)

(in thousands, except share and per share data)

(unaudited)

	September 30, 2008	December 31, 2007
Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$130,310	$18,091
Unearned premiums	72,494	68,410
Reinsurance payable	7,359	190
Accounts payable and accrued expenses	7,088	13,017
Income taxes payable	—	12,238
Notes payable	138,368	142,368
Dividends payable	1,719	1,719
Other liabilities	5,329	5,273

Total liabilities	362,667	261,306

Stockholders' Equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 56,451,884 and 56,461,465 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	564	564
Additional paid-in capital	917,617	917,582
Accumulated other comprehensive loss	(2,997)	(1,053)
Accumulated deficit	(246,726)	(212,016)

Total stockholders' equity	787,566	824,185

Total liabilities and stockholders' equity	$1,150,233	$1,085,491

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Net premiums earned	$22,745	$26,265	$83,017	$69,462
Net investment income	6,716	10,003	21,887	13,273
Net realized (losses) gains on investments	(1,213)	(43)	(42,907)	141
Other income	1,503	1,785	4,674	4,844

Total revenue	29,751	38,010	66,671	87,720

Expenses:
Loss and loss adjustment expenses	26,872	13,772	66,154	41,289
Policy acquisition and other underwriting expenses	10,736	8,949	32,350	23,472
General and administrative expenses	1,750	2,166	7,207	7,448
Depreciation and amortization	532	608	1,628	1,600
Interest expense	2,617	2,855	7,925	8,244

Total expenses	42,507	28,350	115,264	82,053

(Loss) Income from continuing operations before income tax benefit and allocation to minority interest	(12,756)	9,660	(48,593)	5,667
Income tax benefit (expense) from continuing operations	9,092	(3,389)	21,618	(2,003)

(Loss) Income from continuing operations before allocation to minority interest	(3,664)	6,271	(26,975)	3,664
Minority interest	—	(11)	—	112

(Loss) Income from continuing operations	(3,664)	6,260	(26,975)	3,776
Loss from discontinued operations	—	(2,212)	—	(11,125)
Gain on sale of discontinued operations	—	364,330	—	363,907
Income tax expense from discontinued operations	—	(74,234)	—	(76,563)
Minority interest in discontinued operations	—	86	—	494

Net (loss) income	(3,664)	294,230	(26,975)	280,489
Preferred stock dividend	(2,579)	(2,577)	(7,735)	(7,734)

Net (loss) income attributable to common stockholders	$(6,243)	$291,653	$(34,710)	$272,755

(Loss) Income per share from continuing operations less preferred dividends
Basic (loss) income per share	$(0.11)	$0.07	$(0.61)	$(0.07)

Diluted (loss) income per share	$(0.11)	$0.06	$(0.61)	$(0.07)

Income per share from discontinued operations
Basic income per share	$—	$5.10	$—	$5.02

Diluted income per share	$—	$5.06	$—	$4.92

(Loss) Income per share attributable to common stockholders
Basic (loss) income per share	$(0.11)	$5.17	$(0.61)	$4.95

Diluted (loss) income per share	$(0.11)	$5.12	$(0.61)	$4.85

Weighted average share information
Basic shares outstanding	56,452	56,446	56,452	55,071

Diluted shares outstanding	56,452	56,961	56,452	56,271

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in thousands)

(unaudited)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2008	5,000	$119,108	56,461	$564	$917,582	$(1,053)	$(212,016)	$824,185

Net loss							(26,975)	(26,975)
Preferred stock dividends declared							(7,735)	(7,735)
Accumulated other comprehensive loss, net of tax						(1,944)		(1,944)

Total comprehensive loss								(36,654)
Common stock issued to board members			12		129			129
Shares redeemed			(21)		(215)			(215)
Stock compensation expense					121			121

Balance, September 30, 2008	5,000	$119,108	56,452	$564	$917,617	$(2,997)	$(246,726)	$787,566

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities:
Net (loss) income	$(26,975)	$280,489
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,628	1,600
Deferred income taxes	6,988	(1,121)
Increase in unearned premiums	4,084	18,164
Increase in deferred acquisition costs	(2,366)	(11,579)
Realized losses (gains) on investments	42,907	(141)
Purchases of trading securities	—	(419)
Proceeds from sales of trading securities	—	1,046
Amortization of loan origination costs	148	152
Stock grant compensation expense	35	1,547
Partnership preferred unit distributions declared	—	67
Minority interest	—	(179)
Adjustments related to discontinued operations	—	(277,768)
Changes in operating assets and liabilities	(29,891)	(2,110)

Net cash (used in) provided by operating activities	$(3,442)	$9,748

Cash flow from investing activities:
NLASCO acquisition	—	(115,502)
Cash acquired from NLASCO	—	45,457
Purchases of fixed assets	(59)	(293)
Restricted cash	(18,500)	—
Purchases of available-for-sale securities	(39,801)	(38,017)
Purchases of held-to-maturity securities	(7,926)	(10)
Purchase of NALICO GA	(375)	—
Proceeds from sales of available-for-sale securities	32,003	21,106
Proceeds from maturities of available-for-sale securities	11,244	—
Proceeds from maturities of held-to-maturity securities	6,156	1,250
Proceeds from or purchases of assets related to discontinued operations	—	881,149

Net cash (used in) provided by investing activities	$(17,258)	$795,140

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flow from financing activities:
Cash flow from rights offering and stock issuances
Common stock rights offering	—	80,000
Common stock offering expenses	—	(1,551)
Proceeds from issuances of common stock	—	20,000
Proceeds from issuance of debt	—	20,074
Repayment of debt	(4,000)	(30,986)
Payment of preferred dividends	(7,735)	(7,734)
Payment of partnership preferred distributions	—	(251)
Liquidation of OP Unit holders	—	(17,604)
Loan origination costs	—	(563)

Net cash (used in) provided by financing activities	(11,735)	61,385

Net (decrease) increase in cash and cash equivalents	(32,435)	866,273
Cash and cash equivalents, beginning of period	783,008	29,281

Cash and cash equivalents, end of period	$750,573	$895,554

Non-cash financing and investing transactions:
Debt and other liabilities assumed in the NLASCO acquisition	$—	$136,288

Redemption of OP units for common stock	$—	$18,873

Fair value of common stock issued in the NLASCO acquisition	$—	$13,359

Notes receivable issued for manufactured home sales	$—	$2,829

Dividends declared but unpaid	$1,719	$1,719

Supplemental cash flow information:
Cash paid for interest	$9,527	$7,015

Cash paid for income taxes	$10,634	$—

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

        On January 31, 2007, we acquired all of the stock of NLASCO, Inc. ("NLASCO"), a privately held property and casualty insurance holding company. NLASCO is a Delaware corporation that specializes in providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company ("NLIC") and American Summit Insurance Company ("ASIC"). Texas comprises approximately 74% of our business, with Arizona (9%), Tennessee (6%), Oklahoma (4%), Louisiana (2%), and the remaining states we do business in makes up the other 5%.

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

        Certain accounts have been reclassified to conform to the current period's presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended September 30, 2008 are not indicative of the results that may be expected for the year ended December 31, 2008. Operating results and cash flows of NLASCO are for the eight months from the date of acquisition, January 31, 2007, through September 30, 2007, as compared to nine months for 2008. These financial statements

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Summary of Significant Accounting Policies

Restricted Cash

        At September 30, 2008, $18.5 million of cash and cash equivalents is designated as restricted because of a guaranty provided by us with respect to a third-party loan made to a target we were pursuing. The loan of $18.2 million principal amount matures in February 2009 and is secured by auction rate securities pledged by the target. We, however, are no longer pursuing this target. There is sufficient collateral for the guaranty and, therefore, management believes no associated liability is necessary.

Recent Accounting Developments

        In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS 161). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and strives to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The scope of this Statement is the same scope as Statement 133. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company currently holds no derivative instruments and has no hedging activities; therefore, there is no impact of adopting SFAS 161 on its financial statements.

        In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 had no accumulative effects on the Company's retained

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

earnings or accumulated deficit. In February 2008, FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays, for one year, the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. Accordingly, we deferred the adoption of SFAS 157 as it related to nonfinancial assets and liabilities until January 2009.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (SFAS 141(R)). This Statement will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity's first fiscal year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51" (SFAS 160). This Statement will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008, with early adoption permitted. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

2.    Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2008 and December 31, 2007 were as follows (in thousands).

	September 30, 2008
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$36,983	$880	$(824)	$37,039
Mortgage-backed securities	13,292	145	(2)	13,435
Corporate debt securities	74,804	240	(4,084)	70,960

	125,079	1,265	(4,910)	121,434
Equity securities	9,107	—	(966)	8,141

	134,186	1,265	(5,876)	129,575
Held-to-maturity securities:
Fixed maturities:
Government securities	14,103	414	(22)	14,495

	$148,289	$1,679	$(5,898)	$144,070

	December 31, 2007
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$46,274	$1,275	$(133)	$47,416
Mortgage-backed securities	12,661	155	(1)	12,815
Corporate debt securities	71,318	863	(508)	71,673

	130,253	2,293	(642)	131,904
Equity securities	55,607	—	(3,271)	52,336

	185,860	2,293	(3,913)	184,240
Held-to-maturity securities:
Fixed maturities:
Government securities	6,784	35	—	6,819

	$192,644	$2,328	$(3,913)	$191,059

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

2.    Investments (Continued)

        The following table summarizes the length of time securities with unrealized losses at September 30, 2008 have been in an unrealized loss position (in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$4,001	$(429)	$2,659	$(395)	$6,660	$(824)
Mortgage-backed securities	1,932	(2)	—	—	1,932	(2)
Corporate debt securities	45,777	(2,948)	8,628	(1,136)	54,405	(4,084)

	51,710	(3,379)	11,287	(1,531)	62,997	(4,910)
Equity securities	3,567	(18)	4,574	(948)	8,141	(966)

	55,277	(3,397)	$15,861	$(2,479)	$71,138	$(5,876)
Held-to-maturity securities:
Fixed maturities:
Government securities	1,440	(22)	—	—	1,440	(22)

	$56,717	$(3,419)	$15,861	$(2,479)	$72,578	$(5,898)

        In conjunction with the purchase of NLASCO on January 31, 2007, all "available-for-sale" securities were marked to their fair market value at that date. In the first and second quarter of 2008, the Company wrote down the value of equity securities held by HTH to market value, taking a loss of $41.9 million on these securities. These securities were sold and the Company recognized an additional $79,000 realized loss on the sale of the securities in September 2008. Generally, equity securities purchased by HTH are for strategic purposes, rather than investments. For the quarter ended September 30, 2008, the Company wrote down securities owned by NLASCO, Inc. of $1.1 million. While some of the securities held in the investment portfolio of NLASCO have also decreased in value since the date of acquisition, the Company has the ability and intent to hold these securities until maturity or until the value recovers and, therefore, does not feel any other impairments, other than temporary impairments, exist as of September 30, 2008.

        Gross realized investment gains and losses for the three and nine months ended September 30, 2008 and 2007 are summarized as follows (in thousands).

	Three Months Ended September 30,
	2008			2007
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$48	$(98)	$(50)	$62	$(61)	$1
Equity securities	—	(1,163)	(1,163)	—	(44)	(44)

	$48	$(1,261)	$(1,213)	$62	$(105)	$(43)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

2.    Investments (Continued)

	Nine Months Ended September 30,
	2008			2007
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$261	$(127)	$134	$68	$(61)	$7
Equity securities	—	(43,041)	(43,041)	194	(60)	134

	$261	$(43,168)	$(42,907)	$262	$(121)	$141

        Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities of available-for-sale and held-to-maturity securities at September 30, 2008 and December 31, 2007 by contractual maturity are as follows (in thousands).

	September 30, 2008
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$6,258	$6,107
Due after one year through five years	57,783	57,077
Due after six years through ten years	35,560	33,398
Due after ten years	12,185	11,417
Mortgage-backed securities	13,292	13,435

	$125,078	$121,434

Held-to-maturity debt securities:
Due within one year	$485	$489
Due after one year through five years	7,448	7,654
Due after six years through ten years	6,170	6,352
Due after ten years	—	—

	$14,103	$14,495

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

2.    Investments (Continued)

	December 31, 2007
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$9,328	$9,338
Due after one year through five years	47,124	47,739
Due after six years through ten years	42,319	43,115
Due after ten years	18,821	18,897
Mortgage-backed securities	12,661	12,815

	$130,253	$131,904

Held-to-maturity debt securities:
Due within one year	$5,138	$5,167
Due after one year through five years	1,228	1,234
Due after six years through ten years	—	—
Due after ten years	418	418

	$6,784	$6,819

        Net investment income for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Cash equivalents	$4,846	$8,268	$(3,422)	$16,184	$8,915	$7,269
Fixed maturities	1,865	1,605	260	5,366	3,964	1,402
Equity securities	89	130	(41)	664	384	280

	6,800	10,003	(3,203)	22,214	13,263	8,951
Other income net of expenses	(84)	—	(84)	(327)	10	(337)

Net investment income	$6,716	$10,003	$(3,287)	$21,887	$13,273	$8,614

        At September 30, 2008, the Company had on deposit in custody for various State Insurance Departments investments with carrying values totaling $14.1 million.

3.    Fair Value Measurements

        The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

3.    Fair Value Measurements (Continued)

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

        The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently the volatility and disruption has reached unprecedented levels, resulting in dramatic declines. This downward pressure has negatively affected the performance of our investments, which has resulted in the write-down of those investments. These write-downs, when determined to be other than temporary, reduce our earnings for that period. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience additional losses on our investments and reductions to earnings.

        The following table presents the hierarchy used by the Company by asset and liability type to determine their value at September 30, 2008 (in thousands).

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$750,573	$750,573	$—	$—
Available-for-sale fixed maturities	121,434	—	107,874	13,560
Available-for-sale equity securities	8,141	8,141	—	—

Total	$880,148	$758,714	$107,874	$13,560

Level 1 financial assets

        The Company's Level 1 investments are limited to cash and cash equivalent balances and actively-traded debt and equity securities. Cash and cash equivalents are carried at amortized cost, which approximates fair value. Fair value of actively traded debt and equity securities are based on unadjusted quoted market prices.

Level 2 financial assets

        Most of the Company's fixed maturity securities are classified in Level 2, including private and corporate debt and equity securities, federal agency and municipal bonds, and non-government mortgage and asset-backed securities. Fair values of inactively traded fixed maturity and equity

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

3.    Fair Value Measurements (Continued)

securities are based on quoted market prices of identical or similar securities or based on observable inputs, such as interest rates, using either a market or income valuation approach and are generally classified as Level 2.

Level 3 financial assets

        The Company's Level 3 fixed maturity securities include collateralized mortgage obligations and one corporate debt security. Fair values are based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Inputs used to determine fair market value include market conditions, spread, volatility, structure and cash flows.

        The following table includes a rollforward of the amounts at September 30, 2008 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Fair Value Measurements using Level 3 inputs
Balance at December 31, 2007	—
Net Transfers In	14,469
Net Unrealized Losses	(909)

Balance at September 30, 2008	13,560

        All level 3 financial assets transferred in occurred during the quarter ended September 30, 2008. There were no level 3 financial assets prior to September 30, 2008. All net unrealized losses in the table above are reflected in the accompanying financial statements. Net unrealized losses relate to those financial instruments held by the Company at September 30, 2008.

        The following table presents the carrying value and fair value of assets and liabilities where they differ in value at September 30, 2008 (in thousands):

	September 30, 2008
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$14,103	$14,495
Financial liabilities
Notes payable	$138,368	$151,334

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

4.    Deferred Acquisition Costs

        Policy acquisition expenses, primarily consisting of commissions, premium taxes and underwriting expenses related to issuing a policy, incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies. The activity in deferred acquisition costs for the nine months ended September 30, 2008 is as follows (in thousands).

Nine Months Ended September 30, 2008
Beginning of period deferred acquisition cost	$14,521
Acquisition expenses deferred	23,859
Amortization charged to income	(21,493)

End of period deferred acquisition costs	$16,887

5.    Insurance Holding Company Line of Credit

        Our insurance subsidiary has a line of credit with a financial institution. The line allows for borrowings by NLASCO of up to $5.0 million and is secured by substantially all of NLASCO's assets. The line of credit bears interest equal to a base rate less 0.5% (4.50% at September 30, 2008), which is due quarterly. This line is scheduled to mature in October 2009. During the nine months ended September 30, 2008, the principal balance on this note was paid down $4.0 million. The line of credit balance payable at September 30, 2008 is $18,000.

6.    Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2008 is as follows (in thousands).

Balance at January 1, 2008	$18,091
Less reinsurance recoverables	(2,692)

Net balance at January 1, 2008	15,399
Incurred related to:
Current Year	65,314
Prior Year	840

Total incurred	66,154
Payments related to:
Current Year	(48,812)
Prior Year	(6,998)

Total payments	(55,810)
Net balance at September 30, 2008	25,743
Plus reinsurance recoverables	104,567

Balance at September 30, 2008	$130,310

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

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

7.    Reinsurance Activity

        NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2008, we had reinsurance receivables with no allowance of approximately $104.6 million.

        The effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$31,430	$33,984	$32,427	$30,776	$98,725	$98,444	$92,012	$73,277
Reinsurance assumed	1,365	1,402	1,637	1,264	4,134	4,574	5,369	2,373
Reinsurance ceded	(11,347)	(12,641)	(4,531)	(5,775)	(17,989)	(20,001)	(10,992)	(6,188)

Net premiums	$21,448	$22,745	$29,533	$26,265	$84,870	$83,017	$86,389	$69,462

        The effect of reinsurance incurred losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss and loss adjustment expense (LAE) incurred	$123,850	$14,532	$164,662	$42,991
Reinsurance recoverables	(96,978)	(760)	(98,508)	(1,702)

Net loss and LAE incurred	$26,872	$13,772	$66,154	$41,289

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

7.    Reinsurance Activity (Continued)

Multi-line excess of loss coverage

        For all lines of business, ASIC's retention on any one risk for 2008 is $200,000 and NLIC's is $200,000.

Catastrophic coverage

        NLASCO has five levels of catastrophic excess of loss reinsurance providing for coverage up to $200 million in 2008 above $1.0 million in retention for ASIC and $6.0 million for NLIC. NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage will lapse after the second or third event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year. During 2008, the first three layers can be reinstated twice for 100% of the original premium each time and the next two layers can be reinstated one time for 100% of the original premium.

        For the quarter ended September 30, 2008, the Company experienced three significant catastrophes that resulted in losses in excess of retention. As of September 30, 2008, the total loss and loss adjustment expenses incurred associated with Hurricane Dolly was $6.4 million, however, since the losses exceeded retention, net exposure to the Company was $6.0 million retention and $14,000 in reinstatement premiums. Total loss and loss adjustment expenses incurred associated with Hurricane Gustav was $3.9 million, however, since the losses exceeded retention, net exposure to the Company was $1.0 million retention and $36,000 in reinstatement premiums. Total loss and loss adjustment expenses incurred associated with Hurricane Ike was $98.0 million, however, since the losses exceeded retention, net exposure to the Company was $7.0 million retention and $8.2 million in reinstatement premiums.

8.    Income Taxes

        At September 30, 2008, the Company had net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $47.7 million and $49.0 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2024. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

        In conjunction with the sale of the Company's manufactured housing business lines that closed on July 31, 2007, approximately $282.6 million of the Company's net operating loss carry forwards were utilized and $175.2 million of temporary taxable differences were recognized.

        As of September 30, 2008, we had a deferred tax asset, net of liabilities, of $16.3 million. Our 35% rate reflects a change from the 40% rate utilized prior to the July 31, 2007 sale transaction as future taxable income of our insurance business will primarily be subject to Federal but not state income taxes. Insurance companies are generally not taxed in most states on income taxes, as they pay premium taxes in states where they generate premium revenue.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

8.    Income Taxes (Continued)

        As a result of the allocation of the purchase price for the real estate assets we sold in 2007 by the purchaser, we reallocated $34.1 million of gain recognized to those assets in the quarter ended September 30, 2008, the period in which the purchase price allocation was finalized. This reallocation allowed us to utilize $34.1 million of our net operating loss carry forwards, which reduced our deferred tax asset by $11.9 million and increased our income tax receivable by the same amount. In addition, we were able to utilize $13.2 million of net operating losses that previously were limited under special IRS rules (the "Section 382 Limitations"), resulting in a deferred tax benefit of $4.6 million.

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

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, which required the measurement of unrecognized tax benefits. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. For the period ending September 30, 2008 we had no unrecognized tax benefits.

        We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. The following is a summary of the tax years open to examination:

  U.S. Federal—2005 through 2007
  U.S. States—2004 through 2007

        As of September 30, 2008, there are no Federal or State tax audits.

        Under special IRS rules (the "Section 382 Limitation"), cumulative stock purchases by 5% shareholders exceeding 50% during a three year period can limit a company's future use of net operating losses (NOL's). We had a Section 382 ownership change in February 2004 at the time of the IPO.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

8.    Income Taxes (Continued)

        The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current tax benefit	$17,303	$11,919	$29,222	$16,581	$11,919	$28,500
Deferred tax expense	(12,814)	(11,919)	(24,733)	434	(11,919)	(11,485)
Allowance	4,603	—	4,603	4,603	—	4,603

Income tax benefit	$9,092	$—	$9,092	$21,618	$—	$21,618

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current tax expense	$(5,353)	$(74,234)	$(79,587)	$(3,124)	$(76,563)	$(79,687)
Deferred tax benefit (expense)	1,964	(59,930)	(57,966)	1,121	(43,402)	(42,281)
Allowance	—	59,930	59,930	—	43,402	43,402

Income tax expense	$(3,389)	$(74,234)	$(77,623)	$(2,003)	$(76,563)	$(78,566)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

8.    Income Taxes (Continued)

        The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$4,465	$—	$4,465	$17,007	$—	$17,007
Permanent differences	24	—	24	8	—	8
Decrease in valuation allowance	4,603	—	4,603	4,603	—	4,603

Income tax benefit	$9,092	$—	$9,092	$21,618	$—	$21,618

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$(3,381)	$(126,741)	$(130,122)	$(1,983)	$(123,474)	$(125,457)
Permanent differences	(8)	9,857	9,849	(20)	21,148	21,128
State taxes	—	(17,280)	(17,280)	—	(17,639)	(17,639)
Decrease in valuation allowance	—	59,930	59,930	—	43,402	43,402

Income tax expense	$(3,389)	$(74,234)	$(77,623)	$(2,003)	$(76,563)	$(78,566)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

8.    Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	September 30, 2008	December 31, 2007
Deferred Tax Assets:
Net operating loss carryforwards	$16,680	$28,600
Accrued liabilities and other	874	2,180
Loss and loss adjustment expense discounting	652	708
Securities available for sale	1,827	542
Unearned premiums	6,985	4,665
Loan origination costs	413	436
AMT credit carryforward	256	256
Valuation allowance	—	(4,603)

Total gross deferred tax assets	$27,687	$32,784

Deferred Tax Liabilities:
Rental and other property, net	$21	$14
Intangible assets	5,015	5,558
Goodwill	146	171
Deferred policy acquisition costs	6,227	4,822

Total gross deferred tax liabilities	$11,409	$10,565

Net Deferred Tax Asset	$16,278	$22,219

9.    Statutory Net Income and Capital and Surplus

        The Company's insurance subsidiaries, which are domiciled in the State of Texas, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Texas Department of Insurance, which Texas recognizes for determining solvency under Texas State Insurance Law. The Commissioner of the Texas Department of Insurance has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Texas. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company's insurance subsidiaries have no such permitted statutory accounting practices.

        The Company's insurance subsidiaries' statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas had adopted the National Association of Insurance Commissioners' (NAIC) statutory accounting practices as the

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

9.    Statutory Net Income and Capital and Surplus (Continued)

basis of its statutory accounting practices with certain differences, which are not significant to the companies' statutory equity.

        Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the three and nine months ended September 30, 2008 and 2007 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
National Lloyds Insurance Company
Capital and surplus	$81,667	$92,300	$81,667	$92,300
Statutory net (loss) income	$(6,929)	$3,184	$(6,445)	$9,419
American Summit Insurance Company
Capital and surplus	$23,212	$24,490	$23,212	$24,490
Statutory net (loss) income	$(837)	$1,386	$602	$2,804

10.    Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO's surplus, as shown by its last statement on file with the Commissioner, or 100% of net income for such period. The subsidiaries paid $14.0 million in dividends to NLASCO in March 2008. At September 30, 2008, the maximum dividend that may be paid to NLASCO in 2008 without regulatory approval is an additional $7.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2008, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the NAIC has adopted the risk based calculation formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk (RBC ratio), interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2008, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

11.    Equity and Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis (in thousands, except per share information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income (Loss) per share from continuing operations:
(Loss) Income from continuing operations	$(3,664)	$6,260	$(26,975)	$3,776
Preferred stock dividends	(2,579)	(2,577)	(7,735)	(7,734)

(Loss) Income from continuing operations	$(6,243)	$3,683	$(34,710)	$(3,958)

Basic (loss) income per share from continuing operations	$(0.11)	$0.07	$(0.61)	$(0.07)

Diluted (loss) income per share from continuing operations	$(0.11)	$0.06	$(0.61)	$(0.07)

Income per share from discontinued operations:
Loss from discontinued operations	$—	$(2,212)	$—	$(11,125)
Gain on sale of discontinued operations	—	364,330	—	363,907
Income tax expense from discontinuing operations	—	(74,234)	—	(76,563)
Minority interest in discontinued operations	—	86	—	494

Income from discontinued operations	$—	$287,970	$—	$276,713

Basic income per share from discontinued operations	$—	$5.10	$—	$5.02

Diluted income per share from discontinued operations	$—	$5.06	$—	$4.92

Income (Loss) per share available to common stockholders:
(Loss) Income available to common stockholders	$(6,243)	$291,653	$(34,710)	$272,755

Basic (loss) income per share available to common stockholders	$(0.11)	$5.17	$(0.61)	$4.95

Diluted (loss) income per share available to common stockholders	$(0.11)	$5.12	$(0.61)	$4.85

Weighted average share information:
Basic shares outstanding	56,452	56,446	56,452	55,071

Diluted shares outstanding	56,452	56,961	56,452	56,271

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Operating partnership units(a)	—	—	—	—
Stock warrants(b)	1	937	1	937
Senior exchangeable Notes	6,718	6,718	6,718	6,718
Stock options	541	—	541	—

Total	7,260	7,655	7,260	7,655

(a)
From June 30, 2006 through June 30, 2007, we redeemed approximately 94,000 OP units. In July 2007, the remaining OP units were redeemed.

(b)
On August 11, 2008, the Company retired 936,745 warrants for total cost of $215,451.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

11.    Equity and Loss per share (Continued)

        On September 11, 2008, the board of directors declared a quarterly cash dividend of $0.515625 per share on the Company's Series A Cumulative Redeemable Preferred Stock. The dividend was paid on October 30, 2008 to shareholders of record on October 15, 2008. The Board reviews the payment of dividends on a quarterly basis.

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

        For a further discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Risk Factors" in Part II, Item 1A of this report and our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and those risk factors, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to, or effects on, us and our business or operations. Forward-looking statements made in this report speak as of the date of this report or as of the date specifically referenced in any such statement set forth in this report. We undertake no obligation to update or revise any forward-looking statements in this report.

        Unless the context otherwise indicates, the words "we," "our," "ours," "us," "HTH" and the "Company" refer to Hilltop Holdings Inc., or Hilltop, and its subsidiaries, collectively.

GENERAL STRUCTURE OF THE COMPANY

        We are a holding company that is endeavoring to make opportunistic acquisitions or a business combination. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. At September 30, 2008, Hilltop and its operating partnership, Affordable Residential Communities LP, had approximately $717 million of available cash and cash equivalents that could be used for this purpose. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

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

OVERVIEW OF RESULTS

        For the nine months ended September 30, 2008, net loss attributable to common stockholders was $34.7 million, or $0.61 per share, as compared to net income of $272.8 million, or $4.95 per share, for the same period in 2007. Continuing operations accounted for $27.0 million of the net loss for the nine months ended September 30, 2008, compared to $3.8 million of the net income for the nine months ended September 30, 2007. Net loss from continuing operations increased by $30.8 million for the nine months ended September 30, 2008, as compared to the same period in 2007, primarily due to the loss on investment of $41.9 million ($27.2 million net of tax) recorded for equity securities held at HTH and $1.4 million of costs associated with acquisition activities being expensed due to the determination that HTH would no longer pursue such target during the second quarter of 2008. Additionally, the net loss increased due to increase in loss and loss adjustment expenses related to Hurricane Dolly, Gustav and Ike of approximately $14.0 million, net of reinsurance recoveries, and the decrease in net premiums earned due to reinstatement premiums related to Hurricane Dolly, Ike and Gustav of

$8.2 million. Those losses and expenses were partially offset by additional interest income generated on the cash from the sale of the assets related to the manufactured housing business segment that closed on July 31, 2007 and the fact that NLASCO had nine months of revenue in 2008, as compared to eight months in 2007.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

         Strategic Acquisitions.    Hilltop is seeking to make opportunistic acquisitions with certain of the proceeds from the sale of the manufactured home business and, if necessary or appropriate, from additional equity or debt financing sources.

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

        Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned NLIC a financial strength rating of "A" (Excellent) and ASIC a rating of "A-" (Excellent). An "A" rating is the third highest of 15 rating categories used by A.M. Best, and an "A-" rating is the fourth highest of 15 rating categories. In evaluating a company's financial and operating performance, A.M. Best reviews a company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best's expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings.

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

         Deferred Acquisition Costs.    Commissions and other costs of acquiring insurance that vary with, and are primarily related to, the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. We regularly review the categories of acquisition costs that are deferred and assess the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income.

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

         Reinsurance.    In the normal course of business, NLASCO seeks to reduce losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE are reported as assets. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.

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

         Fair Value.    The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", or SFAS 157. The framework is based on the inputs used in valuation and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows: Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access. Level 2—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Level 3—Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.

RESULTS OF OPERATIONS

         Overview.    For the quarter ended September 30, 2008, the Company experienced three significant catastrophes that resulted in losses in excess of retention. As of September 30, 2008, the total loss and loss adjustment expenses incurred associated with Hurricane Dolly was $6.4 million, however, since the losses exceeded retention, net exposure to the Company was $6.0 million retention and $14,000 in reinstatement premiums. Total loss and loss adjustment expenses incurred associated with Hurricane Gustav was $3.9 million, however, since the losses exceeded retention, net exposure to the Company was $1.0 million retention and $36,000 in reinstatement premiums. Total loss and loss adjustment expenses incurred associated with Hurricane Ike was $98.0 million, however, since the losses exceeded retention, net exposure to the Company was $7.0 million retention and $8.2 million in reinstatement premiums. Additionally, the Company wrote down securities owned by NLASCO, Inc. of $1.1 million.

        As a result of the allocation of the purchase price for the real estate assets we sold in 2007 by the purchaser, we reallocated $34.1 million of gain recognized to those assets in the quarter ended September 30, 2008, the period in which the purchase price allocation was finalized. This reallocation allowed us to utilize $34.1 million of our net operating loss carry forwards, which reduced our deferred tax asset by $11.9 million and increased our income tax receivable by the same amount. In addition, we were able to utilize $13.2 million of net operating losses that previously were limited under special IRS rules (the "Section 382 Limitations"), resulting in a deferred tax benefit of $4.6 million.

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

         Revenue.    Revenue for the three months ended September 30, 2008 was $29.8 million, as compared to $38.0 million for the same period in 2007. Net premiums earned were $22.7 million for the third quarter in 2008, as compared to $26.3 million for 2007. Net investment income was $6.7 million for the third quarter of 2008, as compared to $10.0 million for the same period in 2007, primarily due to higher cash balances and higher yield in 2007. We had a net realized loss on investments of $1.2 million in the third quarter of 2008, due to the write down of securities owned by NLASCO, Inc. Other income was $1.5 million for the third quarter in 2008, as compared to $1.8 million for 2007. Revenues related to the manufactured housing business lines have been reclassified to discontinued operations and are presented net in the caption "Loss from discontinued operations."

         Underwriting Results.    The following table shows the components of the Company's underwriting (loss) gain for the three months ended September 30, 2008 and 2007. The Company's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Three Months Ended September 30,
	2008	2007	Change	% Change
Direct premiums written	$31,430	$32,427	$(997)	-3.1%

Net premiums written	$21,448	$29,533	$(8,085)	-27.4%

Net premiums earned	$22,745	$26,265	$(3,520)	-13.4%
Loss and LAE	26,872	13,772	13,100	95.1%
Policy acquisition and other underwriting expenses	10,736	8,949	1,787	20.0%

Underwriting (loss) gain	$(14,863)	$3,544	$(18,407)	-519.4%

Loss and LAE ratio	118.1%	52.4%	65.7%
Policy acquisition and other underwriting expense ratio	44.1%	31.0%	13.1%
Combined ratio	162.2%	83.4%	78.8%

The Company seeks to operate at a combined ratio of no greater than 85.0%. Loss ratios are ratios that express the relationship of losses to premiums. Loss and LAE ratio is loss and LAE expenses divided by net premiums earned for the same period. Policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense divided by net premiums earned for the same period. Combined ratio gives you the sum of both previous ratios. The increase in policy acquisition and other underwriting expenses is due to the benefit received in 2007 related to the purchase accounting of $4.3 million.

         Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During a soft market, price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business, as well as retain exposures which are adequately priced. Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy accepting only risks that are appropriately priced, while declining risks which are underpriced for the level of coverage provided.

        Direct premiums written by major product line for the three months ended September 30, 2008 and 2007, are presented in the table below (in thousands):

	Three Months Ended September 30,
	2008	2007	Change	% Change
Direct Premiums Written:
Homeowners	$13,203	$14,244	$(1,041)	-7.3%
Fire	12,059	12,645	(586)	-4.6%
Mobile Home	4,498	3,842	656	17.1%
Commercial	1,533	1,563	(30)	-1.9%
Other	137	133	4	3.0%

	$31,430	$32,427	$(997)	-3.1%

        Total direct premiums written decreased for the three months ended September 30, 2008 for all of the insurance products, except mobile home and other lines, due to the overall soft insurance market.

        Net premiums written by major product line for the three months ended September 30, 2008 and 2007, are presented in the table below (in thousands):

	Three Months Ended September 30,
	2008	2007	Change	% Change
Net Premiums Written
Homeowners	$9,010	$13,927	$(4,917)	-35.3%
Fire	8,229	10,900	(2,671)	-24.5%
Mobile Home	3,069	3,238	(169)	-5.2%
Commercial	1,046	1,352	(306)	-22.6%
Other	94	116	(22)	-19.0%

	$21,448	$29,533	$(8,085)	-27.4%

        Total net premiums written decreased for the three months ended September 30, 2008 for all insurance products due to the reinstatement premiums related to Hurricane Dolly, Gustav, and Ike totaling $8.2 million.

        Net premiums earned by major product line for the three months ended September 30, 2008 and 2007, are presented in the table below (in thousands):

	Three Months Ended September 30,
	2008	2007	Change	% Change
Net Premiums Earned:
Homeowners	$9,555	$11,472	$(1,917)	-16.7%
Fire	8,727	9,873	(1,146)	-11.6%
Mobile Home	3,255	3,659	(404)	-11.0%
Commercial	1,109	1,166	(57)	-4.9%
Other	99	95	4	4.2%

	$22,745	$26,265	$(3,520)	-13.4%

        Net premiums earned for the three months ended September 30, 2008 were down as compared to 2007. The decrease in earned premium is primarily due to the reinstatement premiums related to Hurricane Dolly, Gustav, and Ike totaling $8.2 million. Additionally, net premiums earned for the three months ended September 30, 2007 were reduced by $4.5 million related to purchase accounting. The premium revenue is earned over the life of the policies, generally twelve months. On the date NLASCO was acquired by Hilltop, the unearned premium balance was adjusted to fair market value as required under GAAP.

         Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007	Change	% Change
Deferral and amortization of deferred policy acquisition costs	$207	$(4,204)	$4,411	-104.9%
Other underwriting expenses	10,529	13,153	(2,624)	-19.9%

Total policy acquisition and other underwriting expenses	10,736	8,949	1,787	20.0%
Other income excluding commission income	(706)	(813)	107	-13.2%

Total policy acquisition and other underwriting expenses including other income	$10,030	$8,136	$1,894	23.3%

Net premiums earned	$22,745	$26,265	$(3,520)	-13.4%

Expense ratio	44.1%	31.0%	13.1%

         Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the three months ended September 30, 2008 and 2007 of 118.1% and 52.4%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner. The increase in the loss and LAE ratio is due to several hurricanes that occurred in July and September 2008. The actual loss related to Hurricane Dolly, Gustav and Ike excluding reinstatement premium is $14.0 million.

         General and Administrative Expense.    General and administrative expense for the three months ended September 30, 2008 was $1.8 million, as compared to $2.2 million for the three months ended September 30, 2007, a decrease of $0.4 million, or 18%. This decrease was mainly due to decreases in salaries, benefits and travel costs, which were partially offset by an increase in related party management fees.

         Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended September 30, 2008 was $0.5 million, as compared to $0.6 million for the three months ended September 30, 2007, a decrease of 17%.

         Interest Expense.    Interest expense for the three months ended September 30, 2008 was $2.6 million, as compared to $2.9 million for the three months ended September 30, 2007, a decrease of $0.3 million, or 10%. The decrease in interest expense is due to the pay down of debt in the first quarter of 2008 and lower rates on our variable rate debt.

         Minority Interest.    Minority interest for the three months ended September 30, 2007 was $0.01 million. Minority interest only affected 2007, as all minority interest holders were eliminated in conjunction with the closing of the asset sale on July 31, 2007.

         Income Taxes.    The Company had a $9.1 million income tax benefit for the three months ended September 30, 2008, compared to $77.6 million expense for the same period in 2007. The benefit in 2008 is primarily due to the tax benefit recorded as a result of operating losses of NLASCO and recognizing losses on the impairment of $0.4 million on securities. The expense in 2007 is primarily due to the tax expense related to the gain on sale of discontinued operations of $74.2 million.

         Discontinued Operations.    On July 31, 2007, the Company closed the sale of certain of its assets, including the operating assets of the Company's manufactured home businesses to American

Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC, and GEM Realty Capital, Inc. The Company reclassed all operations included in this sale to discontinued operations and, for the third quarter of 2007, the discontinued loss was $2.2 million and the gain on sale of discontinued operations was $364.3 million.

         Preferred Stock Dividend.    On September 11, 2008, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable October 30, 2008, amounting to $2.6 million. For the quarter ended September 30, 2007, the dividend declared also was $0.5156 per share, or $2.6 million.

         Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $6.2 million for the three months ended September 30, 2008, as compared to net income of $291.7 million for the three months ended September 30, 2007. The principal reason for the loss in the third quarter of 2008 is due to an increase in loss and loss adjustment expense of $14.0 million and $8.2 million in reinstatement premium related to Hurricane Dolly, Gustav, and Ike. The principal reason for the income in the third quarter of 2007 is due to the sale of discontinued operations.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

         Revenue.    Revenue for the nine months ended September 30, 2008 was $66.7 million, as compared to $87.7 million for the same period in 2007. Net premiums earned were $83.0 million for the first nine months in 2008, as compared to $69.5 million for 2007, such increase is primarily due to the fact that 2007 only included eight months of income from NLASCO. Net investment income was $21.9 million for the first nine months of 2008, as compared to $13.3 million for the same period in 2007, such increase is primarily due to the income generated on the net proceeds received from the sale of our manufactured housing businesses. We had a net realized loss on investments of $42.9 million in the first nine months of 2008, due to the write down and subsequent sale of securities primarily owned by HTH. Other income was $4.7 million for the first nine months in 2008, as compared to $4.8 million for 2007, primarily due to the decrease in service revenue due to a soft insurance market, which was partially offset by the fact that 2007 only included eight months of income from NLASCO. Revenues related to the manufactured housing business lines have been reclassified to discontinued operations and are presented net in the caption "Loss from discontinued operations."

         Underwriting Results.    The following table shows the components of the Company's underwriting (loss) gain for the nine months ended September 30, 2008 and 2007. The Company's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Nine Months Ended September 30,
	2008	2007	Change	% Change
Direct premiums written	$98,725	$92,012	$6,713	7.3%

Net premiums written	$84,870	$86,389	$(1,519)	-1.8%

Net premiums earned	$83,017	$69,462	$13,555	19.5%
Loss and LAE	66,154	41,289	24,865	60.2%
Policy acquisition and other underwriting expenses	32,350	23,472	8,878	37.8%

Underwriting (loss) gain	$(15,487)	$4,701	$(20,188)	-429.4%

Loss and LAE ratio	79.7%	59.4%	20.3%
Policy acquisition and other underwriting expense ratio	36.4%	30.8%	5.6%
Combined ratio	116.1%	90.2%	25.9%

        The Company seeks to operate at a combined ratio of no greater than 85.0%. Loss ratios are ratios that express the relationship of losses to premiums. Loss and LAE ratio is loss and LAE expenses divided by net premiums earned for the same period. Policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense divided by net premiums earned for the same period. Combined ratio gives you the sum of both previous ratios. The increase in policy acquisition and other underwriting expenses is due to the benefit received in 2007 related to the purchase accounting of $11.8 million.

         Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During a soft market, price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business, as well as retain exposures which are adequately priced. Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy accepting only risks that are appropriately priced, while declining risks which are underpriced for the level of coverage provided.

        Direct premiums written by major product line for the nine months ended September 30, 2008 and 2007, are presented in the table below (in thousands):

	Nine Months Ended September 30,
	2008	2007	Change	% Change
Direct Premiums Written:
Homeowners	$41,537	$40,788	$749	1.8%
Fire	37,429	35,345	2,084	5.9%
Mobile Home	14,851	11,242	3,609	32.1%
Commercial	4,562	4,321	241	5.6%
Other	346	316	30	9.5%

	$98,725	$92,012	$6,713	7.3%

        Total direct premiums written increased for the nine months ended September 30, 2008 for all of the insurance products, due to the fact that 2007 only includes eight months. Direct premiums are down slightly over the same quarter last year, due to the overall soft insurance market.

        Net premiums written by major product line for the nine months ended September 30, 2008 and 2007, are presented in the table below (in thousands):

	Nine Months Ended September 30,
	2008	2007	Change	% Change
Net Premiums Written
Homeowners	$35,708	$41,334	$(5,626)	-13.6%
Fire	32,176	31,336	840	2.7%
Mobile Home	12,766	9,590	3,176	33.1%
Commercial	3,921	3,847	74	1.9%
Other	299	282	17	6.0%

	$84,870	$86,389	$(1,519)	-1.8%

        Total net premiums written decreased for the nine months ended September 30, 2008 for the homeowners line of business due to the reinstatement premiums related to Hurricane Dolly, Gustav, and Ike totaling $8.2 million. Net written premiums are down slightly over the same period last year, due to the overall soft insurance market.

        Net premiums earned by major product line for the nine months ended September 30, 2008 and 2007, are presented in the table below (in thousands):

	Nine Months Ended September 30,
	2008	2007	Change	% Change
Net Premiums Earned:
Homeowners	$34,929	$30,629	$4,300	14.0%
Fire	31,474	26,029	5,445	20.9%
Mobile Home	12,488	9,563	2,925	30.6%
Commercial	3,836	3,038	798	26.3%
Other	290	203	87	42.9%

	$83,017	$69,462	$13,555	19.5%

        Net premiums earned for the nine months ended September 30, 2008 were up as compared to 2007 due to the fact that 2007 only included eight months of income from NLASCO compared to nine months of income in 2008. The premium revenue is earned over the life of the policies, generally twelve months. On the date NLASCO was acquired by Hilltop, the unearned premium balance was adjusted to fair market value as required under GAAP.

         Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007	Change	% Change
Deferral and amortization of deferred policy acquisition costs	$(2,366)	$(7,288)	$4,922	-67.5%
Other underwriting expenses	34,716	30,760	3,956	12.9%

Total policy acquisition and other underwriting expenses	32,350	23,472	8,878	37.8%
Other income excluding commission income	(2,173)	(2,074)	(99)	4.8%

Total policy acquisition and other underwriting expenses including other income	$30,177	$21,398	$8,779	41.0%

Net premiums earned	$83,017	$69,462	$13,555	19.5%

Expense ratio	36.4%	30.8%	5.5%

         Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the nine months ended September 30, 2008 and 2007 of 79.7% and 59.4%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner. The increase in the loss and LAE ratio is due to several severe spring storms and several hurricanes that occurred in July and September 2008. The actual loss related to Hurricane Dolly, Gustav and Ike, excluding reinstatement premium, was $14.0 million.

         General and Administrative Expense.    General and administrative expense for the nine months ended September 30, 2008 was $7.2 million, as compared to $7.4 million for the nine months ended September 30, 2007, a decrease of $0.2 million, or 3%. This decrease was mainly due to a decrease in salaries, benefits, and professional fees, which were offset by $1.4 million in acquisition costs expensed in 2008. The acquisition costs related to expenses incurred in connection with a possible transaction, that, as of the end of second quarter of 2008, we determined no longer to pursue.

         Depreciation and Amortization Expense.    Depreciation and amortization expense was $1.6 million for the nine months ended September 30, 2008 and 2007.

         Interest Expense.    Interest expense for the nine months ended September 30, 2008 was $7.9 million, as compared to $8.2 million for the nine months ended September 30, 2007, a decrease of $0.3 million, or 4%. The decrease in interest expense is due to the pay down of debt in the first quarter of 2008 and lower rates on variable rate debt, partially offset by only eight months of interest expense on the debt of NLASCO.

         Minority Interest.    Minority interest for the nine months ended September 30, 2007 was $0.1 million. Minority interest only affected 2007, as all minority interest holders were eliminated in conjunction with the closing of the asset sale on July 31, 2007.

         Income Taxes.    The Company had a $21.6 million income tax benefit for the nine months ended September 30, 2008, compared to $78.6 million expense for the same period in 2007. The benefit in 2008 is primarily due to the tax benefit recorded as a result of recognizing losses on the impairment of $15.0 million on securities and operating losses of NLASCO. The expense in 2007 is primarily due to the tax expense related to the gain on sale of discontinued operations of $76.6 million.

         Discontinued Operations.    On July 31, 2007, the Company closed the sale of certain of its assets, including the operating assets of the Company's manufactured home businesses to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC, and GEM Realty Capital, Inc. The Company reclassed all operations included in this sale to discontinued operations and, for 2007, the discontinued loss was $11.1 million and the gain on sale of discontinued operations was $363.9 million.

         Preferred Stock Dividend.    On April 9, 2008, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2008, amounting to $2.6 million. On June 12, 2008, the HTH board of directors declared a quarterly cash dividend of 0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable July 30, 2008, amounting to $2.6 million. On September 11, 2008, the HTH board of directors declared a quarterly cash dividend of 0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable October 30, 2008, amounting to $2.6 million. For the nine months ended September 30, 2007, the dividends declared were also $1.5468 per share, or $7.7 million.

         Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $34.7 million for the nine months ended September 30, 2008, as compared to $272.8 million of net income for the nine months ended September 30, 2007. The principal reason for the loss in the first nine months of 2008 is the write down and subsequent sale of stock held by HTH of $41.9 million, hurricane losses of $14.0 million, and reinstatement premium of $8.2 million, which was partially offset by the additional month of income generated by NLASCO in 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

        Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1,150 million at September 30, 2008. On July 31, 2007, the Company closed the sale of substantially all of its assets, including the operating assets used in the Company's manufactured home communities business and its manufactured home retail sales and financing businesses, and received gross proceeds of $889.3 million in cash. Of this amount, as of September 30, 2008, the Company had invested approximately $735 million in overnight deposits at JP Morgan Chase, Bank of America, and Wells Fargo. These investments are in excess of the Federal Deposit Insurance Corporation insurance limit, however, the Company does not believe that it is exposed to any significant credit risk on cash.

        Hilltop is seeking to make opportunistic acquisitions with its available cash and, if necessary or appropriate, from additional equity or debt financing sources.

        At September 30, 2008, we had approximately $769.1 million of cash and cash equivalents and $143.7 million of investments, as compared to $783.0 million of cash and cash equivalents and $191.0 million of investments as of December 31, 2007.

        As of September 30, 2008, our short-term liquidity needs included (a) funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), (b) funds to pay our insurance claims and (c) funds to service our debt.

Restrictions on Dividends and Distributions

        Aside from investment income on Hilltop's invested assets, as a holding company, Hilltop relies on dividends and other permitted distributions from its subsidiaries. The payment of dividends from

Hilltop's insurance subsidiaries, NLIC and ASIC, are subject to significant limitations under debt agreements, which limit their ability to declare and pay dividends in the event of a default.

        Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner of Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, or 100% of net income for such period. NLIC and ASIC paid dividends totaling $14.0 million to NLASCO in March 2008. At September 30, 2008, the maximum additional dividends that may be paid to NLASCO in 2008 without regulatory approval is approximately $7.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2008, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or "RBC", requirements for insurance companies that establish minimum capital requirements relating to insurance risk, assesses credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2008, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

        We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to carry out our normal business activities, including dividend payments on our Series A cumulative redeemable preferred stock and debt payments on our senior exchangeable notes.

Sources and Uses of Funds

        Our liquidity requirements are met primarily by positive cash flow from our normal operations and investment activity. Primary sources of cash from insurance operations are premiums and other considerations, net investment income and investment sales and maturities. Primary uses of cash include payments of benefits, operating expenses and income taxes and purchases of investments.

        Our primary investment objectives are to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. Our strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constitute $904.6 million, or 99.1%, of our cash and investments at September 30, 2008. Although there is no intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

        Our investment committee meets regularly to review the portfolio performance and investment markets in general. Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        Cash used in operations was $3.4 million for the nine months ended September 30, 2008, primarily due to payment of $10.1 million in state income taxes. Cash provided by operations was $9.7 million for the nine months ended September 30, 2007, due to the adjustments related to discontinued operations of $277.8 million, which was partially offset by the increase in unearned premiums at NLASCO of $18.1 million.

        Cash used in investing activities was $17.3 million in the nine months ended September 30, 2008, compared with cash provided by investing activities of $795.1 million in the same period in 2007. The cash used in investing activities for the nine months ended September 30, 2008 is primarily due to the designation of $18.5 million as restricted cash. This amount was designated as restricted because of a guaranty provided by us with respect to a third-party loan made to a target we were pursuing. The loan matures in February 2009 and is secured by auction rate securities pledged by the target. We, however, are no longer pursuing this target. Cash provided by investing activities for the nine months ended September 30, 2008 is due to proceeds from the sale of assets related to discontinued operations.

        Cash used in financing activities was $11.7 million for the nine months ended September 30, 2008, compared with cash provided by financing activities of $61.4 million in the same period in 2007. The decrease in cash from financing activities for 2008 was due primarily to the repayment of $4.0 million in debt and payment of $7.7 million in preferred dividends. The cash generated in the first nine months of 2007 was due to proceeds received from our common stock rights offering and stock issuances in connection with the NLASCO acquisition.

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

Inflation

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2008 and 2007. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves (in thousands)
2008	$82,096
2009	39,093
2010	5,212
2011	1,303
2012	1,303
Thereafter	1,303

$130,310

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2008, we had no derivative financial instruments.

        As of September 30, 2008, our total debt outstanding was approximately $138.4 million, comprised of approximately $90.9 million, or 65.7%, of indebtedness subject to fixed interest rates and approximately $47.5 million, or 34.3% of our total consolidated debt, subject to variable interest rates.

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

        The fair value of debt outstanding as of September 30, 2008 was approximately $151.3 million.

        The following table sets forth certain information with respect to our indebtedness outstanding as of September 30, 2008 (in thousands).

	Principal Commitments
	Fixed	Variable	Total
2008	$—	$18	$18
2013 and Thereafter	90,850	47,500	138,350

Commitments	$90,850	$47,518	$138,368

ITEM 4.    CONTROLS AND PROCEDURES

  (a)
  Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

         Difficult market conditions may adversely affect our investments and business.    The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels, resulting in dramatic declines. This downward pressure has negatively affected the performance of our investments, which has resulted in the write-down of those investments. These write-downs, when determined to be other than temporary, reduce our earnings for that period. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience additional losses on our investments and reductions to earnings.

        In addition, falling housing prices, increasing home foreclosures, unemployment and under-employment may negatively affect our insurance operations. Combined with the market turmoil described above, these conditions have led to increased levels of commercial and consumer delinquencies, lack of consumer confidence and a widespread reduction of business and consumer activity generally. Resulting effects of these and other conditions may include a decrease in the number of new policies and renewals written or changes in payment patterns or increases in delinquencies or defaults on existing policies. If these conditions continue or worsen, our business and results of operations may be adversely affected.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Hilltop Holdings Inc. held its 2008 Annual Meeting of Stockholders, or Annual Meeting, on July 9, 2008. At the Annual Meeting, the stockholders of Hilltop Holdings Inc. elected Rhodes Bobbitt, W. Joris Brinkerhoff, Charles R. Cummings, Gerald J. Ford, J. Markham Green, William T. Hill, Jr., W. Robert Nichols, C. Clifton Robinson, James R. Staff, Carl B. Webb and Larry D. Willard to serve until our 2009 Annual Meeting.

        The total number of shares entitled to vote at our Annual Meeting was 56,448,098 shares of common stock. A total of 44,969,714 shares of common stock were represented in person or by proxy at the Annual Meeting. The following table sets forth, with respect to each of the directors elected, the number of votes cast for or withheld with respect to his election.

Nominee	Votes For	Votes Withheld
Rhodes Bobbitt	44,666,915	302,799
W. Joris Brinkerhoff	44,606,543	303,171
Charles R. Cummings	44,666,249	303,465
Gerald J. Ford	42,951,274	2,018,440
J. Markham Green	44,666,895	302,819
William T. Hill, Jr.	44,665,915	303,799
W. Robert Nichols	44,666,915	302,799
C. Clifton Robinson	44,649,190	320,524
James R. Staff	42,968,859	2,000,855
Carl B. Webb	44,649,218	320,496
Larry D. Willard	44,647,684	322,030

        Our stockholders also ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm. There were 44,921,535 votes cast for ratification, 16,755 votes against and 31,424 shares abstained from voting. There were no broker non-votes on this matter.

ITEM 6.    EXHIBITS

  (a)
  Exhibits:

    See Exhibit Index

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.
Date: November 10, 2008
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