Form 10-Q/A
period 2008-09-30
Hilltop Holdings Inc.
filed 2009-03-16
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31987

Hilltop Holdings Inc.
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	84-1477939 (I.R.S. Employer Identification No.)
200 Crescent Court, Suite 1330 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

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

HILLTOP HOLDINGS INC.
FORM 10-Q/A (Amendment No. 1)
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Explanatory Note

        On March 12, 2009, the Audit Committee of the Board of Directors of Hilltop Holdings Inc. (the "Company") determined that the Company should restate its unaudited consolidated financial statements as of and for the quarter ended September 30, 2008, to correct errors that resulted in an understatement of loss and loss adjustment expense. As part of the Company's year end control procedures it determined that receipts from reinsurers and its ultimate retention per catastrophic event had not been accounted for correctly at September 30, 2008. The above corrections do not have an adverse impact on any covenants associated with the Company's debt. As a result of the restatement, the previously issued financial statements for the corresponding periods should no longer be relied upon.

        The Company has implemented revised procedures designed to prevent a recurrence of the accounting error. For more information on these matters, please refer to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to the Condensed Consolidated Financial Statements. We have also updated our evaluation of disclosure controls and procedures, as reflected in Item 4, "Controls and Procedures".

        This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2 and 4. Except as identified in the prior sentence, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(in thousands, except share and per share data)

(unaudited)

	September 30, 2008	December 31, 2007
	(as restated)
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $125,078 and $130,253, respectively)	$121,434	$131,904
Held-to-maturity securities, at amortized cost (fair value of $14,495 and $6,819, respectively)	14,103	6,784
Equity securities
Available for sale securities, at fair value (cost of $9,107 and $55,607, respectively)	8,141	52,336

Total investments	143,678	191,024
Cash and cash equivalents	750,573	783,008
Restricted cash	18,500	—
Accrued interest and dividends	1,402	1,497
Premiums receivable	22,396	21,287
Deferred acquisition costs	16,887	14,521
Reinsurance receivable, net of uncollectible amounts	105,567	2,692
Prepaid reinsurance premiums	4,851	3,300
Income taxes receivable	28,095	—
Deferred income taxes	16,278	22,219
Goodwill	23,988	23,613
Intangible assets, definite life	11,469	12,880
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	374	533
Loan origination costs, net	3,314	3,462
Other assets	1,937	2,455

Total Assets	$1,152,309	$1,085,491

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 (Continued)

(in thousands, except share and per share data)

(unaudited)

	September 30, 2008	December 31, 2007
	(as restated)
Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$130,310	$18,091
Unearned premiums	72,494	68,410
Reinsurance payable	11,433	190
Accounts payable and accrued expenses	7,088	13,017
Income taxes payable	—	12,238
Notes payable	138,368	142,368
Dividends payable	1,719	1,719
Other liabilities	5,329	5,273

Total liabilities	366,741	261,306

Stockholders' Equity
Series A Preferred stock, $.01 par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 56,451,884 and 56,461,465 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	564	564
Additional paid-in capital	917,617	917,582
Accumulated other comprehensive loss	(2,997)	(1,053)
Accumulated deficit	(248,724)	(212,016)

Total stockholders' equity	785,568	824,185

Total liabilities and stockholders' equity	$1,152,309	$1,085,491

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(as restated)		(as restated)
Revenue:
Net premiums earned	$22,745	$26,265	$83,017	$69,462
Net investment income	6,716	10,003	21,887	13,273
Net realized (losses) gains on investments	(1,213)	(43)	(42,907)	141
Other income	1,503	1,785	4,674	4,844

Total revenue	29,751	38,010	66,671	87,720

Expenses:
Loss and loss adjustment expenses	29,946	13,772	69,228	41,289
Policy acquisition and other underwriting expenses	10,736	8,949	32,350	23,472
General and administrative expenses	1,750	2,166	7,207	7,448
Depreciation and amortization	532	608	1,628	1,600
Interest expense	2,617	2,855	7,925	8,244

Total expenses	45,581	28,350	118,338	82,053

(Loss) Income from continuing operations before income tax benefit and allocation to minority interest	(15,830)	9,660	(51,667)	5,667
Income tax benefit (expense) from continuing operations	10,168	(3,389)	22,694	(2,003)

(Loss) Income from continuing operations before allocation to minority interest	(5,662)	6,271	(28,973)	3,664
Minority interest	—	(11)	—	112

(Loss) Income from continuing operations	(5,662)	6,260	(28,973)	3,776
Loss from discontinued operations	—	(2,212)	—	(11,125)
Gain on sale of discontinued operations	—	364,330	—	363,907
Income tax expense from discontinued operations	—	(74,234)	—	(76,563)
Minority interest in discontinued operations	—	86	—	494

Net (loss) income	(5,662)	294,230	(28,973)	280,489
Preferred stock dividend	(2,579)	(2,577)	(7,735)	(7,734)

Net (loss) income attributable to common stockholders	$(8,241)	$291,653	$(36,708)	$272,755

(Loss) Income per share from continuing operations less preferred dividends
Basic (loss) income per share	$(0.15)	$0.07	$(0.65)	$(0.07)

Diluted (loss) income per share	$(0.15)	$0.06	$(0.65)	$(0.07)

Income per share from discontinued operations
Basic income per share	$—	$5.10	$—	$5.02

Diluted income per share	$—	$5.06	$—	$4.92

(Loss) Income per share attributable to common stockholders
Basic (loss) income per share	$(0.15)	$5.17	$(0.65)	$4.95

Diluted (loss) income per share	$(0.15)	$5.12	$(0.65)	$4.85

Weighted average share information
Basic shares outstanding	56,452	56,446	56,452	55,071

Diluted shares outstanding	56,452	56,961	56,452	56,271

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (as restated)

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2008	5,000	$119,108	56,461	$564	$917,582	$(1,053)	$(212,016)	$824,185

Net loss							(28,973)	(28,973)
Preferred stock dividends declared							(7,735)	(7,735)
Accumulated other comprehensive loss, net of tax	—	—	—	—	—	(1,944)	—	(1,944)

Total comprehensive loss								(38,652)
Common stock issued to board members			12		129			129
Shares redeemed			(21)		(215)			(215)
Stock compensation expense	—	—	—	—	121	—	—	121

Balance, September 30, 2008	5,000	$119,108	56,452	$564	$917,617	$(2,997)	$(248,724)	$785,568

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
	(as restated)
Cash flow from operating activities:
Net (loss) income	$(28,973)	$280,489
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,628	1,600
Deferred income taxes	6,988	(1,121)
Increase in unearned premiums	4,084	18,164
Increase in deferred acquisition costs	(2,366)	(11,579)
Realized losses (gains) on investments	42,907	(141)
Purchases of trading securities	—	(419)
Proceeds from sales of trading securities	—	1,046
Amortization of loan origination costs	148	152
Stock grant compensation expense	35	1,547
Partnership preferred unit distributions declared	—	67
Minority interest	—	(179)
Adjustments related to discontinued operations	—	(277,768)
Changes in operating assets and liabilities	(27,893)	(2,110)

Net cash (used in) provided by operating activities	$(3,442)	$9,748

Cash flow from investing activities:
NLASCO acquisition	—	(115,502)
Cash acquired from NLASCO	—	45,457
Purchases of fixed assets	(59)	(293)
Restricted cash	(18,500)	—
Purchases of available-for-sale securities	(39,801)	(38,017)
Purchases of held-to-maturity securities	(7,926)	(10)
Purchase of NALICO GA	(375)	—
Proceeds from sales of available-for-sale securities	32,003	21,106
Proceeds from maturities of available-for-sale securities	11,244	—
Proceeds from maturities of held-to-maturity securities	6,156	1,250
Proceeds from sale of assets related to discontinued operations	—	881,149

Net cash (used in) provided by investing activities	$(17,258)	$795,140

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Continued)

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
	(as restated)
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

        In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 had no accumulative effects on the Company's retained earnings or accumulated deficit. In February 2008, FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays, for one year, the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. Accordingly, we deferred the adoption of SFAS 157 as it related to nonfinancial assets and liabilities until January 2009.

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

2.    Restatement of Financial Statements

        On March 12, 2009, the Audit Committee of the Board of Directors of the Company determined that the Company should restate its unaudited consolidated financial statements as of and for the quarter ended September 30, 2008, to correct accounting errors that resulted in an understatement of loss and loss adjustment expense. As part of the Company's year end control procedures it determined that receipts from reinsurers and its ultimate retention per catastrophic event had been accounted for incorrectly at September 30, 2008.

Loss and Loss Adjustment Expense Adjustment

        Due to an error in the application of a prepayment from a reinsurer related to catastrophe losses incurred and in recording the ultimate retention per catastrophic event in the third quarter of 2008 to loss and loss adjustment expense, loss and loss adjustment expense, as set forth in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2008, was understated by $3.1 million. This understatement of loss and loss adjustment expense resulted in net loss for the three and nine months ended September 30, 2008 being understated by $2.0 million, net of tax. The table below sets forth the unaudited consolidated statements of operations for the three and nine months ended September 30, 2008 as originally presented in the Quarterly Report on Form 10-Q, the effect of the required adjustment on a line item basis and the restated amounts after giving effect to adjustment.

Reinsurance Receivable and Payable Adjustments

        In connection with and as a result of the error in the application of that prepayment to loss and loss adjustment expense, reinsurance payable, as set forth in the balance sheet at September 30, 2008, was understated by $4.1 million, reinsurance receivable was understated by $1.0 million and income taxes receivable was understated by $1.1 million. The table below sets forth the unaudited consolidated balance sheet at September 30, 2008 as originally presented in the Quarterly Report on Form 10-Q, the

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

2.    Restatement of Financial Statements (Continued)

effect of the required adjustments on a line item basis and the restated amounts after giving effect to the adjustments.

        The above corrections do not have an adverse impact on any covenants associated with the Company's debt. As a result of the restatement, the previously issued financial statements for the corresponding periods should no longer be relied upon. The impact of the restatement on our consolidated balance sheet and consolidated statement of operations is outlined in the table below (dollars in thousands). This restatement did not have an impact on any periods prior to the quarter ended September 30, 2008.

        The following table presents the impact of the restatement adjustments on the Company's Consolidated Balance Sheet as of September 30, 2008.

	September 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $125,078 and $130,253, respectively)	$121,434		$121,434
Held-to-maturity securities, at amortized cost (fair value of $14,495 and $6,819, respectively)	14,103		14,103
Equity securities
Available for sale securities, at fair value (cost of $9,107 and $55,607, respectively)	8,141	—	8,141

Total investments	143,678	—	143,678
Cash and cash equivalents	750,573		750,573
Restricted cash	18,500		18,500
Accrued interest and dividends	1,402		1,402
Premiums receivable	22,396		22,396
Deferred acquisition costs	16,887		16,887
Reinsurance receivable, net of uncollectible amounts	104,567	$1,000	105,567
Prepaid reinsurance premiums	4,851		4,851
Income taxes receivable	27,019	1,076	28,095
Deferred income taxes	16,278		16,278
Goodwill	23,988		23,988
Intangible assets, definite life	11,469		11,469
Intangible assets, indefinite life	3,000		3,000
Property and equipment, net	374		374
Loan origination costs, net	3,314		3,314
Other assets	1,937	—	1,937

Total Assets	$1,150,233	$2,076	$1,152,309

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

2.    Restatement of Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's Consolidated Balance Sheet as of September 30, 2008.

	September 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$130,310		$130,310
Unearned premiums	72,494		72,494
Reinsurance payable	7,359	$4,074	11,433
Accounts payable and accrued expenses	7,088		7,088
Notes payable	138,368		138,368
Dividends payable	1,719		1,719
Other liabilities	5,329	—	5,329

Total liabilities	362,667	4,074	366,741

Stockholders' Equity
Series A Preferred stock, $.01 par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108		119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 56,451,884 and 56,461,465 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	564		564
Additional paid-in capital	917,617		917,617
Accumulated other comprehensive loss	(2,997)		(2,997)
Accumulated deficit	(246,726)	(1,998)	(248,724)

Total stockholders' equity	787,566	(1,998)	785,568

Total liabilities and stockholders' equity	$1,150,233	$2,076	$1,152,309

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

2.    Restatement of Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's Consolidated Statement of Income for the three months ended September 30, 2008:

	Three Months Ended September 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Revenue:
Net premiums earned	$22,745		$22,745
Net investment income	6,716		6,716
Net realized (losses) gains on investments	(1,213)		(1,213)
Other income	1,503	—	1,503

Total revenue	29,751	—	29,751

Expenses:
Loss and loss adjustment expenses	26,872	3,074	29,946
Policy acquisition and other underwriting expenses	10,736		10,736
General and administrative expenses	1,750		1,750
Depreciation and amortization	532		532
Interest expense	2,617	—	2,617

Total expenses	42,507	3,074	45,581

(Loss) Income from continuing operations before income tax benefit and allocation to minority interest	(12,756)	(3,074)	(15,830)
Income tax benefit (expense) from continuing operations	9,092	1,076	10,168

(Loss) Income from continuing operations before allocation to minority interest	(3,664)	(1,998)	(5,662)
Minority interest	—	—	—

(Loss) Income from continuing operations	(3,664)	(1,998)	(5,662)
Preferred stock dividend	(2,579)	—	(2,579)

Net (loss) income attributable to common stockholders	$(6,243)	$(1,998)	$(8,241)

(Loss) Income per share from continuing operations less preferred dividends
Basic (loss) income per share	$(0.11)	$(0.04)	$(0.15)

Diluted (loss) income per share	$(0.11)	$(0.04)	$(0.15)

(Loss) Income per share attributable to common stockholders
Basic (loss) income per share	$(0.11)	$(0.04)	$(0.15)

Diluted (loss) income per share	$(0.11)	$(0.04)	$(0.15)

Weighted average share information
Basic shares outstanding	56,452	56,452	56,452

Diluted shares outstanding	56,452	56,452	56,452

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

2.    Restatement of Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's Consolidated Statement of Income for the nine months ended September 30, 2008:

	Nine Months Ended September 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Revenue:
Net premiums earned	$83,017	—	$83,017
Net investment income	21,887	—	21,887
Net realized (losses) gains on investments	(42,907)	—	(42,907)
Other income	4,674	—	4,674

Total revenue	66,671	—	66,671

Expenses:
Loss and loss adjustment expenses	66,154	$3,074	69,228
Policy acquisition and other underwriting expenses	32,350	—	32,350
General and administrative expenses	7,207	—	7,207
Depreciation and amortization	1,628	—	1,628
Interest expense	7,925	—	7,925

Total expenses	115,264	3,074	118,338

(Loss) Income from continuing operations before income tax benefit and allocation to minority interest	(48,593)	(3,074)	(51,667)
Income tax benefit (expense) from continuing operations	21,618	1,076	22,694

(Loss) Income from continuing operations before allocation to minority interest	(26,975)	(1,998)	(28,973)
Minority interest	—	—	—

(Loss) Income from continuing operations	(26,975)	(1,998)	(28,973)
Preferred stock dividend	(7,735)	—	(7,735)

Net (loss) income attributable to common stockholders	$(34,710)	$(1,998)	$(36,708)

(Loss) Income per share from continuing operations less preferred dividends
Basic (loss) income per share	$(0.61)	$(0.04)	$(0.65)

Diluted (loss) income per share	$(0.61)	$(0.04)	$(0.65)

(Loss) Income per share attributable to common stockholders
Basic (loss) income per share	$(0.61)	$(0.04)	$(0.65)

Diluted (loss) income per share	$(0.61)	$(0.04)	$(0.65)

Weighted average share information
Basic shares outstanding	56,452	56,452	56,452

Diluted shares outstanding	56,452	56,452	56,452

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

2.    Restatement of Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's Consolidated Statement of Cash Flows for the nine months ended Septamber 30, 2008:

	September 30, 2008
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
Cash flow from operating activities:
Net loss	$(26,975)	$(1,998)	$(28,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,628		1,628
Deferred income taxes	6,988		6,988
Increase in unearned premiums	4,084		4,084
Increase in deferred acquisition costs	(2,366)		(2,366)
Realized losses on investments	42,907		42,907
Amortization of loan origination costs	148		148
Stock grant compensation expense	35		35
Changes in operating assets and liabilities	(29,891)	1,998	(27,893)

Net cash used in operating activities	(3,442)	—	(3,442)

Net cash used in investing activities	(17,258)	—	(17,258)

Net cash used in financing activities	(11,735)	—	(11,735)

Net decrease in cash and cash equivalents	(32,435)	—	(32,435)
Cash and cash equivalents, beginning of period	783,008	—	783,008

Cash and cash equivalents, end of period	$750,573	$—	$750,573

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

        In conjunction with the purchase of NLASCO on January 31, 2007, all purchased "available-for-sale" securities were marked to their fair market value at that date. In the first and second quarter of 2008, the Company wrote down the value of equity securities held by HTH to market value, taking a loss of $41.9 million on these securities. These securities were sold and the Company recognized an additional $79,000 realized loss on the sale of the securities in September 2008. For the quarter ended September 30, 2008, the Company wrote down securities owned by NLASCO, Inc. of $1.1 million. While some of the securities held in the investment portfolio of NLASCO have also decreased in value since the date of acquisition, the Company has the ability and intent to hold these securities until maturity or until the value recovers and, therefore, does not feel any other impairments, other than temporary impairments, exist as of September 30, 2008.

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

	September 30, 2008
	Cost and Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$6,258	$6,107
Due after one year through five years	57,783	57,077
Due after six years through ten years	35,560	33,398
Due after ten years	12,185	11,417
Mortgage-backed securities	13,292	13,435

	$125,078	$121,434

Held-to-maturity debt securities:
Due within one year	$485	$489
Due after one year through five years	7,448	7,654
Due after six years through ten years	6,170	6,352
Due after ten years	—	—

	$14,103	$14,495

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

3.    Investments (Continued)

	December 31, 2007
	Cost and Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$9,328	$9,338
Due after one year through five years	47,124	47,739
Due after six years through ten years	42,319	43,115
Due after ten years	18,821	18,897
Mortgage-backed securities	12,661	12,815

	$130,253	$131,904

Held-to-maturity debt securities:
Due within one year	$5,138	$5,167
Due after one year through five years	1,228	1,234
Due after six years through ten years	—	—
Due after ten years	418	418

	$6,784	$6,819

        Net investment income for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Cash equivalents	$4,846	$8,268	$(3,422)	$16,184	$8,915	$7,269
Fixed maturities	1,865	1,605	260	5,366	3,964	1,402
Equity securities	89	130	(41)	664	384	280

	6,800	10,003	(3,203)	22,214	13,263	8,951
Other income net of expenses	(84)	—	(84)	(327)	10	(337)

Net investment income	$6,716	$10,003	$(3,287)	$21,887	$13,273	$8,614

        At September 30, 2008, the Company had on deposit in custody for various State Insurance Departments investments with carrying values totaling $14.1 million.

4.    Fair Value Measurements

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

4.    Fair Value Measurements (Continued)

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

        The following table includes a rollforward of the amounts at September 30, 2008 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement (in thousands).

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

5.    Deferred Acquisition Costs

        Policy acquisition expenses, primarily consisting of commissions, premium taxes and underwriting expenses related to issuing a policy, incurred by NLASCO are deferred and charged against income

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

5.    Deferred Acquisition Costs (Continued)

ratably over the terms of the related policies. The activity in deferred acquisition costs for the nine months ended September 30, 2008 is as follows (in thousands).

Nine Months Ended September 30, 2008
Beginning of period deferred acquisition cost	$14,521
Acquisition expenses deferred	23,859
Amortization charged to income	(21,493)

End of period deferred acquisition costs	$16,887

6.    Insurance Holding Company Line of Credit

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

7.    Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2008 is as follows (in thousands).

(restated)
Balance at January 1, 2008	$18,091
Less reinsurance recoverables	(2,692)

Net balance at January 1, 2008	15,399
Incurred related to:
Current Year	68,388
Prior Year	840

Total incurred	69,228
Payments related to:
Current Year	(52,644)
Prior Year	(6,834)

Total payments	(59,478)
Net balance at September 30, 2008	25,149
Plus reinsurance recoverables	105,161

Balance at September 30, 2008	$130,310

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

8.    Reinsurance Activity

        NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2008, we had reinsurance recoverables with no allowance of approximately $105.6 million.

        The effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$31,430	$33,984	$32,427	$30,776	$98,725	$98,444	$92,012	$73,277
Reinsurance assumed	1,365	1,402	1,637	1,264	4,134	4,574	5,369	2,373
Reinsurance ceded	(11,347)	(12,641)	(4,531)	(5,775)	(17,989)	(20,001)	(10,992)	(6,188)

Net premiums	$21,448	$22,745	$29,533	$26,265	$84,870	$83,017	$86,389	$69,462

        The effect of reinsurance incurred losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(restated)		(restated)
Loss and loss adjustment expense (LAE) incurred	$123,850	$14,532	$164,662	$42,991
Reinsurance recoverables	(93,904)	(760)	(95,434)	(1,702)

Net loss and LAE incurred	$29,946	$13,772	$69,228	$41,289

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

8.    Reinsurance Activity (Continued)

Multi-line excess of loss coverage

        For all lines of business, ASIC's retention on any one risk for 2008 is $200,000 and NLIC's is $200,000.

Catastrophic coverage

        NLASCO has five levels of catastrophic excess of loss reinsurance providing for coverage up to $200 million in 2008 above $1.0 million in retention for ASIC and $6.0 million for NLIC. As of September 30, 2008, total retention for any one catastrophe that affects both NLIC and ASIC is limited to $6 million in the aggregate. NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage will lapse after the second or third event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year. During 2008, the first three layers can be reinstated twice for 100% of the original premium each time and the next two layers can be reinstated one time for 100% of the original premium.

        For the quarter ended September 30, 2008, the Company experienced three significant catastrophes that resulted in losses in excess of retention. As of September 30, 2008, the total loss and loss adjustment expenses incurred associated with Hurricane Dolly was $6.4 million, however, since the losses exceeded retention, net exposure to the Company was $6.0 million retention and $14,000 in reinstatement premiums. Total loss and loss adjustment expenses incurred associated with Hurricane Gustav was $3.9 million, however, since the losses exceeded retention, net exposure to the Company was $1.0 million retention and $36,000 in reinstatement premiums. Total loss and loss adjustment expenses incurred associated with Hurricane Ike was $98.0 million, however, since the losses exceeded retention, net exposure to the Company was $6.0 million retention and $8.2 million in reinstatement premiums.

9.    Income Taxes

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

        The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(as restated)		(as restated)	(as restated)		(as restated)
Current tax benefit	$18,379	$11,919	$30,298	$17,657	$11,919	$29,576
Deferred tax expense	(12,814)	(11,919)	(24,733)	434	(11,919)	(11,485)
Allowance	4,603	—	4,603	4,603	—	4,603

Income tax benefit	$10,168	$—	$10,168	$22,694	$—	$22,694

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

9.    Income Taxes (Continued)

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

        The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
	(as restated)		(as restated)	(as restated)		(as restated)
Tax at statutory rate	$5,541	$—	$5,541	$18,083	$—	$18,083
Permanent differences	24	—	24	8	—	8
Decrease in valuation allowance	4,603	—	4,603	4,603	—	4,603

Income tax benefit	$10,168	$—	$10,168	$22,694	$—	$22,694

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$(3,381)	$(126,741)	$(130,122)	$(1,983)	$(123,474)	$(125,457)
Permanent differences	(8)	9,857	9,849	(20)	21,148	21,128
State taxes	—	(17,280)	(17,280)	—	(17,639)	(17,639)
Decrease in valuation allowance	—	59,930	59,930	—	43,402	43,402

Income tax expense	$(3,389)	$(74,234)	$(77,623)	$(2,003)	$(76,563)	$(78,566)

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

10.    Statutory Net Income and Capital and Surplus

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

        The Company's insurance subsidiaries' statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas had adopted the National Association of Insurance Commissioners' (NAIC) statutory accounting practices as the basis of its statutory accounting practices with certain differences, which are not significant to the companies' statutory equity.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

10.    Statutory Net Income and Capital and Surplus (Continued)

        Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the three and nine months ended September 30, 2008 and 2007 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(as restated)		(as restated)
National Lloyds Insurance Company
Capital and surplus	$79,019	$92,300	$79,019	$92,300
Statutory net (loss) income	$(9,577)	$3,184	$(9,093)	$9,419
American Summit Insurance Company
Capital and surplus	$23,862	$24,490	$23,862	$24,490
Statutory net (loss) income	$(187)	$1,386	$1,252	$2,804

11.    Capital and Dividend Restrictions

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

12. Equity and Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis (in thousands, except per share information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(as restated)		(as restated)
Income (Loss) per share from continuing operations:
(Loss) Income from continuing operations	$(5,662)	$6,260	$(28,973)	$3,776
Preferred stock dividends	(2,579)	(2,577)	(7,735)	(7,734)

(Loss) Income from continuing operations	$(8,241)	$3,683	$(36,708)	$(3,958)

Basic (loss) income per share from continuing operations	$(0.15)	$0.07	$(0.65)	$(0.07)

Diluted (loss) income per share from continuing operations	$(0.15)	$0.06	$(0.65)	$(0.07)

Income per share from discontinued operations:
Loss from discontinued operations	$—	$(2,212)	$—	$(11,125)
Gain on sale of discontinued operations	—	364,330	—	363,907
Income tax expense from discontinuing operations	—	(74,234)	—	(76,563)
Minority interest in discontinued operations	—	86	—	494

Income from discontinued operations	$—	$287,970	$—	$276,713

Basic income per share from discontinued operations	$—	$5.10	$—	$5.02

Diluted income per share from discontinued operations	$—	$5.06	$—	$4.92

Income (Loss) per share available to common stockholders:
(Loss) Income available to common stockholders	$(8,241)	$291,653	$(36,708)	$272,755

Basic (loss) income per share available to common stockholders	$(0.15)	$5.17	$(0.65)	$4.95

Diluted (loss) income per share available to common stockholders	$(0.15)	$5.12	$(0.65)	$4.85

Weighted average share information:
Basic shares outstanding	56,452	56,446	56,452	55,071

Diluted shares outstanding	56,452	56,961	56,452	56,271

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Operating partnership units(a)	—	—	—	—
Stock warrants(b)	1	937	1	937
Senior exchangeable Notes	6,718	6,718	6,718	6,718
Stock options	541	—	541	—

Total	7,260	7,655	7,260	7,655

(a)
From June 30, 2006 through June 30, 2007, we redeemed approximately 94,000 OP units. In July 2007, the remaining OP units were redeemed.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(unaudited)

12. Equity and Loss per share (Continued)

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

13. Commitments and Contingencies

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this quarterly report on Form 10-Q/A and the financial information set forth in the tables below.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q/A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this report that address results or developments that we expect or anticipate will or may occur in the future, that are preceded by, followed by or include the words "believes," "expects," "may," "will," "would," "could," "should," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our liquidity and sources of funding, our capital expenditures, our products, market trends, operations and business, are forward-looking statements. These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs or further changes, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

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

RESTATEMENT

        On March 12, 2009, the Audit Committee of the Board of Directors of Hilltop Holdings Inc. determined that the Company should restate its unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2008, to correct accounting errors that resulted in an understatement of loss and loss adjustment expense. As part of the company's year end control procedures it determined that receipts from reinsurers and its ultimate retention per catastrophic event had not been accounted for correctly at September 30, 2008. The above corrections do not have an adverse impact on any covenants associated with the Company's debt. As a result of the restatement, the previously issued financial statements for the corresponding periods should no longer be relied upon.

Loss and Loss Adjustment Expense (Adjustment)

        Due to an error in the application of a prepayment from a reinsurer related to catastrophe losses incurred and in recording the ultimate retention per catastrophic event in the third quarter of 2008 to loss and loss adjustment expense, loss and loss adjustment expense, as set forth in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2008, was understated by $3.1 million. This understatement of loss and loss adjustment expense resulted in net loss for the three and nine months ended September 30, 2008 being understated by $2.0 million, net of tax.

Reinsurance Receivable and Payable Adjustments

        In connection with and as a result of the error in the application of that prepayment to loss and loss adjustment expense, reinsurance payable, as set forth in the balance sheet at September 30, 2008, was understated by $4.1 million, reinsurance receivable was understated by $1.0 million and income taxes receivable was understated by $1.1 million.

        This restatement did not have an impact on any periods prior to the quarter ended September 30, 2008.

OVERVIEW OF RESULTS

        For the nine months ended September 30, 2008, net loss attributable to common stockholders was $36.7 million, or $0.65 per share, as compared to net income of $272.8 million, or $4.95 per share, for the same period in 2007. Continuing operations accounted for $29.0 million of the net loss for the nine months ended September 30, 2008, compared to $3.8 million of the net income for the nine months ended September 30, 2007. Net loss from continuing operations increased by $32.7 million for the nine months ended September 30, 2008, as compared to the same period in 2007, primarily due to the loss on investment of $41.9 million ($27.2 million net of tax) recorded for equity securities held at HTH and $1.4 million of costs associated with acquisition activities being expensed due to the determination that HTH would no longer pursue such target during the second quarter of 2008. Additionally, the net loss increased due to increase in loss and loss adjustment expenses related to Hurricane Dolly, Gustav and Ike of approximately $13.0 million, net of reinsurance recoveries, and the decrease in net premiums earned due to reinstatement premiums related to Hurricane Dolly, Ike and Gustav of $8.2 million. Those losses and expenses were partially offset by additional interest income generated on the cash from the sale of the assets related to the manufactured housing business segment that closed on July 31, 2007 and the fact that NLASCO had nine months of revenue in 2008, as compared to eight months in 2007.

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

        Investment Securities.    Investment securities consist of U.S. Government, mortgage-backed, corporate debt and equity securities. We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity; and our equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of trading and available-for-sale securities are determined on a specific identification basis. We regularly review our investment securities to assess whether the amortized cost is impaired and if impairment is other than temporary. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to the period, and forecasted performance of the investee. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

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

RESULTS OF OPERATIONS

        Overview.    For the quarter ended September 30, 2008, the Company experienced three significant catastrophes that resulted in losses in excess of retention. As of September 30, 2008, the total loss and loss adjustment expenses incurred associated with Hurricane Dolly was $6.4 million, however, since the losses exceeded retention, net exposure to the Company was $6.0 million retention and $14,000 in reinstatement premiums. Total loss and loss adjustment expenses incurred associated with Hurricane Gustav was $3.9 million, however, since the losses exceeded retention, net exposure to the Company was $1.0 million retention and $36,000 in reinstatement premiums. Total loss and loss adjustment expenses incurred associated with Hurricane Ike was $98.0 million, however, since the losses exceeded retention, net exposure to the Company was $6.0 million retention and $8.2 million in reinstatement premiums. Additionally, the Company wrote down securities owned by NLASCO, Inc. of $1.1 million.

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

	Three Months Ended September 30,
	2008	2007	Change	% Change
Direct premiums written	$31,430	$32,427	$(997)	-3.1%

Net premiums written	$21,448	$29,533	$(8,085)	-27.4%

Net premiums earned	$22,745	$26,265	$(3,520)	-13.4%
Loss and LAE (as restated)	29,946	13,772	16,174	117.4%
Policy acquisition and other underwriting expenses	10,736	8,949	1,787	20.0%

Underwriting (loss) gain	$(17,937)	$3,544	$(21,481)	-606.1%

Agency expenses	$(581)	$(773)	$192	-24.8%

Loss and LAE ratio	131.7%	52.4%	79.3%
Policy acquisition and other underwriting expense ratio	44.6%	31.1%	13.5%
Combined ratio	176.3%	83.5%	92.8%

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

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the three months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007	Change	% Change
Amortization of deferred policy acquisition costs	$7,875	$4,291	$3,584	83.5%
Other underwriting expenses	2,861	4,658	(1,797)	-38.6%

Total policy acquisition and other underwriting expenses	10,736	8,949	1,787	20.0%
Agency expenses	(581)	(773)	192	-24.8%

Total policy acquisition and other underwriting expenses excluding agency expenses	$10,155	$8,176	$1,979	24.2%

Net premiums earned	$22,745	$26,265	$(3,520)	-13.4%

Expense ratio	44.6%	31.1%	13.5%

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the three months ended September 30, 2008 and 2007 of 131.7% and 52.4%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner. The increase in the loss and LAE ratio is due to several hurricanes that occurred in July and September 2008. The actual loss related to Hurricane Dolly, Gustav and Ike excluding reinstatement premium is $13.0 million.

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

        Income Taxes.    The Company had a $9.1 million income tax benefit for the three months ended September 30, 2008, compared to $77.6 million expense for the same period in 2007. The benefit in 2008 is primarily due to the tax benefit recorded as a result of operating losses of NLASCO and recognizing losses on the impairment of $0.4 million. The expense in 2007 is primarily due to the tax expense related to the gain on sale of discontinued operations of $74.2 million.

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

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $6.2 million for the three months ended September 30, 2008, as compared to net income of $291.7 million for the three months ended September 30, 2007. The principal reason for the loss in the third quarter of 2008 is due to an increase in loss and loss adjustment expense of $13.0 million and $8.2 million in reinstatement premium related to Hurricane Dolly, Gustav, and Ike. The principal reason for the income in the third quarter of 2007 is due to the sale of discontinued operations.

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

	Nine Months Ended September 30,
	2008	2007	Change	% Change
Direct premiums written	$98,725	$92,012	$6,713	7.3%

Net premiums written	$84,870	$86,389	$(1,519)	-1.8%

Net premiums earned	$83,017	$69,462	$13,555	19.5%
Loss and LAE (as restated)	69,228	41,289	27,939	67.7%
Policy acquisition and other underwriting expenses	32,350	23,472	8,878	37.8%

Underwriting (loss) gain	$(18,561)	$4,701	$(23,262)	-494.8%

Agency expenses	$(1,821)	$(2,005)	$184	-9.2%

Loss and LAE ratio	83.4%	59.4%	24.0%
Policy acquisition and other underwriting expense ratio	36.8%	30.9%	5.9%
Combined ratio	120.2%	90.3%	29.9%

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

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007	Change	% Change
Amortization of deferred policy acquisition costs	$21,493	$7,257	$14,236	196.2%
Other underwriting expenses	10,857	16,215	(5,358)	-33.0%

Total policy acquisition and other underwriting expenses	32,350	23,472	8,878	37.8%
Agency expenses	(1,821)	(2,005)	184	-9.2%

Total policy acquisition and other underwriting expenses excluding agency expenses	$30,529	$21,467	$9,062	42.2%

Net premiums earned	$83,017	$69,462	$13,555	19.5%

Expense ratio	36.8%	30.9%	5.9%

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the nine months ended September 30, 2008 and 2007 of 83.4% and 59.4%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner. The increase in the loss and LAE ratio is due to several severe spring storms and several hurricanes that occurred in July and September 2008. The actual loss related to Hurricane Dolly, Gustav and Ike, excluding reinstatement premium, was $13.0 million.

        General and Administrative Expense.    General and administrative expense for the nine months ended September 30, 2008 was $7.2 million, as compared to $7.4 million for the nine months ended September 30, 2007, a decrease of $0.2 million, or 3%. This decrease was mainly due to a decrease in salaries, benefits, and professional fees, which were offset by $1.4 million in acquisition costs expensed in 2008. The acquisition costs related to expenses incurred in connection with a possible transaction, that, as of second quarter of 2008, we determined no longer to pursue.

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

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $36.7 million for the nine months ended September 30, 2008, as compared to $272.8 million of net income for the nine months ended September 30, 2007. The principal reason for the loss in the first nine months of 2008 is the write down and subsequent sale of stock held by HTH of $41.9 million, hurricane losses of $14.0 million, and reinstatement premium of $8.2 million, which was partially offset by the additional month of income generated by NLASCO in 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

        Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1,152 million at September 30, 2008. On July 31, 2007, the Company closed the sale of substantially all of its assets, including the operating assets used in the Company's manufactured home communities business and its manufactured home retail sales and financing businesses, and received gross proceeds of $889.3 million in cash. Of this amount, as of September 30, 2008, the Company had invested approximately $735 million in overnight deposits at JP Morgan Chase, Bank of America, and Wells Fargo. These investments are in excess of the Federal Deposit Insurance Corporation insurance limit, however, the Company does not believe that it is exposed to any significant credit risk on cash.

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

        Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner and Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, or 100% of net income for such period. NLIC and ASIC paid dividends totaling $14.0 million to NLASCO in March 2008. At September 30, 2008, the maximum additional dividends that may be paid to NLASCO in 2008 without regulatory approval is approximately $7.3 million.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)
Restatement of Previously Issued Financial Statements

        As more fully described in Note 2 of the Notes to Consolidated Financial Statements, the Company has restated its interim consolidated financial statements for the quarter and nine months ended September 30, 2008 to correct accounting errors that resulted in an understatement of loss and loss adjustment expense, an understatement of reinsurance payable and an understatement of reinsurance recoverable in its Form 10-Q for the three and nine months ended September 30, 2008. As a result of the restatement of its previously issued interim consolidated financial statements as of and for the three and nine months ended September 30, 2008, management has assessed the impact of the restatement on its disclosure controls and procedures as of September 30, 2008, as discussed below.

(b)
Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) is recorded, processed and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        In light of the restatement referred to in (a) above, management, with the participation of the Company's principal executive and financial officers, re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this re-evaluation and as a result of the identification of the material weakness in our internal control over financial reporting discussed below, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

        A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiency constitutes a material weakness in our internal control over financial reporting at September 30, 2008:

  The Company did not maintain effective internal controls over the accounting for incurred loss and loss adjustment expense and payments from its reinsurers. Specifically, the Company did not maintain effective controls to ensure that its receipt of payments from reinsurers were properly recorded at September 30,2008 and its ultimate retention per catastrophic event was recorded in accordance with the underlying reinsurance contract and generally accepted accounting principles.

(c)
Plan for Remediation of Material Weakness

        We believe that the steps described below, which have already been taken in connection with the preparation of the December 31, 2008, financial statements, remediate the material weakness in our internal control over financial reporting described in (b) above:

  (1)
  The Company designed, implemented and performed a quarterly reconciliation over loss and loss adjustment expenses recovered to ensure all payments from reinsurers are properly recorded in conjunction with the preparation of its annual consolidated financial statements.

        Additionally, the Company performed its existing annual control over the reconciliation of loss and loss adjustment expenses to ensure that reinsurance ceded reconciles to proof of losses filed with reinsurers for the twelve months ended December 31, 2008 and performed a more rigorous review of its retention limits under its existing reinsurance contracts in conjunction with the preparation of its annual consolidated financial statements.

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
Date: March 16, 2009
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