Form 10-K
period 2008-12-31
Hilltop Holdings Inc.
filed 2009-03-16
CIK 1265131

Use these links to rapidly review the document

PART III
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31987

Hilltop Holdings Inc.
(Exact name of registrant as specified in its charter)

MARYLAND	84-1477939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Crescent Court, Suite 1330 Dallas, Texas	75201
(Address of principal executive offices)	(zip code)
(214) 855-2177 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
8.25% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2008, was approximately $408 million. For purposes of this computation, all officers, directors and 10% stockholders were deemed to be affiliates. This determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.

         The number of shares of the registrant's common stock outstanding at March 16, 2009 was 56,459,817.

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement pertaining to the 2009 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the documents incorporated by reference into this report include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K that address results or developments that we expect or anticipate will or may occur in the future, where statements are preceded by, followed by or include the words "believes," "expects," "may," "will," "would," "could," "should," "seeks," "approximately," "intends," "plans," "projects," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our liquidity and sources of funding, our capital expenditures, our products, market trends, operations and business, are forward-looking statements.

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

  •
  failure to successfully implement NLASCO, Inc.'s new information technology system; and

  •
  failure of NLASCO, Inc. to maintain appropriate insurance licenses.

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

 PART I

ITEM 1.    BUSINESS

General Information

        We are a holding company that is endeavoring to make opportunistic acquisitions or a business combination. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. In November 2008, we obtained a "shelf-charter" from the United States Comptroller of Currency, the administrator of national banks. These shelf charters permit us to bid on government-assisted bank transactions. At December 31, 2008, we had approximately $716 million aggregate available cash and cash equivalents that may be used for this purpose. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

        We also provide fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States through our wholly-owned property and casualty insurance holding company, NLASCO, Inc., or NLASCO. We acquired NLASCO in January 2007. NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC.

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

        Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "HTH." Our 8.25% Series A Cumulative Redeemable Preferred Stock is listed on the NYSE under the symbol "HTH-PA."

        Our principal office is located at 200 Crescent Court, Suite 1330, Dallas, Texas 75201, and our telephone number at that location is (214) 855-2177. Our internet address is www.hilltop-holdings.com.

        We currently are subject to the reporting requirements of the Exchange Act and, therefore, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. These filings, and amendments to these filings, may be accessed, free of charge, on the investor relations page of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Additionally, any materials that we file with, or furnish to, the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information regarding the operations of the SEC Public Reference Room. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers, such as ourselves, that file electronically with the SEC. Our codes of conduct and ethics, including amendments to, and waivers of, those codes, our corporate governance guidelines, director independence criteria and board committee charters can be accessed, free of charge, on our website, as well. We will provide, at no cost, a copy of these documents upon request by telephone or in writing at the above phone number or address, attention: Investor Relations. The references to our website address do not constitute incorporation by reference of the information contained on our website into, and should not be considered a part of, this Annual Report on Form 10-K.

        In 2008, our Chief Executive Officer certified to the NYSE, pursuant to Section 303A.12 of the NYSE's listing standards, that he is unaware of any violation by us of the NYSE's corporate governance listing standards.

Company Background

        We were formed in 1998 under the name "Affordable Residential Communities Inc." as a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT. Until July 2007, we primarily engaged in the acquisition, renovation, repositioning and operation of all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses, including acting as agent in the sale of homeowners' insurance and related products, to residents and prospective residents of those communities. Our primary operations previously were conducted through an operating partnership, in which we owned a general partnership interest.

        On February 18, 2004, we completed our initial public offering, or IPO. Through the year ended December 31, 2005, we operated as a fully integrated, self-administered and self-managed equity REIT for U.S. federal income tax purposes. In 2006, we revoked our election as a REIT for U.S. federal income tax purposes.

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

        On July 31, 2007, we sold substantially all of the operating assets used in our manufactured home communities business and our retail sales and financing business to American Residential Communities LLC. We received gross proceeds of approximately $890 million in cash, which represents the aggregate purchase price of $1.794 billion less the indebtedness assumed by the buyer. After giving effect to expenses and taxes and our continued outstanding preferred stock and senior notes, our net cash balance was approximately $550 million, subject to certain post-closing adjustments. We used a portion of the proceeds from this transaction for general working capital, liquidation of our operating partnership units, and to repay certain outstanding obligations. We intend to make opportunistic acquisitions with certain of the remaining proceeds from this transaction and, if necessary or appropriate, from additional equity or debt financing sources. In conjunction with this transaction, we transferred to the buyer the rights to the "Affordable Residential Communities" name, changed our name to Hilltop Holdings Inc., and moved our headquarters to Dallas, Texas.

        Following the completion of the sale of our manufactured home communities businesses, our current operations have consisted solely of those of NLASCO and its subsidiaries. Therefore, the remainder of our discussion focuses on the property and casualty insurance operations of NLASCO and its subsidiaries and the results of operations and financial position of the manufactured home communities businesses are now reflected as discontinued operations for all periods presented in this Annual Report on Form 10-K. Although we present information on NLASCO for prior years, they are only included in operations since the acquisition at January 31, 2007.

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

        The property and casualty insurance industry, historically, has been subject to cyclical fluctuations in pricing and availability of insurance coverage. "Soft" markets are often characterized by excess underwriting capital and involve intense price competition, expanded policy terms and conditions, erosion of underwriting discipline and poor operating performance. These market conditions usually lead to a period of diminished underwriting capacity after insurance companies exit unprofitable lines and exhibit greater underwriting discipline, increase premium rates and implement more restrictive policy terms and conditions. This latter market condition is called a "hard" market. The insurance market may not always be hard or soft; rather, it could be hard for one line of business and soft for another. The market at the start of 2009 is likely to be characterized as soft for property risks in NLASCO's operating area; however, in coastal areas, due to the hurricane activity in recent years, those markets are considered hard.

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

	For The Year Ended December 31,
	2008	2007	2006
Gross Premiums Written
Personal lines	$131.8	$131.1	$134.8
Commerical lines	6.2	6.1	5.9

Total	$138.0	$137.2	$140.7

Net Operating income
Personal lines	$(3.1)	$14.4	$18.9
Commerical lines	0.5	1.3	1.7

Total	$(2.6)	$15.7	$20.6

Total Assets
Personal lines	$247.6	$253.2	$234.9
Commerical lines	22.8	23.3	21.6

Total	$270.4	$276.5	$256.5

Geographic Markets

        The following table sets forth NLASCO's total gross written premiums by state for the periods shown (in millions):

	For The Year Ended December 31,
	2008	2007	2006
Gross Written Premiums
Texas—Flood	$5.3	$4.1	$3.7
Texas—North	21.2	24.1	24.8
Texas—South	34.9	34.6	34.5
Texas—Central	9.4	9.1	8.6
Texas—West	13.5	11.1	10.9
Texas—Panhandle	7.3	7.4	7.3
Texas—East	13.2	11.9	11.3

Texas—Total	104.8	102.3	101.1
Arizona	11.8	12.8	14.1
Tennessee	8.0	8.7	9.6
Oklahoma	5.2	5.5	5.8
Louisiana	3.0	2.8	3.0
Missouri	1.6	1.5	1.6
Nevada	1.2	1.4	1.5
Mississippi	—	0.1	1.9
All other states	2.4	2.1	2.1

TOTAL	$138.0	$137.2	$140.7

        NLASCO underwrites insurance coverage primarily in Texas, as well as other states in the south and southwest regions.

Distribution

        NLASCO distributes its insurance products through a broad network of independent agents in 27 states and a select number of managing general agents, referred to as MGAs. NLASCO has a preference for doing business with agents that desire a long-term relationship that will result in mutual profitability and value for both parties. NLASCO believes that "relationship" agents are more oriented to the long-term and desire a meaningful relationship with their customers and the insurers they represent. NLASCO's top ten agents accounted for only 10.1% and 12.1% of direct premiums written in 2008 and 2007, respectively, and as of December 31, 2008, the average tenure of the top 25 agencies was over 12 years.

Underwriting and Pricing

        NLASCO applies its regional expertise, underwriting discipline and a risk-adjusted, return-on-equity based approach to capital allocation to primarily offer short-tail insurance products in its target markets. NLASCO's underwriting process involves securing an adequate level of underwriting information from its independent agents, identifying and evaluating risk exposures and then pricing the risks it chooses to accept.

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

Catastrophe Exposure

        NLASCO maintains a comprehensive risk management strategy, which includes actively monitoring its catastrophe prone territories by zip code to ensure a diversified book of risks. NLASCO's catastrophe exposure primarily results from property policies in Cameron, Harris, Jefferson and Nueces Counties in Texas, which include the densely populated Houston metropolitan area and the cities extending from the northern tip to the southern point on the Texas Gulf Coast. All of this territory is exposed to potential wind storm activity from the Gulf of Mexico. NLASCO also is exposed to hail and other catastrophic events in the Texas panhandle and the plains states. The coastal area represents 15% of Texas state-wide premiums; however, only seven percent of these coastal policies include full wind coverage. The panhandle represents seven percent of Texas state-wide premiums. Over the years, NLASCO has adjusted its business based on its perceived risk of catastrophe losses. For example, in 2005, ASIC withdrew from the Mississippi market to mitigate its catastrophe exposure in that area, and in 2006, it stopped writing new policies that cover wind damage along the seacoast of Louisiana.

Terrorism Risk Insurance Act of 2002, Terrorism Risk Insurance Extension Act of 2005 and Terrorism Risk Insurance Program Reauthorization Act of 2007

        On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was enacted into Federal law and established the Terrorism Risk Insurance Program, or the Program. The Program is a Federal program that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war. The Program was scheduled to terminate on December 31, 2005. On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program. On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act, or the Reauthorization Act, was enacted into Federal law, reauthorizing the Program through December 31, 2014 and implementing several changes to the Program.

        In order for a loss to be covered under the Program, as presently constituted, aggregate industry losses of $100 million must be satisfied. Further, the losses must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, Secretary of State and Attorney General. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance and reinsurance. The 2005 Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers), surety, burglary and theft and farm-owners multi- peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the Program. The Program generally requires that all commercial property and casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal government for a percentage of subject losses, after an insurer deductible, subject to an annual cap. The Federal reimbursement percentage was fixed by the Reauthorization Act at 85%. The deductible is calculated by applying the deductible percentage to the insurer's direct earned premiums for covered lines. The deductible under the Program is fixed at 20%. NLASCO's deductible under the Program was $1.1 million for 2008 and is estimated to be $1.1 million in 2009. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached $100 billion aggregate amount during a Program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses that exceed the $100 billion cap. When insured losses under the Program exceed the $100 billion cap, the insured losses are subject to pro-rata sharing based upon regulations promulgated by the U.S. Treasury. Additionally, under the Reauthorization Act, the timing of mandatory recoupment of the Federal reimbursement through policyholder surcharges was accelerated. NLASCO had no terrorism-related losses in 2008.

Reinsurance

        NLASCO purchases reinsurance to reduce its exposure to liability on individual risks and claims and to protect against catastrophe losses. NLASCO's management believes that less volatile, yet reasonable, returns are in the long-term interest of NLASCO and, as a result, maintains a conservative reinsurance program. NLASCO generated direct premiums written totaling $127.3 million, net of flood policies, in 2008 and paid approximately $12.1 million in catastrophe reinsurance premiums prior to any reinstatement premiums.

        Reinsurance involves an insurance company transferring, or ceding, a portion of its risk to another insurer, the reinsurer. The reinsurer assumes the exposure in return for a portion of the premium. The ceding of risk to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance. Accordingly, the primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement, and as a result, the primary insurer is exposed to the risk of non-payment by its reinsurers.

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

        In formulating its reinsurance programs, NLASCO believes that it is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize exposure to the insolvency of reinsurers, NLASCO evaluates the acceptability, and continuously monitors the financial condition, of each reinsurer. NLASCO enters into reinsurance agreements only with reinsurers that have an A.M. Best financial strength rating of "A- (Excellent)" (fourth highest of 15 categories) or better, or at least an "A" rating by Standard & Poors. If a reinsurer rating subsequently drops below "A- (Excellent)," NLASCO can cancel or replace the reinsurer. As of December 31, 2008, 100% of NLASCO's paid loss recoverables were from reinsurers rated "A- (Excellent)" or better by A.M. Best. To further minimize exposure to reinsurer insolvency, NLASCO spreads reinsurance treaties among many reinsurers. NLASCO reviews retention levels each year to maintain a balance between the growth in surplus and the cost of reinsurance. NLASCO's losses from unrecoverable reinsurance in 2008 were nominal.

        NLASCO's ten largest net receivable balances from reinsurers as of, and for the year ended, December 31, 2008 were as follows (in millions):

	Year Ended December 31, 2008
	A.M. Best Financial Strength Rating	Ceded Premiums	Balances Due from Reinsurance Companies	Prepaid Reinsurance Premiums	Net Receivable Balance(1)
Federal Emergency Management Agency	N/A	$5.3	$4.8	$4.6	$9.4
Endurance Specialty Insurance Ltd	A	1.7	1.6	—	1.6
Ariel Reinsurance Company Limited	A-	1.6	1.2	—	1.2
Platinum Underwriters Reinsurance, Inc.	A	2.7	1.0	—	1.0
Transatlantic Reinsurance Company	A	0.3	0.8	—	0.8
MS Frontier Reinsurance Limited	A	0.4	0.8	—	0.8
Munich Reinsurance America, Inc.	A+	0.2	0.8	—	0.8
Arch Reinsurance Company	A	1.0	0.6	—	0.6
Validus Reinsurance Ltd	A-	0.4	0.5	—	0.5
Paladin Catastrophe Management LLC	A+	0.8	0.5	—	0.5

(1)
The net receivable balance includes balances due from reinsurance companies, contingent commissions, prepaid reinsurance premiums and ceded contingent commissions, less balances due to reinsurance companies.

        As of December 31, 2008, NLIC had reinsurance for up to $194 million of losses per event in excess of a $6 million retention by NLIC. This reinsurance is comprised of six layers of protection: $19 million in excess of $6 million retention; $25 million in excess of a $25 million loss; $75 million in excess of a $50 million loss; and $75 million in excess of a $125 million loss. NLIC retains no participation in any of the layers, other than the first $6 million retention. The projected premiums on these treaties are $13.9 million in 2009.

        As of December 31, 2008, ASIC had reinsurance for up to $199 million of losses per event in excess of a $1 million retention by ASIC. This reinsurance is comprised of seven layers of protection: $5 million in excess of $1 million retention; $19 million in excess of a $6 million loss; $25 million in excess of a $25 million loss; $75 million in excess of a $50 million loss; and $75 million in excess of a $125 million loss. The projected premiums on these treaties are $1.2 million in 2009.

        As of December 31, 2008, total retention for any one catastrophe that affects both NLIC and ASIC is limited to $6 million in the aggregate.

        In addition to the catastrophe reinsurance noted above, both NLIC and ASIC participate in an excess of loss program with General Reinsurance Corporation. The General Reinsurance Corporation program is limited to each risk with respect to property and liability in the amount of $800,000 for each of NLIC and ASIC. Each of NLIC and ASIC retain $200,000 in this program.

        There were no premium rate increases implemented in 2008. In Texas, however, NLASCO still qualifies for a rate increase, which is subject to a small company exemption from rate filing and approval requirement.

Liabilities for Unpaid Losses and Loss Adjustment Expenses

        NLASCO's liabilities for losses and loss adjustment expenses include liabilities for reported losses, liabilities for incurred but not reported, or IBNR, losses and liabilities for loss adjustment expenses, or LAE, less a reduction for reinsurance recoverables related to those liabilities. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim. The amounts of liabilities for IBNR losses and LAE are estimated on the basis of historical trends, adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Liabilities for LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. Based upon the contractual terms of the reinsurance agreements, reinsurance recoverables offset, in part, NLASCO's gross liabilities.

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

        The table below presents one-year development information on changes in the liability for losses and LAE and a reconciliation of liabilities on a direct premiums written and net premiums written basis for the twelve months ended December 31, 2008 (in thousands):

	Year Ended December 31,
	2008	2007
Balance, beginning of year	$18,091	$18,664
Less reinsurance recoverables	(2,692)	(1,509)

Net balance, beginning of year	15,399	17,155
Incurred related to:
Current Year	80,726	53,826
Prior Period	(291)	(1,752)

Total incurred	80,435	52,074
Payments related to:
Current Year	(66,522)	(46,230)
Prior Year	(9,902)	(7,600)

Total payments	(76,424)	(53,830)
Net balance, end of year	19,410	15,399
Plus reinsurance recoverables	14,613	2,692

Balance, end of year	$34,023	$18,091

        NLASCO's claim reserving practices are designed to set liabilities for losses and LAE that, in the aggregate, are adequate to pay all claims at their ultimate loss cost, net of anticipated salvage and subrogation. Thus, NLASCO's estimates are not discounted for inflation or other factors.

Loss Development

        NLASCO estimates the aggregate amount of losses and LAE ultimately required to settle all claims for a given period. The following tables present the development of estimated liability for losses and LAE, net of reinsurance, for the years 1999 through 2008 of NLIC and ASIC. These tables present accident or policy year development data. The first line of the table shows, for the years indicated, net liability, including IBNR, as originally estimated. For example, as of December 31, 1999, NLIC estimated that $13.6 million would be a sufficient net liability to settle all unsettled claims retained by it that had occurred prior to December 31, 1999, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as indicated in that section of the table, the original net liability of $13.6 million was re-estimated to be $13.7 million at December 31, 2003 (four years later). The increase the original estimate is caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated; (2) the net liability being increased or decreased for claims remaining open as more information becomes known about those individual claims; and (3) more or fewer claims being reported after December 31, 1999 than had occurred prior to that date. The bottom section of the table shows, by year, the cumulative amounts of net losses and LAE paid as of the end of each succeeding year. For example, with respect to the liability for net losses and LAE of $13.6 million as of December 31, 1999, by the end of 2003 (four years later), $13.6 million had actually been paid in settlement of the claims.

        The "net cumulative redundancy (deficiency)" represents, as of December 31, 2008, the difference between the latest re-estimated net liability and the net liability as originally estimated for losses and LAE retained by us. A redundancy means the original estimate was higher than the current estimate; and a deficiency means that the original estimate was lower than the current estimate. For example, as of December 31, 2008 and based upon updated information, NLIC re-estimated that the net liability that was established as of December 31, 1999 was $35,000 deficient.

        The following tables are presented net of reinsurance recoverable.

National Lloyds Insurance Company
Analysis of Loss Reserve Development
(Dollars in Thousands)

	Year Ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Original Reserve*	13,600	12,926	12,231	18,141	35,061	33,951	41,282	47,684	44,093	67,634
1 year later	13,685	13,381	12,077	17,852	32,887	28,106	36,332	43,774	44,061
2 years later	13,655	13,208	12,871	17,281	32,559	27,593	40,591	43,404
3 years later	13,669	13,840	12,822	17,357	31,614	25,932	41,112
4 years later	13,667	14,021	12,671	17,340	31,030	25,651
5 years later	13,654	14,016	12,669	17,312	31,088
6 years later	13,637	13,240	12,695	17,332
7 years later	13,632	13,244	12,696
8 years later	13,628	13,244
9 years later	13,635
Net cumulative redundancy (deficiency)	(35)	(318)	(465)	809	3,973	8,300	170	4,280	32
Cumulative amount of net liability paid as of:
1 year later	13,519	12,894	11,333	16,836	30,867	24,747	32,871	42,301	42,478
2 years later	13,626	13,049	12,310	17,160	30,818	25,149	34,625	42,668
3 years later	13,649	13,194	12,612	17,209	30,875	25,388	36,157
4 years later	13,648	13,211	12,647	17,231	30,989	25,462
5 years later	13,647	13,192	12,650	17,287	31,026
6 years later	13,634	13,207	12,676	17,300
7 years later	13,632	13,226	12,677
8 years later	13,628	13,226
9 years later	13,635

*
Including amounts paid in respective year.

American Summit Insurance Company
Analysis of Loss Reserve Development
(Dollars in Thousands)

	Year Ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Original Reserve*	1,200	—	6,621	11,873	6,235	8,297	11,041	13,003	9,733	13,092
1 year later	1,202	(894)	6,928	11,983	5,322	7,388	9,932	13,019	9,570
2 years later	1,429	(719)	6,742	11,963	5,512	6,999	9,866	13,013
3 years later	1,581	(671)	6,813	11,554	5,563	6,871	9,853
4 years later	1,556	(723)	7,106	11,749	5,401	6,843
5 years later	1,528	(689)	6,732	11,775	5,396
6 years later	1,536	(726)	6,737	11,799
7 years later	1,551	(726)	6,735
8 years later	1,551	(747)
9 years later	1,551
Net cumulative redundancy (deficiency)	(351)	747	(114)	74	839	1,454	1,188	(10)	163
Cumulative amount of net liability paid as of:
1 year later	1,048	(1,149)	6,000	10,909	4,987	6,566	9,341	12,429	8,732
2 years later	1,170	(914)	6,281	11,284	5,612	6,610	9,578	12,639
3 years later	1,480	(748)	6,450	11,647	5,756	6,682	9,679
4 years later	1,524	(739)	6,760	11,727	5,393	6,699
5 years later	1,518	(711)	6,727	11,747	5,393
6 years later	1,526	(748)	6,730	11,759
7 years later	1,551	(748)	6,735
8 years later	1,551	(747)
9 years later	1,551

*
Including amounts paid in respective year.

        Please refer to Note 9 in the notes to consolidated financial statements for a reconciliation of the reserves presented in the tables above to the reserves for losses and loss adjustment expenses set forth in the balance sheet at December 31, 2008 and 2007. Because NLASCO did not own ASIC prior to January 1, 2001, the information in the table above prior to that date with respect to ASIC was developed by a different management group. Since NLASCO's acquisition of ASIC in 2001, NLASCO has modified the development of estimated liability for losses and LAE for ASIC, and the numbers for the years prior to 2001 may not be comparable to 2001 and subsequent years.

        Current loss reserve development has been positive. In the years 2005, 2006 and 2007, the developed reserves as of December 31, 2008 were $1.4 million, $4.3 million and $0.2 million, respectively, less than the initial carried reserve for each year. For the years 1999 through 2004, the reserves were $15.3 million positive. Starting in 2002, IBNR loss reserves were strengthened, contributing to the positive development in years 2002, 2003 and 2004. This strengthening of reserves was due to increases in direct written premium and increased net written premium from reductions in quota share, a form of pro rata insurance, reinsurance.

        The following table is a reconciliation of the gross liability to net liability for losses and loss adjustment expenses (dollars in thousands).

	Year Ended December 31,*
	1999	2000	2001	2002	2003	2004	2005	2006	2007**	2008
Gross unpaid losses
Consolidated balance sheet	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$18,091	$34,023
Reinsurance recoverable	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	(2,692)	(14,613)

Net unpaid losses	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$15,399	$19,410

*
Information is not presented for periods prior to January 31, 2007, as that is the date Hilltop Holdings Inc. acquired the insurance operations.

**
Only includes eleven months, as the insurance operations were acquired on January 31, 2007.

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

Investments

        HTH's primary investment objectives, as a holding company, are to preserve capital and possess available cash resources to utilize in making strategic acquisitions. Accordingly, HTH has $716.3 million in short-term cash equivalent investments as of December 31, 2008. HTH's management regularly monitors investment performance.

        Our insurance operating subsidiary, NLASCO, has primary investment objectives to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. The investment strategy of NLASCO's insurance subsidiaries is to purchase securities in sectors that represent what is expected to possess the most attractive relative value. Bonds, cash and short-term investments constituted $164.8 million, or 96%, of NLASCO's investments at December 31, 2008. NLASCO insurance subsidiaries have custodial agreements with A.G. Edwards and Wells Fargo Bank and investment management agreements with Hyperion Brookfield Asset Management, Inc.

        NLASCO's investment guidelines reflect the desire and intent to assure the prudent investment of capital and surplus, keeping in mind the long-term nature of some insurance reserves, while recognizing the uncertainty of expected cash flows, the shorter term characteristics of and the desire to supplement insurance underwriting gains and offset losses with portfolio income and realized gains in order to maintain adequate capital and surplus. All investments are made in compliance with all state and

Federal laws and regulations applicable to such investments and the company involved. State insurance laws and regulations limit the amount of investments in asset classes below certain "quality" levels. NLASCO currently maintains a quality structure exceeding the minimum requirements imposed on the portfolio by state insurance laws and regulations, which is known as the Investment of Insurer's Model Act, or National Association of Insurance Commissioners Act. Currently, NLASCO has no investments in subprime mortgages.

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

        The following table sets forth information concerning the composition of NLASCO's investment portfolio at December 31, 2008 (in thousands):

	December 31, 2008
	Cost and Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Available-for-sale securities:
Fixed maturities:
Government securities	$31,707	$32,804	$32,804	23.7%
Mortgage-backed securities	12,917	13,420	13,420	9.7%
Corporate debt securities	71,583	69,112	69,112	49.9%

	116,207	115,336	115,336
Equity securities	7,470	6,826	6,826	4.9%

	123,677	122,162	122,162
Held-to-maturity securities:
Fixed maturities:
Government securities	16,406	17,738	16,406	11.8%

	$140,083	$139,900	$138,568	100.0%

        At December 31, 2008, NLASCO's fixed maturity portfolio had a fair value of approximately $133.1 million. All of the fixed maturity investments are rated as investment grade. As a result, the market value of these investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require disposition of fixed maturity securities in unfavorable interest rate environments.

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2008 for NLASCO's investment portfolio were as follows (in thousands).

	December 31, 2008
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$31,707	$1,835	$(738)	$32,804
Mortgage-backed securities	12,917	540	(37)	13,420
Corporate debt securities	71,583	868	(3,339)	69,112

	116,207	3,243	(4,114)	115,336
Equity securities	7,470	—	(644)	6,826

	123,677	3,243	(4,758)	122,162
Held-to-maturity securities:
Fixed maturities:
Government securities	16,406	1,332	—	17,738

	$140,083	$4,575	$(4,758)	$139,900

        As of December 31, 2008, the NLASCO portfolio included 14 fixed maturity investments and seven equity investments in an unrealized loss position for greater than twelve months. Four of the seven equity investments were trading at least 65% below cost or amortized cost for two years. These investments were deemed impaired by management and written down by $1,673,709 to market value. Additionally, two fixed maturity investments were trading at least 83% below cost or amortized cost for more than a year. These investments were deemed other than temporarily impaired by management and written down by $657,716. All of the fixed maturity investments in an unrealized loss position and assigned a rating by commercial rating companies are rated investment grade. While all of these investments are monitored for potential impairment, our experience indicated that they generally do not present a great risk of impairment, as fair value recovers over time. Management believes that the analysis of each of these investments support the view that these investments were not other-than-temporarily impaired. Evidence considered in this analysis includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, credit worthiness, and forecasted performance of the investee.

        The following table presents the maturity profile of NLASCO's fixed maturity investments as of December 31, 2008. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities available-for-sale and held-to-maturity at December 31, 2008 by contractual maturity is as follows (in thousands).

	December 31, 2008
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$6,998	$6,831
Due after one year through five years	46,584	46,647
Due after six years through ten years	38,259	37,457
Due after ten years	11,449	10,981
Mortgage-backed securities	12,917	13,420

	$116,207	$115,336

Held-to-maturity debt securities:
Due within one year	$165	$167
Due after one year through five years	10,874	11,738
Due after six years through ten years	5,367	5,833
Due after ten years	—	—

	$16,406	$17,738

        We are subject to various market risk exposures, including interest rate risk and equity price risk. Our primary risk exposure is to changes in interest rates. We manage market risk through our investment committee and through the use of an outside professional investment management firm. We are vulnerable to interest rate changes, like other insurance companies, because we invest primarily in fixed maturity securities, which are interest-sensitive assets. Mortgage-backed securities, which make up approximately 11% of our investment portfolio, are particularly susceptible to interest rate changes.

        The value of our equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects that are perceived by investors in the equity market.

Competition

        NLASCO competes with a large number of other companies in its selected lines of business, including major U.S. and non-U.S. insurers, regional companies, mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. The personal lines market in Texas is dominated by a few large carriers and their subsidiaries and affiliates, including State

Farm, Allstate, Farmers and USAA. According to the Texas Department of Insurance, the top ten insurers writing homeowners insurance accounted for approximately 83% of the market for the trailing twelve months at September 30, 2008. NLASCO competes for business on the basis of a number of factors, including price, coverages offered, customer service, relationships with agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings. In its personal lines business, NLASCO's competitors include Republic Companies Group, Inc., Columbia Lloyds, Foremost, American Modern Home Group and American Reliable. In its commercial lines business, NLASCO's competitors include Travelers, Safeco and Republic. NLASCO seeks to distinguish itself from its competitors by targeting underserved market segments that provide NLASCO with the best opportunity to obtain favorable policy terms, conditions and pricing.

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

  Changes of control

        Before a person can acquire control of an insurance company domiciled in Texas, prior written approval must be obtained from the Texas Department of Insurance. Prior to granting approval of an application to acquire control of an insurer, the Texas Department of Insurance will consider the following factors, among others:

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

        Pursuant to the Texas insurance holding company statutes, "control" means the possession, direct or indirect, of the power to direct, or cause the direction of, the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of the company; however, the state's insurance department, after notice and a hearing, may determine that a person or entity that directly or indirectly owns, controls or holds with the power to vote less than 10% of the voting securities of the company nonetheless "controls" the company. Because a person acquiring 10% or more of NLASCO's common stock would indirectly control the same percentage of the stock of ASIC and two affiliated corporations controlling NLIC, the change of control laws of the State of Texas would apply to such a transaction.

        These laws may discourage potential acquisition proposals and may delay, deter or prevent change of control transactions involving NLASCO's insurance subsidiaries and affiliates, including those that some or all of the Company's stockholders might consider to be desirable.

  National Association of Insurance Commissioners

        The National Association of Insurance Commissioners, or NAIC, is a group consisting of state insurance commissioners that discusses issues and formulates policy with respect to regulation, reporting and accounting for insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Certain Model Insurance Laws, Regulations and Guidelines, or Model Laws, have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC.

        The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The Texas Department of Insurance has generally adopted these codified statutory accounting practices.

        Texas also has adopted laws substantially similar to the NAIC's risk based capital, or RBC laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer's mix of products and investment portfolio. The formula is designed to allow the Texas Department of Insurance to identify potential inadequately capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model (known as the "Authorized Control Level" of RBC). At December 31, 2008, NLIC and ASIC capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In their 2008 statutory financial statements, both NLIC and ASIC complied with the NAIC's RBC reporting requirements.

        The NAIC's Insurance Regulatory Information System, or IRIS, was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies. IRIS identifies twelve industry ratios and specifies a range of "usual values" for each ratio. Departure from the usual values on four or more of these ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer's business. For 2008, all ratios for both NLIC and ASIC were within the usual values.

        The NAIC adopted an amendment to its "Model Audit Rule" in response to the passage of the Sarbanes-Oxley Act of 2002, or SOX. The amendment is effective for financial statements for accounting periods after January 1, 2010. This amendment addresses auditor independence, corporate governance and, most notably, the application of certain provisions of Section 404 of SOX regarding internal control reporting. The rules relating to internal controls apply to insurers with gross direct and assumed written premiums of $500 million or more, measured at the legal entity level (rather than at the insurance holding company level), and to insurers that the domiciliary commissioner selects from among those identified as in hazardous condition, but exempts SOX compliant entities. Neither NLIC nor ASIC currently has direct and assumed written premiums of at least $500 million, but it is conceivable that this may change in the future; however, NLASCO must still be SOX compliant because it is wholly-owned by HTH, a public company subject to SOX.

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

        In 2002, in response to the tightening supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA was modified and extended by the Terrorism Risk Insurance Extension Act of 2005 and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007. These Acts created a Federal Program designed to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This Program helped the commercial property and casualty insurance industry cover claims related to terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, NLASCO is prohibited from adding certain terrorism exclusions to the policies written by its insurance company subsidiaries. The 2005 Act extended the Program through 2007, but eliminated commercial auto, farm-owners and certain other commercial coverages from its scope. The Reauthorization Act further extended the Program through December 31, 2014 and fixed the reimbursement percentage at 85% and the deductible at 20%. Although NLASCO is protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations. NLASCO's deductible for 2008 was $1.1 million. Potential future changes to the TRIA could also adversely affect NLASCO by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

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

        The mission and performance of the Texas Department of Insurance are currently being reviewed by the 81st Texas Legislature as required under the Texas Sunset Act. The Texas Sunset Act provides that the Sunset Commission, composed of legislators and public members, periodically evaluate a state agency to determine if the agency is still needed, and what improvements are needed to ensure that state funds are well spent. Based on the recommendations of the Sunset Commission, the Texas Legislature ultimately decides whether an agency continues to operate into the future. Accordingly, it is likely that changes will occur as a result of this review, which may have an adverse effect on us.

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

        The Texas Department of Insurance completed their examination of NLIC from January 31, 2002 through December 31, 2006, and ASIC from January 1, 2004 through December 31, 2006. The final NLIC and ASIC examination reports dated June 13, 2008 and June 1, 2008, respectively, contained no information of any significant compliance issues.

  State dividend limitations

        The Texas Department of Insurance must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders' surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year. The greater number is known as the insurer's extraordinary dividend limit. As of December 31, 2008, the extraordinary dividend limit for NLIC and ASIC, is $8.5 million and $2.4 million, respectively. In addition, NLASCO's insurance companies may only pay dividends out of their earned surplus.

  Statutory accounting principles

        Statutory accounting principles, or SAP, are a comprehensive basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP rules are different from generally accepted accounting principles in the United States of America, or GAAP, and are intended to reflect a more conservative view of the insurer. SAP is primarily concerned with measuring an insurer's surplus to policyholders. Accordingly, SAP focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with insurance laws and regulatory provisions applicable in each insurer's domiciliary state.

        While GAAP is concerned with a company's solvency, it also stresses other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenues and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP. SAP, as established by the NAIC and adopted by Texas regulators, determines the statutory surplus and statutory net income of the NLASCO insurance companies and, thus, determines the amount they have available to pay dividends.

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

        Prior to June 30, 2006, no assessments levied against NLASCO's insurance subsidiaries with respect to guaranty associations had been material. In July 2006, NLASCO incurred an assessment of $0.4 million with respect to guaranty associations. NLASCO incurred no levies in 2008. Property and casualty insurance company insolvencies or failures may, however, result in additional guaranty fund assessments at some future date. At this time NLASCO is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations. NLASCO has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

  Participation in involuntary risk plans

        NLASCO's insurance companies are required to participate in residual market or involuntary risk plans in various states where they are licensed that provide insurance to individuals or entities that otherwise would be unable to purchase coverage from private insurers. If these plans experience losses in excess of their capitalization, they may assess participating insurers for proportionate shares of their financial deficit. These plans include the Georgia Underwriting Association, Texas FAIR Plan Association, Texas Windstorm Insurance Agency, or TWIA, the Louisiana Citizens Property Insurance

Corporation, the Mississippi Residential Property Insurance Underwriting Association and the Mississippi Windstorm Underwriting Association. For example in 2005, following Hurricanes Katrina and Rita, the above plans levied collective assessments totaling $10.4 million on NLASCO's insurance subsidiaries. Additional assessments, including emergency assessments, may follow. In some of these instances, NLASCO's insurance companies should be able to recover these assessments through policyholder surcharges, higher rates or reinsurance. The ultimate impact hurricanes have on the Texas and Louisiana facilities is currently uncertain and future assessments can occur whenever the involuntary facilities experience financial deficits.

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

Employees

        As of December 31, 2008, we had 135 full-time equivalent employees. Of these 135 employees, four work for HTH, and the remaining 131 work for NLASCO. The NLASCO employees perform underwriting, claims, marketing, and administrative functions for the insurance business. We consider our employee relations to be good.

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

Risks Related to Our Substantial Cash Position and Related Strategies for its Use

         We intend to use a substantial portion of our available cash to make acquisitions or effect a business combination.

        We are endeavoring to make opportunistic acquisitions or effect a business combination with a substantial portion of our available cash. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate personnel and operations. Even if we identify suitable targets, we may not be able to make acquisitions or effect a combination on commercially acceptable terms, if at all. The success of any acquisition or combination will depend upon, among other things, the ability of management and our employees to integrate personnel, operations, products and technologies effectively, to retain and motivate key personnel and to retain customers and clients of targets. In addition, any acquisition or combination we undertake may involve certain other risks, including consumption of available cash resources, potentially dilutive issuances of equity securities and the diversion of management's attention from other business concerns. We also may need to make further investments to support the acquired or combined company and may have difficulty identifying and acquiring the appropriate resources. There can be no assurance that any acquisition or combination we undertake will perform as expected. We may enter, on our own and through acquisitions or a combination, into new lines of business or initiate new service offerings, whether related or unrelated to our insurance business. Our success in any such endeavor will depend upon, among other things, the ability of management to identify suitable opportunities, successfully implement sound business strategies and avoid the legal and business risks of any new line of business or service offering and/or an acquisition related thereto. There can be no assurance that we will be able to do any of the foregoing. In addition, any such undertakings may result in additional costs without an immediate increase in revenues and may divert management's attention from the operation and growth of our current lines of business.

         Since we have not definitively selected a particular target business to acquire or combine with, you will be unable to ascertain the merits or risks of the industry or business in which we may ultimately primarily operate.

        We may consummate an acquisition of, or effect a business combination with, a company in any industry and are not limited to any particular type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately conduct our primary ongoing operations or the target business that we may ultimately acquire. To the extent we complete an acquisition of, or business combination with, a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete an acquisition of, or effect a business combination with, an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect.

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

        It is anticipated that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific acquisition or business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate our acquisition or combination for any number of reasons, including those beyond our control, such as if the target's or our stockholders do not approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

         Difficult market conditions have adversely affected the yield on our available cash.

        Our primary objective is to preserve and maintain the liquidity of our available cash, while at the same time maximizing yields without significantly increasing risk. The capital and credit markets have been experiencing volatility and disruption for more than twelve months. Recently, the volatility and disruption have reached unprecedented levels, resulting in dramatic declines in interest rates and other yields relative to risk. This downward pressure has negatively affected the yields we receive on our available cash to zero. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we commence receiving a yield on our available cash. Further, given current market conditions, no assurance can be given that we will be able to preserve our available cash.

         Competition from other motivated purchasers may hinder our ability to consummate an acquisition in the near term.

        We expect to encounter intense competition from entities having a business objective similar to ours, including venture capital funds, special purpose acquisition companies, private equity funds, leveraged buyout funds, opportunity funds and other operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting acquisitions or business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources may be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with our available cash, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. For these reasons, we cannot assure you that we will be able to effectuate an acquisition or business combination in the near term.

         Following the consummation of an acquisition or business combination, we may be required to take write-downs or write-offs or restructuring, impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price.

        Even if we conduct extensive due diligence on a target business that we acquire or with which we merge, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in us reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner inconsistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-acquisition debt financing.

         We may issue additional shares of common or preferred stock to complete an acquisition or combination or under an employee incentive plan after consummation of an acquisition or combination, which would dilute the interests of our stockholders and likely present other risks.

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

  •
  could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards; and

  •
  may adversely affect prevailing market prices for our common stock.

         We may be unable to obtain additional financing to complete an acquisition or business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular acquisition or business combination.

        Although we believe that our available cash will be sufficient to allow us to consummate an acquisition or effect a business combination, we cannot ascertain the exact capital requirements for any particular transaction because we have not yet definitively selected a target business. If our available cash is insufficient, either because of the size of the acquisition or business combination or the depletion of available funds in search of a target business, we may be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable, if and when needed, to consummate an acquisition or effect a business combination, we would be compelled to either restructure the transaction or abandon that particular acquisition or business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate an acquisition or business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target.

         There may be tax consequences with respect to an acquisition or business combination that adversely affect us.

        While we expect to undertake any merger or acquisition so as to minimize taxes, both to the acquired business and/or asset and us, such acquisition or business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

        Our net operating loss and other carryovers may be limited if we undergo an ownership change. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership in us by more than 50 percentage points looking back over the prior three-year period. If an ownership change occurs, our ability to use our net operating losses, or NOLs, to reduce income taxes is limited to an annual amount, or a Section 382 limitation, equal to the fair market value of our common stock immediately prior to the ownership change multiplied by the long term tax-exempt interest rate, which is published monthly by the Internal Revenue Service, or IRS. In the event of an ownership change, NOLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such excess NOLs can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. Whether or not an ownership change occurs, the carryforward period for NOLs is either 15 or 20 years from the year in which the losses giving rise to the NOLs were incurred. If the carryforward period for any NOL were to expire before that NOL had been fully utilized, the unused portion of that NOL would be lost. Our use of NOLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those NOLs arose).

        Based on our knowledge of stockholder ownership of Hilltop, we do not believe that an ownership change has occurred since our initial public offering, or IPO, that would limit our post-IPO NOLs. Accordingly, we believe that there is no annual limitation under Section 382 of the Internal Revenue Code, or the Code, imposed on our use of post-IPO NOLs to reduce future taxable income. Our pre-IPO NOLs are subject to an annual limitation of approximately $17.0 million.

        The determination of whether an ownership change has occurred, or will occur, is complicated, and therefore, no assurance can be provided as to whether an ownership change has occurred or will occur. We have not obtained, and currently do not plan to obtain, an IRS ruling or opinion of counsel regarding our conclusions as to whether the pre-IPO NOLs or post-IPO NOLs are subject to any such limitations. In addition, limitations imposed by Section 382 may prevent us from issuing additional shares of common stock to raise capital or to acquire businesses or properties. To the extent not prohibited by our charter, we may decide in the future that it is necessary or in our best interest to take certain actions that could result in an ownership change.

         If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete strategic acquisitions or effect combinations.

        We do not plan to operate as an investment fund or investment company, or to be engaged in the business of investing, reinvesting or trading in securities. Our plan is to acquire, hold, operate and grow for the long-term one or more operating businesses in an industry that will strategically align with or complement our current operations. We do not plan to operate as a passive investor or as a merchant bank seeking dividends or gains from purchases and sales of securities.

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

  •
  restrictions on our capital structure and use of multiple classes of securities; and

  •
  restrictions on our use of leverage and collateral,

each of which may make it difficult for us to consummate strategic acquisitions or a combination.

        In addition, we may have imposed upon us burdensome requirements, including:

  •
  registration as an investment company;

  •
  adoption of a specific form of corporate structure; and

  •
  reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations,

compliance with which would reduce the funds that we have available to consummate strategic acquisitions or a combination.

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

Risks Related to NLASCO's Business and NLASCO's Industry

         Our management has limited prior experience operating an insurance company like NLASCO and, therefore, may have difficulty in successfully and profitably operating NLASCO or complying with regulatory requirements applicable to insurance companies.

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

        NLASCO expects to have large aggregate exposures to natural and man-made disasters, such as hurricanes, hail, tornados, windstorms, floods, wildfires and acts of terrorism. NLASCO expects that its loss experience, generally, will include infrequent events of great severity. Hurricanes Dolly, Gustav and Ike, which occurred in 2008, are examples, as well as Hurricanes Katrina and Rita that occurred in 2005. The risks associated with natural and man-made disasters are inherently unpredictable, and it is difficult to predict the timing of these events with statistical certainty or estimate the amount of loss any given occurrence will generate. Although NLASCO may attempt to exclude certain losses, such as terrorism and other similar risks, from some coverage that NLASCO writes, it may be prohibited from, or may not be successful in, doing so. The extent of losses from a catastrophe is a function of both the total amount of policyholder exposure in the geographic area affected by the event and the severity of the event. The occurrence of losses from catastrophic events may have a material adverse effect on NLASCO's ability to write new business and on its financial condition and results of operations. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and NLASCO expects that these factors will increase the severity of losses in the future. Factors that may influence NLASCO's exposure to losses from these types of events, in addition to the routine adjustment of losses, include, among others:

  •
  exhaustion of reinsurance coverage;

  •
  increases in reinsurance rates;

  •
  unanticipated litigation expenses;

  •
  unrecoverability of ceded losses;

  •
  impact on independent agent operations and future premium income in areas affected by catastrophic events;

  •
  unanticipated expansion of policy coverage or reduction of premium due to regulatory, legislative and/or judicial action following a catastrophic event; and

  •
  unanticipated demand surge related to other recent catastrophic events.

        NLASCO's insurance subsidiaries write insurance primarily in the States of Texas, Arizona, Tennessee, Oklahoma and Louisiana. In 2008, Texas accounted for 74.4%, Arizona accounted for 9%,

Tennessee accounted for 6.2%, Oklahoma accounted for 4.1%, Louisiana accounted for 2.3% and the other states we do business in accounted for the other 4.0% of our premiums. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting this region or significant portions of this region could adversely affect NLASCO's financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although NLASCO purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $200.0 million, NLASCO's losses would exceed the limits of its reinsurance coverage.

         NLASCO is exposed to claims related to severe weather and the occurrence of severe weather may result in an increase in claims frequency and exposure amount that could materially adversely affect its financial condition.

        NLASCO is subject to claims arising out of severe weather, such as hurricanes, tornados, rainstorms, snowstorms, hailstorms, windstorms and ice storms, which may have a significant effect on its financial condition and results of operations. The majority of its business is written in Texas, Arizona and Oklahoma, and Texas experienced two major hurricanes in 2008. The incidence and severity of weather conditions are inherently unpredictable. Some forecasters predict that the world is currently in a cycle of more numerous and more severe hurricanes.

        Generally, NLASCO's insured risks exhibit higher losses in the second and third quarters of the year due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second quarter, historically, has experienced the highest frequency of losses associated with these events. For example, for the last five years, the contribution of weather-related catastrophes to the consolidated second quarter net loss ratio was on average approximately 12.7 points greater than the average contribution of such catastrophes in the other three quarters. Hurricanes, however, are more likely to occur in the third quarter of the year.

        NLASCO incurred $83.1 million (including loss adjustment expenses) in gross catastrophic related losses for the year ended December 31, 2008. During 2008, NLASCO's net catastrophic loss experience was $13.0 million after reinsurance and decreases in net premiums earned due to reinsurance reinstatement premiums. A substantial portion of the expense in 2008 relates to claims being paid or reserved on Hurricanes Dolly, Gustav and Ike. NLASCO incurred $6.0 million (including loss adjustment expenses) in catastrophic related losses for the year ended December 31, 2007. For the year ended December 31, 2007, NLASCO's net catastrophic loss experience was $5.1 million after reinsurance. Most of the expense in 2007 related to claims being paid or reserved on Hurricane Rita due to lawsuits filed in 2007. For Hurricane Rita, all related reinsurance treaties are exhausted and we will not recoup any additional reinsurance on those paid claims.

         Due to the inherent inability to accurately predict the severity and frequency of catastrophic losses, higher than expected catastrophic losses could materially adversely affect NLASCO's financial condition.

        NLASCO utilizes catastrophe modeling to assess its probable maximum insurance losses from hurricane and other wind/hail perils and to structure its catastrophe reinsurance program to minimize its exposure to high severity/high frequency types of losses. Hurricanes Katrina and Rita highlighted the challenges inherent in predicting the impact of catastrophic events. The catastrophe models, generally, failed to adequately project the financial impact of Hurricanes Katrina and Rita. This experience highlights the limitations inherent in the use of modeling as a means of risk assessment/abatement. If the exposure amount and frequency of catastrophe losses are higher than predicted under NLASCO's modeling, NLASCO's financial condition may be materially adversely affected.

         NLASCO's investment performance has suffered, and may further suffer, as a result of adverse capital market developments and other factors, which affect its financial results.

        NLASCO invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At December 31, 2008, NLASCO's invested assets consisted of $131.7 million in fixed maturity securities and $6.8 million in equity securities. During the year ended December 31, 2008, NLASCO had $4.2 million of net investment income, representing 3.4% of NLASCO's total revenues. Although NLASCO's investment policies stress diversification of risks, conservation of principal and liquidity, its investments are subject to a variety of investment risks, including those relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In particular, the volatility of NLASCO's claims may force it to liquidate securities, which may cause it to incur capital losses. If NLASCO's investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities. Investment losses could significantly decrease its asset base and statutory surplus, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating. Further, developments in the world's financial and capital markets have adversely impacted the performance of NLASCO's investments. Additionally, inflation could increase beyond investment income.

        The capital and credit markets have been experiencing volatility and disruption for more than twelve months. Recently the volatility and disruption has reached unprecedented levels, resulting in dramatic declines in prices. This downward pressure has negatively affected the performance of NLASCO's investments, which has resulted in the write down of several of those investments. These write-downs, when determined to be other than temporary, reduce NLASCO's earnings for that period. If current levels of market disruption and volatility continue or worsen, there can be no assurances that we will not experience additional losses on our investments and reductions in our earnings.

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

        With respect to fixed-income investments, the fair market value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose NLASCO to prepayment risks on these investments. When interest rates fall, mortgage-backed securities typically are prepaid more quickly and the holder must reinvest the proceeds at lower interest rates. NLASCO's mortgage-backed securities currently consist of securities with features that reduce the risk of prepayment, but NLASCO can make no assurances that it will invest in other mortgage-backed securities that contain this protection. In periods of increasing interest rates, mortgage-backed securities typically are prepaid more slowly, which may require NLASCO to receive interest payments that are below the then prevailing interest rates for longer time periods than expected.

         If NLASCO cannot price its business accurately, its profitability and the profitability of its insurance companies could be materially adversely affected.

        NLASCO's results of operations and financial condition depend on its ability to underwrite and set premium rates accurately for a wide variety of risks. Adequate rates are necessary to generate premiums sufficient to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. To price its products accurately, NLASCO must:

  •
  collect and properly analyze a substantial amount of data;

  •
  develop, test and apply appropriate pricing techniques;

  •
  closely monitor and recognize changes in trends in a timely manner; and

  •
  project both severity and frequency of losses with reasonable accuracy.

NLASCO's ability to undertake these efforts successfully, and price its products accurately, is subject to a number of risks and uncertainties, some of which are outside its control, including:

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

        NLASCO's financial condition and results of operations depend upon its ability to assess accurately the potential losses associated with the risks that it insures. NLASCO establishes reserve liabilities to cover the payment of all losses and loss adjustment expenses incurred under the policies that it writes. These liability estimates include case estimates, which are established for specific claims that have been reported to NLASCO, and liabilities for claims that have been incurred but not reported, or IBNR. Loss adjustment expenses represent expenses incurred to investigate and settle claims. To the extent that losses and loss adjustment expenses exceed estimates, NLIC and ASIC will be required to increase their reserve liabilities and reduce their income before income taxes in the period in which the deficiency is identified. In addition, increasing reserves causes a reduction in policyholders' surplus and could cause a downgrade in the ratings of NLIC and ASIC. This, in turn, could hurt its ability to sell insurance policies.

        The liability estimation process for NLASCO's casualty insurance coverage possesses characteristics that make case and IBNR reserving inherently less susceptible to accurate actuarial estimation than is the case with property coverages. Unlike property losses, casualty losses are claims made by third-parties of which the policyholder may not be aware and, therefore, may be reported a significant time after the occurrence, including sometimes years later. As casualty claims most often involve claims of bodily injury, assessment of the proper case estimates is a far more subjective process than claims involving property damage. In addition, in determining the case estimate for a casualty claim, information develops slowly over the life of the claim and can subject the case estimation to substantial modification well after the claim was first reported. Numerous factors impact the casualty case reserving process, such as venue, the amount of monetary damage, legislative activity, the permanence of the injury and the age of the claimant.

        The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and NLASCO expects that these factors will increase the severity of losses in the future. As NLASCO observed in 2005, the severity of some catastrophic weather events, including the scope and extent of damage and the inability to gain access to damaged properties, and the ensuing shortages of labor and materials and resulting demand surge, provide additional challenges to estimating ultimate losses. NLASCO's liabilities for losses and loss adjustment expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above liabilities established for these costs, NLASCO expects to be required to increase its liabilities, together with a corresponding reduction in its net income in the period in which the deficiency is identified.

        Estimating an appropriate level of liabilities for losses and loss adjustment expense is an inherently uncertain process. Accordingly, actual loss and loss adjustment expenses paid will likely deviate, perhaps substantially, from the liability estimates reflected in NLASCO's consolidated and combined financial statements. Claims could exceed NLASCO's estimate for liabilities for losses and loss adjustment expenses, which could have a material adverse effect on its financial condition and results of operations.

         If NLASCO cannot obtain adequate reinsurance protection for the risks it underwrites, NLASCO may be exposed to greater losses from these risks or may reduce the amount of business it underwrites, which may materially adversely affect its financial condition and results of operations.

        NLASCO uses reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2008 and 2007, NLASCO's personal lines ceded 17% and 11%, respectively, of its direct premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 17% and 11%, respectively, of its direct premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance, inclusive of per risk excess and catastrophe, increased 25% in the year ending December 31, 2008 due to two major catastrophes occurring in 2008. This includes additional catastrophe limits purchased. Reinsurance cost will likely materially increase, in part due to the frequency and severity of hurricanes and the lack of capacity in the reinsurance market.

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

        NLASCO has exposure to unexpected losses resulting from future man-made catastrophic events, such as acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. In certain instances, NLASCO specifically insures risks resulting from acts of terrorism. Even in cases where NLASCO attempts to exclude losses from terrorism and certain other similar risks from some coverage it writes, NLASCO may be prohibited from, or may not be successful in, doing so. Irrespective of the clarity and inclusiveness of policy language, a court or arbitration panel may limit the enforceability of policy language or otherwise issue a ruling adverse to NLASCO. Accordingly, while NLASCO believes that its reinsurance programs, together with the coverage provided under the Terrorism Risk Insurance Act of 2002, the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, or, collectively, the Terrorism Act, are sufficient to reasonably limit its net losses relating to potential future terrorist attacks, its reserves may not be adequate to cover losses when they materialize. Under the Terrorism Act, after an act of terrorism is certified by the Secretary of the Treasury, NLASCO may be entitled to be reimbursed by the Federal government for a percentage of subject losses, after an insurer deductible and subject to an annual cap. The Terrorism Act covers an insurance company's operations for up to 85% of its losses, subject to certain mandatory deductibles. The deductible is calculated by applying the deductible percentage to the insurer's direct earned premiums for covered lines from the calendar year immediately prior to the applicable year. Although the Terrorism Act provides benefits in the event of certain acts of terrorism for losses in 2005 through 2014, the Terrorism Act may not be extended beyond 2014 or its benefits may be reduced. It is not possible to completely eliminate NLASCO's exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, NLASCO's financial condition and results of operations could be materially adversely affected.

         If NLASCO's reinsurers do not pay losses in a timely fashion, or at all, NLASCO may incur substantial losses that could materially adversely affect its financial condition and results of operations.

        At December 31, 2008, NLASCO had $16.9 million in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and loss adjustment expense recoverables and ceded unearned premiums. NLASCO expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Since NLASCO remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse NLASCO for losses paid, or delays in reimbursing NLASCO for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations. As an example, if one of NLASCO's catastrophe reinsurers experienced financial difficulties following one of the major hurricanes in 2005 and had been unable to meet its obligations to NLASCO, NLASCO could have experienced difficulty in meeting its obligations to its policyholders.

         NLASCO relies on independent insurance agents to distribute its products, and if the agents do not promote NLASCO's products successfully, NLASCO's results of operations and financial condition could be adversely affected.

        NLASCO's business depends, in large part, on the efforts of independent insurance agents to market its insurance products and on its ability to offer insurance products and services that meet the requirements of their customers. While NLASCO strives to offer products that its agents require, NLASCO competes for business with other carriers based on the scope of coverage provided in its products, services, commissions and rates. NLASCO's competitors may offer coverage that is more attractive to particular customers than it offers for a specific product, may price their insurance products more aggressively, may offer higher agent commissions and may devote additional resources to improve their services. Accordingly, NLASCO's agents may find it easier to promote the programs of NLASCO's competitors rather than NLASCO's. If NLASCO's agents fail to, or choose not to, market NLASCO's insurance products successfully, NLASCO's growth may be limited and its financial condition and results of operations may be adversely affected. Additionally, rather than utilizing an independent agent to buy their insurance, consumers may elect to deal with direct-writers or mass marketers who utilize the Internet to advertise and/or underwrite their business. Industry developments that centralize and commoditize insurance products could be detrimental to NLASCO's agency distribution model of doing business.

         Because NLASCO relies on managing general agents to underwrite some of its products and to administer claims, such managing general agents could expose NLASCO to liability or allocate business away from NLASCO, which could cause NLASCO's financial condition and results of operations to be adversely affected.

        NLASCO has developed programs with managing general agents, or MGAs, whereby the MGA will, within the guidelines established by NLASCO, underwrite insurance policies on NLASCO's insurance subsidiaries' behalf with oversight by NLASCO. A MGA is a person, firm or corporation that has supervisory responsibility for the local agency and field operations of an insurer in the state where it is organized or that is authorized by an insurer to accept or process, on the insurer's behalf, insurance policies produced and sold by other agents. While NLASCO exercises care in the selection of its MGA relationships and regularly audits the performance of its MGAs, NLASCO is at risk for their conduct as a result of the authority it has delegated to them. If one of NLASCO's MGAs binds NLASCO's insurance subsidiaries to policies that expose it to unexpected losses or fails to appropriately report claims, NLASCO's financial condition and results of operations could be adversely affected. For example, if a terminated MGA fails to continue to appropriately report claims during the runoff period, then liabilities for losses and loss adjusted expenses could be deficient, which would impact NLASCO's results of operations in future periods. Furthermore, subject to contractual limitations, MGAs have the ability to change carriers or increase or decrease the allocation to a particular carrier. A MGA might choose to change carriers or allocations for many reasons, such as pricing, service, conditions in the reinsurance market or a change in ownership of a MGA.

         A decline in NLIC's or ASIC's financial strength ratings by A.M. Best could cause either of their sales or earnings, or both, to decrease.

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

        Each of NLIC's and ASIC's financial strength rating is subject to periodic review by, and may remain the same, be revised downward or upward or be revoked at the sole discretion of, A.M. Best. A decline in either NLIC's or ASIC's rating or an announced negative outlook on the rating can cause concern about their viability among agents, brokers and policyholders, resulting in a movement of business away from NLASCO and its insurance company subsidiaries to more highly-rated carriers. In addition, the errors and omissions insurance coverage of many of NLASCO's independent agents does not provide coverage if the covered agents sell policies from insurers with an A.M. Best financial strength rating of "B+ (Very Good)" or below. As a result, the loss of NLIC's or ASIC's A.M. Best financial strength rating, or a reduction to "B+ (Very Good)" or worse, may adversely impact NLASCO's ability to retain or expand its policyholder base. Periodically, A.M. Best changes its rating methodology and practices. Any change to the methodologies and practices could result in a reduction of NLIC's or ASIC's A.M. Best rating.

         The failure of any of the loss limitation methods NLASCO employs could have a material adverse effect on its financial condition and results of operations.

        At the present time, NLASCO employs a variety of endorsements to its policies that limit its exposure to known risks, such as exclusions for mold losses and water damage. NLASCO's policies also are not designed to provide coverage for claims related to exposure to potentially harmful products or substances, including, among others, lead paint and silica. NLASCO's homeowners policies, other than policies specifically written for flood coverage, specifically exclude coverage for losses caused by flood, but generally provide coverage for damage caused by wind. In addition, NLASCO's policies contain conditions requiring the prompt reporting of claims and its right to decline coverage due to late claim reporting. NLASCO's policies also include limitations restricting the period during which a policyholder may bring a breach of contract or other claim against it, which in many cases is shorter than the applicable statutory limitations for such claims. It is possible that a court or regulatory authority could nullify or void, or legislation could be enacted modifying or barring, the use of endorsements and limitations in a way that would adversely affect NLASCO's loss experience, which could have a material adverse effect on its financial condition and results of operations.

         The effects of emerging claim and coverage issues on NLASCO's business are uncertain.

        As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect NLASCO's business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until long after NLASCO has issued insurance policies that are affected by the changes. As a result, the full extent of liability under NLASCO's insurance policies may not be known until after a contract is issued. Changes in other legal theories of liability under NLASCO's insurance policies or the failure of any loss limitation it applies also could adversely impact NLASCO's financial condition and results of operations.

         Because NLASCO's main source of premiums written is in Texas, unfavorable changes in the economic or regulatory environment in that state may have a material adverse effect on its financial condition and results of operations.

        Texas accounted for approximately 74% of NLASCO's direct premiums written in 2008 and 2007, respectively. The Texas legislature, in its 2009 legislative session, is scheduled review insurance regulation, which will likely result in changes to those regulations. The loss of a significant amount of NLASCO's premiums written in Texas, whether due to an economic downturn, competitive changes, regulatory or legislative developments or other reasons, could have a material adverse effect on its financial condition and results of operations.

         If NLASCO is unsuccessful in competing against other competitors in the insurance industry, its financial condition and results of operations could be adversely affected.

        The insurance industry is highly competitive and has, historically, been characterized by periods of significant price competition, alternating with periods of greater pricing discipline during which competitors focus on other factors. In the current market environment, competition in NLASCO's industry is based primarily on the following:

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

        In addition, a number of new, proposed or potential industry developments also could increase competition in NLASCO's industry. These developments include, but are not necessarily limited to, changes in practices and other effects caused by the Internet (including direct marketing campaigns by NLASCO's competitors in established and new geographic markets), which have led to greater competition in the insurance business and increased expectations for customer service. These developments could prevent NLASCO from expanding its book of business.

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

        The indenture governing NLASCO's LIBOR plus 3.40% notes due 2035 contains restrictions on its ability to, among other things, declare and pay dividends and merge or consolidate. In addition, this indenture contains a change of control provision, which provides that (i) if a person or group becomes the beneficial owner, directly or indirectly, of 50% or more of NLASCO's equity securities and (ii) if NLASCO's ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder's notes, in whole or in part, at a price equal to 107.5% of the outstanding principal amount at any time prior to March 10, 2010, and at 100% of the outstanding principal amount thereafter.

        NLIC's surplus indentures governing its LIBOR plus 4.10% notes due 2033 and ASIC's surplus indenture governing its LIBOR plus 4.05% notes due 2034 contain restrictions on dividends and mergers and consolidations. In addition, NLASCO has other credit arrangements with its affiliates and other third-parties.

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

        Other agreements that NLASCO or its insurance company subsidiaries may enter into in the future may contain covenants imposing significant restrictions on their respective businesses that are similar to, or in addition to, the covenants under their respective existing agreements. These restrictions may affect NLASCO's ability to operate its business and may limit its ability to take advantage of potential business opportunities as they arise.

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

        Significant changes in the political and regulatory climate could result in changes in applicable laws and regulations and could make it more expensive or less profitable to manage their business. In recent years, the United States insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered, or enacted, laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners, or NAIC, and state insurance regulators regularly reexamine existing laws and regulations and develop new laws. For instance, the Texas legislature, in its 2009 legislative session, is scheduled review insurance regulation, which will likely result in changes to those regulations. Changes in laws and regulations, or their interpretation, could have a material adverse effect on the insurance companies' financial condition and results of operations.

        The activities of the insurance companies' MGAs are subject to licensing requirements and regulation under the laws of the states in which they operate. The insurance companies' MGAs' businesses depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent laws and regulations.

        Company licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable company licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, these authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals for various reasons, including the violation of law and conviction of crimes. Other sanctions may include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to policyholders and fines. Although NLASCO and its insurance subsidiaries endeavor to follow practices based on good faith interpretations of laws and regulations, or those generally followed by the industry, these practices may prove to be different from those that the regulatory authorities require.

         If the states in which NLIC and ASIC write insurance drastically increase the assessments that insurance companies are required to pay, NLASCO's and their financial condition and results of operations will suffer.

        NLIC and ASIC are subject to a variety of taxes, fines, levies, license fees, tariffs and other assessments that may, from time to time, be material. These assessments are made by the states in which NLIC and ASIC operate and include participation in residual market or involuntary risk plans in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Due to this participation, NLIC and ASIC may be exposed to material losses. They also are subject to assessments in the states in which they write insurance for various purposes, including the provision of funds necessary to fund the operations of various insurance guaranty associations, which pay covered claims under certain policies issued by impaired, insolvent or failed insurance companies. These assessments are generally set based on an insurer's percentage of the total premiums written in the relevant state within a particular line of business for the relevant time period. For the year ended December 31, 2007, NLASCO paid no assessments. For the year ended December 31, 2008, NLIC and ASIC paid $1.3 million in assessments related to Hurricanes Dolly and Ike. As NLIC's and ASIC's total premiums written grow, NLASCO's share of any assessments may increase. NLASCO, however, cannot predict with certainty the amount of future assessments, because these assessments depend on factors outside NLASCO's control, such as the insolvencies of other insurance companies, the market shares of other insurance companies writing in a particular state and the degree to which other companies write in coastal areas.

        NLASCO is subject to assessments from the Georgia Underwriting Association, Louisiana Citizens Property Insurance Corporation, or LCPIC, Mississippi Windstorm Underwriting Association, or MWUA, the Texas FAIR Plan Association and the Texas Windstorm Insurance Association, or TWIA.

        LCPIC, MWUA and TWIA have estimated plan losses due to losses incurred from the hurricanes that struck Louisiana and Texas in the third quarter of 2005, and are thereby able to levy regular and emergency assessments to participating companies and policyholders, respectively. During the years ended December 31, 2007 and 2008, NLASCO's insurance company subsidiaries paid no assessments based on estimated losses and NLASCO's market shares in Louisiana, Mississippi and Texas. Additional assessments, however, may follow. NLASCO does not expect that these assessments will have a net financial statement impact, as all these assessments are recoverable (subject to treaty limits) under its reinsurance treaties. Further, NLASCO may be able to recoup a regular assessment through a surcharge to policyholders. These recoupments will be refunded to reinsurers as the related premiums are written and collected. NLASCO is required to collect emergency assessments directly from residential property policyholders and remit them to LCPIC as they are collected.

        NLASCO continues to monitor developments with respect to various state facilities, such as the Georgia Underwriting Association, LCPIC, MWUA, the Texas FAIR Plan Association and the TWIA. The ultimate impact of Hurricanes Katrina, Rita and Ike on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit different than the level currently estimated. They may, in turn, have the ability to assess participating insurers when financial deficits occur. NLASCO will not, however, incur any net expense or loss from any of these assessments due to reinsurance recoveries.

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

        NLASCO operates as a holding company. Dividends and other permitted payments from its operating subsidiaries are expected to be its primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to Hilltop. NLIC and ASIC are subject to significant regulatory restrictions and limitations under debt agreements limiting their ability to declare and pay dividends, which could, in turn, limit NLASCO's ability to meet its ongoing cash requirements, including any future debt service payments and other expenses, or to pay dividends.

         Current legal and regulatory activities, investigations, litigation proceedings or other activities relating to the insurance industry, including investigations into contingent commission arrangements and insurance quotes regarding NLIC and ASIC, could affect NLASCO's business, financial condition and results of operations.

        Recently, the insurance industry has experienced substantial share price volatility as a result of current litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed and the solicitation and provision of fictitious inflated or mischaracterized quotes for insurance coverages. During the year ended December 31, 2008, NLASCO accrued less than three percent of its gross written premiums to its independent agents pursuant to contingent commission contracts.

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

         NLIC and ASIC are subject to periodic financial and market conduct examinations by state insurance departments. If these examinations identify significant findings or recommend significant changes to its operations, either insurance company could lose its licenses or its financial condition and results of operations could be affected.

        The insurance departments in every state in which NLASCO's insurance companies do business may conduct on-site visits and examinations at any time and generally for any purpose, including the review of NLASCO's insurance companies' financial condition, market conduct and relationships and transactions with affiliates. In addition, the Texas Department of Insurance will conduct comprehensive examinations of NLASCO's insurance companies every three to five years. NLIC's last regulatory exam was a full scope financial examination by the Texas Department of Insurance covering the period from January 1, 2002 through December 31, 2006, including material transactions and/or events occurring after December 31, 2006. ASIC's last regulatory exam was a full scope financial examination by the Texas Department of Insurance covering the period from January 1, 2004 through December 31, 2006, including certain material transactions and/or events occurring after December 31, 2006. Neither examination resulted in any significant regulatory compliance issues being raised by the Texas Department of Insurance.

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

         NLASCO is in the process of implementing a new information technology system that could cause substantial business interruption.

        We are in the process of designing and implementing a new information technology system and are investing significant financial and personnel resources into this project. There is no assurance, however, that the design will meet our current and future business needs or that it will operate as designed. We are heavily dependent on computer systems, and any significant failure or delay in the system implementation, if encountered, would cause a substantial interruption to our business and additional expense that could result in an adverse impact on our operating results, cash flows and financial condition.

         Failures in NLASCO's current electronic underwriting system could adversely affect its financial condition and results of operations.

        NLASCO's Internet-based Policy Agency Claim System, or PACS, was primarily developed in-house. PACS is fully integrated and is able to process quotes, policy issuance, billings, payments and claims. The system is designed for ease of use by agents and employees. PACS has been an integral part of NLASCO's success. Almost all applications are submitted online. Problems or errors of which NLASCO is not currently aware may have occurred in connection with the installation, upgrading or maintenance of this system or any of its other systems or may result from a major physical disaster or other calamity that causes damage to NLASCO's systems generally. A loss of PACS or any of NLASCO's other systems for a sustained period of time could have an adverse impact on its financial condition and results of operations.

         Failure to develop an adequate knowledge transfer or a succession plan for NLASCO's information technology personnel could adversely affect its financial condition and results of operations.

        The success of PACS and NLASCO's new and other systems depend heavily on the incumbent information technology team that developed or implemented the system. A loss of key members of this team without adequate knowledge transfer or a succession plan could disrupt NLASCO's operations and adversely affect its results of operations.

         Claims by third-parties that NLASCO infringes their proprietary technology could adversely affect NLASCO's financial condition and results of operations.

        If NLASCO discovers that any of its products or technology that it licenses from third-parties violates third-party proprietary rights, NLASCO may not be able to reengineer its products or obtain a license on commercially reasonable terms to continue using the products or technology without substantial reengineering, or to otherwise modify programs. In addition, product and technology development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed. In addition, much of the software used by NLASCO may be used subject to a licensing agreement, and NLASCO's failure to comply with the terms for usage under any such licensing agreement could subject it to claims that could adversely impact its business. Although NLASCO sometimes may be indemnified by third-parties against claims that licensed third-party technology infringes proprietary rights of others, this indemnity may be limited, unavailable or, where the third party lacks sufficient assets or insurance, ineffective. NLASCO currently does not have liability insurance to protect against the risk that its technology or future licensed third-party technology infringes the proprietary rights of others. Any claim of infringement, even if invalid, could cause NLASCO to incur substantial costs defending against the claim and could distract its management from the business. Furthermore, a party making such a claim could secure a judgment that requires NLASCO to pay substantial damages. A judgment also could include an injunction or other court order that could prevent NLASCO from using the products and technologies. Any of these events could have a material adverse effect on NLASCO's business, operating results and financial condition.

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

  •
  NLASCO may not be able to retain the agents associated with acquired businesses and, as a result, may fail to realize the anticipated potential benefits of the acquisition;

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

        The anticipated benefits of any acquisition may not materialize. Future acquisitions could result in the incurrence of debt or an assumption of inadequate liabilities for losses and loss adjusted expenses or claims management structures, any of which could harm NLASCO's financial condition. Future acquisitions may require NLASCO to obtain additional financing, which may not be available on favorable terms or at all.

Risks Related to the Securities Markets and Ownership of Our Common Stock

         Our charter and insurance laws contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

        Ownership Limit.    In order to reduce the risk of an ownership change in the future, our charter restricts certain acquisitions of our securities in order to preserve the benefit of our NOLs. The charter generally prohibits any direct or indirect sale, transfer, assignment, conveyance, pledge or other disposition of our shares of stock or warrants, rights or options to purchase our stock or any other interests that would be treated as our stock under the income tax regulations promulgated under the Internal Revenue Code of 1986, as amended, if as a result of such sale, transfer, assignment, conveyance, pledge or other disposition any person or group would beneficially own five percent or more of the market value of the total outstanding shares of our common stock or the percentage of our common stock owned by a five percent or greater stockholder would be increased. Beneficial ownership is determined utilizing Treasury Regulation Section 1.382-2T(g). The transfer restrictions were implemented in January 2007, and we expect that the restrictions will remain in force as long as the NOLs are available. We cannot assure you, however, that these restrictions will prevent an ownership change. If any of our stockholders increase their beneficial ownership percentage in our common stock through future acquisitions, there is an increased possibility that the provisions under the charter may be triggered. Any attempted transfer of shares in violation of the charter prohibitions will be void, and the intended transferee will not acquire any right in those shares. We have the right to take any lawful action that we believe is necessary or advisable to ensure compliance with these ownership and transfer restrictions and to preserve our NOLs, including refusing to recognize any transfer of stock in violation of our charter. These ownership and transfer restrictions of our charter may have the effect of discouraging or preventing a third party from attempting to gain control of us without the approval of our board of directors. Accordingly, it is less likely that a change in control, even if beneficial to stockholders, could be effected without the approval of our board of directors.

        Authority to Issue Additional Shares.    Under our charter, our board of directors may issue up to an aggregate of 10.0 million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. As of December 31, 2008, we had outstanding 5,000,000 shares of our Series A preferred stock.

        Insurance Laws.    NLIC and ASIC are domiciled in the State of Texas. Before a person can acquire control of an insurance company domiciled in Texas, prior written approval must be obtained from the Texas Department of Insurance. Acquisition of control would be presumed on the acquisition, directly or indirectly, of ten percent or more of Hilltop's outstanding voting stock, unless the regulators determine otherwise. Prior to granting approval of an application to acquire control of a domestic insurer, the Texas Department of Insurance will consider several factors, such as:

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

         Future issuances of shares of common stock may adversely affect the price of our common stock.

        The future issuance of a substantial number of shares of common stock into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common stock. A decline in the price of our common stock could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

         Our common stock price may experience substantial volatility, which may affect your ability to sell our common stock at an advantageous price.

        Price volatility of our common stock may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to acquisitions, dispositions or other material public announcements, including those regarding dividends or changes in management, along with a variety of additional factors, including, without limitation, other risks identified in "Forward-looking Statements" and these "Risk Factors." In addition, the stock markets in general, including the NYSE, recently have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often have been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

         Our rights and the rights of our stockholders to take action against our directors and officers are limited.

        We are organized under Maryland law, which provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors' and officers' liability to us and our stockholders for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and that is material to the cause of action. Our bylaws require us to indemnify our directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, our stockholders and we may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Securities, Stockholder and Dividend Information

        Our common stock is listed on the New York Stock Exchange under the symbol "HTH". Our common stock has no public trading history prior to February 12, 2004. The initial public offering price of our common stock on February 12, 2004 was $19.00 per share. Our common stock closed at $11.24 on March 12, 2009. As of March 12, 2009, there were 56,459,817 shares of our common stock outstanding with approximately 206 stockholders of record.

        Our 8.25% Series A Cumulative Redeemable Preferred Stock is listed on the New York Stock Exchange under the symbol "HTH-PA". Our Series A preferred stock has no public trading history prior to February 12, 2004. Our Series A preferred stock closed at $18.15 on March 12, 2009. At our IPO, the Company issued 5,000,000 shares of Series A preferred stock at an initial public offering price of $25.00 per share. The Series A Preferred Stock has a liquidation preference of $25.00 per share, plus all accumulated, accrued and unpaid dividends.

        As of March 16, 2009, there were 5,000,000 shares of our Series A preferred stock outstanding with approximately one stockholder of record.

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

        The following table sets forth the cash dividends declared and paid in 2008 and 2007 with respect to our Series A Preferred Stock:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Series A Preferred Stock
2008
Date of declaration	April 9, 2008	June 12, 2008	September 30, 2008	December 22, 2008
Date of record	April 15, 2008	July 15, 2008	October 15, 2008	January 15, 2009
Date paid	April 30, 2008	July 30, 2008	October 30, 2008	January 30, 2009
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579
2007
Date of declaration	March 14, 2007	April 26, 2007	September 17, 2007	December 13, 2007
Date of record	April 13, 2007	July 13, 2007	October 15, 2007	January 15, 2008
Date paid	April 30, 2007	July 30, 2007	October 30, 2007	January 30, 2008
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579

        As of December 31, 2008, we had accrued $1.7 million of the preferred stock dividend, representing the portion of the dividend earned by preferred shareholders but unpaid through that date.

        The following table discloses the high and low stock prices per quarter for our common and preferred stock during 2008 and 2007:

	Common Stock		Series A Preferred Stock
	High	Low	High	Low
December 31, 2008
First Quarter	$11.09	$9.97	$23.02	$19.21
Second Quarter	$11.10	$9.57	$21.25	$18.70
Third Quarter	$11.63	$9.80	$21.08	$16.10
Fourth Quarter	$11.25	$7.74	$19.43	$12.86
	High	Low	High	Low
December 31, 2007
First Quarter	$13.28	$10.46	$25.85	$23.70
Second Quarter	$13.07	$11.00	$25.70	$23.88
Third Quarter	$12.13	$10.79	$24.85	$19.75
Fourth Quarter	$12.25	$10.40	$23.00	$20.90

        As of December 31, 2008, we had approximately 515 warrants outstanding with an exercise price of $15.60 per share.

Issuances of Unregistered Securities

        All issuances of unregistered securities have been previously reported.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2008, information concerning our equity compensation plans, including the number of shares issuable and available for issuances under our plans, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders*	541,000	$11.00	841,771
Equity compensation plans not approved by security holders	—	—	—

Total	541,000	$11.00	841,771

*
Excludes shares of restricted stock granted, as all of these shares are vested. No exercise price is required to be paid upon the vesting of restricted shares of common stock granted.

ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

        Our historical consolidated balance sheet data as of December 31, 2008 and 2007 and our consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 have been derived from our audited historical financial statements included elsewhere in this Form 10-K. The following table shows our selected historical financial data for the periods indicated (in thousands, except per share data). You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Income Statement Data:
Direct premium written	$132,642	$122,708	$—	$—	$—
Net premium written	113,285	118,357	—	—	—
Net premium earned	115,247	96,804	—	—	—
Net investment income	27,143	24,829	2,133	2,266	1,611
Net realized (loss) gain	(45,992)	3,205	—	—	—
Other income, net	6,147	6,445	—	—	—

Total revenue	102,545	131,283	2,133	2,266	1,611

Net loss and loss adjustment expense	80,435	52,074	—	—	—
Policy acquisition and other underwriting expense	53,726	42,397	7,477	10,996	16,105
Interest expense	10,528	11,539	7,436	2,814	—

Total expenses	144,689	106,010	14,913	13,810	16,105

(Loss) Income from continuing operations before federal income tax expense	(42,144)	25,273	(12,780)	(11,544)	(14,494)
Federal income taxes benefit (expense) for continuing operations	19,559	(10,635)	—	—	—

Net (loss) income from continuing operations before allocation of minority interest	$(22,585)	$14,638	$(12,780)	$(11,544)	$(14,494)

Selected Balance Sheet Data:
Total investments	138,568	191,024	—	—	—
Total assets	1,048,770	1,085,491	1,542,701	1,728,481	1,813,002
Total liabilities	257,315	261,306	1,095,323	1,252,484	1,097,296
Stockholders' equity	791,455	824,185	419,236	444,095	659,047
Other Data:
Net loss and LAE ratio	69.8%	53.8%	n/a	n/a	n/a
Expense ratio	35.6%	29.2%	n/a	n/a	n/a
GAAP Combined ratio	105.4%	83.0%	n/a	n/a	n/a
Statutory surplus	$109,446	$124,892	n/a	n/a	n/a
Statutory premiums to surplus ratio	103.5%	94.8%	n/a	n/a	n/a
Per Share Data:
Basic (loss) earnings per share attributable to common stockholders	$(0.58)	$5.10	$(0.63)	$(4.50)	$(2.49)

Diluted (loss) earnings per share attributable to common stockholders	$(0.58)	$5.02	$(0.63)	$(4.50)	$(2.49)

Weighted average share information
Basic shares outstanding	56,453	55,421	43,681	43,277	37,967

Diluted shares outstanding	56,453	56,326	43,681	43,277	41,354

Cash dividends declared per share of unit:
Series A preferred stock dividends	$2.06	$2.06	$2.06	$2.06	$1.97

Series B preferred unit distributions	$—	$—	$—	$0.78	$0.78

Series C preferred unit distributions	$—	$—	$1.56	$1.56	$0.78

Common stock and OP unit dividends	$—	$—	$0.50	$0.50	$1.09

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Form 10-K and the financial information set forth in the tables below. All dollar amounts in the following discussion are in thousands, except per share amounts.

        Unless the context otherwise indicates, all references in this Management's Discussion and Analysis and Financial Condition and Results of Operations, or MD&A, to the "Company,""Hilltop," "HTH," "we," "us," "our" or "ours" or similar words are to Hilltop Holdings Inc.(formerly known as Affordable Residential Communities Inc.) and its direct and indirect wholly-owned subsidiaries.

OUR GENERAL STRUCTURE

        At December 31, 2008, HTH is a holding company that owns all of the outstanding shares of NLASCO, Inc, or NLASCO. NLASCO, in turn owns National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC, both of which are licensed property and casualty insurers operating in multiple states. In addition, NLASCO also owns the Nalico GA general agency that operates in Texas. NLIC commenced business in 1949 and currently operates in 15 states, with its largest market being the state of Texas. NLIC carries a financial strength rating of "A" (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 12 states, its largest market being the state of Arizona. ASIC carries a financial strength rating of "A-"(Excellent) by A.M. Best. Both of these companies are regulated by the Texas Department of Insurance.

        Beginning in 1995, we were founded as several companies under the name "Affordable Residential Communities" or "ARC," now known as Hilltop Holdings Inc., for the purpose of engaging in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses. In 1998 we formed a Maryland corporation for the purpose of acting as the investment vehicle for, and a co-general partner of, our operating partnership, Affordable Residential Communities LP. In May 2002, we completed a reorganization in which we acquired substantially all the other real property partnerships and other related businesses we had previously organized and operated.

        Through the year ended December 31, 2005, we were organized as a fully-integrated, self-administered and self-managed equity real estate investment trust, or REIT, for U.S. Federal income tax purposes. In 2006, we revoked our election as a REIT for U. S. Federal income tax purposes.

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

        On July 31, 2007, we sold substantially all of the operating assets used in our manufactured home communities business and our retail sales and financing business to American Residential Communities LLC. We received gross proceeds of approximately $890 million in cash, which represents the aggregate purchase price of $1.794 billion, less the indebtedness assumed by the buyer. After giving effect to expenses, taxes and our continued outstanding preferred stock and senior notes, our net cash balance was approximately $550 million, subject to certain post-closing adjustments. We used a portion of the proceeds from this transaction for general working capital, liquidation of our operating partnership units and to repay certain outstanding obligations. We intend to make opportunistic acquisitions with certain of the remaining proceeds from this transaction, and, if necessary or appropriate, from additional equity or debt financing sources.

RECENT DEVELOPMENTS

We had modifications to our loan agreements

        On October 27, 2008, NLASCO renewed its line of credit with a financial institution. The line allows for borrowings by NLASCO up to $5.0 million and is secured by substantially all of NLASCO's assets. The line of credit bears interest equal to a base rate, less 0.5% (5.0% at December 31, 2008), which is due quarterly. This line of credit will expire in October 2009. During the year ended December 31, 2008, the principal balance on this note was paid down $4.0 million. The line of credit balance payable at December 31, 2008 is $18,000.

We received a "shelf charter" from banking regulators.

        In November 2008, we obtained a "shelf-charter" from the United States Comptroller of Currency, the administrator of national banks. The shelf charter permits us to bid on government-assisted bank transactions.

OVERVIEW OF RESULTS

        For the year ended December 31, 2008, net loss attributable to common stockholders was $32.9 million, or $0.58 per share, as compared to a net income attributable to common stockholders of $282.9 million, or $5.10 per share, for the year ended December 31, 2007, and a net loss attributable to common stockholders of $27.7 million, or $0.63 per share, for the year ended December 31, 2006.

        Our results for 2007 include gains on sales of discontinued operations of $366.9 million. This gain comes from the sale of substantially all of our assets used in the manufactured home communities business and its manufactured home retail sales and financing business. In 2007, we also incurred an $11.1 million loss from discontinued operations.

        In addition, we have recast the operations of this line of business as discontinued operations in the accompanying consolidated statements of operations for the twelve months ended December 31, 2007 and 2006, and recorded gains of $366.9 million and $31.9 million for the years 2007 and 2006, respectively. During 2006, we sold discontinued operations assets for $85.4 million in cash, net of related debt, defeasance and other closing costs of $75.0 million. Our results for 2006 include gains on sales of assets of discontinued operations of $31.9 million and a loss from discontinued operations of $36.3 million.

Segments

        On July 31, 2007, the Company sold the manufactured home communities, retail sales and financing of manufactured home businesses to American Residential Communities LLC and retained ownership of NLASCO. NLASCO operates through its wholly-owned subsidiaries, NLIC and ASIC. Given the homogenous nature of our products, the regulatory environments in which we operate, the nature of our customers and our distribution channels, we now monitor, control and manage our business lines as an integrated entity offering fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. Accordingly, the segment information previously provided is no longer used by us to monitor our business, as we only have insurance company segment information to disclose.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 1 to the accompanying consolidated financial statements as of, and for the year ended, December 31, 2008. We have summarized below those accounting policies that require our most difficult, subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

        Discontinued Operations.    In accordance with guidance provided by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, we measure our assets of discontinued operations held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the discontinued operations in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the assets of discontinued operations as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of assets of discontinued operations in the period in which the operations are discontinued and recognize any resulting gains on the sales of assets when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations.

        Losses and Loss Adjustment Expenses.    The liability for losses and loss adjustment expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and loss adjustment expenses, or LAE, by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. There are several methods that our actuaries utilize to estimate ultimate loss and LAE amounts, including:

  •
  Paid Loss Development Method;

  •
  Reported Loss Development Method;

  •
  Paid Bornhuetter-Ferguson Method; and

  •
  Reported Bornhuetter-Ferguson Method.

        Paid and Reported Loss Development Methods.    Insured losses for a given year change in value over time as additional information on claims are received, as claim conditions change and as new claims are reported. This process is commonly referred to as "loss development." To project ultimate losses and LAE, our actuaries examine the paid and reported (paid, plus case) losses and LAE and multiply these values by a loss development factor. The selected loss development factors are based upon a review of the loss development patterns indicated in the companies' historical loss triangles and applicable insurance industry loss development factors.

        Paid and Reported Bornhuetter-Ferguson Methods.    The Bornhuetter-Ferguson, or BF, Method is a procedure that weights an expected ultimate loss and LAE amount, and the result of the loss development method. This method is useful when loss data is immature or sparse because it is not as sensitive as the loss development method to unusual variations in the paid or reported amounts. The BF method requires an initial estimate of expected ultimate losses and LAE. For each year, the expected ultimate losses and LAE is based on a review of the ultimate loss ratios indicated in the companies' historical data and applicable insurance industry ultimate loss ratios. Each loss development factor, paid or reported, implies a certain percent of the ultimate losses and LAE is still unpaid or unreported. The amounts of unpaid or unreported losses and LAE by year are estimated as the percentage unpaid or unreported, times the expected ultimate loss and LAE amounts. To project ultimate losses and LAE, the actual paid or reported losses and LAE to date are added to the estimated unpaid or unreported amounts.

        The results of each actuarial method performed by year are reviewed to select an ultimate loss and LAE amount for each year. In general, more weight is given to the loss development projections for more mature accident periods and more weight is given to the BF methods for less mature accident periods.

        The combination of the methodologies described above is used for all lines of business, regardless of whether the line is a short-tailed or long-tailed line of business, though specific parameter selections within the methods vary to reflect the nature of the underlying line of business. ASIC and NLIC specialize in writing fire and extended coverage for low-value dwellings, mobile homes and homeowners, which generally are considered short-tailed coverages. In addition, ASIC and NLIC write a small amount of commercial risks, which are still predominantly property coverages, along with some low-limit liability coverages.

        The methodology used by our actuaries is directly dependent upon the unique development characteristics of each line of business. For those lines of business with significant volume (homeowners, special property and commercial multiple peril), the selected loss development factors are derived from the historical development data for that line. For lines of business where the loss volume is small, insurance industry statistics regarding loss development for that line also are considered in selecting the loss development factors.

        The estimated unpaid losses and LAE equal the estimated ultimate loss and LAE amounts, described above, less the cumulative paid amounts on known claims for each year. This estimate of unpaid losses and LAE is further segmented into case reserves on known claims and incurred-but-not-reported, or IBNR, reserves. IBNR reserves are calculated by reducing the estimate of unpaid losses and LAE by the case reserve amounts. In the normal course of operations, each case reserve is initially set at a standard amount determined from past payments for that type of loss. Individual case reserves may be adjusted based on information indicating that the loss amount is actually over, or under, the standard amount. Most case reserves are not adjusted until the receipt of documentation concerning the amount to be paid on the loss. This usually occurs within seven days of the reporting of the claim, longer in the case of large scale catastrophic events.

        The reserve analysis performed by our actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, the results of the reserve analysis are summarized and discussed with our senior management. The senior management group considers many factors in determining the amount of reserves to record for financial statement purposes. These factors include the extent and timing of any recent catastrophe events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market.

        Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts, current law and our judgment. The carried reserve may differ from the actuarial central estimate as the result of our consideration of the factors noted above, as well as other factors impacting claims costs that may not be quantifiable through actuarial analysis. This process results in management's best estimate which is then recorded as the reserve for unpaid losses and LAE.

        The level of loss and LAE reserves we maintain represents our best estimate, as of a particular point in time, of the ultimate cost to settle and administer all claims based on our assessment of facts and circumstances known at that time. Reserves are not an exact calculation of liability, but instead are complex estimates that we derive, generally utilizing a variety of actuarial reserve estimation techniques, with numerous underlying assumptions and expectations about future events, both internal and external, many of which are highly uncertain.

        The key assumptions fundamental to the reserving process are often different for various reserve categories and accident years. Some of these assumptions are explicit assumptions that are required of a particular method, but many assumptions are implicit and cannot be precisely quantified. An example of an explicit assumption is the pattern employed in the paid loss development method. However, the assumed pattern is itself based on several implicit assumptions, such as the impact of inflation on medical costs and the rate at which claim professionals close claims. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Each reserve segment has an implicit frequency and severity for each accident year as a result of the various assumptions made. As a result, the effect on reserve estimates of a particular change in assumptions usually cannot be specifically quantified, and changes in these assumptions cannot generally be tracked over time.

        In light of the many uncertainties associated with establishing the estimates of ultimate losses and LAE, and making the assumptions necessary to establish recorded reserve levels, we review our reserve estimates on a regular basis and make adjustments in the period that the need for such adjustments is identified. The anticipated future emergence underlying our current estimates continues to reflect the historical patterns, and the selected development patterns have not changed significantly over the past few years.

        Reserve estimates are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, economic conditions, etc. In estimating the reserves for unpaid losses and LAE, it is necessary to project future loss and LAE payments. Actual future losses and LAE will not develop exactly as projected and may, in fact, vary significantly from the actuarially indicated projections. Further, these projections make no provision for extraordinary future emergence of new classes of losses or types of losses, which are not sufficiently represented in the companies' historical data or that are not yet quantifiable. Extraordinary future emergence can arise from an unforeseen broadening of coverage instigated by regulatory actions, judicial decisions or similar developments.

        The underlying processes of establishing our best estimate of the liability for unpaid losses and LAE require the use of estimates, actuarial judgment and management considerations and, therefore, is an inherently uncertain process. The recorded reserves for the companies' liability for unpaid losses and LAE are estimates based on long term averages. Actual loss experience in any given year may differ from what is suggested by these averages. For some lines of business, the written premium volume is small and actual results are therefore subject to an exceptionally high degree of variability. While the recorded reserves are our best estimate as of a particular point in time, these reserves should be considered central estimates within a wide range of possible outcomes.

        In arriving at our best estimate of the unpaid losses and LAE, and based on management discussion with our actuaries, we would consider reasonably likely changes in the key assumptions, such as the underlying loss development pattern or the expected loss ratio, to have an impact on our best estimate by +/- 10%. As of December 31, 2008, this equates to approximately +/- $1.7 million, which represents approximately 0.2% of equity and 5.3% of calendar year 2008 losses.

        The following table presents our gross loss and LAE reserve amounts at December 31, 2008 and 2007 for each of NLIC and ASIC by line of business (dollars in thousands):

	For the year ended December 31, 2008
Company	Homeowners	Special Property	Commercial Multiple Peril	Other Liability	Fidelity & Surety	All Lines
ASIC	$2,043	$900	$426	$744	$—	$4,113
NLIC	14,847	13,465	816	730	52	29,910

Consolidated	$16,890	$14,365	$1,242	$1,474	$52	$34,023

	For the year ended December 31, 2007
Company	Homeowners	Special Property	Commercial Multiple Peril	Other Liability	Fidelity & Surety	All Lines
ASIC	$1,518	$1,199	$227	$913	$—	$3,857
NLIC	7,028	5,584	609	962	51	14,234

Consolidated	$8,546	$6,783	$836	$1,875	$51	$18,091

        Information is not presented above for periods prior to January 31, 2007, as that is the date Hilltop Holdings, Inc. acquired the insurance operations.

        Investment Securities.    At December 31, 2008, investment securities consist of U.S. Government, mortgage-backed, corporate debt and equity securities. We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity. Our equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which we have the ability, and intent, to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

        Deferred Acquisition Costs.    Costs of acquiring insurance vary with, and are primarily related to, the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income. At December 31, 2008, there was no premium deficiency.

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

        Income Taxes.    In 2005 and prior years, we operated in a manner intended to enable us to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT that distributes at least 90% of its REIT taxable income to its stockholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income that it distributes to its stockholders. In 2006, we revoked our election as a REIT for U. S. Federal income tax purposes. We have been in a taxable loss position since our inception and, as a result, we have substantial net operating loss carry-forwards to offset taxable income and capital gains from the sale of discontinued operations. We have established a tax provision under the rules set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109, beginning on January 1, 2006. We allocate income taxes between continuing and discontinued operations in accordance with SFAS 109, specifically paragraph 140.

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

        The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in no change to the January 1, 2007 balance of accumulated deficit. Our policy for interest and penalties related to income tax exposures is to recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of operations.

        Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. At December 31, 2007, a valuation allowance of $4.6 million, respectively, was recorded to reduce deferred tax assets to the amount expected to be recoverable. However, as a result of the allocation of the purchase price for the real estate assets we sold in 2007 by the purchaser, we reallocated $34.1 million of gain recognized to those asset in the quarter ended September 30, 2008, the period in which the purchase price allocation was finalized. This reallocation resulted in a deferred tax benefit of $4.6 million; therefore, there is no valuation allowance as of December 31, 2008.

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

        The Company tests goodwill and other intangible assets having an indefinite useful life for impairment on an annual basis on December 31, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the reporting unit level, which is one level below an operating segment. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

        The goodwill impairment analysis is a two-step test. The first step ("Step1"), used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The Company has estimated fair values of reporting units based on a market approach using historic, normalized actual and forecast results.

        The second step ("Step 2") involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

        At December 31, 2008, we determined that the estimated fair value of our reporting units exceeded their carrying values and therefore we did not perform the second step as described above. Consequently, we determined that no impairment existed with respect to goodwill and intangible assets at December 31, 2008.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

        Results of insurance operations.    The following table shows the underwriting gain or loss, as well as other revenue and expense items included in the financial results of NLASCO for the year ended December 31, 2008 and 2007. NLASCO's underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. NLASCO's underwriting performance is one of the most important factors in evaluating the overall results of operations given the fluctuations that can occur in loss and LAE due to weather related events, as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and fluctuations in other revenue and expense items of NLASCO are discussed in greater detail below (in thousands).

	Year Ended December 31,		Change
	2008	2007	Dollar	Percentage
Underwriting (loss) gain
Homeowners	$(7,596)	$5,680	$(13,276)	-233.7%
Fire	(2,324)	4,993	(7,317)	-146.5%
Mobile Home	844	2,076	(1,232)	-59.3%
Commercial	220	868	(648)	-74.7%
Other	216	199	17	8.5%

Total underwriting (loss) gain	$(8,640)	$13,816	$(22,456)	-162.5%
Other revenue (expense items)
Net investment income	8,255	8,107	148	1.8%
Net realized gains (losses) on investments	(4,035)	32	(4,067)	-12709.4%
Other income	6,147	6,487	(340)	-5.2%
Depreciation and amortization	(2,159)	(2,069)	(90)	4.3%
Interest expense	(3,644)	(4,655)	1,011	-21.7%

Total other revenue (expense) items	4,564	7,902	(3,338)	-42.2%

Operating (loss) income before federal income taxes	(4,076)	21,718	(25,794)	-118.8%
Federal income tax (benefit) expense on operating income	(1,434)	7,577	(9,011)	-118.9%

Net (loss) income from continuing operations of NLASCO	$(2,642)	$14,141	$(16,783)	-118.7%

        Revenue.    Revenue for the year ended December 31, 2008 was $102.5 million, compared to $131.3 million from continuing operations in 2007. This decrease is due to the loss on investment of $41.9 million recorded for equity securities held at HTH offset by an increase in premiums earned of $18.4 million. The $102.5 million in revenue is comprised of net premiums earned of $115.2 million, net investment income of $27.1 million, net realized losses on investments of $46.0 million, and other income of $6.1 million.

        Underwriting Results.    The following table shows the components of NLASCO's underwriting gain for the year ended December 31, 2008 and 2007. NLASCO's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Year Ended December 31,
	2008	2007	Change	% Change
Direct premiums written	$132,642	$122,708	$9,934	8.1%

Net premiums written	$113,285	$118,357	$(5,072)	-4.3%

Net premiums earned	$115,247	$96,804	$18,443	19.1%
Loss and LAE	80,435	52,074	28,361	54.5%
Policy acquisition and other underwriting expenses	43,452	30,914	12,538	40.6%

Underwriting (loss) gain	$(8,640)	$13,816	$(22,456)	-162.5%

Agency expenses	$(2,375)	$(2,634)	$259	-9.8%

Loss and LAE ratio	69.8%	53.8%	16.0%
Policy acquisition and other underwriting less agency expense ratio	35.6%	29.2%	6.5%
Combined ratio	105.4%	83.0%	22.5%

        NLASCO seeks to operate at a combined ratio of no greater than 85.0%. Loss ratios are ratios that express the relationship of losses to premiums. Loss and LAE ratio is loss and LAE expenses divided by net premiums earned for the same period. Policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense divided by net premiums earned for the same period. Combined ratio gives you the sum of both previous ratios. The increase in loss and LAE ratio is due to the incurred losses related to Hurricane Dolly, Gustav, and Ike of $83.1 million (including loss adjustment expenses and gross incurred but not reported reserves) in catastrophic related losses for the year ended December 31, 2008. For the year ended December 31, 2008, NLASCO's net catastrophic loss experience was $13.0 million after reinsurance; however, there were no catastrophic events that occurred in the year ended December 31, 2007. Additionally, the increase in policy acquisition and other underwriting expenses is due to the benefit received in 2007 related to purchase accounting of $14.5 million offset by one month of purchase accounting of $1.4 million in 2008.

        The industry aggregate for combined ratio for 2007, was 95.6%, well above the combined ratio for NLIC and ASIC of 82.7% for the same period. NLIC and ASIC six year average combined ratio was 85.0%, well below the industry six year average of 99.1%.

        Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During a soft market, price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business, as well as retain exposures that are adequately priced. Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy accepting only risks that are appropriately priced, while declining risks which are under priced for the level of coverage provided.

        Direct premiums written by major product line for the year ended December 31, 2008 and 2007 are presented in the table below (in thousands):

	Year Ended December 31,
	2008	2007	Change	% Change
Direct Premiums Written:
Homeowners	$58,942	$54,378	$4,564	8.4%
Fire	48,014	46,554	1,460	3.1%
Mobile Home	19,483	15,714	3,769	24.0%
Commercial	5,804	5,685	119	2.1%
Other	399	377	22	5.8%

	$132,642	$122,708	$9,934	8.1%

        Total direct premiums written increased for the year ended December 31, 2008 for all insurance products, due to the fact that 2007 only includes eleven months. Otherwise, direct premiums are down slightly from the prior year due to the overall soft insurance market.

        Net premiums written by major product line for the year ended December 31, 2008 and 2007 are presented in the table below (in thousands):

	Year Ended December 31,
	2008	2007	Change	% Change
Net Premiums Written
Homeowners	$50,340	$52,456	$(2,116)	-4.0%
Fire	41,007	44,897	(3,890)	-8.7%
Mobile Home	16,640	15,156	1,484	9.8%
Commercial	4,957	5,484	(527)	-9.6%
Other	341	364	(23)	-6.3%

	$113,285	$118,357	$(5,072)	-4.3%

        Total net premiums written decreased for the year ended December 31, 2008 for all lines of business, except for mobile home, due to reinstatement premiums related to Hurricane Dolly, Gustav, and Ike of $7.0. Considering that 2007 includes only eleven months of production, net written premiums are down slightly over the same period last year, due to overall soft insurance market.

        Net premiums earned by major product line for the year ended December 31, 2008 and 2007 are presented in the table below (in thousands):

	Year Ended December 31,
	2008	2007	Change	% Change
Net Premiums Earned:
Homeowners	$51,212	$42,746	$8,466	19.8%
Fire	41,717	36,900	4,817	13.1%
Mobile Home	16,928	12,396	4,532	36.6%
Commercial	5,043	4,470	573	12.8%
Other	347	292	55	18.8%

	$115,247	$96,804	$18,443	19.1%

        Net premiums earned for the year ended December 31, 2008 were up as compared to 2007 due to the fact that 2007only included eleven months of income from NLASCO, compared to twelve months of income in 2008. The premium revenue is earned over the life of the policies, generally twelve months. On the date NLASCO was acquired by Hilltop, the unearned premium balance was adjusted to fair market value as required under GAAP, which reduced net premiums earned $1.5 million and $16.6 million for the year ended December 31, 2008 and 2007, respectively.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the year ended December 31, 2008 and 2007 were as follows (in thousands):

	Twelve Months Ended December 31,
	2008	2007	Change	% Change
Amortization of deferred policy acquisition costs	$29,469	$14,762	$14,707	99.6%
Other underwriting expenses	13,983	16,152	(2,169)	-13.4%

Total policy acquisition and other underwriting expenses	43,452	30,914	12,538	40.6%
Agency expenses	(2,375)	(2,634)	259	-9.8%

Total policy acquisition and other underwriting expenses less agency expenses	$41,077	$28,280	$12,797	45.3%

Net premiums earned	$115,247	$96,804	$18,443	19.1%

Expense ratio	35.6%	29.2%	69.4%

        Amortization of deferred policy acquisition costs was $29.5 million for the year ended December 31, 2008 compared to $14.8 million for the year ended December 31, 2007. The increase is due to the amortization of $14.5 million of deferred policy acquisition costs established at December 31, 2007. Since insurance company was purchased January 31, 2007; there was no previous deferred policy acquisition costs established at the date of the purchase.

        Loss and Loss Adjustment Expenses.    Loss and loss adjustment expenses are recognized based on formula and case basis estimates for losses reported in respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the year ended December 31, 2008 and 2007 of 69.8% and 53.8%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner. The increase in the loss and LAE ratio is due to several catastrophic hurricanes that occurred in July and September 2008. The actual loss related to Hurricane Dolly, Gustav, and Ike, excluding reinstatement premium, was $13.0 million after reinsurance.

        The Company's net loss and LAE and the gross loss and LAE ratios for the year ended December 31, 2008 and 2007 are shown in the tables below (in thousands, except claim count figures):

	Year Ended December 31, 2008	Year Ended December 31, 2007
Loss and LAE:
Homeowners	$39,499	$23,415
Fire	28,312	20,123
Mobile Home	9,702	6,361
Commercial	2,922	2,175

	$80,435	$52,074

Incurred Claim Count:
Homeowners	13,024	7,970
Fire	11,062	5,552
Mobile Home	3,882	2,270
Commercial	618	307

	28,586	16,099

Average Loss and LAE per Claim:
Homeowners	$3,033	$2,938
Fire	2,559	3,624
Mobile Home	2,499	2,802
Commercial	4,728	7,085
Loss and LAE Ratio:
Homeowners	77.1%	54.8%
Fire	67.9%	54.5%
Mobile Home	57.3%	51.3%
Commercial	57.9%	48.7%

        General and Administrative Expense.    General and administrative expense for 2008 was $8.1 million, as compared to $9.4 million for 2007, a decrease of $1.3 million, or 14%. This decrease is primarily due to a decrease in salaries, benefits, and professional fees, which were offset by $1.2 million in acquisition costs expensed in 2008. The acquisition costs related to expenses incurred in connection with a possible transaction, that, at the end of the second quarter of 2008, we determined no longer to pursue.

        Depreciation and Amortization Expense.    Depreciation and amortization expense was $2.2 million for the year ended December 31, 2008, as compared to $2.1 million in 2007.

        Interest Expense.    Interest expense was $10.5 million for 2008, as compared to $11.5 million for 2007, a decrease of $1.0 million, or 9%. The decrease in interest expense is due to the pay down of debt in the first quarter of 2008 and lower libor rates on variable rate debt, partially offset by only eleven months of interest expense on the debt of NLASCO.

        Minority Interest.    Minority interest for the year ended December 31, 2007 was $0.1 million. Minority interest only affected 2007, as all minority interest holders were eliminated in conjunction with the closing of the asset sale on July 31, 2007.

        Income Taxes.    The Company had a $19.6 million income tax benefit for the year ended December 31, 2008, compared to $10.6 million expense for 2007. The benefit in 2008 is primarily due to the tax benefit recorded as a result of recognizing losses on the impairment of $15.0 million on securities and operating losses of NLASCO. The expense in 2007 is primarily due to the tax expense related to the gain on sale of discontinued operations of $77.7 million. We allocate income taxes between continuing and discontinued operations in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109.

        Discontinued Operations.    On July 31, 2007, the Company sold certain of its assets, including the operating assets of the Company's manufactured home businesses, to American Residential Communities LLC. The Company received gross proceeds of $889.3 million in cash, which represents the amount of the excess of the purchase price of $1.794 billion over the indebtedness assumed by American Residential Communities LLC. The Company recorded a gain on the sale of the manufactured home business of $366.9 million in 2007. In July 2007, when this transaction occurred, the Company accrued for expenses related to the sale. As of December 31, 2007, all expenses related to the sale had been paid and the accrual was reduced, resulting in an additional $2.6 million gain on sale in the fourth quarter of 2007.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," or SFAS 144, all of the operating assets of the Company's manufactured home line of business have been classified as discontinued operations and those not sold prior to December 31, 2006 have been classified as assets held for sale. We have recast the operations for these assets as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006.

        Operations of the discontinued manufactured home line of business for the twelve months ended December 31, 2007 and 2006 recorded losses of $11.1 million and $36.3 million, respectively, and gains were recorded on the sale of discontinued operations of $366.9 million and $31.9 million for the years 2007 and 2006, respectively. The 2006 gain was produced from the sale of discontinued operations previously discontinued, which were sold for $85.4 million in cash net of related debt, defeasance and other closing costs of $75.0 million.

        For discontinued operations, we considered a manufactured home community to be discontinued when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by SFAS 144, we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the asset identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the asset classified as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of assets in the period in which the properties are discontinued and recognize any resulting gains on the sales of assets when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with SFAS 144 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell assets previously classified as held for sale, the assets will be reclassified as held and used. An asset that is reclassified shall be measured at the lower of its (a) carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or (b) fair value at the date of the subsequent decision not to sell.

        Preferred Stock Dividend.    In each of the years ended December 31, 2008 and 2007, we recorded four quarterly preferred stock dividends declared at the annual rate of 8.25%, or $2.0625 per share on the 5.0 million shares of Series A Preferred Stock outstanding.

        Net (Loss) Income Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $32.9 million for 2008, as compared to a net income of $282.9 million for 2007, a decrease of $315.8 million. The majority of this difference is due to the sale of the manufactured housing communities' line of business and its manufactured housing retail sales and finance line of business in 2007 and the net realized loss on investments of $27.2 net of tax due to the write down and subsequent sale of securities owned by HTH in 2008.

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

Year Ended December 31, 2007
Direct premiums written	$122,708

Net premiums written	$118,357

Net premiums earned	$96,804
Loss and LAE	52,074
Policy acquisition and other underwriting expenses	30,914

Underwriting gain	$13,816

Agency expenses	$(2,634)

Loss and LAE ratio	53.8%
Policy acquisition and other underwriting expense ratio	29.2%
Combined ratio	83.0%

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

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the year ended December 31, 2007 were as follows (in thousands):

Year Ended December 31, 2007
Amortization of deferred policy acquisition costs	$14,762
Other underwriting expenses	16,152

Total policy acquisition and other underwriting expenses	30,914
Agency expenses	(2,634)

Total policy acquisition and other underwriting expenses less agency expenses	$28,280

Net premiums earned	$96,804

Expense ratio	29.2%

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

LIQUIDITY AND CAPITAL RESOURCES

        HTH is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1.05 billion at December 31, 2008. HTH's primary investment objectives as a holding company are to preserve capital and have available cash resources to utilize in making opportunistic acquisitions, and, if necessary or appropriate, from additional equity or debt financing sources.

        On July 31, 2007, we sold substantially all of our operating assets used in our manufactured home community business and our manufactured home retail sales and financing businesses. We received gross proceeds of $889.3 million in cash and the buyer also assumed all of our approximately $943 million in debt related to this line of business.

        As of December 31, 2008, we had approximately $749.4 million in cash and cash equivalents, consisting of approximately $716.3 million owned by the parent company and $33.1 million owned by NLASCO and its subsidiaries. At December 31, 2008, we had total investments of approximately $138.6 million, consisting of investments in available-for-sale equities of with a fair value of $6.8 million and approximately $131.8 million in carrying value of fixed maturities securities owned by NLASCO and its subsidiaries.

        As of December 31, 2008, we had approximately $138.4 million of debt, consisting of approximately $90.9 million of senior exchangeable notes and approximately $47.5 million of debt owed by NLASCO and its subsidiaries.

        Our short-term liquidity needs as of December 31, 2008 include (a) funds for dividend payments on the $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), (b) funds to pay our insurance claims of NLASCO and subsidiaries, and (c) funds to service the $90.9 million of senior exchangeable notes.

        Our insurance operating subsidiary, NLASCO, has primary investment objectives to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. NLASCO's strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constituted $164.8 million, or 96%, of NLASCO's $171.7 million in investments at December 31, 2008. NLASCO had $6.8 million, or 4% of its investments, in equity investments as of December 31, 2008. We currently do not have any significant concentration in both direct and indirect guarantor exposure. NLASCO has no investments in subprime mortgages. NLASCO has custodial agreements with A.G. Edwards and Wells Fargo Bank and an investment management agreement with Hyperion Brookfield Asset Management, Inc.

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

        We believe that existing cash and investment balances, when combined with anticipated cash flows from operations and dividends from our insurance companies, will be adequate to meet our expected liquidity needs for the reasonably foreseeable future. We will continue to pursue and investigate possible strategic investments. In that regard, we may need to secure external financing. We cannot assure you that we will be successful in obtaining any such financing or in the implementation of our business plan. See "Item 1A. Risk Factors" stating on page 24.

Restrictions on Dividends and Distributions

        Aside from investment income on our invested assets, as a holding company we rely on dividends and other permitted distributions from our subsidiaries. The payment of dividends from our insurance subsidiaries, NLIC and ASIC, is subject to significant regulatory restrictions and limitations under debt agreements limiting their ability to declare and pay dividends.

        Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed that exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid $14.0 million in dividends to NLASCO in March 2008. At December 31, 2008, the maximum dividend that may be paid to NLASCO in 2009 without regulatory approval is approximately $11.0 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2008, NLASCO's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or RBC, requirements for insurance companies that establish minimum capital requirements relating to insurance risk, credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2008, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be requirements.

        We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to carry out our normal business activities, including dividend payments on our Series A cumulative redeemable preferred stock and debt payments on our senior exchangeable notes.

CASH FLOWS

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

        Cash used by operations was $7.2 million in 2008, as compared to $46.9 million used by operations in 2007. Cash used in operations decreased primarily due to $69.6 million payment of taxes related to the sale of the manufactured housing business and subsequent reclass to discontinued operations offset by $7.0 million of reinstatement premiums paid and losses paid related to catastrophes in 2008.

        Cash used by investing activities was $12.1 million in 2008, as compared to cash provided by investing activities of $742.0 million in 2007. The decrease in cash from investing activities primarily was due to proceeds from discontinued operations of $881.1 million, cash acquired in the NLASCO purchase of $45.5 million, proceeds of securities sold and matured of $50.1 million, partially offset by $115.4 million in cash used in the NLASCO acquisition and $117.8 million used to purchase securities.

        Cash used by financing activities was $14.3 million in 2008, as compared with cash provided by financing activities of $58.6 million in 2007. The decrease in cash from financing activities primarily was due the common stocks rights offering in 2007 of $80.0 million and the issuance of $20.0 million in common stock. This was partially offset by the $17.9 million paid to liquidate OP unit holders, the $10.3 million payment of preferred dividends, the $5.8 million reduction in debt, and $6.2 million used to pay debt related to discontinued operations in 2007.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

        Cash used by operations was $46.9 million in 2007, as compared to $37.0 million used by operations in 2006. Cash used in operations decreased primarily due to the sale of the manufactured housing business and subsequent reclass to discontinued operations, and the $69.6 million payment for taxes related to the gain in connection with the Farallon Transaction.

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

        Cash provided by financing activities was $58.6 million in 2007, compared with $171.2 million used by financing activities in 2006. The increase in cash from financing activities primarily was due the common stocks rights offering in 2007 of $80.0 million and the issuance of $20.0 million in common stock. This was partially offset by the $17.9 million paid to liquidate OP unit holders, the $10.3 million payment of preferred dividends, the $5.8 million reduction in debt, and $6.2 million used to pay debt related to discontinued operations. In 2006, we made debt payments related to discontinued operations of $159.4 million, and paid $10.3 million in preferred dividends.

INFLATION

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2008, 2007 and 2006. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the U.S. economy and may increase the cost of labor and utilities.

COMMITMENTS

        At December 31, 2008, we had $138.4 million of outstanding indebtedness. It consists of the following: $90.9 million, or 66%, of our total indebtedness is fixed rate and $47.5 million, or 34%, is variable rate. At December 31, 2008, we had the following indebtedness outstanding with the following repayment obligations (in thousands):

	Principal Commitments			Interest Commitments			Total Debt Commitments
	Fixed	Variable	Total	Fixed	Variable(1)	Total	Fixed	Variable	Total
2009	$—	$18	$18	$6,814	$4,341	$11,155	$6,814	$4,359	$11,173
2010	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
2011	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
2012	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
2013	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
Thereafter	90,850	47,500	138,350	79,516	88,788	168,304	170,366	136,288	306,654

Commitments	$90,850	$47,518	$138,368	$113,586	$110,493	$224,079	$204,436	$158,011	$362,447

(1)
For variable rate debt, interest commitments were calculated as expected interest payments based on the weighted average interest rate.

        At December 31, 2008 the following table shows our outstanding commitments for leases (in thousands).

	Payments Due by Period
Lease Obligations	Less than 1 year	1-3 years	Total
Total lease obligations	$578	$43	$621

        NLASCO's loss reserves do not have contractual maturity dates. Based on historical payment patterns, however, the following table estimates when management expects the loss reserves to be paid.

The timing of payments is subject to significant uncertainty. NLASCO maintains a portfolio of investments with varying maturities to provide adequate cash flows for the payment of claims.

Reserves in thousands
2009	$28,239
2010	3,743
2011	1,021
2012	340
20113	340
Thereafter	340

$34,023

        The following table sets forth certain information with respect to our indebtedness outstanding as of December 31, 2008 excluding indebtedness related to assets held for sale (in thousands):

	Year Ended December 31,
	2008	2007
Senior exchangeable notes due 2025, 7.50% per annum	$90,850	$90,850
Insurance company line of credit due October 2009, base rate less 0.5% per annum (5.0% at December 31, 2008)	18	4,018
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (5.53% at December 31, 2008)	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (5.48% at December 31, 2008)	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (5.48% at December 31, 2008)	7,500	7,500
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (4.83% at December 31, 2008)	20,000	20,000

	$138,368	$142,368

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 had no cumulative effects on the Company's retained earnings or accumulated deficit. In February 2008, FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays, for one year, the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. Accordingly, we deferred the adoption of SFAS 157 as it related to nonfinancial assets and liabilities until January 2009.

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

        In January 2009, the FASB issued proposed FSP FAS No. 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FAS 141(R)-a). This proposed FSP would require that an asset or a liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the FSP would require that an asset or liability be recognized at the amount that would be recognized in accordance with FAS 5, Accounting for Contingencies, and FIN 14, Reasonable Estimation of the Amount of a Loss, for liabilities and an amount using a similar criteria for assets. The proposed FSP also would amend the subsequent measurement and accounting guidance and the disclosure requirements for assets and liabilities arising from contingencies in a business combination. The FASB is proposing that the FSP be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe proposed FAS 141(R)-a will have a material impact on our consolidated financial statements.

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

        As of December 31, 2008 our total debt outstanding was $138.4 million, comprised of approximately $90.9 million of indebtedness subject to fixed interest rates. Approximately $47.5 million, or 34%, of our total consolidated debt is variable rate debt.

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

        The fair value of debt outstanding as of December 31, 2008 was approximately $130.6 million.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our Chief Executive Officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears on Page F-2 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management implemented changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

        In connection with the restatement of the Company's consolidated interim financial information for the third quarter for the year ended December 31, 2008, the Company determined that a material weakness in our internal control over financial reporting existed in that the Company did not maintain effective internal controls over the accounting for incurred loss and loss adjustment expense and payments from its reinsurers for interim reporting periods. Specifically, the Company did not maintain effective controls to ensure that its receipt of pre-payments from reinsurers were properly recorded at September 30, 2008 and its ultimate retention per catastrophic event was recorded in accordance with the underlying reinsurance contract and generally accepted accounting principles.

        The Company had an effective control in place related to the matters described above for annual reporting periods. Additionally, the Company performed a rigorous review of its retention limits under its existing reinsurance contracts in conjunction with the preparation of its annual consolidated financial statements. During the fourth quarter of 2008, the Company also implemented the following control activity designed to remediate the previously reported material weakness in our internal control over financial reporting affecting the interim period reporting:

  (1)
  The Company designed, implemented and performed a quarterly reconciliation over loss and loss adjustment expenses recovered from reinsurers to ensure all payments are properly recorded in conjunction with the preparation of its annual consolidated financial statements.

        The Company has determined that the above control were effectively designed and demonstrated operating effectiveness for a sufficient period of time, when considered along with other controls, to enable management to conclude that the previously reported material weakness in our internal control over financial reporting for interim reporting periods no longer exists as of December 31, 2008.

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information called for by this Item is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by this Item is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information called for by this Item is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2008, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information called for by this Item is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information called for by this Item is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed herewith as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.
By:	/s/ LARRY D. WILLARD Larry D. Willard Chief Executive Officer (Principal Executive Officer and duly authorized officer)
MARCH 16, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ LARRY D. WILLARD Larry D. Willard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009
/s/ DARREN PARMENTER Darren Parmenter	Senior Vice President (Principal Financial and Accounting Officer)	March 16, 2009
/s/ RHODES BOBBITT Rhodes Bobbitt	Director and Audit Committee Member	March 16, 2009
/s/ W. JORIS BRINKERHOFF W. Joris Brinkerhoff	Director	March 16, 2009
/s/ CHARLES R. CUMMINGS Charles R. Cummings	Director and Chairman of Audit Committee	March 16, 2009
/s/ GERALD J. FORD Gerald J. Ford	Chairman of the Board	March 16, 2009
/s/ J. MARKHAM GREEN J. Markham Green	Director and Audit Committee Member	March 16, 2009

Signature	Title	Date

Jess T. Hay	Director
/s/ WILLIAM T. HILL, JR. William T. Hill, Jr.	Director	March 16, 2009
/s/ W. ROBERT NICHOLS, III W. Robert Nichols, III	Director	March 16, 2009
/s/ C. CLIFTON ROBINSON C. Clifton Robinson	Director	March 16, 2009
/s/ JAMES R. “RANDY" STAFF James R. "Randy" Staff	Director	March 16, 2009
/s/ CARL B. WEBB Carl B. Webb	Director	March 16, 2009

Exhibit Number		Description of Exhibit
2.1		Transaction Agreement, dated April 17, 2007, by and among Affordable Residential Communities Inc., Affordable Residential Communities LP, ARC Dealership, Inc., ARC Management Services, Inc., ARCIV GV, Inc., ARCMS, Inc., ARC TRS, Inc., Salmaho Irrigation Co., Windstar Aviation Corp., ARC/DAM Management, Inc., Colonial Gardens Water, Inc., and American Riverside Communities LLC (filed as Exhibit 2.1 to Hilltop Holding Inc.'s (formerly known as Affordable Residential Communities Inc.) (the "Registrant") Current Report on Form 8-K filed on April 17, 2007, and incorporated herein by reference).
3.1	*
Articles of Amendment and Restatement of Affordable Residential Communities Inc., dated February 16, 2004, as amended or supplemented by Articles Supplementary, dated February 16, 2004, Corporate Charter Certificate of Notice, dated June 6, 2005, Articles of Amendment, dated January 23, 2007, Articles of Amendment, dated July 31, 2007, and Corporate Charter Certificate of Notice, dated September 23, 2008.
3.2		Second Amended and Restated Bylaws of Hilltop Holdings Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on March 16, 2009, and incorporated herein by reference).
4.1		Certificate of Common Stock of Hilltop Holdings Inc. (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
4.2
Certificate of 8.25% Series A Cumulative Redeemable Preferred Stock of Hilltop Holdings Inc. (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
4.3
Articles Supplementary of Affordable Residential Communities Inc. Designating a Series of Preferred Stock, dated February 16, 2004 (filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)..
4.4
Form of Warrant, dated August 9, 2000, that expires July 23, 2010 (filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-3 (File No. 333-124073) and incorporated herein by reference).
4.5
First Amended and Restated Pairing Agreement, dated February 12, 2004, by and between Affordable Residential Communities Inc. and Affordable Residential Communities LP (filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
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

Exhibit Number		Description of Exhibit
4.8.2		Form of Waiver to the Indenture, dated August 9, 2005, by and between Affordable Residential Communities LP and U.S. Bank National Association, as Trustee, with respect to the 7 1/2% Senior Exchangeable Notes Due 2025 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 17, 2007, and incorporated herein by reference).
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
10.1.1
First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities LP, dated February 11, 2004 (filed as Exhibit 10.1.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)..
10.1.2
Amendment to the First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities LP, dated July 3, 2007 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 6, 2007, and incorporated herein by reference).
10.2.1	†
Affordable Residential Communities Inc. 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-11 (File No. 333-109816) and incorporated herein by reference).
10.2.2	†
Form of Restricted Stock Grant Agreement for use under the Affordable Residential Communities Inc. 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).
10.2.3	†
Form of Affordable Residential Communities Inc. 2003 Equity Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 31, 2006, and incorporated by reference).
10.3	†
Affordable Residential Communities Inc. Management Incentive Plan (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-11 (File No. 333-109816) and incorporated herein by reference).
10.4
Third Amended and Restated Registration Rights Agreement, dated February 18, 2004, by and among Affordable Residential Communities Inc. and the parties listed on the exhibits thereto (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
10.5
Registration Rights Agreement, dated August 9, 2005, among Affordable Residential Communities LP, Affordable Residential Communities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed on August 3, 2005, and incorporated herein by reference).

Exhibit Number		Description of Exhibit
10.6		Common Stock Delivery Agreement, dated August 9, 2005, by and between Affordable Residential Communities LP and Affordable Residential Communities Inc. (filed as Exhibit 99.5 to the Registrant's Current Report on Form 8-K filed on August 9, 2005, and incorporated herein by reference).
10.7
Stock Purchase Agreement, dated October 6, 2006, by and among Affordable Residential Communities Inc., ARC Insurance Holdings Inc., C. Clifton Robinson, C.C. Robinson Property, Ltd. and the Robinson Charitable Remainder Unitrust (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on October 10, 2006, and incorporated herein by reference).
10.8
Registration Rights Agreement, dated January 31, 2007, by and between Affordable Residential Communities Inc. and C. Clifton Robinson. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 5, 2007, and incorporated herein by reference).
10.9
Stock Purchase Agreement, dated October 6, 2006, by and among Affordable Residential Communities Inc. and Flexpoint Fund, L.P. (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 10, 2006, and incorporated herein by reference).
10.10
Registration Rights Agreement, dated January 31, 2007, by and between Affordable Residential Communities Inc. and Flexpoint Fund, L.P. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 5, 2007, and incorporated herein by reference).
10.11
Investment Agreement, dated October 13, 2006, by and among Affordable Residential Communities Inc., Gerald J. Ford, ARC Diamond, LP and Hunter's Glen/Ford, Ltd. (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 16, 2006, and incorporated herein by reference).
10.12	†
Employment Agreement, dated January 31, 2007, by and among NLASCO, Inc. and C. Clifton Robinson (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2007 and incorporated herein by reference).
10.13	†
Employment Agreement, dated August 15, 2007, by and between Hilltop Holdings Inc. and Darren Parmenter (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2007 and incorporated herein by reference).
10.14
Management Services Agreement, dated as of April 28, 2008, but effective as of January 1, 2008, by and between Hilltop Holdings Inc. and Diamond A Administration Company LLC (filed as Exhibit 10.17 to the Registrant's Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference).
14.1	*	Hilltop Holdings Inc. Code of Business Conduct and Ethics.
21.1	*	List of Subsidiaries of the Registrant.
23.1	*	Consent of PricewaterhouseCoopers LLP.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit Number		Description of Exhibit
32.1	*	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

†
Exhibit is a management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Hilltop Holdings Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hilltop Holdings Inc. and its subsidiaries (the "Company") at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 16, 2009

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 and 2007

(in thousands except share and per share data)

	December 31, 2008	December 31, 2007
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $116,207 and $130,253, respectively)	$115,336	$131,904
Held-to-maturity securities, at amortized cost (fair value of $17,738 and $6,819, respectively)	16,406	6,784
Equity securities
Available for sale securities, at fair value (cost of $7,470 and $55,607, respectively)	6,826	52,336

Total investments	138,568	191,024
Cash and cash equivalents	749,376	783,008
Restricted cash	18,500	—
Accrued interest and dividends	1,551	1,497
Premiums receivable	20,462	21,287
Deferred acquisition costs	15,935	14,521
Reinsurance receivable, net of uncollectible amounts	16,944	2,692
Prepaid reinsurance premiums	4,782	3,300
Income tax receivable	24,598	—
Deferred income taxes	14,966	22,219
Goodwill	23,988	23,613
Intangible assets, definite life	11,002	12,880
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	350	533
Loan origination costs, net	3,265	3,462
Other assets	1,483	2,455

Total Assets	$1,048,770	$1,085,491

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$34,023	$18,091
Unearned premiums	68,451	68,410
Reinsurance payable	781	190
Accounts payable and accrued expenses	9,306	13,017
Income taxes payable	—	12,238
Notes payable	138,368	142,368
Dividends payable	1,719	1,719
Other liabilities	4,667	5,273

Total liabilities	257,315	261,306

Commitments and Contingencies (see Note 17)
Stockholders' Equity
Series A Preferred stock, $.01 par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2008 and 2007, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 56,455,515 and 56,461,465 shares issued and outstanding at December 31, 2008 and 2007 respectively	564	564
Additional paid-in capital	917,682	917,582
Accumulated other comprehensive loss	(985)	(1,053)
Accumulated deficit	(244,914)	(212,016)

Total stockholders' equity	791,455	824,185

Total liabilities and stockholders' equity	$1,048,770	$1,085,491

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Revenue:
Net premiums earned	$115,247	$96,804	$—
Net investment income	27,143	24,829	2,133
Net realized (losses) gains on investments	(45,992)	3,205	—
Other income	6,147	6,445	—

Total revenue	102,545	131,283	2,133

Expenses:
Loss and loss adjustment expenses	80,435	52,074	—
Policy acquisition and other underwriting expenses	43,452	30,914	—
General and administrative expenses	8,115	9,414	7,477
Depreciation and amortization	2,159	2,069	—
Interest expense	10,528	11,539	7,436

Total expenses	144,689	106,010	14,913

(Loss) Income from continuing operations before income tax benefit and allocation to minority interest	(42,144)	25,273	(12,780)
Income tax benefit (expense) from continuing operations	19,559	(10,635)	—

(Loss) Income from continuing operations before allocation to minority interest	(22,585)	14,638	(12,780)
Minority interest	—	112	178

(Loss) Income from continuing operations	(22,585)	14,750	(12,602)
Loss from discontinued operations	—	(11,124)	(36,309)
Gain on sale of discontinued operations	—	366,859	31,871
Income tax expense from discontinued operations	—	(77,744)	—
Minority interest in discontinued operations	—	494	(378)

Net (loss) income	(22,585)	293,235	(17,418)
Preferred stock dividend	(10,313)	(10,313)	(10,313)

Net (loss) income attributable to common stockholders	$(32,898)	$282,922	$(27,731)

(Loss) Income per share from continuing operations less preferred dividends
Basic (loss) income per share	$(0.58)	$0.08	$(0.52)

Diluted income (loss) per share	$(0.58)	$0.08	$(0.52)

Income (Loss) per share from discontinued operations
Basic income (loss) per share	$—	$5.02	$(0.11)

Diluted income (loss) per share	$—	$4.94	$(0.11)

(Loss) Income per share attributable to common stockholders
Basic (loss) income per share	$(0.58)	$5.10	$(0.63)

Diluted (loss) income per share	$(0.58)	$5.02	$(0.63)

Weighted average share information
Basic shares outstanding	56,453	55,421	43,681

Diluted shares outstanding	56,453	56,326	43,681

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	5,000	$119,108	40,971	$410	$791,201	$583	$(467,207)	$444,095
Net loss							(17,418)	(17,418)
Preferred stock dividends declared							(10,313)	(10,313)
Accumulated other comprehensive loss, net of tax						(583)		(583)

Total comprehensive income								(28,314)
Common stock issued to board members			14		147			147
Stock option grants					500			500
Amortization of unearned compensation					57			57
Transfer of minority interest ownership in operating partnership					(831)			(831)
Redemption of operating partnership units for common stock			361	3	3,579			3,582

Balance, December 31, 2006	5,000	$119,108	41,346	$413	$794,653	$—	$(494,938)	$419,236

Net income							293,235	293,235
Preferred stock dividends declared							(10,313)	(10,313)
Accumulated other comprehensive loss, net of tax						(1,053)		(1,053)

Total comprehensive income								281,869
Common stock issued to board members			9	—	111			111
Rights offering shares			10,000	100	78,349			78,449
Preferred partnership unit redemption			1,628	16	17,626			17,642
Share issuances			3,394	34	33,324			33,358
Stock compensation expense			—	—	1,428			1,428
Amortization of unearned compensation			—	—	121			121
Transfer of minority interest ownership in operating partnership			—	—	(1,373)			(1,373)
Premium paid to operating partnership unit holders					(7,656)			(7,656)
Redemption of operating partnership units for common stock			84	1	999			1,000

Balance, December 31, 2007	5,000	$119,108	56,461	$564	$917,582	$(1,053)	$(212,016)	$824,185

Net loss							(22,585)	(22,585)
Preferred stock dividends declared							(10,313)	(10,313)
Accumulated other comprehensive loss, net of tax						68		68

Total comprehensive loss								(32,830)
Common stock issued to board members			16		167			167
Shares redeemed			(21)		(215)			(215)
Stock compensation expense					148			148

Balance, December 31, 2008	5,000	$119,108	56,456	$564	$917,682	$(985)	$(244,914)	$791,455

The accompanying notes are an integral part of these consolidated financial statements

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007 and 2006

(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flow from operating activities
Net (loss) income	$(22,585)	$293,235	$(17,418)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,159	2,037	—
Deferred income taxes	7,216	2,837	—
Increase in unearned premiums	41	18,839	—
Increase in deferred acquisition costs	(1,414)	(14,521)	—
Realized losses (gains) on investments	45,992	(3,205)	—
Purchases of trading securities	—	(419)	—
Proceeds from sales of trading securities	—	1,046	—
Amortization of loan origination costs	197	201	191
Stock grant compensation expense	100	1,660	704
Increase in income tax receivable	(24,598)	—	—
(Decrease) increase in income tax payable	(12,238)	12,238	—
Partnership preferred unit distributions declared	—	67	1,103
Minority interest	—	(179)	(78)
Adjustments related to discontinued operations	—	(494)	85,403
Gain on sale of discontinued operations	—	(366,326)	(32,856)
Payment of income taxes related to sale of assets	—	9,599	—
(Decrease) increase in payable to related party	(613)	3,766	—
Changes in other operating assets and liabilities	(1,447)	(7,247)	—

Net cash (used in) provided by operating activities	$(7,190)	$(46,866)	$37,049

Cash flow from investing activities
NLASCO acquisition	—	(115,407)	(1,693)
Cash acquired from NLASCO	—	45,457	—
Purchase of NALICO GA	(375)	—	—
Purchases of fixed assets	(98)	(401)	—
Restricted cash	(18,500)	—	—
Purchases of available-for-sale securities	(42,864)	(117,842)	—
Purchases of held-to-maturity securities	(9,761)	(1,062)	—
Proceeds from sales of available-for-sale securities	39,829	30,541	—
Proceeds from maturities of available-for-sale securities	12,777	17,249	—
Proceeds from maturities of held-to-maturity securities	6,863	2,350	—
Proceeds from sale of assets related to discontinued operations	—	881,149	137,163

Net cash (used in) provided by investing activities	$(12,129)	$742,034	$135,470

The accompanying notes are an integral part of these consolidated financial statements

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007 and 2006

(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flow from financing activities
Cash flow from rights offering and stock issuances
Common stock rights offering	—	80,000	—
Common stock offering expenses	—	(1,551)	—
Proceeds from issuances of common stock	—	20,000	—
Proceeds from issuance of debt	—	438	—
Repayment of debt	(4,000)	(5,750)	—
Payment of preferred dividends	(10,313)	(10,313)	(10,313)
Payment of common and OP unit dividends	—	—	—
Payment of partnership preferred distributions	—	(251)	(1,103)
Repurchase of UP units	—	—	(106)
Proceeds from or payments on debt related to discontinued operations	—	(6,169)	(159,391)
Liquidation of OP Unit holders	—	(17,852)	—
Loan origination costs	—	7	(251)

Net cash (used in) provided by financing activities	(14,313)	58,559	(171,164)

Net (decrease) increase in cash and cash equivalents	(33,632)	753,727	1,355
Cash and cash equivalents, beginning of period	783,008	29,281	27,926

Cash and cash equivalents, end of period	$749,376	$783,008	$29,281

Non-cash financing and investing transactions:
Debt and other liabilities assumed in the NLASCO acquisition	$—	$136,288	$—

Redemption of OP units for common stock	$—	$18,873	$3,585

Fair value of common stock issued in the NLASCO acquisition	$—	$13,359	$—

Notes receivable issued for manufactured home sales	$—	$2,829	$5,557

Dividends declared but unpaid	$1,719	$1,719	$1,903

Supplemental cash flow information:
Cash paid for interest	$10,350	$13,375	$77,685

Cash paid for income taxes	$10,634	$69,600	$—

The accompanying notes are an integral part of these consolidated financial statements

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 and 2006

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

        Hilltop Holdings Inc., formerly known as Affordable Residential Communities Inc. ("Hilltop","HTH", or the "Company"), was organized in July 1998 as a Maryland corporation that was engaged in the acquisition, renovation, repositioning and operation of primarily all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses, all exclusively to residents in its communities.

        On January 31, 2007, we acquired all of the stock of NLASCO, Inc. ("NLASCO"), a privately held property and casualty insurance holding company. NLASCO is a Delaware corporation that specializes in providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company ("NLIC") and American Summit Insurance Company ("ASIC"). Texas comprises approximately 74% of our business, with Arizona 9%, Tennessee 6%, Oklahoma 4%, Louisiana 2%, and the remaining states in which we do business makes up the other 5%.

        On July 31, 2007, the Company sold the manufactured home communities, retail sales and financing of manufactured home businesses to American Residential Communities LLC, as discussed in Note 15, and retained ownership of NLASCO. In conjunction with this sale, the Company transferred the rights to the "Affordable Residential Communities" name, changed its name to Hilltop Holdings Inc., and moved its headquarters to Dallas, Texas. Our insurance operations are headquartered in Waco, Texas.

        Our common stock is listed on the New York Stock Exchange under the symbol "HTH". Our Series A Cumulative Redeemable Preferred Stock is listed on the New York Stock Exchange under the symbol "HTH-PA". We have no public trading history prior to February 12, 2004.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), and in conformity with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

        Operating results and cash flows of NLASCO are for the eleven months from the date of acquisition, January 31, 2007, through December 31, 2007, as compared to twelve months for 2008.

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

DECEMBER 31, 2008, 2007 and 2006

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies

Investment Securities

        Investment securities at December 31, 2008 consisted of U.S. Government, mortgage-backed, corporate debt and equity securities. We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity. Our equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Restricted Cash

        At December 31, 2008, $18.5 million of cash and cash equivalents is designated as restricted because of a guaranty provided by us with respect to a third-party loan made to a target we were pursuing. The loan of $18.2 million principal amount matured in February 2009 and is secured by auction rate securities pledged by the target. We, however, are no longer pursuing this target. There is sufficient collateral for the guaranty and, therefore, management believes no associated liability is

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

necessary. On January 5, 2009, the third party loan for which we provided a guaranty and designated as restricted cash of $18.5 million was repaid in full, thus relieving us of any further obligation.

Premiums Receivable

        Premiums receivable include premiums written and not yet collected. The Company regularly evaluates premiums receivable and establishes valuation allowances as appropriate. At December 31, 2008 and 2007, the Company determined no valuation allowance was necessary.

Deferred Acquisition Costs

        Costs of acquiring insurance vary with and are primarily related to the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income. At December 31, 2008 and 2007, there was no premium deficiency.

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

Goodwill and Other Intangible Assets

        Goodwill is the excess of cost over fair value of net assets acquired. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FAS 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Other indefinite lived intangible assets consist of $3.0 million of estimated fair value of state licenses acquired in the NLASCO purchase.

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

Loan Origination Costs

        We capitalize loan origination costs associated with financing of debt. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the repayment term of the loans. We amortized $0.2 million of loan origination costs for the years ended December 31, 2008, 2007, and 2006, which is included in interest expense. Accumulated amortization was $0.7 million and $0.5 million as of December 31, 2008 and 2007, respectively.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Other Assets

        Included in prepaid expenses and other assets are prepaid insurance of $0.8 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively. Other prepaid expenses include $0.5 million and $0.7 million held by the state as guaranty assessments for the years ended December 31, 2008 and 2007, respectively, and other miscellaneous prepaid expenses.

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

Income Taxes

        In 2005 and prior years, we operated in a manner intended to enable us to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which it distributes to its stockholders. In 2006 we revoked our election as a REIT for U.S. Federal income tax purposes. We have been in a taxable loss position since our inception and as a result we have net operating loss carry-forwards to offset operating profits and capital gains from profits from asset sales. We have established a tax provision under the rules set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109 beginning on January 1, 2006. We allocate income taxes between continuing and discontinued operations in accordance with SFAS 109, specifically paragraph 140.

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

        Effective January 1, 2007, we adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

than likely than not of being sustained upon audit, we do not recognize any portion of the benefits in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

        The cumulative effect of the adoption of the recognition and measurement provisions of FIN 48 resulted in no change to the January 1, 2007 balance of accumulated deficit. Our policy for interest and penalties related to income tax exposures is to recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of operations.

        Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. At December 31, 2007, a valuation allowance of $4.6 million, respectively, was recorded to reduce deferred tax assets to the amount expected to be recoverable. However, there was no valuation allowance recorded as of December 31, 2008.

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

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31,

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

Warrants

        On August 9, 2000, while the Company was privately held, 1,250,000 warrants were issued to all existing shareholders at the time of entering into a significant cash equity contribution agreement with a new shareholder. The warrants give each holder the right to purchase one share of our common stock at an original exercise price of $11.70 per share. The Company received no cash or other consideration from the existing shareholders for the warrants. Because the warrants were issued in conjunction with an equity contribution, they are considered a cost of equity issuance and there is no impact on the financial statements from the issuance of the warrants because all transactions are recorded within additional paid-in capital. Because the Company received no consideration for the warrants and because there was no active market for our common stock or warrants at the time of issuance in 2000, we determined that the fair value of the warrants was immaterial. The warrants outstanding expire if not exercised prior to 5:00 PM, New York City time, on July 23, 2010.

        The warrants, which represent a written call option on our common shares, originally allowed for the purchase of the Company's shares at a fixed price per share of $11.70. On January 23, 2004, in preparation for the IPO, we affected a 0.519-for-1 reverse split of our common stock. Subsequent to this, we have declared cash dividends, issued common stock, paid stock compensation to our non-management directors and redeemed 936,744 warrants in 2008 at $0.23. As a result, the exercise price per share under the outstanding warrants has been adjusted to $15.60 and the total number of shares of our common stock issuable upon exercise of all warrants was adjusted to 515 as of December 31, 2008. The closing price of our common stock was $9.74 as of December 31, 2008, significantly below the warrant exercise price of $15.60.

        The accounting for our warrants is governed by Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, or EITF 00-19. We can settle our warrants only through physical settlement or net share settlement.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

According to EITF 00-19 the initial classification and measurement is in equity at fair value. Subsequently, the Company's warrants should continue to be classified in equity with no changes in fair value being recorded after the initial measurement. The Company believes equity classification for its warrants is appropriate based upon its analysis in accordance with "The Model" outlined in EITF 00-19. The Company was not required to revalue the warrants in subsequent periods in accordance with EITF 00-19, paragraph 39. The Company will prospectively continue to re-evaluate the appropriateness of the warrants' treatment at each balance sheet date consistent with EITF 00-19.

Accumulated Other Comprehensive Income

        Amounts recorded in accumulated other comprehensive income as of December 31, 2008 represent unrecognized losses on our investment portfolio. Our comprehensive losses for the year ended December 31, 2008 was $0.5 million net of income taxes. Total accumulated other comprehensive loss as of December 31, 2008 is $1.5 million net of income taxes.

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

Statutory Accounting Practices

        NLASCO is required to report its results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices, or SAP. The significant differences between SAP and GAAP are: 1) NLASCO is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

policy as required by GAAP. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally causes a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividends from insurance companies; 2) Under SAP certain assets are designated as "non admitted" and are charged directly to unassigned surplus, whereas under GAAP, such assets are included in the balance sheet net of an appropriate valuation reserve; 3) under SAP investments are carried at amortized book value and under GAAP, certain investments are carried at fair value; 4) surplus notes are classified as capital and surplus under SAP but classified as notes payable under GAAP; 5) ceded reinsurance receivables are netted against reserves under SAP, but are classified as assets under GAAP; 6) under SAP, while statutory deferred incomes taxes are provided on temporary differences between the statutory and tax basis of assets and liabilities, statutory deferred tax assets are limited based on admissibility tests and allowed deferred income taxes are recorded in unassigned statutory surplus rather than the income statement; and 7) the statutory statement of cash flows follows a prescribed method included in the annual statement instructions issued by the National Association of Insurance Commissioners to present changes in amounts in balance sheet accounts which may not reflect actual cash flows from transaction or operations; whereas under GAAP, cash flows are presented in accordance with Financial Accounting Standards Board Statement No. 95.

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

Recently Adopted Accounting Pronouncements

        In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 had no accumulative effects on the Company's accumulated deficit. In February 2008, FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays, for one year, the effective date of SFAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. Accordingly, we deferred the adoption of SFAS 157 as it related to nonfinancial assets and liabilities until January 2009.

        In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Asset is Not Active." While this guidance states that it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales, it also clarifies that it is also not appropriate to automatically conclude that any transaction price is determinative of fair value and that determining fair value in a market that is not active depends on facts and circumstances and may require significant management judgment. This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available. The Company's policies are consistent with this guidance.

Recently Issued Accounting Pronouncements

        In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS 161). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and strives to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The scope of this Statement is the same scope as Statement 133. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company currently holds no derivative instruments and has no hedging activities; therefore, there will be no impact of adopting SFAS 161 on its financial statements.

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

        In January 2009, the FASB issued proposed FSP FAS No. 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FAS 141(R)-a). This proposed FSP would require that an asset or a liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the FSP would require that an asset or liability be recognized at the amount that would be recognized in accordance with FAS 5, Accounting for Contingencies, and FIN 14, Reasonable Estimation of the Amount of a Loss, for liabilities and an amount using a similar criteria for assets. The proposed FSP also would amend the subsequent measurement and accounting guidance and the disclosure requirements for assets and liabilities arising from contingencies in a business

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

combination. The FASB is proposing that the FSP be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe proposed FAS 141(R)-a will have a material impact on our consolidated financial statements.

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

        The results of NLASCO's operations for the eleven months ended December 31, 2007 and twelve months ended December 31, 2008 are included in these consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

2. NLASCO Acquisition and Associated Equity Issuances (Continued)

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

2. NLASCO Acquisition and Associated Equity Issuances (Continued)

        We have prepared the following unaudited pro forma income statement information as if the NLASCO acquisition had occurred on January 1, 2006. The pro forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisition on January 1, 2006 (in thousands).

	Twelve Months Ended December 31,
	2007	2006
Revenue	$126,642	$366,803
Total expenses	(115,777)	(392,723)
Interest income	17,100	2,133

Income from continuing operations before income taxes and allocation to minority interest	27,965	(23,787)
Income tax expense from continuing operations	(13,169)	3,913

Income from continuing operations before allocation to minority interest	14,796	(19,874)
Minority interest	112	523

Income continuing operations	14,908	(19,351)
Discontinued operations	279,527	19,699

Net income	$294,435	$348

Net income (loss) attributable to common stockholders	$284,122	$(9,965)

Basic income (loss) per share attributable to common stockholders	$5.13	$(0.23)

Diluted income(loss) per share attributable to common stockholders	$5.04	$(0.23)

Weighted average shares	55,421	43,681

Diluted shares outstanding	56,326	43,681

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

3. Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2008 and 2007 were as follows (in thousands).

	December 31, 2008
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$31,707	$1,835	$(738)	$32,804
Mortgage-backed securities	12,917	540	(37)	13,420
Corporate debt securities	71,583	868	(3,339)	69,112

	116,207	3,243	(4,114)	115,336
Equity securities	7,470	—	(644)	6,826

	123,677	3,243	(4,758)	122,162
Held-to-maturity securities:
Fixed maturities:
Government securities	16,406	1,332	—	17,738

	$140,083	$4,575	$(4,758)	$139,900

	December 31, 2007
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$46,274	$1,275	$(133)	$47,416
Mortgage-backed securities	12,661	155	(1)	12,815
Corporate debt securities	71,318	863	(508)	71,673

	130,253	2,293	(642)	131,904
Equity securities	55,607	—	(3,271)	52,336

	185,860	2,293	(3,913)	184,240
Held-to-maturity securities:
Fixed maturities:
Government securities	6,784	35	—	6,819

	$192,644	$2,328	$(3,913)	$191,059

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

3. Investments (Continued)

        The following table summarizes the length of time securities with unrealized losses at December 31, 2008 have been in an unrealized loss position (in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$4,488	$(738)	$—	$—	$4,488	$(738)
Mortgage-backed securities	1,520	(37)	—	—	1,520	(37)
Corporate debt securities	26,927	(2,243)	7,171	(1,096)	34,098	(3,339)

	32,935	(3,018)	7,171	(1,096)	40,106	(4,114)
Equity securities	2,696	(616)	255	(28)	2,951	(644)

	$35,631	$(3,634)	$7,426	$(1,124)	$43,057	$(4,758)

        In conjunction with the purchase of NLASCO on January 31, 2007, all "available-for-sale" securities were marked to their fair market value at that date. In the first and second quarter of 2008, the Company wrote down the value of equity securities held by HTH to market value, recorded an other than temporary impairment of $41.9 million on these securities. These securities were sold and the Company recognized an additional $79,000 realized loss on the sale of the securities in September 2008. Generally, equity securities purchased by HTH are for strategic purposes, rather than investments. For the year ended December 31, 2008, the Company wrote down securities owned by NLASCO, Inc. of $4.3 million. Management impaired one equity security for $1.1 million in the third quarter of 2008. Additionally, management impaired four equity and twelve fixed maturity securities for $1.7 million and $1.5 million in the fourth quarter of 2008, respectively. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the Company has the ability and intent to hold these securities until maturity or until the value recovers and therefore does not feel any other than temporary impairments exist as of December 31, 2008, on any security other than the securities management identified and impaired.

        Gross realized investment gains and losses for the year ended December 31, 2008 and 2007 are summarized as follows (in thousands).

	Twelve Months Ended December 31,
	2008			2007
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$433	$(1,669)	$(1,236)	$199	$(347)	$(148)
Equity securities	—	(44,756)	(44,756)	3,361	(8)	3,353

	$433	$(46,425)	$(45,992)	$3,560	$(355)	$3,205

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

3. Investments (Continued)

        Sales of available-for-sale investment securities resulted in the following during the year ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Proceeds	$39,829	$30,541

Gross gains	$433	$3,560

Gross losses	$(46,425)	$(355)

        Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities available-for-sale and held-to-maturity at December 31, 2008 and 2007 by contractual maturity is as follows (in thousands).

	December 31, 2008
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$6,998	$6,831
Due after one year through five years	46,584	46,647
Due after six years through ten years	38,259	37,457
Due after ten years	11,449	10,981
Mortgage-backed securities	12,917	13,420

	$116,207	$115,336

Held-to-maturity debt securities:
Due within one year	$165	$167
Due after one year through five years	10,874	11,738
Due after six years through ten years	5,367	5,833
Due after ten years	—	—

	$16,406	$17,738

	December 31, 2007
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$9,328	$9,338
Due after one year through five years	47,124	47,739
Due after six years through ten years	42,319	43,115
Due after ten years	18,821	18,897
Mortgage-backed securities	12,661	12,815

	$130,253	$131,904

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

3. Investments (Continued)

	December 31, 2007
	Amortized Cost	Fair Value
Held-to-maturity debt securities:
Due within one year	$5,138	$5,167
Due after one year through five years	1,228	1,234
Due after six years through ten years	—	—
Due after ten years	418	418

	$6,784	$6,819

        Net investment income for the year ended December 31, 2008, 2007, and 2006 is as follows (in thousands).

	Twelve Months Ended December 31,
	2008	2007	2006
Cash equivalents	$19,609	$18,504	$2,133
Fixed maturities	7,178	5,781	—
Equity securities	766	748	—

	27,553	25,033	2,133
Investment expenses	410	204	—

Net investment income	$27,143	$24,829	$2,133

        At December 31, 2008 and 2007, the Company had on deposit in custody for various State Insurance Departments investments with carrying values of approximately $16.4 million and $6.8 million, respectively.

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

DECEMBER 31, 2008, 2007 and 2006

4. Fair Value Measurements (Continued)

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

        The following table presents the hierarchy used by the Company by asset and liability type to determine their value at December 31, 2008 (in thousands).

	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$749,376	$749,376	$—	$—
Available-for-sale fixed maturities	115,336	—	115,021	315
Available-for-sale equity securities	6,826	6,826	—	—

Total	$871,538	$756,202	$115,021	$315

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

        The following table includes a rollforward of the amounts at December 31, 2008 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

4. Fair Value Measurements (Continued)

Fair Value Measurements using Level 3 inputs

Balance at December 31, 2007	—
Net Transfers In	1,246
Net Unrealized Losses	(273)
Realized losses	(658)

Balance at December 31, 2008	315

        There were no level 3 financial assets prior to September 30, 2008. All net unrealized losses in the table above are reflected in the accompanying financial statements. Net unrealized losses relate to those financial instruments held by the Company at December 31, 2008.

        The following table presents the carrying value and fair value of financial assets and liabilities where they differ in value at December 31, 2008 (in thousands):

	December 31, 2008
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,406	$17,738
Financial liabilities
Notes payable	$138,368	$126,426

5. Property and Equipment

        The following summarizes property and other fixed assets as of December 31, 2008 and 2007 (in thousands).

	December 31,
	2008	2007
Other equipment	$880	$782
Less accumulated depreciation	(530)	(249)

	$350	$533

        Property and equipment related to the manufactured housing business, sold effective July 31, 2007 have been reclassed to assets held for sale for all periods presented.

6. Deferred Acquisition Costs

        Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to issuing a policy incurred by NLASCO are deferred and charged against income ratably over

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

6. Deferred Acquisition Costs (Continued)

the terms of the related policies The activity in deferred acquisition costs for the twelve months ended December 31, 2008 and 2007 is as follows (in thousands).

	Year Ended December 31,
	2008	2007
Beginning of period deferred acquisition cost	$14,521	$—
Acquisition expenses	30,883	29,283
Amortization charged to income	(29,469)	(14,762)

End of period deferred acquisition costs	$15,935	$14,521

7. Goodwill and Intangible Assets

        Goodwill and intangible assets for HTH represents the excess of the cost over the fair value of the assets of NLASCO. The changes in the carrying amount of goodwill and indefinite lived intangible assets for the year ended December 31, 2008 and 2007 are as follows (in thousands):

	For the year ended December 31,
	2008		2007
	Goodwill	Indefinite Lived Intangibles	Goodwill	Indefinite Lived Intangibles
Balance at beginning of period	$23,613	$3,000	$—	$—
Acquisition activity during the year	—	—	23,613	3,000
Contingent acquisition payments	375	—	—	—
Impairments	—	—	—	—

Balance at end of period	$23,988	$3,000	$23,613	$3,000

        The Company tests goodwill and other intangible assets having an indefinite useful life for impairment on an annual basis on December 31, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the reporting unit level, which is one level below an operating segment. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

        The goodwill impairment analysis is a two-step test. The first step ("Step1"), used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The Company has estimated fair values of reporting units based on a market approach using historic, normalized actual and forecast results.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

7. Goodwill and Intangible Assets (Continued)

        The second step ("Step 2") involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

        At December 31, 2008, we determined that the estimated fair value of our reporting units exceeded their carrying values and therefore we did not perform the second step as described above. Consequently, we determined that no impairment existed with respect to goodwill and intangible assets at December 31, 2008.

        The following table reflects the balances of our definite lived intangible assets at December 31, 2008 and 2007 (in thousands):

	For the year ended December 31,
	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$6,100	$(1,727)	$6,100	$(860)
Agent relationships	3,600	(949)	3,600	(471)
Trade name	3,500	(447)	3,500	(214)
Software	1,500	(575)	1,500	(275)

Total	$14,700	$(3,698)	$14,700	$(1,820)

        Future amortization of intangible assets for the next five years is as follows (in thousands):

2009	1,761
2010	1,643
2011	1,525
2012	1,132
2013	989

7,050

        Amortization for the year ended December 31, 2008 was $1,878,000.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

8. Notes Payable

        The following table sets forth certain information regarding our debt in thousands:

	Year Ended December 31,
	2008	2007
Senior exchangeable notes due 2025, 7.50% per annum	$90,850	$90,850
Insurance company line of credit due October 2009, base rate less 0.5% per annum (5.0% at December 31, 2008)	18	4,018
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (5.53% at December 31, 2008)	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (5.48% at December 31, 2008)	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (5.48% at December 31, 2008)	7,500	7,500
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (4.83% at December 31, 2008)	20,000	20,000

	$138,368	$142,368

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

        Holders of the notes may require the OP to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest, if any, on the notes on each of

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

8. Notes Payable (Continued)

August 15, 2010, August 15, 2015, and August 15, 2020, or after the occurrence of certain corporate transactions involving HTH or the OP.

        In conjunction with the closing of the asset sale on July 31, 2007, certain holders of the Company's Senior Exchangeable Notes redeemed their holdings for cash resulting in a $5.75 million reduction in notes outstanding.

Insurance Company Line of Credit

        Our insurance subsidiary has a line of credit with a financial institution. The line allows for borrowings by NLASCO of up to $5.0 million and is secured by substantially all of NLASCO's assets. The line of credit bears interest equal to a base rate less 0.5% (5.0% at December 31, 2008), which is due quarterly. This line is scheduled to mature in October 2009. During the twelve months ended December 31, 2008, the principal balance on this note was paid down by $4.0 million. The line of credit balance payable at December 31, 2008 is $18,000.

NLIC Notes Payable

        NLIC has two unsecured $10 million notes payable to unaffiliated companies. The notes payable bear interest at three-month LIBOR plus 4.05% and three-month LIBOR plus 4.10% (5.48% and5.53% at December 31, 2008). Interest is due quarterly and principal is due at maturity in September 2033 and May 2033, respectively. The notes are subordinated in right of payment to all policy claims and other indebtedness of NLIC. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of NLIC exceeds $30 million.

ASIC Note Payable

        ASIC has an unsecured $7.5 million note payable to an unaffiliated company. The note payable bears interest at three-month LIBOR plus 4.05% (5.48% at December 31, 2008). Interest is due quarterly and principal is due at maturity in April 2034. The note is subordinated in right of payment to all policy claims and other indebtedness of ASIC. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of ASIC exceeds $15 million.

Insurance Company Notes Payable

        NLASCO has an unsecured $20 million note payable to an unaffiliated company which bears interest equal to the three-month LIBOR plus 3.40% (4.83% at December 31, 2008). Interest is due quarterly and the principal is due at maturity in March 2035.

        NLASCO's loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, and officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants as of December 31, 2008.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

8. Notes Payable (Continued)

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

Note Payable Principal Maturities

        The aggregate amount of annual principal maturities subsequent to December 31, 2008 is as follows (in thousands):

	Principal Commitments
	Fixed	Variable	Total
2008	$—	$18	$18
2013 and Thereafter	90,850	47,500	138,350

Commitments	$90,850	$47,518	$138,368

9. Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the twelve months ended December 31, 2008 and eleven months ended December 31, 2007 is as follows (in thousands).

	Year Ended December 31,
	2008	2007
Balance, beginning of year	$18,091	$18,664
Less reinsurance recoverables	(2,692)	(1,509)

Net balance, beginning of year	15,399	17,155
Incurred related to:
Current Year	80,726	53,826
Prior Period	(291)	(1,752)

Total incurred	80,435	52,074
Payments related to:
Current Year	(66,522)	(46,230)
Prior Year	(9,902)	(7,600)

Total payments	(76,424)	(53,830)
Net balance, end of year	19,410	15,399
Plus reinsurance recoverables	14,613	2,692

Balance, end of year	$34,023	$18,091

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

9. Reserve for Unpaid Losses and Loss Adjustment Expenses (Continued)

        The reserve for losses and loss adjustment expenses includes amounts that may be due to or from the sellers of NLASCO by January 2010 based on actual losses incurred applicable to the reserve as of the acquisition date. Prior year losses and payments include amounts back to the purchase of NLASCO on January 31, 2007 only, as all other prior losses and payments are the responsibility of the sellers. Incurred amounts related to prior year indicate that we were slightly redundant in incurred but not reported as of December 31, 2007, resulting in a benefit in the year ending December 31, 2008.

10. Reinsurance Activity

        NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Amounts recoverable from reinsurers related the portions of the liability for losses and LAE are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible as NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2008, reinsurance receivables have a carrying value of approximately $16.9 million. There was no allowance for uncollectible accounts as of December 31, 2008. Reinsurers with a balance in excess of 5% of our outstanding receivables at December 31, 2008 are listed below (in thousands):

Balances due from Reinsurance Companies
Federal Emergency Management Agency	$4,800
Endurance Specialty Insurance Ltd	1,620
Ariel Reinsurance Company Limited	1,227
Platinum Underwriters Reinsurance, Inc.	954

$8,601

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

10. Reinsurance Activity (Continued)

        The effect of reinsurance on premiums written and earned for the year ended December 31, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Written	Earned	Written	Earned
Premiums from direct business	$132,642	$132,017	$122,708	$103,542
Reinsurance assumed	5,352	5,936	6,539	3,847
Reinsurance ceded	(24,709)	(22,706)	(10,890)	(10,585)

Net premiums	$113,285	$115,247	$118,357	$96,804

        The effect of reinsurance incurred losses was as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Loss and Loss Adjustment (LAE) expense incurred	$148,398	$54,506
Reinsurance recoverables	(67,963)	(2,432)

Net loss and LAE incurred	$80,435	$52,074

Multi-line excess of loss coverage

        For all lines of business, ASIC's retention on any one risk for 2008 is $200,000 and NLIC's is $200,000.

Catastrophic coverage

        NLASCO has five levels of catastrophic excess of loss reinsurance providing for coverage up to $200 million in 2008 above $1.0 million in retention for ASIC and $6.0 million for NLIC. As of December 31, 2008, total retention for any one catastrophe that affects both NLIC and ASIC is limited to $6 million in the aggregate. NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage will lapse after the second or third event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year. During 2008, the first three layers can be reinstated twice for 100% of the original premium each time and the next two layers can be reinstated one time for 100% of the original premium.

        For the year ended December 31, 2008, the Company experienced three significant catastrophes that resulted in losses in excess of retention. As of December 31, 2008, the total loss and loss adjustment expenses incurred associated with Hurricane Dolly was $6.5 million; however, since the losses exceeded retention, net exposure to the Company was $6.0 million retention and $71,000 in reinstatement premiums. Total loss and loss adjustment expenses incurred associated with Hurricane Gustav was $3.5 million; however, since the losses exceeded retention, net exposure to the Company was $1.0 million retention and $459,000 in reinstatement premiums. Total loss and loss adjustment expenses incurred associated with Hurricane Ike was $72.9 million; however, since the losses exceeded

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

10. Reinsurance Activity (Continued)

retention, net exposure to the Company was $6.0 million retention and $6.4 million in reinstatement premiums.

11. Income Taxes

        At December 31, 2008, the Company had net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $46.0 million and $49.9 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2024. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

        In conjunction with the sale of the Company's manufactured housing business lines that closed on July 31, 2007, approximately $282.6 million of the Company's net operating loss carry forwards were utilized and $175.2 million of temporary taxable differences were recognized.

        As of December 31, 2008, we had a net deferred tax asset, net of liabilities, of $15.0 million. Our 35% statutory rate reflects a change from the 40% due to the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes. Insurance companies are generally not taxed in most states on income taxes as they pay premium taxes in states where they generate premium revenue.

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

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, which required the measurement of unrecognized tax benefits. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. For the period ending December 31, 2008 we had no unrecognized tax benefits.

        We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitation expire. The following is a summary of the tax years open to examination:

  U.S. Federal—2005 through 2007
  U.S. States—2004 through 2007

        As of December 31, 2008 there are no material Federal or State tax audits.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

11. Income Taxes (Continued)

        Under special IRS rules (the "Section 382 Limitation"), cumulative stock purchases by 5% shareholders exceeding 50% during a three year period can limit a company's future use of net operating losses (NOL's). We had a Section 382 ownership change in February 2004 at the time of the IPO.

        The significant components of the provision for income taxes are as follows (in thousands):

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Current tax benefit (expense)	$26,800	$—	$26,800	$(5,642)	$(77,744)	$(83,386)
Deferred tax expense	(11,844)	—	(11,844)	(4,419)	(43,402)	(47,821)
Allowance	4,603	—	4,603	(574)	43,402	42,828

Income tax expense benefit (expense)	$19,559	$—	$19,559	$(10,635)	$(77,744)	$(88,379)

        The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Tax at statutory rate	$14,751	$—	$14,751	$(8,846)	$(124,507)	$(133,353)
Permanent differences	205	—	205	(57)	21,148	21,091
State taxes	—	—	—	(1,158)	(17,787)	(18,945)
(Increase)decrease in valuation allowance	4,603	—	4,603	(574)	43,402	42,828

Income tax benefit (expense)	$19,559	$—	$19,559	$(10,635)	$(77,744)	$(88,379)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

11. Income Taxes (Continued)

tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2008	December 31, 2007
Deferred Tax Assets
Net operating loss carryforwards	$16,092	$28,600
Accrued liabilities and other	1,890	2,180
Loss and loss adjustment expense discounting	477	708
Securities available for sale	530	542
Unearned premiums	4,566	4,665
Investments	934	—
Loan origination costs	404	436
AMT credit carryforward	787	256
Valuation allowance	—	(4,603)

Total gross deferred tax assets	$25,680	$32,784

Deferred Tax Liabilities
Rental and other property, net	$29	$14
Intangible assets	4,901	5,558
Goodwill	207	171
Deferred policy acquisition costs	5,577	4,822

Total gross deferred tax liabilities	$10,714	$10,565

Net Deferred Tax Asset	$14,966	$22,219

12. Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions

Common Stock

        In accordance with SFAS No. 123(R) total compensation expense recorded in general and administrative expenses for the years ended December 31, 2008, 2007 and 2006 related to stock-based compensation was $0.2 million, $1.4 million and $0.7 million, respectively. Stock compensation expense is included as part of additional paid-in capital on the consolidated balance sheets.

        The company issued approximately 7.8 million shares for $80.0 million in a rights offering that expired on January 23, 2007, see Note 2 for more details.

        At December 31, 2008, there were no outstanding OP Units that were owned by non-affiliated limited partners. OP Units are convertible into common stock at an initial exchange ratio of one share for each OP Unit. According to the terms of the partnership agreement, the initial exchange rate of the OP Units is adjusted for certain events, including the issuance to all holders of HTH common stock of rights entitling them to purchase HTH common stock at less than their current market price. Accordingly, as a result of our rights offering in January 2007, in which we offered all holders of HTH common stock the right to purchase shares at $8.00 per share, the initial exchange rate of the OP Units

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

12. Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions (Continued)

was adjusted to approximately 1.06 shares for each OP Unit. During 2007 and 2006, we issued approximately 104,000 shares and 360,500 shares, respectively, of our common stock to redeem OP units.

        As of December 31, 2008, there were no outstanding restricted stock grants. In 2007 as a result of the Farallon Transaction the change in control provision fully vested the remaining 7,000 shares of restricted stock. Also during 2007, 2,000 shares of restricted stock were forfeited. As of December 31, 2006, there were 9,000 shares outstanding. During the year ended December 31, 2006, 3,000 shares vested.

        As of December 31, 2008, the Company has outstanding warrants to certain shareholders authorizing the purchase of up to 515 shares of common stock at $15.60 per share, as adjusted for common stock issued and dividends paid. The warrants expire on July 23, 2010. To date, no warrants have been exercised.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

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

        During 2008, 2007 and 2006, we granted 15,282, 9,432 and 14,400 common shares, respectively, to independent members of our board of directors for service rendered to the Company during the periods.

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

Stockholder Rights Plan

        On July 11, 2006, we entered into a Stockholder Rights Plan (the "Rights Plan") under which one right was distributed as a dividend for each share of our common stock held by stockholders of record as of the close of business on July 17, 2006. The Rights Plan was adopted as a means to preserve the

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

12. Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions (Continued)

use of previously accumulated net operating losses. Effective with the revocation of our REIT election in March 2006, we have been taxed as a corporation for U.S. Federal income tax purposes and our net income has been subject to taxation at regular (or alternative minimum) corporate rates without the benefit of a dividends paid deduction. We have net operating losses, or NOLs from prior years that are expected to substantially offset our taxable income, if any. Therefore, the preservation of such NOLs is the key to minimizing our U.S. Federal income tax liability. U.S. Federal income tax law imposes significant limitations on the ability of a corporation to use its NOLs to offset income in circumstances where such corporation has experienced a "change in ownership." Generally, there is a change in ownership if, at any time, one or more 5% shareholders have aggregate increases in their ownership in the corporation of more than 50 percentage points looking back over the prior three year period. One of the principal reasons for adopting the Rights Plan was to preserve the use of the NOLs by dissuading investors from aggregating ownership in HTH and triggering such a change in ownership. The Rights Plan was designed to reduce the likelihood of a change in ownership by, among other things, discouraging any person or group from acquiring additional shares such that they would beneficially own 5% or more of the outstanding shares of our common stock. The Rights Plan was not adopted in response to any effort to acquire control of the Company. Under the Rights Plan, each right initially entitled stockholders to purchase a fraction of a share of preferred stock at a purchase price of $50.00, subject to adjustment as provided in the Rights Plan. Subject to the exceptions and limitations contained in the Rights Plan, the rights generally were exercisable only if a person or group acquired beneficial ownership of 5% or more of our common stock or commenced a tender or exchange offer upon consummation of which such person or group would have beneficially owned 5% or more of our common stock.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

12. Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions (Continued)

Dividends

        The following table sets forth the cash dividends declared and paid in 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Series A Preferred Shares
2008
Date of declaration	April 9, 2008	June 12, 2008	September 30, 2008	December 22, 2008
Date of record	April 15, 2008	July 15, 2008	October 15, 2008	January 15, 2009
Date paid	April 30, 2008	July 30, 2008	October 30, 2008	January 30, 2009
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579
2007
Date of declaration	March 14, 2007	April 26, 2007	September 17, 2007	December 13, 2007
Date of record	April 13, 2007	July 13, 2007	October 15, 2007	January 15, 2008
Date paid	April 30, 2007	July 30, 2007	October 30, 2007	January 30, 2008
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579

Minority Interest

        As of December 31, 2008 and 2007, there were no minority interests outstanding in the OP.

        At December 31, 2006, minority interest consisted of 1,455,615 OP Units that were issued to various limited partners. Each OP Unit outstanding is paired with 1.9268 shares of our special voting stock (each a "Paired Equity Unit") that allows each holder to vote an OP Unit on matters as if it were a common share of our stock. Each OP Unit is redeemable for cash, or at our election, for 1.06 shares of our common stock. During the first quarter of 2007, 44,265 units were redeemed for common stock valued at approximately $0.6 million in cash. During the third quarter of 2007, 55,621 OP Units were redeemed for common stock valued at approximately $.7 million and 1,355,729 OP Units were redeemed for $17.6 million in cash, including a premium paid of $7.7 million.

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

        All retained earnings of our insurance subsidiary are unappropriated.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

13. General and Administrative Expense

        During the years ended December 31, 2008, 2007 and 2006, we incurred general and administrative expense as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Salaries and benefits	$2,009	$4,693	$2,822
Travel	76	145	710
Professional services	3,983	3,483	2,631
Management fees	1,200	—	—
Insurance	568	740	1,088
Rent	51	235	22
Other administrative expense	228	118	204

	$8,115	$9,414	$7,477

14. Discontinued Operations

        On July 31, 2007, the Company closed the sale of certain of its assets, including the operating assets of the Company's manufactured home businesses, to American Residential Communities LLC, an affiliate of Farallon Capital Management, L.L.C., Helix Funds LLC and GEM Realty Capital, Inx. The Company received gross proceeds of $889.3 million in cash, which represents the amount of the excess of the purchase price of $1.794 billion over the indebtedness assumed by American Residential Communities LLC. The Company recorded a gain on the sale of the manufactured home business of $366.9 million in 2007. In July, when this transaction occurred, the Company accrued for expenses related to the sale. As of December 31, 2007, all expenses related to the sale have been paid and the accrual was reduced, resulting in an additional $2.9 million gain on sale in the fourth quarter of 2007.

        In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," or SFAS 144 all of the operating assets of the Company's manufactured home line of business have been classified as discontinued operations. In addition, we have recast the operations for these assets as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006.

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

        For the discontinued operations, we considered a manufactured home community to be discontinued when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

14. Discontinued Operations (Continued)

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

        The following table summarizes the income statement information for the discontinued operations noted above (in thousands):

	Year Ended December 31,
	2008	2007	2006
Statement of Operations
Revenue	$—	$151,626	$253,265
Operating expenses	—	(162,750)	(289,574)

Loss from discontinued operations	$—	$(11,124)	$(36,309)

15. Employee Savings Plan

        We provide our employees a qualified retirement savings plan, or Plan designed to qualify under Section 401 of the Internal Revenue Code. The Plan allows our employees and employees of our subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. The Plan provides for matching contributions to be made by us to employee accounts at the rate of 100% of the first 3% of compensation and 50% of the next 2% of compensation. For the year ended December 31, 2008 and 2007, the Company match was $0.1 million and $0.1 million. For the year ended December 31, 2006, the Company did not provide matching contributions to employee accounts.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

16. Related Party Transactions

        On April 28, 2008, but effective as of January 1, 2008, Hilltop entered into a Management Services Agreement with Diamond A Administration Company LLC, or Diamond A, an affiliate of Gerald J. Ford, the current Chairman of the Board of the Company and the beneficial owner of 26.6% of Company common stock as of December 31, 2008. Pursuant to this Management Services Agreement, Diamond A provides certain management services to Hilltop and its subsidiaries, including, among others, financial and acquisition evaluation. These services are provided to Hilltop at a cost of $100,000 per month, plus reasonable out-of-pocket expenses. This agreement continues in effect until December 31, 2009; provided, however, either party may terminate the agreement upon thirty days' prior notice to the other. Hilltop also agreed to indemnify and hold harmless Diamond A for its performance or provision of these services, except for gross negligence and willful misconduct. Further, Diamond A's maximum aggregate liability for damages under this agreement is limited to the amounts paid to Diamond A under this agreement during twelve months prior to that cause of action.

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

        On March 8, 2007, the Company's board of directors appointed C. Clifton Robinson as a director of the Company. Mr. Robinson is the former chief executive officer of NLASCO. At the closing of the NLASCO acquisition, C. Clifton Robinson and his son, Gordon Robinson, the former vice chairman and deputy chief executive officer of NLASCO, entered into employment agreements with NLASCO. C. Clifton Robinson's employment agreement provides that he will serve as chairman of NLASCO and will be paid $100,000 per year. Gordon Robinson's employment agreement provides that he will serve as a senior advisor to NLASCO and will be paid $100,000 per year. Both employment agreements are for a one-year term with automatic one-year extensions by agreement of the parties. Both employee agreements were extended for the year ending December 31, 2008.

        As part of the NLASCO acquisition, there will be a settlement of the reserves for losses and loss adjustment expense based on the runoff of the actual NLASCO loss reserves that were in existence and

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

16. Related Party Transactions (Continued)

recorded on the NLASCO books and records as of the transaction closing date—January 31, 2007. This settlement is to occur at a date estimated to be June 30, 2010. Depending on actual experience in disposition of these claims, additional payment would be due Mr. Robinson and related selling parties if claim settlement experience is favorable relative to the original amount reserved; or if claim settlement experience is unfavorable relative to the original reserves, Mr. Robinson and related selling parties would be required to reimburse the Company for any inadequate reserve. The additional payment to Mr. Robinson and related selling parties, or refund from Mr. Robinson and related selling parties, would be 65% of the variance of actual losses versus loss reserves in existence at the transaction closing date, plus 8% interest on this balance due, accruing from the date 18 months after the transaction closing date, July 31, 2008. At December 31, 2008, the Company estimates this is currently a payable to Mr. Robinson of $3.2 million, and is reflected in our "Other Liabilities" on the consolidated Balance Sheet.

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

17. Commitments and Contingencies

        At December 31, 2008 the following table shows our outstanding commitments for leases (in thousands).

	Payments Due by Period
Lease Obligations	Less than 1 year	1-3 years	Total
Total lease obligations	$578	$43	$621

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

18. Quarterly Financial Information (Unaudited)

        Net earnings and loss per share for the first two quarters of 2007 have been recast to reflect the Farallon sale. The following is quarterly financial information for the years ended December 31, 2008 and 2007 (in thousands except per share data):

	Quarter ended
	Mar 31	Jun 30	Restated Sep 30	Dec 31
For the quarters ended 2008:
Total revenue	$19,229	$17,691	$29,751	$35,874
Total expenses	$29,914	$42,844	$45,581	$26,350
Net income (loss)	$(9,460)	$(19,008)	$(8,241)	$3,811
Basic income (loss) per share	$(0.17)	$(0.34)	$(0.15)	$0.07
Diluted income (loss) per share	$(0.17)	$(0.34)	$(0.15)	$0.07

	Mar 31	Jun 30	Sep 30	Dec 31
For the quarters ended 2007:
Total revenue	$19,433	$30,277	$38,010	$43,563
Total expenses	$20,663	$33,040	$28,350	$23,957
Net income (loss)	$(8,965)	$(9,933)	$291,653	$10,167
Basic income (loss) per share	$(0.17)	$(0.18)	$5.17	$0.18
Diluted income (loss) per share	$(0.17)	$(0.18)	$5.12	$0.18

        The Company determined that it should restate its unaudited consolidated financial statement for the quarter ended September 30, 2008, to correct the accounting for incurred losses and loss adjustment expense, resulting in our reinsurance payable being understated by $4.1 million, reinsurance receivable being understated by $1.0 million, and our loss and loss adjustment expense being understated by $3.1 million. As a result the net loss for the quarter was understated by $2.0 million, net of tax. The adjustment has been reflected in the unaudited quarterly financial information provided above and is properly reflected in the consolidated balance sheet and income statement presented herein.

        Total expenses for the quarter ended March 31, 2008 were $29.9 million as compared to $20.7 million for the quarter ended March 31, 2007. The increase is due to the fact that 2007 only includes two months of expenses as compared to three months in 2008. Additionally, the Company closed the sale of certain assets on July 31, 2007 and reclassed all operations included in this sale to discontinued, and for 2007, the discontinued loss was $5.2 million.

        Total revenue for the quarter ended June 30, 2008 was $17.7 million as compared to $30.3 million for the quarter ended June 30, 2007. The decrease is due to the net realized loss on investments of $21.6 in second quarter 2008 and partially offset by an increase of $4.9 million on net investment income due to proceeds received from the sale of our manufactured housing businesses and $4.5 increase in net earned premiums due to the effect of purchase accounting in 2007 not included in 2008. Total expenses were $42.8 million for the quarter ended June 30, 2008 as compared to $33.0 million for the quarter ended June 30, 2007. The increase is due to several non-catastrophe storms that occurred in 2008 that did not occur in 2007.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

18. Quarterly Financial Information (Unaudited) (Continued)

        Total revenue for the quarter ended September 30, 2008 was $29.8 million compared to $38.0 million for the quarter ended September 30, 2007. The decrease is due reinstatement premiums incurred related to three catastrophes of $8.2 million, $3.3 million decrease in net investment income due to higher cash balances and higher yield in 2007, and net realized loss on investments of $1.2 million in the third quarter of 2008 partially offset by $4.5 million of an increase in net earned premiums due to the effect of purchase accounting in 2007 not included in 2008. Total expenses for the quarter ended September 30, 2008 were $45.6 million and $28.4 million for the quarter ended September 30, 2007. The increase is due to losses and loss adjustment expenses related to three catastrophes of $13.0 million and the benefit received in 2007 related to the purchase accounting of $4.3 million.

        Net loss for the quarter ended September 30, 2008 was $8.2 million as compared to $291.7 million net income for the quarter ended September 30, 2007. On July 31, 2007, the Company sold certain of its assets, including the operating assets of the Company's manufactured home businesses, to American Residential Communities LLC. The Company recorded a gain on the sale of the manufactured home business of $364.3 million in the third quarter of 2007.

        Total revenue for the quarter ended December 31, 2008 was $35.9 million as compared to $43.6 million for the quarter ended December 31, 2007. The decrease is due to net realized loss on investments of $3.1 million in the fourth quarter 2008, decrease of $6.3 million of net investment income due to lower yields in 2008 and partially offset by $4.5 million of an increase in net earned premiums due to effect of purchase accounting in 2007 not included in 2008.

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

DECEMBER 31, 2008, 2007 and 2006

19. Statutory Net Income and Capital and Surplus (Continued)

        Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the year ended December 31, 2008 and 2007 (in thousands).

	Year Ended December 31,
	2008	2007
National Lloyds Insurance Company
Surplus	$85,311	$99,229
Statutory net (loss) income	$(622)	$17,092
American Summit Insurance Company
Capital and surplus	$24,135	$25,663
Statutory net income	$1,868	$4,207

20. Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO's surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid $14.0 million in dividends to NLASCO in March 2008. At December 31, 2008, the maximum dividend that may be paid to NLASCO in 2009 without regulatory approval is approximately $11.0 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2008, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the NAIC has adopted the RBC formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2008, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

21. (Loss) Income per Share

        In accordance with SFAS No. 128, Earnings per Share, our 2006 historical basic and diluted weighted average shares outstanding have been increased by a factor of approximately 1.06 to reflect the impact of our January 2007 rights offering in which ten million shares of our common stock were purchased by our stockholders at the below-market price of $8.00 per share. The following reflects the

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

21. (Loss) Income per Share (Continued)

calculation of (loss) income per share on a basic and diluted basis (in thousands, except per share information):

	Year Ended December 31,
	2008	2007	2006
(Loss) Income per share from continuing operations:
(Loss) Income from continuing operations	$(22,585)	$14,750	$(12,602)
Preferred stock dividends	(10,313)	(10,313)	(10,313)

Net (loss) income from continuing operations	$(32,898)	$4,437	$(22,915)

Basic (loss) income per share from continuing operations	$(0.58)	$0.08	$(0.52)

Diluted (loss) income per share from continuing operations	$(0.58)	$0.08	$(0.52)

Income (Loss) per share from discontinued operations:
Loss from discontinued operations	$—	$(11,124)	$(36,309)
Gain on sale of discontinued operations	—	366,859	31,871
Income expense on discontinued operations	—	(77,744)	—
Minority interest in discontinued operations	—	494	(378)

Net income (loss) from discontinued operations	$—	$278,485	$(4,816)

Basic income (loss) per share from discontinued operations	$—	$5.02	$(0.11)

Diluted income (loss) per share from discontinued operations	$—	$4.94	$(0.11)

(Loss) Income per share per common stockholders:
Net (loss) income per common stockholders	$(32,898)	$282,922	$(27,731)

Basic (loss) income per share to common stockholders	$(0.58)	$5.10	$(0.63)

Diluted (loss) income per share to common stockholders	$(0.58)	$5.02	$(0.63)

Weighted average share information:
Basic shares outstanding	56,453	55,421	43,681

Diluted shares outstanding	56,453	56,326	43,681

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Operating partnership units(a)	—	—	1,609
Preferred partnership units(b)	—	—	1,603
Stock warrants	1	937	886
Senior exchangeable Notes	6,718	6,718	6,762
Stock options	541	—	—
Restricted stock	—	—	10

Total	7,260	7,655	10,870

(a)
We redeemed 1,455,615 and 375,346 OP units in 2007 and 2006, respectively.

(b)
In January 2007, we redeemed all of the Series C PPUs.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008, 2007 and 2006

22. Segments

        On July 31, 2007, the Company closed the sale of the manufactured home communities, retail sales and financing of manufactured home businesses to American Residential Communities LLC and retained ownership of NLASCO. NLASCO operates through its wholly-owned subsidiaries, NLIC and ASIC. Given the homogenous nature of our products, the regulatory environments in which we operate, the nature of our customers and our distribution channels, we now monitor, control and manage our business lines as an integrated entity providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. Accordingly, the segment information previously provided is no longer used to monitor the company and we only disclose insurance company segment information.

Schedule I—Schedule of Investments—Other than Investments in Related Parties
(in thousands)

	December 31, 2008
Type of Investment	Cost	Market Value	Balance Sheet
Fixed maturities:
Bonds:
Unites States Government and government agencies and authorities	$14,453	$16,016	$14,773
States, municipalities and political subdivisions	53,646	55,197	55,107
All other	64,514	61,861	61,862

Total fixed maturities	$132,613	$133,074	$131,742
Equity securities:
Industrial, miscellaneous, and all other	$7,106	$6,490	$6,490
Preferred Stock	364	336	336

Total equity securities	7,470	6,826	6,826

Total investments	$140,083	$139,900	$138,568

Schedule IV—Reinsurance
(in thousands)

Premiums	For the Year Ended December 31, 2008
Gross premiums	$132,017
Ceded to other companies	(22,706)
Assumed from other companies	5,936

Net Premiums	$115,247

Percentage of amount assumed to net	5.15%

Premiums	For the Year Ended December 31, 2007
Gross premiums	$103,542
Ceded to other companies	(10,585)
Assumed from other companies	3,847

Net Premiums	$96,804

Percentage of amount assumed to net	3.97%