Form 10-K/A
period 2008-12-31
Hilltop Holdings Inc.
filed 2009-04-02
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

(Registrant’s telephone number, including area code)

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding at March 16, 2009 was 56,459,817.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2009 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

Explanatory Note

This Annual Report on Form 10-K/A (Amendment No. 1) supplements and clarifies certain disclosures contained in “Changes In Internal Control Over Financial Reporting” in Item 9A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission, or SEC, on March 16, 2009, or the Previous Filing.  The supplementation to, and clarification of, these disclosures also makes the disclosures consistent with the disclosures contained in the Company’s Form 8-K/A (Amendment No. 1), which was filed with the SEC on March 26, 2009.  Other than with respect to referencing to this document as a “Form 10-K/A” or as “Amendment No. 1,” no other information, including the financial statements, in the Previous Filing is being amended hereby.  The Previous Filing has not been updated to reflect other events occurring after the filing of the Previous Filing on March 16, 2009, or to modify or update those disclosures affected by subsequent events.  This Amendment No. 1 continues to speak as of the original filing date of the Annual Report on Form 10-K, or March 16, 2009.  Other events occurring after the original filing of the Annual Report on Form 10-K or other disclosures necessary to reflect subsequent events have been, or will be, addressed in the Company’s Current Reports on Form 8-K or Quarterly Reports on Form 10-Q, which are filed with the SEC.  In addition, pursuant to the rules promulgated by the SEC, the Previous Filing has been amended to contain currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

i

PART II

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

MANAGEMENT’S REPORT ON INTERNAL CONTORL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process defined by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears on page F-2 of the Annual Report on Form 10-K.

1

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As described below, management of the Company implemented an additional quarterly control while performing its annual internal controls that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

In connection with the restatement of the Company’s consolidated financial information for the three and nine months ended September 30, 2008, the Company determined that a material weakness in its internal control over financial reporting existed.  The existence of the material weakness at September 30, 2008 was due to the determination that the Company did not maintain effective quarterly internal controls over the accounting for incurred loss and loss adjustment expense and payments from its reinsurers.  Specifically, the Company did not maintain effective quarterly controls to ensure that its receipt of pre-payments from reinsurers were properly recorded at September 30, 2008 and its ultimate retention per catastrophic event was recorded in accordance with the underlying reinsurance contract and generally accepted accounting principles.

The Company had an effective control in place related to the matters described above for annual reporting periods.  Additionally, the Company performed a rigorous review of its retention limits under its existing reinsurance contracts in conjunction with the preparation of its annual consolidated financial statements.  Further, following the discovery of this material weakness during the performance of the Company’s annual internal controls over financial reporting for the year ended December 31, 2008 and a review of its accounting for loss and loss adjustment expenses and payment from reinsurers, the Company implemented the following additional quarterly control to remediate this material weakness:

•                  The Company designed, implemented and performed a quarterly reconciliation of loss and loss adjustment expenses recovered from reinsurers to ensure all payments are properly recorded in conjunction with the preparation of its quarterly consolidated financial statements.

The Company has determined that the above control was effectively designed and demonstrated operating effectiveness for a sufficient period of time, when considered along with other controls, to enable management to conclude that the previously reported material weakness in our internal control over financial reporting for three and nine months ended September 30, 2009, no longer exists.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.

Hilltop Holdings, Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006	F-4
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	F-5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006	F-6
	Notes to Consolidated Financial Statements	F-8

2.	Financial Statement Schedules.
Schedule I Summary of Investments — Other Than Investments in Related Parties
Schedule IV Reinsurance

3.	Exhibits. See the Exhibit Index following the signature page hereto.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

By:	/s/ DARREN PARMENTER
Darren Parmenter
Vice President - Finance
(Principal Financial Officer and duly authorized officer)

APRIL 2, 2009

3

Exhibit Number	Description of Exhibit

2.1

Transaction Agreement, dated April 17, 2007, by and among Affordable Residential Communities Inc., Affordable Residential Communities LP, ARC Dealership, Inc., ARC Management Services, Inc., ARCIV GV, Inc., ARCMS, Inc., ARC TRS, Inc., Salmaho Irrigation Co., Windstar Aviation Corp., ARC/DAM Management, Inc., Colonial Gardens Water, Inc., and American Riverside Communities LLC (filed as Exhibit 2.1 to Hilltop Holding Inc.’s (formerly known as Affordable Residential Communities Inc.) (the “Registrant”) Current Report on Form 8-K filed on April 17, 2007, and incorporated herein by reference).

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

3.2	Second Amended and Restated Bylaws of Hilltop Holdings Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 16, 2009, and incorporated herein by reference).

4.1	Certificate of Common Stock of Hilltop Holdings Inc. (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

4.2

Certificate of 8.25% Series A Cumulative Redeemable Preferred Stock of Hilltop Holdings Inc. (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

4.3

Articles Supplementary of Affordable Residential Communities Inc. Designating a Series of Preferred Stock, dated February 16, 2004 (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)..

4.4

Form of Warrant, dated August 9, 2000, that expires July 23, 2010 (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-124073) and incorporated herein by reference).

4.5

First Amended and Restated Pairing Agreement, dated February 12, 2004, by and between Affordable Residential Communities Inc. and Affordable Residential Communities LP (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

4.6	Corporate Charter Certificate of Notice, dated June 6, 2005 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-12585) and incorporated herein by reference).

4.7

Letter Agreement, dated May 20, 2005, by and between Affordable Residential Communities Inc. and Gerald J. Ford (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2005, and incorporated herein by reference).

Exhibit Index

4.8.1

Indenture, dated August 9, 2005, by and between Affordable Residential Communities LP and U.S. Bank National Association, as Trustee, regarding the 7½% Senior Exchangeable Notes Due 2025 of Affordable Residential Communities LP (filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on August 3, 2005, and incorporated herein by reference).

4.8.2

Form of Waiver to the Indenture, dated August 9, 2005, by and between Affordable Residential Communities LP and U.S. Bank National Association, as Trustee, with respect to the 7½% Senior Exchangeable Notes Due 2025 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 17, 2007, and incorporated herein by reference).

4.9.1

Rights Agreement, dated July 11, 2006, by and between Affordable Residential Communities Inc. and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2006, and incorporated herein by reference).

4.9.2

Amendment No. 1 to Rights Agreement, dated January 23, 2007, by and between Affordable Residential Communities Inc. and American Stock Transfer & Trust Company.(filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 23, 2007, and incorporated herein by reference).

10.1.1

First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities LP, dated February 11, 2004 (filed as Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference)..

10.1.2

Amendment to the First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities LP, dated July 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007, and incorporated herein by reference).

10.2.1†

Affordable Residential Communities Inc. 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-109816) and incorporated herein by reference).

10.2.2†

Form of Restricted Stock Grant Agreement for use under the Affordable Residential Communities Inc. 2003 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.2.3†

Form of Affordable Residential Communities Inc. 2003 Equity Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2006, and incorporated by reference).

10.3†

Affordable Residential Communities Inc. Management Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-109816) and incorporated herein by reference).

10.4

Third Amended and Restated Registration Rights Agreement, dated February 18, 2004, by and among Affordable Residential Communities Inc. and the parties listed on the exhibits thereto (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.5

Registration Rights Agreement, dated August 9, 2005, among Affordable Residential Communities LP, Affordable Residential Communities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on August 3, 2005, and incorporated herein by reference).

10.6

Common Stock Delivery Agreement, dated August 9, 2005, by and between Affordable Residential Communities LP and Affordable Residential Communities Inc. (filed as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on August 9, 2005, and incorporated herein by reference).

10.7

Stock Purchase Agreement, dated October 6, 2006, by and among Affordable Residential Communities Inc., ARC Insurance Holdings Inc., C. Clifton Robinson, C.C. Robinson Property, Ltd. and the Robinson Charitable Remainder Unitrust (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2006, and incorporated herein by reference).

10.8

Registration Rights Agreement, dated January 31, 2007, by and between Affordable Residential Communities Inc. and C. Clifton Robinson. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2007, and incorporated herein by reference).

10.9

Stock Purchase Agreement, dated October 6, 2006, by and among Affordable Residential Communities Inc. and Flexpoint Fund, L.P. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2006, and incorporated herein by reference).

10.10

Registration Rights Agreement, dated January 31, 2007, by and between Affordable Residential Communities Inc. and Flexpoint Fund, L.P. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 5, 2007, and incorporated herein by reference).

10.11

Investment Agreement, dated October 13, 2006, by and among Affordable Residential Communities Inc., Gerald J. Ford, ARC Diamond, LP and Hunter’s Glen/Ford, Ltd. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2006, and incorporated herein by reference).

10.12†

Employment Agreement, dated January 31, 2007, by and among NLASCO, Inc. and C. Clifton Robinson (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2007 and incorporated herein by reference).

10.13†

Employment Agreement, dated August 15, 2007, by and between Hilltop Holdings Inc. and Darren Parmenter (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2007 and incorporated herein by reference).

10.14

Management Services Agreement, dated as of April 28, 2008, but effective as of January 1, 2008, by and between Hilltop Holdings Inc. and Diamond A Administration Company LLC (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference).

14.1*	Hilltop Holdings, Inc. Code of Business Conduct and Ethics.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	Filed herewith.
†	Exhibit is a management contract or compensatory plan.