Form 10-Q
period 2009-03-31
Hilltop Holdings Inc.
filed 2009-05-08
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the Registrant's common stock outstanding at May 8, 2009 was 56,462,674.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

(in thousands, except share and per share data)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $106,033 and $116,207, respectively)	$106,136	$115,336
Held-to-maturity securities, at amortized cost (fair value of $17,711 and $17,738, respectively)	16,553	16,406
Equity securities
Available for sale securities, at fair value (cost of $7,530 and $7,470, respectively)	7,308	6,826

Total investments	129,997	138,568
Cash and cash equivalents	785,696	749,376
Restricted cash	—	18,500
Accrued interest and dividends	1,167	1,551
Premiums receivable	20,641	20,462
Deferred acquisition costs	15,981	15,935
Reinsurance recoverable, net of uncollectible amounts	15,434	16,944
Prepaid reinsurance premiums	4,491	4,782
Income taxes receivable	14,199	24,598
Deferred income taxes	13,796	14,966
Goodwill	23,988	23,988
Intangible assets, definite life	10,554	11,002
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	574	350
Loan origination costs, net	3,216	3,265
Other assets	2,041	1,483

Total Assets	$1,044,775	$1,048,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008—CONTINUED

(in thousands, except share and per share data)

(unaudited)

	March 31, 2009	December 31, 2008
Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$33,078	$34,023
Unearned premiums	68,620	68,451
Reinsurance payable	452	781
Accounts payable and accrued expenses	5,827	9,306
Notes payable	138,368	138,368
Dividends payable	1,719	1,719
Other liabilities	5,510	4,667

Total liabilities	253,574	257,315

Stockholders' Equity
Preferred stock, $.01 par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2009 and December 31, 2008; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 56,459,817 and 56,455,515 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	564	564
Additional paid-in capital	917,742	917,682
Accumulated other comprehensive loss	(77)	(985)
Accumulated deficit	(246,136)	(244,914)

Total stockholders' equity	791,201	791,455

Total liabilities and stockholders' equity	$1,044,775	$1,048,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Net premiums earned	$28,386	$29,456
Net investment income	1,761	8,370
Net realized gains (losses) on investments	93	(20,229)
Other income	1,464	1,632

Total revenue	31,704	19,229

Expenses:
Loss and loss adjustment expenses	13,776	14,453
Policy acquisition and other underwriting expenses	11,305	10,048
General and administrative expenses	1,569	2,075
Depreciation and amortization	508	555
Interest expense	2,480	2,783

Total expenses	29,638	29,914

Income (Loss) before income tax (expense) benefit	2,066	(10,685)
Income tax (expense) benefit	(710)	3,803

Net income (loss)	1,356	(6,882)

Preferred stock dividend	(2,578)	(2,578)

Net loss attributable to common stockholders	$(1,222)	$(9,460)

Loss per share attributable to common stockholders
Basic loss per share	$(0.02)	$(0.17)

Diluted loss per share	$(0.02)	$(0.17)

Weighted average share information
Basic shares outstanding	56,459	56,464

Diluted shares outstanding	56,459	56,464

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)

(unaudited)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2009	5,000	$119,108	56,456	$564	$917,682	$(985)	$(244,914)	$791,455

Net income							1,356	1,356
Preferred stock dividends declared							(2,578)	(2,578)
Accumulated other comprehensive gain, net of tax						908		908

Total comprehensive loss								(314)
Common stock issued to board members			4		40			40
Stock compensation expense					20			20

Balance, March 31, 2009	5,000	$119,108	56,460	$564	$917,742	$(77)	$(246,136)	$791,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flow from operating activities:
Net income (loss)	$1,356	$(6,882)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	508	555
Deferred income taxes	681	(4,625)
Increase in unearned premiums	169	2,595
Increase in deferred acquisition costs	(46)	(2,030)
Realized (gains) losses on investments	(93)	20,229
Amortization of loan origination costs	49	49
Stock grant compensation expense	60	81
Increase in payable to related party	50	2
Decrease in income taxes receivable	10,399	—
Decrease in income taxes payable	—	(8,909)
Changes in operating assets and liabilities	(2,472)	(4,482)

Net cash provided by (used in) operating activities	$10,661	$(3,417)

Cash flow from investing activities:
Purchases of fixed assets	(285)	(17)
Restricted cash	18,500	—
Purchases of available-for-sale securities	(60)	(10,523)
Purchases of held-to-maturity securities	(205)	(4,159)
Purchase of NALICO GA	—	(375)
Proceeds from sales of available-for-sale securities	7,367	14,985
Proceeds from maturities of available-for-sale securities	2,853	9,161
Proceeds from maturities of held-to-maturity securities	67	1,525

Net cash provided by investing activities	$28,237	$10,597

Cash flow from financing activities:
Repayment of debt	—	(4,000)
Payment of preferred dividends	(2,578)	(2,578)

Net cash used in financing activities	$(2,578)	$(6,578)

Net increase in cash and cash equivalents	36,320	602
Cash and cash equivalents, beginning of period	749,376	783,008

Cash and cash equivalents, end of period	$785,696	$783,610

Supplemental cash flow information:
Cash paid for interest	$4,096	$4,531

Cash paid for income taxes	$—	$9,731

Dividends declared but unpaid	$1,719	$1,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(unaudited)

1.    Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

        Hilltop Holdings Inc. is a holding company that is endeavoring to make opportunistic acquisitions. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. We also conduct operations in the property and casualty insurance industry through our insurance subsidiaries, National Lloyds Insurance Company and American Summit Insurance Company. National Lloyds Insurance Company commenced business in 1949 and currently operates in 14 states, with its largest market being the State of Texas. National Lloyds Insurance Company carries a financial strength rating of "A" (Excellent) by A.M. Best. American Summit Insurance Company was formed in 1955 and currently operates in 12 states, its largest market being the State of Arizona. American Summit Insurance Company carries a financial strength rating of "A-" (Excellent) by A.M. Best. Both of these insurance companies are regulated by the Texas Department of Insurance.

        Our common stock is listed on the New York Stock Exchange under the symbol "HTH". Our Series A Cumulative Redeemable Preferred Stock is listed on the New York Stock Exchange under the symbol "HTH-PA". We have no public trading history prior to February 12, 2004.

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), and in conformity with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, however, have been condensed or omitted pursuant to Article 10 of Regulation S-X. The consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

        Certain accounts have been reclassified to conform to the current period's presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended March 31, 2009 are not indicative of the results that may be expected for the year ended December 31, 2009. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies

Restricted Cash

        On January 5, 2009, the third party loan for which we provided a guaranty and designated as restricted cash of $18.5 million was repaid in full, thus relieving us of any further obligation. At March 31, 2009, we had no cash and cash equivalents designated as restricted.

Recently Adopted Accounting Pronouncements

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

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (SFAS 141(R)). This Statement will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity's first fiscal year that begins after December 15, 2008. The Company does not have any business combination transactions since the elective date; therefore, there is no impact of adopting SFAS 141(R) on its current financial statements.

        In January 2009, FASB issued FSP FAS No. 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FAS 141(R)-a). This FSP requires that an asset or a liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the FSP requires that an asset or liability be recognized at the amount that would be recognized in accordance with FAS 5, Accounting for Contingencies, and FIN 14, Reasonable Estimation of the Amount of a Loss, for liabilities and an amount using a similar criteria for assets. The FSP also amends the subsequent measurement and accounting guidance and the disclosure requirements for assets and

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

liabilities arising from contingencies in a business combination. FASB is proposing that the FSP be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not have any assets or liabilities arising from a contingency in a business combination; therefore, there is no impact of adopting FAS No. 141(R)-a on its financial statements.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51" (SFAS 160). This Statement will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008, with early adoption permitted. The Company does not have any noncontrolling interests in its consolidated financial statements; therefore, there is no impact of adopting SFAS 160 on its financial statements.

Recently Issued Accounting Pronouncements

        In April 2009, FASB issued FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, "Fair Value Measurements," to require disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, for both interim and annual periods. This standard is effective for interim and annual periods ending after June 15, 2009. Management expects this standard to have no material impact on our financial statements. We will adopt the standard effective second quarter of 2009.

        In April 2009, FASB issued FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. This standard is effective for interim periods ending after June 15, 2009. Management does not expect a material impact as a result of SFAS 115-2 and SFAS 124-2. We will adopt the standard effective second quarter of 2009.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

1.    Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP SFAS 107-1 and APB 28-1 amends SFAS 107, "Disclosures about Fair Value of Financial Instruments," to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. This standard is effective for interim and annual periods ending after June 15, 2009. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in our interim financial statements beginning with the second quarter of 2009.

2.    Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2009 and December 31, 2008 were as follows (in thousands).

	March 31, 2009
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$29,351	$1,921	$(652)	$30,620
Mortgage-backed securities	12,414	658	—	13,072
Corporate debt securities	64,268	1,217	(3,041)	62,444

	106,033	3,796	(3,693)	106,136
Equity securities	7,530	431	(653)	7,308

	113,563	4,227	(4,346)	113,444
Held-to-maturity securities:
Fixed maturities:
Government securities	16,553	1,159	(1)	17,711

	$130,116	$5,386	$(4,347)	$131,155

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

2.    Investments (Continued)

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

        The following table summarizes the length of time securities with unrealized losses at March 31, 2009 have been in an unrealized loss position (in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$916	$(188)	$1,042	$(464)	$1,958	$(652)
Corporate debt securities	20,566	(1,672)	5,362	(1,369)	25,928	(3,041)

	21,482	(1,860)	6,404	(1,833)	27,886	(3,693)
Equity securities	5,295	(596)	227	(57)	5,522	(653)

	26,777	(2,456)	$6,631	$(1,890)	$33,408	$(4,346)

Held-to-maturity securities:
Fixed maturities:
Government securities	1,636	(1)	—	—	1,636	(1)

	$28,413	$(2,457)	$6,631	$(1,890)	$35,044	$(4,347)

        Generally, equity securities purchased by HTH are for strategic purposes, rather than investments. For the quarter ended March 31, 2009, the Company did not write down or impair any securities. While all of these investments are monitored for potential impairment, our experience indicated that they generally do not present a great risk of impairment, as fair value recovers over time. Management

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

2.    Investments (Continued)

believes that the analysis of each of these investments support the view that these investments were not other-than-temporarily impaired. Evidence considered in this analysis includes the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the Company has the ability and intent to hold these securities until maturity or until the value recovers and, therefore, does not believe any other-than-temporary impairments exist as of March 31, 2009.

        Gross realized investment gains and losses for the three months ended March 31, 2009 and 2008 are summarized as follows (in thousands).

	Three Months Ended March 31,
	2009			2008
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$168	$(75)	$93	$98	$(13)	$85
Equity securities	—	—	—	—	(20,314)	(20,314)

	$168	$(75)	$93	$98	$(20,327)	$(20,229)

        Sales of available-for-sale investment securities resulted in the following during the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Proceeds	$7,367	$14,985

Gross gains	$168	$98

Gross losses	$(75)	$(20,327)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

2.    Invesments (Continued)

        Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities of available-for-sale and held-to-maturity securities at March 31, 2009 and December 31, 2008, by contractual maturity are as follows (in thousands).

	March 31, 2009
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$7,213	$7,150
Due after one year through five years	45,326	45,965
Due after six years through ten years	29,893	28,919
Due after ten years	11,187	11,030
Mortgage-backed securities	12,414	13,072

	$106,033	$106,136

Held-to-maturity debt securities:
Due within one year	$1,786	$1,802
Due after one year through five years	9,467	10,196
Due after six years through ten years	5,300	5,713
Due after ten years	—	—

	$16,553	$17,711

	December 31, 2008
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$6,998	$6,831
Due after one year through five years	46,584	46,647
Due after six years through ten years	38,259	37,457
Due after ten years	11,449	10,981
Mortgage-backed securities	12,917	13,420

	$116,207	$115,336

Held-to-maturity debt securities:
Due within one year	$165	$167
Due after one year through five years	10,874	11,738
Due after six years through ten years	5,367	5,833
Due after ten years	—	—

	$16,406	$17,738

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

2.    Invesments (Continued)

        Net investment income for the three months ended March 31, 2009 and 2008 is as follows (in thousands).

	Three Months Ended March 31,
	2009	2008	Change
Cash equivalents	$210	$6,495	$(6,285)
Fixed maturities	1,564	1,753	(189)
Equity securities	69	268	(199)

	1,843	8,516	(6,673)
Other income net of expenses	(82)	(146)	64

Net investment income	$1,761	$8,370	$(6,609)

        At March 31, 2009, the Company had on deposit in custody for various State Insurance Departments investments with carrying values totaling $16.6 million.

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

        The capital and credit markets have been experiencing volatility and disruption for more than 12 months. The downward pressure has negatively affected the performance of our investments, which has resulted in the write-down of investments in previous periods. These write-downs, when determined to be other than temporary, reduce our earnings for that period. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience additional losses on our investments and reductions to earnings.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

3.    Fair Value Measurements (Continued)

        The following table presents the hierarchy used by the Company by asset and liability type to determine their fair value at March 31, 2009 (in thousands).

	As of March 31, 2009
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$785,696	$785,696	$—	$—
Available-for-sale fixed maturities	106,136	—	103,900	2,236
Available-for-sale equity securities	7,308	7,308	—	—

Total	$899,140	$793,004	$103,900	$2,236

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$749,376	$749,376	$—	$—
Available-for-sale fixed maturities	115,336	—	115,021	315
Available-for-sale equity securities	6,826	6,826	—	—

Total	$871,538	$756,202	$115,021	$315

Level 1 financial assets

        The Company's Level 1 investments are limited to cash and cash equivalent balances and actively-traded equity securities. Cash and cash equivalents are carried at amortized cost, which approximates fair value. Fair value of actively traded debt and equity securities are based on unadjusted quoted market prices.

Level 2 financial assets

        Most of the Company's fixed maturity securities are classified in Level 2, including private and corporate debt securities, federal agency and municipal bonds, and non-government mortgage and asset-backed securities. Fair values of inactively traded fixed maturity and equity securities are based on quoted market prices of identical or similar securities or based on observable inputs, such as interest rates, using either a market or income valuation approach and are generally classified as Level 2.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

3.    Fair Value Measurements (Continued)

        The following table includes a rollforward of the amounts at March 31, 2009 for financial instruments classified within Level 3. The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Fair Value Measurements using Level 3 inputs
(in thousands)
Balance at December 31, 2008	$315
Net Transfers In	2,506
Purchases	—
Sales	—
Realized Gains	—
Change in Unrealized Losses	(585)

Balance at March 31, 2009	$2,236

        During the three months ended March 31, 2009, the Company had net transfers of $2.5 million in commercial mortgage-backed securities that were classified within Level 2 and transferred to Level 3. The transfer was primarily due to the trading inactivity in the commercial mortgage-backed securities market during the three months ended March 31, 2009.

        All net unrealized losses in the table above are reflected in the accompanying financial statements. Net unrealized losses relate to those financial instruments held by the Company at March 31, 2009. The Company did not hold any financial instruments classified within level 3 during and as of the three months ending March 31, 2008.

        The following table presents the carrying value and fair value of assets and liabilities where they differ in value at March 31, 2009 (in thousands):

	March 31, 2009
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,553	$17,711
Financial liabilities
Notes payable	$138,368	$134,094

	December 31, 2008
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,406	$17,738
Financial liabilities
Notes payable	$138,368	$126,426

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

4.    Property and Equipment

        The following summarizes property and other fixed assets as of March 31, 2009 and December 31, 2008 (in thousands).

	March 31, 2009	December 31, 2008
Other equipment	$1,165	$880
Less accumulated depreciation	(591)	(530)

	$574	$350

5.    Deferred Acquisition Costs

        Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to issuing a policy, incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies. The activity in deferred acquisition costs for the three months ended March 31, 2009 is as follows (in thousands).

	Three Months Ended March 31,
	2009	2008
Beginning of period deferred acquisition cost	$15,935	$14,521
Acquisition expenses deferred	7,598	7,887
Amortization charged to income	(7,552)	(5,857)

End of period deferred acquisition costs	$15,981	$16,551

6.    Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the three months ended March 31, 2009 is as follows (in thousands).

	Three Months Ended March 31,
	2009	2008
Balance at January 1	$34,023	$18,091
Less reinsurance recoverables	(14,613)	(2,692)

Net balance at January 1	19,410	15,399
Incurred related to:
Current Year	14,862	14,175
Prior Year	(1,086)	278

Total incurred	13,776	14,453
Payments related to:
Current Year	(5,999)	(6,825)
Prior Year	(7,906)	(4,798)

Total payments	(13,905)	(11,623)
Net balance at March 31	19,281	18,229
Plus reinsurance recoverables	13,797	2,610

Balance at March 31	$33,078	$20,839

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

6.    Reserve for Unpaid Losses and Loss Adjustment Expenses (Continued)

        The reserve for losses and loss adjustment expenses includes amounts that may be due to the sellers of NLASCO by January 2010 based on actual losses incurred applicable to the reserve as of the acquisition date. Prior year losses and payments include amounts back to the purchase of NLASCO on January 31, 2007 only, as all other prior losses and payments are the responsibility of the sellers. Incurred amounts related to prior years indicate that we were slightly redundant in incurred but not reported as of December 31, 2008, resulting in a benefit in the quarter ending March 31, 2009.

7.    Reinsurance Activity

        NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and loss adjustment expenses ("LAE") and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Amounts recoverable from reinsurers related the portions of the liability for losses and LAE are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2009, we had reinsurance recoverables with no allowance of approximately $15.4 million.

        The effect of reinsurance on premiums written and earned for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31, 2009		March 31, 2008
	Written	Earned	Written	Earned
Premiums from direct business	$31,471	$32,410	$32,562	$30,683
Reinsurance assumed	1,187	1,285	1,356	1,657
Reinsurance ceded	(3,969)	(5,309)	(3,402)	(2,884)

Net premiums	$28,689	$28,386	$30,516	$29,456

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

7.    Reinsurance Activity (Continued)

        The effect of reinsurance incurred losses was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Loss and loss adjustment expense (LAE) incurred	$16,807	$15,553
Reinsurance recoverables	(3,031)	(1,100)

Net loss and LAE incurred	$13,776	$14,453

Multi-line excess of loss coverage

        For all lines of business, ASIC's retention on any one risk for 2009 is $200,000 and NLIC's is $200,000.

Catastrophic coverage

        NLASCO has five levels of catastrophic excess of loss reinsurance providing for coverage up to $200 million in 2009 above $1.0 million in retention for ASIC and $6.0 million for NLIC. Total retention for any one catastrophe that affects both NLIC and ASIC is limited to $6 million in the aggregate. NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage will lapse after the second or third event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year. During 2009, the first three layers can be reinstated once for 100%, 115% and 120% respectively, of the original premium each time and the next two layers can be reinstated one time for 100% of the original premium.

8.    Income Taxes

        At March 31, 2009, the Company had net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $43.9 million and $44.8 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2024. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

        As of March 31, 2009, we had a deferred tax asset, net of liabilities, of $13.8 million. Our 35% statutory rate is due to the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes. Insurance companies are generally not taxed in most states on income, as they pay premium taxes in states where they generate premium revenue.

        As a result of the allocation of the purchase price for the real estate assets we sold in 2007 by the purchaser, we reallocated $34.1 million of gain recognized to those assets in the quarter ended September 30, 2008, the period in which the purchase price allocation was finalized. This reallocation allowed us to utilize $34.1 million of our net operating loss carry forwards, which reduced our deferred tax asset by $11.9 million and increased our income tax receivable by the same amount. In addition, we

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

8.    Income Taxes (Continued)

were able to utilize $13.2 million of net operating losses that previously were limited under special IRS rules (the "Section 382 Limitations"), resulting in a deferred tax benefit of $4.6 million.

        FASB Interpretation No. 48 requires the measurement of unrecognized tax benefits. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. For the three months ended March 31, 2009, we had no unrecognized tax benefits.

        We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. The following is a summary of the tax years open to examination:

        U.S. Federal—2005 through 2008
        U.S. States—2004 through 2008

        As of March 31, 2009, there are no Federal tax audits underway, but there are two state audits in process. The Company expects no material impact on its financials as a result of these state tax audits.

        Under the Section 382 Limitation, cumulative stock purchases by 5% shareholders exceeding 50% during a three year period can limit a company's future use of net operating losses (NOL's). We had a Section 382 ownership change in February 2004 at the time of our initial public offering.

        The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Current tax expense	$(30)	$(873)
Deferred tax (expense) benefit	(680)	4,676

Income tax (expense) benefit	$(710)	$3,803

        The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Tax at statutory rate	$(723)	$3,740
Permanent differences	13	63

Income tax (expense) benefit	$(710)	$3,803

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

8.    Income Taxes (Continued)

tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	March 31, 2009	December 31, 2008
Deferred Tax Assets:
Net operating loss carryforwards	$15,367	$16,092
Accrued liabilities and other	1,931	1,890
Loss and loss adjustment expense discounting	475	477
Securities available for sale	42	530
Unearned premiums	4,489	4,566
Investments	866	934
Loan origination costs	395	404
AMT credit carryforward	829	787

Total gross deferred tax assets	$24,394	$25,680

Deferred Tax Liabilities:
Rental and other property, net	$29	$29
Intangible assets	4,744	4,901
Goodwill	232	207
Deferred policy acquisition costs	5,593	5,577

Total gross deferred tax liabilities	$10,598	$10,714

Net Deferred Tax Asset	$13,796	$14,966

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

9.    Statutory Net Income and Capital and Surplus (Continued)

        Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the three months ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended March 31,
	2009	2008
National Lloyds Insurance Company
Capital and surplus	$87,265	$91,999
Statutory net income	$2,720	$3,821
American Summit Insurance Company
Capital and surplus	$25,086	$23,827
Statutory net income	$900	$984

10.    Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO's surplus, as shown by its last statement on file with the Commissioner, or 100% of net income for such period. The subsidiaries paid $14.0 million in dividends to NLASCO in March 2008. At March 31, 2009, the maximum dividend that may be paid to NLASCO in 2009 without regulatory approval is approximately $10.8 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2009, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the NAIC has adopted the risk based calculation ("RBC") formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk (RBC ratio), interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2009, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(unaudited)

11.    Equity and Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis (in thousands, except per share information).

	Three Months Ended March 31,
	2009	2008
Loss per share from operations
Income (loss) from operations	$1,356	$(6,882)
Preferred stock dividends	(2,578)	(2,578)

Loss from operations	$(1,222)	$(9,460)

Basic loss per share from operations	$(0.02)	$(0.17)

Diluted loss per share from operations	$(0.02)	$(0.17)

Loss per share available to common stockholders:
Loss available to common stockholders	$(1,222)	$(9,460)

Basic loss per share available to common stockholders	$(0.02)	$(0.17)

Diluted loss per share available to common stockholders	$(0.02)	$(0.17)

Weighted average share information:
Basic shares outstanding	56,459	56,464

Diluted shares outstanding	56,459	56,464

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Stock warrants	1	937
Senior exchangeable Notes	6,718	6,718
Stock options	541	541

Total	7,260	8,196

        On March 12, 2009, the board of directors declared a quarterly cash dividend of $0.515625 per share on the Company's Series A Cumulative Redeemable Preferred Stock. The dividend was paid on April 30, 2009 to shareholders of record on April 15, 2009. The Board reviews the payment of dividends on a quarterly basis.

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

        Unless the context otherwise indicates, all references in this Management's Discussion and Analysis and Financial Condition and Results for Operations, or MD&A, to the "Company", "Hilltop", "HTH", "we","us", "our" or "ours" or similar words are to Hilltop Holdings Inc. (formerly known as Affordable Residential Communities Inc.) and its direct and indirect wholly-owned subsidiaries.

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

        For a further discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2009. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and those risk factors, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to, or effects on, us and our business or operations. Forward-looking statements made in this report speak as of the date of this report or as of the date specifically referenced in any such statement set forth in this report. We undertake no obligation to update or revise any forward-looking statements in this report.

GENERAL STRUCTURE OF THE COMPANY

        We are a holding company that is endeavoring to make opportunistic acquisitions or a business combination. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. At March 31, 2009, Hilltop and its operating partnership, Affordable Residential Communities LP, had approximately $736 million of available cash and cash equivalents that could be used for this purpose. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

        Hilltop indirectly owns all of the outstanding shares of NLASCO, Inc., or NLASCO. NLASCO, in turn, owns National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC, both of which are licensed property and casualty insurers operating in multiple states. In addition, NLASCO also owns the NALICO General Agency that operates in Texas. NLIC commenced business in 1949 and currently operates in 14 states with its largest market being the State of Texas. NLIC carries a financial strength rating of "A" (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 12 states, its largest market being the State of Arizona. ASIC carries a financial strength rating of "A-" (Excellent) by A.M. Best. Both of these companies are regulated by the Texas Department of Insurance.

        Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol "HTH". Our Series A Cumulative Redeemable Preferred Stock is listed on the NYSE under the symbol "HTH-PA".

OVERVIEW OF RESULTS

        For the three months ended March 31, 2009, net loss attributable to common stockholders was $1.2 million, or $0.02 per share, as compared to a net loss of $9.5 million, or $0.17 per share, for the same period in 2008. Income from operations accounted for $1.4 million of the net loss attributable to common stockholders for the three months ended March 31, 2009, compared to $6.9 million of the net loss for the three months ended March 31, 2008. Net income from operations increased by $8.3 million for the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to the loss on investment of $20.2 million ($13.1 million net of tax) recorded for equity securities held at HTH at March 31, 2008. This was partially offset by lower investment income of $6.6 million,

$4.3 million net of tax, generated on the cash at HTH, due to lower interest rates on investments in 2009.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

        Strategic Acquisitions.    Hilltop is seeking to make opportunistic acquisitions with its cash and, if necessary or appropriate, from additional equity or debt financing sources.

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

        Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned NLIC a financial strength rating of "A" (Excellent) and ASIC a rating of "A-" (Excellent). An "A" rating is the third highest of 15 rating categories used by A.M. Best, and an "A-" rating is the fourth highest of 15 rating categories. In evaluating a company's financial and operating performance, A.M. Best reviews a company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and loss adjustment expenses, or LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best's expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings.

Critical Accounting Policies and Estimates

        The Company has prepared its unaudited consolidated financial statements in accordance with generally accepted accounting principles, or GAAP, which require certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, however, have been condensed or omitted pursuant to Article 10 of Regulation S-X. A summary of HTH's significant accounting policies has been provided in its Form 10-K for the year ended December 31, 2008. Summarized below are those accounting policies that require the most difficult, subjective or complex judgments and that have the most significant impact on HTH's financial condition and results of operations. Management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

        Losses and Loss Adjustment Expenses.    The liability for losses and loss adjustment expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. The amount of loss reserves for reported claims is based primarily on a case-by-case evaluation of the type of risk involved, knowledge of the circumstances surrounding each claim and the insurance policy provisions relating to the type of loss. The amounts of loss reserves for unreported claims and loss adjustment expenses are determined using historical information, as adjusted to current conditions.

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

        Deferred Acquisition Costs.    Costs of acquiring insurance vary with, and are primarily related to, the production of new and renewal business and principally consist of commissions, premium taxes and underwriting expenses. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At March 31, 2009, there was no premium deficiency.

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

        Reinsurance.    In the normal course of business, the Company seeks to reduce losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE are reported as assets. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurance policy.

        The Company accounts for reinsurance contracts under the provisions of Statement of Financial Accounting Standards ("SFAS"), No. 113, "Accounting and Reporting for Reinsurance on Short-Duration and Long-Duration Contracts." Net premiums earned, losses and LAE, and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Reinsurance assumed from other companies, including assumed premiums written and earned and losses and LAE, is accounted for in the same manner as direct insurance written.

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

        Goodwill and Other Indefinite Lived Intangible Assets.    Goodwill for HTH represents the excess of the cost over fair value of assets of NLASCO. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

        Revenue.    Revenue for the three months ended March 31, 2009 was $31.7 million, as compared to $19.2 million for the same period in 2008. The significant difference was due to a net realized loss of $20.2 million in the quarter ending March 31, 2008. Net premiums earned were $28.4 million for the first quarter in 2009, as compared to $29.5 million for the same period in 2008. Net investment income was $1.8 million for the first quarter of 2009, as compared to $8.4 million for the same period in 2008, primarily due to higher yields on cash balances in 2008. Other income was $1.5 million for the first quarter in 2009, as compared to $1.6 million for the first quarter in 2008.

        Underwriting Results.    The following table shows the components of the Company's underwriting gain for the three months ended March 31, 2009 and 2008. The Company's underwriting gain consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Three Months Ended March 31,
	2009	2008	Change	% Change
Direct premiums written	$31,471	$32,562	$(1,091)	-3.4%

Net premiums written	$28,689	$30,516	$(1,827)	-6.0%

Net premiums earned	$28,386	$29,456	$(1,070)	-3.6%
Loss and LAE	13,776	14,453	(677)	-4.7%
Policy acquisition and other underwriting expenses	11,305	10,048	1,257	12.5%

Underwriting gain	$3,305	$4,955	$(1,650)	-33.3%

Agency Expenses	$(520)	$(618)	$98	15.9%

Loss and LAE ratio	48.5%	49.1%	-0.6%
Policy acquisition and other underwriting expense less agency expense ratio	38.0%	32.0%	6.0%
Combined ratio	86.5%	81.1%	5.4%

        The Company seeks to operate at a combined ratio of no greater than 85.0%. Loss ratios are ratios that express the relationship of losses to premiums. The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period. The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period. Combined ratio gives you the sum of both previous ratios.

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

        Direct premiums written by major product line for the three months ended March 31, 2009 and 2008, are presented in the table below (in thousands):

	Three Months Ended March 31,
	2009	2008	Change	% Change
Direct Premiums Written:
Homeowners	$12,709	$13,639	$(930)	-6.8%
Fire	11,651	12,118	(467)	-3.9%
Mobile Home	5,576	5,297	279	5.3%
Commercial	1,465	1,456	9	0.6%
Other	70	52	18	34.6%

	$31,471	$32,562	$(1,091)	-3.4%

        Total direct premiums written decreased for the three months ended March 31, 2009 for two insurance products, homeowners and fire, due to the overall soft insurance market.

        Net premiums written by major product line for the three months ended March 31, 2009 and 2008, are presented in the table below (in thousands):

	Three Months Ended March 31,
	2009	2008	Change	% Change
Net Premiums Written
Homeowners	$11,585	$12,782	$(1,197)	-9.4%
Fire	10,621	11,357	(736)	-6.5%
Mobile Home	5,083	4,964	119	2.4%
Commercial	1,336	1,365	(29)	-2.1%
Other	64	48	16	33.3%

	$28,689	$30,516	$(1,827)	-6.0%

        Total net premiums written decreased for the three months ended March 31, 2009 for all insurance products, except for mobile home and other, due to the direct result of lower volume of direct written premiums and increase in catastrophe reinsurance costs.

        Net premiums earned by major product line for the three months ended March 31, 2009 and 2008, are presented in the table below (in thousands):

	Three Months Ended March 31,
	2009	2008	Change	% Change
Net Premiums Earned:
Homeowners	$11,463	$12,927	$(1,464)	-11.3%
Fire	10,509	11,252	(743)	-6.6%
Mobile Home	5,029	3,883	1,146	29.5%
Commercial	1,322	1,330	(8)	-0.6%
Other	63	64	(1)	-1.6%

	$28,386	$29,456	$(1,070)	-3.6%

        Net premiums earned for the three months ended March 31, 2009 were down $2.6 million, as compared to 2008 offset by purchase accounting of $1.5 million in the three months ended March 31,

2008. The decrease in earned premium is primarily due to the direct result of lower volume of direct written premiums in 2008 and earned in 2009 due to a soft market.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008	Change	% Change
Amortization of deferred policy acquisition costs	$7,552	$6,043	$1,509	25.0%
Other underwriting expenses	3,753	4,005	(252)	-6.3%

Total policy acquisition and other underwriting expenses	11,305	10,048	1,257	12.5%
Agency expenses	(520)	(618)	98	-15.9%

Total policy acquisition and other underwriting expenses less agency expenses	$10,785	$9,430	$1,355	14.4%

Net premiums earned	$28,386	$29,456	$(1,070)	-3.6%

Expense ratio	38.0%	32.0%	6.0%

        Total policy acquisition and other underwriting expenses are up $1.3 million due to the increase in amortization of deferred acquisition costs of $1.5 million due to purchase accounting based on additional unearned premium.

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the three months ended March 31, 2009 and 2008 of 48.5% and 49.1%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner.

        General and Administrative Expense.    General and administrative expense for the three months ended March 31, 2009 was $1.6 million, as compared to $2.1 million for the three months ended March 31, 2008, a decrease of $0.5 million, or 24%. This decrease was mainly due to decreases in salaries, benefits and professional fees, which were partially offset by an increase in directors fees.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended March 31, 2009 was $508 thousand, as compared to $555 thousand for the three months ended March 31, 2008, a decrease of 8.5%.

        Interest Expense.    Interest expense for the three months ended March 31, 2009 was $2.5 million, as compared to $2.8 million for the three months ended March 31, 2008, a decrease of $0.3 million, or 11%. The decrease in interest expense is due to the pay down of debt in the first quarter of 2008 and lower rates on our variable rate debt.

        Income Taxes.    The Company had a $0.7 million income tax expense for the three months ended March 31, 2009, compared to $3.8 million benefit for the same period in 2008. The expense in 2009 is primarily due to the tax expense related to the income from the insurance operations of $1.9 million. The benefit in 2008 is primarily due to the tax benefit recorded as a result of a realized loss on the other than temporary impairment on investments of $7.1 million, less the tax expense related to operations of $3.3 million.

        Preferred Stock Dividend.    On March 12, 2009, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A

Preferred Stock, payable April 30, 2009, amounting to $2.6 million. For the quarter ended March 31, 2008, the dividend declared also was $0.5156 per share, or $2.6 million.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $1.2 million for the three months ended March 31, 2009, as compared to net loss of $9.5 million for the three months ended March 31, 2008. The principal reason for the loss in the first quarter of 2008 is due to the write-down on stock held by HTH of $20.3 million, which was partially offset by lower interest income generated on the cash from balances at HTH, due to lower interest rates in 2009.

LIQUIDITY AND CAPITAL RESOURCES

General

        Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1,045 million at March 31, 2009. At March 31, 2009, the Company had invested approximately $737 million in overnight deposits at JP Morgan Chase, Bank of America, and Wells Fargo. These investments are in excess of the Federal Deposit Insurance Corporation insurance limit, however, the Company does not believe that it is exposed to any significant credit risk on cash as a result of the guaranty provided by the FDIC with respect to non-interest bearing accounts.

        Hilltop is seeking to make opportunistic acquisitions with its available cash and, if necessary or appropriate, from additional equity or debt financing sources.

        At March 31, 2009, we had approximately $785.7 million of cash and cash equivalents and $130.0 million of investments, as compared to $749.4 million of cash and cash equivalents and $138.6 million of investments as of December 31, 2008.

        As of March 31, 2009, our short-term liquidity needs included (a) funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), (b) funds to pay our insurance claims and (c) funds to service our debt.

Restrictions on Dividends and Distributions

        Aside from investment income on Hilltop's invested assets and available cash, as a holding company, Hilltop relies on dividends and other permitted distributions from its subsidiaries. The payment of dividends from Hilltop's insurance subsidiaries, NLIC and ASIC, are subject to significant limitations under debt agreements, which limit their ability to declare and pay dividends in the event of a default.

        Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner and Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, or 100% of net income for such period. NLIC and ASIC paid dividends totaling $14.0 million to NLASCO in March 2008. At March 31, 2009, the maximum additional dividends that may be paid to NLASCO in 2009 without regulatory approval is approximately $10.8 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2009, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or "RBC", requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2009, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

        We believe that restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to carry out our normal business activities, including dividend payments on our Series A cumulative redeemable preferred stock and debt payments on our senior exchangeable notes.

Sources and Uses of Funds

        Our liquidity requirements are met primarily by positive cash flow from our normal operations, available cash, and investment activity. Primary sources of cash from insurance operations are premiums and other considerations, net investment income and investment sales and maturities. Primary uses of cash include payments of benefits, operating expenses, and purchases of investments.

        Our primary investment objective is to preserve capital. Our strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constitute $908.4 million, or 99.2%, of our investments at March 31, 2009. Although there is no intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

        Our investment committee meets regularly to review the portfolio performance and investment markets in general. Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        Cash provided by operations was $10.7 million for the three months ended March 31, 2009, primarily due to receipt of an income tax refund of $10.3 million. Cash used in operations was $3.4 million for the three months ended March 31, 2008, due to the payment of $9.7 million in state income taxes.

        Cash provided by investing activities was $28.2 million in the three months ended March 31, 2009, compared with cash provided by investing activities of $10.6 million in the same period in 2008. The cash provided by investing activities for the three months ended March 31, 2009 is primarily due to the repayment of the third party loan for which we provided guaranty and had designated $18.5 million of restricted cash. Cash provided by investing activities for the three months ended March 31, 2008 was due to proceeds from sales and maturities of investments, offset by investment purchases.

        Cash used in financing activities was $2.6 million for the three months ended March 31, 2009, compared with cash used in financing activities of $6.6 million in the same period in 2008. The decrease in cash used in financing activities was due primarily to the repayment of $4.0 million in debt in 2008.

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

Inflation

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2009 and 2008. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves
(in thousands)
2009	$27,454
2010	3,639
2011	992
2012	331
2013	331
Thereafter	331

$33,078

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2009, we had no derivative financial instruments.

        As of March 31, 2009, our total debt outstanding was approximately $138.4 million, comprised of approximately $90.9 million, or 65.7%, of indebtedness subject to fixed interest rates and approximately $47.5 million, or 34.3% of our total consolidated debt, subject to variable interest rates.

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

        The fair value of debt outstanding as of March 31, 2009 was approximately $134.1 million.

        The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2009 (in thousands).

	Principal Commitments
	Fixed	Variable	Total
2009	$—	$18	$18
2013 and Thereafter	90,850	47,500	138,350

Commitments	$90,850	$47,518	$138,368

ITEM 4.    CONTROLS AND PROCEDURES

        (a)   Disclosure Controls and Procedures. The Company's management, with the supervision and participation of the Company's Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the design and operation of Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 5.    EXHIBITS

  (a)
  Exhibits:

    See Exhibit Index

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.
Date: May 8, 2009
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