Form 10-Q
period 2009-06-30
Hilltop Holdings Inc.
filed 2009-08-07
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the Registrant's common stock outstanding at August 7, 2009 was 56,482,952.

 HILLTOP HOLDINGS INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

(in thousands, except share and per share data)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $600,742 and $116,207, respectively)	$603,968	$115,336
Held-to-maturity securities, at amortized cost (fair value of $17,562 and $17,738, respectively)	16,809	16,406
Equity securities
Available for sale securities, at fair value (cost of $7,589 and $7,470, respectively)	7,962	6,826

Total investments	628,739	138,568
Cash and cash equivalents	278,242	749,376
Restricted cash	—	18,500
Accrued interest and dividends	1,328	1,551
Premiums receivable	22,805	20,462
Deferred acquisition costs	16,714	15,935
Reinsurance recoverable, net of uncollectible amounts	18,284	16,944
Prepaid reinsurance premiums	4,627	4,782
Income taxes receivable	14,240	24,598
Deferred income taxes	16,947	14,966
Goodwill	23,988	23,988
Intangible assets, definite life	10,117	11,002
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	1,125	350
Loan origination costs, net	3,167	3,265
Other assets	1,735	1,483

Total Assets	$1,045,058	$1,048,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008—CONTINUED

(in thousands, except share and per share data)

(unaudited)

	June 30, 2009	December 31, 2008
Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$35,433	$34,023
Unearned premiums	72,111	68,451
Reinsurance payable	842	781
Accounts payable and accrued expenses	8,892	9,306
Notes payable	138,368	138,368
Dividends payable	1,719	1,719
Other liabilities	4,931	4,667

Total liabilities	262,296	257,315

Stockholders' Equity
Preferred stock, $.01 par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2009 and December 31, 2008; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 56,480,205 and 56,455,515 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	564	564
Additional paid-in capital	917,797	917,682
Accumulated other comprehensive income (loss)	2,338	(985)
Accumulated deficit	(257,045)	(244,914)

Total stockholders' equity	782,762	791,455

Total liabilities and stockholders' equity	$1,045,058	$1,048,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Net premiums earned	$28,680	$30,816	$57,066	$60,272
Net investment income	1,695	6,801	3,456	15,171
Other income	1,807	1,539	3,271	3,171
Net realized losses on investments
Other-than-temporary impairments on fixed maturity securities	(841)	(21,564)	(841)	(41,878)
Other realized investment (losses) gains, net	(54)	99	39	184

Total realized investment losses, net	(895)	(21,465)	(802)	(41,694)

Total revenue	31,287	17,691	62,991	36,920

Expenses:
Loss and loss adjustment expenses	28,185	24,829	41,961	39,282
Policy acquisition and other underwriting expenses	10,978	11,566	22,283	21,614
General and administrative expenses	1,974	3,382	3,543	5,457
Depreciation and amortization	495	541	1,003	1,096
Interest expense	2,478	2,526	4,958	5,308

Total expenses	44,110	42,844	73,748	72,757

Loss before income tax
benefit	(12,823)	(25,153)	(10,757)	(35,837)
Income tax benefit	4,492	8,723	3,782	12,526

Net loss	(8,331)	(16,430)	(6,975)	(23,311)

Preferred stock dividend	(2,578)	(2,578)	(5,156)	(5,156)

Net loss attributable to common stockholders	$(10,909)	$(19,008)	$(12,131)	$(28,467)

Loss per share attributable to common stockholders
Basic loss per share	$(0.19)	$(0.34)	$(0.21)	$(0.50)

Diluted loss per share	$(0.19)	$(0.34)	$(0.21)	$(0.50)

Weighted average share information
Basic shares outstanding	56,469	56,448	56,464	56,765

Diluted shares outstanding	56,495	56,448	56,471	56,765

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)

(unaudited)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive (Loss) Income
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2009	5,000	$119,108	56,456	$564	$917,682	$(985)	$(244,914)	$791,455

Net loss							(6,975)	(6,975)
Preferred stock dividends declared							(5,156)	(5,156)
Accumulated other comprehensive gain, net of tax						3,323		3,323

Total comprehensive loss								(8,808)
Common stock issued to board members			7	—	73			73
Options exercised			17	—				—
Stock compensation expense					42			42

Balance, June 30, 2009	5,000	$119,108	56,480	$564	$917,797	$2,338	$(257,045)	$782,762

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(6,975)	$(23,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,003	1,096
Deferred income taxes	(3,770)	(13,283)
Increase in unearned premiums	3,660	4,877
Increase in deferred acquisition costs	(779)	(2,573)
Realized losses on investments	802	41,694
Amortization of loan origination costs	98	98
Stock grant compensation expense	115	170
Increase in payable to related party	11	—
Decrease in income taxes receivable	10,358	—
Changes in operating assets and liabilities	(1,748)	(9,859)

Net cash provided by (used in) operating activities	$2,775	$(1,091)

Cash flow from investing activities:
Purchases of fixed assets	(893)	(35)
Restricted cash	18,500	—
Purchases of available-for-sale securities	(499,999)	(27,943)
Purchases of held-to-maturity securities	(206)	(7,582)
Purchase of NALICO GA	—	(375)
Proceeds from sales of available-for-sale securities	8,423	21,398
Proceeds from maturities of available-for-sale securities	5,190	9,754
Proceeds from maturities of held-to-maturity securities	232	4,838

Net cash (used in) provided by investing activities	$(468,753)	$55

Cash flow from financing activities:
Repayment of debt	—	(4,000)
Payment of preferred dividends	(5,156)	(5,156)

Net cash used in financing activities	$(5,156)	$(9,156)

Net decrease in cash and cash equivalents	(471,134)	(10,192)
Cash and cash equivalents, beginning of period	749,376	783,008

Cash and cash equivalents, end of period	$278,242	$772,816

Supplemental cash flow information:
Cash paid for interest	$4,698	$5,327

Cash paid for income taxes	$—	$10,104

Dividends declared but unpaid	$1,719	$1,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

        Hilltop Holdings Inc. is a holding company that is endeavoring to make opportunistic acquisitions. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. We also conduct operations in the property and casualty insurance industry through our insurance subsidiaries, National Lloyds Insurance Company and American Summit Insurance Company. National Lloyds Insurance Company commenced business in 1949 and currently operates in 15 states, with its largest market being the State of Texas. National Lloyds Insurance Company carries a financial strength rating of "A" (Excellent) by A.M. Best. American Summit Insurance Company was formed in 1955 and currently operates in 12 states, its largest market being the State of Arizona. American Summit Insurance Company carries a financial strength rating of "A-" (Excellent) by A.M. Best. Both of these insurance companies are regulated by the Texas Department of Insurance.

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

        Certain accounts have been reclassified to conform to the current period's presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended June 30, 2009 are not indicative of the results that may be expected for the year ended December 31, 2009. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2008.

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

JUNE 30, 2009

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies

Restricted Cash

        On January 5, 2009, the third party loan for which we provided a guaranty and designated as restricted cash of $18.5 million was repaid in full, thus relieving us of any further obligation. At June 30, 2009, we had no cash and cash equivalents designated as restricted.

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

JUNE 30, 2009

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

        In April 2009, FASB issued FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, "Fair Value Measurements," to require disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, for both interim and annual periods. This standard is effective for interim and annual periods ending after June 15, 2009. There was no material impact on our financial statements as a result of adopting the standard effective second quarter of 2009.

        In April 2009, FASB issued FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. This standard is effective for interim periods ending after June 15, 2009. There was no material impact as a result of adopting SFAS 115-2 and SFAS 124-2 effective second quarter of 2009.

        In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP SFAS 107-1 and APB 28-1 amends SFAS 107, "Disclosures about Fair Value of Financial Instruments," to require an entity to provide disclosures about fair value of financial

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. This standard is effective for interim and annual periods ending after June 15, 2009. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in these notes to the consolidated financial statements.

        In May 2009, FASB issued SFAS 165, "Subsequent Events." SFAS 165 established standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is based on the same principles that currently exist but has included a required disclosure of the date though which the entity has evaluated subsequent events. The standard was effective for interim and annual filings ending after June 15, 2009 and has been adopted by the Company as of June 30, 2009. The required disclosures, if any, have been included in these notes to the consolidated financial statements.

Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (FAS 168). FAS 168 will serve as the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles. Accordingly, all other accounting literature not included is considered non-authoritative. FAS 168 is effective on a prospective basis for interim and annual periods ending after September 15, 2009. The Company does not expect that the adoption of FAS 168 will impact the Company's results of operations, financial position or liquidity.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

2. Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2009 and December 31, 2008 were as follows (in thousands).

	June 30, 2009
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$527,575	$1,482	$(444)	$528,613
Mortgage-backed securities	11,622	571	—	12,193
Corporate debt securities	61,545	2,476	(859)	63,162

	600,742	4,529	(1,303)	603,968
Equity securities	7,589	677	(304)	7,962

	608,331	5,206	(1,607)	611,930
Held-to-maturity securities:
Fixed maturities:
Government securities	16,809	753	—	17,562

	$625,140	$5,959	$(1,607)	$629,492

	December 31, 2008
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$31,707	$1,835	$(738)	$32,804
Mortgage-backed securities	12,917	540	(37)	13,420
Corporate debt securities	71,583	868	(3,339)	69,112

	116,207	3,243	(4,114)	115,336
Equity securities	7,470	—	(644)	6,826

	123,677	3,243	(4,758)	122,162
Held-to-maturity securities:
Fixed maturities:
Government securities	16,406	1,332	—	17,738

	$140,083	$4,575	$(4,758)	$139,900

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

2. Investments (Continued)

        The following table summarizes the length of time securities with unrealized losses at June 30, 2009 have been in an unrealized loss position (in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$502,375	$(33)	$2,092	$(411)	$504,467	$(444)
Corporate debt securities	—	—	7,348	(859)	7,348	(859)

	502,375	(33)	9,440	(1,270)	511,815	(1,303)
Equity securities	3,182	(281)	261	(23)	3,443	(304)

	505,557	(314)	$9,701	$(1,293)	$515,258	$(1,607)

Held-to-maturity securities:
Fixed maturities:
Government securities	—	—	—	—	—	—

	$505,557	$(314)	$9,701	$(1,293)	$515,258	$(1,607)

        For the three and six months ended June 30, 2009, the Company took an other-than-temporary impairment on one corporate bond and recognized a loss of $0.8 million. There were no other comprehensive income losses for this impairment related to SFAS 115-2 due to the intent of the Company to sell the security.

        While all of the investments are monitored for potential impairment, our experience indicated that they generally do not present a great risk of impairment, as fair value recovers over time. Management believes that the analysis of each of these investments supports the view that these investments were not other-than-temporarily impaired. Evidence considered in this analysis includes the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend to sell these securities and it is not likely that the Company will be required to sell these securities before the recovery of the cost basis; and, therefore, does not believe any other-than-temporary impairments exist as of June 30, 2009, other than the security that management identified and impaired.

        In conjunction with SFAS 115-2, there were no adjustments to previously taken other-than-temporary impairment as a result of credit losses, as the Company believes it is more likely than not that it will sell these securities before recovery of its cost basis.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

2. Investments (Continued)

        Gross realized investment gains and losses for the three and six months ended June 30, 2009 and 2008 are summarized as follows (in thousands).

	Three Months Ended June 30,
	2009			2008
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$—	$(895)	$(895)	$115	$(16)	$99
Equity securities	—	—	—	—	(21,564)	(21,564)

	$—	$(895)	$(895)	$115	$(21,580)	$(21,465)

	Six Months Ended June 30,
	2009			2008
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$168	$(970)	$(802)	$213	$(29)	$184
Equity securities	—	—	—	—	(41,878)	(41,878)

	$168	$(970)	$(802)	$213	$(41,907)	$(41,694)

        Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities of available-for-sale and held-to-maturity securities at June 30, 2009 and December 31, 2008, by contractual maturity are as follows (in thousands).

	June 30, 2009
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$506,120	$506,170
Due after one year through five years	45,338	47,019
Due after six years through ten years	26,964	28,026
Due after ten years	10,698	10,560
Mortgage-backed securities	11,622	12,193

	$600,742	$603,968

Held-to-maturity debt securities:
Due within one year	$1,614	$1,630
Due after one year through five years	9,481	9,982
Due after six years through ten years	5,714	5,950
Due after ten years	—	—

	$16,809	$17,562

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

2. Investments (Continued)

	December 31, 2008
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$6,998	$6,831
Due after one year through five years	46,584	46,647
Due after six years through ten years	38,259	37,457
Due after ten years	11,449	10,981
Mortgage-backed securities	12,917	13,420

	$116,207	$115,336

Held-to-maturity debt securities:
Due within one year	$165	$167
Due after one year through five years	10,874	11,738
Due after six years through ten years	5,367	5,833
Due after ten years	—	—

	$16,406	$17,738

        Net investment income for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash equivalents	$59	$4,843	$269	$11,338
Fixed maturities	1,637	1,748	3,201	3,501
Equity securities	81	308	150	576

	1,777	6,899	3,620	15,415
Other income net of expenses	(82)	(98)	(164)	(244)

Net investment income	$1,695	$6,801	$3,456	$15,171

        At June 30, 2009, the Company had on deposit in custody for various State Insurance Departments investments with carrying values totaling $16.8 million.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

3. Fair Value Measurements

        The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. SFAS 157 "Fair Value Measurements", defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows:

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

        The capital and credit markets have been experiencing volatility and disruption for more than 15 months. The downward pressure has negatively affected the performance of our investments, which has resulted in the write-down of investments in current and previous periods. These write-downs, when determined to be other than temporary, reduce our earnings for that period. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience additional losses on our investments and reductions to earnings.

        The following table presents the hierarchy used by the Company by asset and liability type to determine their fair value at June 30, 2009 and December 31, 2008 (in thousands).

	As of June 30, 2009
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$278,242	$278,242	$—	$—
Available-for-sale fixed maturities	603,968	499,878	99,575	4,515
Available-for-sale equity securities	7,962	7,962	—	—

Total	$890,172	$786,082	$99,575	$4,515

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

3. Fair Value Measurements (Continued)

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

Level 3 financial assets

        The Company's Level 3 fixed maturity securities include collateralized mortgage obligations and three corporate debt securities. Fair values are based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Inputs used to determine fair market value include market conditions, spread, volatility, structure and cash flows.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

3. Fair Value Measurements (Continued)

        The following table includes a rollforward of the amounts at June 30, 2009 for financial instruments classified within Level 3. The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Fair Value Measurements using Level 3 inputs
(in thousands)
Balance at December 31, 2008	$315
Net Transfers In	2,506
Purchases	—
Sales	—
Realized Gains	—
Change in Unrealized Losses	(585)

Balance at March 31, 2009	2,236

Net Transfers In	2,647
Purchases	—
Sales	—
Realized Gains	—
Change in Unrealized Losses	(368)

Balance at June 30, 2009	$4,515

        During the six months ended June 30, 2009, the Company had net transfers of $4.6 million in commercial mortgage-backed and corporate securities that were classified within Level 2 and transferred to Level 3. The transfer was primarily due to the trading inactivity in the commercial mortgage-backed securities market during the six months ended June 30, 2009.

        All net unrealized losses in the table above are reflected in the accompanying financial statements. Net unrealized losses relate to those financial instruments held by the Company at June 30, 2009. The Company did not hold any financial instruments classified within level 3 during and as of the three and six months ending June 30, 2008.

        The following table presents the carrying value and fair value of assets and liabilities where they differ in value at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,809	$17,562
Financial liabilities
Notes payable	$138,368	$142,147

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

3. Fair Value Measurements (Continued)

	December 31, 2008
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,406	$17,738
Financial liabilities
Notes payable	$138,368	$126,426

        The Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

4. Property and Equipment

        The following summarizes property and other fixed assets as of June 30, 2009 and December 31, 2008 (in thousands).

	June 30, 2009	December 31, 2008
Other equipment	1,773	$880
Less accumulated depreciation	(648)	(530)

	$1,125	$350

5. Deferred Acquisition Costs

        Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to issuing a policy, incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies. The activity in deferred acquisition costs for the six months ended June 30, 2009 and 2008 is as follows (in thousands).

	Six Months Ended June 30,
	2009	2008
Beginning of period deferred acquisition cost	$15,935	$14,521
Acquisition expenses deferred	15,751	16,191
Amortization charged to income	(14,972)	(13,618)

End of period deferred acquisition costs	$16,714	$17,094

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

6. Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the six months ended June 30, 2009 and 2008 is as follows (in thousands).

	Six Months Ended June 30,
	2009	2008
Balance at January 1	$34,023	$18,091
Less reinsurance recoverables	(14,613)	(2,692)

Net balance at January 1	19,410	15,399
Incurred related to:
Current Year	42,707	39,003
Prior Year	(746)	279

Total incurred	41,961	39,282
Payments related to:
Current Year	(25,207)	(28,037)
Prior Year	(14,970)	(5,126)

Total payments	(40,177)	(33,163)
Net balance at June 30	21,194	21,518
Plus reinsurance recoverables	14,239	2,308

Balance at June 30	$35,433	$23,826

        The reserve for losses and loss adjustment expenses includes amounts that may be due to the sellers of NLASCO by January 2010 based on actual losses incurred applicable to the reserve as of the acquisition date. Prior year losses and payments include amounts back to the purchase of NLASCO on January 31, 2007 only, as all other prior losses and payments are the responsibility of the sellers. Incurred amounts related to prior years indicate that we were slightly redundant in incurred but not reported as of December 31, 2008, resulting in a benefit in the six months ending June 30, 2009.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

7. Reinsurance Activity

        NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and loss adjustment expenses ("LAE") and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2009, we had reinsurance recoverables with no allowance of approximately $18.3 million.

        The effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$34,813	$32,859	$34,733	$33,777	$66,283	$65,270	$67,295	$64,460
Reinsurance assumed	1,286	1,273	1,413	1,515	2,473	2,558	2,769	3,172
Reinsurance ceded	(4,063)	(5,452)	(3,240)	(4,476)	(8,032)	(10,762)	(6,642)	(7,360)

Net premiums	$32,036	$28,680	$32,906	$30,816	$60,724	$57,066	$63,422	$60,272

        The effect of reinsurance incurred losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss and loss adjustment expense (LAE) incurred	$32,821	$24,649	$49,643	$40,202
Reinsurance recoverables	(4,636)	180	(7,682)	(920)

Net loss and LAE incurred	$28,185	$24,829	$41,961	$39,282

Multi-line excess of loss coverage

        For all lines of business, retention on any one risk for 2009 is $200,000.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

7. Reinsurance Activity (Continued)

Catastrophic coverage

        As of June 30, 2009, NLASCO had five levels of catastrophic excess of loss reinsurance providing for coverage up to $200.0 million through June 30, 2009 above $1.0 million in retention for ASIC and $6.0 million for NLIC. Total retention for any one catastrophe that affects both NLIC and ASIC is limited to $6 million in the aggregate. NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage will lapse after the second or third event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year. During 2009, the first three layers can be reinstated once for 100%, 115% and 120% respectively, of the original premium each time and the next two layers can be reinstated one time for 100% of the original premium. As of July 1, 2009, NLASCO's third and fourth layers were renewed for coverage up to $170.0 million effective through July 1, 2010.

8. Income Taxes

        At June 30, 2009, the Company had net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $56.7 million and $60.4 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2024. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

        As of June 30, 2009, we had a deferred tax asset, net of liabilities, of $16.9 million. Our 35% statutory rate is due to the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes. Insurance companies are generally not taxed in most states on income, as they pay premium taxes in states where they generate premium revenue.

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

        FASB Interpretation No. 48 requires the measurement of unrecognized tax benefits. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. For the three months ended June 30, 2009, we had no unrecognized tax benefits.

        We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. The following is a summary of the tax years open to examination:

  U.S. Federal—2005 through 2008
  U.S. States—2004 through 2008

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

8. Income Taxes (Continued)

        As of June 30, 2009, there are no Federal income tax audits underway, whereas there are two state income tax audits in process. The Company expects no material impact on its financials as a result of these state income tax audits.

        Under the Section 382 Limitation, cumulative stock purchases by 5% shareholders exceeding 50% during a three year period can limit a company's future use of net operating losses (NOL's). We had a Section 382 ownership change in February 2004 at the time of our initial public offering.

        The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current tax benefit (expense)	$42	$151	$12	$(722)
Deferred tax benefit	4,450	8,572	3,770	13,248

Income tax benefit	$4,492	$8,723	$3,782	$12,526

        The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Tax benefit at statutory rate	$4,488	$8,803	$3,765	$12,542
Permanent differences	4	(80)	17	(16)

Income tax benefit	$4,492	$8,723	$3,782	$12,526

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

8. Income Taxes (Continued)

tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	June 30, 2009	December 31, 2008
Deferred Tax Assets:
Net operating loss carryforwards	$19,830	$16,092
Accrued liabilities and other	1,943	1,890
Loss and loss adjustment expense discounting	521	477
Securities available for sale	—	530
Unearned premiums	4,724	4,566
Investments	740	934
Loan origination costs	387	404
AMT credit carryforward	787	787

Total gross deferred tax assets	$28,932	$25,680

Deferred Tax Liabilities:
Rental and other property, net	$29	$29
Securities available for sale	1,259	—
Intangible assets	4,590	4,901
Goodwill	257	207
Deferred policy acquisition costs	5,850	5,577

Total gross deferred tax liabilities	$11,985	$10,714

Net Deferred Tax Asset	$16,947	$14,966

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

JUNE 30, 2009

(unaudited)

9. Statutory Net Income and Capital and Surplus (Continued)

basis of its statutory accounting practices with certain differences, which are not significant to the companies' statutory equity.

        Following is a summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary for the three and six months ended June 30, 2009 and 2008 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
National Lloyds Insurance Company
Capital and surplus	$81,361	$88,734	$81,361	$88,734
Statutory net (loss) income	$(7,122)	$(3,337)	$(4,402)	$484
American Summit Insurance Company
Capital and surplus	$25,298	$24,188	$25,298	$24,188
Statutory net income	$173	$455	$1,074	$1,439

10. Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO's surplus, as shown by its last statement on file with the Commissioner, or 100% of net income for such period. The subsidiaries paid $14.0 million in dividends to NLASCO in March 2008. At June 30, 2009, the maximum dividend that may be paid to NLASCO in 2009 without regulatory approval is approximately $10.7 million. There have been no dividends paid in 2009.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2009, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the NAIC has adopted the risk based calculation ("RBC") formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk (RBC ratio), interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2009, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

11. Equity and Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss per share from operations
Loss from operations	$(8,331)	$(16,430)	$(6,975)	$(23,311)
Preferred stock dividends	(2,578)	(2,578)	(5,156)	(5,156)

Loss from operations after preferred stock dividends	$(10,909)	$(19,008)	$(12,131)	$(28,467)

Basic loss per share from operations	$(0.19)	$(0.34)	$(0.21)	$(0.50)

Diluted loss per share from operations	$(0.19)	$(0.34)	$(0.21)	$(0.50)

Loss per share available to common stockholders:
Loss available to common stockholders	$(10,909)	$(19,008)	$(12,131)	$(28,467)

Basic loss per share available to common stockholders	$(0.19)	$(0.34)	$(0.21)	$(0.50)

Diluted loss per share available to common stockholders	$(0.19)	$(0.34)	$(0.21)	$(0.50)

Weighted average share information:
Basic shares outstanding	56,469	56,448	56,464	56,765

Diluted shares outstanding	56,495	56,448	56,471	56,765

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Stock warrants	1	937	1	937
Senior exchangeable Notes	6,718	6,718	6,718	6,718
Stock options	427	541	493	541

Total	7,146	8,196	7,212	8,196

        In the quarter ending June 30, 2009, there were options exercised in cashless transactions resulting in 17,531 shares of common stock being issued and $30 of cash being paid in lieu of fractional shares.

        On July 11, 2009, the board of directors declared a quarterly cash dividend of $0.515625 per share on the Company's Series A Cumulative Redeemable Preferred Stock. The dividend was paid on July 30, 2009, to shareholders of record on July 15, 2009. The Board reviews the payment of dividends on a quarterly basis.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(unaudited)

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

13. Subsequent Events

        Consistent with FAS 165, Hilltop Holdings Inc. has evaluated subsequent events through August 7, 2009, the date it filed its report on Form 10-Q for the quarter ended June 30, 2009 with the SEC, and has no material subsequent events to report.

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

GENERAL STRUCTURE OF THE COMPANY

        We are a holding company that is endeavoring to make opportunistic acquisitions or a business combination. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. At June 30, 2009, Hilltop and its operating partnership, Affordable Residential Communities LP, had approximately $734.7 million of available cash, cash equivalents and available for sale securities that could be used for this purpose. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

        Hilltop indirectly owns all of the outstanding shares of NLASCO, Inc., or NLASCO. NLASCO, in turn, owns National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC, both of which are licensed property and casualty insurers operating in multiple states. In addition, NLASCO owns NALICO General Agency that operates in Texas. NLIC commenced business in 1949 and currently operates in 15 states with its largest market being the State of Texas. NLIC carries a financial strength rating of "A" (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 12 states, its largest market being the State of Arizona. ASIC carries a financial strength rating of "A-" (Excellent) by A.M. Best. Both of these companies are regulated by the Texas Department of Insurance.

        Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol "HTH". Our Series A Cumulative Redeemable Preferred Stock is listed on the NYSE under the symbol "HTH-PA".

OVERVIEW OF RESULTS

        For the six months ended June 30, 2009, net loss attributable to common stockholders was $12.1 million, or $0.21 per share, as compared to a net loss of $28.5 million, or $0.50 per share, for the same period in 2008. Net loss from operations accounted for $7.0 million of the net loss attributable to common stockholders for the six months ended June 30, 2009, compared to $23.3 million for the six months ended June 30, 2008.

        The $16.3 million decrease in net loss from operations for the six months ended June 30, 2009, as compared to the same period in 2008, is primarily due to the loss on investments decreasing by $40.9 million ($26.6 million net of tax). This decrease relates to a $41.9 million loss ($27.2 million net of tax) recorded during the six months ended June 30, 2008 for equity securities held at HTH for potential acquisition. The decrease in loss on investments for the six months ended June 30, 2009 was partially offset by a decrease in investment income of $11.7 million ($7.6 million net of tax) generated on the cash at HTH due to lower interest rates in 2009, a decrease in earned premium of $3.2 million and an increase in loss and loss adjustment expense of $2.7 million.

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

        We regularly review our investment securities to assess whether the security is impaired and if impairment is other than temporary. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, we consider whether we are more likely than not to hold an investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

        Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

        Deferred Acquisition Costs.    Costs of acquiring insurance vary with, and are primarily related to, the production of new and renewal business and principally consist of commissions, premium taxes and underwriting expenses. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At June 30, 2009, there was no premium deficiency.

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

        The goodwill impairment analysis is a two-step test. The first step ("Step 1"), used to identify potential impairment, involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The Company has estimated fair values of reporting units based on a market approach using historic, normalized actual and forecast results.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

        Revenue.    Revenue for the three months ended June 30, 2009 was $31.3 million, as compared to $17.7 million for the same period in 2008. The significant difference was due to a net realized loss of $21.5 million in the quarter ending June 30, 2008. Net premiums earned were $28.7 million for the three months ended June 30, 2009, as compared to $30.8 million for the same period in 2008. Net investment income was $1.7 million for the three months ended June 30, 2009, as compared to $6.8 million for the same period in 2008, primarily due to higher yields on cash balances in 2008. We had net realized losses on investments of $0.9 million in the three months ended June 30, 2009, compared to a net realized loss of $21.5 million for the same period in 2008. Other income was $1.8 million for the three months ended June 30, 2009, as compared to $1.5 million for the same period in 2008.

        Underwriting Results.    The following table shows the components of the Company's underwriting loss for the three months ended June 30, 2009 and 2008. The Company's underwriting loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Three Months Ended June 30,
	2009	2008	Change	% Change
Direct premiums written	$34,813	$34,733	$80	0.2%

Net premiums written	$32,036	$32,906	$(870)	-2.6%

Net premiums earned	$28,680	$30,816	$(2,136)	-6.9%
Loss and LAE	28,185	24,829	3,356	13.5%
Policy acquisition and other underwriting expenses	10,978	11,566	(588)	-5.1%

Underwriting loss	$(10,483)	$(5,579)	$(4,904)	87.9%

Agency Expenses	$(530)	$(622)	$92	14.8%

Loss and LAE ratio	98.3%	80.6%	17.7%
Policy acquisition and other underwriting expense less agency expense ratio	36.4%	35.5%	0.9%
Combined ratio	134.7%	116.1%	18.6%

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

        Direct premiums written by major product line for the three months ended June 30, 2009 and 2008, are presented in the table below (in thousands):

	Three Months Ended June 30,
	2009	2008	Change	% Change
Direct Premiums Written:
Homeowners	$14,275	$14,696	$(421)	-2.9%
Fire	13,525	13,251	274	2.1%
Mobile Home	5,326	5,056	270	5.3%
Commercial	1,558	1,572	(14)	-0.9%
Other	129	158	(29)	-18.4%

	$34,813	$34,733	$80	0.2%

        Total direct premiums written are relatively flat for the three months ended June 30, 2009; however, the Company is beginning to see an increase in written premiums due to hardening of the insurance market.

        Net premiums written by major product line for the three months ended June 30, 2009 and 2008, are presented in the table below (in thousands):

	Three Months Ended June 30,
	2009	2008	Change	% Change
Net Premiums Written
Homeowners	$13,135	$13,923	$(788)	-5.7%
Fire	12,447	12,553	(106)	-0.8%
Mobile Home	4,901	4,790	111	2.3%
Commercial	1,434	1,490	(56)	-3.8%
Other	119	150	(31)	-20.7%

	$32,036	$32,906	$(870)	-2.6%

        Total net premiums written decreased for the three months ended June 30, 2009 for all insurance products, except for mobile home, due to the direct result of lower volume of assumed written premiums over the last twelve months and increase in catastrophe reinsurance costs.

        Net premiums earned by major product line for the three months ended June 30, 2009 and 2008, are presented in the table below (in thousands):

	Three Months Ended June 30,
	2009	2008	Change	% Change
Net Premiums Earned:
Homeowners	$11,760	$13,038	$(1,278)	-9.8%
Fire	11,143	11,757	(614)	-5.2%
Mobile Home	4,387	4,486	(99)	-2.2%
Commercial	1,284	1,395	(111)	-8.0%
Other	106	140	(34)	-24.3%

	$28,680	$30,816	$(2,136)	-6.9%

        Net premiums earned for the three months ended June 30, 2009 were down $2.1 million, as compared to 2008, due to the direct result of increased reinsurance costs and lower volume of direct written premiums in 2008 and earned in 2009 due to a soft market.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,
	2009	2008	Change	% Change
Amortization of deferred policy acquisition costs	$7,420	$7,575	$(155)	-2.0%
Other underwriting expenses	3,558	3,991	(433)	-10.8%

Total policy acquisition and other underwriting expenses	10,978	11,566	(588)	-5.1%
Agency expenses	(530)	(622)	92	-14.8%

Total policy acquisition and other underwriting expenses
less agency expenses	$10,448	$10,944	$(496)	-4.5%

Net premiums earned	$28,680	$30,816	$(2,136)	-6.9%

Expense ratio	36.4%	35.5%	0.9%

        Total policy acquisition and other underwriting expenses are down $0.6 million due to the decrease in other underwriting expenses of $0.4 million due to decrease in commissions, travel, taxes, licenses and fees expenses during the three months ended June 2009.

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the three months ended June 30, 2009 and 2008 were 98.3% and 80.6%, respectively. The increase in the loss and LAE ratio for the three months ended June 30, 2009 compared to the same period in 2008 is primarily due to increase in hail and fire losses that tend to be more severe than wind losses.

        General and Administrative Expense.    General and administrative expense for the three months ended June 30, 2009 was $2.0 million, as compared to $3.4 million for the three months ended June 30, 2008, a decrease of $1.4 million, or 41%. This decrease was mainly due to decreases in business acquisition costs of $1.4 million.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended June 30, 2009 was $495,000, as compared to $541,000 for the three months ended June 30, 2008, a decrease of 8.5%.

        Interest Expense.    Interest expense for the three months ended June 30, 2009 and 2008, was $2.5 million.

        Income Taxes.    The Company had a $4.5 million income tax benefit for the three months ended June 30, 2009, compared to $8.7 million benefit for the same period in 2008. The benefit in 2009 is primarily due to the loss from the insurance operations of $12.8 million. The benefit in 2008 is primarily due to the tax benefit recorded as a result of a realized loss on the other than temporary impairment on investments of $7.6 million and operating losses of NLASCO.

        Preferred Stock Dividend.    On July 11, 2009, the HTH board of directors declared a quarterly cash dividend of $0.515625 per share on each of the 5,000,000 outstanding shares of our Series A Preferred

Stock, payable July 30, 2009, amounting to $2.6 million. For the quarter ended June 30, 2008, the dividend declared also was $0.515625 per share, or $2.6 million.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $10.9 million for the three months ended June 30, 2009, as compared to net loss of $19.0 million for the three months ended June 30, 2008. The principal reason for the loss in the second quarter of 2009 is due to significantly higher incurred losses, lower net premiums earned and lower interest income generated on the cash from balances at HTH, due to lower interest rates in 2009.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

        Revenue.    Revenue for the six months ended June 30, 2009 was $63.0 million, as compared to $36.9 million for the same period in 2008. The significant difference was due to a net realized loss of $41.7 million in the six months ending June 30, 2008. Net premiums earned were $57.1 million for the first six months in 2009, as compared to $60.3 million for the same period in 2008. Net investment income was $3.5 million for the first six months of 2009, as compared to $15.2 million for the same period in 2008, primarily due to higher yields on cash balances in 2008. Net realized loss on investments was $0.8 million in the first six months of 2009, compared to a net realized loss of $41.7 million for the same period in 2008. Other income was $3.3 million for the first six months in 2009, as compared to $3.2 million for the first six months in 2008.

        Underwriting Results.    The following table shows the components of the Company's underwriting loss for the six months ended June 30, 2009 and 2008. The Company's underwriting loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Six Months Ended June 30,
	2009	2008	Change	% Change
Direct premiums written	$66,283	$67,295	$(1,012)	-1.5%

Net premiums written	$60,724	$63,422	$(2,698)	-4.3%

Net premiums earned	$57,066	$60,272	$(3,206)	-5.3%
Loss and LAE	41,961	39,282	2,679	6.8%
Policy acquisition and other underwriting expenses	22,283	21,614	669	3.1%

Underwriting loss	$(7,178)	$(624)	$(6,554)	1050.3%

Agency Expenses	$(1,051)	$(1,239)	$188	15.2%

Loss and LAE ratio	73.5%	65.2%	8.3%
Policy acquisition and other underwriting expense less agency expense ratio	37.2%	33.8%	3.4%
Combined ratio	110.7%	99.0%	11.7%

        The Company seeks to operate at a combined ratio of no greater than 85.0%; however, due to increase in frequency and severity of wind, hail and fire losses during the six months ended June 30, 2009, our combined ratio is 110.7%, compared to 99.0% for the same period in 2008. Loss ratios are ratios that express the relationship of losses to premiums. The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period. The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period. Combined ratio gives you the sum of both previous ratios.

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

        Direct premiums written by major product line for the six months ended June 30, 2009 and 2008, are presented in the table below (in thousands):

	Six Months Ended June 30,
	2009	2008	Change	% Change
Direct Premiums Written:
Homeowners	$26,983	$28,335	$(1,352)	-4.8%
Fire	25,176	25,370	(194)	-0.8%
Mobile Home	10,901	10,353	548	5.3%
Commercial	3,024	3,028	(4)	-0.1%
Other	199	209	(10)	-4.8%

	$66,283	$67,295	$(1,012)	-1.5%

        Total direct premiums written decreased for the six months ended June 30, 2009, for all insurance products except mobile home and commercial, which is a direct result of lower written premiums during the first quarter of 2009.

        Net premiums written by major product line for the six months ended June 30, 2009 and 2008, are presented in the table below (in thousands):

	Six Months Ended June 30,
	2009	2008	Change	% Change
Net Premiums Written
Homeowners	$24,721	$26,704	$(1,983)	-7.4%
Fire	23,064	23,910	(846)	-3.5%
Mobile Home	9,987	9,757	230	2.4%
Commercial	2,770	2,854	(84)	-2.9%
Other	182	197	(15)	-7.6%

	$60,724	$63,422	$(2,698)	-4.3%

        Total net premiums written decreased for the six months ended June 30, 2009 for all insurance products, except for mobile home, due to the direct result of lower written premiums during the first quarter of 2009 and increase in catastrophe reinsurance costs.

        Net premiums earned by major product line for the six months ended June 30, 2009 and 2008, are presented in the table below (in thousands):

	Six Months Ended June 30,
	2009	2008	Change	% Change
Net Premiums Earned:
Homeowners	$23,231	$25,965	$(2,734)	-10.5%
Fire	21,675	23,009	(1,334)	-5.8%
Mobile Home	9,385	8,369	1,016	12.1%
Commercial	2,603	2,725	(122)	-4.5%
Other	172	204	(32)	-15.7%

	$57,066	$60,272	$(3,206)	-5.3%

        Net premiums earned for the six months ended June 30, 2009 were down $4.7 million, as compared to 2008 offset by purchase accounting of $1.5 million during the first quarter 2008. The decrease in earned premium is primarily due to direct result of increased reinsurance costs and lower written premiums in 2008 and earned in 2009 due to a soft market.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Six Months Ended June 30,
	2009	2008	Change	% Change
Amortization of deferred policy acquisition costs	$14,972	$13,618	$1,354	9.9%
Other underwriting expenses	7,311	7,996	(685)	-8.6%

Total policy acquisition and other underwriting expenses	22,283	21,614	669	3.1%
Agency expenses	(1,051)	(1,239)	188	-15.2%

Total policy acquisition and other underwriting expenses less agency expenses	$21,232	$20,375	$857	4.2%

Net premiums earned	$57,066	$60,272	$(3,206)	-5.3%

Expense ratio	37.2%	33.8%	3.4%

        Total policy acquisition and other underwriting expenses are up $0.7 million due to the increase in amortization of deferred policy acquisition costs of $1.4 million and decrease of $0.7 million due to decrease in commissions, travel, taxes, license and fees.

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the six months ended June 30, 2009 and 2008 were 73.5% and 65.2%, respectively. The loss and LAE ratio is higher for the six months ended June 30, 2009 as compared to 2008, due to increase in hail and fire losses that tend to be more severe than wind losses.

        General and Administrative Expense.    General and administrative expense for the six months ended June 30, 2009 was $3.5 million, as compared to $5.5 million for the six months ended June 30, 2008, a decrease of $2.0 million, or 36%. This decrease was mainly due to a decrease in business acquisition cost of $1.4 million.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the six months ended June 30, 2009 was $1.0 million, as compared to $1.1 million for the six months ended June 30, 2008, a decrease of 9.0%.

        Interest Expense.    Interest expense for the six months ended June 30, 2009 was $5.0 million, as compared to $5.3 million for the six months ended June 30, 2008, a decrease of $0.3 million, or 5.7%. The decrease in interest expense is due to the pay down of debt in the first quarter of 2008 and lower rates on our variable rate debt.

        Income Taxes.    The Company had a $3.8 million income tax benefit for the six months ended June 30, 2009, compared to a $12.5 million benefit for the same period in 2008. The benefit in 2009 is primarily due to the tax benefit related to the loss from the insurance operations of $10.8 million. The benefit in 2008 is primarily due to the tax benefit recorded as a result of a realized loss on the other than temporary impairment on investments of $14.7 million and operating losses of NLASCO.

        Preferred Stock Dividend.    On March 11, 2009, the HTH board of directors declared quarterly cash dividends of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2009, amounting to $2.6 million. On June 11, 2009, the HTH board of directors declared quarterly cash dividends of 0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable July 30, 2008, amounting to $2.6 million. For the six months ended June 30, 2007, the dividends declared were also $0.5156 per share, or $5.2 million.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $12.1 million for the six months ended June 30, 2009, as compared to net loss of $28.5 million for the six months ended June 30, 2008. The principal reasons for the loss in the second quarter 2009 is due to lower net premiums earned, higher incurred losses and lower interest income generated on the cash from balances at HTH, due to lower interest rates in 2009.

LIQUIDITY AND CAPITAL RESOURCES

General

        Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1,045 million at June 30, 2009. At June 30, 2009, the Company had invested approximately $234.9 million in overnight deposits at JP Morgan Chase, Bank of America, and Wells Fargo. These investments are guaranteed under the Temporary Liquidity Guarantee Program.

        Hilltop is seeking to make opportunistic acquisitions with its available cash and, if necessary or appropriate, from additional equity or debt financing sources.

        At June 30, 2009, we had approximately $278.2 million of cash and cash equivalents and $628.7 million of investments, as compared to $749.4 million of cash and cash equivalents and $138.6 million of investments as of December 31, 2008.

        As of June 30, 2009, our short-term liquidity needs included (a) funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), (b) funds to pay our insurance claims and (c) funds to service our debt.

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

        Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner and Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, or 100% of net income for such period. NLIC and ASIC paid dividends totaling $14.0 million to NLASCO in March 2008. At June 30, 2009, the maximum additional dividends that may be paid to NLASCO in 2009 without regulatory approval is approximately $10.7 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2009, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or "RBC", requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2009, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

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

        Our primary investment objective is to preserve capital. Our strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constitute $899.1 million, or 99.1%, of our investments at June 30, 2009. There is no intent to dispose of these investments at this time, other than those securities with previously taken other-than-temporary impairment in which the Company intends to sell the securities before maturity. Our bonds are substantially in readily marketable securities.

        Our investment committee meets regularly to review the portfolio performance and investment markets in general. Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        Cash provided by operations was $2.8 million for the six months ended June 30, 2009, primarily due to receipt of an income tax refund of $10.3 million. Cash used in operations was $1.1 million for the six months ended June 30, 2008, due to the payment of $10.1 million in state income taxes.

        Cash used in investing activities was $468.8 million in the six months ended June 30, 2009, compared with cash provided by investing activities of $0.1 million in the same period in 2008. The cash used in investing activities for the six months ended June 30, 2009 is primarily due to the purchase of available for sale securities by HTH in June 2009 of $500.0 million. Cash provided by investing activities for the six months ended June 30, 2008 was due to the sale of securities by our insurance company.

        Cash used in financing activities was $5.2 million for the six months ended June 30, 2009, compared with cash used in financing activities of $9.2 million in the same period in 2008. The decrease in cash used in financing activities was due primarily to the repayment of $4.0 million in debt in 2008.

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

Inflation

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2009 and 2008. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves
(in thousands)
2009	$17,150
2010	10,488
2011	3,720
2012	1,949
2013	850
Thereafter	1,276

$35,433

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2009, we had no derivative financial instruments.

        As of June 30, 2009, our total debt outstanding was approximately $138.4 million, comprised of approximately $90.9 million, or 65.7%, of indebtedness subject to fixed interest rates and approximately $47.5 million, or 34.3% of our total consolidated debt, subject to variable interest rates.

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

        The fair value of debt outstanding as of June 30, 2009 was approximately $142.1 million.

        The following table sets forth certain information with respect to our indebtedness outstanding as of June 30, 2009 (in thousands).

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

 PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Hilltop Holdings Inc. held its 2009 Annual Meeting of Stockholders, or Annual Meeting, on June 4, 2009. At the Annual Meeting, the stockholders of Hilltop Holdings Inc. elected Rhodes Bobbitt, W. Joris Brinkerhoff, Charles R. Cummings, Gerald J. Ford, J. Markham Green, Jess T. Hay, William T. Hill, Jr., W. Robert Nichols, C. Clifton Robinson, James R. Staff, Carl B. Webb and Larry D. Willard to serve until our 2010 Annual Meeting.

        The total number of shares entitled to vote at our Annual Meeting was 56,459,817 shares of common stock. A total of 50,211,479 shares of common stock were represented in person or by proxy at the Annual Meeting. The following table sets forth, with respect to each of the directors elected, the number of votes cast for or withheld with respect to his election.

Nominee	Votes For	Votes Withheld
Rhodes Bobbitt	37,446,293	12,765,186
W. Joris Brinkerhoff	37,445,637	12,765,842
Charles R. Cummings	49,833,117	378,362
Gerald J. Ford	49,417,305	794,174
J. Markham Green	50,024,916	186,563
Jess T. Hay	49,833,117	378,362
William T. Hill, Jr.	37,445,538	12,765,941
W. Robert Nichols	49,242,115	969,364
C. Clifton Robinson	49,810,530	400,949
James R. Staff	49,813,147	398,332
Carl B. Webb	49,813,147	398,332
Larry D. Willard	49,854,920	356,559

        Our stockholders also ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm. There were 50,098,946 votes cast for ratification, 105,698 votes against and 6,834 shares abstained from voting. There were no broker non-votes on this matter.

ITEM 6.    EXHIBITS

  (a)
  Exhibits:

    See Exhibit Index

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.
Date: August 7, 2009	By:	/s/ DARREN PARMENTER Darren Parmenter Senior Vice President and Chief Accounting Officer (Principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Hilltop Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer of Hilltop Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.