Form 10-Q
period 2009-09-30
Hilltop Holdings Inc.
filed 2009-11-06
CIK 1265131

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

        The number of shares of the Registrant's common stock outstanding at November 6, 2009 was 56,485,405.

HILLTOP HOLDINGS INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(in thousands, except share and per share data)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $360,268 and $116,207 , respectively)	$366,210	$115,336
Held-to-maturity securities, at amortized cost (fair value of $17,693 and $17,738, respectively)	16,817	16,406
Equity securities
Available for sale securities, at fair value (cost of $7,643 and $7,470, respectively)	8,763	6,826

Total investments	391,790	138,568
Cash and cash equivalents	527,760	749,376
Restricted cash	—	18,500
Accrued interest and dividends	1,329	1,551
Premiums receivable	22,469	20,462
Deferred acquisition costs	16,556	15,935
Reinsurance recoverable, net of uncollectible amounts	19,162	16,944
Prepaid reinsurance premiums	4,920	4,782
Income taxes receivable	2,571	24,598
Deferred income taxes	12,045	14,966
Goodwill	23,988	23,988
Intangible assets, definite life	9,679	11,002
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	1,552	350
Loan origination costs, net	3,117	3,265
Other assets	1,480	1,483

Total Assets	$1,041,419	$1,048,770

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008 (Continued)

(in thousands, except share and per share data)

(unaudited)

	September 30, 2009	December 31, 2008
Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$32,469	$34,023
Unearned premiums	71,167	68,451
Reinsurance payable	367	781
Accounts payable and accrued expenses	7,169	9,306
Notes payable	138,368	138,368
Dividends payable	1,719	1,719
Other liabilities	5,988	4,667

Total liabilities	257,247	257,315

Stockholders' Equity
Series A preferred stock, $0.01 par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2009 and December 31, 2008; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $0.01 par value, 100,000,000 shares authorized, 56,482,952 and 56,455,515 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	564	564
Additional paid-in capital	917,851	917,682
Accumulated other comprehensive income (loss)	4,590	(985)
Accumulated deficit	(257,941)	(244,914)

Total stockholders' equity	784,172	791,455

Total liabilities and stockholders' equity	$1,041,419	$1,048,770

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Net premiums earned	$29,150	$22,745	$86,216	$83,017
Net investment income	1,491	6,716	4,947	21,887
Other income	1,879	1,503	5,150	4,674
Net realized gains (losses) on investments
Other-than-temporary impairments on fixed maturity securities	—	(79)	(841)	(41,957)
Other realized investment gains (losses), net	161	(1,134)	200	(950)

Total realized investment gains (losses), net	161	(1,213)	(641)	(42,907)

Total revenue	32,681	29,751	95,672	66,671

Expenses:
Loss and loss adjustment expenses	15,051	29,946	57,012	69,228
Policy acquisition and other underwriting expenses	10,333	10,736	32,616	32,350
General and administrative expenses	1,713	1,750	5,256	7,207
Depreciation and amortization	492	532	1,495	1,628
Interest expense	2,473	2,617	7,431	7,925

Total expenses	30,062	45,581	103,810	118,338

Income (Loss) before income tax (expense) benefit	2,619	(15,830)	(8,138)	(51,667)
Income tax (expense) benefit	(936)	10,168	2,846	22,694

Net income (loss)	1,683	(5,662)	(5,292)	(28,973)
Preferred stock dividend	(2,579)	(2,579)	(7,735)	(7,735)

Net loss attributable to common stockholders	$(896)	$(8,241)	$(13,027)	$(36,708)

Loss per share attributable to common stockholders
Basic loss per share	$(0.02)	$(0.15)	$(0.23)	$(0.65)

Diluted loss per share	$(0.02)	$(0.15)	$(0.23)	$(0.65)

Weighted average share information
Basic shares outstanding	56,483	56,452	56,470	56,452

Diluted shares outstanding	56,483	56,452	56,470	56,452

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in thousands)

(unaudited)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive (Loss) Income
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2009	5,000	$119,108	56,456	$564	$917,682	$(985)	$(244,914)	$791,455
Net loss							(5,292)	(5,292)
Preferred stock dividends declared							(7,735)	(7,735)
Accumulated other comprehensive income, net of tax						5,575		5,575

Total comprehensive loss								(7,452)
Common stock issued to board members			10		106			106
Options Exercised			17					—
Stock compensation expense					63			63

Balance, September 30, 2009	5,000	$119,108	56,483	$564	$917,851	$4,590	$(257,941)	$784,172

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(5,292)	$(28,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,495	1,628
Deferred income taxes	(81)	6,988
Increase in unearned premiums	2,716	4,084
Increase in deferred acquisition costs	(621)	(2,366)
Realized losses on investments	641	42,907
Amortization of loan origination costs	148	148
Stock grant compensation expense	169	35
Increase (decrease) in payable to related party	872	(329)
Decrease in income taxes receivable	22,027	(10,634)
Changes in operating assets and liabilities	(7,271)	(16,930)

Net cash provided by (used in) operating activities	$14,803	$(3,442)

Cash flow from investing activities:
Purchases of fixed assets	(1,375)	(59)
Restricted cash	18,500	(18,500)
Purchases of available-for-sale securities	(1,089,832)	(39,801)
Purchases of held-to-maturity securities	(206)	(7,926)
Purchase of NALICO GA	—	(375)
Proceeds from sales of available-for-sale securities	9,252	32,003
Proceeds from maturities of available-for-sale securities	834,745	11,244
Proceeds from maturities of held-to-maturity securities	232	6,156

Net cash used in investing activities	$(228,684)	$(17,258)

Cash flow from financing activities:
Repayment of debt	—	(4,000)
Payment of preferred dividends	(7,735)	(7,735)

Net cash used in financing activities	(7,735)	(11,735)

Net decrease in cash and cash equivalents	(221,616)	(32,435)
Cash and cash equivalents, beginning of period	749,376	783,008

Cash and cash equivalents, end of period	$527,760	$750,573

Non-cash financing and investing transactions:
Dividends declared but unpaid	$1,719	$1,719

Supplemental cash flow information:
Cash paid for interest	$8,708	$9,527

Cash paid for income taxes	$—	$10,634

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

        Certain accounts have been reclassified to conform to the current period's presentation. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended September 30, 2009 are not indicative of the results that may be expected for the year ended December 31, 2009. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2008.

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

SEPTEMBER 30, 2009

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies

Restricted Cash

        On January 5, 2009, the third party loan for which we provided a guaranty and designated as restricted cash of $18.5 million was repaid in full, thus relieving us of any further obligation. At September 30, 2009, we had no cash and cash equivalents designated as restricted.

Recently Adopted Accounting Pronouncements

        In March 2008, the Financial Accounting Standards Board (FASB) issued guidance on the disclosure of derivative and hedging activities. The new guidance, which is now part of ASC 815, Derivatives and Hedging, requires enhanced disclosures about an entity's derivative and hedging activities and strives to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company currently holds no derivative instruments and has no hedging activities; therefore, there is no impact of adopting ASC 815 on its financial statements.

        In April 2008, FASB issued revised guidance on the determination of the useful life of intangible assets, which is now a part of ASC 350, Intangibles—Goodwill and Other. The new guidance amends the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity's historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension. The revised guidance may result in the useful life of an entity's intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant's perceived value. Disclosure to provide information on an entity's intent and/or ability to renew or extend the arrangement is also required.

        The revised guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The adoption of the revised guidance on January 1, 2009 did not have a material effect on the Company's results of operations, financial position or liquidity and did not require additional disclosures related to existing intangible assets.

        In December 2007, FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805, Business Combinations, significantly changes the financial accounting and reporting of business combination transactions. ASC 805 establishes principles

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for acquisition dates on or after the beginning of an entity's first fiscal year that begins after December 15, 2008. The Company has not had any business combination transactions since the effective date; therefore, there is no impact of adopting on its current financial statements.

        In January 2009, FASB issued revised guidance for measuring and recognizing pre-acquisition contingencies in a business combination. The revised guidance, which is now part of ASC 805, Business Combinations, requires that an asset or a liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the guidance requires that an asset or liability be recognized at the amount that would be recognized in accordance with ASC 450, Contingencies, and FIN 14, Reasonable Estimation of the Amount of a Loss, for liabilities and an amount using a similar criteria for assets. The ASC 805 revision also amends the subsequent measurement and accounting guidance and the disclosure requirements for assets and liabilities arising from contingencies in a business combination. FASB is proposing that the guidance be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not have any assets or liabilities arising from a contingency in a business combination; therefore, there is no impact of adopting ASC 805 on its financial statements.

        In December 2007, FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now part of ASC 810, Consolidation, significantly changes the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. The new guidance is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008, with early adoption permitted. The Company does not have any noncontrolling interests in its consolidated financial statements; therefore, there is no impact of adopting ASC 810 on its financial statements.

        In April 2009, FASB issued new guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. It also requires disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, for both interim and annual periods. This standard is effective for interim and annual periods ending after June 15, 2009. There was no material impact on our financial statements as a result of adopting the standard effective second quarter of 2009.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In April 2009, FASB issued new guidance for the recognition and presentation of other-than-temporary impairments. This new guidance, which is now part of ASC 320, Investments-Debt and Equity Securities, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. This new guidance declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. This standard is effective for interim periods ending after June 15, 2009. There was no material impact as a result of adopting ASC 320 effective second quarter of 2009.

        In April 2009, FASB issued new guidance related to the disclosure of the fair value of financial instruments. This new guidance, which is now part of ASC 825, Financial Instruments, and ASC 270, Interim Reporting, requires an entity to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. Under ASC 825 and ASC 270, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. This standard is effective for interim and annual periods ending after June 15, 2009. The new interim disclosures required by ASC 825 and ASC 270 are included in these notes to the consolidated financial statements.

        In May 2009, FASB issued SFAS new guidance on subsequent events, which is now part of ASC 855, Subsequent Events. This established standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is based on the same principles that currently exist but has included a required disclosure of the date though which the entity has evaluated subsequent events. The standard was effective for interim and annual filings ending after June 15, 2009 and has been adopted by the Company as of June 30, 2009. The required disclosures, if any, have been included in these notes to the consolidated financial statements.

        In June 2009, FASB issued new guidance on accounting standards and codification, which is now part of ASC 105, Generally Accepted Accounting Principles. This will serve as the single source of authoritative non-governmental GAAP. Accordingly, all other accounting literature not included is considered non-authoritative. This is effective on a prospective basis for interim and annual periods ending after September 15, 2009. There was no material impact as a result of adopting ASC 105 effective third quarter 2009.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In August 2009, FASB issued new guidance for the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820-10, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. There was no material impact as a result of adopting ASC 820-10 effective third quarter 2009.

Recently Issued Accounting Pronouncements

        In June 2009, FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, has not yet been adopted into Codification. The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009, and interim and annual periods thereafter. The Company does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

        In June 2009, FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), has not yet been adopted into Codification. The revised guidance reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity's economic performance. Additional disclosures are required about a company's involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. FAS 167 is effective for interim and annual periods that begin after November 15, 2009. The Company does not expect that the adoption of FAS 167 will impact the Company's results of operations, financial position or liquidity.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

2. Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2009 and December 31, 2008 were as follows (in thousands).

	September 30, 2009
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$277,669	$1,736	$(199)	$279,206
Commercial mortgage-backed securities	10,951	747	—	11,698
Corporate debt securities	71,648	4,157	(499)	75,306

	360,268	6,640	(698)	366,210
Equity securities	7,643	1,126	(6)	8,763

	367,911	7,766	(704)	374,973
Held-to-maturity securities:
Fixed maturities:
Government securities	16,817	876	—	17,693

	$384,728	$8,642	$(704)	$392,666

	December 31, 2008
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$31,707	$1,835	$(738)	$32,804
Commercial mortgage-backed securities	12,917	540	(37)	13,420
Corporate debt securities	71,583	868	(3,339)	69,112

	116,207	3,243	(4,114)	115,336
Equity securities	7,470	—	(644)	6,826

	123,677	3,243	(4,758)	122,162
Held-to-maturity securities:
Fixed maturities:
Government securities	16,406	1,332	—	17,738

	$140,083	$4,575	$(4,758)	$139,900

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

2. Investments (Continued)

        The following table summarizes the length of time securities with unrealized losses at September 30, 2009 have been in an unrealized loss position (in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$250,986	$(12)	$1,318	$(187)	$252,304	$(199)
Corporate debt securities	—	—	4,996	(499)	4,996	(499)

	250,986	(12)	6,314	(686)	257,300	(698)
Equity securities	—	—	278	(6)	278	(6)

	250,986	(12)	$6,592	$(692)	$257,578	$(704)

	$250,986	$(12)	$6,592	$(692)	$257,578	$(704)

        For the nine months ended September 30, 2009, the Company took an other-than-temporary impairment on one corporate bond and recognized a loss of $0.8 million; and, there were no other comprehensive income losses for this impairment in accordance with GAAP for the recognition and presentation of other-than-temporary impairments. There were no other-than-temporary impairments for the three months ended September 30, 2009.

        While all of the investments are monitored for potential impairment, our experience indicates that they generally do not present a great risk of impairment, as fair value recovers over time. Management believes that the analysis of each of these investments supports the view that these investments were not other-than-temporarily impaired. Evidence considered in this analysis includes the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant other-than-temporary impairment of the securities. Since December 31, 2008, the fair market value of the investment portfolio has steadily increased by $5.6 million. The Company does not intend to sell these securities and it is not likely that the Company will be required to sell these securities before the recovery of the cost basis; and, therefore, does not believe any other-than-temporary impairments exist as of September 30, 2009, other than the security that management identified and impaired.

        In conjunction with GAAP, there were no adjustments to previously taken other-than-temporary impairment as a result of credit losses, as the Company believes it is more likely than not that it will sell these securities before recovery of its cost basis.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

2. Investments (Continued)

        Gross realized investment gains and losses for the three and nine months ended September 30, 2009 and 2008 are summarized as follows (in thousands).

	Three Months Ended September 30,
	2009			2008
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$161	$—	$161	$48	$(98)	$(50)
Equity securities	—	—	—	—	(1,163)	(1,163)

	$161	$—	$161	$48	$(1,261)	$(1,213)

	Nine Months Ended September 30,
	2009			2008
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$329	$(970)	$(641)	$261	$(127)	$134
Equity securities	—	—	—	—	(43,041)	(43,041)

	$329	$(970)	$(641)	$261	$(43,168)	$(42,907)

        Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities of available-for-sale and held-to-maturity securities at September 30, 2009 and December 31, 2008 by contractual maturity are as follows (in thousands).

	September 30, 2009
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$255,076	$255,189
Due after one year through five years	47,151	49,619
Due after six years through ten years	38,088	40,482
Due after ten years	9,002	9,222
Mortgage-backed securities	10,951	11,698

	$360,268	$366,210

Held-to-maturity debt securities:
Due within one year	$3,172	$3,239
Due after one year through five years	7,932	8,455
Due after six years through ten years	5,713	5,999
Due after ten years	—	—

	$16,817	$17,693

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

2. Investments (Continued)

	December 31, 2008
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$6,998	$6,831
Due after one year through five years	46,584	46,647
Due after six years through ten years	38,259	37,457
Due after ten years	11,449	10,981
Mortgage-backed securities	12,917	13,420

	$116,207	$115,336

Held-to-maturity debt securities:
Due within one year	$165	$167
Due after one year through five years	10,874	11,738
Due after six years through ten years	5,367	5,833
Due after ten years	—	—

	$16,406	$17,738

        Net investment income for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Cash equivalents	$47	$4,846	$(4,799)	$316	$16,184	$(15,868)
Fixed maturities	1,496	1,865	(369)	4,697	5,366	(669)
Equity securities	71	89	(18)	221	664	(443)

	1,614	6,800	(5,186)	5,234	22,214	(16,980)
Other income net of expenses	(123)	(84)	(39)	(287)	(327)	40

Net investment income	$1,491	$6,716	$(5,225)	$4,947	$21,887	$(16,940)

        At September 30, 2009, the Company had on deposit in custody for various State Insurance Departments investments with carrying values totaling $16.8 million.

3. Fair Value Measurements

        The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in GAAP for fair value measurements. GAAP defines fair value, establishes a framework for measuring fair value and establishes disclosures about fair value measurements. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

3. Fair Value Measurements (Continued)

disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows:

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

        The capital and credit markets have been experiencing volatility and disruption for more than 18 months. The downward pressure has negatively affected the performance of our investments, which has resulted in the write-down of investments in previous periods. These write-downs, when determined to be other-than-temporary, reduce our earnings for that period. Though market conditions have improved in the last three months, the level of volatility could worsen and there can be no assurance that we will not experience additional losses on our investments and reductions to earnings.

        The following table presents the hierarchy used by the Company by asset and liability type to determine their value at September 30, 2009 and December 31, 2008 (in thousands).

	As of September 30, 2009
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$527,760	$527,760	$—	$—
Available-for-sale fixed maturities	366,210	250,000	113,310	2,900
Available-for-sale equity securities	8,763	8,763	—	—

Total	$902,733	$786,523	$113,310	$2,900

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$749,376	$749,376	$—	$—
Available-for-sale fixed maturities	115,336	—	115,021	315
Available-for-sale equity securities	6,826	6,826	—	—

Total	$871,538	$756,202	$115,021	$315

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

3. Fair Value Measurements (Continued)

Level 1 financial assets

        The Company's Level 1 investments are limited to cash and cash equivalent balances and actively-traded debt and equity securities. Cash and cash equivalents are carried at amortized cost, which approximates fair value. Fair value of actively traded debt and equity securities are based on unadjusted quoted market prices.

Level 2 financial assets

        Some of the Company's fixed maturity securities are classified in Level 2, including private and corporate debt securities, federal agency and municipal bonds, and non-government mortgage and asset-backed securities. Fair values of inactively traded fixed maturities are based on quoted market prices of identical or similar securities or based on observable inputs, such as interest rates, using either a market or income valuation approach and are generally classified as Level 2.

Level 3 financial assets

        The Company's Level 3 fixed maturity securities include collateralized mortgage obligations and one corporate debt security. Fair values are based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Inputs used to determine fair value include market conditions, spread, volatility, structure and cash flows.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

3. Fair Value Measurements (Continued)

        The following table includes a rollforward of the amounts at September 30, 2009 and 2008 for financial instruments classified within Level 3. The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Nine Months Ended September 30,
	2009	2008
Balance at January 1,	$315	$—
Net transfers in	2,506	—
Purchases	—	—
Sales	—	—
Realized Gains	—	—
Change in unrealized losses	(585)	—

Balance at March 31,	2,236	—

Net transfers in	2,647	—
Purchases	—	—
Sales	—	—
Realized gains	—	—
Change in unrealized losses	(368)	—

Balance at June 30,	4,515	—

Net transfers (out) in	(856)	14,469
Purchases	—	—
Sales	(841)	—
Realized gains	—	—
Change in unrealized losses	82	(909)

Balance at September 30,	$2,900	$13,560

        During the three months ended September 30, 2009, the Company had net transfers of ($0.8) million in commercial mortgage-backed and corporate securities that were classified within Level 3 and transferred to Level 2. The transfers out were primarily due to an increase in the trading activity in the commercial mortgage-backed securities market during the three months ended September 30, 2009.

        For the three months ended March 31, 2009 and June 30, 2009, the Company had net transfers of $2.5 million and $2.6 million, respectively, in commercial mortgage-backed and corporate securities that were classified within Level 2 and transferred to Level 3. The transfer was primarily due to the trading inactivity in the commercial mortgage-backed securities market during the three months ended March 31, 2009, and the six months ended June 30, 2009.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

3. Fair Value Measurements (Continued)

        All net unrealized losses in the table above are reflected in the accompanying financial statements. Net unrealized losses relate to those financial instruments held by the Company at September 30, 2009.

        The following table presents the carrying value and fair value of assets and liabilities where they differ in value at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,817	$17,693
Financial liabilities
Notes payable	$138,368	$148,208

	December 31, 2008
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,406	$17,738
Financial liabilities
Notes payable	$138,368	$126,426

        The Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

4. Property and Equipment

        The following summarizes property and other fixed assets as of September 30, 2009 and December 31, 2008 (in thousands).

	September 30, 2009	December 31, 2008
Other equipment	824	$824
Software	1,431	$56
Less accumulated depreciation	(703)	(530)

	$1,552	$350

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

5. Deferred Acquisition Costs

        Policy acquisition expenses, primarily consisting of commissions, premium taxes and underwriting expenses related to issuing a policy, incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies. The activity in deferred acquisition costs for the nine months ended September 30, 2009 and 2008 is as follows (in thousands).

	Nine Months Ended September 30,
	2009	2008
Beginning of period deferred acquisition cost	$15,935	$14,521
Acquisition expenses deferred	23,311	23,859
Amortization charged to income	(22,690)	(21,493)

End of period deferred acquisition costs	$16,556	$16,887

6. Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2009 and 2008 is as follows (in thousands).

	Nine Months Ended September 30,
	2009	2008
Balance at January 1,	$34,023	$18,091
Less reinsurance recoverables	(14,613)	(2,692)

Net balance at January 1,	19,410	15,399
Incurred related to:
Current Year	58,206	68,388
Prior Year	(1,194)	840

Total incurred	57,012	69,228
Payments related to:
Current Year	(46,416)	(52,644)
Prior Year	(15,027)	(6,834)

Total payments	(61,443)	(59,478)
Net balance at September 30,	14,979	25,149
Plus reinsurance recoverables	17,490	105,161

Balance at September 30,	$32,469	$130,310

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

6. Reserve for Unpaid Losses and Loss Adjustment Expenses (Continued)

Incurred amounts related to prior years indicate that we were slightly redundant in incurred but not reported as of December 31, 2008, resulting in a benefit in the nine months ending September 30, 2009.

7. Reinsurance Activity

        NLASCO attempts to limit the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and loss adjustment expenses ("LAE") and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2009, we had reinsurance recoverables with no allowance of approximately $19.2 million.

        The effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$30,593	$33,220	$31,430	$33,984	$96,876	$98,490	$98,725	$98,444
Reinsurance assumed	1,266	1,259	1,365	1,402	3,739	3,817	4,134	4,574
Reinsurance ceded	(3,946)	(5,329)	(11,347)	(12,641)	(11,978)	(16,091)	(17,989)	(20,001)

Net premiums	$27,913	$29,150	$21,448	$22,745	$88,637	$86,216	$84,870	$83,017

        The effect of reinsurance incurred losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss and loss adjustment expense (LAE) incurred	$22,102	$126,048	$71,745	$166,249
Reinsurance recoverables	(7,051)	(96,102)	(14,733)	(97,021)

Net loss and LAE incurred	$15,051	$29,946	$57,012	$69,228

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

7. Reinsurance Activity (Continued)

Multi-line excess of loss coverage

        For all lines of business, retention on any one risk for 2009 is $200,000.

Catastrophic coverage

        As of September 30, 2009, NLASCO had five levels of catastrophic excess of loss reinsurance providing for coverage up to $170.0 million through June 30, 2010 above $1.0 million in retention for ASIC and $6.0 million for NLIC. Total retention for any one catastrophe that affects both NLIC and ASIC is limited to $6 million in the aggregate. NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage will lapse after the second or third event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year. During 2009, the first three layers can be reinstated once for 100%, 115% and 120% respectively, of the original premium each time and the next two layers can be reinstated one time for 100% of the original premium.

8. Income Taxes

        At September 30, 2009, the Company had net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $45.3 million and $49.1 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2024. The utilization of the net operating losses is contingent upon the future earnings of the Company. If the future earnings of the Company are not realized there could be a valuation allowance for the net operating losses that are not utilized. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

        As of September 30, 2009, we had a deferred tax asset, net of liabilities, of $12.0 million. Our 35% statutory rate is due to the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes. Insurance companies are generally not taxed in most states on income, as they pay premium taxes in states where they generate premium revenue.

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

        GAAP requires the measurement of unrecognized tax benefits. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. For the three months ended September 30, 2009, we had no unrecognized tax benefits.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

8. Income Taxes (Continued)

        We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. The following is a summary of the tax years open to examination:

        U.S. Federal—2006 through 2008

        U.S. States—2005 through 2008

        As of September 30, 2009, the Company was not under audit for Federal income taxes, whereas there are two state income tax audits in process. The Company expects no material impact on its financials as a result of these state income tax audits.

        The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current tax benefit	$2,734	$30,298	$2,746	$29,576
Deferred tax (expense) benefit	(3,670)	(24,733)	100	(11,485)
Allowance	—	4,603	—	4,603

Income tax (expense) benefit	$(936)	$10,168	$2,846	$22,694

        The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Tax (expense) benefit at statutory rate	$(916)	$5,541	$2,849	$18,083
Permanent differences	(20)	24	(3)	8
Decrease in valuation allowance	—	4,603	—	4,603

Income (expense) tax benefit	$(936)	$10,168	$2,846	$22,694

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

8. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	September 30, 2009	December 31, 2008
Deferred Tax Assets:
Net operating loss carryforwards	$15,850	$16,092
Accrued liabilities and other	2,270	1,890
Loss and loss adjustment expense discounting	356	477
Securities available for sale	—	530
Unearned premiums	4,637	4,566
Investments	733	934
Loan origination costs	379	404
Rental and other property, net	36	—
AMT credit carryforward	769	787

Total gross deferred tax assets	$25,030	$25,680

Deferred Tax Liabilities:
Rental and other property, net	$—	$29
Securities available for sale	2,472	—
Intangible assets	4,437	4,901
Goodwill	282	207
Deferred policy acquisition costs	5,794	5,577

Total gross deferred tax liabilities	$12,985	$10,714

Net Deferred Tax Asset	$12,045	$14,966

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

9. Statutory Net Income and Capital and Surplus (Continued)

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

        Following is a summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary for the three and nine months ended September 30, 2009 and 2008 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
National Lloyds Insurance Company
Capital and surplus	$85,149	$79,019	$85,149	$79,019
Statutory net (loss) income	$3,447	$(9,577)	$(955)	$(9,093)
American Summit Insurance Company
Capital and surplus	$27,006	$23,862	$27,006	$23,862
Statutory net (loss) income	$1,615	$(187)	$2,689	$1,252

10. Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO's surplus, as shown by its last annual statement on file with the Commissioner, or 100% of net income for such period. The subsidiaries paid $14.0 million in dividends to NLASCO in March 2008. At September 30, 2009, the maximum dividend that may be paid to NLASCO in 2009 without regulatory approval is approximately $10.8 million. There have been no dividends paid in 2009.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2009, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the NAIC has adopted the risk based calculation ("RBC") formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk (RBC ratio), interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2009, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(unaudited)

11. Equity and Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (Loss) per share from operations:
Income (loss) from operations	$1,683	$(5,662)	$(5,292)	$(28,973)
Preferred stock dividends	(2,579)	(2,579)	(7,735)	(7,735)

Loss from operations after preferred dividends	$(896)	$(8,241)	$(13,027)	$(36,708)

Basic loss per share from operations	$(0.02)	$(0.15)	$(0.23)	$(0.65)

Diluted loss per share from operations	$(0.02)	$(0.15)	$(0.23)	$(0.65)

Loss per share available to common stockholders:
Loss available to common stockholders	$(896)	$(8,241)	$(13,027)	$(36,708)

Basic loss per share available to common stockholders	$(0.02)	$(0.15)	$(0.23)	$(0.65)

Diluted loss per share available to common stockholders	$(0.02)	$(0.15)	$(0.23)	$(0.65)

Weighted average share information:
Basic shares outstanding	56,483	56,452	56,470	56,452

Diluted shares outstanding	56,483	56,452	56,470	56,452

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Stock warrants	1	1	1	1
Senior exchangeable Notes	6,718	6,718	6,718	6,718
Stock options	310	541	434	541

Total	7,029	7,260	7,153	7,260

        In the quarter ending June 30, 2009, there were options exercised in cashless transactions resulting in 17,531 shares of common stock being issued and $30 of cash being paid in lieu of fractional shares. For the quarter ended September 30, 2009, there were no options exercised.

        On September 15, 2009, the board of directors declared a quarterly cash dividend of $0.515625 per share on the Company's Series A Cumulative Redeemable Preferred Stock. The dividend was paid on October 30, 2009, to shareholders of record on October 15, 2009. The Board reviews the payment of dividends on a quarterly basis.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

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

13. Subsequent Events

        Consistent with GAAP for subsequent events, Hilltop Holdings Inc. has evaluated subsequent events through November 6, 2009, the date of filing its report on Form 10-Q for the quarter ended September 30, 2009 with the SEC, and has no material subsequent events to report.

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

        For a further discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K and 10-K/A, which was filed with the Securities and Exchange Commission on March 16, 2009 and April 2, 2009, respectively. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and those risk factors, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to, or effects on, us and our business or operations. Forward-looking statements made in this report speak as of the date of this report or as of the date specifically referenced in any such statement set forth in this report. We undertake no obligation to update or revise any forward-looking statements in this report.

GENERAL STRUCTURE OF THE COMPANY

        We are a holding company that is endeavoring to make opportunistic acquisitions or a business combination. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. At September 30, 2009, Hilltop and its operating partnership, Affordable Residential Communities LP, had approximately $742.2 million of available cash, cash equivalents and available for sale securities that could be used for this purpose. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

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

OVERVIEW OF RESULTS

        For the nine months ended September 30, 2009, net loss attributable to common stockholders was $13.0 million, or $0.23 per share, as compared to net loss of $36.7 million, or $0.65 per share, for the same period in 2008. Net loss from operations accounted for $5.3 million of the net loss for the nine months ended September 30, 2009, compared to $29.0 million of the net loss for the nine months ended September 30, 2008.

        The $23.7 million decrease in net loss from operations for the nine months ended September 30, 2009, as compared to the same period in 2008, is primarily due to the loss on investments decreasing by $42.2 million ($27.4 million net of tax). This decrease primarily relates to a $41.9 million loss on securities sold ($27.2 million net of tax) during the nine months ended September 30, 2009, for equity securities held at HTH for potential acquisition. The decrease in loss on investments for the nine months ended September 30, 2009 due to lower investment income in 2009 of $16.9 million ($11.0 million net of tax) primarily generated on the cash at HTH, a decrease in loss and loss adjustment expense of $12.2 million ($7.9 million net of tax), and an increase in earned premium of $3.2 million ($2.1 million net of tax) due to lower reinstatement premiums offset by higher reinsurance costs.

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

Critical Accounting Policies and Estimates

        The Company has prepared its unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which require certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, however, have been condensed or omitted pursuant to Article 10 of Regulation S-X. A summary of HTH's significant accounting policies has been provided in its Form 10-K and 10-K/A for the year ended December 31, 2008. Summarized below are those accounting policies that require the most difficult, subjective or complex judgments and that have the most significant impact on HTH's financial condition and results of operations. Management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

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

        We regularly review our investment securities to assess whether the security is impaired and if impairment is other-than-temporary. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, we consider whether we are more likely than not to hold an investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, and forecasted performance of the investee.

        Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

        Deferred Acquisition Costs.    Costs of acquiring insurance vary with, and are primarily related to, the production of new and renewal business and principally consist of commissions, premium taxes and underwriting expenses. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs and maintenance costs exceeds related unearned premiums and anticipated investment income. At September 30, 2009, there was no premium deficiency.

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

        The Company accounts for reinsurance contracts under the provisions of GAAP in accounting and reporting for reinsurance. Net premiums earned, losses and LAE, and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Reinsurance assumed from other companies, including assumed premiums written and earned and losses and LAE, is accounted for in the same manner as direct insurance written.

        Income Taxes.    The Company accounts for income tax in accordance with GAAP, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. GAAP also requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not likely of being sustained upon audit, we do not recognize any portion of the benefits in our consolidated financial statements. The provisions of GAAP also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

        Fair Value.    The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in GAAP for fair value measurements. The framework is based on the inputs used in valuation and requires that observable inputs be used in the valuations when available. In the disclosure of fair value estimates in GAAP, the hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows: Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access. Level 2—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Level 3—Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

        Revenue.    Revenue for the three months ended September 30, 2009 was $32.7 million, as compared to $29.7 million for the same period in 2008. Net premiums earned were $29.1 million for the three months ended September 30, 2009, as compared to $22.7 million for 2008. Net premiums earned were favorable by $6.4 million due to the reinstatement premium booked in 2008 of $8.2 million for hurricanes Dolly, Gustav and Ike offset by higher reinsurance costs and direct premiums earned in 2009. Net investment income was $1.5 million for the three months ended September 2009, as compared to $6.7 million for the same period in 2008, primarily due to lower yields on HTH parent only cash of $4.7 million. We had a net realized gain on investments of $0.2 million in for the three months ended September 30, 2009, as compared to a net loss of $1.1 million, due to an other-than-temporary impairment of $1.1 million for the same period in 2008. Other income was $1.9 million for the third quarter in 2009, as compared to $1.5 million for 2008. The increase in service fee income was primarily due to additional fees for policies that include wind coverage in hurricane prone areas. Net income before preferred stock dividends for the three months ended September 30, 2009, was $1.7 million due to the profitability of the insurance operations at NLASCO partially offset by losses from the parent, HTH.

        Underwriting Results.    The following table shows the components of the Company's underwriting gain (loss) for the three months ended September 30, 2009 and 2008. The Company's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Three Months Ended September 30,
	2009	2008	Change	% Change
Direct premiums written	$30,593	$31,430	$(837)	-2.7%

Net premiums written	$27,913	$21,448	$6,465	30.1%

Net premiums earned	$29,150	$22,745	$6,405	28.2%
Loss and LAE	15,051	29,946	(14,895)	-49.7%
Policy acquisition and other underwriting expenses	10,333	10,736	(403)	-3.8%

Underwriting gain (loss)	$3,766	$(17,937)	$21,703	-121.0%

Agency expenses	$(518)	$(581)	$63	-10.8%

Loss and LAE ratio	51.6%	131.7%	-80.1%
Policy acquisition and other underwriting expense less agency expense ratio	33.7%	44.6%	-10.9%
Combined ratio	85.3%	176.3%	-91.0%

        The Company seeks to operate at a combined ratio of no greater than 85.0%. Loss ratios are ratios that express the relationship of losses to premiums. The loss and LAE ratio is loss and LAE expenses divided by net premiums earned for the same period. The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense, divided by net premiums earned for the same period. Combined ratio is the sum of both previous ratios.

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

        Direct premiums written by major product line for the three months ended September 30, 2009 and 2008, are presented in the table below (in thousands):

	Three Months Ended September 30,
	2009	2008	Change	% Change
Direct Premiums Written:
Homeowners	$12,579	$13,203	$(624)	-4.7%
Fire	11,541	12,059	(518)	-4.3%
Mobile Home	4,613	4,498	115	2.6%
Commercial	1,724	1,533	191	12.5%
Other	136	137	(1)	-0.7%

	$30,593	$31,430	$(837)	-2.7%

        Total direct premiums written decreased for the three months ended September 30, 2009 for all of the insurance products, except mobile home and commercial lines. The decrease was due to stronger competition and more challenging economic times.

        Net premiums written by major product line for the three months ended September 30, 2009 and 2008, are presented in the table below (in thousands):

	Three Months Ended September 30,
	2009	2008	Change	% Change
Net Premiums Written
Homeowners	$11,477	$9,010	$2,467	27.4%
Fire	10,530	8,229	2,301	28.0%
Mobile Home	4,209	3,069	1,140	37.1%
Commercial	1,573	1,046	527	50.4%
Other	124	94	30	31.9%

	$27,913	$21,448	$6,465	30.1%

        Total net premiums written increased for the three months ended September 30, 2009 for all insurance products due to reinstatement premiums related to hurricanes Dolly, Gustav and Ike of $8.2 million in 2008, partially offset by higher reinsurance costs and lower direct premiums in 2009.

        Net premiums earned by major product line for the three months ended September 30, 2009 and 2008, are presented in the table below (in thousands):

	Three Months Ended September 30,
	2009	2008	Change	% Change
Net Premiums Earned:
Homeowners	$11,984	$9,555	$2,429	25.4%
Fire	10,997	8,727	2,270	26.0%
Mobile Home	4,396	3,255	1,141	35.1%
Commercial	1,643	1,109	534	48.2%
Other	130	99	31	31.3%

	$29,150	$22,745	$6,405	28.2%

        Net premiums earned for the three months ended September 30, 2009 increased for all products due to the reinstatement premiums related to hurricanes Dolly, Gustav and Ike of $8.2 million in 2008, partially offset by higher reinsurance costs and lower direct premiums in 2009.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the three months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008	Change	% Change
Amortization of deferred policy acquisition costs	$7,718	$7,875	$(157)	-2.0%
Other underwriting expenses	2,615	2,861	(246)	-8.6%

Total policy acquisition and other underwriting expenses	10,333	10,736	(403)	-3.8%
Agency expenses	(518)	(581)	63	-10.8%

Total policy acquisition and other underwriting expenses excluding agency expenses	$9,815	$10,155	$(340)	-3.3%

Net premiums earned	$29,150	$22,745	$6,405	28.2%

Expense ratio	33.7%	44.6%	-10.9%

        Total policy acquisition and other underwriting expenses are down $0.4 million due to the decrease in the amortization of deferred policy acquisition costs and other underwriting expenses.

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the three months ended September 30, 2009 and 2008 of 51.6% and 131.7%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner. The non cat loss and LAE ratios for the three months ended September 30, 2009 and 2008 were 51.3% and 54.8%, respectively. The decrease in the loss and LAE ratio is due to several hurricanes that occurred in July and September 2008. The actual loss related to Hurricane Dolly, Gustav and Ike excluding reinstatement premium is $13.0 million.

        General and Administrative Expense.    General and administrative expense for the three months ended September 30, 2009 was $1.7 million, largely unchanged, as compared to $1.8 million for the three months ended September 30, 2008.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended September 30, 2009 and 2008 was $0.5 million.

        Interest Expense.    Interest expense for the three months ended September 30, 2009 was $2.5 million, as compared to $2.6 million for the three months ended September 30, 2008, a decrease of $0.1 million, or 4.0%. The small decrease is due to lower rates on our variable rate debt.

        Income Taxes.    The Company had a $0.9 million income tax expense for the three months ended September 30, 2009, compared to $10.2 million benefit for the same period in 2008. The expense in 2009 is primarily due to the tax expense recorded as a result of operating income of NLASCO of $2.6 million. The benefit in 2008 is primarily due to the tax benefit recorded as a result of operating losses of NLASCO and recognizing losses on the impairment of $0.4 million of investment securities.

        Preferred Stock Dividend.    On September 15, 2009, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share on each of the 5,000,000 outstanding shares of our

Series A Preferred Stock, payable October 30, 2009, amounting to $2.6 million. For the quarter ended September 30, 2008, the dividend declared also was $0.5156 per share, or $2.6 million.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $0.9 million for the three months ended September 30, 2009, as compared to net loss of $8.2 million for the three months ended September 30, 2008. The principal reason for the loss in the third quarter of 2009 is due to lower direct premiums written and lower interest income generated on the cash balances at HTH, due to lower interest rates in 2009.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

        Revenue.    Revenue for the nine months ended September 30, 2009 was $95.7 million, as compared to $66.7 million for the same period in 2008. Net premiums earned were $86.2 million for the first nine months in 2009, as compared to $83.0 million for 2008. Net investment income was $4.9 million for the first nine months of 2009, as compared to $21.9 million for the same period in 2008. The $17.0 million unfavorable investment income was primarily due to lower investment yields on the HTH parent only cash of $15.7 million. We had a net realized loss on investments of $0.6 million in the first nine months of 2009, due to the write down and subsequent sale of securities primarily owned by NLASCO, as compared to $42.9 million for the same period in 2008, which related to equity securities held by HTH for a potential acquisition. Other income was $5.1 million for the first nine months in 2008, as compared to $4.7 million for 2008.

        Underwriting Results.    The following table shows the components of the Company's underwriting loss for the nine months ended September 30, 2009 and 2008. The Company's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Nine Months Ended September 30,
	2009	2008	Change	% Change
Direct premiums written	$96,876	$98,725	$(1,849)	-1.9%

Net premiums written	$88,637	$84,870	$3,767	4.4%

Net premiums earned	$86,216	$83,017	$3,199	3.9%
Loss and LAE	57,012	69,228	(12,216)	-17.6%
Policy acquisition and other underwriting expenses	32,616	32,350	266	0.8%

Underwriting loss	$(3,412)	$(18,561)	$15,149	-81.6%

Agency expenses	$(1,569)	$(1,821)	$252	-13.8%

Loss and LAE ratio	66.1%	83.4%	-17.3%
Policy acquisition and other underwriting expense less agency expense ratio	36.0%	36.8%	-0.8%
Combined ratio	102.1%	120.2%	-18.1%

        The Company seeks to operate at a combined ratio of no greater than 85.0%; however, due to increase in frequency and severity of wind, hail and fire losses during the nine months ended September 30, 2009 and 2008, our combined ratio was 102.1% and 120.2%, respectively. Loss ratios are ratios that express the relationship of losses to premiums. The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period. The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period. Combined ratio gives you the sum of both previous ratios.

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

        Direct premiums written by major product line for the nine months ended September 30, 2009 and 2008, are presented in the table below (in thousands):

	Nine Months Ended September 30,
	2009	2008	Change	% Change
Direct Premiums Written:
Homeowners	$39,562	$41,537	$(1,975)	-4.8%
Fire	36,717	37,429	(712)	-1.9%
Mobile Home	15,514	14,851	663	4.5%
Commercial	4,748	4,562	186	4.1%
Other	335	346	(11)	-3.2%

	$96,876	$98,725	$(1,849)	-1.9%

        Total direct premiums written decreased for the nine months ended September 30, 2009 for all of the insurance products, except mobile home and commercial, as a result of stronger competition and more challenging economic times.

        Net premiums written by major product line for the nine months ended September 30, 2009 and 2008, are presented in the table below (in thousands):

	Nine Months Ended September 30,
	2009	2008	Change	% Change
Net Premiums Written
Homeowners	$36,197	$35,708	$489	1.4%
Fire	33,594	32,176	1,418	4.4%
Mobile Home	14,195	12,766	1,429	11.2%
Commercial	4,344	3,921	423	10.8%
Other	307	299	8	2.7%

	$88,637	$84,870	$3,767	4.4%

        Total net premiums written increased for the nine months ended September 30, 2009 for all lines of business due to reinstatement premiums related to hurricanes Dolly, Gustav and Ike of $8.2 million in 2008, partially offset by higher reinsurance costs and lower direct premiums in 2009.

        Net premiums earned by major product line for the nine months ended September 30, 2009 and 2008, are presented in the table below (in thousands):

	Nine Months Ended September 30,
	2009	2008	Change	% Change
Net Premiums Earned:
Homeowners	$35,208	$34,929	$279	0.8%
Fire	32,677	31,474	1,203	3.8%
Mobile Home	13,807	12,488	1,319	10.6%
Commercial	4,225	3,836	389	10.1%
Other	299	290	9	3.1%

	$86,216	$83,017	$3,199	3.9%

        Net premiums earned for the nine months ended September 30, 2009 were up as compared to 2008 due to the reinstatement premium related to hurricanes Dolly, Gustav and Ike of $8.2 million in 2008, partially offset by higher reinsurance costs and lower direct premiums written in 2009.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008	Change	% Change
Amortization of deferred policy acquisition costs	$22,690	$21,493	$1,197	5.6%
Other underwriting expenses	9,926	10,857	(931)	-8.6%

Total policy acquisition and other underwriting expenses	32,616	32,350	266	0.8%
Agency expenses	(1,569)	(1,821)	252	-13.8%

Total policy acquisition and other underwriting expenses excluding agency expenses	$31,047	$30,529	$518	1.7%

Net premiums earned	$86,216	$83,017	$3,199	3.9%

Expense ratio	36.0%	36.8%	-0.8%

        Total policy acquisition and other underwriting expenses are up $0.5 million due to the increase in amortization of deferred policy acquisition costs of $1.2 million and a decrease in other underwriting expenses of $0.9 million.

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the nine months ended September 30, 2009 and 2008 of 66.1% and 83.4%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner. The decrease in the loss and LAE ratio is due to several severe spring storms and several hurricanes that occurred in July and September 2008. The actual loss related to Hurricane Dolly, Gustav and Ike, excluding reinstatement premium, was $13.0 million.

        General and Administrative Expense.    General and administrative expense for the nine months ended September 30, 2009 was $5.3 million, as compared to $7.2 million for the nine months ended September 30, 2008, a decrease of $1.9 million, or 26%. This decrease was mainly due to a decrease in business acquisition cost of $1.4 million. The acquisition costs related to expenses incurred in connection with a possible transaction, that, as of the second quarter of 2008, we determined no longer to pursue.

        Depreciation and Amortization Expense.    Depreciation and amortization expense was $1.5 million for the nine months ended September 30, 2009, largely unchanged as compared to $1.6 million in 2008.

        Interest Expense.    Interest expense for the nine months ended September 30, 2009 was $7.4 million, as compared to $7.9 million for the nine months ended September 30, 2008, a decrease of $0.5 million, or 7.0%. The decrease in interest expense is due to the pay down of debt in the first quarter of 2008 and lower rates on variable rate debt in 2009.

        Income Taxes.    The Company had a $2.8 million income tax benefit for the nine months ended September 30, 2009, compared to a $22.7 million benefit for the same period in 2008, of which $4.6 million related to the reduction of the valuation allowance in 2008. The benefit in 2009 is primarily due to the tax benefit recorded as a result of the operating losses of HTH parent only offset by operating profits of NLASCO.

        Preferred Stock Dividend.    On March 11, 2009, the HTH board of directors declared quarterly cash dividends of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2009, amounting to $2.6 million. On June 11, 2009, the HTH board of directors declared quarterly cash dividends of 0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable July 30, 2009, amounting to $2.6 million. On September 15, 2009, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable October 30, 2009, amounting to $2.6 million. For the nine months ended September 30, 2009, the dividends declared were $1.5468 per share, or $7.7 million.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $13.0 million for the nine months ended September 30, 2009, as compared to $36.7 million of net loss for the nine months ended September 30, 2008. The principal reason for the loss in the first nine months of 2009 is due to lower direct premiums written and lower interest income generated on cash balances at HTH, due to lower interest rates in 2009.

LIQUIDITY AND CAPITAL RESOURCES

General

        Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1,041 million at September 30, 2009. At September 30, 2009, the Company had invested approximately $492.2 million in overnight deposits at JP Morgan Chase, Bank of America, and Wells Fargo. These investments are guaranteed under the Temporary Liquidity Guarantee Program.

        Hilltop is seeking to make opportunistic acquisitions with its available cash and, if necessary or appropriate, from additional equity or debt financing sources.

        At September 30, 2009, we had approximately $527.8 million of cash and cash equivalents and $391.8 million of investments, as compared to $749.4 million of cash and cash equivalents and $138.6 million of investments as of December 31, 2008. HTH moved its cash from interest bearing to non interest bearing accounts in January 2009 in order to reduce its risk of principal loss under the Temporary Liquidity Guarantee Program. In June 2009, HTH moved its cash from non interest bearing accounts to short term U.S. Treasuries to earn as much yield as possible while preserving liquidity and protecting against any loss of principle.

        As of September 30, 2009, our short-term liquidity needs included (a) funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), (b) funds to pay our insurance claims and (c) funds to service our debt.

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

        Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner and Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company's surplus, as shown by its last annual statement on file with the Commissioner, or 100% of net income for such period. NLIC and ASIC paid dividends totaling $14.0 million to NLASCO in March 2008. At September 30, 2009, the maximum additional dividends that may be paid to NLASCO in 2009 without regulatory approval is approximately $10.8 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2009, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or "RBC", requirements for insurance companies that establish minimum capital requirements relating to insurance risk, assesses credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2009, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

        We believe that restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to carry out our normal business activities, including dividend payments on our Series A cumulative redeemable preferred stock and debt payments on our senior exchangeable notes.

Sources and Uses of Funds

        Our primary investment objective is to preserve capital. Our strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constitute $910.8 million, or 99.0%, of our investments at September 30, 2009. There is no intent to dispose of these investments at this time, other than those securities with previously taken other-than-temporary impairment in which the Company intends to sell the securities before maturity. Our bonds are substantially in readily marketable securities.

        Our investment committee meets regularly to review the portfolio performance and investment markets in general. Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        Cash provided by operations was $14.8 million for the nine months ended September 30, 2009, primarily due to the decrease in income tax receivable of $22.0 million offset by the net loss of $5.3 million and the $7.3 million change in operating assets and liabilities. Cash used in operations was

$3.4 million for the nine months ended September 30, 2008, due to the payment of $10.1 million in state income taxes.

        Cash used in investing activities was $228.7 million in the nine months ended September 30, 2009, compared with cash used in investing activities of $17.2 million in the same period in 2008. The cash used in investing activities for the nine months ended September 30, 2009 is primarily due to the net purchases of $250.0 million of available for sale securities at HTH in September 2009. Cash used in investing activities for the nine months ended September 30, 2008 was due to the designation of $18.5 million as restricted cash.

        Cash used in financing activities was $7.7 million for the nine months ended September 30, 2009, compared with cash used in financing activities of $11.7 million in the same period in 2008. The decrease in cash used in financing activities was due primarily to the repayment of $4.0 million in debt in 2008.

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

Inflation

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2009 and 2008. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves
(in thousands)
2009	$9,643
2010	13,767
2011	4,481
2012	2,240
2013	974
Thereafter	1,364

$32,469

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of nine months ended September 30, 2009, we had no derivative financial instruments.

        As of September 30, 2009, our total debt outstanding was approximately $138.4 million, comprised of approximately $90.9 million, or 65.7%, of indebtedness subject to fixed interest rates and approximately $47.5 million, or 34.3% of our total consolidated debt, subject to variable interest rates.

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

        The fair value of debt outstanding as of September 30, 2009 was approximately $148.2 million.

        The following table sets forth certain information with respect to our indebtedness outstanding as of September 30, 2009 (in thousands).

	Principal Commitments
	Fixed	Variable	Total
2009	$—	$18	$18
2013 and Thereafter	90,850	47,500	138,350

Commitments	$90,850	$47,518	$138,368

ITEM 4.    CONTROLS AND PROCEDURES

        a)    Disclosure Controls and Procedures. The Company's management, with the supervision and participation of the Company's Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the design and operation of Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

HILLTOP HOLDINGS INC.
Date: November 6, 2009	By:	/s/ DARREN PARMENTER
Darren Parmenter Senior Vice President and Chief Accounting Officer (Principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Hilltop Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer of Hilltop Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.