Form 10-K
period 2009-12-31
Hilltop Holdings Inc.
filed 2010-03-11
CIK 1265131

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2009, was approximately $471 million. For purposes of this computation, all officers, directors and 10% stockholders were deemed to be affiliates. This determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates. The number of shares of the registrant's common stock outstanding at March 11, 2010 was 56,488,488.

DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement pertaining to the 2010 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

PART I

ITEM 1.    BUSINESS

General Information

        We are a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. With respect to financial institution opportunities, we have received preliminary approval from the Comptroller of Currency, The Office of Thrift Supervision and the Federal Deposit Insurance Corporation to on government-assisted financial institution transactions. The approvals from the Comptroller of Currency and The Office of Thrift Supervision expire on May 17, 2010 and November 30, 2010, respectively, and are subject to the satisfaction of certain conditions should we be the successful bidder. At December 31, 2009, we had approximately $737 million aggregate available cash and cash equivalents that may be used for this purpose. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or effect a combination or, if consummated, successfully integrate or operate the acquired business.

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

        A.M. Best assigned NLIC a financial strength rating of "A" (Excellent) and ASIC a rating of "A-" (Excellent) in 2007. These ratings were affirmed in May 2009. An "A" rating is the third highest of 16 rating categories used by A.M. Best, and an "A-" rating is the fourth highest of 16 rating categories. Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best's expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and loss adjustment expenses, and is subject to revocation or revision at any time at the sole discretion of A.M. Best.

        Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "HTH." Our 8.25% Series A Cumulative Redeemable Preferred Stock is listed on the NYSE under the symbol "HTHPRA."

        Our principal office is located at 200 Crescent Court, Suite 1330, Dallas, Texas 75201, and our telephone number at that location is (214) 855-2177. Our internet address is www.hilltop-holdings.com.

        We currently are subject to the reporting requirements of the Exchange Act and, therefore, file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. These filings, and amendments to these filings, may be accessed, free of charge, on the investor relations page of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Additionally, any materials that we file with, or furnish to, the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information regarding the operations of the SEC Public Reference Room. The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers, such as ourselves, that file electronically with the SEC. Our codes of conduct and ethics, including amendments to, and waivers of, those codes, our corporate governance guidelines, director independence criteria and board committee charters can be accessed, free of charge, on our website, as well. We will provide, at no cost, a copy of these documents upon request by telephone or in writing at the above phone number or address, attention: Investor Relations. The references to our website address do not constitute incorporation by reference of the information contained on our website into, and should not be considered a part of, this Annual Report on Form 10-K.

        In 2009, our Chief Executive Officer certified to the NYSE, pursuant to Section 303A.12 of the NYSE's listing standards, that he is unaware of any violation by us of the NYSE's corporate governance listing standards.

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

        On July 31, 2007, we sold substantially all of the operating assets used in our manufactured home communities business and our retail sales and financing business to American Residential Communities LLC. We received gross proceeds of approximately $890 million in cash, which represents the aggregate purchase price of $1.794 billion less the indebtedness assumed by the buyer. After giving effect to expenses and taxes and our continued outstanding preferred stock and senior notes, our net cash balance was approximately $550 million. We used a portion of the proceeds from this transaction for general working capital, liquidation of our operating partnership units, and to repay certain outstanding obligations. We intend to make opportunistic acquisitions with certain of the remaining proceeds from this transaction and, if necessary or appropriate, from additional equity or debt financing sources. In conjunction with this transaction, we transferred to the buyer the rights to the "Affordable Residential Communities" name, changed our name to Hilltop Holdings Inc., and moved our headquarters to Dallas, Texas.

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

        Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned NLIC a financial strength rating of "A" (Excellent) in 2007 and ASIC a rating of "A-" (Excellent) in 2007. A.M. Best confirmed these ratings in May 2009. An "A" rating is the third highest of 16 rating categories used by A.M. Best, and an "A-" rating is the fourth highest of 16 rating categories.

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

        The property and casualty insurance industry, historically, has been subject to cyclical fluctuations in pricing and availability of insurance coverage. "Soft" markets are often characterized by excess underwriting capital and involve intense price competition, expanded policy terms and conditions, erosion of underwriting discipline and poor operating performance. These market conditions usually lead to a period of diminished underwriting capacity after insurance companies exit unprofitable lines and exhibit greater underwriting discipline, increase premium rates and implement more restrictive policy terms and conditions. This latter market condition is called a "hard" market. The insurance market may not always be hard or soft; rather, it could be hard for one line of business and soft for another. The market at the start of 2010 is likely to be characterized as soft for property risks in NLASCO's operating area; however, in coastal areas, due to the hurricane activity in recent years, those markets are considered hard.

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

	For The Year Ended December 31,
	2009	2008	2007
Gross Premiums Written
Personal lines	$129.5	$131.8	$131.1
Commerical lines	6.7	6.2	6.1

Total	$136.2	$138.0	$137.2

Net Operating income
Personal lines	$5.9	$(3.1)	$14.4
Commerical lines	0.8	0.5	1.3

Total	$6.7	$(2.6)	$15.7

Total Assets
Personal lines	$256.3	$247.6	$253.2
Commerical lines	23.6	22.8	23.3

Total	$279.9	$270.4	$276.5

Geographic Markets

        The following table sets forth NLASCO's total gross written premiums by state for the periods shown (in millions):

	For The Year Ended December 31,
	2009	2008	2007
Gross Written Premiums
Texas—Flood	$5.9	$5.3	$4.1
Texas—North	20.7	21.2	24.1
Texas—South	34.4	34.9	34.6
Texas—Central	9.4	9.4	9.1
Texas—West	13.0	13.5	11.1
Texas—Panhandle	6.8	7.3	7.4
Texas—East	13.4	13.2	11.9

Texas—Total	103.7	104.8	102.3
Arizona	11.3	11.8	12.8
Tennessee	7.8	8.0	8.7
Oklahoma	5.1	5.2	5.5
Louisiana	3.0	3.0	2.8
Missouri	1.4	1.6	1.5
Nevada	1.1	1.2	1.4
Mississippi	—	—	0.1
All other states	2.8	2.4	2.1

TOTAL	$136.2	$138.0	$137.2

        NLASCO underwrites insurance coverage primarily in Texas, as well as other states in the south and southwest regions.

Distribution

        NLASCO distributes its insurance products through a broad network of independent agents in 27 states and a select number of managing general agents, referred to as MGAs. NLASCO has a preference for doing business with agents that desire a long-term relationship that will result in mutual profitability and value for both parties. NLASCO believes that "relationship" agents are more oriented to the long-term and desire a meaningful relationship with their customers and the insurers they represent. NLASCO's top ten agents accounted for only 9.9%, 10.1% and 12.1% of direct premiums written in 2009, 2008 and 2007, respectively, and as of December 31, 2009, the average tenure of the top 25 agencies was over 12 years.

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

        NLASCO employs a disciplined underwriting approach that incorporates the continuously refined stratification of its target markets to permit it to tailor its policies to individual risks and adopt pricing structures that will be supported in the applicable market. NLASCO utilizes underwriting principles and processes that reflect the knowledge and experience it has acquired during its 40-plus year history of underwriting risks. NLASCO has started to use advanced modeling software on an individual risk basis that will allow it to underwrite risks at the time of quotation in high risk areas, such as the seacoast. NLASCO believes that this comprehensive process capitalizes on its knowledge and expertise and results in better underwriting decisions.

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

Catastrophe Exposure

        NLASCO maintains a comprehensive risk management strategy, which includes actively monitoring its catastrophe prone territories by zip code to ensure a diversified book of risks. NLASCO utilizes software and risk support from its reinsurance brokers to analyze its portfolio and catastrophe exposure. Biannually, NLASCO has its entire portfolio analyzed by its reinsurance broker who utilizes hurricane models to predict risk. Based on this information and management's active role in risk management, NLASCO makes decisions on what geographic areas to write risks. Over the years, NLASCO has adjusted its business based on its perceived risk of catastrophe losses. For example, in 2005, ASIC withdrew from the Mississippi market to mitigate its catastrophe exposure in that area, and in 2006, it stopped writing new policies that cover wind damage along the seacoast of Louisiana. In 2009, NLASCO decided not to renew wind policies for properties within the Texas seacoast. All policies will exclude wind by the end of February 2011.

        In recent years, NLASCO's catastrophe exposure primarily resulted from property policies in Cameron, Harris, Jefferson and Nueces Counties in Texas, which include the densely populated Houston metropolitan area and the cities extending from the northern tip to the southern point on the

Texas Gulf Coast. All of this territory is exposed to potential wind storm activity from the Gulf of Mexico. By not renewing wind policies on the Texas seacoast, which is exposed to the majority of potential wind storm activity, NLASCO's primary catastrophe exposure will be limited to property policies in Harris County. NLASCO also is exposed to hail and other catastrophic events in the Texas panhandle and plains states.

        In 2009, the coastal area represented 16% of Texas state-wide premiums; however, only 8% of these coastal policies included full wind coverage. The panhandle represents 7% of Texas state-wide premiums.

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

        In order for a loss to be covered under the Program, as presently constituted, aggregate industry losses of $100 million must be satisfied. Further, the losses must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, Secretary of State and Attorney General. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance and reinsurance. The 2005 Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers), surety, burglary and theft and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the Program. The Program generally requires that all commercial property and casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal government for a percentage of subject losses, after an insurer deductible, subject to an annual cap. The Federal reimbursement percentage was fixed by the Reauthorization Act at 85%. The deductible is calculated by applying the deductible percentage to the insurer's direct earned premiums for covered lines. The deductible under the Program is fixed at 20%. NLASCO's deductible under the Program was $1.2 million for 2009 and is estimated to be $1.2 million in 2010. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached $100 billion aggregate amount during a Program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses that exceed the $100 billion cap. When insured losses under the Program exceed the $100 billion cap, the insured losses are subject to pro-rata sharing based upon regulations promulgated by the U.S. Treasury. Additionally, under the Reauthorization Act, the timing of mandatory recoupment of the Federal reimbursement through policyholder surcharges was accelerated.

        On December 14, 2009, two final rules with respect to the Program were published in the Federal Register. The first rule describes how the Treasury will calculate the amounts to be recouped from insurers and establishes procedures for insurers to use in collecting Federal Terrorism Policy Surcharges and remitting them to the Treasury. The second rule describes how the Treasury intends to determine the pro rata share of insurance losses under the Program when losses otherwise would exceed the annual monetary cap. NLASCO had no terrorism-related losses in 2009.

Reinsurance

        NLASCO purchases reinsurance to reduce its exposure to liability on individual risks and claims and to protect against catastrophe losses. NLASCO's management believes that less volatile, yet reasonable returns are in the long-term interest of NLASCO and, as a result, maintains a conservative reinsurance program. NLASCO generated direct premiums written totaling $125.7 million, net of flood policies, in 2009 and paid approximately $14.5 million in catastrophe reinsurance premiums prior to any reinstatement premiums.

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

        We believe that NLASCO's financial stability is substantially protected from catastrophic events through several excess of loss reinsurance contracts that combine to provide a mix of coverage against various types and combinations of catastrophe losses. As noted in the section titled "Risk Factors," NLASCO is exposed to catastrophic losses that could exceed the limits of reinsurance and negatively impact its financial position and results of operations. The Company purchases catastrophe excess of loss reinsurance to a limit that exceeds the Hurricane 500-year return time, as modeled by RMS Risk Link v. 9.0 and AIR v 11.0.

        In formulating its reinsurance programs, NLASCO believes that it is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize exposure to the insolvency of reinsurers, NLASCO evaluates the acceptability, and continuously monitors the financial condition, of each reinsurer. NLASCO enters into reinsurance agreements only with reinsurers that have an A.M. Best financial strength rating of "A- (Excellent)" (fourth highest of 16 categories) or better, or at least an "A" rating by Standard & Poors. If a reinsurer rating subsequently drops below "A- (Excellent)," NLASCO can cancel or replace the reinsurer. As of December 31, 2009, 100% of NLASCO's paid loss recoverables were from reinsurers rated "A- (Excellent)" or better by A.M. Best. To further minimize exposure to reinsurer insolvency, NLASCO spreads reinsurance treaties among many reinsurers. NLASCO reviews retention levels each year to maintain a balance between the growth in surplus and the cost of reinsurance. NLASCO's losses from unrecoverable reinsurance in 2009 were nominal.

        NLASCO's ten largest net receivable balances from reinsurers as of, and for the year ended, December 31, 2009 were as follows (in millions):

	Year Ended December 31, 2009
	A.M. Best Financial Strength Rating	Ceded Premiums	Balances Due from Reinsurance Companies	Prepaid Reinsurance Premiums	Net Receivable Balance(1)
Federal Emergency Management Agency	N/A	$5.6	$1.1	$4.7	$5.8
Endurance Specialty Insurance Ltd	A	0.7	2.9	—	2.9
Ariel Reinsurance Company Limited	A-	1.7	2.3	—	2.3
Platinum Underwriters Reinsurance, Inc.	A	1.7	1.9	—	1.9
Munich Reinsurance America, Inc.	A+	1.4	1.4	—	1.4
MS Frontier Reinsurance Limited	A	0.6	1.4	—	1.4
Arch Reinsurance Company	A	1.1	1.2	—	1.2
Validus Reinsurance Ltd	A-	0.2	1.0	—	1.0
Amlin Bermuda Limited	A	0.6	0.9	—	0.9
Transatlantic Reinsurance Company	A	0.3	0.8	—	0.8

(1)
The net receivable balance includes balances due from reinsurance companies, contingent commissions, prepaid reinsurance premiums and ceded contingent commissions, less balances due to reinsurance companies.

        As of December 31, 2009, NLIC had reinsurance for up to $164 million of losses per event in excess of $6 million retention by NLIC. This reinsurance is comprised of four layers of protection: $19 million in excess of $6 million retention; $25 million in excess of a $25 million loss; $50 million in excess of a $50 million loss; and $70 million in excess of a $100 million loss, and $120 million in excess of $50 million loss. NLIC retains no participation in any of the layers, other than the first $6 million retention. The projected premiums on these treaties are $12.7 million in 2010.

        As of December 31, 2009, ASIC had reinsurance for up to $169 million of losses per event in excess of a $1 million retention by ASIC. This reinsurance is comprised of five layers of protection: $5 million in excess of $1 million retention; $19 million in excess of $6 million retention; $25 million in excess of a $25 million loss; $50 million in excess of a $50 million loss; and $70 million in excess of a $100 million loss, and $120M in excess of $50 million loss. The projected premiums on these treaties are $1.2 million in 2010.

        As of December 31, 2009, total retention for any one catastrophe that affects both NLIC and ASIC is limited to $6 million in the aggregate.

        In addition to the catastrophe reinsurance noted above, both NLIC and ASIC participate in an excess of loss program with General Reinsurance Corporation. The General Reinsurance Corporation program is limited to each risk with respect to property and liability in the amount of $800,000 for each of NLIC and ASIC. Each of NLIC and ASIC retain $200,000 in this program.

        In 2009, ASIC increased premium rates in Louisiana and NLIC increased rates in Texas and Missouri. NLIC also implemented in May 2009 a catastrophe fee on all policies that cover the peril of wind within tiers one and two in Texas.

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

        The table below presents one-year development information on changes in the liability for losses and LAE and a reconciliation of liabilities on a direct premiums written and net premiums written basis for the twelve months ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Balance at January 1,	$34,023	$18,091
Less reinsurance recoverables	(14,613)	(2,692)

Net balance at January 1,	19,410	15,399
Incurred related to:
Current Year	71,509	80,726
Prior Period	(1,214)	(291)

Total incurred	70,295	80,435
Payments related to:
Current Year	(61,372)	(66,522)
Prior Year	(15,655)	(9,902)

Total payments	(77,027)	(76,424)
Net balance at December 31,	12,678	19,410
Plus reinsurance recoverables	21,102	14,613

Balance at December 31,	$33,780	$34,023

        NLASCO's claim reserving practices are designed to set liabilities for losses and LAE that, in the aggregate, are adequate to pay all claims at their ultimate loss cost, net of anticipated salvage and subrogation. Thus, NLASCO's estimates are not discounted for inflation or other factors.

Loss Development

        NLASCO estimates the aggregate amount of losses and LAE ultimately required to settle all claims for a given period. The following tables present the development of estimated liability for losses and LAE, net of reinsurance, for the years 2000 through 2009 of NLIC and ASIC. These tables present accident or policy year development data. The first line of the table shows, for the years indicated, net liability, including IBNR, as originally estimated. For example, as of December 31, 2000, NLIC estimated that $12.9 million would be a sufficient net liability to settle all unsettled claims retained by it that had occurred prior to December 31, 2000, whether reported or unreported. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. For example, as indicated in that section of the table, the original net liability of $12.9 million was re-estimated to be $14.0 million at December 31, 2004 (four years later). The increase in the original estimate is caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated; (2) the net liability being increased or decreased for claims remaining open as more information becomes known about those individual claims; and (3) more or fewer claims being reported after December 31, 2000 than had occurred prior to that date. The bottom section of the table shows, by year, the cumulative amounts of net losses and LAE paid as of the end of each succeeding year. For example, with respect to the liability for net losses and LAE of $12.9 million as of December 31, 2000, by the end of 2004 (four years later), $13.2 million had actually been paid in settlement of the claims.

        The "net cumulative redundancy (deficiency)" represents, as of December 31, 2009, the difference between the latest re-estimated net liability and the net liability as originally estimated for losses and LAE retained by us. A redundancy means the original estimate was higher than the current estimate; and a deficiency means that the original estimate was lower than the current estimate. For example, as of December 31, 2009 and based upon updated information, NLIC re-estimated that the net liability that was established as of December 31, 2000 was $0.3 million deficient.

        The following tables are presented net of reinsurance recoverable.

National Lloyds Insurance Company
Analysis of Loss Reserve Development
(Dollars in Thousands)

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Original Reserve*	12,926	12,231	18,141	35,061	33,951	41,282	47,684	44,613	65,592	60,392
1 year later	13,381	12,077	17,852	32,887	28,106	36,332	43,640	44,064	64,864
2 years later	13,208	12,871	17,281	32,559	27,593	40,391	43,465	44,134
3 years later	13,840	12,822	17,357	31,614	25,747	41,231	43,394
4 years later	14,021	12,671	17,340	31,030	25,712	39,735
5 years later	14,016	12,669	17,312	31,088	25,579
6 years later	13,240	12,695	17,332	31,072
7 years later	13,244	12,696	17,321
8 years later	13,244	12,677
9 years later	13,244
Net cumulative redundancy (deficiency)	(318)	(446)	820	3,989	8,372	1,547	4,290	479	728
Cumulative amount of net liability paid as of:
1 year later	12,894	11,333	16,836	30,867	24,747	32,871	42,301	42,478	63,761
2 years later	13,049	12,310	17,160	30,818	25,149	34,625	42,668	43,245
3 years later	13,094	12,612	17,209	30,875	25,388	36,157	43,140
4 years later	13,211	12,647	17,231	30,989	25,462	39,533
5 years later	13,192	12,650	17,287	31,026	25,521
6 years later	13,207	12,676	17,300	31,030
7 years later	13,226	12,677	17,301
8 years later	13,126	12,677
9 years later	13,226

*
Including amounts paid in respective year.

 American Summit Insurance Company
Analysis of Loss Reserve Development
(Dollars in Thousands)

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Original Reserve*	—	6,621	11,873	6,235	8,297	11,041	13,003	9,351	12,769	9,773
1 year later	(894)	6,928	11,983	5,322	7,388	9,932	13,014	9,154	12,009
2 years later	(719)	6,742	11,963	5,512	6,999	9,918	12,998	9,335
3 years later	(671)	6,813	11,554	5,563	6,859	9,918	13,435
4 years later	(723)	7,106	11,749	5,401	6,772	9,797
5 years later	(689)	6,732	11,775	5,396	6,714
6 years later	(726)	6,737	11,799	5,394
7 years later	(726)	6,735	11,804
8 years later	(747)	6,735
9 years later	(747)
Net cumulative redundancy (deficiency)	747	(114)	69	841	1,583	1,244	(432)	16	760
Cumulative amount of net liability paid as of:
1 year later	(1,149)	6,000	10,909	4,987	6,566	9,341	12,429	8,732	11,560
2 years later	(914)	6,281	11,284	5,612	6,610	9,578	12,639	9,095
3 years later	(748)	6,450	11,647	5,756	6,682	9,679	13,326
4 years later	(739)	6,760	11,727	5,393	6,699	9,740
5 years later	(711)	6,727	11,747	5,393	6,714
6 years later	(748)	6,730	11,759	5,394
7 years later	(748)	6,735	11,764
8 years later	(747)	6,735
9 years later	(747)

*
Including amounts paid in respective year.

        Please refer to Note 9 in the notes to consolidated financial statements for a reconciliation of the reserves presented in the tables above to the reserves for losses and loss adjustment expenses set forth in the balance sheet at December 31, 2009 and 2008. Because NLASCO did not own ASIC prior to January 1, 2001, the information in the table above prior to that date with respect to ASIC was developed by a different management group. Since NLASCO's acquisition of ASIC in 2001, NLASCO has modified the development of estimated liability for losses and LAE for ASIC, and the numbers for the years prior to 2001 may not be comparable to 2001 and subsequent years.

        Current loss reserve development has been favorable. In the years 2006, 2007 and 2008, the developed reserves as of December 31, 2009 were $3.9 million, $0.5 million, and $1.5 million, respectively, less than the initial carried reserve for each year. For the years 2000 through 2005, the reserves were $18.3 million favorable. Starting in 2002, IBNR loss reserves were strengthened, contributing to the favorable development in years 2002, 2003 and 2004. This strengthening of reserves was due to increases in direct written premium and increased net written premium from reductions in quota share, a form of pro rata insurance, reinsurance.

        The following table is a reconciliation of the gross liability to net liability for losses and loss adjustment expenses (dollars in thousands).

	Year Ended December 31,*
	1999	2000	2001	2002	2003	2004	2005	2006	2007**	2008	2009
Gross unpaid losses
Consolidated balance sheet	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$18,091	$34,023	$33,780
Reinsurance recoverable	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	(2,692)	(14,613)	(21,102)

Net unpaid losses	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$15,399	$19,410	$12,678

*
Information is not presented for periods prior to January 31, 2007, as that is the date Hilltop Holdings Inc. acquired the insurance operations.

**
Only includes eleven months, as the insurance operations were acquired on January 31, 2007.

Ratings

        Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned NLIC a financial strength rating of "A" (Excellent) and ASIC a rating of "A-" (Excellent) in 2007. These ratings were confirmed in May 2009. An "A" rating is the third highest of 16 rating categories used by A.M. Best, and an "A-" rating is the fourth highest of 16 rating categories. In evaluating a company's financial and operating performance, A.M. Best reviews a company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best's expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings.

Investments

        HTH's primary investment objectives, as a holding company, are to preserve capital and possess available cash resources to utilize in making opportunistic acquisitions. Accordingly, HTH has $790.0 million in short-term cash equivalent investments as of December 31, 2009. HTH's management regularly monitors investment performance.

        Our insurance operating subsidiary, NLASCO, has primary investment objectives to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. The investment strategy of NLASCO's insurance subsidiaries is to purchase securities in sectors that represent what is expected to possess the most attractive relative value. Bonds, cash and short-term investments constituted $182.7 million, or 99.9%, of NLASCO's investments at December 31, 2009. NLASCO insurance subsidiaries have custodial agreements with A.G. Edwards and Wells Fargo Bank and investment management agreement with DTF Holdings, LLC.

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

        Notwithstanding the above, the underlying objective of NLASCO's investment policy is to obtain a favorable total return on invested assets to augment the growth of surplus from operations. Total return comes both from income and capital growth, so a portion of the funds are invested in assets other than fixed income securities, including common stocks and growth oriented preferred stocks. In managing these investment choices, market volatility, the absolute level of NLASCO's capital and surplus relative both to existing liabilities and the level of premium revenue, as well as to total assets, are the limiting factors that influence the portion of assets invested in assets other than fixed income investments.

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

        The following table sets forth information concerning the composition of NLASCO's investment portfolio at December 31, 2009 (in thousands):

	December 31, 2009
	Cost and Amortized Cost	Fair Value	Carrying Value	Percent of Carrying Value
Available-for-sale securities:
Fixed maturities:
Government securities	$23,217	$24,519	$24,519	18.9%
Commercial mortgage-backed securities	10,533	11,217	11,217	8.6%
Corporate debt securities	73,988	77,421	77,421	59.6%

	107,738	113,157	113,157
Equity securities	234	272	272	0.2%

	107,972	113,429	113,429
Held-to-maturity securities:
Fixed maturities:
Government securities	16,539	17,244	16,539	12.7%

	$124,511	$130,673	$129,968	100.0%

        At December 31, 2009, NLASCO's fixed maturity portfolio had a fair value of approximately $130.4 million. All of the fixed maturity investments are rated as investment grade. As a result, the market value of these investments may fluctuate in response to changes in interest rates. In addition, we may experience investment losses to the extent our liquidity needs require disposition of fixed maturity securities in unfavorable interest rate environments.

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2009 for NLASCO's investment portfolio were as follows (in thousands).

	December 31, 2009
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$23,217	$1,493	$(191)	$24,519
Commercial mortgage-backed securities	10,533	683	—	11,216
Corporate debt securities	73,988	3,645	(211)	77,422

	107,738	5,821	(402)	113,157
Equity securities	234	40	(2)	272

	107,972	5,861	(404)	113,429
Held-to-maturity securities:
Fixed maturities:
Government securities	16,539	706	(1)	17,244

	$124,511	$6,567	$(405)	$130,673

        During 2009, the Company took other-than-temporary impairment on one corporate bond and recognized a loss of $0.8 million.

        While all of these investments are monitored for potential impairment, our experience indicated that they generally do not present a great risk of impairment, as fair value recovers over time. Management believes that the analysis of each of these investments supports the view that these investments were not other-than-temporarily impaired. Evidence considered in this analysis includes the reasons for the impairment, the severity and duration of the unrealized loss position, changes in value subsequent to year-end, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend to sell these securities and it is not likely that the Company will be required to sell these securities before the recovery of the cost basis, other than specifically identified securities; and, therefore, does not believe any other-than-temporary impairments exist as of December 31, 2009.

        The following table presents the maturity profile of NLASCO's fixed maturity investments as of December 31, 2009. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities available-for-sale and held-to-maturity at December 31, 2009 by contractual maturity is as follows (in thousands).

	December 31, 2009
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$3,416	$3,455
Due after one year through five years	46,945	49,623
Due after six years through ten years	38,736	40,546
Due after ten years	8,113	8,322
Mortgage-backed securities	10,528	11,211

	$107,738	$113,157

Held-to-maturity debt securities:
Due within one year	$3,364	$3,408
Due after one year through five years	7,873	8,317
Due after six years through ten years	5,302	5,519
Due after ten years	—	—

	$16,539	$17,244

        We are subject to various market risk exposures, including interest rate risk and equity price risk. Our primary risk exposure is to changes in interest rates. We manage market risk through our investment committee and through the use of an outside professional investment management firm. We are vulnerable to interest rate changes, like other insurance companies, because we invest primarily in fixed maturity securities, which are interest-sensitive assets. Mortgage-backed securities, which make up approximately 10% of our investment portfolio, are particularly susceptible to interest rate changes.

        The value of our equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects that are perceived by investors in the equity market.

Competition

        NLASCO competes with a large number of other companies in its selected lines of business, including major U.S. and non-U.S. insurers, regional companies, mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. The personal lines market in Texas is dominated by a few large carriers and their subsidiaries and affiliates, including State Farm, Zurich Insurance Group, Allstate and USAA. According to the Texas Department of Insurance, the top ten insurers writing homeowners insurance accounted for approximately 83.4% of the market for the trailing twelve months at September 30, 2009. NLASCO competes for business on the basis of a number of factors, including price, coverages offered, customer service, relationships with agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings. In its personal lines business, NLASCO's competitors include Republic Companies Group, Inc., Columbia Lloyds, Foremost, American Modern Home Group and American Reliable. In its commercial lines business, NLASCO's competitors include Travelers, Safeco and Republic. NLASCO seeks to distinguish itself from its competitors by targeting underserved market segments that provide NLASCO with the best opportunity to obtain favorable policy terms, conditions and pricing.

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

        Pursuant to the Texas insurance holding company statutes, "control" means the possession, direct or indirect, of the power to direct, or cause the direction of, the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of the company; however, the state's insurance department, after notice and a hearing, may determine that a person or entity that directly or indirectly owns, controls or holds with the power to vote less than 10% of the voting securities of the company nonetheless "controls" the company. Because a person acquiring 10% or more of HTH's common stock would indirectly control the same percentage of the stock of ASIC and two affiliated corporations controlling NLIC, the change of control laws of the State of Texas would apply to such a transaction.

        These laws may discourage potential acquisition proposals and may delay, deter or prevent change of control transactions, including those that some or all of the Company's stockholders might consider to be desirable.

  National Association of Insurance Commissioners

        The National Association of Insurance Commissioners, or NAIC, is a group consisting of state insurance commissioners that discuss issues and formulates policy with respect to regulation, reporting and accounting for insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Certain Model Insurance Laws, Regulations and Guidelines, or Model Laws, have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC.

        The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The Texas Department of Insurance has generally adopted these codified statutory accounting practices.

        Texas also has adopted laws substantially similar to the NAIC's risk based capital, or RBC laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer's mix of products and investment portfolio. The formula is designed to allow the Texas Department of Insurance to identify potential inadequately capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC's RBC model (known as the "Authorized Control Level" of RBC). At December 31, 2009, NLIC and ASIC capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In their 2009 statutory financial statements, both NLIC and ASIC complied with the NAIC's RBC reporting requirements.

        The NAIC's Insurance Regulatory Information System, or IRIS, was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies. IRIS identifies twelve industry ratios and specifies a range of "usual values" for each ratio. Departure from the usual values on four or more of these ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer's business. For 2009, all ratios for both NLIC and ASIC were within the usual values.

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

        In 2002, in response to the tightening supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA was modified and extended by the Terrorism Risk Insurance Extension Act of 2005 and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007. These Acts created a Federal Program designed to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This Program helped the commercial property and casualty insurance industry cover claims related to terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, NLASCO is prohibited from adding certain terrorism exclusions to the policies written by its insurance company subsidiaries. The 2005 Act extended the Program through 2007, but eliminated commercial auto, farm-owners and certain other commercial coverages from its scope. The Reauthorization Act further extended the Program through December 31, 2014 and fixed the reimbursement percentage at 85% and the deductible at 20%. Although NLASCO is protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations. NLASCO's deductible for 2009 was $1.2 million. Potential future changes to the TRIA could also adversely affect NLASCO by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

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

        The Texas Sunset Act provides that the Sunset Commission, composed of legislators and public members, periodically evaluate a state agency to determine if the agency is still needed, and what improvements are needed to ensure that state funds are well spent. Based on the recommendations of the Sunset Commission, the Texas Legislature ultimately decides whether an agency continues to operate into the future. The Sunset Commission reviewed the Texas Department of Insurance in 2008 and made recommendations on the agency to the 81st Texas legislative session, which occurred in 2009. The legislation containing the Sunset Commission's recommendations, however, failed to pass. The Texas Legislature, instead, passed legislation that continues the agency until 2011 and limits the Sunset Commission's review of the Texas Department of Insurance to the appropriateness of the recommendations made during the 81st legislative session. The Sunset Commission staff is currently reviewing those recommendations and is scheduled to issue an updated report in April 2010. Based on public input and the Sunset Commission staff report, the Sunset Commission will adopt recommendations for the legislature to consider when it convenes in January 2011 for the 82nd Texas legislative session. Accordingly, it is likely that changes will occur as a result of this review, which may have an adverse effect on us.

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

  State dividend limitations

        The Texas Department of Insurance must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders' surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year. The greater number is known as the insurer's extraordinary dividend limit. As of December 31, 2009, the extraordinary dividend limit for NLIC and ASIC is $9.0 million and $3.3 million, respectively. In addition, NLASCO's insurance companies may only pay dividends out of their earned surplus.

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

        NLASCO incurred no levies in 2009, 2008 or 2007. Property and casualty insurance company insolvencies or failures may, however, result in additional guaranty fund assessments at some future date. At this time NLASCO is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations. NLASCO has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

Employees

        As of December 31, 2009, we had 134 full-time equivalent employees. Of these 134 employees, 4 work for HTH, and the remaining 130 work for NLASCO. The NLASCO employees perform underwriting, claims, marketing, and administrative functions for the insurance business. We consider our employee relations to be good.

ITEM 1A.    RISK FACTORS

        The following risk factors identify important factors, including material risks and uncertainties, which could cause actual results to differ materially from those reflected in forward-looking statements or in our historical results. Each of the following risk factors, among others, could adversely affect our ability to meet the current expectations of our management.

Risks Related to Our Substantial Cash Position and Related Strategies for its Use

         We intend to use a substantial portion of our available cash to make acquisitions or effect a business combination.

        We are endeavoring to make opportunistic acquisitions or effect a business combination with a substantial portion of our available cash. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or effect a combination or, if consummated, successfully integrate personnel and operations. Even if we identify suitable targets, we may not be able to make acquisitions or effect a combination on commercially acceptable terms, if at all. The success of any acquisition or combination will depend upon, among other things, the ability of management and our employees to integrate personnel, operations, products and technologies effectively, to retain and motivate key personnel and to retain customers and clients of targets. In addition, any acquisition or combination we undertake may involve certain other risks, including consumption of available cash resources, potentially dilutive issuances of equity securities and the diversion of management's attention from other business concerns. We also may need to make further investments to support the acquired or combined company and may have difficulty identifying and acquiring the appropriate resources. There can be no assurance that any acquisition or combination we undertake will perform as expected. We may enter, on our own and through acquisitions or a combination, into new lines of business or initiate new service offerings, whether related or unrelated to our insurance business. Our success in any such endeavor will depend upon, among other things, the ability of management to identify suitable opportunities, successfully implement sound business strategies and avoid the legal and business risks of any new line of business or service offering and/or an acquisition related thereto. There can be no assurance that we will be able to do any of the foregoing. In addition, any such undertakings may result in additional costs without an immediate increase in revenues and may divert management's attention from the operation and growth of our current lines of business.

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

         Existing circumstances may result in several of our directors having interests that may conflict with our interests.

        A director who has a conflict of interest with respect to an issue presented to our board will have no inherent legal obligation to abstain from voting upon that issue. We do not have provisions in our bylaws or charter that require an interested director to abstain from voting upon an issue, and we do not expect to add provisions in our charter and bylaws to this effect. Although each director has a duty to act in good faith and in a manner he or she reasonably believes to be in our best interests, there is a risk that, should interested directors vote upon an issue in which they or one of their affiliates has an interest, their vote may reflect a bias that could be contrary to our best interests. In addition, even if an interested director abstains from voting, the director's participation in the meeting and discussion of an issue in which they have, or companies with which they are associated have, an interest could influence the votes of other directors regarding the issue.

         Difficult market conditions have adversely affected the yield on our available cash.

        Our primary objective is to preserve and maintain the liquidity of our available cash, while at the same time maximizing yields without significantly increasing risk. The capital and credit markets have been experiencing volatility and disruption for more than eighteen months. This volatility and disruption reached unprecedented levels, resulting in dramatic declines in interest rates and other yields relative to risk. This downward pressure has negatively affected the yields we receive on our available cash to effectively zero. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will receive any significant yield on our available cash. Further, given current market conditions, no assurance can be given that we will be able to preserve our available cash.

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

        Even if we conduct extensive due diligence on a target business that we acquire or with which we merge, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in us reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner inconsistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may become subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-acquisition debt financing.

         We may issue additional shares of common or preferred stock to complete an acquisition or effect a combination or under an employee incentive plan after consummation of an acquisition or combination, which would dilute the interests of our stockholders and likely present other risks.

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

        Although we believe that our available cash will be sufficient to allow us to consummate an acquisition or effect a business combination, we cannot ascertain the exact capital requirements for any particular transaction because we have not yet definitively selected a target business. If our available cash is insufficient, either because of the size of the acquisition or business combination or the depletion of available funds in search of a target business, we may be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable, if and when needed, to consummate an acquisition or effect a business combination, we would be compelled to either restructure the transaction or abandon that particular acquisition or business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate an acquisition or effect a business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target.

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

  •
  restrictions on our capital structure and use of multiple classes of securities; and

  •
  restrictions on our use of leverage and collateral,

each of which may make it difficult for us to consummate strategic acquisitions or effect a combination.

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

        NLASCO's insurance subsidiaries write insurance primarily in the States of Texas, Arizona, Tennessee, Oklahoma and Louisiana. In 2009, Texas accounted for 74.5%, Arizona accounted for 8.7%, Tennessee accounted for 6.1%, Oklahoma accounted for 4.0%, Louisiana accounted for 2.3% and the other states we do business in accounted for the other 4.4% of our premiums. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting this region or significant portions of this region could adversely affect NLASCO's financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although NLASCO purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $170.0 million, NLASCO's losses would exceed the limits of its reinsurance coverage.

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

        Generally, NLASCO's insured risks exhibit higher losses in the second and third quarters of the year due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second quarter, historically, has experienced the highest frequency of losses associated with these events. For example, for the last five years, the contribution of weather-related catastrophes to the consolidated second quarter net loss ratio was on average approximately 19.0 points greater than the average contribution of such catastrophes in the other three quarters. Hurricanes, however, are more likely to occur in the third quarter of the year.

        NLASCO incurred $17.9 million (including loss adjustment expenses) in gross catastrophic related losses for the year ended December 31, 2009. During 2009, NLASCO's net catastrophic loss experience was $0.9 million after reinsurance and decreases in net premiums earned due to reinsurance reinstatement premiums. A substantial portion of the expense in 2009 relates to claims being paid or reserved on hail and windstorms occurring in Texas. NLASCO incurred $83.1 million (including loss adjustment expenses) in gross catastrophic related losses for the year ended December 31, 2008. During 2008, NLASCO's net catastrophic loss experience was $13.0 million after reinsurance and decreases in net premiums earned due to reinsurance reinstatement premiums. A substantial portion of the expense in 2008 relates to claims being paid or reserved on Hurricanes Dolly, Gustav and Ike.

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

        NLASCO invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At December 31, 2009, NLASCO's invested assets consisted of $130.4 million in fixed maturity securities and $0.3 million in equity securities. During the year ended December 31, 2009, NLASCO had $6.2 million of net investment income, representing 4.8% of NLASCO's total revenues. Although NLASCO's investment policies stress diversification of risks, conservation of principal and liquidity, its investments are subject to a variety of investment risks, including those relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In particular, the volatility of NLASCO's claims may force it to liquidate securities, which may cause it to incur capital losses. If NLASCO's investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities. Investment losses could significantly decrease its asset base and statutory surplus, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating. Further, developments in the world's financial and capital markets have adversely impacted the performance of NLASCO's investments. Additionally, inflation could increase beyond investment income.

        The capital and credit markets have been experiencing volatility and disruption for more than eighteen months. This volatility and disruption has reached unprecedented levels, resulting in dramatic declines in prices. This downward pressure has negatively affected the performance of NLASCO's investments, which has resulted in the write down of several of those investments. These write-downs, when determined to be other-than-temporary, reduce NLASCO's earnings for that period. If current levels of market disruption and volatility continue or worsen, there can be no assurances that we will not experience additional losses on our investments and reductions in our earnings.

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

        NLASCO's financial condition and results of operations depend upon its ability to assess accurately the potential losses associated with the risks that it insures. NLASCO establishes reserve liabilities to cover the payment of all losses and loss adjustment expenses incurred under the policies that it writes. These liability estimates include case estimates, which are established for specific claims that have been reported to NLASCO, and liabilities for claims that have been incurred but not reported, or IBNR. Loss adjustment expenses represent expenses incurred to investigate and settle claims. To the extent that losses and loss adjustment expenses exceed estimates, NLIC and ASIC will be required to increase their reserve liabilities and reduce their income before income taxes in the period in which the deficiency is identified. In addition, increasing reserves causes a reduction in policyholders' surplus and could cause a downgrade in the ratings of NLIC and ASIC. This, in turn, could diminish its ability to sell insurance policies.

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

        The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and NLASCO expects that these factors will increase the severity of losses in the future. As NLASCO observed in 2008, the severity of some catastrophic weather events, including the scope and extent of damage and the inability to gain access to damaged properties, and the ensuing shortages of labor and materials and resulting demand surge, provide additional challenges to estimating ultimate losses. NLASCO's liabilities for losses and loss adjustment expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above liabilities established for these costs, NLASCO expects to be required to increase its liabilities, together with a corresponding reduction in its net income in the period in which the deficiency is identified.

        Estimating an appropriate level of liabilities for losses and loss adjustment expense is an inherently uncertain process. Accordingly, actual loss and loss adjustment expenses paid will likely deviate, perhaps substantially, from the liability estimates reflected in NLASCO's consolidated financial statements. Claims could exceed NLASCO's estimate for liabilities for losses and loss adjustment expenses, which could have a material adverse effect on its financial condition and results of operations.

         If NLASCO cannot obtain adequate reinsurance protection for the risks it underwrites, NLASCO may be exposed to greater losses from these risks or may reduce the amount of business it underwrites, which may materially adversely affect its financial condition and results of operations.

        NLASCO uses reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2009 and 2008, NLASCO's personal lines ceded 16% and 17%, respectively, of its direct premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 16% and 17%, respectively, of its direct premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance, inclusive of per risk excess and catastrophe, increased 16.9% in the year ended December 31, 2009, which is primarily attributable to two major catastrophes occurring in 2008. This includes additional catastrophe limits purchased. Reinsurance cost will likely materially increase, in part due to the frequency and severity of hurricanes and the lack of capacity in the reinsurance market.

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

        At December 31, 2009, NLASCO had $21.8 million in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and loss adjustment expense recoverables and ceded unearned premiums. NLASCO expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Since NLASCO remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse NLASCO for losses paid, or delays in reimbursing NLASCO for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations. As an example, if one of NLASCO's catastrophe reinsurers experienced financial difficulties following one of the major hurricanes in 2005 and had been unable to meet its obligations to NLASCO, NLASCO could have experienced difficulty in meeting its obligations to its policyholders.

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

        NLASCO has developed programs with managing general agents, or MGAs, whereby the MGA will, within the guidelines established by NLASCO, underwrite insurance policies on NLASCO's insurance subsidiaries' behalf with oversight by NLASCO. A MGA is a person, firm or corporation that has supervisory responsibility for the local agency and field operations of an insurer in the state where it is organized or that is authorized by an insurer to accept or process, on the insurer's behalf, insurance policies produced and sold by other agents. While NLASCO exercises care in the selection of its MGA relationships and regularly audits the performance of its MGAs, NLASCO is at risk for their conduct as a result of the authority it has delegated to them. If one of NLASCO's MGAs binds NLASCO's insurance subsidiaries to policies that expose it to unexpected losses or fails to appropriately report claims, NLASCO's financial condition and results of operations could be adversely affected. For example, if a terminated MGA fails to continue to appropriately report claims during the runoff period, then liabilities for losses and loss adjustment expenses could be deficient, which would impact NLASCO's results of operations in future periods. Furthermore, subject to contractual limitations, MGAs have the ability to change carriers or increase or decrease the allocation to a particular carrier. A MGA might choose to change carriers or allocations for many reasons, such as pricing, service, conditions in the reinsurance market or a change in ownership of an MGA.

         A decline in NLIC's or ASIC's financial strength ratings by A.M. Best could cause either of their sales or earnings, or both, to decrease.

        Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best maintains a letter scale rating system ranging from "A++ (Superior)" to "F (In Liquidation)" to rate the financial strength of insurance enterprises. NLIC has been rated "A (Excellent)" by A.M. Best, which is the third highest of sixteen rating levels. ASIC has been rated "A- (Excellent)" by A.M. Best, which is the fourth highest.

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

        Texas accounted for approximately 75% and 74% of NLASCO's direct premiums written in 2009 and 2008, respectively. The Texas legislature, in its 2011 legislative session, is reviewing insurance regulation, which will likely result in changes to those regulations. The loss of a significant amount of NLASCO's premiums written in Texas, whether due to an economic downturn, competitive changes, regulatory or legislative developments or other reasons, could have a material adverse effect on its financial condition and results of operations.

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

        NLIC and ASIC are subject to comprehensive regulation and supervision in those states in which they are domiciled and write insurance policies. Though NLIC and ASIC currently write most of their policies in Texas, Arizona, Tennessee, Oklahoma and Louisiana, NLIC is licensed in 21 states and ASIC is licensed in 34 states. Laws and regulations pertaining to NLIC and ASIC are generally administered by state insurance departments and relate to, among other things:

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

        Significant changes in the political and regulatory climate could result in changes in applicable laws and regulations and could make it more expensive or less profitable to manage their business. In recent years, the United States insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered, or enacted, laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the National Association of Insurance Commissioners, or NAIC, and state insurance regulators regularly reexamine existing laws and regulations and develop new laws. For instance, the Texas legislature, in its 2011 legislative session, is reviewing insurance regulation, which will likely result in changes to those regulations. Changes in laws and regulations, or their interpretation, could have a material adverse effect on the insurance companies' financial condition and results of operations.

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

        NLIC and ASIC are subject to a variety of taxes, fines, levies, license fees, tariffs and other assessments that may, from time to time, be material. These assessments are made by the states in which NLIC and ASIC operate and include participation in residual market or involuntary risk plans in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers. Due to this participation, NLIC and ASIC may be exposed to material losses. They also are subject to assessments in the states in which they write insurance for various purposes, including the provision of funds necessary to fund the operations of various insurance guaranty associations, which pay covered claims under certain policies issued by impaired, insolvent or failed insurance companies. These assessments are generally set based on an insurer's percentage of the total premiums written in the relevant state within a particular line of business for the relevant time period. For the year ended December 31, 2009, NLASCO paid no assessments. For the year ended December 31, 2008, NLIC and ASIC, collectively, paid $1.3 million in assessments related to Hurricanes Dolly and Ike. If NLIC's and ASIC's total premiums written grow, NLASCO's share of any assessments may increase. NLASCO, however, cannot predict with certainty the amount of future assessments, because these assessments depend on factors outside NLASCO's control, such as the insolvencies of other insurance companies, the market shares of other insurance companies writing in a particular state and the degree to which other companies write in coastal areas.

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

        NLASCO continues to monitor developments with respect to various state facilities, such as the Georgia Underwriting Association, LCPIC, MWUA, the Texas FAIR Plan Association and the TWIA. The ultimate impact of Hurricanes Katrina, Rita, Dolly and Ike on these facilities is currently uncertain, but could result in the facilities recognizing a financial deficit different than the level currently estimated. They may, in turn, have the ability to assess participating insurers when financial deficits occur. NLASCO will not, however, incur any net expense or loss from any of these assessments due to reinsurance recoveries.

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

         Current legal and regulatory activities, investigations, litigation proceedings or other activities relating to the insurance industry could affect NLASCO's business, financial condition and results of operations.

        The insurance industry has experienced share price volatility as a result of litigation, investigations and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. NLASCO is unable to predict the potential effects, if any, that these investigations may have upon the insurance markets and industry business practices in general or what, if any, changes may be made to laws and regulations regarding the industry and financial reporting. Any of the foregoing could materially and adversely affect its business, financial condition and results of operations.

         NLIC and ASIC are subject to periodic financial and market conduct examinations by state insurance departments. If these examinations identify significant findings or recommend significant changes to its operations, either insurance company could lose its licenses or its financial condition and results of operations could be affected.

        The insurance departments in every state in which NLASCO's insurance companies do business may conduct on-site visits and examinations at any time and generally for any purpose, including the review of NLASCO's insurance companies' financial condition, market conduct and relationships and transactions with affiliates. In addition, the Texas Department of Insurance will conduct comprehensive examinations of NLASCO's insurance companies every three to five years. NLIC's last regulatory exam was a full scope financial examination by the Texas Department of Insurance covering the period from January 1, 2002 through December 31, 2006, including material transactions and/or events occurring after December 31, 2006. ASIC's last regulatory exam was a full scope financial examination by the Texas Department of Insurance covering the period from January 1, 2004 through December 31, 2006, including certain material transactions and/or events occurring after December 31, 2006. Neither examination resulted in any significant regulatory compliance issues being raised by the Texas Department of Insurance. NLASCO and its insurance subsidiaries, however, have paid fines related to market conduct examinations by various states. Fines incurred in the last three years did not have a material impact on its financial condition or results of operations.

        While there were no material adverse findings or recommended changes to NLASCO's or its insurance company subsidiaries' operations identified in the recently completed financial examinations conducted by the departments of insurance, there can be no assurance that there will not be adverse findings or recommended changes identified by these or other state insurance departments in the future. In addition, significant adverse findings could lead to a revocation of NLASCO's or its insurance company subsidiaries' licenses. Any adverse findings or recommended changes resulting from such financial examinations, or from any future examinations, could have a material adverse effect on NLASCO's or its insurance company subsidiaries' financial condition and results of operations.

         Departure of key personnel would deprive us of the institutional knowledge, expertise and leadership they provide.

        Operating an insurance company is complex. The insurance industry is highly competitive and has historically been characterized by periods of significant price competition, alternating with periods of greater pricing discipline during which competitors focus on other factors. In addition, insurance companies are subject to comprehensive regulation and supervision in those states in which they write insurance policies and in which they are domiciled. Significant changes in the political and regulatory climate could result in changes in these laws and regulations and could make it more expensive or less profitable for us to manage an insurance company. The loss of key personnel may result in us encountering difficulties in operating an insurance company and complying with regulatory requirements applicable to insurance companies.

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

         Acquisitions could result in operating difficulties and other harmful consequences.

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

        Authority to Issue Additional Shares.    Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. As of December 31, 2009, we had outstanding five million shares of our 8.25% Series A cumulative redeemable preferred stock.

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

        Price volatility of our common stock may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to acquisitions, dispositions or other material public announcements, including those regarding dividends or changes in management, along with a variety of additional factors, including, without limitation, other risks identified in "Forward-looking Statements" and these "Risk Factors." In addition, the stock markets in general, including the NYSE, have experienced extreme price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often have been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

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

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Securities, Stockholder and Dividend Information

        Our common stock is listed on the New York Stock Exchange under the symbol "HTH". Our common stock has no public trading history prior to February 12, 2004. The initial public offering price of our common stock on February 12, 2004 was $19.00 per share. Our common stock closed at $12.28 on March 10, 2010. As of March 10, 2010, there were 56,488,488 shares of our common stock outstanding with approximately 188 stockholders of record.

        Our 8.25% Series A Cumulative Redeemable Preferred Stock is listed on the New York Stock Exchange under the symbol "HTHPRA". Our Series A preferred stock has no public trading history prior to February 12, 2004. Our Series A preferred stock closed at $25.20 on March 10, 2010. At our IPO, the Company issued 5,000,000 shares of Series A preferred stock at an initial public offering price of $25.00 per share. The Series A Preferred Stock has a liquidation preference of $25.00 per share, plus all accumulated, accrued and unpaid dividends. As of March 10, 2010, there were 5,000,000 shares of our Series A preferred stock outstanding with one stockholder of record.

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

        The following table sets forth the cash dividends declared and paid in 2009 and 2008 with respect to our Series A Preferred Stock:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Series A Preferred Stock
2009
Date of declaration	March 16, 2009	July 6, 2009	September 15, 2009	December 10, 2009
Date of record	April 15, 2009	July 15, 2009	October 15, 2009	January 15, 2010
Date paid	April 30, 2009	July 30, 2009	October 30, 2009	January 29, 2010
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579
2008
Date of declaration	April 9, 2008	June 12, 2008	September 30, 2008	December 22, 2008
Date of record	April 15, 2008	July 15, 2008	October 15, 2008	January 15, 2009
Date paid	April 30, 2008	July 30, 2008	October 30, 2008	January 30, 2009
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579

        As of December 31, 2009, we had accrued $1.7 million of the preferred stock dividend, representing the portion of the dividend earned by preferred shareholders but unpaid through that date.

        The following table discloses the high and low sales prices per quarter for our common and preferred stock during 2009 and 2008:

	Common Stock		Series A Preferred Stock
	High	Low	High	Low
December 31, 2009
First Quarter	$11.95	$8.93	$21.25	$16.20
Second Quarter	$12.53	$10.87	$23.59	$17.39
Third Quarter	$12.98	$11.20	$24.46	$22.50
Fourth Quarter	$12.95	$11.25	$25.84	$23.25

	High	Low	High	Low
December 31, 2008
First Quarter	$11.09	$9.97	$23.02	$19.21
Second Quarter	$11.10	$9.57	$21.25	$18.70
Third Quarter	$11.63	$9.80	$21.08	$16.10
Fourth Quarter	$11.25	$7.74	$19.43	$12.86

        As of December 31, 2009, we had 515 warrants outstanding with an exercise price of $15.60 per share.

Issuances of Unregistered Securities

        All issuances of unregistered securities have previously been reported.

Equity Compensation Plan Information

        The following table sets forth as of December 31, 2009, information concerning our equity compensation plans, including the number of shares issuable and available for issuances under our plans, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders*	100,000	$12.06	1,039,412
Equity compensation plans not approved by security holders	—	—	—

Total	100,000	$12.06	1,039,412

*
Excludes shares of restricted stock granted, as all of these shares are vested. No exercise price is required to be paid upon the vesting of the restricted shared of common stock granted. These shares are issuable under our 2003 equity incentive plan, which provides for the grant of equity-based incentives, including restricted shares of our common stock, stock options, grants of shares and other equity-based awards, to our directors, officers and other employees and those of our subsidiaries selected by our Compensation Committee for participation in the plan. At inception, 1,992,387 shares were authorized for grant pursuant to this plan. All shares outstanding, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited. No participant in our 2003 equity incentive plan may be granted awards in any fiscal year covering more than 500,000 shares of our common stock.

ITEM 6.    SELECTED FINANCIAL AND OPERATING DATA

        Our historical consolidated balance sheet data as of December 31, 2009 and 2008 and our consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 have been derived from our audited historical financial statements included elsewhere in this Form 10-K. The following table shows our selected historical financial data for the periods indicated (in thousands, except per share data). You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005	2004
Income Statement Data:
Direct premium written	$131,309	$132,642	$122,708	$—	$—	$—
Net premium written	114,743	113,285	118,357	—	—	—
Net premium earned	115,153	115,247	96,804	—	—	—
Net investment income	6,458	27,143	24,829	2,133	2,266	1,611
Net realized (loss) gain	307	(45,992)	3,205	—	—	—
Other income, net	6,917	6,147	6,445	—	—	—

Total revenue	128,835	102,545	131,283	2,133	2,266	1,611

Net loss and loss adjustment expense	70,295	80,435	52,074	—	—	—
Policy acquisition and other expense	52,333	53,726	42,397	7,477	10,996	16,105
Interest expense	9,668	10,528	11,539	7,436	2,814	—

Total expenses	132,296	144,689	106,010	14,913	13,810	16,105

(Loss) Income from continuing operations before federal income tax expense	(3,461)	(42,144)	25,273	(12,780)	(11,544)	(14,494)
Federal income taxes benefit (expense) for continuing operations	1,349	19,559	(10,635)	—	—	—

Net (loss) income from continuing operations before allocation of non-controlling interest	$(2,112)	$(22,585)	$14,638	$(12,780)	$(11,544)	$(14,494)

Selected Balance Sheet Data:
Total investments	129,968	138,568	191,024	—	—	—
Total assets	1,040,752	1,048,770	1,085,491	1,542,701	1,728,481	1,813,002
Total liabilities	256,975	257,315	261,306	1,095,323	1,252,484	1,097,296
Stockholders' equity	783,777	791,455	824,185	419,236	444,095	659,047
Other Data:
Net loss and LAE ratio	61.0%	69.8%	53.8%	n/a	n/a	n/a
Expense ratio	35.7%	35.6%	29.2%	n/a	n/a	n/a
GAAP Combined ratio	96.8%	105.4%	83.0%	n/a	n/a	n/a
Statutory surplus	$117,063	$108,478	$124,892	n/a	n/a	n/a
Statutory premiums to surplus ratio	98.0%	104.4%	94.8%	n/a	n/a	n/a
Per Share Data:
Basic (loss) earnings per share attributable to common stockholders	$(0.22)	$(0.58)	$5.10	$(0.63)	$(4.50)	$(2.49)

Diluted (loss) earnings per share attributable to common stockholders	$(0.22)	$(0.58)	$5.02	$(0.63)	$(4.50)	$(2.49)

Weighted average share information
Basic shares outstanding	56,474	56,453	55,421	43,681	43,277	37,967

Diluted shares outstanding	56,474	56,453	56,326	43,681	43,277	41,354

Cash dividends declared per share of unit:
Series A preferred stock dividends	$2.06	$2.06	$2.06	$2.06	$2.06	$1.97

Series B preferred unit distributions	$—	$—	$—	$—	$0.78	$0.78

Series C preferred unit distributions	$—	$—	$—	$1.56	$1.56	$0.78

Common stock and OP unit dividends	$—	$—	$—	$0.50	$0.50	$1.09

(1)
Series B and Series C preferred unit distributions were redeemed in 2007.

(2)
All years have been adjusted to reflect the disposal of our manufactured home community properties and related business, except for NLASCO.

(3)
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

        Unless the context otherwise indicates, all references in this Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the "Company,""Hilltop," "HTH," "we," "us," "our" or "ours" or similar words are to Hilltop Holdings Inc.(formerly known as Affordable Residential Communities Inc.) and its direct and indirect wholly-owned subsidiaries.

OUR GENERAL STRUCTURE

        At December 31, 2009, HTH is a holding company that owns all of the outstanding shares of NLASCO, Inc., or NLASCO. NLASCO, in turn, owns National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC, both of which are licensed property and casualty insurers operating in multiple states. In addition, NLASCO also owns the NALICO GA, a general agency that operates in Texas. NLIC commenced business in 1949 and currently operates in 15 states, with its largest market being the state of Texas. NLIC carries a financial strength rating of "A" (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 12 states, its largest market being the state of Arizona. ASIC carries a financial strength rating of "A-"(Excellent) by A.M. Best. Both of these companies are regulated by the Texas Department of Insurance.

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

        On July 31, 2007, we sold substantially all of the operating assets used in our manufactured home communities business and our retail sales and financing business to American Residential Communities LLC. We received gross proceeds of approximately $890 million in cash, which represents the aggregate purchase price of $1.794 billion, less the indebtedness assumed by the buyer. After giving effect to expenses, taxes and our continued outstanding preferred stock and senior notes, our net cash balance was approximately $550 million. We used a portion of the proceeds from this transaction for general working capital, liquidation of our operating partnership units and to repay certain outstanding obligations. We intend to make opportunistic acquisitions with certain of the remaining proceeds from this transaction, and, if necessary or appropriate, from additional equity or debt financing sources.

DEVELOPMENTS DURING 2009

We appointed a new President and Chief Executive Officer.

        On November 30, 2009, Larry D. Willard, a director and the President and Chief Executive Officer of Hilltop Holdings, Inc., or the Company, announced his retirement effective as of December 31, 2009, to the Board of Directors of the Company. In connection with Mr. Willard's retirement, the Board of Directors of the Company appointed Gerald J. Ford, the Company's Chairman of the Board, as President and Chief Executive Officer effective as of December 31, 2009.

We had an extension to our loan agreement.

        On October 27, 2009, NLASCO renewed its line of credit with a financial institution. The line allows for borrowings by NLASCO up to $5.0 million and is secured by substantially all of NLASCO's assets. The line of credit bears interest equal to a base rate, less 0.5% (5.0% at December 31, 2009), which is due quarterly. This line of credit will expire in October 2010. During the year ended December 31, 2009, the principal balance on this note was reduced to zero. As of December 31, 2009, there was no credit balance on the note.

Approvals from financial regulatory authorities.

        During 2008 and 2009, in regards to financial institution opportunities, we have received preliminary approval from the Comptroller of Currency, The Office of Thrift Supervision and the Federal Deposit Insurance Corporations to bid on government-assisted financial institution transactions. The approvals from the Comptroller of Currency and The Office of Thrift Supervision expire on May 17, 2010 and November 30, 2010, respectively, and are subject to the satisfaction of certain conditions should we be the successful bidder.

OVERVIEW OF RESULTS

        For the year ended December 31, 2009, net loss attributable to common stockholders was $12.4 million, or $0.22 per share, as compared to a net loss attributable to common stockholders of $32.9 million, or $0.58 per share, for the year ended December 31, 2008, and a net income attributable to common stockholders of $282.9 million, or $5.10 per share, for the year ended December 31, 2007.

        Our results for 2007 include gains on sales of discontinued operations of $366.9 million. This gain comes from the sale of substantially all of our assets used in the manufactured home communities business and its manufactured home retail sales and financing business. In 2007, we also incurred an $11.1 million loss from discontinued operations. In addition, we have recast the operations of this line of business as discontinued operations in the accompanying consolidated statements of operations for the twelve months ended December 31, 2007, and recorded gains of $366.9 million for the year ended 2007.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 1 to the accompanying consolidated financial statements as of, and for the year ended, December 31, 2009. We have summarized below those accounting policies that require our most difficult, subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis. These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

        Discontinued Operations.    In accordance with guidance provided in ASC 360, Plant, Property and Equipment, we measure our assets of discontinued operations held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the discontinued operations in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the assets of discontinued operations as held for sale continue to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of assets of discontinued operations in the period in which the operations are discontinued and recognize any resulting gains on the sales of assets when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the ASC 360 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations.

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

        The reserve analysis performed by our actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, the results of the reserve analysis are summarized and discussed with our senior management. The senior management group considers many factors in determining the amount of reserves to record for financial statement purposes. These factors include the extent and timing of any recent catastrophic events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market.

        Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts, current law and our judgment. The carried reserve may differ from the actuarial central estimate as the result of our consideration of the factors noted above, as well as other factors impacting claims costs that may not be quantifiable through actuarial analysis. This process results in management's best estimate, which is then recorded as the reserve for unpaid losses and LAE.

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

        Reserve estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation, economic conditions. In estimating the reserves for unpaid losses and LAE, it is necessary to project future loss and LAE payments. Actual future losses and LAE will not develop exactly as projected and may, in fact, vary significantly from the actuarially indicated projections. Further, these projections make no provision for extraordinary future emergence of new classes of losses or types of losses, which are not sufficiently represented in the companies' historical data or that are not yet quantifiable. Extraordinary future emergence can arise from an unforeseen broadening of coverage instigated by regulatory actions, judicial decisions or similar developments.

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

        In arriving at our best estimate of the unpaid losses and LAE, and based on management discussion with our actuaries, we would consider reasonably likely changes in the key assumptions, such as the underlying loss development pattern or the expected loss ratio, to have an impact on our best estimate by +/- 10%. As of December 31, 2009, this equates to approximately +/- $1.2 million, which represents approximately 0.2% of equity and 9.7% of calendar year 2009 losses.

        The following table presents our gross loss and LAE reserve amounts at December 31, 2009 and 2008 for each of NLIC and ASIC by line of business (dollars in thousands):

	For the year ended December 31, 2009
Company	Homeowners	Special Property	Commercial Multiple Peril	Other Liability	Fidelity & Surety	All Lines
ASIC	$1,167	$390	$87	$923	$—	$2,567
NLIC	20,693	8,654	801	1,032	33	31,213

Consolidated	$21,860	$9,044	$888	$1,955	$33	$33,780

	For the year ended December 31, 2008
Company	Homeowners	Special Property	Commercial Multiple Peril	Other Liability	Fidelity & Surety	All Lines
ASIC	$2,043	$900	$426	$744	$—	$4,113
NLIC	14,847	13,465	816	730	52	29,910

Consolidated	$16,890	$14,365	$1,242	$1,474	$52	$34,023

        Investment Securities.    At December 31, 2009, investment securities consist of U.S. Government, mortgage-backed, corporate debt and equity securities. We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity. Our equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which we have the ability, and intent, to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

        Deferred Acquisition Costs.    Costs of acquiring insurance vary with, and are related to, the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses. These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income. At December 31, 2009, there was no premium deficiency.

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

        Income Taxes.    We have been in a taxable loss position since our inception and, as a result, we have substantial net operating loss carry-forwards to offset taxable income and capital gains from the sale of discontinued operations. We have established a tax provision beginning on January 1, 2006. We allocate income taxes between continuing and discontinued operations.

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

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which is now part of ASC 740, specifically 740-10-25, Recognition. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefits in our consolidated financial statements.

        The cumulative effect of the adoption of the recognition and measurement provisions resulted in no change to the January 1, 2007 balance of accumulated deficit. Our policy for interest and penalties related to income tax exposures is to recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of operations.

        Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. At December 31, 2007, a valuation allowance of $4.6 million was recorded to reduce deferred tax assets to the amount expected to be recoverable. However, as a result of the allocation of the purchase price for the real estate assets we sold in 2007 by the purchaser, we reallocated $34.1 million of gain recognized to those asset in the quarter ended September 30, 2008, the period in which the purchase price allocation was finalized. This reallocation resulted in a deferred tax benefit of $4.6 million as of December 31, 2008. There is no valuation allowance as of December 31, 2009.

        From time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various Federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management often must analyze complex tax laws of multiple jurisdictions.

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

        The goodwill impairment analysis is a two-step test. The first step (Step #1), used to identify potential impairment involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The Company has estimated fair values of reporting units based on a market approach using historic, normalized actual and forecast results. Management determined that HTH has two reporting units, which are the Parent (the holding company) and NLASCO (the insurance company).

        The second step (Step #2) involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

        At December 31, 2009, we determined that the estimated fair value of our reporting units exceeded their carrying values and, therefore, we did not perform the second step as described above. Consequently, we determined that no impairment existed with respect to goodwill and intangible assets at December 31, 2009.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

        Results of insurance operations.    The following table shows the underwriting gain or loss, as well as other revenue and expense items included in the financial results of NLASCO for the year ended December 31, 2009 and 2008 (in thousands). NLASCO's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. NLASCO's underwriting performance is one of the most important factors in evaluating the overall results of operations given the fluctuations that can occur in loss and LAE due to weather related events, as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and fluctuations in other revenue and expense items of NLASCO are discussed in greater detail below.

NLASCO Summary of Insurance Operations

	Year Ended December 31,
	2009	2008	Dollar	Percentage
Underwriting gain (loss)
Homeowners	$(4,227)	$(7,596)	$3,369	44.4%
Fire	3,556	(2,324)	5,880	253.0%
Mobile Home	1,155	844	311	36.8%
Commercial	967	220	747	339.5%
Other	209	216	(7)	-3.2%

Total underwriting gain (loss)	$1,660	$(8,640)	$10,300	119.2%
Other revenue (expense items)
Net investment income	6,165	8,255	(2,090)	-25.3%
Net realized gains (losses) on investments	83	(4,035)	4,118	102.1%
Other income	6,917	6,147	770	12.5%
Depreciation and amortization	(1,981)	(2,159)	178	-8.2%
Interest expense	(2,601)	(3,644)	1,043	-28.6%

Total other revenue (expense) items	8,583	4,564	4,019	88.1%

Operating income (loss) before federal income taxes	10,243	(4,076)	14,319	351.3%
Federal income tax expense (benefit) on operating income	3,578	(1,434)	5,012	349.5%

Net income (loss) from continuing operations of NLASCO	$6,665	$(2,642)	$9,307	352.3%

        Revenue.    Revenue for the year ended December 31, 2009 was $128.8 million, compared to $102.5 million in 2008. This increase is due to the realized gains on investments of $0.3 million for year ended 2009, compared to realized investment losses of $46.0 million for the year ended 2008 and $6.5 million of net investment income for the year ended 2009 compared to $27.1 million in 2008 due to having the cash at HTH (parent only) earning no interest. The Investment Committee elected to deposit the cash at HTH (parent only) in non-interest bearing accounts, taking advantage of the Temporary Liquidity Guarantee Program to preserve principal. The $128.8 million in revenue in 2009 is comprised of net premiums earned of $115.2 million, net investment income of $6.5 million, other income of $6.9 million and net realized gains on investments of $0.3 million. The $102.5 million in revenue in 2008 is comprised of net premiums earned of $115.2 million, net investment income of $27.1 million, other income of $6.1 million and net realized losses on investments of $46.0 million.

        Underwriting Results.    The following table shows the components of NLASCO's underwriting gain for the year ended December 31, 2009 and 2008. NLASCO's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Year Ended December 31,
	2009	2008	Dollar	Percentage
Direct premiums written	$131,309	$132,642	$(1,333)	-1.0%

Net premiums written	$114,743	$113,285	$1,458	1.3%

Net premiums earned	$115,153	$115,247	$(94)	-0.1%
Loss and LAE	70,295	80,435	(10,140)	-12.6%
Policy acquisition and other underwriting expenses	43,198	43,452	(254)	-0.6%

Underwriting gain (loss)	$1,660	$(8,640)	$10,300	-119.2%

Agency expenses	$(2,051)	$(2,375)	$324	-13.6%

Loss and LAE ratio	61.0%	69.8%	8.7%
Policy acquisition and other underwriting less agency expense ratio	35.7%	35.6%	-0.1%
Combined ratio	96.8%	105.4%	8.6%

        NLASCO seeks to operate at a combined ratio of no greater than 85.0%. Loss ratios are ratios that express the relationship of losses to premiums. Loss and LAE ratio is loss and LAE expenses divided by net premiums earned for the same period. Policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense divided by net premiums earned for the same period. Combined ratio gives you the sum of both previous ratios. Agency expenses are related to our general agent, NALICO GA, and are removed from Total policy acquisition and other underwriting expenses because they have no effect on the expense ratios of the insurance companies. The decrease in loss and LAE ratio in 2009 is due to less severe weather and lower overall loss experience due to no catastrophic events occurring in 2009. The loss and LAE ratio in 2008 is due to the incurred losses related to Hurricane Dolly, Gustav, and Ike of $83.1 million (including loss adjustment expenses and gross incurred but not reported reserves) in catastrophic related losses for the year ended December 31, 2008. For the year ended December 31, 2008, NLASCO's net catastrophic loss experience was $13.0 million after reinsurance.

        The industry aggregate for combined ratio for 2008, was 104.7%, which is slightly below the combined ratio for NLIC and ASIC of 105.4% for the same period.

        Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During a soft market, price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business, as well as retain exposures that are adequately priced. Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy, accepting only risks that are appropriately priced, while declining risks which are under priced for the level of coverage provided.

        Direct premiums written by major product line for the year ended December 31, 2009 and 2008 are presented in the table below (in thousands):

	Year Ended December 31,
	2009	2008	Dollar	Percentage
Direct Premiums Written:
Homeowners	$57,356	$58,942	$(1,586)	-2.7%
Fire	46,815	48,014	(1,199)	-2.5%
Mobile Home	20,439	19,483	956	4.9%
Commercial	6,318	5,804	514	8.9%
Other	381	399	(18)	-4.5%

	$131,309	$132,642	$(1,333)	-1.0%

        Total direct premiums written decreased for the year ended December 31, 2009 for all insurance products except for mobile home and commercial as a result of stronger competition and more challenging economic times.

        Net premiums written by major product line for the year ended December 31, 2009 and 2008 are presented in the table below (in thousands):

	Year Ended December 31,
	2009	2008	Dollar	Percentage
Net Premiums Written
Homeowners	$50,119	$50,340	$(221)	-0.4%
Fire	40,909	41,007	(98)	-0.2%
Mobile Home	17,861	16,640	1,221	7.3%
Commercial	5,521	4,957	564	11.4%
Other	333	341	(8)	-2.3%

	$114,743	$113,285	$1,458	1.3%

        Total net premiums written increased for the year ended December 31, 2009 in the mobile home and commercial lines of business. Reinstatement premiums related to hurricanes Dolly, Gustav and Ike of $8.2 million decreased net premiums written in 2008, partially offset by higher reinsurance costs and lower direct premiums in 2009.

        Net premiums earned by major product line for the year ended December 31, 2009 and 2008 are presented in the table below (in thousands):

	Year Ended December 31,
	2009	2008	Dollar	Percentage
Net Premiums Earned:
Homeowners	$50,299	$51,212	$(913)	-1.8%
Fire	41,055	41,717	(662)	-1.6%
Mobile Home	17,924	16,928	996	5.9%
Commercial	5,540	5,043	497	9.9%
Other	335	347	(12)	-3.5%

	$115,153	$115,247	$(94)	-0.1%

        Net premiums earned for the year ended December 31, 2009 decreased as compared to 2008 due to gross earned premiums decreasing $3.3 million, which was partially offset by lower ceded premiums of $3.2 million in 2009. Direct premiums written decreased 1% in 2009, which also contributed to the decrease in net premiums earned.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the year ended December 31, 2009 and 2008 were as follows (in thousands):

	Twelve Months Ended December 31,
	2009	2008	Dollar	Percentage
Amortization of deferred policy acquisition costs	$30,354	$29,469	$885	2.9%
Other underwriting expenses	12,844	13,983	(1,139)	-8.9%

Total policy acquisition and other underwriting expenses	43,198	43,452	(254)	-0.6%
Agency expenses	(2,051)	(2,375)	324	-15.8%

Total policy acquisition and other underwriting expenses less agency expenses	$41,147	$41,077	$70	0.2%

Net premiums earned	$115,153	$115,247	$(94)	0.1%

Expense ratio	35.7%	35.6%	0.1%

        Total policy acquisition and other underwriting expenses, less agency expenses, are up only $0.1 million from 2008 due to higher amortization of deferred policy acquisition costs, offset by lower other underwriting expenses and lower agency expenses. Agency expenses are related to our general agent, NALICO GA, and are removed from total policy acquisition and other underwriting expenses because they have no effect on the expense ratios of the insurance companies.

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the year ended December 31, 2009 and 2008 of 61.0% and 69.8%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner. The decrease in the loss and LAE ratio is due to several catastrophic hurricanes that occurred in July and September 2008. The actual loss related to Hurricane Dolly, Gustav, and Ike, excluding reinstatement premium, was $13.0 million after reinsurance.

        The Company's net loss and LAE and the gross loss and LAE ratios for the year ended December 31, 2009 and 2008 are shown in the tables below:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Loss and LAE (in thousands):
Homeowners	$35,657	$39,499
Fire	22,098	28,312
Mobile Home	10,045	9,702
Commercial	2,495	2,922

	$70,295	$80,435

Incurred Claim Count:
Homeowners	10,417	13,024
Fire	7,775	11,062
Mobile Home	4,083	3,882
Commercial	387	618

	22,662	28,586

Average Loss and LAE per Claim:
Homeowners	$3,423	$3,033
Fire	2,842	2,559
Mobile Home	2,460	2,499
Commercial	6,447	4,728
Loss and LAE Ratio:
Homeowners	70.9%	77.1%
Fire	53.8%	67.9%
Mobile Home	56.0%	57.3%
Commercial	45.0%	57.9%

        General and Administrative Expense.    General and administrative expense for 2009 was $7.2 million, as compared to $8.1 million for 2008, a decrease of $0.9 million, or 12%. This decrease is primarily due to a decrease in professional fees, which consisted of acquisition costs of $1.2 million in 2008 versus $0.2 million in 2009. The acquisition costs related to expenses incurred in connection with a possible transaction, that, at the end of the second quarter of 2008, we determined no longer to pursue.

        Depreciation and Amortization Expense.    Depreciation and amortization expense was $2.0 million for the year ended December 31, 2009, as compared to $2.1 million in 2008.

        Interest Expense.    Interest expense was $9.7 million for 2009, as compared to $10.5 million for 2008, a decrease of $0.8 million, or 8%. The decrease in interest expense is due to lower libor rates on variable rate debt in 2009.

        Income Taxes.    The Company had a $1.3 million income tax benefit for the year ended December 31, 2009, compared to $19.6 million for 2008. The benefit decreased in 2009 due to realized investment losses of $41.9 million in 2008 at HTH (parent only) and net income before taxes of $10.2 million in 2009, versus a net loss before taxes of $4.1 million in 2008 at NLASCO. We allocate income taxes in accordance with ASC 740, specifically 740-10-20.

        Preferred Stock Dividend.    In each of the years ended December 31, 2009 and 2008, we recorded four quarterly preferred stock dividends declared at the annual rate of 8.25%, or $2.0625 per share on the 5.0 million shares of Series A Preferred Stock outstanding.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $12.4 million for 2009, as compared to $32.9 million for 2008, a decrease of $20.5 million. The majority of this difference is due to losses on investments in 2008 of $46.0 million, partially offset by higher net investment income in 2008 of $27.1 million.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

        Results of insurance operations.    The following table shows the underwriting gain or loss, as well as other revenue and expense items included in the financial results of NLASCO for the year ended December 31, 2008 and 2007 (in thousands). NLASCO's underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. NLASCO's underwriting performance is one of the most important factors in evaluating the overall results of operations given the fluctuations that can occur in loss and LAE due to weather related events, as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and fluctuations in other revenue and expense items of NLASCO are discussed in greater detail below.

NLASCO Summary of Insurance Operations

	Year Ended December 31,
	2008	2007	Dollar	Percentage
Underwriting (loss) gain
Homeowners	$(7,596)	$5,680	$(13,276)	-233.7%
Fire	(2,324)	4,993	(7,317)	-146.5%
Mobile Home	844	2,076	(1,232)	-59.3%
Commercial	220	868	(648)	-74.7%
Other	216	199	17	8.5%

Total underwriting (loss) gain	$(8,640)	$13,816	$(22,456)	-162.5%
Other revenue (expense items)
Net investment income	8,255	8,107	148	1.8%
Net realized (losses) gains on investments	(4,035)	32	(4,067)	-12709.4%
Other income	6,147	6,487	(340)	-5.2%
Depreciation and amortization	(2,159)	(2,069)	(90)	4.3%
Interest expense	(3,644)	(4,655)	1,011	-21.7%

Total other revenue (expense) items	4,564	7,902	(3,338)	-42.2%

Operating (loss) income before federal income taxes	(4,076)	21,718	(25,794)	-118.8%
Federal income tax (benefit) expense on operating income	(1,434)	7,577	(9,011)	-118.9%

Net (loss) income from continuing operations of NLASCO	$(2,642)	$14,141	$(16,783)	-118.7%

        Revenue.    Revenue for the year ended December 31, 2008 was $102.5 million, compared to $131.3 million from continuing operations in 2007. This decrease is due to the loss on investment of $41.9 million recorded for equity securities held at HTH, offset by an increase in premiums earned of $18.4 million. The $102.5 million in revenue in 2008 is comprised of net premiums earned of $115.2 million, net investment income of $27.1 million, other income of $6.1 million and net realized losses on investments of $46.0 million. The $131.3 million in revenue in 2007 is comprised of net premiums earned of $96.8 million, net investment income of $24.8 million, other income of $6.4 million and net realized gains on investments of $3.2 million.

        Underwriting Results.    The following table shows the components of NLASCO's underwriting gain for the year ended December 31, 2008 and 2007. NLASCO's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Year Ended December 31,
	2008	2007	Dollar	Percentage
Direct premiums written	$132,642	$122,708	$9,934	8.1%

Net premiums written	$113,285	$118,357	$(5,072)	-4.3%

Net premiums earned	$115,247	$96,804	$18,443	19.1%
Loss and LAE	80,435	52,074	28,361	54.5%
Policy acquisition and other underwriting expenses	43,452	30,914	12,538	40.6%

Underwriting (loss) gain	$(8,640)	$13,816	$(22,456)	-162.5%

Agency expenses	$(2,375)	$(2,634)	$259	-9.8%

Loss and LAE ratio	69.8%	53.8%	-16.0%
Policy acquisition and other underwriting less agency expense ratio	35.6%	29.2%	-6.4%
Combined ratio	105.4%	83.0%	-22.4%

        NLASCO seeks to operate at a combined ratio of no greater than 85.0%. Loss ratios are ratios that express the relationship of losses to premiums. Loss and LAE ratio is loss and LAE expenses divided by net premiums earned for the same period. Policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense divided by net premiums earned for the same period. Combined ratio gives you the sum of both previous ratios. The increase in loss and LAE ratio is due to the incurred losses related to Hurricane Dolly, Gustav, and Ike of $83.1 million (including loss adjustment expenses and gross incurred but not reported reserves) for the year ended December 31, 2008. For the year ended December 31, 2008, NLASCO's net catastrophic loss experience was $13.0 million after reinsurance; there were no catastrophic events that occurred in the year ended December 31, 2007. Additionally, the increase in policy acquisition and other underwriting expenses is due to the benefit received in 2007 related to purchase accounting of $14.5 million, offset by one month of purchase accounting of $1.4 million in 2008.

        The industry aggregate for combined ratio for 2008, was 104.7%, which is slightly below the combined ratio for NLIC and ASIC of 105.4% for the same period.

        Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During a soft market, price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business, as well as retain exposures that are adequately priced. Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy, accepting only risks that are appropriately priced, while declining risks which are under priced for the level of coverage provided.

        Direct premiums written by major product line for the year ended December 31, 2008 and 2007 are presented in the table below (in thousands):

	Year Ended December 31,
	2008	2007	Dollar	Percentage
Direct Premiums Written:
Homeowners	$58,942	$54,378	$4,564	8.4%
Fire	48,014	46,554	1,460	3.1%
Mobile Home	19,483	15,714	3,769	24.0%
Commercial	5,804	5,685	119	2.1%
Other	399	377	22	5.8%

	$132,642	$122,708	$9,934	8.1%

        Total direct premiums written increased for the year ended December 31, 2008 for all insurance products due to the fact that 2007 only includes eleven months. Otherwise, direct premiums are down slightly from the prior year due to the overall soft insurance market.

        Net premiums written by major product line for the year ended December 31, 2008 and 2007 are presented in the table below (in thousands):

	Year Ended December 31,
	2008	2007	Dollar	Percentage
Net Premiums Written
Homeowners	$50,340	$52,456	$(2,116)	-4.0%
Fire	41,007	44,897	(3,890)	-8.7%
Mobile Home	16,640	15,156	1,484	9.8%
Commercial	4,957	5,484	(527)	-9.6%
Other	341	364	(23)	-6.3%

	$113,285	$118,357	$(5,072)	-4.3%

        Total net premiums written decreased for the year ended December 31, 2008 for all lines of business, except for mobile home, due to reinstatement premiums related to Hurricane Dolly, Gustav, and Ike of $7.0. Considering that 2007 includes only eleven months of production, net written premiums are down slightly over the same period last year, due to overall soft insurance market.

        Net premiums earned by major product line for the year ended December 31, 2008 and 2007 are presented in the table below (in thousands):

	Year Ended December 31,
	2008	2007	Dollar	Percentage
Net Premiums Earned:
Homeowners	$51,212	$42,746	$8,466	19.8%
Fire	41,717	36,900	4,817	13.1%
Mobile Home	16,928	12,396	4,532	36.6%
Commercial	5,043	4,470	573	12.8%
Other	347	292	55	18.8%

	$115,247	$96,804	$18,443	19.1%

        Net premiums earned for the year ended December 31, 2008 were up as compared to 2007 due to the fact that 2007 only included eleven months of income from NLASCO, compared to twelve months of income in 2008. The premium revenue is earned over the life of the policies, generally twelve months. On the date NLASCO was acquired by Hilltop, the unearned premium balance was adjusted to fair market value as required under GAAP, which reduced net premiums earned $1.5 million and $16.6 million for the year ended December 31, 2008 and 2007, respectively.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the year ended December 31, 2008 and 2007 were as follows (in thousands):

	Twelve Months Ended December 31,
	2008	2007	Dollar	Percentage
Amortization of deferred policy acquisition costs	$29,469	$14,762	$14,707	99.6%
Other underwriting expenses	13,983	16,152	(2,169)	-13.4%

Total policy acquisition and other underwriting expenses	43,452	30,914	12,538	40.6%
Agency expenses	(2,375)	(2,634)	259	9.8%

Total policy acquisition and other underwriting expenses			—
less agency expenses	$41,077	$28,280	$12,797	45.3%

Net premiums earned	$115,247	$96,804	$18,443	19.1%

Expense ratio	35.6%	29.2%	69.4%

        Amortization of deferred policy acquisition costs was $29.5 million for the year ended December 31, 2008, compared to $14.8 million for the year ended December 31, 2007. The increase is due to the additional amortization of $14.7 million of deferred policy acquisition costs in 2008. Since insurance company was purchased January 31, 2007; no previous deferred policy acquisition costs were established at the date of the purchase.

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
Loss and LAE (in thousands):
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

        Non-Controlling Interest.    Non-controlling interest for the year ended December 31, 2007 was $0.1 million. Minority interest only affected 2007, as all minority interest holders were eliminated in conjunction with the closing of the asset sale on July 31, 2007.

        Income Taxes.    The Company had a $19.6 million income tax benefit for the year ended December 31, 2008, compared to $10.6 million expense for 2007. The benefit in 2008 is primarily due to the tax benefit recorded of $15.0 million as a result of recognizing losses on an impairment on securities and operating losses of NLASCO. The expense in 2007 is primarily due to the tax expense related to the gain on sale of discontinued operations of $77.7 million. We allocate income taxes between continuing and discontinued operations in accordance with ASC 740, Income Taxes.

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

        In accordance with the provisions of ASC 360, Accounting for the Impairment or Disposal of Long-lived Assets, all of the operating assets of the Company's manufactured home line of business have been classified as discontinued operations and those not sold prior to December 31, 2006 have been classified as assets held for sale. We have recast the operations for these assets as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2007.

        Operations of the discontinued manufactured home line of business for the twelve months ended December 31, 2007 recorded losses of $11.1 million and gains were recorded on the sale of discontinued operations of $366.9 million.

        For discontinued operations, we considered a manufactured home community to be discontinued when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by ASC 360, we measure each of our assets held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the asset identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the asset classified as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of assets in the period in which the properties are discontinued and recognize any resulting gains on the sales of assets when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with ASC 360 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell assets previously classified as held for sale, the assets will be reclassified as held and used. An asset that is reclassified shall be measured at the lower of its (a) carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or (b) fair value at the date of the subsequent decision not to sell.

        Preferred Stock Dividend.    In each of the years ended December 31, 2008 and 2007, we recorded four quarterly preferred stock dividends declared at the annual rate of 8.25%, or $2.0625 per share on the 5.0 million shares of Series A Preferred Stock outstanding.

        Net (Loss) Income Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $32.9 million for 2008, as compared to a net income of $282.9 million for 2007, a decrease of $315.8 million. The majority of this difference is due to the sale of the manufactured housing communities' line of business and its manufactured housing retail sales and finance line of business in 2007 and the net realized loss on investments of $27.2, net of tax, due to the write down and subsequent sale of securities owned by HTH in 2008.

LIQUIDITY AND CAPITAL RESOURCES

        HTH is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1.04 billion at December 31, 2009. HTH's primary investment objectives as a holding company are to preserve capital and have available cash resources to utilize in making opportunistic acquisitions, and, if necessary or appropriate, from additional equity or debt financing sources.

        On July 31, 2007, we sold substantially all of our operating assets used in our manufactured home community business and our manufactured home retail sales and financing businesses. We received gross proceeds of $889.3 million in cash and the buyer also assumed all of our approximately $943 million in debt related to this line of business.

        As of December 31, 2009, we had approximately $790.0 million in cash and cash equivalents, consisting of approximately $737.0 million owned by the parent company and $53.0 million owned by NLASCO and its subsidiaries. At December 31, 2009, we had total investments of approximately $130.0 million, consisting of investments in available-for-sale equities with a fair value of $0.3 million and $129.7 million in carrying value of fixed maturities securities owned by NLASCO and its subsidiaries.

        As of December 31, 2009, we had $138.4 million of debt, consisting of $90.9 million of senior exchangeable notes and $47.5 million of debt owed by NLASCO and its subsidiaries.

        Our short-term liquidity needs as of December 31, 2009 include (a) funds for dividend payments on the $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum ($10.3 million annually), (b) funds to pay our insurance claims of NLASCO and subsidiaries, and (c) funds to service the $90.9 million of senior exchangeable notes.

        Our insurance operating subsidiary, NLASCO, has primary investment objectives to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. NLASCO's strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constituted $182.7 million, or 99.9%, of NLASCO's $183.0 million in investments at December 31, 2009. NLASCO had $0.3 million, or 0.2% of its investments, in equity investments as of December 31, 2009. We currently do not have any significant concentration in both direct and indirect guarantor exposure. NLASCO has no investments in subprime mortgages. NLASCO has custodial agreements with A.G. Edwards and Wells Fargo Bank and an investment management agreement with DTF Holdings, LLC.

        NLASCO's liquidity requirements are met primarily by positive cash flow from operations and investment activity. Primary sources of cash from insurance operations are premiums and other considerations, net investment income and investment sales and maturities. Primary uses of cash include payments of claims, operating expenses and income taxes, funds to service $47.5 million of debt and purchases of investments. NLASCO's insurance subsidiaries have regulatory restrictions on the amount of dividends they can declare.

        The investment committee meets regularly to review the portfolio performance and investment markets in general. Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        We believe that existing cash and investment balances, when combined with anticipated cash flows from operations and dividends from our insurance companies, will be adequate to meet our expected liquidity needs for the reasonably foreseeable future. We will continue to pursue and investigate possible strategic investments. In that regard, we may need to secure external financing. We cannot assure you that we will be successful in obtaining any such financing or in the implementation of our business plan. See "Item 1A. Risk Factors" starting on page 25.

Restrictions on Dividends and Distributions

        Aside from available cash and investment income on our invested assets, as a holding company we rely on dividends and other permitted distributions from our subsidiaries. The payment of dividends from our insurance subsidiaries, NLIC and ASIC, is subject to significant regulatory restrictions and limitations under debt agreements limiting their ability to declare and pay dividends.

        Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed that exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid $14.0 million in dividends to NLASCO in March 2008. There were no dividends paid as of December 31, 2009. At December 31, 2009, the maximum dividend that may be paid to NLASCO in 2010 without regulatory approval is approximately $12.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2009, NLASCO's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or RBC, requirements for insurance companies that establish minimum capital requirements relating to insurance risk, credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2009, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

        We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to carry out our normal business activities, including dividend payments on our Series A cumulative redeemable preferred stock and debt payments on our senior exchangeable notes.

CASH FLOWS

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

        Cash provided by operations was $18.9 million in 2009, as compared to $7.2 million used by operations in 2008. Cash provided by operations increased primarily due to a decrease in income taxes receivable of $22.4 million, offset by operating losses of $2.1 million.

        Cash provided by investing activities was $32.1 million in 2009, as compared to cash used in investing activities of $12.1 million in 2008. The increase in cash provided by investing activities primarily was due to proceeds from sales of available-for-sale securities of $23.6 million and the release of restricted cash of $18.5 million, which was offset by purchases and maturities of available-for-sale securities of $8.4 million.

        Cash used by financing activities was $10.3 million in 2009, as compared with $14.3 million in 2008. The decrease in cash used in financing activities primarily was due to the repayment of debt in 2008 of $4.0 million.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

        Cash used by operations was $7.2 million in 2008, as compared to $46.9 million used by operations in 2007. Cash used in operations decreased primarily due to a $69.6 million payment of taxes related to the sale of the manufactured housing business and subsequent reclass to discontinued operations, offset by $7.0 million of reinstatement premiums paid and losses paid related to catastrophes in 2008.

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

INFLATION

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2009, 2008 and 2007. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the U.S. economy and may increase the cost of labor and utilities.

COMMITMENTS

        At December 31, 2009, we had $138.4 million of outstanding indebtedness. It consists of the following: $90.9 million, or 66%, of our total indebtedness is fixed rate and $47.5 million, or 34%, is variable rate. At December 31, 2009, we had the following indebtedness outstanding with the following repayment obligations (in thousands):

	Principal Commitments			Interest Commitments			Total Debt Commitments
	Fixed	Variable	Total	Fixed	Variable(1)	Total	Fixed	Variable	Total
2010	$—	$—	$—	$6,814	$4,341	$11,155	$6,814	$4,341	$11,155
2011	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
2012	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
2013	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
2014	—	—	—	6,814	4,341	11,155	6,814	4,341	11,155
Thereafter	90,850	47,500	138,350	79,516	88,788	168,304	170,366	136,288	306,654

Commitments	$90,850	$47,500	$138,350	$113,586	$110,493	$224,079	$204,436	$157,993	$362,429

(1)
For variable rate debt, interest commitments were calculated as expected interest payments based on the weighted average interest rate.

        At December 31, 2009 the following table shows our outstanding commitments for leases (in thousands).

	Payments Due by Period
Lease Obligations	Less than 1 year	1-3 years	Total
Total lease obligations	$528	$1,455	$1,983

        NLASCO's loss reserves do not have contractual maturity dates. Based on historical payment patterns, however, the following table estimates when management expects the loss reserves to be paid. The timing of payments is subject to significant uncertainty. NLASCO maintains a portfolio of investments with varying maturities to provide adequate cash flows for the payment of claims.

Reserves in thousands
2010	$21,382
2011	6,486
2012	2,905
2013	1,284
2014	777
Thereafter	946

$33,780

        The following table sets forth certain information with respect to our indebtedness outstanding as of December 31, 2009 and 2008 excluding indebtedness related to assets held for sale (in thousands):

	Year Ended December 31,
	2009	2008
Senior exchangeable notes due 2025, 7.50% per annum	$90,850	$90,850
Insurance company line of credit due October 2010, base rate less 0.5% per annum	—	18
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (4.35% at December 31, 2009)	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (4.30% at December 31, 2009)	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (4.30% at December 31, 2009)	7,500	7,500
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (3.65% at December 31, 2009)	20,000	20,000

	$138,350	$138,368

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2009, FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as ASC 860, Transfers and Servicing, requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009, and interim and annual periods thereafter. The Company does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

        In June 2009, FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as ASC 810, Consolidation, reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity's economic performance. Additional disclosures are required about a company's involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. ASC 810 is effective for interim and annual periods that begin after November 15, 2009. The Company does not expect that the adoption of this guidance will impact the Company's results of operations, financial position or liquidity.

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

        As of December 31, 2009 our total debt outstanding was $138.4 million, comprised of approximately $90.9 million of indebtedness subject to fixed interest rates. Approximately $47.5 million, or 34%, of our total consolidated debt is variable rate debt.

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

        The fair value of debt outstanding as of December 31, 2009 was approximately $138.2 million.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

ITEM 9A.    CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, with the participation of our Chief Executive Officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by Form 10-K. Based on such evaluation, our Chief Executive Officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears on Page F-2 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have not been any changes in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information called for by this Item is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by this Item is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information called for by this Item is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2009, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information called for by this Item is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information called for by this Item is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed herewith as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.
By:	/s/ GERALD J. FORD Gerald J. Ford Chief Executive Officer (Principal Executive Officer and duly authorized officer)
MARCH 11, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ GERALD J. FORD Gerald J. Ford	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2010
/s/ DARREN PARMENTER Darren Parmenter	Senior Vice President (Principal Financial and Accounting Officer)	March 11, 2010
/s/ RHODES BOBBITT Rhodes Bobbitt	Director and Audit Committee Member	March 11, 2010
/s/ W. JORIS BRINKERHOFF W. Joris Brinkerhoff	Director	March 11, 2010
/s/ CHARLES R. CUMMINGS Charles R. Cummings	Director and Chairman of Audit Committee	March 11, 2010
/s/ J. MARKHAM GREEN J. Markham Green	Director and Audit Committee Member	March 11, 2010
/s/ JESS T. HAY Jess T. Hay	Director	March 11, 2010

Signature	Title	Date

/s/ WILLIAM T. HILL, JR. William T. Hill, Jr.	Director	March 11, 2010
/s/ W. ROBERT NICHOLS, III W. Robert Nichols, III	Director	March 11, 2010
/s/ C. CLIFTON ROBINSON C. Clifton Robinson	Director	March 11, 2010
/s/ JAMES R. "RANDY" STAFF James R. "Randy" Staff	Director	March 11, 2010
/s/ CARL B. WEBB Carl B. Webb	Director	March 11, 2010

Exhibit Number	Description of Exhibit
2.1	Transaction Agreement, dated April 17, 2007, by and among Affordable Residential Communities Inc., Affordable Residential Communities LP, ARC Dealership, Inc., ARC Management Services, Inc., ARCIV GV, Inc., ARCMS, Inc., ARC TRS, Inc., Salmaho Irrigation Co., Windstar Aviation Corp., ARC/DAM Management, Inc., Colonial Gardens Water, Inc., and American Riverside Communities LLC (filed as Exhibit 2.1 to Hilltop Holding Inc.'s (formerly known as Affordable Residential Communities Inc.) (the "Registrant") Current Report on Form 8-K filed on April 17, 2007, and incorporated herein by reference).

3.1	Articles of Amendment and Restatement of Affordable Residential Communities Inc., dated February 16, 2004, as amended or supplemented by Articles Supplementary, dated February 16, 2004, Corporate Charter Certificate of Notice, dated June 6, 2005, Articles of Amendment, dated January 23, 2007, Articles of Amendment, dated July 31, 2007, and Corporate Charter Certificate of Notice, dated September 23, 2008 (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Hilltop Holdings Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on March 16, 2009, and incorporated herein by reference).

4.1	Form of Certificate of Common Stock of Hilltop Holdings Inc. (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

4.2	Form of Certificate of 8.25% Series A Cumulative Redeemable Preferred Stock of Hilltop Holdings Inc. (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

4.3	Articles Supplementary of Affordable Residential Communities Inc. Designating a Series of Preferred Stock, dated February 16, 2004 (filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

4.4	Form of Warrant, dated August 9, 2000, that expires July 23, 2010 (filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-3 (File No. 333-124073) and incorporated herein by reference).

4.5	First Amended and Restated Pairing Agreement, dated February 12, 2004, by and between Affordable Residential Communities Inc. and Affordable Residential Communities LP (filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

4.6	Corporate Charter Certificate of Notice, dated June 6, 2005 (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-3 (File No. 333-12585) and incorporated herein by reference).

4.7.1*	Indenture, dated August 9, 2005, by and between Affordable Residential Communities LP and U.S. Bank National Association, as Trustee, regarding the 7 1/2% Senior Exchangeable Notes Due 2025 of Affordable Residential Communities LP.

Exhibit Number	Description of Exhibit
4.7.2	Form of Waiver to the Indenture, dated August 9, 2005, by and between Affordable Residential Communities LP and U.S. Bank National Association, as Trustee, with respect to the 7 1/2% Senior Exchangeable Notes Due 2025 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 17, 2007, and incorporated herein by reference).

4.8.1	Rights Agreement, dated July 11, 2006, by and between Affordable Residential Communities Inc. and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 11, 2006, and incorporated herein by reference).

4.8.2	Amendment No. 1 to Rights Agreement, dated January 23, 2007, by and between Affordable Residential Communities Inc. and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 23, 2007, and incorporated herein by reference).

10.1.1	First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities LP, dated February 11, 2004 (filed as Exhibit 10.1.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.1.2	Amendment to the First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities LP, dated July 3, 2007 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 6, 2007, and incorporated herein by reference).

10.2.1†	Affordable Residential Communities Inc. 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-11 (File No. 333-109816) and incorporated herein by reference).

10.2.2*†	Form of Restricted Stock Grant Agreement for use under the Affordable Residential Communities Inc. 2003 Equity Incentive Plan.

10.2.3†	Form of Affordable Residential Communities Inc. 2003 Equity Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 31, 2006, and incorporated by reference).

10.3†	Affordable Residential Communities Inc. Management Incentive Plan (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-11 (File No. 333-109816) and incorporated herein by reference).

10.4	Third Amended and Restated Registration Rights Agreement, dated February 18, 2004, by and among Affordable Residential Communities Inc. and the parties listed on the exhibits thereto (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.5*	Registration Rights Agreement, dated August 9, 2005, among Affordable Residential Communities LP, Affordable Residential Communities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.6*	Common Stock Delivery Agreement, dated August 9, 2005, by and between Affordable Residential Communities LP and Affordable Residential Communities Inc.

Exhibit Number	Description of Exhibit
10.7	Stock Purchase Agreement, dated October 6, 2006, by and among Affordable Residential Communities Inc., ARC Insurance Holdings Inc., C. Clifton Robinson, C.C. Robinson Property, Ltd. and the Robinson Charitable Remainder Unitrust (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on October 10, 2006, and incorporated herein by reference).

10.8	Registration Rights Agreement, dated January 31, 2007, by and between Affordable Residential Communities Inc. and C. Clifton Robinson. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 5, 2007, and incorporated herein by reference).

10.9	Stock Purchase Agreement, dated October 6, 2006, by and between Affordable Residential Communities Inc. and Flexpoint Fund, L.P. (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 10, 2006, and incorporated herein by reference).

10.10	Registration Rights Agreement, dated January 31, 2007, by and between Affordable Residential Communities Inc. and Flexpoint Fund, L.P. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 5, 2007, and incorporated herein by reference).

10.11	Investment Agreement, dated October 13, 2006, by and among Affordable Residential Communities Inc., Gerald J. Ford, ARC Diamond, LP and Hunter's Glen/Ford, Ltd. (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 16, 2006, and incorporated herein by reference).

10.12†	Employment Agreement, dated January 31, 2007, by and between NLASCO, Inc. and C. Clifton Robinson (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2007, and incorporated herein by reference).

10.13†	Employment Agreement, dated August 15, 2007, by and between Hilltop Holdings Inc. and Darren Parmenter (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2007, and incorporated herein by reference).

10.14	Management Services Agreement, dated April 28, 2008, but effective as of January 1, 2008, by and between Hilltop Holdings Inc. and Diamond A Administration Company LLC (filed as Exhibit 10.17 to the Registrant's Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference).

10.15*†	Employment Agreement, dated January 31, 2007, by and between NLASCO, Inc. and Greg Vanek.

10.16*†	Retirement and Release Agreement, dated December 1, 2009, by and between Hilltop Holdings Inc. and Larry D. Willard.

14.1	Hilltop Holdings, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit Number	Description of Exhibit

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

†
Exhibit is a management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Hilltop Holdings Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hilltop Holdings Inc. and its subsidiaries (the "Company") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
March 11, 2010

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 and 2008

(in thousands except share and per share data)

	December 31, 2009	December 31, 2008
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $107,738 and $116,207, respectively)	$113,157	$115,336
Held-to-maturity securities, at amortized cost (fair value of $17,244 and $17,738, respectively)	16,539	16,406
Equity securities
Available for sale securities, at fair value (cost of $234 and $7,470, respectively)	272	6,826

Total investments	129,968	138,568
Cash and cash equivalents	790,013	749,376
Restricted cash	—	18,500
Accrued interest and dividends	1,494	1,551
Premiums receivable	20,955	20,462
Deferred acquisition costs	15,745	15,935
Reinsurance receivable, net of uncollectible amounts	21,769	16,944
Prepaid reinsurance premiums	4,728	4,782
Income tax receivable	2,187	24,598
Deferred income taxes	11,531	14,966
Goodwill	23,988	23,988
Intangible assets, definite life	9,241	11,002
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	1,845	350
Loan origination costs, net	3,068	3,265
Other assets	1,220	1,483

Total Assets	$1,040,752	$1,048,770

Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$33,780	$34,023
Unearned premiums	68,145	68,451
Reinsurance payable	1,100	781
Accounts payable and accrued expenses	8,381	9,306
Notes payable	138,350	138,368
Dividends payable	1,719	1,719
Other liabilities	5,500	4,667

Total liabilities	256,975	257,315

Commitments and Contingencies (see Note 17)
Stockholders' Equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2009 and 2008, respectively; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 56,485,405 and 56,455,515 shares issued and outstanding at December 31, 2009 and 2008 respectively	565	564
Additional paid-in capital	917,896	917,682
Accumulated other comprehensive gain (loss)	3,547	(985)
Accumulated deficit	(257,339)	(244,914)

Total stockholders' equity	783,777	791,455

Total liabilities and stockholders' equity	$1,040,752	$1,048,770

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands except per share data)

	2009	2008	2007
Revenue:
Net premiums earned	$115,153	$115,247	$96,804
Net investment income	6,458	27,143	24,829
Other income	6,917	6,147	6,445
Net realized (losses) gains on investments
Other-than-temporary impairments on fixed maturity securities	(841)	(4,267)	261
Other realized investment gains (losses), net	1,148	(41,725)	2,944

Total realized investment gains (losses), net	307	(45,992)	3,205

Total revenue	128,835	102,545	131,283

Expenses:
Loss and loss adjustment expenses	70,295	80,435	52,074
Policy acquisition and other underwriting expenses	43,198	43,452	30,914
General and administrative expenses	7,154	8,115	9,414
Depreciation and amortization	1,981	2,159	2,069
Interest expense	9,668	10,528	11,539

Total expenses	132,296	144,689	106,010

(Loss) Income from continuing operations before income tax benefit and allocation to non-controlling interest	(3,461)	(42,144)	25,273
Income tax benefit (expense) from continuing operations	1,349	19,559	(10,635)

(Loss) Income from continuing operations before allocation to non-controlling interest	(2,112)	(22,585)	14,638
Non-controlling interest	—	—	112

(Loss) Income from continuing operations	(2,112)	(22,585)	14,750
Loss from discontinued operations	—	—	(11,124)
Gain on sale of discontinued operations	—	—	366,859
Income tax expense from discontinued operations	—	—	(77,744)
Non-controlling interest in discontinued operations	—	—	494

Net (loss) income	(2,112)	(22,585)	293,235
Preferred stock dividend	(10,313)	(10,313)	(10,313)

Net (loss) income attributable to common stockholders	$(12,425)	$(32,898)	$282,922

(Loss) Income per share from continuing operations less preferred dividends
Basic (loss) income per share	$(0.22)	$(0.58)	$0.08

Diluted (loss) income per share	$(0.22)	$(0.58)	$0.08

Income (Loss) per share from discontinued operations
Basic income (loss) per share	$—	$—	$5.02

Diluted income (loss) per share	$—	$—	$4.94

(Loss) Income per share attributable to common stockholders
Basic (loss) income per share	$(0.22)	$(0.58)	$5.10

Diluted (loss) income per share	$(0.22)	$(0.58)	$5.02

Weighted average share information
Basic shares outstanding	56,474	56,453	55,421

Diluted shares outstanding	56,474	56,453	56,326

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	5,000	$119,108	41,346	$413	$794,653	$—	$(494,938)	$419,236
Net income							293,235	293,235
Preferred stock dividends declared							(10,313)	(10,313)
Other comprehensive income, net of tax						(1,053)		(1,053)

Total comprehensive income								281,869
Common stock issued to board members			9		111			111
Rights offering shares			10,000	100	78,349			78,449
Preferred partnership unit redemption			1,628	16	17,626			17,642
Share issuances			3,394	34	33,324			33,358
Stock compensation expense					1,428			1,428
Amortization of unearned compensation					121			121
Transfer of minority interest ownership in operating partnership					(1,373)			(1,373)
Premium paid to operating partnership unit holders					(7,656)			(7,656)
Redemption of operating partnership units for common stock			84	1	999			1,000

Balance, December 31, 2007	5,000	$119,108	56,461	$564	$917,582	$(1,053)	$(212,016)	$824,185

Net loss							(22,585)	(22,585)
Preferred stock dividends declared							(10,313)	(10,313)
Other comprehensive income, net of tax						68		68

Total comprehensive loss								(32,830)
Common stock issued to board members			16		167			167
Shares redeemed			(21)		(215)			(215)
Stock compensation expense					148			148

Balance, December 31, 2008	5,000	$119,108	56,456	$564	$917,682	$(985)	$(244,914)	$791,455

Net loss							(2,112)	(2,112)
Preferred stock dividends declared							(10,313)	(10,313)
Other comprehensive income, net of tax						4,532		4,532

Total comprehensive loss								(7,893)
Common stock issued to board members			12	1	136			137
Options exercised			17					—
Stock compensation expense					78			78

Balance, December 31, 2009	5,000	$119,108	56,485	$565	$917,896	$3,547	$(257,339)	$783,777

The accompanying notes are an integral part of these consolidated financial statements

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands)

	For the Twelve Months Ended December 31
	2009	2008	2007
Cash flow from operating activities:
Net (loss) income	$(2,112)	$(22,585)	$293,235
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,981	2,159	2,037
(Increase) decrease in deferred income taxes	995	7,216	2,837
(Decrease) increase in unearned premiums	(306)	41	18,839
Decrease (increase) in deferred acquisition costs	190	(1,414)	(14,521)
Realized (gains) losses on investments	(307)	45,992	(3,205)
Purchases of trading securities	—	—	(419)
Proceeds from sales of trading securities	—	—	1,046
Amortization of loan origination costs	197	197	201
Stock grant compensation expense	214	100	1,660
Decrease (increase) in income tax receivable	22,411	(24,598)	—
Decrease (increase) in income tax payable	—	(12,238)	12,238
Partnership preferred unit distributions declared	—	—	67
Non-controlling interest	—	—	(179)
Adjustments related to discontinued operations	—	—	(494)
Gain on sale of discontinued operations	—	—	(366,326)
Payment of income taxes related to sale of assets	—	—	9,599
Increase (decrease) in payable to related party	761	(613)	3,766
Changes in operating assets and liabilities	(5,124)	(1,447)	(7,247)

Net cash provided by (used in) operating activities	$18,900	$(7,190)	$(46,866)

Cash flow from investing activities:
Purchases of available-for-sale securities	(1,094,906)	(42,864)	(117,842)
Purchases of held-to-maturity securities	(331)	(9,761)	(1,062)
Proceeds from sales of available-for-sale securities	23,647	39,829	30,541
Proceeds from maturities of available-for-sale securities	1,086,227	12,777	17,249
Proceeds from maturities of held-to-maturity securities	646	6,863	2,350
Purchases of fixed assets	(1,715)	(98)	(401)
Decrease (increase) in restricted cash	18,500	(18,500)	—
Purchase of NALICO GA	—	(375)	—
Proceeds from sale of assets related to discontinued operations	—	—	881,149
NLASCO acquisition	—	—	(115,407)
Cash acquired from NLASCO	—	—	45,457

Net cash provided by (used in) investing activities	$32,068	$(12,129)	$742,034

The accompanying notes are an integral part of these consolidated financial statements

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands)

	For the Twelve Months Ended December 31
	2009	2008	2007
Cash flow from financing activities:
Repayment of debt	(18)	(4,000)	(5,750)
Payment of preferred dividends	(10,313)	(10,313)	(10,313)
Cash flow from rights offering and stock issuances
Common stock rights offering	—	—	80,000
Common stock offering expenses	—	—	(1,551)
Proceeds from issuances of common stock	—	—	20,000
Proceeds from issuance of debt	—	—	438
Payment of partnership preferred distributions	—	—	(251)
Proceeds from or payments on debt related to discontinued operations	—	—	(6,169)
Liquidation of OP Unit holders	—	—	(17,852)
Loan origination costs	—	—	7

Net cash (used in) provided by financing activities	(10,331)	(14,313)	58,559

Net increase (decrease) in cash and cash equivalents	40,637	(33,632)	753,727
Cash and cash equivalents, beginning of period	749,376	783,008	29,281

Cash and cash equivalents, end of period	$790,013	$749,376	$783,008

Non-cash financing and investing transactions:
Debt and other liabilities assumed in the NLASCO acquisition	$—	$—	$136,288

Redemption of OP units for common stock	$—	$—	$18,873

Fair value of common stock issued in the NLASCO acquisition	$—	$—	$13,359

Notes receivable issued for manufactured home sales	$—	$—	$2,829

Dividends declared but unpaid	$1,719	$1,719	$1,719

Supplemental cash flow information:
Cash paid for interest	$9,209	$10,350	$13,375

Cash paid for income taxes	$(23,890)	$10,634	$69,600

The accompanying notes are an integral part of these consolidated financial statements

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 and 2007

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

        On January 31, 2007, we acquired all of the stock of NLASCO, Inc. ("NLASCO"), a privately held property and casualty insurance holding company. NLASCO is a Delaware corporation that specializes in providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company ("NLIC") and American Summit Insurance Company ("ASIC"). Texas comprises approximately 75% of our business, with Arizona 9%, Tennessee 6%, Oklahoma 4%, Louisiana 2%, and the remaining states in which we do business makes up the other 4%.

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

        Our common stock is listed on the New York Stock Exchange under the symbol "HTH". Our Series A Cumulative Redeemable Preferred Stock is listed on the New York Stock Exchange under the symbol "HTHPRA". We have no public trading history prior to February 12, 2004.

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

        Operating results and cash flows of NLASCO are for the eleven months from the date of acquisition, January 31, 2007, through December 31, 2007, as compared to twelve months for 2008 and 2009.

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

DECEMBER 31, 2009, 2008 and 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies

Investment Securities

        Investment securities at December 31, 2009 consisted of U.S. Government, mortgage-backed, corporate debt and equity securities. We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity. Our equity securities are classified as trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Restricted Cash

        On January 5, 2009, the third party loan for which we provided a guaranty and designated as restricted cash of $18.5 million was repaid in full, thus relieving us of any further obligation. At December 31, 2009, we had no cash and cash equivalents designated as restricted.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Premiums Receivable

        Premiums receivable include premiums written and not yet collected. The company routinely evaluates the receivable balance to determine if an allowance for uncollectible amounts is necessary. At December 31, 2009 and 2008, the Company determined no valuation allowance was necessary.

Deferred Acquisition Costs

        Costs of acquiring insurance vary with and are primarily related to the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income. At December 31, 2009 and 2008, there was no premium deficiency.

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

Goodwill and Other Intangible Assets

        Goodwill is the excess of cost over fair value of net assets acquired. Goodwill is tested annually for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Management determined that HTH has two reporting units, which are the Parent (the holding company) and NLASCO (the insurance company).

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

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$6,100	12 years
Agent relationships	3,600	13 years
Trade name	3,500	15 years
Software	1,500	5 years

Total	$14,700
Less accumulated amortization	(5,459)

Balance at December 31, 2009	$9,241

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

Loan Origination Costs

        We capitalize loan origination costs associated with financing of debt. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the repayment term of the loans. We amortized $0.2 million of loan origination costs for the years ended December 31, 2009,

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

2008, and 2007, which is included in interest expense. Accumulated amortization was $0.9 million, $0.7 million and $0.5 million as of December 31, 2009, 2008 and 2007, respectively.

Other Assets

        Included in other assets are prepaid insurance of $0.6 million and $0.8 million for the years ended December 31, 2009 and 2008, respectively. Other prepaid expenses include $0.3 million and $0.5 million held by the state as guaranty assessments for the years ended December 31, 2009 and 2008, respectively, and other miscellaneous prepaid expenses.

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

Income Taxes

        We have been in a cumulative taxable loss position since our inception and as a result we have net operating loss carry-forwards to offset operating profits and capital gains from profits from asset sales. We allocate income taxes between continuing and discontinued operations.

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

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which is now part of ASC 740, specifically 740-10-25, Recognition, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more than likely than not of being sustained upon audit, we do not recognize any portion of the benefits in our consolidated financial statements.

        The cumulative effect of the adoption of the recognition and measurement provisions of ASC 740 resulted in no change to the January 1, 2007 balance of accumulated deficit. Our policy for interest and

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

penalties related to income tax exposures is to recognize interest and penalties as incurred within the provision for income taxes in the consolidated statements of operations. We are not aware of any pending changes within the next twelve months to the tax law that could change our perspective of our loss position.

        Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized. At December 31, 2007, a valuation allowance of $4.6 million was recorded to reduce deferred tax assets to the amount expected to be recoverable. However, there was no valuation allowance recorded as of December 31, 2009 or 2008.

        From time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various Federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions.

Convertible Debt

        In August 2005, our Operating Partnership, or OP issued $96.6 million aggregate principal amount of senior notes which are exchangeable at an initial rate of 69.8812 shares of common stock per $1,000 principal amount of the notes and callable under certain circumstances. The notes are treated as a combined instrument and not bifurcated to separately account for any embedded derivative instruments principally because in accordance with ASC 815, Derivatives and Hedging, (i) the conversion feature is indexed to HTH's common stock and would be classified in stockholders' equity if it were a freestanding derivative and (ii) the put and call option features are clearly and closely related to the notes at fixed conversion amounts. As a result of our rights offering in January 2007, at which we offered shares of our common stock for sale at a below-market price of $8 per share, the exchangeable rate of our convertible debt was adjusted to 73.95 shares of common stock per $1,000 principal amount of the notes equal to an initial exchange rate of $13.52 per share.

Stock Based Compensation

        Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of ASC 718. We recognize these compensation costs for only those awards expected to vest over the service period of the award. Prior to the adoption of ASC 718 we recognized stock-based compensation expense in accordance with Accounting Principles Board, or APB Opinion No. 25, Accounting for Stock Issued to Employees, APB 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, regarding their interpretation of ASC 718 and the valuation of share-based payment awards for public companies. We have applied the provisions of SAB 107 in our adoption of ASC 718.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

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

        The warrants, which represent a written call option on our common shares, originally allowed for the purchase of the Company's shares at a fixed price per share of $11.70. On January 23, 2004, in preparation for the IPO, we affected a 0.519-for-1 reverse split of our common stock. Subsequent to this, we have declared cash dividends, issued common stock, paid stock compensation to our non-management directors and redeemed 936,744 warrants in 2008 at $0.23. As a result, the exercise price per share under the outstanding warrants has been adjusted to $15.60 and the total number of shares of our common stock issuable upon exercise of all warrants was adjusted to 515 as of December 31, 2009. The closing price of our common stock was $11.64 as of December 31, 2009, significantly below the warrant exercise price of $15.60.

        We can settle our warrants only through physical settlement or net share settlement and therefore the initial classification and measurement was in equity at fair value. Subsequently, the warrants have continued to be classified in equity with no changes in fair value being recorded after the initial measurement. The Company believes equity classification for its warrants continues to be appropriate and will prospectively continue to re-evaluate the appropriateness of the warrants' treatment at each balance sheet date.

Accumulated Other Comprehensive Income

        Amounts recorded in accumulated other comprehensive income as of December 31, 2009 and 2008 represent unrecognized gains or losses on our investment portfolio. Total accumulated other comprehensive gain or loss as of December 31, 2009 and 2008 is $3.5 million gain and $1.5 million loss net of income taxes, respectively.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

Discontinued Operations

        In accordance with guidance provided by ASC 360—Plant, Property and Equipment, we measure our assets in discontinued operations as held for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the discontinued operations in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the assets in discontinued operations classified as held for sale continues to be accrued. The results of operations of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of assets in the period in which the properties are discontinued and recognize any resulting gains on the sales of assets when realized. A description of the facts and circumstances leading to the expected disposal, the expected manner and timing of that disposal, and, if not separately presented on the face of the balance sheet, the carrying amounts of the major classes of assets and liabilities included as part of the disposal group is disclosed in the notes to the financial statements. We disclose in the notes to our financial statements (and on the face of the income statement) the gain or loss recognized in accordance with ASC 360 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations.

Statutory Accounting Practices

        NLASCO is required to report its results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices, or SAP. The significant differences between SAP and GAAP include: 1) NLASCO is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy as required by GAAP. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally causes a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividends from insurance companies; 2) under SAP certain assets are designated as "non admitted" and are charged directly to unassigned surplus, whereas under GAAP, such assets are included in the balance sheet net of an appropriate valuation reserve; 3) under SAP investments are carried at amortized book value and under GAAP, certain investments are carried at fair value; 4) surplus notes are classified as capital and surplus under SAP but classified as notes payable under GAAP; 5) ceded reinsurance receivables are netted against reserves under SAP, but are classified as assets under GAAP; 6) under SAP, while statutory deferred incomes taxes are provided on temporary differences between the statutory and tax basis of assets and liabilities, statutory deferred tax assets are limited based on admissibility tests and

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

allowed deferred income taxes are recorded in unassigned statutory surplus rather than the income statement; and 7) the statutory statement of cash flows follows a prescribed method included in the annual statement instructions issued by the National Association of Insurance Commissioners to present changes in amounts in balance sheet accounts which may not reflect actual cash flows from transactions or operations; whereas the cash flows presented in these financial statements are presented in accordance with GAAP.

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

        In April 2008, FASB issued revised guidance on the determination of the useful life of intangible assets, which is now a part of ASC 350, Intangibles—Goodwill and Other. The new guidance amends the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity's historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension. The revised guidance may result in the useful life of an entity's intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant's perceived value. Disclosure to provide information on an entity's intent and/or ability to renew or extend the arrangement is also required. The revised guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The adoption of the revised guidance on January 1, 2009 did not have a material effect on the Company's

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

results of operations, financial position or liquidity and did not require additional disclosures related to existing intangible assets.

        In December 2007, FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805, Business Combinations, significantly changes the financial accounting and reporting of business combination transactions. ASC 805 establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance is effective for acquisition dates on or after the beginning of an entity's first fiscal year that begins after December 15, 2008. The Company has not had any business combination transactions since the effective date; therefore, there is no impact of adopting on its current financial statements.

        In January 2009, FASB issued revised guidance for measuring and recognizing pre-acquisition contingencies in a business combination. The revised guidance, which is now part of ASC 805, Business Combinations, requires that an asset or a liability arising from a contingency in a business combination be recognized at fair value if fair value can be reasonably determined and provides guidance on how to make that determination. If the fair value of an asset or liability cannot be reasonably determined, the guidance requires that an asset or liability be recognized at the amount that would be recognized in accordance with ASC 450, Contingencies, and ASC 450, Loss Contingencies, for liabilities and an amount using a similar criteria for assets. The ASC 805 revision also amends the subsequent measurement and accounting guidance and the disclosure requirements for assets and liabilities arising from contingencies in a business combination. The guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not have any assets or liabilities arising from a contingency in a business combination; therefore, there is no impact of adopting ASC 805 on its financial statements.

        In December 2007, FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now part of ASC 810, Consolidation, significantly changes the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. The new guidance is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008, with early adoption permitted. The Company does not have any noncontrolling interests in its consolidated financial statements as of December 31, 2009; therefore, there is no impact of adopting ASC 810 on its financial statements.

        In April 2009, FASB issued new guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. It also requires disclosures of the inputs

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, for both interim and annual periods. This standard is effective for interim and annual periods ending after June 15, 2009. There was no material impact on our financial statements as a result of adopting the standard effective second quarter of 2009.

        In April 2009, FASB issued new guidance for the recognition and presentation of other-than-temporary impairments. This new guidance, which is now part of ASC 320, Investments-Debt and Equity Securities, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. According to this new guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. This standard is effective for interim periods ending after June 15, 2009. There was no material impact of adopting ASC 320 effective June 30, 2009.

        In May 2009, FASB issued new guidance on subsequent events, which is now part of ASC 855, Subsequent Events. This established standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is based on the same principles that currently exist but has included a required disclosure of the date though which the entity has evaluated subsequent events. The standard was effective for interim and annual filings ending after June 15, 2009 and has been adopted by the Company as of June 30, 2009. The required disclosures have been included in these notes to the consolidated financial statements.

        In June 2009, FASB issued new guidance on accounting standards and codification, which is now part of ASC 105, Generally Accepted Accounting Principles. This will serve as the single source of authoritative non-governmental GAAP. Accordingly, all other accounting literature not included is considered non-authoritative. There was no material impact of adopting this guidance effective September 15, 2009.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

        In June 2009, FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as ASC 860, Transfers and Servicing, requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009, and interim and annual periods thereafter. The Company does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

        In June 2009, FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as ASC 810, Consolidation, reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity's economic performance. Additional disclosures are required about a company's involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. ASC 810 is effective for interim and annual periods that begin after November 15, 2009. The Company does not expect that the adoption of ASC 810 will impact the Company's results of operations, financial position or liquidity.

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

        In order to raise $80 million to provide a source of funding for a portion of the acquisition of NLASCO, we conducted a rights offering to our stockholders. In the rights offering, all holders of HTH common stock as of the record date of December 19, 2006 received one non-transferable right to purchase 0.242 shares of common stock of the Company for each share held. The price at which the additional shares were purchased was $8.00 per share. The rights offering expired on January 23, 2007, and the company issued approximately 7.8 million shares of common stock to existing shareholders upon completion of the rights offering. In addition, Gerald J. Ford and certain affiliates controlled by him purchased approximately 1.8 million shares that they would have been entitled to in the rights offering in a separate private placement transaction. Gerald J. Ford, one of the Company's directors

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

2. NLASCO Acquisition and Associated Equity Issuances (Continued)

and the beneficial owner of approximately 16.0% of HTH's common stock as of the record date, and certain of his affiliates also backstopped the rights offering and purchased another approximately 400,000 shares that were not purchased in the rights offering by the stockholders of record on the record date, at the rights offering price per share of $8.00.

        The results of NLASCO's operations for the eleven months ended December 31, 2007 and twelve months ended December 31, 2008 and 2009 are included in these consolidated financial statements.

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

DECEMBER 31, 2009, 2008 and 2007

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

        We have prepared the following unaudited pro forma income statement information as if the NLASCO acquisition had occurred on January 1, 2007. The pro forma data is not necessarily indicative of the results that actually would have occurred if we had consummated the acquisition on January 1, 2007 (in thousands).

Twelve Months Ended December 31, 2007
Revenue	$126,642
Total expenses	(115,777)
Interest income	17,100

Income from continuing operations before income taxes and allocation to minority interest	27,965
Income tax expense from continuing operations	(13,169)

Income from continuing operations before allocation to minority interest	14,796
Minority interest	112

Income continuing operations	14,908
Discontinued operations	279,527

Net income	$294,435

Net income (loss) attributable to common stockholders	$284,122

Basic income (loss) per share attributable to common stockholders	$5.13

Diluted income(loss) per share attributable to common stockholders	$5.04

Weighted average shares	55,421

Diluted shares outstanding	56,326

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

3. Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2009 and 2008 were as follows (in thousands).

	December 31, 2009
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$23,217	$1,493	$(191)	$24,519
Commercial mortgage-backed securities	10,533	683	—	11,216
Corporate debt securities	73,988	3,645	(211)	77,422

	107,738	5,821	(402)	113,157
Equity securities	234	40	(2)	272

	107,972	5,861	(404)	113,429
Held-to-maturity securities:
Fixed maturities:
Government securities	16,539	706	(1)	17,244

	$124,511	$6,567	$(405)	$130,673

	December 31, 2008
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$31,707	$1,835	$(738)	$32,804
Commercial mortgage-backed securities	12,917	540	(37)	13,420
Corporate debt securities	71,583	868	(3,339)	69,112

	116,207	3,243	(4,114)	115,336
Equity securities	7,470	—	(644)	6,826

	123,677	3,243	(4,758)	122,162
Held-to-maturity securities:
Fixed maturities:
Government securities	16,406	1,332	—	17,738

	$140,083	$4,575	$(4,758)	$139,900

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

3. Investments (Continued)

        The following table summarizes the length of time securities with unrealized losses at December 31, 2009 have been in an unrealized loss position (in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$373	$(52)	$362	$(139)	$735	$(191)
Commercial mortgage-backed securities	—	—	—	—	—	—
Corporate debt securities	9,868	(138)	2,741	(73)	12,609	(211)

	10,241	(190)	3,103	(212)	13,344	(402)
Equity securities	—	—	151	(2)	151	(2)

	$10,241	$(190)	$3,254	$(214)	$13,495	$(404)

Fixed maturities:
Government securities	—	—	—	(1)	—	(1)

	$10,241	$(190)	$3,254	$(215)	$13,495	$(405)

        For the year ended December 31, 2009, the Company took an other-than-temporary impairment on one corporate bond and recognized a loss in earnings of $0.8 million.

        While all of the investments are monitored for potential other-than-temporary impairment, our experience indicates that they generally do not present a great risk of other-than-temporary impairment, as fair value recovers over time. Management believes that the analysis of each of these investments supports the view that these investments were not other-than-temporarily impaired. Evidence considered in this analysis includes the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend to sell these securities and it is not likely that the Company will be required to sell these securities before the recovery of the cost basis, other than specifically identified securities; and, therefore, does not believe any other-than-temporary impairments exist as of December 31, 2009.

        Upon the adoption of ASC 320, there were no adjustments to previously taken other-than-temporary impairment as a result of credit losses, as the Company determined it is more likely than not that it will sell these impaired securities before recovery of its cost basis.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

3. Investments (Continued)

        Gross realized investment gains and losses for the year ended December 31, 2009, 2008 and 2007 are summarized as follows (in thousands).

	Twelve Months Ended December 31,
	2009			2008			2007
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$503	$(1,226)	$(723)	$433	$(1,669)	$(1,236)	$199	$(347)	$(148)
Equity securities	1,032	(2)	1,030	—	(44,756)	(44,756)	3,361	(8)	3,353

	$1,535	$(1,228)	$307	$433	$(46,425)	$(45,992)	$3,560	$(355)	$3,205

        Sales of available-for-sale investment securities resulted in the following during the year ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Proceeds	$23,647	$39,829	$30,541

Gross gains	$1,535	$433	$3,560

Gross losses	$(1,228)	$(46,425)	$(355)

        Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities available-for-sale and held-to-maturity at December 31, 2009 and 2008 by contractual maturity is as follows (in thousands).

	December 31, 2009
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$3,416	$3,455
Due after one year through five years	46,945	49,623
Due after six years through ten years	38,736	40,546
Due after ten years	8,113	8,322
Mortgage-backed securities	10,528	11,211

	$107,738	$113,157

Held-to-maturity debt securities:
Due within one year	$3,364	$3,408
Due after one year through five years	7,873	8,317
Due after six years through ten years	5,302	5,519
Due after ten years	—	—

	$16,539	$17,244

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

3. Investments (Continued)

	December 31, 2008
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$6,998	$6,831
Due after one year through five years	46,584	46,647
Due after six years through ten years	38,259	37,457
Due after ten years	11,449	10,981
Mortgage-backed securities	12,917	13,420

	$116,207	$115,336

Held-to-maturity debt securities:
Due within one year	$165	$167
Due after one year through five years	10,874	11,738
Due after six years through ten years	5,367	5,833
Due after ten years	—	—

	$16,406	$17,738

        Net investment income for the year ended December 31, 2009, 2008, and 2007 is as follows (in thousands).

	Twelve Months Ended December 31,
	2009	2008	2007
Cash equivalents	$457	$19,609	$18,504
Fixed maturities	6,157	7,178	5,781
Equity securities	252	766	748

	6,866	27,553	25,033
Investment expenses	408	410	204

Net investment income	$6,458	$27,143	$24,829

        At December 31, 2009 and 2008, the Company had on deposit in custody for various State Insurance Departments investments with carrying values of approximately $16.5 million and $16.4 million, respectively.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

4. Fair Value Measurements

        The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820, Fair Value Measurements and Disclosures. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows:

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

        The capital and credit markets have been experiencing volatility and disruption for more than 24 months. If the market were to worsen, there can be no assurance that we will not experience additional losses on our investments and reductions to earnings.

        The following table presents the hierarchy used by the Company by asset and liability type to determine their value at December 31, 2009 and 2008 (in thousands).

	Twelve months ended December 31, 2009
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$790,013	$790,013	$—	$—
Available-for-sale fixed maturities	113,157	—	113,042	115
Available-for-sale equity securities	272	272	—	—

Total	$903,442	$790,285	$113,042	$115

	Twelve months ended December 31, 2008
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$749,376	$749,376	$—	$—
Available-for-sale fixed maturities	115,336	—	115,021	315
Available-for-sale equity securities	6,826	6,826	—	—

Total	$871,538	$756,202	$115,021	$315

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

4. Fair Value Measurements (Continued)

Level 1 financial assets

        The Company's Level 1 investments are limited to cash and cash equivalent balances and actively-traded equity securities. Cash and cash equivalents are carried at amortized cost, which approximates fair value. Fair value of actively traded equity securities are based on unadjusted quoted market prices.

Level 2 financial assets

        Most of the Company's fixed maturity securities are classified in Level 2, including private and corporate debt securities, federal agency and municipal bonds, non-government mortgage and asset-backed securities, and collateralized mortgage obligations. Fair values of inactively traded fixed maturity securities are based on quoted market prices of identical or similar securities or based on observable inputs, such as interest rates, using either a market or income valuation approach and are generally classified as Level 2.

Level 3 financial assets

        The Company's Level 3 fixed maturity securities include collateralized mortgage obligations. Fair values are based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Inputs used to determine fair market value include market conditions, spread, volatility, structure and cash flows.

        The following table includes a rollforward of the amounts at December 31, 2009 and 2008 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Twelve Months Ended December 31,
	2009	2008
Balance at January 1,	$315	$—
Net transfers in	1,888	1,246
Sales	(1,284)	—
Realized Gains	—	(273)
Change in unrealized losses	(804)	(658)

Balance at December 31,	115	315

        During the year ended December 31, 2009, the Company had net transfers in of $4.3 million, which were commercial mortgage-backed and corporate securities that were previously classified within Level 2 and transferred to Level 3. The Company sold two Level 3 securities for $1.3 million. Net unrealized losses relate to those financial instruments held by the Company at December 31, 2009.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

4. Fair Value Measurements (Continued)

        The following table presents the fair value and carrying value of financial instruments not measured at fair value at December 31, 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,539	$17,244	$16,406	$17,738
Financial liabilities
Notes payable	$138,350	$138,208	$138,368	$126,426

        The fair value of notes payable is determined by market value and discounted cash flows.

5. Property and Equipment

        The following summarizes property and other fixed assets as of December 31, 2009 and 2008 (in thousands).

	December 31,
	2009	2008
Other equipment	$824	$824
Software	1,771	56
Less accumulated depreciation	(750)	(530)

	$1,845	$350

6. Deferred Acquisition Costs

        Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to issuing a policy incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies The activity in deferred acquisition costs for the twelve months ended December 31, 2009 and 2008 is as follows (in thousands).

	Year Ended December 31,
	2009	2008
Beginning of period deferred acquisition cost	$15,935	$14,521
Acquisition expenses capitalized	30,164	30,883
Amortization charged to income	(30,354)	(29,469)

End of period deferred acquisition costs	$15,745	$15,935

        Amortization is included in policy acquisition and other underwriting expenses on the face of the income statement.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

7. Goodwill and Intangible Assets

        Goodwill and intangible assets for HTH represents the excess of the cost over the fair value of the assets of NLASCO. There were no impairments to goodwill for the years ended December 31 2009 and 2008. The changes in the carrying amount of goodwill and indefinite lived intangible assets for the year ended December 31, 2009 and 2008 are as follows (in thousands):

	For the year ended December 31,
	2009		2008
	Goodwill	Indefinite Lived Intangibles	Goodwill	Indefinite Lived Intangibles
Balance at beginning of period	$23,988	$3,000	$23,613	$3,000
Contingent acquisition payments	—	—	375	—

Balance at end of period	$23,988	$3,000	$23,988	$3,000

        At December 31, 2009, we determined that no impairment existed with respect to goodwill and intangible assets. The Company tests goodwill and other intangible assets having an indefinite useful life for impairment on an annual basis on December 31, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the reporting unit level, which is one level below an operating segment. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. Management determined that HTH has two reporting units, which are the Parent (the holding company) and NLASCO (the insurance company).

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

7. Goodwill and Intangible Assets (Continued)

        At December 31, 2009, we determined that the estimated fair value of our reporting units exceeded their carrying values and therefore we did not perform the second step as described above. Consequently, we determined that no impairment existed with respect to goodwill and intangible assets at December 31, 2009.

        The following table reflects the balances of our definite lived intangible assets at December 31, 2009 and 2008 (in thousands):

	For the year ended December 31,
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$6,100	$(2,524)	$6,100	$(1,727)
Agent relationships	3,600	(1,390)	3,600	(949)
Trade name	3,500	(670)	3,500	(447)
Software	1,500	(875)	1,500	(575)

Total	$14,700	$(5,459)	$14,700	$(3,698)

        Future amortization of intangible assets for the next five years is as follows (in thousands):

2010	1,643
2011	1,525
2012	1,132
2013	989
2014	872

6,161

        Amortization for the year ended December 31, 2009 was $1.8 million.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

8. Notes Payable

        The following table sets forth certain information regarding our debt in thousands:

	Year Ended December 31,
	2009	2008
Senior exchangeable notes due 2025, 7.50% per annum	$90,850	$90,850
Insurance company line of credit due October 2010, base rate less 0.5% per annum	—	18
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (4.37% at December 31, 2009)	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (4.30% at December 31, 2009)	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (4.32% at December 31, 2009)	7,500	7,500
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (3.65% at December 31, 2009)	20,000	20,000

	$138,350	$138,368

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

DECEMBER 31, 2009, 2008 and 2007

8. Notes Payable (Continued)

August 15, 2010, August 15, 2015, and August 15, 2020, or after the occurrence of certain corporate transactions involving HTH or the OP.

        In conjunction with the closing of the asset sale on July 31, 2007, certain holders of the Company's Senior Exchangeable Notes redeemed their holdings for cash resulting in a $5.75 million reduction in notes outstanding.

Insurance Company Line of Credit

        Our insurance subsidiary has a line of credit with a financial institution. The line allows for borrowings by NLASCO of up to $5.0 million and is secured by substantially all of NLASCO's assets. The line of credit bears interest equal to a base rate less 0.5% (5.0% at December 31, 2009), which is due quarterly. This line is scheduled to mature in October 2010. During the twelve months ended December 31, 2009, the principal balance on this note was reduced to zero. There was no credit balance payable as of December 31, 2009.

NLIC Notes Payable

        NLIC has two unsecured $10 million notes payable to unaffiliated companies. The notes payable bear interest at three-month LIBOR plus 4.05% and three-month LIBOR plus 4.10% (4.30% and 4.37% at December 31, 2009). Interest is due quarterly and principal is due at maturity in September 2033 and May 2033, respectively. The notes are subordinated in right of payment to all policy claims and other indebtedness of NLIC. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of NLIC exceeds $30 million.

ASIC Note Payable

        ASIC has an unsecured $7.5 million note payable to an unaffiliated company. The note payable bears interest at three-month LIBOR plus 4.05% (4.32% at December 31, 2009). Interest is due quarterly and principal is due at maturity in April 2034. The note is subordinated in right of payment to all policy claims and other indebtedness of ASIC. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of ASIC exceeds $15 million.

Insurance Company Notes Payable

        NLASCO has an unsecured $20 million note payable to an unaffiliated company which bears interest equal to the three-month LIBOR plus 3.40% (3.65% at December 31, 2009). Interest is due quarterly and the principal is due at maturity in March 2035.

        NLASCO's loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, and officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants as of December 31, 2009.

        NLASCO has entered into an indenture relating to the notes payable which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of its equity

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

8. Notes Payable (Continued)

securities and (ii) if NLASCO's ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder's notes in whole or in part at a price equal to 107.5% of the outstanding principal amount prior to March 11, 2010, or 100.0% thereafter.

Note Payable Principal Maturities

        The aggregate amount of annual principal maturities subsequent to December 31, 2009 is as follows (in thousands):

	Principal Commitments
	Fixed	Variable	Total
2010	$—	$—	$—
2014 and Thereafter	90,850	47,500	138,350

Commitments	$90,850	$47,500	$138,350

9. Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the twelve months ended December 31, 2009 and 2008 is as follows (in thousands).

	Year Ended December 31,
	2009	2008
Balance at January 1,	$34,023	$18,091
Less reinsurance recoverables	(14,613)	(2,692)

Net balance at January 1,	19,410	15,399
Incurred related to:
Current Year	71,509	80,726
Prior Period	(1,214)	(291)

Total incurred	70,295	80,435
Payments related to:
Current Year	(61,372)	(66,522)
Prior Year	(15,655)	(9,902)

Total payments	(77,027)	(76,424)
Net balance at December 31,	12,678	19,410
Plus reinsurance recoverables	21,102	14,613

Balance at December 31,	$33,780	$34,023

        The reserve for losses and loss adjustment expenses includes amounts that may be due to or from the sellers of NLASCO by January 2010 based on actual losses incurred applicable to the reserve as of the acquisition date. Prior year losses and payments include amounts back to the purchase of NLASCO

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

9. Reserve for Unpaid Losses and Loss Adjustment Expenses (Continued)

on January 31, 2007 only, as all other prior losses and payments are the responsibility of the sellers. Incurred amounts related to prior year indicate that we were redundant in incurred but not reported as of December 31, 2008, resulting in a benefit in the year ending December 31, 2009.

10. Reinsurance Activity

        NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible as NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2009, reinsurance receivables have a carrying value of approximately $22.9 million. There was no allowance for uncollectible accounts as of December 31, 2009.

        Reinsurers with a balance in excess of 5% of our outstanding receivables at December 31, 2009 are listed below (in thousands):

Balances due from Reinsurance Companies
Federal Emergency Management Agency	$5,800
Endurance Specialty Insurance Ltd	2,891
Ariel Reinsurance Company Limited	2,349
Platinum Underwriters Reinsurance, Inc.	1,864
Munich Reinsurance America, Inc	1,433
MS Frontier Reinsurance Limited	1,431
Arch Reinsurance Company	1,177

$16,945

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

10. Reinsurance Activity (Continued)

        The effect of reinsurance on premiums written and earned for the year ended December 31, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Written	Earned	Written	Earned
Premiums from direct business	$131,309	$131,451	$132,642	$132,017
Reinsurance assumed	4,898	5,061	5,352	5,936
Reinsurance ceded	(21,464)	(21,359)	(24,709)	(22,706)

Net premiums	$114,743	$115,153	$113,285	$115,247

        The effect of reinsurance on incurred losses was as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Loss and Loss Adjustment (LAE) expense incurred	$91,108	$148,398
Reinsurance recoverables	(20,813)	(67,963)

Net loss and LAE incurred	$70,295	$80,435

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

        For the year ended December 31, 2008, the Company experienced three significant catastrophes that resulted in losses in excess of retention. As of December 31, 2008, the total loss and loss adjustment expenses incurred associated with Hurricane Dolly was $6.5 million; however, since the losses exceeded retention, net exposure to the Company was $6.0 million in retention and $71,000 in reinstatement premiums. Total loss and loss adjustment expenses incurred associated with Hurricane Gustav was $3.5 million; however, since the losses exceeded retention, net exposure to the Company was $1.0 million in retention and $459,000 in reinstatement premiums. Total loss and loss adjustment expenses incurred associated with Hurricane Ike was $72.9 million; however, since the losses exceeded

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

10. Reinsurance Activity (Continued)

retention, net exposure to the Company was $6.0 million in retention and $6.4 million in reinstatement premiums.

        For the year ended December 31, 2009, the ultimate reserves for incurred but not reported losses related to Hurricane Ike increased $22.0 million, resulting in additional reinstatement premiums of $0.9 million.

11. Income Taxes

        At December 31, 2009, the Company had net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $45.3 million and $49.0 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2024. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

        In conjunction with the sale of the Company's manufactured housing business lines that closed on July 31, 2007, approximately $282.6 million of the Company's net operating loss carry forwards were utilized and $175.2 million of temporary taxable differences were recognized.

        As of December 31, 2009, we had a net deferred tax asset, net of liabilities, of $11.5 million. Our 35% statutory rate reflects a change from the 40% in 2007 due to the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes. Insurance companies are generally not taxed in most states on income taxes as they pay premium taxes in states where they generate premium revenue.

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

        GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. For the period ending December 31, 2009 we had the following uncertain tax benefit. Prior to 2009 there were no uncertain tax positions.

December 31, 2009
Balance at beginning of year	$—
Tax positions of prior years	1,167

Balance at end of year	$1,167

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

11. Income Taxes (Continued)

        We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitation expire. The following is a summary of the tax years open to examination:

  U.S. Federal—2006 through 2008
  U.S. States—2005 through 2008

        As of December 31, 2009, the Company was not under audit for Federal income taxes, whereas there are two state income tax audits in process. The Company expects no material impact on its financials as a result of these state income tax audits.

        Under special IRS rules (the "Section 382 Limitation"), cumulative stock purchases by 5% shareholders exceeding 50% during a three year period can limit a company's future use of net operating losses (NOL's). We had a Section 382 ownership change in February 2004 at the time of the IPO.

        The significant components of the provision for income taxes are as follows (in thousands):

	For the Year Ended December 31,
	2009	2008
Current tax benefit (expense)	$2,325	$26,800
Deferred tax benefit (expense)	(976)	(11,844)
Allowance	—	4,603

Income tax expense benefit (expense)	$1,349	$19,559

        The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2009	2008
Tax at statutory rate	$1,211	$14,751
Permanent differences	(1)	205
State taxes	139	—
(Increase)decrease in valuation allowance	—	4,603

Income tax benefit (expense)	$1,349	$19,559

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

11. Income Taxes (Continued)

tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2009	December 31, 2008
Deferred Tax Assets
Net operating loss carryforwards	$15,850	$16,092
Accrued liabilities and other	2,269	1,890
Loss and loss adjustment expense discounting	304	477
Securities available for sale	—	530
Unearned premiums	4,439	4,566
Investments	—	934
Loan origination costs	371	404
Rental and other property, net	36	—
AMT credit carryforward	769	787

Total gross deferred tax assets	$24,038	$25,680

Deferred Tax Liabilities
Rental and other property, net	$—	$29
Intangible assets	4,284	4,901
Goodwill	307	207
Investments	495	—
Securities available for sale	1,910	—
Deferred policy acquisition costs	5,511	5,577

Total gross deferred tax liabilities	$12,507	$10,714

Net Deferred Tax Asset	$11,531	$14,966

12. Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions

Common Stock

        In accordance with ASC 718, Compensation—Stock Compensation, total compensation expense recorded in general and administrative expenses for the years ended December 31, 2009, 2008 and 2007 related to stock-based compensation was $0.1million, $0.2 million and $1.4 million, respectively. Stock compensation expense is included as part of additional paid-in capital on the consolidated balance sheets.

        The Company issued approximately 7.8 million shares for $80.0 million in a rights offering that expired on January 23, 2007, see Note 2 for more details.

        At December 31, 2009, there were no outstanding OP Units that were owned by non-affiliated limited partners. OP Units are convertible into common stock at an initial exchange ratio of one share for each OP Unit. According to the terms of the partnership agreement, the initial exchange rate of the OP Units is adjusted for certain events, including the issuance to all holders of HTH common stock of rights entitling them to purchase HTH common stock at less than their current market price.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

12. Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions (Continued)

Accordingly, as a result of our rights offering in January 2007, in which we offered all holders of HTH common stock the right to purchase shares at $8.00 per share, the initial exchange rate of the OP Units was adjusted to approximately 1.06 shares for each OP Unit. During 2007, we issued approximately 104,000 shares of our common stock to redeem OP units.

        As of December 31, 2009, there were no outstanding restricted stock grants. In 2007, as a result of the sale of the manufactured housing business it triggered the change in control provision fully vested the remaining 7,000 shares of restricted stock. Also during 2007, 2,000 shares of restricted stock were forfeited, bringing the number of outstanding restricted stock grants to 0.

        As of December 31, 2009, the Company has outstanding warrants to certain shareholders authorizing the purchase of up to 515 shares of common stock at $15.60 per share, as adjusted for common stock issued and dividends paid. The warrants expire on July 23, 2010. To date, no warrants have been exercised.

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

        In March 2007, four senior executives of HTH were granted options to acquire a total of 25,000 shares of common stock at $11.28 per share to compensate for dilution from the rights offering. The options have a term of ten years from the date of the award. Under the terms of the grants, the options vest ratably over a three-year period with the first third of the award amount vesting on the first anniversary of the award with one-third vesting each anniversary thereafter. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of the Company. The fair values for the stock options granted during the year ended December 31, 2007 were estimated using the Black-Scholes option pricing model with an expected volatility of 30%, a risk-free interest rate of 5.1%, a dividend yield rate of zero, a six-year expected life of the options, and a forfeiture rate of ten percent. Based on calculations using the Black-Scholes option pricing model, the grant date fair value of the options granted during the quarter approximated

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

12. Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions (Continued)

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

        During 2009, 2008 and 2007, we granted 12,359, 15,282 and 9,432 common shares, respectively, to independent members of our board of directors for service rendered to the Company during the periods.

Preferred Stock

        In 2004, the Company issued 5,000,000 shares of Series A preferred stock at an initial public offering price of $25.00 per share that have no stated par value and a liquidation preference of $25.00 per share, plus all accumulated, accrued and unpaid dividends. The holders of our Series A preferred stock are entitled to receive cash dividends at a rate of 8.25% per annum on the $25.00 liquidation preference. The Series A preferred stock has no voting rights and no stated maturity. On and after February 18, 2009, we have the option to redeem our Series A preferred stock, in whole or from time to time in part, at a cash redemption price equal to $25.00 per share, plus all accumulated, accrued and unpaid dividends, if any, to and including the redemption date. Our Series A preferred stock is not convertible into or exchangeable for any of our other properties or securities.

Stockholder Rights Plan

        On July 11, 2006, we entered into a Stockholder Rights Plan (the "Rights Plan") under which one right was distributed as a dividend for each share of our common stock held by stockholders of record

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

12. Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions (Continued)

as of the close of business on July 17, 2006. The Rights Plan was adopted as a means to preserve the use of previously accumulated net operating losses. Effective with the revocation of our REIT election in March 2006, we have been taxed as a corporation for U.S. Federal income tax purposes and our net income has been subject to taxation at regular (or alternative minimum) corporate rates without the benefit of a dividends paid deduction. We have net operating losses, or NOLs from prior years that are expected to substantially offset our taxable income, if any. Therefore, the preservation of such NOLs is the key to minimizing our U.S. Federal income tax liability. U.S. Federal income tax law imposes significant limitations on the ability of a corporation to use its NOLs to offset income in circumstances where such corporation has experienced a "change in ownership." Generally, there is a change in ownership if, at any time, one or more 5% shareholders have aggregate increases in their ownership in the corporation of more than 50 percentage points looking back over the prior three year period. One of the principal reasons for adopting the Rights Plan was to preserve the use of the NOLs by dissuading investors from aggregating ownership in HTH and triggering such a change in ownership. The Rights Plan was designed to reduce the likelihood of a change in ownership by, among other things, discouraging any person or group from acquiring additional shares such that they would beneficially own 5% or more of the outstanding shares of our common stock. The Rights Plan was not adopted in response to any effort to acquire control of the Company. Under the Rights Plan, each right initially entitled stockholders to purchase a fraction of a share of preferred stock at a purchase price of $50.00, subject to adjustment as provided in the Rights Plan. Subject to the exceptions and limitations contained in the Rights Plan, the rights generally were exercisable only if a person or group acquired beneficial ownership of 5% or more of our common stock or commenced a tender or exchange offer upon consummation of which such person or group would have beneficially owned 5% or more of our common stock.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

12. Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions (Continued)

Dividends

        The following table sets forth the cash dividends declared and paid in 2009 and 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Series A Preferred Stock
2009
Date of declaration	March 16, 2009	July 6, 2009	September 15, 2009	December 10, 2009
Date of record	April 15, 2009	July 15, 2009	October 15, 2009	January 15, 2010
Date paid	April 30, 2009	July 30, 2009	October 30, 2009	January 29, 2010
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579
2008
Date of declaration	April 9, 2008	June 12, 2008	September 30, 2008	December 22, 2008
Date of record	April 15, 2008	July 15, 2008	October 15, 2008	January 15, 2009
Date paid	April 30, 2008	July 30, 2008	October 30, 2008	January 30, 2009
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579

Non-Controlling Interest

        As of December 31, 2009 and 2008, there were no non-controlling interests outstanding in the OP.

        During 2007, all 1,455,615 OP units outstanding were redeemed. During the first quarter of 2007, 44,265 units were redeemed for common stock valued at approximately $0.6 million in cash. During the third quarter of 2007, 55,621 OP Units were redeemed for common stock valued at approximately $.7 million and 1,355,729 OP Units were redeemed for $17.6 million in cash, including a premium paid of $7.7 million.

        In January 2007, all 705,688 units of our Series "C" PPUs were redeemed according to their terms for 1,628,410 shares of HTH common stock.

        We recorded an equity transfer adjustment between additional paid-in capital and the non-controlling interest in our consolidated balance sheet as of September 30, 2007 to account for changes in the respective ownership in the underlying equity of the OP.

        All retained earnings of our insurance subsidiary are unappropriated.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

13. General and Administrative Expense

        During the years ended December 31, 2009, 2008 and 2007, we incurred general and administrative expense as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Salaries and benefits	$2,269	$2,009	$4,693
Travel	46	76	145
Professional services	2,753	3,983	3,483
Management fees	1,224	1,200	—
Insurance	566	568	740
Rent	47	51	235
Other administrative expense	249	228	118

	$7,154	$8,115	$9,414

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

        In accordance with the provisions of ASC 360, Plant, Property and Equipment, all of the operating assets of the Company's manufactured home line of business have been classified as discontinued operations. In addition, we have recast the operations for these assets as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2007.

        Operations of the discontinued manufactured home line of business for the twelve months ended December 31, 2007 recorded losses of $11.1 million and gains were recorded on the sale of discontinued operations of $366.9 million for the year 2007.

        For the discontinued operations, we considered a manufactured home community to be discontinued when: (i) management commits to a plan to sell the asset, supported by a Board resolution granting approval to proceed with the sale; (ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with the guidance provided by ASC 360 we measure each of our assets held

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

14. Discontinued Operations (Continued)

for sale at the lower of its carrying amount or fair value, less cost to sell at the balance sheet date and re-cast any applicable balances and corresponding liabilities related to the asset identified in all comparable periods presented. Depreciation of the assets held for sale, if applicable, is suspended at the date of the determination of discontinuance. Interest and other expenses attributable to the liabilities of the asset classified as held for sale continues to be accrued. The results of operations and cash flows of the assets sold and those classified as held for sale are reported as discontinued operations for all periods presented. We recognize any estimated losses on the sales of assets in the period in which the properties are discontinued and recognize any resulting gains on the sales of assets when realized. We disclose the gain or loss recognized in accordance with ASC 360 and, if applicable, the amounts of revenue and pretax profit or loss reported in discontinued operations. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell assets previously classified as held for sale, the assets will be reclassified as held and used. An asset that is reclassified shall be measured at the lower of its (a) carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or (b) fair value at the date of the subsequent decision not to sell.

        The following table summarizes the income statement information for the discontinued operations noted above (in thousands):

	Year Ended December 31,
Statement of Operations	2009	2008	2007
Revenue	$—	$—	$151,626
Operating expenses	—	—	(162,750)

Loss from discontinued operations	$—	$—	$(11,124)

15. Employee Savings Plan

        We provide our employees a qualified retirement savings plan, or Plan designed to qualify under Section 401 of the Internal Revenue Code. The Plan allows our employees and employees of our subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. The Plan provides for matching contributions to be made by us to employee accounts at the rate of 100% of the first 3% of compensation and 50% of the next 2% of compensation. For the years ended December 31, 2009, 2008 and 2007, the Company match was $ 0.1 million, $0.1 million and $0.1 million.

16. Related Party Transactions

        On April 28, 2008, but effective as of January 1, 2008, Hilltop entered into a Management Services Agreement with Diamond A Administration Company LLC, or Diamond A, an affiliate of Gerald J. Ford, the current Chairman of the Board of the Company and the beneficial owner of 26.6% of Company common stock as of December 31, 2009. Effective January 1, 2010, Gerald J. Ford assumed the role of Chief Executive Officer of HTH. Pursuant to this Management Services Agreement, Diamond A provides certain management services to Hilltop and its subsidiaries, including, among

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

16. Related Party Transactions (Continued)

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

        On December 12, 2007, the Compensation Committee of our Board of Directors approved the grant of 40,000 cash-settled stock appreciation rights, or SARS to a related party consultant of the Company at an exercise price of $10.96 per share, the closing price of HTH's common stock on the New York Stock Exchange on the date of grant. Under the terms of the grant, 20% of the SARS vested on grant date, and the balance of the SARS vest ratably over a four-year period with 20% of the award amount vesting on the first anniversary of the award and 20% each anniversary thereafter. The SARS have a term of five years from the date of the award. Upon exercise, the consultant is entitled to receive in cash, the difference between the current market price and the exercise price. Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of the Company. The fair values for the SARS granted during the year ended December 31, 2007 were estimated using the Black-Scholes option pricing model with an expected volatility of 25%, a risk-free interest rate of 3.5%, a dividend yield rate of zero, a five-year expected life of the options, and a forfeiture rate of fifteen percent. Based on calculations using the Black-Scholes option pricing model, the grant date fair value of the SARS granted during the quarter approximated $2.73 per share. The expected volatility is based on the historical volatility in the price of our common stock since our IPO. The risk-free interest rate is the five-year Treasury rate, based on the term of the SARS. The dividend yield assumption is based on our history and expectation of dividend payments on common stock. The expected life of the SARS represents the period in which the stock options are expected to remain outstanding. In 2009, we negotiated a consulting agreement with the consultant whereby the SARS were cancelled and the consultant is being paid $80,000 per year instead.

        On March 8, 2007, the Company's board of directors appointed C. Clifton Robinson as a director of the Company. Mr. Robinson is the former chief executive officer of NLASCO. At the closing of the NLASCO acquisition, C. Clifton Robinson and his son, Gordon Robinson, the former vice chairman and deputy chief executive officer of NLASCO, entered into employment agreements with NLASCO. C. Clifton Robinson's employment agreement provides that he will serve as chairman of NLASCO and will be paid $100,000 per year. Gordon Robinson's employment agreement provides that he will serve as a senior advisor to NLASCO and will be paid $100,000 per year. Both employment agreements are for a one-year term with automatic one-year extensions by agreement of the parties. Both employee agreements were extended for the year ending December 31, 2009.

        As part of the NLASCO acquisition, there will be a settlement of the reserves for losses and loss adjustment expense based on the runoff of the actual NLASCO loss reserves that were in existence and recorded on the NLASCO books and records as of the transaction closing date—January 31, 2007. This settlement is to occur at a date estimated to be June 30, 2010. Depending on actual experience in disposition of these claims, additional payment would be due Mr. Robinson and related selling parties if claim settlement experience is favorable relative to the original amount reserved; or if claim

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

16. Related Party Transactions (Continued)

settlement experience is unfavorable relative to the original reserves, Mr. Robinson and related selling parties would be required to reimburse the Company for any inadequate reserve. The additional payment to Mr. Robinson and related selling parties, or refund from Mr. Robinson and related selling parties, would be 65% of the variance of actual losses versus loss reserves in existence at the transaction closing date, plus 8% interest on this balance due, accruing from the date 18 months after the transaction closing date, July 31, 2008. At December 31, 2009, the Company estimates this is currently a payable to Mr. Robinson of $3.9 million, and is reflected in our "Other Liabilities" on the consolidated Balance Sheet.

        The Company also leases office space for NLASCO and its affiliates in Waco Texas from affiliates of Mr. Robinson. There are 2 separate leases. The first lease is a month to month lease at an annual rental rate of $4,400. The second lease requires payments of $40,408 per month and expires on December 31, 2014, but does have renewal options at the discretion of the lessee.

17. Commitments and Contingencies

        At December 31, 2009 the following table shows our outstanding commitments for leases (in thousands).

	Payments Due by Period
Lease Obligations	Less than 1 year	1-3 years	Total
Total lease obligations	$528	$1,455	$1,983

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

18. Quarterly Financial Information (Unaudited)

        The following is quarterly financial information for the years ended December 31, 2009 and 2008 (in thousands except per share data):

	Quarter ended
For the quarters ended 2009:	Mar 31	Jun 30	Sep 30	Dec 31
Total revenue	$31,704	$31,287	$32,681	$33,163
Total expenses	$29,638	$44,110	$30,062	$28,486
Net income (loss)	$(1,222)	$(10,909)	$(896)	$602
Basic income (loss) per share	$(0.02)	$(0.19)	$(0.02)	$0.01
Diluted income (loss) per share	$(0.02)	$(0.19)	$(0.02)	$0.01

For the quarters ended 2008:	Mar 31	Jun 30	Sep 30	Dec 31
Total revenue	$19,229	$17,691	$29,751	$35,874
Total expenses	$29,914	$42,844	$45,581	$26,350
Net income (loss)	$(9,460)	$(19,008)	$(8,241)	$3,811
Basic income (loss) per share	$(0.17)	$(0.34)	$(0.15)	$0.07
Diluted income (loss) per share	$(0.17)	$(0.34)	$(0.15)	$0.07

        Total revenue for the quarter ended March 31, 2009 was $31.7 million as compared to $19.2 million for the quarter ended March 31, 2008. The increase is due to a net realized loss on investments of $20.2 million in the quarter ending March 31, 2008.

        Total revenue for the quarter ended June 30, 2009 was $31.2 million as compared to $17.7 million for the quarter ended June 20, 2008. The increase is due to the net realized loss on investments of $21.6 million in the second quarter of 2008 and partially offset by an increase of $4.9 million on net investment income due to proceeds received from the sale of our manufactured housing businesses and $4.5 increase in net earned premiums due to the effect of purchase accounting in 2007 not included in 2008.

        Total expenses for the quarter ended September 30, 2009 was $30.1 million as compared to $45.6 million for the quarter ended 2008. The decrease is due to several hurricanes that occurred in July and September 2008. The actual loss related to Hurricane Dolly, Ike and Gustav excluding reinstatement premium is $13.0 million.

        Net loss for the quarter ended September 30, 2009 was $0.9 million as compared to $8.2 million for the quarter ended 2008. The increase in net income is due to hurricane losses that occurred in the third quarter of 2008.

        Total revenue for the quarter ended December 31, 2009 was $33.2 million as compared to $35.8 million for the quarter ended December 31, 2008.

19. Statutory Net Income and Capital and Surplus

        The Company's insurance subsidiaries, which are domiciled in the State of Texas, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Texas Department of Insurance, which Texas recognizes for determining solvency

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

19. Statutory Net Income and Capital and Surplus (Continued)

under Texas State Insurance Law. The Commissioner of the Texas Department of Insurance has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Texas. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company's insurance subsidiaries have no such permitted statutory accounting practices.

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

        Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the year ended December 31, 2009, 2008 and 2007 (in thousands).

	Year Ended December 31,
	2009	2008	2007
National Lloyds Insurance Company
Surplus	$89,767	$84,343	$99,229
Statutory net (loss) income	$6,119	$(4,214)	$17,092
American Summit Insurance Company
Capital and surplus	$27,296	$24,135	$25,663
Statutory net income	$3,308	$1,126	$4,207

20. Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO's surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid $14.0 million in dividends to NLASCO in March 2008. At December 31, 2009, the maximum dividend that may be paid to NLASCO in 2010 without regulatory approval is approximately $12.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2009, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

20. Capital and Dividend Restrictions (Continued)

        Also, the NAIC has adopted the RBC formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2009, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

21. (Loss) Income per Share

        The following reflects the calculation of (loss) income per share on a basic and diluted basis (in thousands, except per share information):

	Year Ended December 31,
	2009	2008	2007
(Loss) Income per share from continuing operations:
(Loss) Income from continuing operations	$(2,112)	$(22,585)	$14,750
Preferred stock dividends	(10,313)	(10,313)	(10,313)

Net (loss) income from continuing operations	$(12,425)	$(32,898)	$4,437

Basic (loss) income per share from continuing operations	$(0.22)	$(0.58)	$0.08

Diluted (loss) income per share from continuing operations	$(0.22)	$(0.58)	$0.08

Income (Loss) per share from discontinued operations:
Loss from discontinued operations	$—	$—	$(11,124)
Gain on sale of discontinued operations	—	—	366,859
Income expense on discontinued operations	—	—	(77,744)
Minority interest in discontinued operations	—	—	494

Net income (loss) from discontinued operations	$—	$—	$278,485

Basic income (loss) per share from discontinued operations	$—	$—	$5.02

Diluted income (loss) per share from discontinued operations	$—	$—	$4.94

(Loss) Income per share per common stockholders:
Net (loss) income per common stockholders	$(12,425)	$(32,898)	$282,922

Basic (loss) income per share to common stockholders	$(0.22)	$(0.58)	$5.10

Diluted (loss) income per share to common stockholders	$(0.22)	$(0.58)	$5.02

Weighted average share information:
Basic shares outstanding	56,474	56,453	55,421

Diluted shares outstanding	56,474	56,453	56,326

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Stock warrants	1	1	937
Senior exchangeable Notes	6,718	6,718	6,718
Stock options	516	541	—

Total	7,235	7,260	7,655

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009, 2008 and 2007

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

23. Subsequent Events

        On February 5, 2009, we paid C. Clifton Robinson, C.C. Robinson Property Company, Ltd. and The Robinson Charitable Remainder Unitrust, or the Robinsons, an aggregate of $4.3 million. This payment was made pursuant to the post-closing reserve adjustment provisions set forth in the Stock Purchase Agreement, dated as of October 6, 2006, by and among the Robinsons and us. The reserve provisions set forth the mechanics of settling reserve amounts for claims that occurred prior to our purchase of NLASCO, Inc., but were resolved subsequently. A small number of claims remain unresolved. Accordingly, we are in the process of negotiating an amendment to the Stock Purchase Agreement to provide for an extension of time to allow for the resolution of all remaining claims for which reserves were established prior to our purchase.

        We also are currently in the process of negotiating an amendment to the Management Services Agreement with Diamond A Administration Company, LLC to extend the term of that agreement and to provide for additional matters.

Schedule I—Schedule of Investments—Other than Investments in Related Parties

(in thousands)

	December 31, 2009
Type of Investment	Cost	Market Value	Balance Sheet
Fixed maturities:
Bonds:
Unites States Government and government agencies and authorities	$19,030	$19,905	$19,201
States, municipalities and political subdivisions	38,317	40,432	40,432
All other	66,931	70,064	70,063

Total fixed maturities	$124,278	$130,401	$129,696
Equity securities:
Industrial, miscellaneous, and all other	$81	$121	$121
Preferred Stock	152	151	151

Total equity securities	233	272	272

Total investments	$124,511	$130,673	$129,968

Schedule IV—Reinsurance

(in thousands)

Premiums	For the Year Ended December 31, 2009
Gross premiums	$131,451
Ceded to other companies	(21,359)
Assumed from other companies	5,061

Net Premiums	$115,153

Percentage of amount assumed to net	4.40%

Premiums	For the Year Ended December 31, 2008
Gross premiums	$132,017
Ceded to other companies	(22,706)
Assumed from other companies	5,936

Net Premiums	$115,247

Percentage of amount assumed to net	5.15%