Form 10-Q
period 2010-03-31
Hilltop Holdings Inc.
filed 2010-05-03
CIK 1265131

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

        The number of shares of the Registrant's common stock outstanding at May 3, 2010 was 56,491,573.

HILLTOP HOLDINGS INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

(in thousands, except share and per share data)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $116,204 and $107,738, respectively)	$122,466	$113,157
Held-to-maturity securities, at amortized cost (fair value of $17,301 and $17,244, respectively)	16,559	16,539
Equity securities
Available for sale securities, at fair value (cost of $233 and $234, respectively)	301	272

Total investments	139,326	129,968
Cash and cash equivalents	778,244	790,013
Accrued interest and dividends	1,471	1,494
Premiums receivable	21,735	20,955
Deferred acquisition costs	16,073	15,745
Reinsurance recoverable, net of uncollectible amounts	22,933	21,769
Prepaid reinsurance premiums	4,535	4,728
Income taxes receivable	1,158	2,187
Deferred income taxes	9,606	11,531
Goodwill	23,988	23,988
Intangible assets, definite life	8,823	9,241
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	1,891	1,845
Loan origination costs, net	3,019	3,068
Other assets	1,963	1,220

Total Assets	$1,037,765	$1,040,752

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009 (Continued)

(in thousands, except share and per share data)

(unaudited)

	March 31, 2010	December 31, 2009
Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$36,309	$33,780
Unearned premiums	69,428	68,145
Reinsurance payable	2,044	1,100
Accounts payable and accrued expenses	4,914	8,381
Notes payable	138,350	138,350
Dividends payable	1,719	1,719
Other liabilities	2,698	5,500

Total liabilities	255,462	256,975

Stockholders' Equity
Preferred stock, no par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2010 and December 31, 2009; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 56,488,488 and 56,485,405 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	565	565
Additional paid-in capital	917,942	917,896
Accumulated other comprehensive income	4,114	3,547
Accumulated deficit	(259,426)	(257,339)

Total stockholders' equity	782,303	783,777

Total liabilities and stockholders' equity	$1,037,765	$1,040,752

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Net premiums earned	$28,131	$28,386
Net investment income	1,635	1,761
Other income	1,780	1,464
Net realized gains on investments
Other realized investment gains, net	109	93

Total realized investment gains, net	109	93

Total revenue	31,655	31,704

Expenses:
Loss and loss adjustment expenses	15,300	13,776
Policy acquisition and other underwriting expenses	11,124	11,305
General and administrative expenses	1,830	1,569
Depreciation and amortization	463	508
Interest expense	2,182	2,480

Total expenses	30,899	29,638

Income before income tax expense	756	2,066
Income tax expense	(265)	(710)

Net income	491	1,356
Preferred stock dividend	(2,578)	(2,578)

Net loss attributable to common stockholders	$(2,087)	$(1,222)

Loss per share attributable to common stockholders
Basic loss per share	$(0.04)	$(0.02)

Diluted loss per share	$(0.04)	$(0.02)

Weighted average share information
Basic shares outstanding	56,488	56,459

Diluted shares outstanding	56,488	56,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands)

(unaudited)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2010	5,000	$119,108	56,485	$565	$917,896	$3,547	$(257,339)	$783,777

Net income							491	491
Preferred stock dividends declared							(2,578)	(2,578)
Other comprehensive income, net of tax						567		567

Total comprehensive loss								(1,520)
Common stock issued to board members			3		35			35
Stock compensation expense					11			11

Balance, March 31, 2010	5,000	$119,108	56,488	$565	$917,942	$4,114	$(259,426)	$782,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flow from operating activities:
Net income	$491	$1,356
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	463	508
Deferred income taxes	1,620	681
Increase in unearned premiums	1,283	169
Increase in deferred acquisition costs	(328)	(46)
Realized gains on investments	(109)	(93)
Amortization of loan origination costs	49	49
Stock grant compensation expense	46	60
(Decrease) increase in payable to related party	(3,870)	50
Decrease in income taxes receivable	1,029	10,399
Changes in operating assets and liabilities	(1,377)	(2,472)

Net cash (used in) provided by operating activities	$(703)	$10,661

Cash flow from investing activities:
Purchases of fixed assets	(91)	(285)
Restricted cash	—	18,500
Purchases of available-for-sale securities	(12,669)	(60)
Purchases of held-to-maturity securities	(1,606)	(205)
Proceeds from sales of available-for-sale securities	1,724	7,367
Proceeds from maturities of available-for-sale securities	2,554	2,853
Proceeds from maturities of held-to-maturity securities	1,600	67

Net cash (used in) provided by investing activities	$(8,488)	$28,237

Cash flow from financing activities:
Payment of preferred dividends	(2,578)	(2,578)

Net cash used in financing activities	$(2,578)	$(2,578)

Net (decrease) increase in cash and cash equivalents	(11,769)	36,320
Cash and cash equivalents, beginning of period	790,013	749,376

Cash and cash equivalents, end of period	$778,244	$785,696

Supplemental cash flow information:
Cash paid for interest	$3,892	$4,096

Cash paid for income taxes	$—	$—

Dividends declared but unpaid	$1,719	$1,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

        Hilltop Holdings Inc. is a holding company that is endeavoring to make opportunistic acquisitions. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. We also conduct operations in the property and casualty insurance industry through our insurance subsidiaries, National Lloyds Insurance Company and American Summit Insurance Company. National Lloyds Insurance Company commenced business in 1949 and currently operates in 15 states, with its largest market being the State of Texas. National Lloyds Insurance Company carries a financial strength rating of "A" (Excellent) by A.M. Best. American Summit Insurance Company was formed in 1955 and currently operates in 12 states, its largest market being the State of Arizona. American Summit Insurance Company carries a financial strength rating of "A" (Excellent) by A.M. Best as of April 2010. Both of these insurance companies are regulated by the Texas Department of Insurance.

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

        In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended March 31, 2010 are not indicative of the results that may be expected for the year ended December 31, 2010. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

MARCH 31, 2010

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

        In June 2009, FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as ASC 860, Transfers and Servicing, requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The Company has had no transfer of financial assets; therefore, there is no impact of adopting ASC 860 as of January 1, 2010 on its financial statements.

        In June 2009, FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as ASC 810, Consolidation, reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity's economic performance. Additional disclosures are required about a company's involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The Company currently has no interest in a variable interest entity; therefore, there is no impact of adopting ASC 810 as of January 1, 2010 on its financial statements.

        In January 2010, FASB issued new guidance on additional disclosures to fair market values. The new guidance which was issued as ASU 2010-06 and amends ASC 820, Fair Value Measurements and Disclosures. ASU 2010-06 requires more robust disclosures and the different classes of assets and liabilities measured at fair value, the valuation technique and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. The effective date of this ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for the annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The Company made the required disclosures as required by this ASU within this form 10Q; and, there is no impact of adoption of this ASU as of January 1, 2010 on its financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

2. Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2010 and December 31, 2009 were as follows (in thousands).

	March 31, 2010
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$19,962	$1,485	$—	$21,447
Mortgage-backed securities	12,671	834	(104)	13,401
Corporate debt securities	83,571	4,179	(132)	87,618

	116,204	6,498	(236)	122,466
Equity securities	233	68	—	301

	116,437	6,566	(236)	122,767
Held-to-maturity securities:
Fixed maturities:
Government securities	16,559	751	(9)	17,301

	$132,996	$7,317	$(245)	$140,068

	December 31, 2009
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$23,217	$1,493	$(191)	$24,519
Mortgage-backed securities	10,533	683	—	11,216
Corporate debt securities	73,988	3,645	(211)	77,422

	107,738	5,821	(402)	113,157
Equity securities	234	40	(2)	272

	107,972	5,861	(404)	113,429
Held-to-maturity securities:
Fixed maturities:
Government securities	16,539	706	(1)	17,244

	$124,511	$6,567	$(405)	$130,673

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

2. Investments (Continued)

        The following tables summarize the length of time securities with unrealized losses at March 31, 2010 and December 31, 2009 have been in an unrealized loss position (in thousands).

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$175	$(32)	$430	$(72)	$605	$(104)
Corporate debt securities	15,774	(94)	1,818	(38)	17,592	(132)

	15,949	(126)	2,248	(110)	18,197	(236)
Equity securities	—	—	—	—	—	—

	15,949	(126)	$2,248	$(110)	$18,197	$(236)

Held-to-maturity securities:
Fixed maturities:
Government securities	1,598	(9)	—	—	1,598	(9)

	$17,547	$(135)	$2,248	$(110)	$19,795	$(245)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$373	$(52)	$362	$(139)	$735	$(191)
Corporate debt securities	9,868	(138)	2,741	(73)	12,609	(211)

	10,241	(190)	3,103	(212)	13,344	(402)
Equity securities	—	—	151	(2)	151	(2)

	$10,241	$(190)	$3,254	$(214)	$13,495	$(404)

Fixed maturities:
Government securities	—	—	—	(1)	—	(1)

	$10,241	$(190)	$3,254	$(215)	$13,495	$(405)

        For the quarter ended March 31, 2010, the Company did not record any other-than-temporary impairments. While all of these investments are monitored for potential other-than-temporary impairment, our experience indicated that they generally do not present a great risk of

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

2. Investments (Continued)

other-than-temporary impairment, as fair value recovers over time. Management believes that the analysis of each of these investments support the view that these investments were not other-than-temporarily impaired. Evidence considered in this analysis includes the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend to sell these securities and it is not likely that the Company will be required to sell these securities before the recovery of the cost basis; and, therefore, does not believe any other-than-temporary impairments exist as of March 31, 2010.

        Gross realized investment gains and losses for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands).

	Three Months Ended March 31,
	2010			2009
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$144	$(35)	$109	$168	$(75)	$93

	$144	$(35)	$109	$168	$(75)	$93

        Sales of available-for-sale investment securities resulted in the following during the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Proceeds	$1,724	$7,367

Gross gains	$144	$168

Gross losses	$(35)	$(75)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

2. Investments (Continued)

        Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities of available-for-sale and held-to-maturity securities at March 31, 2010 and December 31, 2009, by contractual maturity are as follows (in thousands).

	March 31, 2010
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$6,203	$6,377
Due after one year through five years	49,344	52,104
Due after six years through ten years	43,002	45,215
Due after ten years	7,598	7,990
Mortgage-backed securities	10,057	10,780

	$116,204	$122,466

Held-to-maturity debt securities:
Due within one year	$1,758	$1,785
Due after one year through five years	9,499	9,975
Due after six years through ten years	5,302	5,541

	$16,559	$17,301

	December 31, 2009
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$3,416	$3,455
Due after one year through five years	46,945	49,623
Due after six years through ten years	38,736	40,546
Due after ten years	8,113	8,322
Mortgage-backed securities	10,528	11,211

	$107,738	$113,157

Held-to-maturity debt securities:
Due within one year	$3,364	$3,408
Due after one year through five years	7,873	8,317
Due after six years through ten years	5,302	5,519

	$16,539	$17,244

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

2. Investments (Continued)

        Net investment income for the three months ended March 31, 2010 and 2009 is as follows (in thousands).

	Three Months Ended March 31,
	2010	2009	Change
Cash equivalents	$209	$210	$(1)
Fixed maturities	1,541	1,564	(23)
Equity securities	3	69	(66)

	1,753	1,843	(90)
Investment expense	(118)	(82)	(36)

Net investment income	$1,635	$1,761	$(126)

        At March 31, 2010, the Company had on deposit in custody for various State Insurance Departments investments with carrying values totaling $16.6 million.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

3. Fair Value Measurements (Continued)

        The following table presents the hierarchy used by the Company by asset and liability type to determine their fair value at March 31, 2010 and December 31, 2009 (in thousands).

	As of March 31, 2010
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$778,244	$778,244	$—	$—
Fixed maturities
Government securities	21,447		21,447
Mortgage-backed securities	13,401		13,299	102
Corporate debt securities	87,618		87,618
Equity securities
Common stock	148	148
Non-redeemable preferred stock	153	153

Total	$901,011	$778,545	$122,364	$102

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$790,013	$790,013	$—	$—
Fixed maturities
Government securities	24,404		24,404
Mortgage-backed securities	11,332		11,217	115
Corporate debt securities	77,421		77,421
Equity securities
Common stock	121	121
Non-redeemable preferred stock	151	151

Total	$903,442	$790,285	$113,042	$115

Level 1 financial assets

        The Company's Level 1 investments include cash and cash equivalent balances and actively-traded equity securities. Cash and cash equivalents are carried at amortized cost, which approximates fair value. Fair value of actively traded debt and equity securities are based on unadjusted quoted market prices. The Company receives the quoted market prices from a third party, nationally recognized pricing service.

Level 2 financial assets

        When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly used for its fixed maturity investments, which include private and corporate debt securities, federal agency and municipal bonds, and non-government mortgage and

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

3. Fair Value Measurements (Continued)

asset-backed securities. The observable inputs utilized by the pricing service include interest rates, using either a market or income valuation approach to determine fair market value. The extent of the use of each market input depends on the asset class and the market conditions; and, for some securities, additional inputs may be necessary.

Level 3 financial assets

        The Company's Level 3 fixed maturity securities include collateralized mortgage obligations. Fair values are based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. Inputs used to determine fair market value include market conditions, spread, volatility, structure and cash flows. The extent of the use of each market input depends on the asset class and the market conditions; and, for some securities, additional inputs may be necessary.

        The following table includes a rollforward of the amounts at March 31, 2010 for financial instruments classified within Level 3. The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended March 31,
	2010	2009
Balance at January 1,	$115	$315
Net transfers in	—	2,506
Purchases	—	—
Sales	—	—
Realized losses	—	—
Change in unrealized losses	(13)	(585)

Balance at March 31,	$102	$2,236

        All net unrealized losses in the table above are reflected in the accompanying financial statements. Net unrealized losses relate to those financial instruments held by the Company at March 31, 2010. The Company held three securities in level 2 as of March 31, 2010, which were categorized as level 3 as of March 31, 2009. The change in classification was due to the availability of quoted market prices for identical and similar securities. The Company had no transfers between Levels 1 and 2 for the quarter ended March 31, 2010.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

3. Fair Value Measurements (Continued)

        The following table presents the carrying value and fair value of assets and liabilities where they differ in value at March 31, 2010 (in thousands):

	March 31, 2010
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,559	$17,301
Financial liabilities
Notes payable	$138,350	$139,634

	December 31, 2009
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,539	$17,244
Financial liabilities
Notes payable	$138,350	$138,208

4. Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the three months ended March 31, 2010 and 2009 is as follows (in thousands).

	Three Months Ended March 31,
	2010	2009
Balance at January 1	$33,780	$34,023
Less reinsurance recoverables	(21,102)	(14,613)

Net balance at January 1	12,678	19,410
Incurred related to:
Current Year	14,548	14,862
Prior Year	752	(1,086)

Total incurred	15,300	13,776
Payments related to:
Current Year	(9,399)	(5,999)
Prior Year	(4,702)	(7,906)

Total payments	(14,101)	(13,905)
Net balance at March 31	13,877	19,281
Plus reinsurance recoverables	22,432	13,797

Balance at March 31	$36,309	$33,078

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

4. Reserve for Unpaid Losses and Loss Adjustment Expenses (Continued)

        The reserve for losses and loss adjustment expenses includes amounts that may be due to the sellers of NLASCO by January 2011 based on actual losses incurred applicable to the reserve as of the acquisition date. Prior year losses and payments include amounts back to the purchase of NLASCO on January 31, 2007 only, as all other prior losses and payments are the responsibility of the sellers. Incurred amounts related to prior years indicate that we were slightly deficient in incurred but not reported as of December 31, 2009, resulting in an expense in the quarter ending March 31, 2010. The deficiency is a result of development on 2009 accident year losses on homeowners, fire and allied claims.

5. Reinsurance Activity

        NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and loss adjustment expenses and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2010, we had reinsurance recoverables with no allowance of approximately $22.9 million.

        The effect of reinsurance on premiums written and earned for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31, 2010		March 31, 2009
	Written	Earned	Written	Earned
Premiums from direct business	$32,412	$32,355	$31,471	$32,410
Reinsurance assumed	1,233	1,214	1,187	1,285
Reinsurance ceded	(4,037)	(5,438)	(3,969)	(5,309)

Net premiums	$29,608	$28,131	$28,689	$28,386

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

5. Reinsurance Activity (Continued)

        The effect of reinsurance incurred losses was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Loss and loss adjustment expense (LAE) incurred	$17,836	$16,807
Reinsurance recoverables	(2,536)	(3,031)

Net loss and LAE incurred	$15,300	$13,776

Multi-line excess of loss coverage

        For all lines of business, retention on any one risk for 2010 is $200,000.

Catastrophic coverage

        NLASCO has five levels of catastrophic excess of loss reinsurance providing for coverage up to $170 million through June 30, 2010 above $1.0 million in retention for ASIC and $6.0 million for NLIC. Total retention for any one catastrophe that affects both NLIC and ASIC is limited to $6 million in the aggregate. NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage will lapse after the second or third event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year. During 2010, the five layers can be reinstated once for 100% of the original premium.

6. Income Taxes

        The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Current tax expense	$(16)	$(30)
Deferred tax expense	(249)	(680)

Income tax expense	$(265)	$(710)

        The decrease in income tax expense is a direct result of the decreased income from operations as the effective tax rate remained substantially unchanged.

7. Statutory Net Income and Capital and Surplus

        The Company's insurance subsidiaries, which are domiciled in the State of Texas, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Texas Department of Insurance, which Texas recognizes for determining solvency

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

7. Statutory Net Income and Capital and Surplus (Continued)

under Texas State Insurance Law. The Commissioner of the Texas Department of Insurance has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Texas. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company's insurance subsidiaries have no such permitted statutory accounting practices.

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

        Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the three months ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended March 31,
	2010	2009
National Lloyds Insurance Company
Capital and surplus	$89,389	$87,265
Statutory net income	$2,909	$2,720
American Summit Insurance Company
Capital and surplus	$23,958	$25,086
Statutory net income	$(341)	$900

8. Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO's surplus, as shown by its last statement on file with the Commissioner, or 100% of net income for such period. The subsidiaries paid $6.0 million in dividends to NLASCO in March 2010. At March 31, 2010, the maximum additional dividends that may be paid to NLASCO in 2010 without regulatory approval is approximately $6.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2010, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

8. Capital and Dividend Restrictions (Continued)

        Also, the NAIC has adopted the risk based calculation ("RBC") formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk (RBC ratio), interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2010, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

9. Equity and Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis (in thousands, except per share information).

	Three Months Ended March 31,
	2010	2009
Loss per share from operations
Income from operations	$491	$1,356
Preferred stock dividends	(2,578)	(2,578)

Loss attributable to common stockholders	$(2,087)	$(1,222)

Basic loss per share from operations	$(0.04)	$(0.02)

Diluted loss per share from operations	$(0.04)	$(0.02)

Loss per share available to common stockholders:
Loss available to common stockholders	$(2,087)	$(1,222)

Basic loss per share available to common stockholders	$(0.04)	$(0.02)

Diluted loss per share available to common stockholders	$(0.04)	$(0.02)

Weighted average share information:
Basic shares outstanding	56,488	56,459

Diluted shares outstanding	56,488	56,459

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Stock warrants	1	1
Senior exchangeable Notes	6,718	6,718
Stock options	100	541

Total	6,819	7,260

        On March 17, 2010, the board of directors declared a quarterly cash dividend of $0.515625 per share on the Company's Series A Cumulative Redeemable Preferred Stock. The dividend was paid on

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(unaudited)

9. Equity and Loss per share (Continued)

April 30, 2010 to shareholders of record on April 15, 2010. The Board reviews the payment of dividends on a quarterly basis.

10. Commitments and Contingencies

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

11. Subsequent Events

        Consistent with GAAP for subsequent events, Hilltop Holdings Inc. has evaluated subsequent events through the date of filing its report on Form 10-Q for the quarter ended March 31, 2010 with the SEC, and has no material subsequent events to report.

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

        For a further discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 11, 2010. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and those risk factors, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to, or effects on, us and our business or operations. Forward-looking statements made in this report speak as of the date of this report or as of the date specifically referenced in any such statement set forth in this report. We undertake no obligation to update or revise any forward-looking statements in this report.

GENERAL STRUCTURE OF THE COMPANY

        We are a holding company that is endeavoring to make opportunistic acquisitions or a business combination. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. At March 31, 2010, Hilltop and its operating partnership, Affordable Residential Communities LP, had approximately $733 million of available cash and cash equivalents that could be used for this purpose. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

        Hilltop indirectly owns all of the outstanding shares of NLASCO, Inc., or NLASCO. NLASCO, in turn, owns National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC, both of which are licensed property and casualty insurers operating in multiple states. In addition, NLASCO also owns the NALICO General Agency that operates in Texas. NLIC commenced business in 1949 and currently operates in 15 states with its largest market being the State of Texas. NLIC carries a financial strength rating of "A" (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 12 states, its largest market being the State of Arizona. ASIC carries a financial strength rating of "A" (Excellent) by A.M. Best as of April 2010. Both of these companies are regulated by the Texas Department of Insurance.

        Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol "HTH". Our Series A Cumulative Redeemable Preferred Stock is listed on the NYSE under the symbol "HTHPRA".

OVERVIEW OF RESULTS

        For the three months ended March 31, 2010, net loss attributable to common stockholders was $2.1 million, or $0.04 per share, as compared to a net loss of $1.2 million, or $0.02 per share, for the same period in 2009. Income from operations accounted for $0.5 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively, before the preferred dividend of $2.6 million. Net income from operations decreased by $0.9 million for the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to the increase in loss and loss adjustment expense of $1.5 million. This was partially offset by higher other income of $0.3 million and lower interest expense of $0.3 million.

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

        Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned NLIC and ASIC a financial strength rating of "A" (Excellent). An "A" rating is the third highest of 16 rating categories used by A.M. Best. In evaluating a company's financial and operating performance, A.M. Best reviews a company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and loss adjustment expenses, or LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best's expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

        Revenue.    Revenue for the three months ended March 31, 2010 and 2009 was $31.7 million. Net premiums earned were $28.1 million for the first quarter in 2010, as compared to $28.4 million for the same period in 2009. Net investment income was $1.6 million for the first quarter of 2010, as compared to $1.8 million for the same period in 2009, primarily due to higher yields on cash balances in 2009. We had a net realized gain on investments of $0.1 million in the first quarter of 2010 and 2009. Other income was $1.8 million for the first quarter in 2010, as compared to $1.5 million for the first quarter in 2009, due to an increase in service fees from policies that include wind coverage in hurricane prone areas.

        Underwriting Results.    The following table shows the components of the Company's underwriting gain for the three months ended March 31, 2010 and 2009. The Company's underwriting gain consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Three Months Ended March 31,
	2010	2009	Change	% Change
Direct premiums written	$32,412	$31,471	$941	3.0%

Net premiums written	$29,608	$28,689	$919	3.2%

Net premiums earned	$28,131	$28,386	$(255)	-0.9%
Loss and LAE	15,300	13,776	1,524	11.1%
Policy acquisition and other underwriting expenses	11,124	11,305	(181)	-1.6%

Underwriting gain	$1,707	$3,305	$(1,598)	-48.4%

Agency Expenses	$(524)	$(520)	$(4)	-0.8%

Loss and LAE ratio	54.4%	48.5%	5.9%
Policy acquisition and other underwriting expense less agency expense ratio	37.7%	38.0%	-0.3%
Combined ratio	92.1%	86.5%	5.6%

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

        Direct premiums written by major product line for the three months ended March 31, 2010 and 2009, are presented in the table below (in thousands):

	Three Months Ended March 31,
	2010	2009	Change	% Change
Direct Premiums Written:
Homeowners	$13,313	$12,709	$604	4.8%
Fire	11,412	11,651	(239)	-2.1%
Mobile Home	6,065	5,576	489	8.8%
Commercial	1,580	1,465	115	7.8%
Other	42	70	(28)	-40.0%

	$32,412	$31,471	$941	3.0%

        Total direct premiums written increased for the three months ended March 31, 2010 for all insurance products except fire and other due to the development of additional insurance products, new agency relationships and overall improvement of the economy.

        Net premiums written by major product line for the three months ended March 31, 2010 and 2009, are presented in the table below (in thousands):

	Three Months Ended March 31,
	2010	2009	Change	% Change
Net Premiums Written
Homeowners	$12,159	$11,585	$574	5.0%
Fire	10,425	10,621	(196)	-1.8%
Mobile Home	5,541	5,083	458	9.0%
Commercial	1,444	1,336	108	8.1%
Other	39	64	(25)	-39.1%

	$29,608	$28,689	$919	3.2%

        Total net premiums written increased for the three months ended March 31, 2010 for all insurance products, except for fire and other, due to the direct result of higher volume of direct written premiums and a minimal decrease in catastrophe reinsurance costs.

        Net premiums earned by major product line for the three months ended March 31, 2010 and 2009, are presented in the table below (in thousands):

	Three Months Ended March 31,
	2010	2009	Change	% Change
Net Premiums Earned:
Homeowners	$11,553	$11,463	$90	0.8%
Fire	9,905	10,509	(604)	-5.7%
Mobile Home	5,264	5,029	235	4.7%
Commercial	1,372	1,322	50	3.8%
Other	37	63	(26)	-41.3%

	$28,131	$28,386	$(255)	-0.9%

        Net premiums earned for the three months ended March 31, 2010 were down $0.2 million, as compared to 2009. The decrease in earned premium is primarily due to the direct result of lower volume of direct written premiums in 2009 and earned in 2010.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009	Change	% Change
Amortization of deferred policy acquisition costs	$7,562	$7,552	$10	0.1%
Other underwriting expenses	3,562	3,753	(191)	-5.1%

Total policy acquisition and other underwriting expenses	11,124	11,305	(181)	-1.6%
Agency expenses	(524)	(520)	(4)	0.8%

Total policy acquisition and other underwriting expenses less agency expenses	$10,600	$10,785	$(185)	-1.7%

Net premiums earned	$28,131	$28,386	$(255)	-0.9%

Expense ratio	37.7%	38.0%	-0.3%

        Total policy acquisition and other underwriting expenses as of March 31, 2010 were $11.1 million as compared to $11.3 million for the same period in 2009. Other underwriting expenses decreased $0.2 million in the first quarter of 2010, which is a direct result of the decrease in net premiums earned during the same period.

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE for the three months ended March 31, 2010 was $15.3 million as compared to $13.8 million for the same period in 2009. The increase of $1.5 million in the first three months of 2010 was due to higher wind and hail losses.

        The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the three months ended March 31, 2010 and 2009 was 54.4% and 48.5%, respectively.

        General and Administrative Expense.    General and administrative expense for the three months ended March 31, 2010 was $1.8 million, as compared to $1.6 million for the three months ended March 31, 2009, an increase of $0.2 million, or 12.5%. This increase was due to higher due diligence costs for potential acquisitions.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended March 31, 2010 was $463 thousand, as compared to $508 thousand for the three months ended March 31, 2009, a decrease of $45 thousand.

        Interest Expense.    Interest expense for the three months ended March 31, 2010 was $2.2 million, as compared to $2.5 million for the three months ended March 31, 2009, a decrease of $0.3 million, or 12%. The decrease in interest expense is due to lower rates on our variable rate debt.

        Income Taxes.    The Company had a $0.3 million income tax expense for the three months ended March 31, 2010, compared to $0.7 million expense for the same period in 2009. The expense in 2010 is primarily due to the tax expense related to the income from the insurance operations of $4.1 million. The expense in 2009 is primarily due to the tax expense related to the income from the insurance operations of $5.5 million. The decrease is a direct result of the decreased income from operations as the effective tax rate remained substantially unchanged.

        Preferred Stock Dividend.    On March 17, 2010, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2010, amounting to $2.6 million. For the quarter ended March 31, 2009, the dividend declared also was $0.5156 per share, or $2.6 million.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $2.1 million for the three months ended March 31, 2010, as compared to net loss of $1.2 million for the three months ended March 31, 2009. The principal reason for the increase in loss in the first quarter of 2010 is higher wind and hail losses.

LIQUIDITY AND CAPITAL RESOURCES

General

        Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1,038 million at March 31, 2010. At March 31, 2010, the Company had invested approximately $733 million in overnight deposits at JP Morgan Chase, Bank of America, and Wells Fargo. These investments are in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company does not believe that it is exposed to any significant credit risk on cash based on the size and financial strength of the financial institutions in which the funds are held.

        Hilltop is seeking to make opportunistic acquisitions with its available cash and, if necessary or appropriate, from additional equity or debt financing sources.

        At March 31, 2010, we had approximately $778.2 million of cash and cash equivalents and $139.3 million of investments, as compared to $790.0 million of cash and cash equivalents and $130.0 million of investments as of December 31, 2009.

        As of March 31, 2010, our short-term liquidity needs included (a) funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), (b) funds to pay our insurance claims and (c) funds to service our debt.

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

        Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner and Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, or 100% of net income for such period. NLIC and ASIC paid dividends totaling $6.0 million to NLASCO in March 2010. At March 31, 2010, the maximum additional dividends that may be paid to NLASCO in 2010 without regulatory approval is approximately $6.3 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2010, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or "RBC", requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2010, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

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

        Our primary investment objective is to preserve capital. Our strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constitute $917.3 million, or 99.9%, of our investments at March 31, 2010. Although there is no intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

        Our investment committee meets regularly to review the portfolio performance and investment markets in general. Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        Cash used in operations was $0.7 million for the three months ended March 31, 2010, primarily due to net income of $0.5 million, decrease in payable to related party of $2.5 million net of tax and decrease in income taxes receivable of $1.0 million. Cash provided by operations was $10.7 million for the three months ended March 31, 2009, primarily due to receipt of an income tax refund of $10.3 million.

        Cash used in investing activities was $8.5 million in the three months ended March 31, 2010, compared with cash provided by investing activities of $28.2 million in the same period in 2009. The cash used in investing activities for the three months ended March 31, 2010 is primarily due to the purchase of available-for-sale securities of $12.7 million to increase our investment yield. The cash provided by investing activities for the three months ended March 31, 2009 is primarily due to the repayment of the third party loan for which we provided guaranty and had designated $18.5 million of restricted cash.

        Cash used in financing activities was $2.6 million for the three months ended March 31, 2010 and 2009, which for both periods reflects the payment of preferred dividends.

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

Inflation

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2010 and 2009. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves (in thousands)
2010	$15,867
2011	9,803
2012	5,228
2013	3,486
2014	1,743
Thereafter	182

$36,309

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2010, we had no derivative financial instruments.

        As of March 31, 2010, our total debt outstanding was approximately $138.4 million, comprised of approximately $90.9 million, or 65.7%, of indebtedness subject to fixed interest rates and approximately $47.5 million, or 34.3% of our total consolidated debt, subject to variable interest rates.

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

        The fair value of debt outstanding as of March 31, 2010 was approximately $139.6 million.

        The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2010 (in thousands).

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

HILLTOP HOLDINGS INC.
Date: May 3, 2010	By:	/s/ DARREN PARMENTER Darren Parmenter Senior Vice President and Chief Accounting Officer (Principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer of Hilltop Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer of Hilltop Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.