Form 10-Q
period 2010-06-30
Hilltop Holdings Inc.
filed 2010-08-05
CIK 1265131

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

        The number of shares of the Registrant's common stock outstanding at August 4, 2010 was 56,494,046.

HILLTOP HOLDINGS INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

(in thousands, except share and per share data)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $122,294 and $107,738, respectively)	$130,866	$113,157
Held-to-maturity securities, at amortized cost (fair value of $17,583 and $17,244, respectively)	16,574	16,539
Equity securities
Available for sale securities, at fair value (cost of $233 and $234, respectively)	290	272

Total investments	147,730	129,968
Cash and cash equivalents	779,552	790,013
Accrued interest and dividends	1,592	1,494
Premiums receivable	23,440	20,955
Deferred acquisition costs	17,229	15,745
Reinsurance recoverable, net of uncollectible amounts	23,665	21,769
Prepaid reinsurance premiums	4,560	4,728
Income taxes receivable	1,985	2,187
Deferred income taxes	9,122	11,531
Goodwill	23,988	23,988
Intangible assets, definite life	8,415	9,241
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	1,911	1,845
Loan origination costs, net	2,970	3,068
Other assets	1,682	1,220

Total assets	$1,050,841	$1,040,752

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009 (Continued)

(in thousands, except share and per share data)

(unaudited)

	June 30, 2010	December 31, 2009
Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$36,746	$33,780
Unearned premiums	73,781	68,145
Reinsurance payable	2,152	1,100
Accounts payable and accrued expenses	8,305	8,381
Notes payable	138,350	138,350
Dividends payable	1,719	1,719
Other liabilities	11,149	5,500

Total liabilities	272,202	256,975

Stockholders' Equity
Preferred stock, $0.01 par value, 5,750,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009; liquidation preference of $25 per share plus accrued but unpaid dividends	119,108	119,108
Common stock, $.01 par value, 100,000,000 shares authorized, 56,491,573 and 56,485,405 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	565	565
Additional paid-in capital	917,990	917,896
Accumulated other comprehensive income	5,609	3,547
Accumulated deficit	(264,633)	(257,339)

Total stockholders' equity	778,639	783,777

Total liabilities and stockholders' equity	$1,050,841	$1,040,752

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Net premiums earned	$29,301	$28,680	$57,432	$57,066
Net investment income	1,855	1,695	3,490	3,456
Other income	1,765	1,807	3,545	3,271
Net realized (losses) gains on investments
Other-than-temporary impairments on fixed maturity securities	(65)	(841)	(65)	(841)
Other realized investment gains (losses), net	14	(54)	123	39

Total realized investment (losses) gains, net	(51)	(895)	58	(802)

Total revenue	32,870	31,287	64,525	62,991

Expenses:
Loss and loss adjustment expenses	20,534	28,185	35,834	41,961
Policy acquisition and other underwriting expenses	11,556	10,978	22,680	22,283
General and administrative expenses	2,063	1,974	3,893	3,543
Depreciation and amortization	450	495	913	1,003
Interest expense	2,254	2,478	4,436	4,958

Total expenses	36,857	44,110	67,756	73,748

Loss before income tax benefit	(3,987)	(12,823)	(3,231)	(10,757)
Income tax benefit	1,358	4,492	1,093	3,782

Net loss	(2,629)	(8,331)	(2,138)	(6,975)

Preferred stock dividend	(2,578)	(2,578)	(5,156)	(5,156)

Net loss attributable to common stockholders	$(5,207)	$(10,909)	$(7,294)	$(12,131)

Loss per share attributable to common stockholders
Basic loss per share	$(0.09)	$(0.19)	$(0.13)	$(0.21)

Diluted loss per share	$(0.09)	$(0.19)	$(0.13)	$(0.21)

Weighted average share information
Basic shares outstanding	56,491	56,469	56,490	56,464

Diluted shares outstanding	56,491	56,469	56,490	56,464

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands)

(unaudited)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2010	5,000	$119,108	56,485	$565	$917,896	$3,547	$(257,339)	$783,777

Net loss							(2,138)	(2,138)
Preferred stock dividends declared							(5,156)	(5,156)
Other comprehensive gain, net of tax						2,062		2,062

Total comprehensive loss								(5,232)
Common stock issued to board members			6		71			71
Stock compensation expense					23			23

Balance, June 30, 2010	5,000	$119,108	56,491	$565	$917,990	$5,609	$(264,633)	$778,639

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(2,138)	$(6,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	913	1,003
Decrease (increase) in deferred income taxes	1,299	(3,770)
Increase in unearned premiums	5,636	3,660
Increase in deferred acquisition costs	(1,484)	(779)
Realized (gains) losses on investments	(58)	802
Amortization of loan origination costs	98	98
Stock grant compensation expense	94	115
(Decrease) increase in payable to related party	(3,769)	11
Decrease in income taxes receivable	202	10,358
Changes in operating assets and liabilities	(42)	(1,748)

Net cash provided by operating activities	$751	$2,775

Cash flow from investing activities:
Purchases of available-for-sale securities	(25,284)	(499,999)
Purchases of held-to-maturity securities	(1,606)	(206)
Proceeds from sales of available-for-sale securities	14,636	8,423
Proceeds from maturities of available-for-sale securities	4,751	5,190
Proceeds from maturities of held-to-maturity securities	1,600	232
Purchases of fixed assets	(153)	(893)
Restricted cash	—	18,500

Net cash used in investing activities	$(6,056)	$(468,753)

Cash flow from financing activities:
Payment of preferred dividends	(5,156)	(5,156)

Net cash used in financing activities	$(5,156)	$(5,156)

Net decrease in cash and cash equivalents	(10,461)	(471,134)
Cash and cash equivalents, beginning of period	790,013	749,376

Cash and cash equivalents, end of period	$779,552	$278,242

Supplemental cash flow information:
Cash paid for interest	$4,376	$4,698

Dividends declared but unpaid	$1,719	$1,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

        Hilltop Holdings Inc. is a holding company that is endeavoring to make opportunistic acquisitions. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. We also conduct operations in the property and casualty insurance industry through our wholly-owned property and casualty insurance holding company, NLASCO, Inc., or NLASCO. NLASCO operates through its wholly-owned insurance subsidiaries, National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC. National Lloyds Insurance Company commenced business in 1949 and currently operates in 15 states, with its largest market being the State of Texas. National Lloyds Insurance Company carries a financial strength rating of "A" (Excellent) by A.M. Best. American Summit Insurance Company was formed in 1955 and currently operates in 12 states, its largest market being the State of Arizona. American Summit Insurance Company carries a financial strength rating of "A" (Excellent) by A.M. Best. Both of these insurance companies are regulated by the Texas Department of Insurance.

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

        In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended June 30, 2010 are not indicative of the results that may be expected for the year ended December 31, 2010. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

JUNE 30, 2010

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

        In June 2009, FASB issued new guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as ASC 860, Transfers and Servicing, requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed. The Company has not transferred any financial assets; therefore, there is no impact of adopting ASC 860 as of January 1, 2010 on its financial statements.

        In June 2009, FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as ASC 810, Consolidation, reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power, from voting rights or similar rights, to direct the activities that most significantly impact the entity's economic performance. Additional disclosures are required about a company's involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary. The Company currently has no interest in a variable interest entity; therefore, there is no impact of adopting ASC 810 as of January 1, 2010 on its financial statements.

        In January 2010, FASB issued new guidance on additional disclosures to fair market values. The new guidance, which was issued as ASU 2010-06, and amends ASC 820, Fair Value Measurements and Disclosures. ASU 2010-06 requires more robust disclosures and regarding the different classes of assets and liabilities measured at fair value, the valuation technique and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. The effective date of this ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The Company made the disclosures required by this ASU within this Form 10-Q; and, there is no impact of adoption of this ASU as of January 1, 2010 on its financial statements.

        In February 2010, FASB issued amendments to ASC 855-10, Subsequent Events. The guidance was issued as ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements and requires SEC filers to evaluate subsequent events through the date that the financial statements are issued. This amendment clarifies previously issued guidance and does not require an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 also further defines revised financial statements to include financial statements revised either as a result of correction of an error or retrospective application of U.S. GAAP. The Company made the disclosures required by this ASU within this Form 10-Q; and, there is no impact of adoption of this ASU on its financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

2. Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2010 and December 31, 2009 were as follows (in thousands).

	June 30, 2010
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$25,138	$1,926	$(75)	$26,989
Mortgage-backed securities	9,478	871	—	10,349
Corporate debt securities	87,678	5,903	(53)	93,528

	122,294	8,700	(128)	130,866
Equity securities	233	57	—	290

	122,527	8,757	(128)	131,156
Held-to-maturity securities:
Fixed maturities:
Government securities	16,574	1,009	—	17,583

	$139,101	$9,766	$(128)	$148,739

	December 31, 2009
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$23,217	$1,493	$(191)	$24,519
Mortgage-backed securities	10,533	683	—	11,216
Corporate debt securities	73,988	3,645	(211)	77,422

	107,738	5,821	(402)	113,157
Equity securities	234	40	(2)	272

	107,972	5,861	(404)	113,429
Held-to-maturity securities:
Fixed maturities:
Government securities	16,539	706	(1)	17,244

	$124,511	$6,567	$(405)	$130,673

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

2. Investments (Continued)

        The following tables summarize the length of time securities with unrealized losses at June 30, 2010 and December 31, 2009 have been in an unrealized loss position (in thousands).

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$3,031	$(8)	$435	$(67)	$3,466	$(75)
Corporate debt securities	5,590	(13)	1,816	(40)	7,406	(53)

	8,621	(21)	2,251	(107)	10,872	(128)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$373	$(52)	$362	$(139)	$735	$(191)
Corporate debt securities	9,868	(138)	2,741	(73)	12,609	(211)

	10,241	(190)	3,103	(212)	13,344	(402)
Equity securities	—	—	151	(2)	151	(2)

	$10,241	$(190)	$3,254	$(214)	$13,495	$(404)

Held-to-maturity securities:
Fixed maturities:
Government securities	—	—	—	(1)	—	(1)

	$10,241	$(190)	$3,254	$(215)	$13,495	$(405)

        For the six months ended June 30, 2010, the Company took an other-than-temporary impairment on one commercial mortgage backed security and recognized a loss in earnings of $65,000, which reduced the book value of this security to $11,000.

        While all of the investments are monitored for potential impairment, our experience indicated that other than those impaired generally do not present a great risk of impairment, as fair value historically recovers over time. Management believes that the analysis of each of these investments supports the view that these investments were not other-than-temporarily impaired. Evidence considered in this analysis includes the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

2. Investments (Continued)

the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend to sell these securities and it is not likely that the Company will be required to sell these securities before the recovery of the cost basis, other than the specifically identified security; and, therefore, does not believe any other-than-temporary impairments exist, except the other-than-temporary impairment on MSC, as of June 30, 2010.

        Gross realized investment gains and losses for the three and six months ended June 30, 2010 and 2009 are summarized as follows (in thousands).

	Three Months Ended June 30,
	2010			2009
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$14	$(65)	$(51)	$—	$(895)	$(895)

	$14	$(65)	$(51)	$—	$(895)	$(895)

	Six Months Ended June 30,
	2010			2009
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$158	$(100)	$58	$168	$(970)	$(802)

	$158	$(100)	$58	$168	$(970)	$(802)

        Sale of available-for-sale investment securities resulted in the following during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds	$12,912	$1,056	$14,636	$8,423

Gross gains	$14	$—	$158	$168

Gross losses	$(65)	$(895)	$(100)	$(970)

        Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities of

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

2. Investments (Continued)

available-for-sale and held-to-maturity securities at June 30, 2010 and December 31, 2009, by contractual maturity are as follows (in thousands).

	June 30, 2010
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$5,257	$5,384
Due after one year through five years	52,144	55,395
Due six years through ten years	48,149	52,005
Due after ten years	7,266	7,733
Mortgage-backed securities	9,478	10,349

	$122,294	$130,866

Held-to-maturity debt securities:
Due within one year	$1,753	$1,763
Due after one year through five years	9,519	10,153
Due six years through ten years	5,302	5,667

	$16,574	$17,583

	December 31, 2009
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$3,416	$3,455
Due after one year through five years	46,945	49,623
Due six years through ten years	38,736	40,546
Due after ten years	8,113	8,322
Mortgage-backed securities	10,528	11,211

	$107,738	$113,157

Held-to-maturity debt securities:
Due within one year	$3,364	$3,408
Due after one year through five years	7,873	8,317
Due six years through ten years	5,302	5,519

	$16,539	$17,244

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

2. Investments (Continued)

        Net investment income for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Cash equivalents	$435	$59	$376	$644	$269	$375
Fixed maturities	1,544	1,637	(93)	3,085	3,201	(116)
Equity securities	2	81	(79)	5	150	(145)

	1,981	1,777	204	3,734	3,620	114
Investment expense	(126)	(82)	(44)	(244)	(164)	(80)

Net investment income	$1,855	$1,695	$160	$3,490	$3,456	$34

        At June 30, 2010, the Company had on deposit in custody for various State Insurance Departments investments with carrying values totaling $16.6 million. These deposits are in excess of the Federal Deposit Insurance Corporation insurance limit, however, the Company does not believe that it is exposed to any significant credit risk on cash based on the size and financial strength of the financial institutions in which the funds are held.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

3. Fair Value Measurements (Continued)

        The following tables present the hierarchy used by the Company by asset and liability type to determine their fair value at June 30, 2010 and December 31, 2009 (in thousands).

	As of June 30, 2010
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$779,552	$779,552	$—	$—
Fixed maturities
Government securities	24,409		24,409
Mortgage-backed securities	12,929		12,878	51
Corporate debt securities	93,528		93,528
Equity securities
Common stock	138	138
Non-redeemable preferred stock	152	152

Total	$910,708	$779,842	$130,815	$51

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$790,013	$790,013	$—	$—
Fixed maturities
Government securities	24,404		24,404
Mortgage-backed securities	11,332		11,217	115
Corporate debt securities	77,421		77,421
Equity securities
Common stock	121	121
Non-redeemable preferred stock	151	151

Total	$903,442	$790,285	$113,042	$115

Level 1 financial assets

        The Company's Level 1 investments include cash and cash equivalent balances and actively-traded equity securities. Cash and cash equivalents are carried at amortized cost, which approximates fair value. Fair value of actively traded debt and equity securities are based on unadjusted quoted market prices. The Company receives the quoted market prices from a nationally recognized, third party pricing service.

Level 2 financial assets

        When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly used for its fixed maturity investments that include private and corporate debt securities, federal agency and municipal bonds, and non-government mortgage and

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

3. Fair Value Measurements (Continued)

asset-backed securities. The observable inputs utilized by the pricing service include interest rates, using either a market or income valuation approach to determine fair market value. The extent of the use of each market input depends on the asset class and the market conditions; and, for some securities, additional inputs may be necessary.

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

        The following table provides a roll forward of the amounts at June 30, 2010 for financial instruments classified within Level 3. The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Six Months Ended June 30,
	2010	2009
Balance at January 1,	$115	$315
Net transfers in	—	5,153
Purchases	—	—
Sales	—	—
Realized losses	(65)	—
Change in unrealized losses	1	(953)

Balance at June 30,	$51	$4,515

        All net realized and unrealized losses in the table above are reflected in the accompanying financial statements. Net realized and unrealized losses relate to those financial instruments held by the Company at June 30, 2010. The Company held three securities in Level 2 as of June 30, 2010, which were previously categorized as Level 3 as of June 30, 2009. The change in classification was due to the availability of quoted market prices for identical and similar securities. The Company had no transfers between Levels 1 and 2 during the six months ended June 30, 2010.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

3. Fair Value Measurements (Continued)

        The following tables present the carrying value and fair value of assets and liabilities where they differ in value at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,574	$17,583
Financial liabilities
Notes payable	$138,350	$135,799

	December 31, 2009
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,539	$17,244
Financial liabilities
Notes payable	$138,350	$138,208

4. Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll forward of the reserve for unpaid losses and loss adjustment expenses for the six months ended June 30, 2010 and 2009 is as follows (in thousands).

	Six Months Ended June 30,
	2010	2009
Balance at January 1	$33,780	$34,023
Less reinsurance recoverables	(21,102)	(14,613)

Net balance at January 1	12,678	19,410
Incurred related to:
Current Year	35,587	42,707
Prior Year	247	(746)

Total incurred	35,834	41,961
Payments related to:
Current Year	(27,563)	(25,207)
Prior Year	(6,666)	(14,970)

Total payments	(34,229)	(40,177)
Net balance at June 30	14,283	21,194
Plus reinsurance recoverables	22,463	14,239

Balance at June 30	$36,746	$35,433

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

4. Reserve for Unpaid Losses and Loss Adjustment Expenses (Continued)

        The reserve for losses and loss adjustment expenses includes amounts that may be due to the sellers of NLASCO by January 2011 based on actual losses incurred applicable to the reserve as of the acquisition date. Incurred amounts related to prior years indicate that we were slightly deficient in incurred but not reported as of December 31, 2009, resulting in an expense in the six months ending June 30, 2010. This is due to adverse development on our homeowners product for the 2009 accident year.

5. Reinsurance Activity

        NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and loss adjustment expenses, or LAE, and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2010, we had reinsurance recoverables with no allowance of approximately $23.7 million.

        The effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$37,499	$33,271	$36,339	$32,859	$71,118	$65,626	$69,016	$65,270
Reinsurance assumed	1,372	1,246	1,286	1,273	2,605	2,460	2,473	2,558
Reinsurance ceded	(5,242)	(5,216)	(5,589)	(5,452)	(10,486)	(10,654)	(10,765)	(10,762)

Net premiums	$33,629	$29,301	$32,036	$28,680	$63,237	$57,432	$60,724	$57,066

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

5. Reinsurance Activity (Continued)

        The effect of reinsurance on incurred losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss and loss adjustment expense (LAE) incurred	$23,153	$32,821	$40,990	$49,643
Reinsurance recoverables	(2,619)	(4,636)	(5,156)	(7,682)

Net loss and LAE incurred	$20,534	$28,185	$35,834	$41,961

Multi-line excess of loss coverage

        For all lines of business, retention on any one risk for 2010 is $200,000.

Catastrophic coverage

        NLASCO has five levels of catastrophic excess of loss reinsurance providing for coverage up to $170 million through June 30, 2010 above $1.0 million in retention for ASIC and $6.0 million in retention for NLIC. Total retention for any one catastrophe that affects both NLIC and ASIC is limited to $6 million in the aggregate. NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage will lapse after the second event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year.

6. Income Taxes

        The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current tax benefit	$1,038	$42	$1,022	$12
Deferred tax benefit	320	4,450	71	3,770

Income tax benefit	$1,358	$4,492	$1,093	$3,782

        The decrease in income tax benefit is a direct result of the decrease in loss from operations as the effective tax rate remained substantially unchanged.

        As of June 30, 2010, the Company is under five state income tax audits, and subsequent to June 30, 2010, has been notified that it will be subject to a Federal income tax audit. The tax years under audit are for 2004 through 2008. The Company expects no material impact on its financial position as a result of these Federal and state income tax audits.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

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

        Texas adopted the National Association of Insurance Commissioners' (NAIC) statutory accounting practices as the basis of its statutory accounting practices with certain differences, which are not significant to the companies' statutory equity.

        Following is a summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary for the three and six months ended June 30, 2010 and 2009 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
National Lloyds Insurance Company
Capital and surplus	$88,484	$81,361	$88,484	$81,361
Statutory net (loss) income	$(1,096)	$(7,122)	$1,813	$(4,402)
American Summit Insurance Company
Capital and surplus	$24,337	$25,298	$24,337	$25,298
Statutory net (loss) income	$(540)	$173	$(199)	$1,074

8. Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO's surplus, as shown by its last statement on file with the Commissioner, and 100% of net income for such period. The subsidiaries paid $6.0 million in dividends to NLASCO in March 2010. At June 30, 2010, the maximum dividend that may be paid to NLASCO in 2010 without regulatory approval is approximately $6.5 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

8. Capital and Dividend Restrictions (Continued)

June 30, 2010, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or "RBC", requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2010, the Company's insurance subsidiaries' RBC ratios exceeded the level at which regulatory action would be required.

9. Equity and Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss per share available to common stockholders:
Net loss from operations	$(2,629)	$(8,331)	$(2,138)	$(6,975)
Preferred stock dividends	(2,578)	(2,578)	(5,156)	(5,156)

Net loss from operations after preferred stock dividends	$(5,207)	$(10,909)	$(7,294)	$(12,131)

Basic loss per share from operations	$(0.09)	$(0.19)	$(0.13)	$(0.21)

Diluted loss per share from operations	$(0.09)	$(0.19)	$(0.13)	$(0.21)

Weighted average share information:
Basic shares outstanding	56,491	56,469	56,490	56,464

Diluted shares outstanding	56,491	56,469	56,490	56,464

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Stock warrants	1	1	1	1
Senior exchangeable Notes	6,718	6,718	6,718	6,718
Stock options	100	427	100	493

Total	6,819	7,146	6,819	7,212

        On July 8, 2010, the board of directors declared a quarterly cash dividend of $0.515625 per share on the Company's Series A Cumulative Redeemable Preferred Stock. The dividend was paid on July 30, 2010, to shareholders of record on July 15, 2010. The Board reviews the payment of dividends on a quarterly basis.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(unaudited)

10. Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

        We are a party to various legal actions resulting from our operating activities. These actions consist of litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which is expected to have a material adverse effect on our financial condition, results of operations or cash flows taken as a whole.

11. Subsequent Events

        On July 20, 2010, Affordable Residential Communities LP, a wholly-owned subsidiary of Hilltop Holdings Inc., announced the commencement of a Put Right Purchase Offer for its 7 1/2% Senior Exchangeable Notes due 2025, or the Senior Notes. The principal purpose of the Put Right Purchase Offer is to comply with the terms and conditions set forth in the Indenture governing the Senior Notes, which requires Affordable Residential Communities LP to offer to purchase, for cash, Senior Notes owned by holders thereof for 100% of the principal amount of such Senior Notes, plus accrued and unpaid interest up to, but not including, August 16, 2010. The Put Right Purchase Offer is being made only through the Put Right Purchase Offer documents. The foregoing shall not constitute an offer to purchase or a solicitation of an offer to sell any securities.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q and the financial information set forth in the tables below.

        Unless the context otherwise indicates, all references in this Management's Discussion and Analysis of Financial Condition and Results for Operations, or MD&A, to the "Company", "Hilltop", "HTH", "we","us", "our" or "ours" or similar words are to Hilltop Holdings Inc. (formerly known as Affordable Residential Communities Inc.) and its direct and indirect wholly-owned subsidiaries.

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

GENERAL STRUCTURE OF THE COMPANY

        We are a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. At June 30, 2010, Hilltop and its operating partnership, Affordable Residential Communities LP, had approximately $729.6 million of available cash and cash equivalents that could be used for this purpose. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or effect a combination or, if consummated, successfully integrate or operate the acquired business.

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

        The Company has requested an extension of the shelf banking charter granted by the Office of the Comptroller of the Currency, which expired by its terms in May 2010. The Company continues to work with the appropriate banking agencies to receive approval for the requested extension.

        Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol "HTH". Our Series A Cumulative Redeemable Preferred Stock is listed on the NYSE under the symbol "HTHPRA".

OVERVIEW OF RESULTS

        For the six months ended June 30, 2010, net loss attributable to common stockholders was $7.3 million, or $0.13 per share, as compared to a net loss of $12.1 million, or $0.21 per share, for the same period in 2009. Net loss from operations accounted for $2.1 million of the net loss attributable to common stockholders for the six months ended June 30, 2010, compared to $7.0 million for the six months ended June 30, 2009.

        The $4.8 million decrease in net loss from operations for the six months ended June 30, 2010, as compared to the same period in 2009, is primarily due to a decrease in loss and loss adjustment expenses of $6.1 million, an increase in net premiums earned of $0.4 million, and total realized investment losses of $58,000 for the six months ended June 30, 2010, versus total realized investment losses of $0.8 million for the same period in 2009. This was partially offset by a decrease in income tax benefit of $2.7 million due to lower operating losses for the six months ended June 30, 2010.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

        Strategic Acquisitions.    Hilltop is seeking to make opportunistic acquisitions with its cash and, if necessary or appropriate, from additional equity or debt financing sources.

        Insurance Operations.    NLASCO specializes in providing fire and homeowners insurance for low value dwellings and manufactured homes, primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO targets underserved markets that require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents. Within these markets, NLASCO attempts to capitalize on its superior local knowledge to identify profitable underwriting opportunities. NLASCO believes that it distinguishes itself from competitors by delivering products that are not provided by many larger carriers, providing a high level of customer service and responding quickly to the needs of its agents and policyholders. NLASCO applies a high level of selectivity in the risks it underwrites and uses a risk-adjusted return approach to capital allocation

        Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned NLIC and ASIC a rating of "A" (Excellent). An "A" rating is the third highest of 16 rating categories used by A.M. Best. In evaluating a company's financial and operating performance, A.M. Best reviews a company's profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and loss adjustment expenses, or LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best's expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

        Revenue.    Revenue for the three months ended June 30, 2010 was $32.9 million, as compared to $31.3 million for the same period in 2009. Net premiums earned were $29.3 million for the three months ended June 30, 2010, as compared to $28.7 million for the same period in 2009. Net investment income was $1.9 million for the three months ended June 30, 2010, as compared to $1.7 million for the same period in 2009. Net realized losses on investments were $51,000 in the three months ended June 30, 2010, compared to a net realized loss of $0.9 million for the same period in 2009. In June 2009, the Company impaired one corporate bond, which resulted in a loss of $0.8 million. Other income was $1.8 million for the three months ended June 30, 2010 and 2009.

        Underwriting Results.    The following table shows the components of the Company's underwriting loss for the three months ended June 30, 2010 and 2009. The Company's underwriting loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Three Months Ended June 30,
	2010	2009	Change	% Change
Direct premiums written	$37,499	$36,339	$1,160	3.2%

Net premiums written	$33,629	$32,036	$1,593	5.0%

Net premiums earned	$29,301	$28,680	$621	2.2%
Loss and LAE	20,534	28,185	(7,651)	-27.1%
Policy acquisition and other underwriting expenses	11,556	10,978	578	5.3%

Underwriting loss	$(2,789)	$(10,483)	$7,694	-73.4%

Agency Expenses	$(553)	$(530)	$(23)	-4.3%

Loss and LAE ratio	70.1%	98.3%	-28.2%
Policy acquisition and other underwriting expense less agency expense ratio	37.6%	36.4%	1.2%
Combined ratio	107.7%	134.7%	-27.0%

        The Company seeks to operate at a combined ratio of no greater than 85.0%, excluding Property Claim Services (PCS) catastrophic events. If PCS identifies a catastrophic event and the Company's losses exceed $250,000 for that event, then management will internally identify the PCS event. Loss ratios are ratios that express the relationship of losses to premiums. The Company has historically experienced more frequency of claims in the quarter ending June 30th of each year due to the seasonal nature of weather patterns in our largest markets. Due to a decrease in frequency and severity of wind, hail and fire losses during the three months ended June 30, 2010 our combined ratio is 107.7%, as compared to 134.7% for the same period in 2009. Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company's loss ratios. The decrease in loss and LAE ratio for the three months ended June 30, 2010 compared to the same period in 2009 is primarily due to decreases in our non-catastrophic claims, specifically the hail and fire losses that tend to be more severe than wind losses. The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period. The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period. Combined ratio gives you the sum of both ratios.

        Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During a soft market, price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business, as well as retain exposures that are adequately priced. Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy accepting only risks that are appropriately priced, while declining risks that it believes are under priced for the level of coverage provided.

        Direct premiums written by major product line for the three months ended June 30, 2010 and 2009, are presented in the table below (in thousands):

	Three Months Ended June 30,
	2010	2009	Change	% Change
Direct Premiums Written:
Homeowners	$17,014	$15,801	$1,213	7.7%
Fire	12,515	13,525	(1,010)	-7.5%
Mobile Home	5,792	5,326	466	8.7%
Commercial	2,060	1,558	502	32.2%
Other	118	129	(11)	-8.5%

	$37,499	$36,339	$1,160	3.2%

        Total direct premiums written increased for the three months ended June 30, 2010 for all insurance products, except fire and other, due to the development of additional insurance products and a new channel of distribution in Oklahoma for our products. New homeowners insurance products generated $2.2 million in direct premiums written for the three months ended June 30, 2010. For the same period in 2010, direct premiums written in Oklahoma increased $0.6 million as compared to the three months ended June 30, 2009. In 2009, the Company began non-renewing policies in the first tier of the Texas sea coast and no longer writes full wind coverage along the Texas sea coast. This has caused a decrease in direct premiums written of $1.9 million for the three months ended June 30, 2010, which negatively impacted homeowners and fire direct premiums written.

        Net premiums written by major product line for the three months ended June 30, 2010 and 2009, are presented in the table below (in thousands):

	Three Months Ended June 30,
	2010	2009	Change	% Change
Net Premiums Written
Homeowners	$14,527	$13,135	$1,392	10.6%
Fire	11,669	12,447	(778)	-6.3%
Mobile Home	5,408	4,901	507	10.3%
Commercial	1,917	1,434	483	33.7%
Other	108	119	(11)	-9.2%

	$33,629	$32,036	$1,593	5.0%

        Total net premiums written increased for the three months ended June 30, 2010 for all insurance products, except for fire and other, due to higher volume of direct written premiums and a decrease in reinsurance costs of $0.3 million.

        Net premiums earned by major product line for the three months ended June 30, 2010 and 2009, are presented in the table below (in thousands):

	Three Months Ended June 30,
	2010	2009	Change	% Change
Net Premiums Earned:
Homeowners	$12,682	$11,760	$922	7.8%
Fire	10,161	11,143	(982)	-8.8%
Mobile Home	4,680	4,387	293	6.7%
Commercial	1,681	1,284	397	30.9%
Other	97	106	(9)	-8.5%

	$29,301	$28,680	$621	2.2%

        Net premiums earned for the three months ended June 30, 2010 increased $0.6 million, as compared to 2009, which is a result of higher direct written premiums of $1.3 million.

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. Weather patterns responsible for producing more wind, hail and catastrophic events below severity levels that reach our reinsurance retention are more prevalent in the quarter ending June 30th of each year. The loss and LAE ratio for the three months ended June 30, 2010 and 2009 of 70.1% and 98.3%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner. The decrease in the loss and LAE ratio for the three months ended June 30, 2010, compared to the same period in 2009, is primarily due to decreases in severity in hail and fire losses that tend to be more severe than wind losses.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009	Change	% Change
Amortization of deferred policy acquisition costs	$7,558	$7,230	$328	4.5%
Other underwriting expenses	3,998	3,748	250	6.7%

Total policy acquisition and other underwriting expenses	11,556	10,978	578	5.3%
Agency expenses	(553)	(530)	(23)	4.3%

Total policy acquisition and other underwriting expenses less agency expenses	$11,003	$10,448	$555	5.3%

Net premiums earned	$29,301	$28,680	$621	2.2%

Expense ratio	37.6%	36.4%	1.2%

        Total policy acquisition and other underwriting expenses were $11.6 for the three months ended June 30, 2010, as compared to $11.0 million for the same period in 2009. This increase is due to an increase in amortization of deferred policy acquisition costs of $0.3 million and an increase in other underwriting expenses of $0.3 million; both of which are a result of higher direct written premiums. Other underwriting expenses increased, in part, year over year for the three months ended June 30, 2010 as compared to 2009 due to the reevaluation of the allocation process of selected operating expenses between loss adjustment expenses and other underwriting expenses. The reevaluation decreased the percentage of those selected operating expenses allocated to loss adjustment expense.

        General and Administrative Expense.    General and administrative expense for the three months ended June 30, 2010 was $2.1 million, as compared to $2.0 million for the three months ended June 30, 2009, an increase of $0.1 million, or 5%. This increase was due to an increase in professional services of $0.5 million, which was offset by decreases in salaries and benefits of $0.1 million and $0.3 million in other administrative expenses.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended June 30, 2010 was $45,000 less than the three months ended June 30, 2009, due to certain equipment being fully depreciated.

        Interest Expense.    Interest expense for the three months ended June 30, 2010 and 2009, was $2.2 million and $2.5 million, respectively. The decrease is due to a decrease in the payable to the prior owner for redundant loss reserves as payment was made to prior owner in February 2010.

        Income Taxes.    The Company had a $1.4 million income tax benefit for the three months ended June 30, 2010, compared to $4.5 million benefit for the same period in 2009. The decrease in income tax benefit of $3.1 million for the three months ended June 30, 2010, compared to the same period in 2009, is due to a decrease in operating loss of $8.8 million, as the effective tax rate remained substantially unchanged.

        Preferred Stock Dividend.    On July 8, 2010, the HTH board of directors declared a quarterly cash dividend of $0.515625 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable July 30, 2010, amounting to $2.6 million. For the quarter ended June 30, 2009, the dividend declared also was $0.515625 per share, or $2.6 million.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $5.2 million for the three months ended June 30, 2010, as compared to net loss of $10.9 million for the three months ended June 30, 2009. The principal reasons for the loss in the second quarter of 2010 are incurred losses on wind, Oklahoma hail storms and fire related claims, interest expense on outstanding debt, preferred stock dividends and the lack of meaningful investment returns due to the conservative nature of its investments.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

        Revenue.    Revenue for the six months ended June 30, 2010 was $64.5 million, as compared to $63.0 million for the same period in 2009. Net premiums earned were $57.4 million for the six months ended June 30, 2010, as compared to $57.1 million for the same period in 2009. Other income was $3.5 million for the six months ended June 30, 2010, as compared to $3.3 million for the same period in 2009. Total realized investment gains were $58,000 for the six months ended June 30, 2010, as compared to an investment loss of $0.8 million for the same period in 2009. In June 2009, the Company impaired one corporate bond, which resulted in a loss in earnings of $0.8 million.

        Underwriting Results.    The following table shows the components of the Company's underwriting loss for the six months ended June 30, 2010 and 2009. The Company's underwriting loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Six Months Ended June 30,
	2010	2009	Change	% Change
Direct premiums written	$71,118	$69,016	$2,102	3.0%

Net premiums written	$63,237	$60,724	$2,513	4.1%

Net premiums earned	$57,432	$57,066	$366	0.6%
Loss and LAE	35,834	41,961	(6,127)	-14.6%
Policy acquisition and other underwriting expenses	22,680	22,283	397	1.8%

Underwriting loss	$(1,082)	$(7,178)	$6,096	-84.9%

Agency Expenses	$(1,080)	$(1,051)	$(29)	-2.8%

Loss and LAE ratio	62.4%	73.5%	-11.1%
Policy acquisition and other underwriting expense less agency expense ratio	37.6%	37.2%	0.4%
Combined ratio	100.0%	110.7%	-10.7%

        The Company seeks to operate at a combined ratio of no greater than 85.0%, excluding Property Claim Services (PCS) catastrophic events. If PCS identifies a catastrophic event and the Company's losses exceed $250,000 for that event, then management will internally identify the PCS event. Loss ratios are ratios that express the relationship of losses to premiums. Due to a decrease in frequency and severity of wind, hail and fire losses during the six months ended June 30, 2010 our combined ratio is 100.0%, as compared to 110.7% for the same period in 2009. Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company's loss ratios. The decrease in loss and LAE ratio for the six months ended June 30, 2010 compared to the same period in 2009 is primarily due to decreases in our non-catastrophic claims, specifically the hail and fire losses that tend to be more severe than wind losses. Loss ratios are ratios that express the relationship of losses to premiums. The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period. The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense, less agency expenses, divided by net premiums earned for the same period. Combined ratio gives you the sum of both ratios.

        Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During a soft market, price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business, as well as retain exposures that are adequately priced. Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy accepting only risks that are appropriately priced, while declining risks that it believes are under priced for the level of coverage provided.

        Direct premiums written by major product line for the six months ended June 30, 2010 and 2009, are presented in the table below (in thousands):

	Six Months Ended June 30,
	2010	2009	Change	% Change
Direct Premiums Written:
Homeowners	$31,534	$29,716	$1,818	6.1%
Fire	23,927	25,176	(1,249)	-5.0%
Mobile Home	11,857	10,901	956	8.8%
Commercial	3,640	3,024	616	20.4%
Other	160	199	(39)	-19.6%

	$71,118	$69,016	$2,102	3.0%

        Total direct premiums written increased for the six months ended June 30, 2010, for all insurance products, except for fire and other, due to the development of additional insurance products and a new channel of distribution in Oklahoma for our products. New homeowners insurance products generated $3.2 million in direct written premiums for the six months ended June 30, 2010. For the same period in 2010, direct written premiums in Oklahoma increased $0.7 million as compared to the six months ended June 30, 2009. In 2009, the Company began non-renewing policies in the first tier of the Texas sea coast and no longer writes full wind coverage along the Texas sea coast. This has caused a decrease in direct premiums written of $2.4 million for the six months ended June 30, 2010, which has negatively impacted homeowners and fire direct premiums written.

        Net premiums written by major product line for the six months ended June 30, 2010 and 2009, are presented in the table below (in thousands):

	Six Months Ended June 30,
	2010	2009	Change	% Change
Net Premiums Written
Homeowners	$26,686	$24,721	$1,965	7.9%
Fire	22,094	23,064	(970)	-4.2%
Mobile Home	10,949	9,987	962	9.6%
Commercial	3,361	2,770	591	21.3%
Other	147	182	(35)	-19.2%

	$63,237	$60,724	$2,513	4.1%

        Total net premiums written increased for the six months ended June 30, 2010 for all insurance products except fire and other, due to the result of higher direct written premiums and a decrease in reinsurance costs of $0.3 million.

        Net premiums earned by major product line for the six months ended June 30, 2010 and 2009, are presented in the table below (in thousands):

	Six Months Ended June 30,
	2010	2009	Change	% Change
Net Premiums Earned:
Homeowners	$24,235	$23,231	$1,004	4.3%
Fire	20,066	21,675	(1,609)	-7.4%
Mobile Home	9,944	9,385	559	6.0%
Commercial	3,053	2,603	450	17.3%
Other	134	172	(38)	-22.1%

	$57,432	$57,066	$366	0.6%

        Net premiums earned for the six months ended June 30, 2010 were up $0.4 million, as compared to the same period of 2009, which is a result of higher direct written premiums of $2.2 million.

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the six months ended June 30, 2010 and 2009 of 62.4% and 73.5%, respectively, has been adjusted to remove the effect of losses attributable to the prior owner. The loss and LAE ratio is lower for the six months ended June 30, 2010, compared to same period in 2009, primarily due to decrease in hail and fire losses that tend to be more severe than wind losses.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009	Change	% Change
Amortization of deferred policy acquisition costs	$15,120	$14,972	$148	1.0%
Other underwriting expenses	7,560	7,311	249	3.4%

Total policy acquisition and other underwriting expenses	22,680	22,283	397	1.8%
Agency expenses	(1,080)	(1,051)	(29)	2.8%

Total policy acquisition and other underwriting expenses less agency expenses	$21,600	$21,232	$368	1.7%

Net premiums earned	$57,432	$57,066	$366	0.6%

Expense ratio	37.6%	37.2%	0.4%

        Total policy acquisition and other underwriting expenses are up $0.4 million due to the increase in amortization of deferred policy acquisition costs of $0.4 million, which is a result of higher direct written premiums.

        General and Administrative Expense.    General and administrative expense for the six months ended June 30, 2010 was $3.9 million, as compared to $3.5 million for the six months ended June 30, 2009, an increase of $0.4 million, or 11.4%. This increase was due to an increase in professional services related to potential acquisitions of $0.9 million, which were offset by decreases in salaries and benefits of $0.2 million and other administrative expenses of $0.7 million.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the six months ended June 30, 2010 was $0.9 million, as compare to $1.0 million for the same period in 2009.

        Interest Expense.    Interest expense for the six months ended June 30, 2010 was $4.4 million, as compared to $5.0 million for the six months ended June 30, 2009, a decrease of $0.6 million, or 12.0%. The decrease in interest expense is due to a decrease in the payable to the prior owner for redundant loss reserves as payment was made to prior owner in February 2010.

        Income Taxes.    The Company had a $1.1 million income tax benefit for the six months ended June 30, 2010, compared to a $3.8 million benefit for the same period in 2009. The benefit in 2010 is due the loss from operations of $3.2 million. The benefit in 2009 is due to the loss from operations of $10.8 million.

        Preferred Stock Dividend.    On March 17, 2010, the HTH board of directors declared quarterly cash dividends of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2010, amounting to $2.6 million. On July 8, 2010, the HTH board of directors declared quarterly cash dividends of 0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable July 30, 2010, amounting to $2.6 million. For the six months ended June 30, 2009, the dividend declared was $1.03125 per share, or $5.2 million.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $7.3 million for the six months ended June 30, 2010, as compared to net loss of $12.1 million for the six months ended June 30, 2009. The principal reasons for the loss in the second quarter of 2010 are incurred losses on wind, Oklahoma hail storms and fire related claims, interest expense on outstanding debt, preferred stock dividends and the lack of meaningful investment returns due to the conservative nature of its investments.

LIQUIDITY AND CAPITAL RESOURCES

General

        Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $1.1 billion at June 30, 2010. At June 30, 2010, the Company had invested approximately $729.6 million in overnight deposits at JP Morgan Chase, Bank of America, and Wells Fargo. These deposits are in excess of the Federal Deposit Insurance Corporation insurance limit, however, the Company does not believe that it is exposed to any significant credit risk on cash based on the size and financial strength of the financial institutions in which the funds are held.

        Hilltop is seeking to make opportunistic acquisitions with its available cash and, if necessary or appropriate, from additional equity or debt financing sources.

        At June 30, 2010, we had approximately $779.6 million of cash and cash equivalents and $147.7 million of investments, as compared to $790.0 million of cash and cash equivalents and $130.0 million of investments as of December 31, 2009.

        As of June 30, 2010, our short-term liquidity needs included (a) funds for dividend payments on our $125 million Series A cumulative redeemable preferred stock bearing a dividend rate of 8.25% per annum (approximately $10.3 million annually), (b) funds to pay our insurance claims and (c) funds to service our debt.

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

        Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner of the Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, and 100% of net income for such period. NLIC and ASIC paid dividends totaling $6.0 million to NLASCO in March 2010. At June 30, 2010, the maximum additional dividends that may be paid to NLASCO in 2010 without regulatory approval is approximately $6.5 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2010, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or "RBC", requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2010, the Company's insurance subsidiaries' RBC ratios exceeded the level at which regulatory action would be required.

        We believe that restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to carry out our normal business activities, including dividend payments on our Series A cumulative redeemable preferred stock and debt payments on our senior exchangeable notes, as well as purchasing any of the senior exchangeable notes that get put to us.

Sources and Uses of Funds

        Our liquidity requirements are primarily met by positive cash flow from our normal operations, available cash, and investment activity. Primary sources of cash from insurance operations are premiums and other considerations, net investment income and investment sales and maturities. Primary uses of cash include payments of benefits, operating expenses, and purchases of investments.

        Our primary investment objective is to preserve capital. Our strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constitute $926.9 million, or 99.9%, of our investments at June 30, 2010. Although there is no intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

        Our investment committee meets regularly to review the portfolio performance and investment markets in general. Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        Cash provided by operations was $0.8 million for the six months ended June 30, 2010, due to increases in unearned premiums of $5.6 million, deferred income taxes of $1.3 million and depreciation and amortization of $0.9 million, which were offset by an increase in deferred acquisition costs of $1.5 million and decreases in the payable to related party of $3.8 million and net loss of $2.1 million. Cash provided by operations was $2.8 million for the six months ended June 30, 2009, primarily due to the receipt of an income tax refund of $10.3 million.

        Cash used in investing activities was $6.1 million in the six months ended June 30, 2010, compared with cash used in investing activities of $468.8 million in the same period in 2009. The cash used in investing activities for the six months ended June 30, 2010 is primarily due to the purchase of available for sale securities by the insurance companies of $25.3 million, which was offset by proceeds from available for sale securities of $14.6 million and proceeds from maturities of available-for-sale securities of $4.7 million. Cash used in investing activities for the six months ended June 30, 2009 was due to the purchase of U.S. Treasuries by HTH in June 2009 of $500.0 million.

        Cash used in financing activities was $5.2 million for the six months ended June 30, 2010 and 2009, for payment of the preferred dividends.

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

Inflation

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2010 and 2009. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves (in thousands)
2010	$12,200
2011	12,347
2012	6,026
2013	3,969
2014	1,948
Thereafter	256

$36,746

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2010, we had no derivative financial instruments.

        As of June 30, 2010, our total debt outstanding was approximately $138.4 million, comprised of approximately $90.9 million, or 65.7%, of indebtedness subject to fixed interest rates and approximately $47.5 million, or 34.3% of our total consolidated debt, subject to variable interest rates.

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

        The fair value of debt outstanding as of June 30, 2010 was approximately $135.8 million.

        The following table sets forth certain information with respect to our indebtedness outstanding as of June 30, 2010 (in thousands).

	Principal Commitments
	Fixed	Variable	Total
2014 and Thereafter	90,850	47,500	138,350

Commitments	$90,850	$47,500	$138,350

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
Date: August 5, 2010
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