Form 10-Q
period 2010-09-30
Hilltop Holdings Inc.
filed 2010-11-04
CIK 1265131

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

         The number of shares of the Registrant's common stock outstanding at November 4, 2010 was 56,495,568.

HILLTOP HOLDINGS INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(in thousands, except share and per share data)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $120,399 and $107,738 , respectively)	$130,991	$113,157
Held-to-maturity securities, at amortized cost (fair value of $16,186 and $17,244, respectively)	15,041	16,539
Equity securities
Available for sale securities, at fair value (cost of $4,383 and $234, respectively)	4,605	272

Total investments	150,637	129,968
Cash and cash equivalents	643,351	790,013
Accrued interest and dividends	1,534	1,494
Premiums receivable	23,464	20,955
Deferred acquisition costs	17,596	15,745
Reinsurance recoverable, net of uncollectible amounts	39,814	21,769
Prepaid reinsurance premiums	5,174	4,728
Income taxes receivable	—	2,187
Deferred income taxes	8,457	11,531
Goodwill	23,988	23,988
Intangible assets, definite life	8,007	9,241
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	1,932	1,845
Loan origination costs, net	2,920	3,068
Other assets	1,333	1,220

Total Assets	$931,207	$1,040,752

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009 (Continued)

(in thousands, except share and per share data)

(unaudited)

	September 30, 2010	December 31, 2009
Liabilities and Stockholders' Equity
Liabilities
Reserve for losses and loss adjustment expenses	$51,614	$33,780
Unearned premiums	74,992	68,145
Reinsurance payable	2,969	1,100
Accounts payable and accrued expenses	6,341	8,381
Income taxes payable	504	—
Notes payable	138,350	138,350
Dividends payable	—	1,719
Other liabilities	2,670	5,500

Total liabilities	277,440	256,975

Stockholders' Equity
Series A preferred stock, $0.01 par value, 750,000 shares designated, 0 shares issued and outstanding at September 30, 2010 and 5,750,000 shares designated, 5,000,000 shares issued and outstanding at December 31, 2009	—	119,108
Common stock, $0.01 par value, 100,000,000 shares authorized, 56,494,204 and 56,485,405 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	565	565
Additional paid-in capital	918,026	917,896
Accumulated other comprehensive income	7,028	3,547
Accumulated deficit	(271,852)	(257,339)

Total stockholders' equity	653,767	783,777

Total liabilities and stockholders' equity	$931,207	$1,040,752

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Net premiums earned	$30,116	$29,150	$87,548	$86,216
Net investment income	2,040	1,491	5,530	4,947
Other income	1,636	1,879	5,181	5,150
Net realized gains (losses) on investments
Other-than-temporary impairments on fixed maturity securities	—	—	(65)	(841)
Other realized investment gains, net	86	161	209	200

Total realized investment gains (losses), net	86	161	144	(641)

Total revenue	33,878	32,681	98,403	95,672

Expenses:
Loss and loss adjustment expenses	17,769	15,051	53,603	57,012
Policy acquisition and other underwriting expenses	10,733	10,333	33,413	32,616
General and administrative expenses	1,749	1,713	5,642	5,256
Depreciation and amortization	436	492	1,349	1,495
Interest expense	2,306	2,473	6,742	7,431

Total expenses	32,993	30,062	100,749	103,810

Income (Loss) before income tax (expense) benefit	885	2,619	(2,346)	(8,138)
Income tax (expense) benefit	(321)	(936)	772	2,846

Net income (loss)	564	1,683	(1,574)	(5,292)
Preferred stock dividend	(1,891)	(2,579)	(7,047)	(7,735)
Loss on redemption of preferred stock	(5,892)	—	(5,892)	—

Net loss attributable to common stockholders	$(7,219)	$(896)	$(14,513)	$(13,027)

Loss per share attributable to common stockholders
Basic loss per share	$(0.13)	$(0.02)	$(0.26)	$(0.23)

Diluted loss per share	$(0.13)	$(0.02)	$(0.26)	$(0.23)

Weighted average share information
Basic shares outstanding	56,494	56,483	56,491	56,470

Diluted shares outstanding	56,494	56,483	56,491	56,470

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands)

(unaudited)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2010	5,000	$119,108	56,485	$565	$917,896	$3,547	$(257,339)	$783,777

Net loss							(1,574)	(1,574)
Other comprehensive income, net of tax						3,481		3,481

Total comprehensive income								1,907
Preferred stock dividends declared							(7,047)	(7,047)
Redemption of Series A preferred stock	(5,000)	(119,108)					(5,892)	(125,000)
Common stock issued to board members			9		98			98
Common stock retired			—		(2)			(2)
Stock compensation expense					34			34

Balance, September 30, 2010	—	$—	56,494	$565	$918,026	$7,028	$(271,852)	$653,767

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(1,574)	$(5,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,349	1,495
Decrease (increase) in deferred income taxes	1,200	(81)
Increase in unearned premiums	6,847	2,716
Increase in deferred acquisition costs	(1,851)	(621)
Realized (gains) losses on investments	(144)	641
Amortization of loan origination costs	148	148
Stock grant compensation expense	130	169
(Decrease) increase in payable to related party	(3,473)	872
Change in income taxes receivable/payable	2,691	22,027
Changes in operating assets and liabilities	(2,800)	(7,271)

Net cash provided by operating activities	$2,523	$14,803

Cash flow from investing activities:
Purchases of available-for-sale securities	(39,028)	(1,089,832)
Purchases of held-to-maturity securities	(1,606)	(206)
Proceeds from sales of available-for-sale securities	15,697	9,252
Proceeds from maturities of available-for-sale securities	6,570	834,745
Proceeds from maturities of held-to-maturity securities	3,150	232
Purchases of fixed assets	(202)	(1,375)
Restricted cash	—	18,500

Net cash used in investing activities	$(15,419)	$(228,684)

Cash flow from financing activities:
Payment of preferred dividends	(8,766)	(7,735)
Redemption of preferred stock	(125,000)	—

Net cash used in financing activities	(133,766)	(7,735)

Net decrease in cash and cash equivalents	(146,662)	(221,616)
Cash and cash equivalents, beginning of period	790,013	749,376

Cash and cash equivalents, end of period	$643,351	$527,760

Non-cash financing and investing transactions:
Dividends declared but unpaid	$—	$1,719

Supplemental cash flow information:
Cash paid for interest	$8,303	$8,708

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

        Our common stock is listed on the New York Stock Exchange under the symbol "HTH". Prior to the full redemption of our Series A Cumulative Redeemable Preferred Stock on September 6, 2010, it was listed on the New York Stock Exchange under the symbol "HTHPRA". We have no public trading history prior to February 12, 2004.

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

        In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the Company's financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended September 30, 2010 are not indicative of the results that may be expected for the year ended December 31, 2010. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

SEPTEMBER 30, 2010

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

        In January 2010, FASB issued new guidance on additional disclosures to fair market values. The new guidance, which was issued as ASU 2010-06, amends ASC 820, Fair Value Measurements and Disclosures. ASU 2010-06 requires more robust disclosures regarding the different classes of assets and liabilities measured at fair value, the valuation technique and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. The effective date of this ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The Company made the disclosures required by this ASU within this Form 10-Q; and, there is no impact of adoption of this ASU as of January 1, 2010 on its financial statements.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

either as a result of correction of an error or retrospective application of U.S. GAAP. The Company made the disclosures required by this ASU within this Form 10-Q; and, there is no impact of adoption of this ASU on its financial statements.

Recently issued accounting pronouncements

        In October 2010, the FASB issued ASU-2010-26 to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

2. Revision of previously filed financial statements

        Management has determined that, since issuance of the Series A Preferred Stock in February 2004, it has incorrectly included preferred stock dividends declared as a component of total comprehensive income (loss) as presented on the Consolidated Statement of Stockholders' Equity. Management has further determined, however, that the inclusion of the preferred stock dividends as a component of total comprehensive income (loss) did not materially misstate the historical financial statements and, accordingly, restatement of previously issued financial statements is not necessary. This change has no impact on current or historical net income, earnings per share or total stockholders' equity. Since management has determined that this presentation was in error, the current period presentation does not reflect preferred stock dividends as a component of total comprehensive income (loss) and management will correct the presentation in the financial statements for the years ended December 31, 2009 and 2008 in connection with filing of the Annual Report on Form 10-K for the year ended December 31, 2010.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

3. Investments

        The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2010 and December 31, 2009 were as follows (in thousands).

	September 30, 2010
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$17,055	$1,608	$—	$18,663
Residential mortgage-backed securities	13,774	1,180	—	14,954
Commercial mortgage-backed securities	2,543	120	(45)	2,618
Corporate debt securities	87,027	7,731	(2)	94,756

	120,399	10,639	(47)	130,991
Equity securities	4,383	222	—	4,605

	124,782	10,861	(47)	135,596
Held-to-maturity securities:
Fixed maturities:
Government securities	15,041	1,145	—	16,186

	$139,823	$12,006	$(47)	$151,782

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

3. Investments (Continued)

	December 31, 2009
	Cost and Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale securities:
Fixed maturities:
Government securities	$14,006	$1,057	$—	$15,063
Residential mortgage-backed securities	17,132	1,052	(36)	18,148
Commercial mortgage-backed securities	2,612	67	(155)	2,524
Corporate debt securities	73,988	3,645	(211)	77,422

	107,738	5,821	(402)	113,157
Equity securities	234	40	(2)	272

	107,972	5,861	(404)	113,429
Held-to-maturity securities:
Fixed maturities:
Government securities	16,539	706	(1)	17,244

	$124,511	$6,567	$(405)	$130,673

        The following table summarizes the length of time securities with unrealized losses at September 30, 2010 and December 31, 2009 have been in an unrealized loss position (in thousands).

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Commercial mortgage-backed securities	$—	$—	$456	$(45)	$456	$(45)
Corporate debt securities	—	—	100	(2)	100	(2)

	—	—	556	(47)	556	(47)

	$—	$—	$556	$(47)	$556	$(47)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

3. Investments (Continued)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Fixed maturities:
Residential mortgage-backed securities	$184	$(37)	$—	$—	$184	$(37)
Commercial mortgage-backed securities	65	(15)	362	(139)	427	(154)
Corporate debt securities	9,668	(138)	2,741	(73)	12,409	(211)

	9,917	(190)	3,103	(212)	13,020	(402)
Equity securities	—	—	151	(2)	151	(2)

	9,917	(190)	$3,254	$(214)	$13,171	$(404)
Held-to-maturity securities:
Fixed maturities:
Government securities	324	(1)	—	—	324	(1)

	$10,241	$(191)	$3,254	$(214)	$13,495	$(405)

        For the nine months ended September 30, 2010, the Company recorded an other-than-temporary impairment on one commercial mortgage backed security and recognized a loss in earnings of $65,000, which reduced the book value of the security to $11,000.

        While all of the investments are monitored for potential other-than-temporary impairment, our experience indicated that other than those impaired, they generally do not present a great risk of impairment, as fair value historically recovers over time. Management believes that the analysis of each of these investments supports the view that these investments were not other-than-temporarily impaired. Evidence considered in this analysis includes the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the steady recovery over time does not warrant other-than-temporary impairment of the securities. The Company does not intend to sell these securities and it is not likely that the Company will be required to sell these securities before the recovery of the cost basis and, therefore, does not believe any other-than-temporary impairments exist, except the other-than-temporary impairment on the aforementioned commercial mortgage backed security, which occurred during the nine months ended September 30, 2010.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

3. Investments (Continued)

        Gross realized investment gains and losses for the three and nine months ended September 30, 2010 and 2009 are summarized as follows (in thousands).

	Three Months Ended September 30,
	2010			2009
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$87	$(1)	$86	$161	$—	$161

	$87	$(1)	$86	$161	$—	$161

	Nine Months Ended September 30,
	2010			2009
	Gross Gains	Gross Losses	Total	Gross Gains	Gross Losses	Total
Fixed maturities	$245	$(101)	$144	$329	$(970)	$(641)

	$245	$(101)	$144	$329	$(970)	$(641)

        Sales and other-than-temporary impairment of available-for-sale investment securities resulted in the following during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds	$1,061	$829	$15,697	$9,252

Gross gains	$87	$161	$245	$329

Gross losses	$(1)	$—	$(101)	$(970)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

3. Investments (Continued)

        Expected maturities may, however, differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities of available-for-sale and held-to-maturity securities at September 30, 2010 and December 31, 2009 by contractual maturity are as follows (in thousands).

	September 30, 2010
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$5,243	$5,331
Due after one year through five years	58,476	62,821
Due six years through ten years	41,027	45,946
Due after ten years	4,401	4,815
Mortgage-backed securities	11,252	12,078

	$120,399	$130,991

Held-to-maturity debt securities:
Due within one year	$401	$407
Due after one year through five years	12,151	12,842
Due six years through ten years	2,489	2,937

	$15,041	$16,186

	December 31, 2009
	Amortized Cost	Fair Value
Available-for-sale fixed maturities:
Due within one year	$3,416	$3,455
Due after one year through five years	46,945	49,623
Due six years through ten years	38,736	40,546
Due after ten years	8,113	8,322
Mortgage-backed securities	10,528	11,211

	$107,738	$113,157

Held-to-maturity debt securities:
Due within one year	$3,364	$3,408
Due after one year through five years	7,873	8,317
Due six years through ten years	5,302	5,519

	$16,539	$17,244

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

3. Investments (Continued)

        Net investment income for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Cash equivalents	$520	$47	$473	$1,164	$316	$848
Fixed maturities	1,587	1,496	91	4,671	4,697	(26)
Equity securities	56	71	(15)	61	221	(160)

	2,163	1,614	549	5,896	5,234	662
Investment expense	(123)	(123)	—	(366)	(287)	(79)

Net investment income	$2,040	$1,491	$549	$5,530	$4,947	$583

        At September 30, 2010, the Company had pledged securities in custody for various State Insurance Departments with carrying values totaling $15.0 million.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

4. Fair Value Measurements (Continued)

        The following table presents the hierarchy used by the Company by asset type to determine their value at September 30, 2010 and December 31, 2009 (in thousands).

	As of September 30, 2010
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$643,351	$643,351	$—	$—
Fixed maturities
Government securities	18,663		18,663
Residential mortgage-backed securities	14,954		14,954
Commercial mortgage-backed securities	2,618		2,565	53
Corporate debt securities	94,756		94,756
Equity securities
Common stock	4,351	4,351
Non-redeemable preferred stock	254	254

Total	$778,947	$647,956	$130,938	$53

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$790,013	$790,013	$—	$—
Fixed maturities
Government securities	15,063		15,064
Residential mortgage-backed securities	18,148		18,148
Commercial mortgage-backed securities	2,524		2,409	115
Corporate debt securities	77,422		77,421
Equity securities
Common stock	121	121
Non-redeemable preferred stock	151	151

Total	$903,442	$790,285	$113,042	$115

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

4. Fair Value Measurements (Continued)

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

        The following table includes a roll forward of the amounts at September 30, 2010 and 2009 for financial instruments classified within Level 3. The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Nine Months Ended September 30,
	2010	2009
Balance at January 1,	$115	$315
Net transfers in	—	4,297
Sales	—	(841)
Realized losses	(65)	—
Change in unrealized gains (losses)	3	(871)

Balance at September 30,	$53	$2,900

        All net realized and unrealized losses in the table above are reflected in the accompanying financial statements. Net realized and unrealized losses relate to those financial instruments held by the Company at September 30, 2010. The Company held three commercial mortgage backed securities in Level 2 as of September 30, 2010, which were previously categorized as Level 3 as of September 30, 2009. The change in classification was due to the availability of quoted market prices for identical and similar securities. The Company had no transfers between Levels 1 and 2 during the nine months ended September 30, 2010.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

4. Fair Value Measurements (Continued)

        The following table presents the carrying value and fair value of assets and liabilities where they differ in value at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$15,041	$16,186
Financial liabilities
Notes payable	$138,350	$136,453

	December 31, 2009
	Carrying Value	Fair Value
Financial assets
Held to maturity fixed maturities	$16,539	$17,244
Financial liabilities
Notes payable	$138,350	$138,208

5. Reserve for Unpaid Losses and Loss Adjustment Expenses

        A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2010 and 2009 is as follows (in thousands).

	Nine Months Ended September 30,
	2010	2009
Balance at January 1,	$33,780	$34,023
Less reinsurance recoverables	(21,102)	(14,613)

Net balance at January 1,	12,678	19,410
Incurred related to:
Current Year	51,733	58,206
Prior Year	1,870	(1,194)

Total incurred	53,603	57,012
Payments related to:
Current Year	(43,559)	(46,416)
Prior Year	(8,363)	(15,027)

Total payments	(51,922)	(61,443)
Net balance at September 30,	14,359	14,979
Plus reinsurance recoverables	37,255	17,490

Balance at September 30,	$51,614	$32,469

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

5. Reserve for Unpaid Losses and Loss Adjustment Expenses (Continued)

        The reserve for losses and loss adjustment expenses includes amounts that may be payable to the sellers of NLASCO by January 2011 based on actual losses incurred compared to the reserve as of the acquisition date. Incurred amounts related to prior years indicate that we were deficient in incurred but not reported as of December 31, 2009, resulting in an expense in the nine months ending September 30, 2010. This is due to adverse development on our homeowners and fire products for the 2009 accident year of $0.8 million and $0.3 million, respectively, and an increase in all other expenses related to a 2008 catastrophe of $0.7 million.

6. Reinsurance Activity

        NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and loss adjustment expenses, or LAE, and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2010, we had reinsurance recoverables with no allowance of approximately $39.8 million.

        NLASCO voluntarily participates as a Write Your Own carrier in the National Flood Insurance Program, or NFIP. The NFIP is administered and regulated by the Federal Emergency Management Agency (FEMA). NLASCO operates as a fiscal agent of the Federal government in the selling and administering of the Standard Flood Insurance Policy. This involves writing the policy, collecting premiums and paying covered claims. All pricing is set by FEMA and all collections are made by the Company.

        The Company cedes 100% of the policies written by the Company on the Standard Flood Insurance Policy to FEMA; however, if FEMA were unable to perform, the Company would have a legal obligation to the policyholders. The terms of the reinsurance agreement are standard terms, which require the Company to maintain its rating criteria, determine policyholder eligibility, issue policies on the Company's paper, endorse and cancel policies, collect from the insureds and process claims. NLASCO receives ceding commissions from NFIP for underwriting administration, claims management, commission and adjuster fees.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

6. Reinsurance Activity (Continued)

        The effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$35,430	$34,272	$32,268	$33,219	$106,548	$99,898	$101,284	$98,490
Reinsurance assumed	1,318	1,265	1,266	1,259	3,923	3,725	3,739	3,817
Reinsurance ceded	(6,036)	(5,421)	(5,621)	(5,328)	(16,522)	(16,075)	(16,386)	(16,091)

Net premiums	$30,712	$30,116	$27,913	$29,150	$93,949	$87,548	$88,637	$86,216

        The effect of reinsurance on incurred losses was as follows for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loss and loss adjustment expense (LAE) incurred	$41,318	$22,061	$82,308	$71,704
Reinsurance recoverables	(23,549)	(7,010)	(28,705)	(14,692)

Net loss and LAE incurred	$17,769	$15,051	$53,603	$57,012

        For the three and nine months ended September 30, 2010 and 2009, NLASCO had incurred losses related to two 2008 catastrophes affecting both gross and ceded losses. These losses were in excess of our retention and fully recoverable with no net effect on net loss and LAE incurred. The primary financial effect is additional reinstatement premium payable to the affected reinsurers.

Multi-line excess of loss coverage

        For all lines of business, retention on any one risk for 2010 is $200,000.

Catastrophic coverage

        NLASCO has five levels of catastrophic excess of loss reinsurance providing for coverage up to $170 million through June 30, 2011 above $1.0 million in retention for ASIC and $6.0 million in retention for NLIC. Total retention for any one catastrophe that affects both NLIC and ASIC is limited to $6 million in the aggregate. NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year. Coverage will lapse after the second event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

7. Income Taxes

        The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current tax (expense) benefit	$(421)	$2,734	$601	$2,746
Deferred tax benefit (expense)	100	(3,670)	171	100

Income tax (expense) benefit	$(321)	$(936)	$772	$2,846

        The decrease in income tax benefit is a direct result of the increased income from operations of NLASCO, as the effective tax rate remained substantially unchanged.

        At September 30, 2010, the Company had net operating loss carryforwards of $45.5 million expiring as follows: $18.0 million in 2023, $20.6 million in 2024 and $6.9 million in 2025.

        The Company has a net deferred tax asset of $8.5 million and $11.5 million at September 30, 2010 and December 31, 2009, respectively. The Company had no valuation allowance on the deferred tax assets as of September 30, 2010 and December 31, 2009. As management anticipates that the Company will have three years with cumulative losses as of December 31, 2010, the Company performed an analysis to determine if it would realize the deferred tax asset.

        Valuation allowances on deferred tax assets are established, if necessary, to reduce deferred tax assets to an amount expected to be recognized. The Company considered all negative and positive evidence available including our cumulative pre-tax loss position since the quarter ending December 31, 2007, less any abnormal occurrences during that period, as well as future taxable income and reversals of existing taxable temporary differences. As we expect to realize our current deferred tax assets through future earnings and reversal of timing differences, the Company concluded there was sufficient positive evidence to outweigh the negative evidence of the prior year cumulative losses.

        As of September 30, 2010, the Company is under a Federal income tax audit and three state income tax audits. The tax years under audit are 2004 through 2009. The Company expects no material impact on its financial position as a result of these Federal and state income tax audits.

8. Statutory Net Income and Capital and Surplus

        The Company's insurance subsidiaries, which are domiciled in the State of Texas, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Texas Department of Insurance, which Texas recognizes for determining solvency under Texas State Insurance Law. The Commissioner of the Texas Department of Insurance has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Texas. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

8. Statutory Net Income and Capital and Surplus (Continued)

change in the future. The Company's insurance subsidiaries have no such permitted statutory accounting practices.

        Texas adopted the National Association of Insurance Commissioners' (NAIC) statutory accounting practices as the basis of its statutory accounting practices with certain differences, which are not significant to the Companies' statutory equity.

        The following is a summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
National Lloyds Insurance Company
Capital and surplus	$90,513	$85,149	$90,513	$85,149
Statutory net income (loss)	$1,764	$3,447	$3,577	$(955)
American Summit Insurance Company
Capital and surplus	$25,313	$27,006	$25,313	$27,006
Statutory net income	$988	$1,615	$789	$2,689

9. Capital and Dividend Restrictions

        The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO's wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed that exceed the greater of ten percent of NLASCO's surplus, as shown by its Annual Statement on file with the Commissioner, and 100% of net income for such period. The subsidiaries paid $6.0 million in dividends to NLASCO in March 2010. At September 30, 2010, the maximum remaining dividend that may be paid to NLASCO in 2010 without regulatory approval is approximately $6.5 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2010, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or "RBC", requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2010, the Company's insurance subsidiaries' RBC ratios exceeded the level at which regulatory action would be required.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

10. Equity and Loss per share

        The following reflects the calculation of loss per share on a basic and diluted basis for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loss per share available to common stockholders:
Income (loss) from operations	$564	$1,683	$(1,574)	$(5,292)
Preferred stock dividends	(1,891)	(2,579)	(7,047)	(7,735)
Redemption of preferred stock	(5,892)	—	(5,892)	—

Loss available to common stockholders	$(7,219)	$(896)	$(14,513)	$(13,027)

Basic loss per share from operations	$(0.13)	$(0.02)	$(0.26)	$(0.23)

Diluted loss per share from operations	$(0.13)	$(0.02)	$(0.26)	$(0.23)

Weighted average share information:
Basic shares outstanding	56,494	56,483	56,491	56,470

Diluted shares outstanding	56,494	56,483	56,491	56,470

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Stock warrants	—	1	—	1
Senior exchangeable Notes	6,718	6,718	6,718	6,718
Stock options	100	310	100	434

Total	6,818	7,029	6,818	7,153

        On July 8, 2010, the board of directors declared a quarterly cash dividend of $0.515625 per share on the Company's Series A Cumulative Redeemable Preferred Stock. The dividend was paid on July 30, 2010, to shareholders of record on July 15, 2010. On August 6, 2010, the Company called for redemption all of the outstanding shares of its 8.25% Series A Cumulative Redeemable Preferred Stock, at a cash redemption price of $25.2063 per share, representing the liquidation preference of $25.00 per share, plus accrued and unpaid dividends to, and including, September 6, 2010, the date of redemption. Prior to their redemption, the shares of Series A Preferred Stock were traded on the New York Stock Exchange under the symbol "HTHPRA".

11. Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

        We are a party to various legal actions resulting from our operating activities. These actions consist of litigation and administrative proceedings arising in the ordinary course of business, some of which

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(unaudited)

11. Commitments and Contingencies (Continued)

are covered by liability insurance, and none of which is expected to have a material adverse effect on our financial condition, results of operations or cash flows taken as a whole.

12. Subsequent Events

        On October 29, 2010 and November 1, 2010, American Summit Insurance Company and National Lloyds Insurance Company, respectively, were notified by the Texas Department of Insurance that a statutory examination has been scheduled in the calendar year 2011/2012. The examination will be as of December 31, 2010, and cover the period since the last examination, which was as of December 31, 2006. We do not expect any significant changes to our financial statements as a result of these examinations by the domiciliary state.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q and the financial information set forth in the tables below.

        Unless the context otherwise indicates, all references in this Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the "Company", "Hilltop", "HTH", "we","us", "our" or "ours" or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly-owned subsidiaries.

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

        For a further discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 11, 2010. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and those risk factors, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to, or effects on, us and our business or operations. Forward-looking statements made in this report speak as of the date of this report or as of the date specifically referenced in any such statement set forth in this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements in this report.

GENERAL STRUCTURE OF THE COMPANY

        We are a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination. In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis. At September 30, 2010, Hilltop and its wholly-owned partnership, HTH Operating Partnership LP (formerly known as Affordable Residential Communities LP) had approximately $600 million of available cash and cash equivalents that could be used for this purpose. No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or effect a combination or, if consummated, successfully integrate or operate the acquired business.

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

        The Company originally received its shelf charter in November 2008. Given the amount of time elapsed since the original application and various other changes, the Office of the Comptroller of the Currency requested that a full, updated application be re-filed. Accordingly, the Company withdrew the original shelf charter application and is re-filing an application that reflects updates and other changes made since the original application. No assurances, however, can be given that the regulatory authorities will grant the shelf charter.

        Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol "HTH". Prior to the full redemption of our Series A Cumulative Redeemable Preferred Stock on September 6, 2010, it was listed on the NYSE under the symbol "HTHPRA".

OVERVIEW OF RESULTS

        For the nine months ended September 30, 2010, net loss attributable to common stockholders was $14.5 million, or $0.26 per share, as compared to net loss of $13.0 million, or $0.23 per share, for the same period in 2009. Net loss from operations accounted for $1.6 million of the net loss for the nine months ended September 30, 2010, compared to $5.3 million of the net loss for the nine months ended September 30, 2009.

        The $3.7 million decrease in net loss from operations for the nine months ended September 30, 2010 compared to the same period in 2009, is primarily due to the decrease in loss and loss adjustment expenses of $3.4 million, an increase in net premiums earned of $1.3 million, an increase in net investment income of $0.6 million and an increase in total realized investment gains of $0.8 million as compared to the same period in 2009. This was partially offset by a decrease in income tax benefit of $2.1 million due to lower operating losses for the nine months ended September 30, 2010.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

        Strategic Acquisitions.    Hilltop is seeking to make opportunistic acquisitions with its cash and, if necessary or appropriate, from additional equity or debt financing sources.

        Insurance Operations.    NLASCO specializes in providing fire and homeowners insurance for low value dwellings and manufactured homes, primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO targets underserved markets that require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents. Within these markets, NLASCO attempts to capitalize on its superior local knowledge to identify profitable underwriting opportunities. NLASCO believes that it distinguishes itself from competitors by delivering products that are not provided by many larger carriers, providing a high level of customer service and responding quickly to the needs of its agents and policyholders. NLASCO applies a high level of selectivity in the risks it underwrites and uses a risk-adjusted return approach to capital allocation.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

        Revenue.    Revenue for the three months ended September 30, 2010 was $33.9 million, as compared to $32.7 million for the same period in 2009. Net premiums earned were $30.1 million for the three months ended September 30, 2010, as compared to $29.2 million for 2009. Net investment income was $2.0 million for the three months ended September 2010, as compared to $1.5 million for the same period in 2009. Other income was $1.6 million for the third quarter in 2010, as compared to $1.9 million for 2009.

        Underwriting Results.    The following table shows the components of the Company's underwriting gain (loss) for the three months ended September 30, 2010 and 2009. The Company's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Three Months Ended September 30,
	2010	2009	Change	% Change
Direct premiums written	$35,430	$32,268	$3,162	9.8%

Net premiums written	$30,712	$27,913	$2,799	10.0%

Net premiums earned	$30,116	$29,150	$966	3.3%
Loss and LAE	17,769	15,051	2,718	18.1%
Policy acquisition and other underwriting expenses	10,733	10,333	400	3.9%

Underwriting gain (loss)	$1,614	$3,766	$(2,152)	-57.1%

Agency expenses	$(473)	$(518)	$45	-8.7%

Loss and LAE ratio	59.0%	51.6%	7.4%
Policy acquisition and other underwriting expense less agency expense ratio	34.1%	33.7%	0.4%
Combined ratio	93.1%	85.3%	7.8%

        The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period. The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period. Combined ratio gives you the sum of both ratios.

        Our combined ratio for the three months ended September 30, 2010 is 93.1%, as compared to 85.3% for the same period in 2009. The 7.8% increase was due to higher losses from non-catastrophic claims and expenses related to the growth in direct written premiums. The increase in the loss and LAE ratio for the three months ended September 30, 2010, compared to the same period in 2009, is primarily due to an increase in frequency and severity of fire losses, partially offset by a decrease in wind and hail losses.

        The Company seeks to operate at a combined ratio of 85.0%, excluding Property Claim Services (PCS) catastrophic events. If PCS identifies a catastrophic event and the Company's losses exceed $250,000 for that event, then management will internally identify the PCS event. Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company's loss ratios. For the three months ended September 30, 2010, catastrophic events that did not exceed our reinsurance retention accounted for $2.3 million of the total loss and loss adjustment expense, as compared to $1.4 million for the same period in 2009. Excluding catastrophic events, our combined ratios for the three months ended September 30, 2010 and 2009 would have been 85.4% and 80.4%, respectively.

        For the three months ended September 30, 2010 and 2009, the Company had incurred losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly. Gross losses incurred from these storms were $16.3 million for the three months ended September 30, 2010, compared to $5.1 million for the same period in 2009. The losses in the three months ended September 30, 2010 relate primarily to lawsuits filed in response to the pending expiration of the statute of limitations. These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable. The primary financial effect is additional reinstatement premium payable to the affected reinsurers. For the three months ended September 30, 2010 and 2009, the Company paid reinstatement premiums of $0.6 million and $0.2 million, respectively.

        Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During the soft market that currently exists, price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business, as well as retain exposures that are adequately priced. Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy by accepting only risks that are appropriately priced, while declining risks which are under priced for the level of coverage provided.

        Direct premiums written by major product line for the three months ended September 30, 2010 and 2009, are presented in the table below (in thousands):

	Three Months Ended September 30,
	2010	2009	Change	% Change
Direct Premiums Written:
Homeowners	$16,943	$14,254	$2,689	18.9%
Fire	11,359	11,541	(182)	-1.6%
Mobile Home	5,082	4,613	469	10.2%
Commercial	1,896	1,724	172	10.0%
Other	150	136	14	10.3%

	$35,430	$32,268	$3,162	9.8%

        Total direct premiums written increased for the three months ended September 30, 2010 for all insurance products, except fire, due to the development of additional insurance products, a new channel of distribution in Oklahoma for our products and increased flood production. New homeowners insurance products generated $3.0 million in direct premiums written for the three months ended September 30, 2010. For the same period in 2010, direct premiums written in Oklahoma increased $0.4 million. Our flood program increased $0.4 million for the three months ended September 30, 2010, as compared to the same period in 2009. In 2010, the Company began non-renewing policies in the first tier of the Texas sea coast and no longer writes full wind coverage along the Texas sea coast due to high losses and reinsurance costs. This has caused a decrease in homeowners and fire direct premiums written of $1.2 million for the three months ended September 30, 2010.

        Net premiums written by major product line for the three months ended September 30, 2010 and 2009, are presented in the table below (in thousands):

	Three Months Ended September 30,
	2010	2009	Change	% Change
Net Premiums Written
Homeowners	$13,700	$11,477	$2,223	19.4%
Fire	10,454	10,530	(76)	-0.7%
Mobile Home	4,676	4,209	467	11.1%
Commercial	1,744	1,573	171	10.9%
Other	138	124	14	11.3%

	$30,712	$27,913	$2,799	10.0%

        Total net premiums written increased for the three months ended September 30, 2010 for all insurance products, except for fire, due to higher direct written premiums of $3.2 million from the same period in 2009, which was offset by an increase in ceded premiums of $0.4 million, which was largely attributable to increased flood production.

        Net premiums earned by major product line for the three months ended September 30, 2010 and 2009, are presented in the table below (in thousands):

	Three Months Ended September 30,
	2010	2009	Change	% Change
Net Premiums Earned:
Homeowners	$13,399	$11,984	$1,415	11.8%
Fire	10,264	10,997	(733)	-6.7%
Mobile Home	4,616	4,396	220	5.0%
Commercial	1,705	1,643	62	3.8%
Other	132	130	2	1.5%

	$30,116	$29,150	$966	3.3%

        Net premiums earned for the three months ended September 30, 2010 increased for all products, except fire, due to growth in net written premiums of $2.8 million, offset by an increase in unearned premiums of $1.8 million.

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the three months ended September 30, 2010 and 2009 was 59.0% and 51.6%, respectively. The loss and LAE ratio is higher for the three months ended September 30, 2010, as compared to the same period in 2009, due to an increase in fire losses, partially offset by a decrease in wind and hail losses.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the three months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009	Change	% Change
Amortization of deferred policy acquisition costs	$7,965	$7,528	$437	5.8%
Other underwriting expenses	2,768	2,805	(37)	-1.3%

Total policy acquisition and other underwriting expenses	10,733	10,333	400	3.9%
Agency expenses	(473)	(518)	45	-8.7%

Total policy acquisition and other underwriting expenses
excluding agency expenses	$10,260	$9,815	$445	4.5%

Net premiums earned	$30,116	$29,150	$966	3.3%

Expense ratio	34.1%	33.7%	0.4%

        Total policy acquisition and other underwriting expenses were $10.7 million for the three months ended September 30, 2010, as compared to $10.3 million for the same period in 2009. This increase is due to an increase in amortization of deferred policy acquisition costs of $0.4 million, which is a result of higher direct written premiums.

        General and Administrative Expense.    General and administrative expense for the three months ended September 30, 2010 and 2009 was $1.7 million.

        Depreciation and Amortization Expense.    Depreciation and amortization expense for the three months ended September 30, 2010 was $0.4 million, largely unchanged as compared to $0.5 million for the three months ended September 30, 2009.

        Interest Expense.    Interest expense for the three months ended September 30, 2010 was $2.3 million, as compared to $2.5 million for the three months ended September 30, 2009, a decrease of $0.2 million, or 8.0%.

        Income Taxes.    The Company had a $0.3 million income tax expense for the three months ended September 30, 2010, compared to $0.9 million for the same period in 2009, as the effective rate was largely unchanged. The expense in 2010 and 2009 was primarily due to the tax expense recorded as a result of operating income of NLASCO of $3.8 million and $5.9 million, respectively.

        Preferred Stock Dividend/Redemption.    On August 6, 2010, the Company called for redemption all of the outstanding shares of its 8.25% Series A Cumulative Redeemable Preferred Stock. The shares of Series A Preferred Stock were redeemed on September 6, 2010, at a cash redemption price of $25.2063 per share, representing the liquidation preference of $25.00 per share, plus accrued and unpaid dividends to, and including, the date of redemption. For the quarter ended September 30, 2010, the dividend was $0.3782, as compared to $0.5156 for the quarter ended September 30, 2009.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $7.2 million for the three months ended September 30, 2010, as compared to net loss of $0.9 million for the three months ended September 30, 2009. The principal reason for the loss in the third quarter of 2010 was the $5.9 million in liquidation preference paid on the redemption of Series A Cumulative Redeemable Preferred Stock.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

        Revenue.    Revenue for the nine months ended September 30, 2010 was $98.4 million, as compared to $95.7 million for the same period in 2009. Net premiums earned were $87.5 million for the first nine months in 2010, as compared to $86.2 million for the first nine months in 2009. Net investment income was $5.5 million for the first nine months of 2010, as compared to $4.9 million for the same period in 2009. Net realized gains were $0.1 million for the nine months ended September 30, 2010, as compared to a $0.6 million loss for the same period in 2009. We had a net realized loss on investments of $0.6 million in the first nine months of 2009, due to the write down and subsequent sale of securities primarily owned by NLASCO. Other income was $5.2 million for the first nine months in 2010, as compared to $5.1 million for the same period in 2009.

        Underwriting Results.    The following table shows the components of the Company's underwriting loss for the nine months ended September 30, 2010 and 2009. The Company's underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Nine Months Ended September 30,
	2010	2009	Change	% Change
Direct premiums written	$106,548	$101,284	$5,264	5.2%

Net premiums written	$93,949	$88,637	$5,312	6.0%

Net premiums earned	$87,548	$86,216	$1,332	1.5%
Loss and LAE	53,603	57,012	(3,409)	-6.0%
Policy acquisition and other underwriting expenses	33,413	32,616	797	2.4%

Underwriting gain (loss)	$532	$(3,412)	$3,944	-115.6%

Agency expenses	$(1,553)	$(1,569)	$16	-1.0%

Loss and LAE ratio	61.2%	66.1%	-4.9%
Policy acquisition and other underwriting expense less agency expense ratio	36.4%	36.0%	0.4%
Combined ratio	97.6%	102.1%	-4.5%

        The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period. The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period. Combined ratio gives you the sum of both ratios.

        Our combined ratio for the nine months ended September 30, 2010 is 97.6%, as compared to 102.1% for the same period in 2009. The decrease in the loss and LAE ratio for the nine months ended September 30, 2010, compared to the same period in 2009, is primarily due to decreases in our non-catastrophic claims, specifically the hail and fire losses that tend to be more severe than wind losses.

        The Company seeks to operate at a combined ratio of 85.0%, excluding Property Claim Services (PCS) catastrophic events. If PCS identifies a catastrophic event and the Company's losses exceed $250,000 for that event, then management will internally identify the PCS event. Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company's loss ratios. For the nine months ended September 30, 2010, catastrophic events that did not exceed our reinsurance retention accounted for $10.3 million of the total loss and loss adjustment expense, as compared to $9.7 million for the same period in 2009. Excluding catastrophic events, our combined ratios for the nine months ended September 30, 2010 and 2009 would have been 85.9% and 90.8%, respectively.

        For the nine months ended September 30, 2010 and 2009, the Company had incurred losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly. Gross losses incurred from these storms were $19.9 million for the nine months ended September 30, 2010, compared to $15.7 million for the same period in 2009. The losses in the nine months ended September 30, 2010 relate primarily to lawsuits filed in response to the pending expiration of the statute of limitations. These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable. The primary financial effect is additional reinstatement premium payable to the affected reinsurers. For the three months ended September 30, 2010 and 2009, the Company paid reinstatement premiums of $0.8 million and $0.7 million, respectively.

        Premiums.    The property and casualty insurance industry is affected by soft and hard market business cycles. During the soft market that currently exists, price competition tends to increase as insurers are willing to reduce premium rates in order to maintain growth in premium volume. The soft market makes it more difficult to attract new business, as well as retain exposures that are adequately priced. Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy by accepting only risks that are appropriately priced, while declining risks that are under priced for the level of coverage provided.

        Direct premiums written by major product line for the nine months ended September 30, 2010 and 2009, are presented in the table below (in thousands):

	Nine Months Ended September 30,
	2010	2009	Change	% Change
Direct Premiums Written:
Homeowners	$48,479	$43,970	$4,509	10.3%
Fire	35,286	36,717	(1,431)	-3.9%
Mobile Home	16,939	15,514	1,425	9.2%
Commercial	5,535	4,748	787	16.6%
Other	309	335	(26)	-7.8%

	$106,548	$101,284	$5,264	5.2%

        Total direct premiums written increased for the nine months ended September 30, 2010, for all insurance products, except for fire and other, due to the development of additional insurance products and a new channel of distribution in Oklahoma for our products. New homeowners insurance products generated $6.3 million in direct written premiums for the nine months ended September 30, 2010. For the same period in 2010, direct written premiums in Oklahoma increased $1.1 million. In 2010, the Company began non-renewing policies in the first tier of the Texas sea coast and no longer writes full wind coverage along the Texas sea coast due to high losses and reinsurance costs. This has caused a decrease in homeowners and fire direct premiums written of $3.6 million for the nine months ended September 30, 2010. Mobile home products increased $1.4 million due to increased production in Oklahoma, Georgia, Tennessee and Texas.

        Net premiums written by major product line for the nine months ended September 30, 2010 and 2009, are presented in the table below (in thousands):

	Nine Months Ended September 30,
	2010	2009	Change	% Change
Net Premiums Written
Homeowners	$40,386	$36,197	$4,189	11.6%
Fire	32,548	33,594	(1,046)	-3.1%
Mobile Home	15,625	14,195	1,430	10.1%
Commercial	5,105	4,344	761	17.5%
Other	285	307	(22)	-7.2%

	$93,949	$88,637	$5,312	6.0%

        Total net premiums written increased for the nine months ended September 30, 2010 for all lines of business, except fire and other, due to higher direct written premiums of $5.3 million, offset in part by an increase in ceded premiums of $0.1 million.

        Net premiums earned by major product line for the nine months ended September 30, 2010 and 2009, are presented in the table below (in thousands):

	Nine Months Ended September 30,
	2010	2009	Change	% Change
Net Premiums Earned:
Homeowners	$37,636	$35,208	$2,428	6.9%
Fire	30,330	32,677	(2,347)	-7.2%
Mobile Home	14,560	13,807	753	5.5%
Commercial	4,757	4,225	532	12.6%
Other	265	299	(34)	-11.4%

	$87,548	$86,216	$1,332	1.5%

        Net premiums earned for the nine months ended September 30, 2010 were up as compared to 2009 due to the increase in net premiums written of $5.3 million, offset by an increase in unearned premiums of $4.0 million.

        Loss and Loss Adjustment Expenses.    Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned. The loss and LAE ratio for the nine months ended September 30, 2010 and 2009 was 61.2% and 66.1%, respectively. The loss and LAE ratio is lower for the nine months ended September 30, 2010, as compared to the same period in 2009, due to a decrease in wind and hail losses.

        Policy Acquisition and Other Underwriting Expenses.    Policy acquisition and other underwriting expenses for the nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009	Change	% Change
Amortization of deferred policy acquisition costs	$23,085	$22,500	$585	2.6%
Other underwriting expenses	10,328	10,116	212	2.1%

Total policy acquisition and other underwriting expenses	33,413	32,616	797	2.4%
Agency expenses	(1,553)	(1,569)	16	-1.0%

Total policy acquisition and other underwriting expenses
excluding agency expenses	$31,860	$31,047	$813	2.6%

Net premiums earned	$87,548	$86,216	$1,332	1.5%

Expense ratio	36.4%	36.0%	0.4%

        Total policy acquisition and other underwriting expenses are up $0.8 million due to the increase in amortization of deferred policy acquisition costs of $0.5 million and an increase in other underwriting expenses of $0.2 million as a result of $5.3 million higher direct written premiums.

        General and Administrative Expense.    General and administrative expense for the nine months ended September 30, 2010 was $5.6 million, as compared to $5.3 million for the nine months ended September 30, 2009, an increase of $0.3 million, or 6%. This increase was mainly due to an increase in professional services related to potential acquisitions of $0.8 million, which was offset by decreases in salaries and benefits.

        Depreciation and Amortization Expense.    Depreciation and amortization expense was $1.3 million for the nine months ended September 30, 2010, as compared to $1.5 million for the same period in 2009.

        Interest Expense.    Interest expense for the nine months ended September 30, 2010 was $6.7 million, as compared to $7.4 million for the nine months ended September 30, 2009, a decrease of $0.7 million, or 9.0%. The decrease in interest expense is due to a decrease in the payable to the prior owner for redundant loss reserves as payment was made to the prior owner in February 2010.

        Income Taxes.    The Company had a $0.8 million income tax benefit for the nine months ended September 30, 2010, compared to a $2.8 million benefit for the same period in 2009, as the effective rate was largely unchanged. The benefit in 2009 is primarily due to the tax benefit recorded as a result of the operating losses of HTH parent only, offset by operating profits of NLASCO.

        Preferred Stock Dividend/Redemption.    On March 11, 2010 and June 10, 2010, the HTH board of directors declared quarterly cash dividends of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2010 and July 30, 2010, amounting to $2.6 million on each disbursement date. On August 6, 2010, the Company called for redemption all of the outstanding shares of its Series A Preferred Stock. The Series A Preferred Stock was redeemed on September 6, 2010, at a cash redemption price of $25.2063 per share, representing the liquidation preference of $25.00 per share, plus accrued and unpaid dividends to, and including, the date of redemption. For the nine months ended September 30, 2010, the dividend was $1.4094 as compared to $1.5468 in the nine months ended September 30, 2009.

        Net Loss Attributable to Common Stockholders.    As a result of the foregoing, our net loss attributable to common stockholders was $14.5 million for the nine months ended September 30, 2010, as compared to $13.0 million net loss for the nine months ended September 30, 2009. The principal reasons for the loss in the first nine months of 2010 are incurred losses on wind, Oklahoma hail storms and fire related claims, interest expense on outstanding debt, the $5.9 million liquidation preference on the redemption of preferred stock and the lack of meaningful investment returns due to the conservative nature of the investments.

LIQUIDITY AND CAPITAL RESOURCES

General

        Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined book value of $931 million at September 30, 2010. At September 30, 2010, the Company had invested approximately $600 million in overnight deposits at JP Morgan Chase, Merrill Lynch, Citibank, and Wells Fargo. These deposits are in excess of the Federal Deposit Insurance Corporation insurance limit, however, the Company does not believe that it is exposed to any significant credit risk on cash based on the size and financial strength of the financial institutions in which the funds are held.

        Hilltop is seeking to make opportunistic acquisitions with its available cash and, if necessary or appropriate, from additional equity or debt financing sources.

        At September 30, 2010, we had approximately $643.4 million of cash and cash equivalents and $150.6 million of investments, as compared to $790.0 million of cash and cash equivalents and $130.0 million of investments as of December 31, 2009. The $146.6 million decrease in cash and cash equivalents was due to the $125.0 million redemption of the Series A Preferred Stock and an increase in investments.

        As of September 30, 2010, our short-term liquidity needs included funds to pay our insurance claims and funds to service our debt.

        On July 20, 2010, HTH Operating Partnership LP (formerly known as Affordable Residential Communities LP), a wholly-owned subsidiary of Hilltop, commenced a Put Right Purchase Offer for its 7 1/2% Senior Exchangeable Notes due 2025, or the Senior Notes. The principal purpose of the Put Right Purchase Offer was to comply with the terms and conditions set forth in the Indenture governing the Senior Notes, which required HTH Operating Partnership LP to offer to purchase, for cash, Senior Notes owned by holders thereof for 100% of the principal amount of such Senior Notes, plus accrued and unpaid interest up to, but not including, August 16, 2010. The Put Right Purchase Offer was made only through the Put Right Purchase Offer documents. No Senior Notes were tendered to the Company prior to the expiration of the Put Right Purchase Offer.

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

        Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner of the Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company's surplus, as shown by its last statement on file with the Commissioner, and 100% of net income for such period. NLIC and ASIC paid dividends totaling $6.0 million to NLASCO in March 2010. At September 30, 2010, the maximum additional dividends that may be paid to NLASCO in 2010 without regulatory approval is approximately $6.5 million.

        Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2010, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

        Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or "RBC", requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2010, the Company's insurance subsidiaries' RBC ratios exceeded the level at which regulatory action would be required.

        We believe that restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to carry out our normal business activities, including debt payments on our senior exchangeable notes.

Sources and Uses of Funds

        Our primary investment objective is to preserve capital. Our strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments constitute $789.4 million, or 99.4%, of our investments at September 30, 2010. There is no intent to dispose of these investments at this time, other than those securities with previously taken other-than-temporary impairment in which the Company intends to sell before maturity. Our bonds are substantially in readily marketable securities.

        Our investment committee meets regularly to review the portfolio performance and investment markets in general. Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

        Cash provided by operations was $2.5 million for the nine months ended September 30, 2010, due to increases in unearned premiums of $6.8 million, which is a direct result of higher gross written premiums, deferred income taxes of $2.7 million, depreciation and amortization of $1.3 million and a decrease in income taxes receivable of $1.2 million, mostly due to the receipt of a federal income tax refund of $1.9 million in the quarter ended September 30, 2010, which were offset by an increase in deferred acquisition costs of $1.9 million, decreases in the payable to related party of $3.5 million, changes in operating assets and liabilities of $2.8 million and net loss of $1.6 million. Cash provided by operations was $14.8 million for the nine months ended September 30, 2009, primarily due to the decrease in income tax receivable of $22.0 million, offset by the net loss of $5.3 million and the $7.3 million change in operating assets and liabilities.

        Cash used in investing activities was $15.4 million in the nine months ended September 30, 2010 primarily due to the purchase of available-for-sale securities of $39.0 million, which was partially offset by proceeds from sales and maturities of available-for-sale securities of $22.3 million. Cash used in investing activities was $228.7 million for the nine months ended September 30, 2009 primarily due to the net purchases of $250.0 million of available for sale securities at HTH in September 2009.

        Cash used in financing activities was $133.8 million for the nine months ended September 30, 2010, compared with cash used in financing activities of $7.7 million in the same period in 2009. The decrease in cash used in financing activities was primarily due to the $125.0 million used for the redemption of the Series A Preferred Stock in September 2010.

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

        From time to time, Hilltop or HTH Operating Partnership LP may utilize its cash on hand to purchase its common stock or 7 1/2% Senior Exchangeable Notes due 2025, respectively, in open market or negotiated transactions. The foregoing shall not, however, constitute an offer to purchase these securities or a solicitation of an offer to purchase these securities.

Inflation

        Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2010 and 2009. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves (in thousands)
2010	$10,374
2011	21,626
2012	9,807
2013	6,245
2014	3,097
Thereafter	465

$51,614

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of nine months ended September 30, 2010, we had no derivative financial instruments.

        As of September 30, 2010, our total debt outstanding was approximately $138.4 million, comprised of approximately $90.9 million, or 65.7%, of indebtedness subject to fixed interest rates and approximately $47.5 million, or 34.3% of our total consolidated debt, subject to variable interest rates.

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

        The fair value of debt outstanding as of September 30, 2010 was approximately $136.4 million.

        The following table sets forth certain information with respect to our indebtedness outstanding as of September 30, 2010 (in thousands).

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

PART II. OTHER INFORMATION

ITEM 5.    EXHIBITS

  (a)
  Exhibits:

    See Exhibit Index

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.
Date: November 4, 2010
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