Form 10-K
period 2010-12-31
Hilltop Holdings Inc.
filed 2011-03-11
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2010, was approximately $398 million.  For purposes of this computation, all officers, directors and 10% stockholders were deemed to be affiliates.  This determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.  The number of shares of the registrant’s common stock outstanding at March 11, 2011 was 56,496,619.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2011 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to the “Company,” “Hilltop,” “HTH,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc.(formerly known as Affordable Residential Communities Inc.) and its direct and indirect wholly-owned subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, included in this Annual Report on Form 10-K that address results or developments that we expect or anticipate will or may occur in the future, where statements are preceded by, followed by or include the words “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our liquidity and sources of funding, our capital expenditures, our products, market trends, operations and business, are forward-looking statements.

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

•                  failure of NLASCO, Inc.’s insurance subsidiaries to maintain their respective A.M. Best ratings;

•                  failure to maintain NLASCO, Inc.’s current agents;

•                  lack of demand for insurance products;

•                  cost or availability of adequate reinsurance;

•                  changes in key management;

•                  severe catastrophic events in our geographic area;

•                  failure of NLASCO, Inc.’s reinsurers to pay obligations under reinsurance contracts;

•                  failure of NLASCO, Inc. to maintain sufficient reserves for losses on insurance policies;

•                  failure to successfully implement NLASCO, Inc.’s new information technology system; and

•                  failure of NLASCO, Inc. to maintain appropriate insurance licenses.

For a further discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in this report.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to, or effects on, us and our business or operations.  Forward-looking statements made in this report speak as of the date of this report or as of the date specifically referenced in any such statement set forth in this report.  We undertake no obligation to update or revise any forward-looking statements in this report.

PART I

ITEM 1.  BUSINESS

General Information

We are a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination.  In connection with that strategy, we are identifying and evaluating potential targets across all industries on an ongoing basis.  At December 31, 2010, we had approximately $600 million aggregate available cash and cash equivalents that may be used for this purpose.  No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or effect a combination or, if consummated, successfully integrate or operate the acquired business.

The Company originally received its shelf charter in November 2008.  Given the amount of time elapsed since the original application and various other changes, the Office of the Comptroller of the Currency requested that a full, updated application be re-filed.  Accordingly, the Company withdrew the original shelf charter application and re-filed an application that reflects updates and other changes made since the original application.  No assurances, however, can be given that the regulatory authorities will grant the shelf charter.

We also provide fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States through our wholly-owned property and casualty insurance holding company, NLASCO, Inc., or NLASCO.  We acquired NLASCO in January 2007.  NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company, (“NLIC”), and American Summit Insurance Company, (“ASIC”).

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

NLIC and ASIC carry a financial strength rating of “A” (Excellent) by A.M. Best.  An “A” rating is the third highest of 16 rating categories used by A.M. Best.  Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance.  This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and loss adjustment expenses, and is subject to revocation or revision at any time at the sole discretion of A.M. Best.

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “HTH.”

Our principal office is located at 200 Crescent Court, Suite 1330, Dallas, Texas 75201, and our telephone number at that location is (214) 855-2177.  Our internet address is www.hilltop-holdings.com.

We currently are subject to the reporting requirements of the Exchange Act and, therefore, file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC.  These filings, and amendments to these filings, may be accessed, free of charge, on the investor relations page of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  Additionally, any materials that we file with, or furnish to, the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for more information regarding the operations of the SEC Public Reference Room.  The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers, such as ourselves, that file electronically with the SEC.  Our codes of conduct and ethics, including amendments to, and waivers of, those codes, our corporate governance guidelines, director independence criteria and board committee charters can be accessed, free of charge, on our website, as well.  We will provide, at no cost, a copy of these documents upon request by telephone or in writing at the above phone number or address, attention: Investor Relations. The references to our website address do not constitute incorporation by reference of the information contained on our website into, and should not be considered a part of, this Annual Report on Form 10-K.

In 2010, our Chief Executive Officer certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s listing standards, and that he is unaware of any violation by us of the NYSE’s corporate governance listing standards.

Company Background

We were formed in 1998 under the name “Affordable Residential Communities Inc.” as a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT.  Until July 2007, we primarily engaged in the acquisition, renovation, repositioning and operation of all-age manufactured home communities, the retail sale and financing of manufactured homes, the rental of manufactured homes and other related businesses, including acting as agent in the sale of homeowners’ insurance and related products, to residents and prospective residents of those communities.  Our primary operations previously were conducted through an operating partnership, in which we owned a general partnership interest.

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

On July 31, 2007, we sold substantially all of the operating assets used in our manufactured home communities business and our retail sales and financing business to American Residential Communities LLC.  We intend to make opportunistic acquisitions with certain of the remaining proceeds from this transaction and, if necessary or appropriate, from additional equity or debt financing sources.  In conjunction with this transaction, we transferred to the buyer the rights to the “Affordable Residential Communities” name, changed our name to Hilltop Holdings Inc., and moved our headquarters to Dallas, Texas.

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

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. Both NLIC and ASIC carry a financial strength rating of “A” (Excellent) by A.M. Best.

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

The property and casualty insurance industry, historically, has been subject to cyclical fluctuations in pricing and availability of insurance coverage. “Soft” markets are often characterized by excess underwriting capital and involve intense price competition, erosion of underwriting discipline and poor operating performance. These market conditions usually lead to a period of diminished underwriting capacity after insurance companies exit unprofitable lines and exhibit greater underwriting discipline and increase premium rates. This latter market condition is called a “hard” market. The insurance market may not always be hard or soft; rather, it could be hard for one line of business and soft for another. The market at the start of 2011 is likely to be characterized as soft for property risks in NLASCO’s operating area; however, in coastal areas, due to the hurricane activity in recent years, those markets are considered hard.

Product Lines

Personal and Commercial Lines

The NLASCO companies specialize in writing fire and homeowners insurance coverage for low value dwellings and manufactured homes. The vast majority of NLASCO’s property coverage is written on policies that provide actual cash value payments, as opposed to replacement cost. Under actual cash value policies, the insured is entitled to receive only the cost of replacing or repairing damaged or destroyed property with comparable new property, less depreciation. Additionally, most of NLASCO’s property policies exclude coverage for water and mold damage.

In 2010, NLASCO expanded its homeowners insurance products to include replacement cost coverage, which also includes limited water coverage.  These new products are being marketed and sold in various states; however, the primary market is Texas. The development and implementation of these new products has contributed to the premium growth at NLASCO in 2010.

NLASCO’s business is conducted with two product lines, its personal lines and its commercial lines. The personal lines include homeowners, dwelling fire, manufactured home, flood and vacant policies.  The commercial lines include commercial, builders risk, builders risk renovation, sports liability and inland marine policies.

Set forth below is certain financial data broken down by line of business (in millions):

	For The Year Ended December 31,
	2010	2009	2008
Gross Premiums Written
Personal lines	$136.5	$129.5	$131.8
Commerical lines	7.9	6.7	6.2
Total	$144.4	$136.2	$138.0

Net Operating income
Personal lines	$4.9	$5.9	$(3.1)
Commerical lines	2.3	0.8	0.5
Total	$7.2	$6.7	$(2.6)

Total Assets
Personal lines	$297.5	$256.3	$247.6
Commerical lines	27.4	23.6	22.8
Total	$324.9	$279.9	$270.4

Geographic Markets

The following table sets forth NLASCO’s total gross written premiums by state for the periods shown (in millions):

	For The Year Ended December 31,
	2010	2009	2008
Gross Written Premiums
Texas - Flood	$5.9	$5.9	$5.3
Texas - North	26.2	20.7	21.2
Texas - South	29.6	34.4	34.9
Texas - Central	9.6	9.4	9.4
Texas - West	15.5	13.0	13.5
Texas - Panhandle	7.1	6.8	7.3
Texas - East	14.1	13.4	13.2

Texas - Total	108.0	103.7	104.8

Arizona	11.3	11.3	11.8
Tennessee	8.6	7.8	8.0
Oklahoma	6.8	5.1	5.2
Georgia	3.3	1.6	1.1
Louisiana	3.0	3.0	3.0
Missouri	1.2	1.4	1.6
Nevada	1.0	1.1	1.2
All other states	1.2	1.2	1.3

TOTAL	$144.4	$136.2	$138.0

NLASCO underwrites insurance coverage primarily in Texas, as well as other states in the south and southwest regions.

Distribution

NLASCO distributes its insurance products through a broad network of independent agents in 23 states and a select number of managing general agents, referred to as MGAs.  NLASCO has a preference for doing business with agents that desire a long-term relationship that will result in mutual profitability and value for both parties.  NLASCO believes that “relationship” agents are more oriented to the long-term and desire a meaningful relationship with their customers and the insurers they represent.  NLASCO’s top ten agents accounted for only 9.9%, 9.9% and 10.1% of direct premiums written in 2010, 2009 and 2008, respectively, and as of December 31, 2010, the average tenure of the top 25 agencies was over 12 years.

Underwriting and Pricing

NLASCO applies its regional expertise, underwriting discipline and a risk-adjusted, return-on-equity based approach to capital allocation to primarily offer short-tail insurance products in its target markets.  NLASCO’s underwriting process involves securing an adequate level of underwriting information from its independent agents, identifying and evaluating risk exposures and then pricing the risks it chooses to accept.

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

Pricing levels are established by NLASCO’s senior management with the assistance of a consulting actuary.  Pricing balances NLASCO’s return requirements along with the legal/regulatory environment in each particular geographic region.  Management reviews pricing on a quarterly basis to monitor any emerging issues, such as the mold crisis that hit Texas in 2003. NLASCO’s statistical database allows this analysis to be performed on a specific coverage or geographic territory.  In 2010, ASIC increased premium rates in Arizona and Louisiana and NLIC increased rates in Georgia, Oklahoma, Texas and Tennessee.

Catastrophe Exposure

NLASCO maintains a comprehensive risk management strategy, which includes actively monitoring its catastrophe prone territories by zip code to ensure a diversified book of risks.  NLASCO utilizes software and risk support from its reinsurance brokers to analyze its portfolio and catastrophe exposure.  Biannually, NLASCO has its entire portfolio analyzed by its reinsurance broker who utilizes hurricane models to predict risk.  Based on this information and management’s active role in risk management, NLASCO makes decisions on what geographic areas to write risks.  Over the years, NLASCO has adjusted its business based on its perceived risk of catastrophe losses.  For example, in 2005, ASIC withdrew from the Mississippi market to mitigate its catastrophe exposure in that area, and in 2006, it stopped writing new policies that cover wind damage along the seacoast of Louisiana. In 2009, NLASCO decided not to renew wind policies for properties within the Texas seacoast.  All policies in catastrophe prone areas will exclude wind by the end of February 2011.

In recent years, NLASCO’s catastrophe exposure primarily resulted from property policies in Cameron, Harris, Jefferson and Nueces Counties in Texas, which include the densely populated Houston metropolitan area and the cities extending from the northern tip to the southern point on the Texas Gulf Coast.  All of this territory is exposed to potential wind storm activity from the Gulf of Mexico.  By not renewing wind policies on the Texas seacoast, which is exposed to the majority of potential wind storm activity, NLASCO’s primary catastrophe exposure will be limited to property policies in Harris County.  NLASCO also is exposed to hail and other catastrophic events in the Texas panhandle and plains states.

In 2010, the coastal area represented 12% of Texas state-wide premiums; however, less than 1% of these coastal policies included full wind coverage.  The panhandle represents 7% of Texas state-wide premiums.

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

In order for a loss to be covered under the Program, as presently constituted, aggregate industry losses of $100 million must be satisfied.  Further, the losses must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, Secretary of State and Attorney General.  The original Program excluded from participation certain of the following types of insurance:  Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance and reinsurance.  The 2005 Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers), surety, burglary and theft and farm-owners multi-peril.  In the case of a war declared by Congress, only workers’ compensation losses are covered by the Program.  The Program generally requires that all commercial property and casualty insurers licensed in the United States participate in the Program.  Under the Program, a participating insurer is entitled to be reimbursed by the Federal government for a percentage of subject losses, after an insurer deductible, subject to an annual cap.  The Federal reimbursement percentage was fixed by the Reauthorization Act at 85%.  The deductible is calculated by applying the deductible percentage to the insurer’s direct earned premiums for covered lines.  The deductible under the Program is fixed at 20%.  NLASCO’s deductible under the Program was $1.4 million for 2010 and is estimated to be $1.6 million in 2011.  The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion.  Once subject losses have reached $100 billion aggregate amount during a Program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses that exceed the $100 billion cap.  When insured losses under the Program exceed the $100 billion cap, the insured losses are subject to pro-rata sharing based upon regulations promulgated by the U.S. Treasury.  Additionally, under the Reauthorization Act, the timing of mandatory recoupment of the Federal reimbursement through policyholder surcharges was accelerated.

On December 14, 2009, two final rules with respect to the Program were published in the Federal Register.  The first rule describes how the Treasury will calculate the amounts to be recouped from insurers and establishes procedures for insurers to use in collecting Federal Terrorism Policy Surcharges and remitting them to the Treasury.  The second rule describes how the Treasury intends to determine the pro rata share of insurance losses under the Program when losses otherwise would exceed the annual monetary cap.  NLASCO had no terrorism-related losses in 2010.

Reinsurance

NLASCO purchases reinsurance to reduce its exposure to liability on individual risks and claims and to protect against catastrophe losses.  NLASCO’s management believes that less volatile, yet reasonable returns are in the long-term interest of NLASCO and, as a result, maintains a conservative reinsurance program.  NLASCO generated direct premiums written totaling $138.5 million, net of flood policies, in 2010 and paid approximately $13.7 million in catastrophe reinsurance premiums prior to any reinstatement premiums.

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

We believe that NLASCO’s financial stability is substantially protected from catastrophic events through several excess of loss reinsurance contracts that combine to provide a mix of coverage against various types and combinations of catastrophe losses.  As noted in the section titled “Risk Factors,” NLASCO is exposed to catastrophic losses that could exceed the limits of reinsurance and negatively impact its financial position and results of operations.  The Company purchases catastrophe excess of loss reinsurance to a limit that exceeds the Hurricane 500-year return time, as modeled by RMS Risk Link v. 10.0 and AIR v 12.0.

In formulating its reinsurance programs, NLASCO believes that it is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation.  In an effort to minimize exposure to the insolvency of reinsurers, NLASCO evaluates the acceptability, and continuously monitors the financial condition, of each reinsurer.  NLASCO enters into reinsurance agreements only with reinsurers that have an A.M. Best financial strength rating of “A- (Excellent)” (fourth highest of 16 categories) or better, or at least an “A” rating by Standard & Poors.  If a reinsurer rating subsequently drops below “A- (Excellent),” NLASCO can cancel or replace the reinsurer.  As of December 31, 2010, 100% of NLASCO’s paid loss recoverables were from reinsurers rated “A- (Excellent)” or better by A.M. Best.  To further minimize exposure to reinsurer insolvency, NLASCO spreads reinsurance treaties among many reinsurers.  NLASCO reviews retention levels each year to maintain a balance between the growth in surplus and the cost of reinsurance.  NLASCO had no losses from unrecoverable reinsurance in 2010.

NLASCO’s ten largest net receivable balances from reinsurers as of, and for the year ended, December 31, 2010 were as follows (in millions):

	Year Ended December 31, 2010
	A.M. Best		Balances
	Financial		Due from	Prepaid	Net
	Strength	Ceded	Reinsurance	Reinsurance	Receivable
	Rating	Premiums	Companies	Premiums	Balance(1)
Federal Emergency Management Agency	N/A	$5.9	$1.1	$4.9	$6.0
Endurance Specialty Insurance Ltd	A	0.3	5.6	—	5.6
Ariel Reinsurance Company Limited	A-	1.3	4.7	—	4.7
Platinum Underwriters Reinsurance, Inc.	A	1.8	4.3	—	4.3
Arch Reinsurance Company	A	1.5	3.0	—	3.0
MS Frontier Reinsurance Limited	A	0.5	2.8	—	2.8
Munich Reinsurance America, Inc.	A+	1.3	2.8	—	2.8
Validus Reinsurance Ltd	A-	0.1	2.0	—	2.0
Amlin Bermuda Limited	A	0.7	1.9	—	1.9
Transatlantic Reinsurance Company	A	0.5	1.5	—	1.5

(1) The net receivable balance includes balances due from reinsurance companies, contingent commissions, prepaid reinsurance premiums and ceded contingent commissions, less balances due to reinsurance companies.

As of December 31, 2010, NLIC had reinsurance for up to $164 million of losses per event in excess of $6 million retention by NLIC.  This reinsurance is comprised of four layers of protection: $19 million in excess of $6 million retention; $25 million in excess of a $25 million loss; $90 million in excess of a $50 million loss; and $30 million in excess of a $140 million loss (the two upper layers also comprise a $120 million in excess of $50 million layer).  NLIC retains no participation in any of the layers, other than the first $6 million retention.

As of December 31, 2010, ASIC had reinsurance for up to $169 million of losses per event in excess of a $1 million retention by ASIC.  This reinsurance is comprised of five layers of protection: $5 million in excess of $1 million retention; $19 million in excess of $6 million retention; $25 million in excess of a $25 million loss; $90 million in excess of a $50 million loss; and $30 million in excess of a $140 million loss (the two upper layers also comprise a $120 million in excess of $50 million layer).   ASIC retains no participation in any of the layers, other than the first $1 million retention.

As of January 1, 2011, the Company renewed its reinsurance contract for its first and second layers of reinsurance.  Per the contract renewal, the Company increased its retention at NLIC to $8 million; therefore, NLIC will have reinsurance for up to $162 million in losses per event in excess of $8 million retention.  ASIC expanded its underlying coverage to $7 million excess of $1 million retention to correspond with the increased NLIC retention.  The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $90 million in excess of a $50 million loss; and $30 million in excess of a $140 million loss (the two upper layers also comprise a $120 million in excess of $50 million layer).  NLIC and ASIC retains no participation in any of the layers, other than the first $8 million and $1 million retention, respectively.   The projected premiums on these treaties for NLIC and ASIC are $9.8 and $1.7 million, respectively, in 2011.

As of December 31, 2010, total retention for any one catastrophe that affects both NLIC and ASIC is limited to $6 million in the aggregate.

In addition to the catastrophe reinsurance noted above, both NLIC and ASIC participate in an excess of loss program with General Reinsurance Corporation.  The General Reinsurance Corporation program is limited to each risk with respect to property and liability in the amount of $800,000 for each of NLIC and ASIC.  Each of NLIC and ASIC retain $200,000 in this program.

Liabilities for Unpaid Losses and Loss Adjustment Expenses

NLASCO’s liabilities for losses and loss adjustment expenses include liabilities for reported losses, liabilities for incurred but not reported, or IBNR, losses and liabilities for loss adjustment expenses, or LAE, less a reduction for reinsurance recoverables related to those liabilities.  The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.  The amounts of liabilities for IBNR losses and LAE are estimated on the basis of historical trends, adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors.  Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation.  Liabilities for LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims.  Based upon the contractual terms of the reinsurance agreements, reinsurance recoverables offset, in part, NLASCO’s gross liabilities.

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss.  NLASCO’s liabilities for unpaid losses represent the best estimate at a given point in time of what it expects to pay claimants, based on facts, circumstances and historical trends then known.  During the loss settlement period, additional facts regarding individual claims may become known and, consequently, it often becomes necessary to refine and adjust the estimates of liability.

The table below presents one-year development information on changes in the liability for losses and LAE and a reconciliation of liabilities on a direct premiums written and net premiums written basis for the twelve months ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Balance at January 1,	$33,780	$34,023
Less reinsurance recoverables	(21,102)	(14,613)
Net balance at January 1,	12,678	19,410

Incurred related to:
Current Year	69,044	71,509
Prior Period	1,899	(1,214)
Total incurred	70,943	70,295

Payments related to:
Current Year	(59,560)	(61,372)
Prior Year	(8,952)	(15,655)
Total payments	(68,512)	(77,027)

Net balance at December 31,	15,109	12,678
Plus reinsurance recoverables	43,773	21,102
Balance at December 31,	$58,882	$33,780

NLASCO’s claim reserving practices are designed to set liabilities for losses and LAE that, in the aggregate, are adequate to pay all claims at their ultimate loss cost, net of anticipated salvage and subrogation.  Thus, NLASCO’s estimates are not discounted for inflation or other factors.

The reserve for losses and loss adjustment expenses includes amounts that may be due to or from the sellers of NLASCO upon settlement in 2011 based on actual losses incurred applicable to the reserve as of the acquisition date.  Incurred amounts related to prior year indicate that we were deficient in incurred but not reported as of December 31, 2009, resulting in an expense in the year ending December 31, 2010.  This is due to adverse development on our homeowners and fire products for the 2009 accident year of $1.0 million and $0.5 million, respectively, due to an increase in the frequency of our late reported claims.  There was also an increase in all other expenses related to a 2008 catastrophe of $0.6 million.   For the year ended December 31, 2009, incurred amounts related to the year ended 2008 were redundant in incurred but not reported due to redundancy attributable to our homeowners product for the 2008 and prior accident years, which resulted in a benefit of $1.2 million.

Loss Development

NLASCO estimates the aggregate amount of losses and LAE ultimately required to settle all claims for a given period.  The following tables present the development of estimated liability for losses and LAE, net of reinsurance, for the years 2001 through 2010 of NLIC and ASIC.  These tables present accident or policy year development data.  The first line of the table shows, for the years indicated, net liability, including IBNR, as originally estimated.  For example, as of December 31, 2001, NLIC estimated that $12.2 million would be a sufficient net liability to settle all unsettled claims retained by it that had occurred prior to December 31, 2001, whether reported or unreported.  The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated.  For example, as indicated in that section of the table, the original net liability of $12.2 million was re-estimated to be $12.7 million at December 31, 2005 (four years later).  The increase in the original estimate is caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated; (2) the net liability being increased or decreased for claims remaining open as more information becomes known about those individual claims; and (3) more or fewer claims being reported after December 31, 2001 than had occurred prior to that date.  The bottom section of the table shows, by year, the cumulative amounts of net losses and LAE paid as of the end of each succeeding year.  For example, with respect to the liability for net losses and LAE of $12.2 million as of December 31, 2001, by the end of 2005 (four years later), $12.6 million had actually been paid in settlement of the claims.

The “net cumulative redundancy (deficiency)” represents, as of December 31, 2010, the difference between the latest re-estimated net liability and the net liability as originally estimated for losses and LAE retained by us.  A redundancy means the original estimate was higher than the current estimate; and a deficiency means that the original estimate was lower than the current estimate.  For example, as of December 31, 2010 and based upon updated information, NLIC re-estimated that the net liability that was established as of December 31, 2001 was $0.4 million deficient.

The following tables are presented net of reinsurance recoverable.

National Lloyds Insurance Company
Analysis of Loss Reserve Development
(Dollars in Thousands)

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Original Reserve*	12,231	18,141	35,061	33,951	41,282	47,684	44,613	65,592	60,392	55,482

1 year later	12,077	17,852	32,887	28,106	36,332	43,640	44,064	64,864	62,337
2 years later	12,871	17,281	32,559	27,593	40,391	43,465	44,134	65,070
3 years later	12,822	17,357	31,614	25,747	41,231	43,394	43,950
4 years later	12,671	17,340	31,030	25,712	39,735	43,387
5 years later	12,669	17,312	31,088	25,579	39,699
6 years later	12,695	17,332	31,072	25,582
7 years later	12,696	17,321	31,066
8 years later	12,677	17,307
9 years later	12,687

Net cumulative redundancy (deficiency)	(456)	834	3,995	8,369	1,583	4,297	663	522	(1,945)

Cumulative amount of net liability paid as of:

1 year later	11,333	16,836	30,867	24,747	32,871	42,301	42,478	63,761	59,977
2 years later	12,310	17,160	30,818	25,149	34,625	42,668	43,245	64,203
3 years later	12,612	17,209	30,875	25,388	36,157	43,140	43,495
4 years later	12,647	17,231	30,989	25,462	39,533	43,361
5 years later	12,650	17,287	31,026	25,521	39,646
6 years later	12,676	17,300	31,030	25,538
7 years later	12,677	17,301	31,029
8 years later	12,677	17,302
9 years later	12,687

* Including amounts paid in respective year.

American Summit Insurance Company
Analysis of Loss Reserve Development
(Dollars in Thousands)

	Year Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Original Reserve*	6,621	11,873	6,235	8,297	11,041	13,003	9,351	12,769	9,773	12,486

1 year later	7,630	11,983	5,322	7,388	9,932	13,014	9,154	12,009	9,423
2 years later	6,742	11,963	5,512	6,999	9,918	12,998	9,335	11,943
3 years later	6,813	11,554	5,563	6,859	9,918	13,435	9,235
4 years later	7,106	11,749	5,401	6,772	9,797	13,216
5 years later	6,732	11,775	5,396	6,714	9,820
6 years later	6,737	11,799	5,394	6,787
7 years later	6,735	11,804	5,396
8 years later	6,735	11,833
9 years later	6,735

Net cumulative redundancy (deficiency)	(114)	40	839	1,510	1,221	(213)	116	826	350

Cumulative amount of net liability paid as of:

1 year later	6,000	10,909	4,987	6,566	9,341	12,429	8,732	11,560	8,800
2 years later	6,281	11,284	5,612	6,610	9,578	12,639	9,095	11,637
3 years later	6,450	11,647	5,756	6,682	9,679	13,326	9,193
4 years later	6,760	11,727	5,393	6,699	9,740	13,161
5 years later	6,727	11,747	5,393	6,714	9,813
6 years later	6,730	11,759	5,394	6,720
7 years later	6,735	11,764	5,394
8 years later	6,735	11,821
9 years later	6,735

* Including amounts paid in respective year.

Please refer to Note 9 in the notes to consolidated financial statements for a reconciliation of the reserves presented in the tables above to the reserves for losses and loss adjustment expenses set forth in the balance sheet at December 31, 2010 and 2009.

Current loss reserve development has been favorable with the exception of accident year 2009.  In the years 2007 and 2008, the developed reserves as of December 31, 2010 were $0.8 million and $1.3 million, respectively, less than the initial carried reserve for each year.  During 2009, however, loss development was unfavorable $1.6 million mostly due to unfavorable development at NLIC of $1.9 million.  The unfavorable development at NLIC in the accident year 2009 is due to adverse development on our homeowners and fire products of $1.0 million and $0.5 million, respectively.  For the years 2001 through 2006, the reserves were $21.9 million favorable.  Starting in 2002, IBNR loss reserves were strengthened, contributing to the favorable development in years 2002, 2003 and 2004.  This strengthening of reserves was due to increases in direct written premium and increased net written premium from reductions in quota share reinsurance, a form of pro rata insurance.

The following table is a reconciliation of the gross liability to net liability for losses and loss adjustment expenses (dollars in thousands).

	Year Ended December 31,*
	2000	2001	2002	2003	2004	2005	2006	2007**	2008	2009	2010

Gross unpaid losses Consolidated balance sheet	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$18,091	$34,023	$33,780	$58,882

Reinsurance recoverable	n/a	n/a	n/a	n/a	n/a	n/a	n/a	(2,692)	(14,613)	(21,102)	(43,773)

Net unpaid losses	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$15,399	$19,410	$12,678	$15,109

*             Information is not presented for periods prior to January 31, 2007, as that is the date Hilltop Holdings Inc. acquired the insurance operations.

**   Only includes eleven months, as the insurance operations were acquired on January 31, 2007.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance.  The rating for NLIC of “A” (Excellent) was affirmed and ASIC was upgraded to “A” (Excellent) by A.M. Best in April 2010.  An “A” rating is the third highest of 16 rating categories used by A.M. Best.  In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence.  This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors.  This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best.  NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings.

Investments

HTH’s primary investment objectives, as a holding company, are to preserve capital and possess available cash resources to utilize in making opportunistic acquisitions.  Accordingly, HTH, parent only, has $601.4 million in short-term cash equivalent investments as of December 31, 2010.  HTH’s management regularly monitors investment performance.

Our insurance operating subsidiary, NLASCO, has primary investment objectives to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio.  The investment strategy of NLASCO’s insurance subsidiaries is to purchase securities in sectors that represent what is expected to possess the most attractive relative value.  Bonds, cash and short-term investments constituted $188.2 million, or 95.5%, of NLASCO’s investments at December 31, 2010.  NLASCO insurance subsidiaries have custodial agreements with A.G. Edwards and Wells Fargo Bank and an investment management agreement with DTF Holdings, LLC.

NLASCO’s investment guidelines reflect the desire and intent to assure the prudent investment of capital and surplus, keeping in mind the long-term nature of some insurance reserves, while recognizing the uncertainty of expected cash flows, the shorter term characteristics of and the desire to supplement insurance underwriting gains and offset losses with portfolio income and realized gains in order to maintain adequate capital and surplus.  All investments are made in compliance with all state and Federal laws and regulations applicable to such investments and the company involved.  State insurance laws and regulations limit the amount of investments in asset classes below certain “quality” levels.  NLASCO currently maintains a quality structure exceeding the minimum requirements imposed on the portfolio by state insurance laws and regulations, which is known as the Investment of Insurer’s Model Act, or National Association of Insurance Commissioners Act.  Currently, NLASCO has no investments in subprime mortgages.

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

Notwithstanding the above, the underlying objective of NLASCO’s investment policy is to obtain a favorable total return on invested assets to augment the growth of surplus from operations.  Total return comes both from income and capital growth, so a portion of the funds are invested in assets other than fixed income securities, including common stocks and growth oriented preferred stocks.  In managing these investment choices, market volatility, the absolute level of NLASCO’s capital and surplus relative both to existing liabilities and the level of premium revenue, as well as to total assets, are the limiting factors that influence the portion of assets invested in assets other than fixed income investments.

Performance is measured by comparing the total return, for each period, of each major sector of NLASCO’s investment portfolio to an appropriate market index, as well as comparing the total return of NLASCO’s investment portfolio to an average of the market indices, weighted by the portfolio’s average exposure to each other particular sector during the period.  The assets are managed with the goal of exceeding these market indices, with volatility of return similar to or less than the indices.

HTH’s investment committee meets regularly to review the portfolio performance and investment markets in general.  NLASCO’s management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

The following table sets forth information concerning the composition of NLASCO’s investment portfolio at December 31, 2010 (in thousands):

	December 31, 2010
	Cost
	and
	Amortized	Fair	Carrying	Percent of
	Cost	Value	Value	Carrying Value

Available-for-sale securities:
Fixed maturities:
Government securities	$14,883	$16,001	$16,001	10.7%
Residential mortgage-backed securities	12,563	13,641	13,641	9.2%
Commercial mortgage-backed securities	2,496	2,594	2,594	1.7%
Corporate debt securities	85,402	90,926	90,926	61.0%
	115,344	123,162	123,162

Equity securities	8,478	8,768	8,768	5.9%
	123,822	131,930	131,930

Held-to-maturity securities:
Fixed maturities:
Government securities	17,035	18,059	17,035	11.4%
	$140,857	$149,989	$148,965	100.0%

At December 31, 2010, NLASCO’s fixed maturity portfolio had a fair value of approximately $141.2 million.  All of the fixed maturity investments are rated as investment grade.  As a result, the market value of these investments may fluctuate in response to changes in interest rates.  In addition, we may experience investment losses to the extent our liquidity needs require disposition of fixed maturity securities in unfavorable interest rate environments.

The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2010 for NLASCO’s investment portfolio were as follows (in thousands).

	December 31, 2010
	Cost	Gross	Gross
	and	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Fixed maturities:
Government securities	$14,883	$1,118	$—	$16,001
Residential mortgage-backed securities	12,563	1,078	—	13,641
Commercial mortgage-backed securities	2,496	98	—	2,594
Corporate debt securities	85,402	5,564	(40)	90,926
	115,344	7,858	(40)	123,162

Equity securities	8,478	290	—	8,768
	123,822	8,148	(40)	131,930

Held-to-maturity securities:
Fixed maturities:
Government securities	17,035	1,024	—	18,059
	$140,857	$9,172	$(40)	$149,989

During 2010, the Company took other-than-temporary impairment on two commercial mortgage-backed securities, Comm and BSCMS, and recognized a loss in earnings of $70,000. The Company liquidated Comm in December 2010, and recognized an additional loss of $13,000.

While all of the investments are monitored for potential other-than-temporary impairment, our experience indicated that other than those impaired, they generally do not present a great risk of impairment, as fair value historically recovers over time.  Management believes that the analysis of each of these investments supports the view that these investments were not other-than-temporarily impaired.  Evidence considered in this analysis includes the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee.  While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the steady recovery over time does not warrant other-than-temporary impairment of the securities.  The Company does not intend to sell these securities and it is not likely that the Company will be required to sell these securities before the recovery of the cost basis and, therefore, does not believe any other-than-temporary impairments exist, except the other-than-temporary impairment on the aforementioned commercial mortgage backed securities, which occurred during the twelve months ended December 31, 2010.

The following table presents the maturity profile of NLASCO’s fixed maturity investments as of December 31, 2010.  Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  The schedule of fixed maturities available-for-sale and held-to-maturity at December 31, 2010 by contractual maturity is as follows (in thousands).

	December 31, 2010
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$8,228	$8,420
Due after one year through five years	58,959	62,339
Due six years through ten years	33,588	36,668
Due after ten years	3,972	4,320
Mortgage-backed securities	10,597	11,415
	$115,344	$123,162

Held-to-maturity debt securities:
Due within one year	$201	$204
Due after one year through five years	12,171	12,749
Due six years through ten years	4,663	5,106
	$17,035	$18,059

We are subject to various market risk exposures, including interest rate risk and equity price risk.  Our primary risk exposure is to changes in interest rates.  We manage market risk through our investment committee and through the use of an outside professional investment management firm.  We are vulnerable to interest rate changes, like other insurance companies, because we invest primarily in fixed maturity securities, which are interest-sensitive assets.  Mortgage-backed securities, which make up approximately 9.2% of our available-for-sale fixed maturities, are particularly susceptible to interest rate changes.

The value of our equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio.  Values are typically based on future economic prospects that are perceived by investors in the equity market.

Competition

NLASCO competes with a large number of other companies in its selected lines of business, including major U.S. and non-U.S. insurers, regional companies, mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies.  The personal lines market in Texas is dominated by a few large carriers and their subsidiaries and affiliates, including State Farm, Zurich Insurance Group, Allstate and USAA.  According to the Texas Department of Insurance, the top ten insurers writing homeowners insurance accounted for approximately 82.3% of the market for the trailing twelve months at September 30, 2010.  NLASCO competes for business on the basis of a number of factors, including price, coverages offered, customer service, relationships with agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings.  In its personal lines business, NLASCO’s competitors include Republic Companies Group, Inc., Columbia Lloyds, Foremost, American Modern Home Group and American Reliable.  In its commercial lines business, NLASCO’s competitors include Travelers, Safeco and Republic.  NLASCO seeks to distinguish itself from its competitors by targeting underserved market segments that provide NLASCO with the best opportunity to obtain favorable policy terms, conditions and pricing.

Regulation of Insurance Activities

NLASCO’s insurance subsidiaries, NLIC and ASIC, are subject to regulation and supervision in each state where they are licensed to do business.  This regulation and supervision is vested in state agencies having broad administrative power over the various aspects of the business of NLIC and ASIC.

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

Pursuant to the Texas insurance holding company statutes, “control” means the possession, direct or indirect, of the power to direct, or cause the direction of, the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise.  Control is presumed to exist if any person directly or indirectly owns, controls or holds with the power to vote 10% or more of the voting securities of the company; however, the state’s insurance department, after notice and a hearing, may determine that a person or entity that directly or indirectly owns, controls or holds with the power to vote less than 10% of the voting securities of the company nonetheless “controls” the company.  Because a person acquiring 10% or more of HTH’s common stock would indirectly control the same percentage of the stock of ASIC and two affiliated corporations controlling NLIC, the change of control laws of the State of Texas would apply to such a transaction.

These laws may discourage potential acquisition proposals and may delay, deter or prevent change of control transactions, including those that some or all of the Company’s stockholders might consider to be desirable.

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

Texas also has adopted laws substantially similar to the NAIC’s risk based capital, or RBC laws, which require insurers to maintain minimum levels of capital based on their investments and operations.  Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio.  The formula is designed to allow the Texas Department of Insurance to identify potential inadequately capitalized companies.  Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business).  Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC).  At December 31, 2010, NLIC and ASIC capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention.  In their 2010 statutory financial statements, both NLIC and ASIC complied with the NAIC’s RBC reporting requirements.

The NAIC’s Insurance Regulatory Information System, or IRIS, was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies.  IRIS identifies twelve industry ratios and specifies a range of “usual values” for each ratio.  Departure from the usual values on four or more of these ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer’s business.  For 2010, all ratios for both NLIC and ASIC were within the usual values.

The NAIC adopted an amendment to its “Model Audit Rule” in response to the passage of the Sarbanes-Oxley Act of 2002, or SOX.  The amendment is effective for financial statements for accounting periods after January 1, 2010.  This amendment addresses auditor independence, corporate governance and, most notably, the application of certain provisions of Section 404 of SOX regarding internal control reporting.  The rules relating to internal controls apply to insurers with gross direct and assumed written premiums of $500 million or more, measured at the legal entity level (rather than at the insurance holding company level), and to insurers that the domiciliary commissioner selects from among those identified as in hazardous condition, but exempts SOX compliant entities.  Neither NLIC nor ASIC currently has direct and assumed written premiums of at least $500 million, but it is conceivable that this may change in the future;  however, NLASCO must be SOX compliant because it is wholly-owned by HTH, a public company subject to SOX.

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

In 2002, in response to the tightening supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act, or TRIA, was enacted.  TRIA was modified and extended by the Terrorism Risk Insurance Extension Act of 2005 and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007.  These Acts created a Federal Program designed to ensure the availability of commercial insurance coverage for terrorist acts in the United States.  This Program helped the commercial property and casualty insurance industry cover claims related to terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism.  As a result, NLASCO is prohibited from adding certain terrorism exclusions to the policies written by its insurance company subsidiaries.  The 2005 Act extended the Program through 2007, but eliminated commercial auto, farm-owners and certain other commercial coverages from its scope.  The Reauthorization Act further extended the Program through December 31, 2014 and fixed the reimbursement percentage at 85% and the deductible at 20%.  Although NLASCO is protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations.  NLASCO’s deductible for 2010 was $1.4 million.  Potential future changes to the TRIA could also adversely affect NLASCO by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

In 2003, legislation was passed in Texas that significantly changed the regulation of homeowners insurance, and, to a lesser extent, automobile insurance.  Prior to 2003, certain types of insurers, including insurance companies that participate in  Lloyd’s, reciprocals, county mutuals and farm mutuals that wrote these lines of insurance were generally exempt from rate regulation.  The 2003 legislation eliminated, or severely reduced, these exemptions, and imposed a new rate regulation regime for all insurers writing these lines of insurance.  This legislation also included limitations on the use of credit scoring and territorial distinctions in underwriting and rating risks.  Further, the Texas Commissioner of Insurance has been given broader authority under the law to order refunds to policyholders when rates charged have been deemed excessive or unfairly discriminatory.

The Texas Sunset Act provides that the Sunset Commission, composed of legislators and public members, periodically evaluate a state agency to determine if the agency is still needed, and what improvements are needed to ensure that state funds are well spent.  Based on the recommendations of the Sunset Commission, the Texas Legislature ultimately decides whether an agency continues to operate into the future.  The Sunset Commission reviewed the Texas Department of Insurance in 2008 and made recommendations on the agency to the 81st Texas legislative session, which occurred in 2009.  The legislation containing the Sunset Commission’s recommendations, however, failed to pass.  The Texas Legislature, instead, passed legislation that continues the agency until 2011 and limits the Sunset Commission’s review of the Texas Department of Insurance to the appropriateness of the recommendations made during the 81st legislative session.  The Sunset Commission staff concluded the majority of the Sunset’s previous recommendations remain appropriate in their formal report issued in July 2010.  Based on public input and the Sunset Commission staff report, the Sunset Commission will adopt recommendations for the legislature to consider when it convenes in January 2011 for the 82nd Texas legislative session.  As of March 9, 2011, the legislature had not addressed the Sunset Commission’s recommendations.  Accordingly, it is likely that changes will occur as a result of this review, which may have an adverse effect on us.

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

As part of the broad authority that state insurance commissioners hold, they may impose periodic rules or regulations related to local issues or events.  An example is the State of Louisiana’s prohibition on the cancellation of policies for nonpayment of premium in the wake of Hurricane Katrina.  Due to the extent of damage and displacement of people, inability of mail to reach policyholders and inaccessibility of entire neighborhoods, the State of Louisiana prohibited insurance companies from canceling policies for a period of time following that named storm.

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

On October 29, 2010 and November 1, 2010, ASIC and NLIC, respectively, were notified by the Texas Department of Insurance that a statutory examination has been scheduled in the calendar year 2011/2012.  The examination will be as of December 31, 2010, and cover the period since the last examination, which was as of December 31, 2006.  We do not expect any significant changes to our financial statements as a result of the examinations by the domiciliary state.

State dividend limitations

The Texas Department of Insurance must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year.  The greater number is known as the insurer’s extraordinary dividend limit.  As of December 31, 2010, the extraordinary dividend limit for NLIC and ASIC is $9.4 million and $2.5 million, respectively.  In addition, NLASCO’s insurance companies may only pay dividends out of their earned surplus.

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

NLASCO incurred no levies in 2010, 2009 or 2008.  Property and casualty insurance company insolvencies or failures may, however, result in additional guaranty fund assessments at some future date.  At this time NLASCO is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations.  NLASCO has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

National Flood Insurance Program

NLASCO voluntarily participates as a Write Your Own carrier in the National Flood Insurance Program, or NFIP.  The NFIP is administered and regulated by the Federal Emergency Management Agency (FEMA).  NLASCO operates as a fiscal agent of the Federal government in the selling and administering of the Standard Flood Insurance Policy.  This involves writing the policy, the collection of premiums and the paying of covered claims.  All pricing is set by FEMA and all collections are made by the Company.

The Company cedes 100% of the policies written by the Company on the Standard Flood Insurance Policy to FEMA; however, if FEMA were unable to perform, the Company would have a legal obligation to the policyholders. The terms of the reinsurance agreement are standard terms, which require the Company to maintain its rating criteria, determine policyholder eligibility, issue policies on the Company’s paper, endorse and cancel policies, collect from insured and process claims.  NLASCO receives ceding commissions from NFIP for underwriting administration, claims management, commission and adjuster fees.

Participation in involuntary risk plans

NLASCO’s insurance companies are required to participate in residual market or involuntary risk plans in various states where they are licensed that provide insurance to individuals or entities that otherwise would be unable to purchase coverage from private insurers.  If these plans experience losses in excess of their capitalization, they may assess participating insurers for proportionate shares of their financial deficit.  These plans include the Georgia Underwriting Association, Texas FAIR Plan Association, Texas Windstorm Insurance Agency, or TWIA, the Louisiana Citizens Property Insurance Corporation, the Mississippi Residential Property Insurance Underwriting Association and the Mississippi Windstorm Underwriting Association.  For example in 2005, following Hurricanes Katrina and Rita, the above plans levied collective assessments totaling $10.4 million on NLASCO’s insurance subsidiaries.  Additional assessments, including emergency assessments, may follow.  In some of these instances, NLASCO’s insurance companies should be able to recover these assessments through policyholder surcharges, higher rates or reinsurance.  The ultimate impact hurricanes have on the Texas and Louisiana facilities is currently uncertain and future assessments can occur whenever the involuntary facilities experience financial deficits.

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

Employees

As of December 31, 2010, we had 133 full-time equivalent employees.  Of these 133 employees, 4 work for HTH, and the remaining 129 work for NLASCO.  The NLASCO employees perform underwriting, claims, marketing, and administrative functions for the insurance business.  We consider our employee relations to be good.

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

We are endeavoring to make opportunistic acquisitions or effect a business combination with a substantial portion of our available cash.  No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or effect a combination or, if consummated, successfully integrate personnel and operations.  Even if we identify suitable targets, we may not be able to make acquisitions or effect a combination on commercially acceptable terms, if at all.  The success of any acquisition or combination will depend upon, among other things, the ability of management and our employees to integrate personnel, operations, products and technologies effectively, to retain and motivate key personnel and to retain customers and clients of targets.  In addition, any acquisition or combination we undertake may involve certain other risks, including consumption of available cash resources, potentially dilutive issuances of equity securities and the diversion of management’s attention from other business concerns.  We also may need to make further investments to support the acquired or combined company and may have difficulty identifying and acquiring the appropriate resources.  There can be no assurance that any acquisition or combination we undertake will perform as expected.  We may enter, on our own and through acquisitions or a combination, into new lines of business or initiate new service offerings, whether related or unrelated to our insurance business.  Our success in any such endeavor will depend upon, among other things, the ability of management to identify suitable opportunities, successfully implement sound business strategies and avoid the legal and business risks of any new line of business or service offering and/or an acquisition related thereto.  There can be no assurance that we will be able to do any of the foregoing.  In addition, any such undertakings may result in additional costs without an immediate increase in revenues and may divert management’s attention from the operation and growth of our current lines of business.

Since we have not definitively selected a particular target business to acquire or combine with, you will be unable to ascertain the merits or risks of the industry or business in which we may ultimately primarily operate.

We may consummate an acquisition of, or effect a business combination with, a company in any industry and are not limited to any particular type of business.  Accordingly, there is no basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately conduct our primary ongoing operations or the target business that we may ultimately acquire.  To the extent that we complete an acquisition of, or effect a business combination with, a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities.  If we complete an acquisition of, or effect a business combination with, an entity in an industry characterized by a high level of risk, we may be affected by the unascertainable risks of that industry.  Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.  Even if we properly assess those risks, some of them may be outside of our control or ability to affect.

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

It is anticipated that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.  If a decision is made not to complete a specific acquisition or business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable.  Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate our acquisition or combination for any number of reasons, including those beyond our control, such as if the target’s stockholders do not approve the transaction.  Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Existing circumstances may result in several of our directors having interests that may conflict with our interests.

A director who has a conflict of interest with respect to an issue presented to our board will have no inherent legal obligation to abstain from voting upon that issue.  We do not have provisions in our bylaws or charter that require an interested director to abstain from voting upon an issue, and we do not expect to add provisions in our charter and bylaws to this effect.  Although each director has a duty to act in good faith and in a manner he or she reasonably believes to be in our best interests, there is a risk that, should interested directors vote upon an issue in which they or one of their affiliates has an interest, their vote may reflect a bias that could be contrary to our best interests.  In addition, even if an interested director abstains from voting, the director’s participation in the meeting and discussion of an issue in which they have, or companies with which they are associated have, an interest could influence the votes of other directors regarding the issue.

Difficult market conditions have adversely affected the yield on our available cash.

Our primary objective is to preserve and maintain the liquidity of our available cash, while at the same time maximizing yields without significantly increasing risk.  The capital and credit markets have been experiencing volatility and disruption for a prolonged period. This volatility and disruption reached unprecedented levels, resulting in dramatic declines in interest rates and other yields relative to risk.  This downward pressure has negatively affected the yields we receive on our available cash.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will receive any significant yield on our available cash.  Further, given current market conditions, no assurance can be given that we will be able to preserve our available cash.

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

We may issue shares of preferred stock or additional shares of common stock to complete an acquisition or effect a combination or under an employee incentive plan after consummation of an acquisition or combination, which would dilute the interests of our stockholders and likely present other risks.

The issuance of shares of preferred stock or additional shares of common stock:

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

Based on our knowledge of stockholder ownership of Hilltop, we do not believe that an ownership change has occurred since our initial public offering, or IPO, that would limit our post-IPO NOLs.  Accordingly, we believe that there is no  Section 382 limitation  imposed on our use of post-IPO NOLs to reduce future taxable income.

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

We do not plan to operate as an investment fund or investment company, or to be engaged in the business of investing, reinvesting or trading in securities.  Our primary plan is to acquire, hold, operate and grow for the long-term, one or more operating businesses.

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

•                  adoption of a specific form of corporate structure; and

•                  reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations,

•                  compliance with which would reduce the funds that we have available to consummate strategic acquisitions or a combination.

In order not to be regulated as an investment company under the 1940 Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in an initial business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities.”  Our primary business, in addition to our insurance operations, will be to identify and consummate an acquisition or effect a business combination and, thereafter, to operate the acquired business or businesses for the long term.  We do not believe that our anticipated principal activities will subject us to the 1940 Act.  If we were deemed to be subject to the 1940 Act, compliance with these additional regulatory burdens would require additional expense for which we have not accounted.

Risks Related to NLASCO’s Business and NLASCO’s Industry

The occurrence of severe catastrophic events may have a material adverse effect on NLASCO, particularly because NLASCO conducts business in a concentrated geographic area.

NLASCO expects to have large aggregate exposures to natural and man-made disasters, such as hurricanes, hail, tornados, windstorms, wildfires and acts of terrorism.  NLASCO expects that its loss experience, generally, will include infrequent events of great severity.  Hurricanes Dolly, Gustav and Ike, which occurred in 2008, are examples.  The risks associated with natural and man-made disasters are inherently unpredictable, and it is difficult to predict the timing of these events with statistical certainty or estimate the amount of loss any given occurrence will generate.  Although NLASCO may attempt to exclude certain losses, such as terrorism and other similar risks, from some coverage that NLASCO writes, it may be prohibited from, or may not be successful in, doing so.  The extent of losses from a catastrophe is a function of both the total amount of policyholder exposure in the geographic area affected by the event and the severity of the event.  The occurrence of losses from catastrophic events may have a material adverse effect on NLASCO’s ability to write new business and on its financial condition and results of operations.  Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and NLASCO expects that these factors will increase the severity of losses in the future.  Factors that may influence NLASCO’s exposure to losses from these types of events, in addition to the routine adjustment of losses, include, among others:

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

NLASCO’s insurance subsidiaries write insurance primarily in the States of Texas, Arizona, Tennessee, Oklahoma, Georgia and Louisiana.  In 2010, Texas accounted for 73.2%, Arizona accounted for 8.2%, Tennessee accounted for 6.3%, Oklahoma accounted for 5.0%, Georgia accounted for 2.4%, Louisiana accounted for 2.2% and the other states we do business in accounted for the other 2.7% of our premiums.  As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting these regions or significant portions of these regions could adversely affect NLASCO’s financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area.  Although NLASCO purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $170.0 million, NLASCO’s losses would exceed the limits of its reinsurance coverage.

NLASCO is exposed to claims related to severe weather and the occurrence of severe weather may result in an increase in claims frequency and exposure amount that could materially adversely affect its financial condition.

NLASCO is subject to claims arising out of severe weather, such as hurricanes, tornados, rainstorms, snowstorms, hailstorms, windstorms and ice storms, which may have a significant effect on its financial condition and results of operations.  The majority of its business is written in Texas, Arizona, Tennessee and Oklahoma, and Texas experienced two major hurricanes in 2008.  The incidence and severity of weather conditions are inherently unpredictable.  Some forecasters predict that the world is currently in a cycle of increased frequency of, and more severe, hurricanes and destructive weather patterns.

Generally, NLASCO’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets.  Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events.  For example, for the last five years, the contribution of weather-related catastrophes to the consolidated second calendar quarter net loss ratio was on average approximately 18 points greater than the average contribution of such catastrophes in the other three calendar quarters.  Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

NLASCO incurred $33.4 million (including loss adjustment expenses) in gross catastrophic related losses for the year ended December 31, 2010.  During 2010, NLASCO’s net catastrophic loss experience was $3.5 million after reinsurance and decreases in net premiums earned due to reinsurance reinstatement premiums.  A substantial portion of the expense in 2010 relates to claims being paid or reserved on hail and windstorms occurring in Oklahoma and Arizona, respectively.  NLASCO incurred $17.9 million (including loss adjustment expenses) in gross catastrophic related losses for the year ended December 31, 2009.  During 2009, NLASCO’s net catastrophic loss experience was $0.9 million after reinsurance and decreases in net premiums earned due to reinsurance reinstatement premiums.  A substantial portion of the expense in 2009 relates to claims being paid or reserved on hail and windstorms occurring in Texas.

Due to the inherent inability to accurately predict the severity and frequency of catastrophic losses, higher than expected catastrophic losses could materially adversely affect NLASCO’s financial condition.

NLASCO utilizes catastrophe modeling to assess its probable maximum insurance losses from hurricane and other wind/hail perils and to structure its catastrophe reinsurance program to minimize its exposure to high severity/high frequency types of losses.  Hurricanes Ike, Katrina and Rita highlighted the challenges inherent in predicting the impact of catastrophic events.  The catastrophe models, generally, failed to adequately project the financial impact of Hurricanes Ike, Katrina and Rita.  This experience highlights the limitations inherent in the use of modeling as a means of risk assessment/abatement.  If the exposure amount and frequency of catastrophe losses are higher than predicted under NLASCO’s modeling, NLASCO’s financial condition may be materially adversely affected.

NLASCO’s investment performance has suffered, and may further suffer, as a result of adverse capital market developments and other factors, which affect its financial results.

NLASCO invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses.  At December 31, 2010, NLASCO’s invested assets consisted of $140.2 million in fixed maturity securities and $8.8 million in equity securities.  During the year ended December 31, 2010, NLASCO had $5.9 million of net investment income, representing 4.5% of NLASCO’s total revenues.  Although NLASCO’s investment policies stress diversification of risks, conservation of principal and liquidity, its investments are subject to a variety of investment risks, including those relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk.  In particular, the volatility of NLASCO’s claims may force it to liquidate securities, which may cause it to incur capital losses.  If NLASCO’s investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities.  Investment losses could significantly decrease its asset base and statutory surplus, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating.  Further, developments in the world’s financial and capital markets have adversely impacted the performance of NLASCO’s investments.  Additionally, inflation could increase beyond investment income.

The capital and credit markets have been experiencing volatility and disruption for more than two years.  This volatility and disruption has reached unprecedented levels, resulting in dramatic declines in prices.  This downward pressure has negatively affected the performance of NLASCO’s investments, which has resulted in the write down of several of those investments.  These write-downs, when determined to be other-than-temporary, reduce NLASCO’s earnings for that period.  If current levels of market disruption and volatility continue or worsen, there can be no assurances that we will not experience additional losses on our investments and reductions in our earnings.

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

NLASCO’s ability to undertake these efforts successfully, and price its products accurately, is subject to a number of risks and uncertainties, some of which are outside its control, including:

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

NLASCO’s financial condition and results of operations depend upon its ability to assess accurately the potential losses associated with the risks that it insures.  NLASCO establishes reserve liabilities to cover the payment of all losses and loss adjustment expenses incurred under the policies that it writes.  These liability estimates include case estimates, which are established for specific claims that have been reported to NLASCO, and liabilities for claims that have been incurred but not reported, or IBNR.  Loss adjustment expenses represent expenses incurred to investigate and settle claims.  To the extent that losses and loss adjustment expenses exceed estimates, NLIC and ASIC will be required to increase their reserve liabilities and reduce their income before income taxes in the period in which the deficiency is identified.  In addition, increasing reserves causes a reduction in policyholders’ surplus and could cause a downgrade in the ratings of NLIC and ASIC.  This, in turn, could diminish its ability to sell insurance policies.

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

Estimating an appropriate level of liabilities for losses and loss adjustment expense is an inherently uncertain process.  Accordingly, actual loss and loss adjustment expenses paid will likely deviate, perhaps substantially, from the liability estimates reflected in NLASCO’s consolidated financial statements.  Claims could exceed NLASCO’s estimate for liabilities for losses and loss adjustment expenses, which could have a material adverse effect on its financial condition and results of operations.

If NLASCO cannot obtain adequate reinsurance protection for the risks it underwrites, NLASCO may be exposed to greater losses from these risks or may reduce the amount of business it underwrites, which may materially adversely affect its financial condition and results of operations.

NLASCO uses reinsurance to protect itself from certain risks and to share certain risks it underwrites.  During 2010 and 2009, NLASCO’s personal lines ceded 16.0% and 16.2%, respectively, of its direct premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 9.9% and 10.4%, respectively, of its direct premiums written (primarily through excess of loss and catastrophe reinsurance treaties).  The total cost of reinsurance, inclusive of per risk excess and catastrophe, increased 6.2% in the year ended December 31, 2010, which is primarily attributable to two major catastrophes occurring in 2008.  This includes additional catastrophe limits purchased.  Reinsurance cost will likely materially increase, in part due to the frequency and severity of hurricanes and the lack of capacity in the reinsurance market.

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

NLASCO has exposure to unexpected losses resulting from future man-made catastrophic events, such as acts of terrorism and political instability.  These risks are inherently unpredictable.  It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss that any given occurrence will generate.  In certain instances, NLASCO specifically insures risks resulting from acts of terrorism.  Even in cases where NLASCO attempts to exclude losses from terrorism and certain other similar risks from some coverage it writes, NLASCO may be prohibited from, or may not be successful in, doing so.  Irrespective of the clarity and inclusiveness of policy language, a court or arbitration panel may limit the enforceability of policy language or otherwise issue a ruling adverse to NLASCO.  Accordingly, while NLASCO believes that its reinsurance programs, together with the coverage provided under the Terrorism Risk Insurance Act of 2002, the Terrorism Risk Insurance Extension Act of 2005 and the Terrorism Risk Insurance Program Reauthorization Act of 2007, or, collectively, the Terrorism Act, are sufficient to reasonably limit its net losses relating to potential future terrorist attacks, its reserves may not be adequate to cover losses when they materialize.  Under the Terrorism Act, after an act of terrorism is certified by the Secretary of the Treasury, NLASCO may be entitled to be reimbursed by the Federal government for a percentage of subject losses, after an insurer deductible and subject to an annual cap.  The Terrorism Act covers an insurance company’s operations for up to 85% of its losses, subject to certain mandatory deductibles.  The deductible is calculated by applying the deductible percentage to the insurer’s direct earned premiums for covered lines from the calendar year immediately prior to the applicable year.  Although the Terrorism Act provides benefits in the event of certain acts of terrorism for losses in 2005 through 2014, the Terrorism Act may not be extended beyond 2014 or its benefits may be reduced.  It is not possible to completely eliminate NLASCO’s exposure to unforecasted or unpredictable events, and to the extent that losses from such risks occur, NLASCO’s financial condition and results of operations could be materially adversely affected.

If NLASCO’s reinsurers do not pay losses in a timely fashion, or at all, NLASCO may incur substantial losses that could materially adversely affect its financial condition and results of operations.

At December 31, 2010, NLASCO had $45.6 million in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and loss adjustment expense recoverables and ceded unearned premiums.  NLASCO expects to continue to purchase substantial reinsurance coverage in the foreseeable future.  Since NLASCO remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse NLASCO for losses paid, or delays in reimbursing NLASCO for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations.  As an example, if one of NLASCO’s catastrophe reinsurers experienced financial difficulties following one of the major hurricanes in 2005 and had been unable to meet its obligations to NLASCO, NLASCO could have experienced difficulty in meeting its obligations to its policyholders.

NLASCO relies on independent insurance agents to distribute its products, and if the agents do not promote NLASCO’s products successfully, NLASCO’s results of operations and financial condition could be adversely affected.

NLASCO’s business depends, in large part, on the efforts of independent insurance agents to market its insurance products and on its ability to offer insurance products and services that meet the requirements of their customers.  While NLASCO strives to offer products that its agents require, NLASCO competes for business with other carriers based on the scope of coverage provided in its products, services, commissions and rates.  NLASCO’s competitors may offer coverage that is more attractive to particular customers than it offers for a specific product, may price their insurance products more aggressively, may offer higher agent commissions and may devote additional resources to improve their services.  Accordingly, NLASCO’s agents may find it easier to promote the programs of NLASCO’s competitors rather than NLASCO’s.  If NLASCO’s agents fail to, or choose not to, market NLASCO’s insurance products successfully, NLASCO’s growth may be limited and its financial condition and results of operations may be adversely affected.  Additionally, rather than utilizing an independent agent to buy their insurance, consumers may elect to deal with direct-writers or mass marketers that utilize the Internet to advertise and/or underwrite their business.  Industry developments that centralize and commoditize insurance products could be detrimental to NLASCO’s agency distribution model of doing business.

Because NLASCO relies on managing general agents to underwrite some of its products and to administer claims, such managing general agents could expose NLASCO to liability or allocate business away from NLASCO, which could cause NLASCO’s financial condition and results of operations to be adversely affected.

NLASCO has developed programs with managing general agents, or MGAs, whereby the MGA will, within the guidelines established by NLASCO, underwrite insurance policies on NLASCO’s insurance subsidiaries’ behalf with oversight by NLASCO.  A MGA is a person, firm or corporation that has supervisory responsibility for the local agency and field operations of an insurer in the state where it is organized or that is authorized by an insurer to accept or process, on the insurer’s behalf, insurance policies produced and sold by other agents.  While NLASCO exercises care in the selection of its MGA relationships and regularly audits the performance of its MGAs, NLASCO is at risk for their conduct as a result of the authority it has delegated to them.  If one of NLASCO’s MGAs binds NLASCO’s insurance subsidiaries to policies that expose it to unexpected losses or fails to appropriately report claims, NLASCO’s financial condition and results of operations could be adversely affected.  For example, if a terminated MGA fails to continue to appropriately report claims during the runoff period, then liabilities for losses and loss adjustment expenses could be deficient, which would impact NLASCO’s results of operations in future periods.  Furthermore, subject to contractual limitations, MGAs have the ability to change carriers or increase or decrease the allocation to a particular carrier.  A MGA might choose to change carriers or allocations for many reasons, such as pricing, service, conditions in the reinsurance market or a change in ownership of an MGA.

A decline in NLIC’s or ASIC’s financial strength ratings by A.M. Best could cause either of their sales or earnings, or both, to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies.  A.M. Best maintains a letter scale rating system ranging from “A++ (Superior)” to “F (In Liquidation)” to rate the financial strength of insurance enterprises. NLIC has been rated “A (Excellent)” by A.M. Best, which is the third highest of sixteen rating levels. ASIC has been rated “A- (Excellent)” by A.M. Best, which is the fourth highest.

Each of NLIC’s and ASIC’s financial strength rating is subject to periodic review by, and may remain the same, be revised downward or upward or be revoked at the sole discretion of, A.M. Best.  A decline in either NLIC’s or ASIC’s rating or an announced negative outlook on the rating can cause concern about their viability among agents, brokers and policyholders, resulting in a movement of business away from NLASCO and its insurance company subsidiaries to more highly-rated carriers.  In addition, the errors and omissions insurance coverage of many of NLASCO’s independent agents does not provide coverage if the covered agents sell policies from insurers with an A.M. Best financial strength rating of “B+ (Very Good)” or below.  As a result, the loss of NLIC’s or ASIC’s A.M. Best financial strength rating, or a reduction to “B+ (Very Good)” or worse, may adversely impact NLASCO’s ability to retain or expand its policyholder base.  Periodically, A.M. Best changes its rating methodology and practices.  Any change to the methodologies and practices could result in a reduction of NLIC’s or ASIC’s A.M. Best rating.

The failure of any of the loss limitation methods NLASCO employs could have a material adverse effect on its financial condition and results of operations.

At the present time, NLASCO employs a variety of endorsements to its policies that limit its exposure to known risks, such as exclusions for mold losses and water damage.  NLASCO’s policies also are not designed to provide coverage for claims related to exposure to potentially harmful products or substances, including, among others, lead paint and silica.  NLASCO’s homeowners’ policies, other than policies specifically written for flood coverage, specifically exclude coverage for losses caused by flood, but generally provide coverage for damage caused by wind.  In addition, NLASCO’s policies contain conditions requiring the prompt reporting of claims and its right to decline coverage due to late claim reporting.  NLASCO’s policies also include limitations restricting the period during which a policyholder may bring a breach of contract or other claim against it, which in many cases is shorter than the applicable statutory limitations for such claims.  It is possible that a court or regulatory authority could nullify or void, or legislation could be enacted modifying or barring, the use of endorsements and limitations in a way that would adversely affect NLASCO’s loss experience, which could have a material adverse effect on its financial condition and results of operations.

The effects of emerging claim and coverage issues on NLASCO’s business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge.  These issues may adversely affect NLASCO’s business by either extending coverage beyond its underwriting intent or by increasing the number or size of claims.  In some instances, these changes may not become apparent until long after NLASCO has issued insurance policies that are affected by the changes.  As a result, the full extent of liability under NLASCO’s insurance policies may not be known until after a contract is issued.  Changes in other legal theories of liability under NLASCO’s insurance policies or the failure of any loss limitation it applies also could adversely impact NLASCO’s financial condition and results of operations.

Because NLASCO’s main source of premiums written is in Texas, unfavorable changes in the economic or regulatory environment in that state may have a material adverse effect on its financial condition and results of operations.

Texas accounted for approximately 73.2% and 75.0% of NLASCO’s direct premiums written in 2010 and 2009, respectively.  The Texas legislature, in its 2011 legislative session, is reviewing insurance regulation, which will likely result in changes to those regulations.  The loss of a significant amount of NLASCO’s premiums written in Texas, whether due to an economic downturn, competitive changes, regulatory or legislative developments or other reasons, could have a material adverse effect on its financial condition and results of operations.

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

In addition, a number of new, proposed or potential industry developments also could increase competition in NLASCO’s industry.  These developments include, but are not necessarily limited to, changes in practices and other effects caused by the Internet (including direct marketing campaigns by NLASCO’s competitors in established and new geographic markets), which have led to greater competition in the insurance business and increased expectations for customer service.  These developments could prevent NLASCO from expanding its book of business.

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

The indenture governing NLASCO’s LIBOR plus 3.40% notes due 2035 contains restrictions on its ability to, among other things, declare and pay dividends and merge or consolidate.  In addition, this indenture contains a change of control provision, which provides that (i) if a person or group becomes the beneficial owner, directly or indirectly, of 50% or more of NLASCO’s equity securities and (ii) if NLASCO’s ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder’s notes, in whole or in part, at a price equal to 100% of the then outstanding principal amount.

The surplus indentures governing NLIC’s LIBOR plus 4.10% notes due 2033 and ASIC’s LIBOR plus 4.05% notes due 2034 contain restrictions on dividends and mergers and consolidations.  In addition, NLASCO has other credit arrangements with its affiliates and other third-parties.

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

NLIC and ASIC are subject to comprehensive regulation and supervision in those states in which they are domiciled and write insurance policies.  Though NLIC and ASIC currently write most of their policies in Texas, Arizona, Tennessee, Oklahoma, Georgia and Louisiana, as of December 31, 2010, NLIC is licensed in 23 states and ASIC is licensed in 35 states.  Laws and regulations pertaining to NLIC and ASIC are generally administered by state insurance departments and relate to, among other things:

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

Significant changes in the political and regulatory climate could result in changes in applicable laws and regulations and could make it more expensive or less profitable to manage their business.  In recent years, the United States insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered, or enacted, laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies.  Moreover, the National Association of Insurance Commissioners, or NAIC, and state insurance regulators regularly reexamine existing laws and regulations and develop new laws.  For instance, the Texas legislature, in its 2011 legislative session, is reviewing insurance regulation, which will likely result in changes to those regulations.  Changes in laws and regulations, or their interpretation, could have a material adverse effect on the insurance companies’ financial condition and results of operations.

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

If the states in which NLIC and ASIC write insurance increase the assessments that insurance companies are required to pay, NLASCO’s and their financial condition and results of operations will suffer.

NLIC and ASIC are subject to a variety of taxes, fines, levies, license fees, tariffs and other assessments that may, from time to time, be material.  These assessments are made by the states in which NLIC and ASIC operate and include participation in residual market or involuntary risk plans in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers.  Due to this participation, NLIC and ASIC may be exposed to material losses.  They also are subject to assessments in the states in which they write insurance for various purposes, including the provision of funds necessary to fund the operations of various insurance guaranty associations, which pay covered claims under certain policies issued by impaired, insolvent or failed insurance companies.  These assessments are generally set based on an insurer’s percentage of the total premiums written in the relevant state within a particular line of business for the relevant time period.  For the years ended December 31, 2010 and 2009, NLASCO paid no assessments.  For the year ended December 31, 2008, NLIC and ASIC, collectively, paid $1.3 million in assessments related to Hurricanes Dolly and Ike.  If NLIC’s and ASIC’s total premiums written grow, NLASCO’s share of any assessments may increase, as well.  NLASCO, however, cannot predict with certainty the amount of future assessments, because these assessments depend on factors outside NLASCO’s control, such as the insolvencies of other insurance companies, the market shares of other insurance companies writing in a particular state and the degree to which other companies write in coastal areas.

NLASCO is subject to assessments from the Georgia Underwriting Association, Louisiana Citizens Property Insurance Corporation, or LCPIC, Mississippi Windstorm Underwriting Association, or MWUA, the Texas FAIR Plan Association and the Texas Windstorm Insurance Association, or TWIA.

LCPIC, MWUA and TWIA have estimated plan losses from the hurricanes that struck Louisiana and Texas in the third quarter of 2005, and are thereby able to levy regular and emergency assessments to participating companies and policyholders, respectively.  NLASCO does not expect that these assessments will have a net financial statement impact, as all these assessments are recoverable (subject to treaty limits) under its reinsurance treaties.  Further, NLASCO may be able to recoup a regular assessment through a surcharge to policyholders.  These recoupments will be refunded to reinsurers as the related premiums are written and collected.  NLASCO is required to collect emergency assessments directly from residential property policyholders and remit them to LCPIC as they are collected.

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

NLASCO operates as a holding company.  Dividends and other permitted payments from its operating subsidiaries are expected to be its primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to Hilltop.  NLIC and ASIC are subject to significant regulatory restrictions and limitations under debt agreements limiting their ability to declare and pay dividends, which could, in turn, limit NLASCO’s ability to meet its ongoing cash requirements, including any future debt service payments and other expenses, or to pay dividends.

Current legal and regulatory activities, investigations, litigation proceedings or other activities relating to the insurance industry could affect NLASCO’s business, financial condition and results of operations.

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

The insurance departments in every state in which NLASCO’s insurance companies do business may conduct on-site visits and examinations at any time and generally for any purpose, including the review of NLASCO’s insurance companies’ financial condition, market conduct and relationships and transactions with affiliates.  In addition, the Texas Department of Insurance will conduct comprehensive examinations of NLASCO’s insurance companies every three to five years.  NLASCO is scheduled to be examined in 2011 for prior years.  NLIC’s last completed regulatory exam was a full scope financial examination by the Texas Department of Insurance covering the period from January 1, 2002 through December 31, 2006, including material transactions and/or events occurring after December 31, 2006.  ASIC’s last completed regulatory exam was a full scope financial examination by the Texas Department of Insurance covering the period from January 1, 2004 through December 31, 2006, including certain material transactions and/or events occurring after December 31, 2006.  Neither examination resulted in any significant regulatory compliance issues being raised by the Texas Department of Insurance. NLASCO and its insurance subsidiaries, however, have paid fines related to market conduct examinations by various states.  Fines incurred in the last three years did not have a material impact on its financial condition or results of operations.

While there were no material adverse findings or recommended changes to NLASCO’s or its insurance company subsidiaries’ operations identified in the last completed financial examinations conducted by the departments of insurance, there can be no assurance that there will not be adverse findings or recommended changes identified by these or other state insurance departments in the scheduled examination or the future.  In addition, significant adverse findings could lead to a revocation of NLASCO’s or its insurance company subsidiaries’ licenses.  Any adverse findings or recommended changes resulting from such financial examinations, or from any future examinations, could have a material adverse effect on NLASCO’s or its insurance company subsidiaries’ financial condition and results of operations.

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

Failures in NLASCO’s current electronic underwriting system could adversely affect its financial condition and results of operations.

NLASCO’s Internet-based Policy Agency Claim System, or PACS, was primarily developed in-house.  PACS is fully integrated and is able to process quotes, policy issuance, billings, payments and claims.  The system is designed for ease of use by agents and employees.  PACS has been an integral part of NLASCO’s success.  Almost all applications are submitted online. Problems or errors of which NLASCO is not currently aware may have occurred in connection with the installation, upgrading or maintenance of this system or any of its other systems or may result from a major physical disaster or other calamity that causes damage to NLASCO’s systems generally.  A loss of PACS or any of NLASCO’s other systems for a sustained period of time could have an adverse impact on its financial condition and results of operations.

Failure to develop an adequate knowledge transfer or a succession plan for NLASCO’s information technology personnel could adversely affect its financial condition and results of operations.

The success of PACS and NLASCO’s new and other systems depend heavily on the incumbent information technology team that developed or implemented the system.  A loss of key members of this team without adequate knowledge transfer or a succession plan could disrupt NLASCO’s operations and adversely affect its results of operations.

Claims by third-parties that NLASCO infringes their proprietary technology could adversely affect NLASCO’s financial condition and results of operations.

If NLASCO discovers that any of its products, or technology that it licenses from third-parties, violates third-party proprietary rights, NLASCO may not be able to reengineer its products or obtain a license on commercially reasonable terms to continue using the products or technology without substantial reengineering, or to otherwise modify programs.  In addition, product and technology development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed.  In addition, much of the software used by NLASCO may be used subject to a licensing agreement, and NLASCO’s failure to comply with the terms for usage under any such licensing agreement could subject it to claims that could adversely impact its business.  Although NLASCO sometimes may be indemnified by third-parties against claims that licensed third-party technology infringes proprietary rights of others, this indemnity may be limited, unavailable or, where the third party lacks sufficient assets or insurance, ineffective.  NLASCO currently does not have liability insurance to protect against the risk that its technology or future licensed third-party technology infringes the proprietary rights of others.  Any claim of infringement, even if invalid, could cause NLASCO to incur substantial costs defending against the claim and could distract its management from the business.  Furthermore, a party making such a claim could secure a judgment that requires NLASCO to pay substantial damages.  A judgment also could include an injunction or other court order that could prevent NLASCO from using the products and technologies.  Any of these events could have a material adverse effect on NLASCO’s business, operating results and financial condition.

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

Ownership Limit.  In order to reduce the risk of an ownership change in the future, our charter restricts certain acquisitions of our securities in order to preserve the benefit of our NOLs.  The charter generally prohibits any direct or indirect sale, transfer, assignment, conveyance, pledge or other disposition of shares of our stock or warrants, rights or options to purchase our stock or any other interests that would be treated as our stock under the income tax regulations promulgated under the Internal Revenue Code of 1986, as amended, if as a result of such sale, transfer, assignment, conveyance, pledge or other disposition any person or group would beneficially own five percent or more of the market value of the total outstanding shares of our common stock or the percentage of our common stock owned by a five percent or greater stockholder would be increased.  Beneficial ownership is determined utilizing Treasury Regulation Section 1.382-2T(g).  The transfer restrictions were implemented in January 2007, and we expect to maintain these provisions for the foreseeable future.  We cannot assure you, however, that these restrictions will prevent an ownership change.  If any of our stockholders increase their beneficial ownership percentage in our common stock through future acquisitions, there is an increased possibility that the provisions under the charter may be triggered.  Any attempted transfer of shares in violation of the charter prohibitions will be void, and the intended transferee will not acquire any right in those shares.  We have the right to take any lawful action that we believe is necessary or advisable to ensure compliance with these ownership and transfer restrictions, including refusing to recognize any transfer of stock in violation of our charter.  These ownership and transfer restrictions of our charter may have the effect of discouraging or preventing a third party from attempting to gain control of us without the approval of our board of directors.  Accordingly, it is less likely that a change in control, even if beneficial to stockholders, could be effected without the approval of our board of directors.

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action.  The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. As of December 31, 2010, no shares of preferred stock were designated or outstanding.

Insurance Laws.  NLIC and ASIC are domiciled in the State of Texas.  Before a person can acquire control of an insurance company domiciled in Texas, prior written approval must be obtained from the Texas Department of Insurance.  Acquisition of control would be presumed on the acquisition, directly or indirectly, of ten percent or more of Hilltop’s outstanding voting stock, unless the regulators determine otherwise.  Prior to granting approval of an application to acquire control of a domestic insurer, the Texas Department of Insurance will consider several factors, such as:

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

Price volatility of our common stock may affect your ability to sell our common stock at an advantageous price.  Market price fluctuations in our common stock may arise due to acquisitions, dispositions or other material public announcements, including those regarding dividends or changes in management, along with a variety of additional factors, including, without limitation, other risks identified in “Forward-looking Statements” and these “Risk Factors.”  In addition, the stock markets in general, including the NYSE, have experienced extreme price and trading fluctuations.  These fluctuations have resulted in volatility in the market prices of securities that often have been unrelated or disproportionate to changes in operating performance.  These broad market fluctuations may adversely affect the market price of our common stock.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

We are organized under Maryland law, which provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances.  In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and that is material to the cause of action.  Our bylaws require us to indemnify our directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law.  As a result, our stockholders and we may have more limited rights against our directors and officers than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

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

ITEM 4.  RESERVED

PART II

ITEM 5.                                             MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”.  Our common stock has no public trading history prior to February 12, 2004.  The initial public offering price of our common stock on February 12, 2004 was $19.00 per share.  Our common stock closed at $9.25 on March 10, 2011.  As of March 11, 2011, there were 56,496,619 shares of our common stock outstanding with approximately 175 stockholders of record.

Prior to full redemption of our Series A Cumulative Redeemable Preferred Stock on September 6, 2010, it was listed on the New York Stock Exchange under the symbol “HTHPRA”.  Our Series A preferred stock has no public trading history prior to February 12, 2004.

We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock.  Any declaration of dividends on our common stock will be at the discretion of our Board of Directors and will depend on the earnings, financial condition, capital requirements, contractual restrictions with respect to payment of dividends and other factors.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions on Dividends and Distributions.”

The following table sets forth the cash dividends declared and paid in 2010 and 2009 with respect to our Series A Preferred Stock:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Series A Preferred Stock
2010
Date of declaration	March 17, 2010	July 8, 2010	August 6, 2010	N/A
Date of record	April 15, 2010	July 15, 2010	September 6, 2010	N/A
Date paid	April 30, 2010	July 30, 2010	September 6, 2010	N/A
Distribution per unit	$0.5156	$0.5156	$0.2063	N/A
Total dollars (in thousands)	$2,578	$2,578	$1,032	N/A

2009
Date of declaration	March 16, 2009	July 6, 2009	September 15, 2009	December 10, 2009
Date of record	April 15, 2009	July 15, 2009	October 15, 2009	January 15, 2010
Date paid	April 30, 2009	July 30, 2009	October 30, 2009	January 29, 2010
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579

The following table discloses the high and low sales prices per quarter for our common and preferred stock during 2010 and 2009:

	Common		Series A
	Stock		Preferred Stock
	High	Low	High	Low
December 31, 2010
First Quarter	$12.41	$11.29	$25.86	$24.48
Second Quarter	$12.20	$9.90	$26.58	$24.90
Third Quarter	$10.77	$9.31	$26.70	$25.08
Fourth Quarter	$10.52	$9.47	N/A	N/A

	High	Low	High	Low
December 31, 2009
First Quarter	$11.95	$8.93	$21.25	$16.20
Second Quarter	$12.53	$10.87	$23.59	$17.39
Third Quarter	$12.98	$11.20	$24.46	$22.50
Fourth Quarter	$12.95	$11.25	$25.84	$23.25

As of December 31, 2010, we had no warrants outstanding.

Issuances of Unregistered Securities

All issuances of unregistered securities have previously been reported.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2010, information concerning our equity compensation plans, including the number of shares issuable and available for issuances under our plans, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders*	100,000	$12.06	1,029,249

Equity compensation plans not approved by security holders	—	—	—

Total	100,000	$12.06	1,029,249

*Excludes shares of restricted stock granted, as all of these shares are vested.  No exercise price is required to be paid upon the vesting of the restricted shared of common stock granted.  These shares are issuable under our 2003 equity incentive plan, which provides for the grant of equity-based incentives, including restricted shares of our common stock, stock options, grants of shares and other equity-based awards, to our directors, officers and other employees and those of our subsidiaries selected by our Compensation Committee for participation in the plan.  At inception, 1,992,387 shares were authorized for grant pursuant to this plan.  All shares outstanding, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited.  No participant in our 2003 equity incentive plan may be granted awards in any fiscal year covering more than 500,000 shares of our common stock.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

Our historical consolidated balance sheet data as of December 31, 2010 and 2009 and our consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008 have been derived from our audited historical financial statements included elsewhere in this Form 10-K.  The following table shows our selected historical financial data for the periods indicated (in thousands, except per share data). You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Income Statement Data:
Direct premium written	$139,290	$131,309	$132,642	$122,708	$—
Net premium written	121,691	114,743	113,285	118,357	—

Net premium earned	117,192	115,153	115,247	96,804	—
Net investment income	7,664	6,458	27,143	24,829	2,133
Net realized gain (loss)	137	307	(45,992)	3,205	—
Other income, net	6,744	6,917	6,147	6,445	—
Total revenue	131,737	128,835	102,545	131,283	2,133
Net loss and loss adjustment expense	70,943	70,295	80,435	52,074	—
Policy acquisition and other expense	53,378	52,333	53,726	42,397	7,477
Interest expense	8,971	9,668	10,528	11,539	7,436
Total expenses	133,292	132,296	144,689	106,010	14,913
(Loss) Income from continuing operations before federal income tax expense	(1,555)	(3,461)	(42,144)	25,273	(12,780)
Federal income taxes benefit (expense) for continuing operations	1,007	1,349	19,559	(10,635)	—
Net (loss) income from continuing operations before allocation of non-controlling interest	$(548)	$(2,112)	$(22,585)	$14,638	$(12,780)
Selected Balance Sheet Data:
Total investments	148,965	129,968	138,568	191,024	—
Total assets	939,641	1,040,752	1,048,770	1,085,491	1,542,701
Total liabilities	286,586	256,975	257,315	261,306	1,095,323
Stockholders’ equity	653,055	783,777	791,455	824,185	419,236
Other Data:
Net loss and LAE ratio	60.5%	61.0%	69.8%	53.8%	n/a
Expense ratio	36.0%	35.7%	35.6%	29.2%	n/a
GAAP Combined ratio	96.5%	96.8%	105.4%	83.0%	n/a
Statutory surplus	$119,297	$117,063	$108,478	$124,892	n/a
Statutory premiums to surplus ratio	102.0%	98.0%	104.4%	94.8%	n/a
Per Share Data:
Basic (loss) earnings per share attributable to common stockholders	$(0.24)	$(0.22)	$(0.58)	$5.10	$(0.63)
Diluted (loss) earnings per share attributable to common stockholders	$(0.24)	$(0.22)	$(0.58)	$5.02	$(0.63)

Weighted average share information
Basic shares outstanding	56,492	56,474	56,453	55,421	43,681
Diluted shares outstanding	56,492	56,474	56,453	56,326	43,681

Cash dividends declared per share of unit:
Series A preferred stock dividends	$1.24	$2.06	$2.06	$2.06	$2.06
Series B preferred unit distributions	$—	$—	$—	$—	$—
Series C preferred unit distributions	$—	$—	$—	$—	$1.56
Common stock and OP unit dividends	$—	$—	$—	$—	$0.50

(1)          Series A preferred unit distributions were redeemed in September 2010.

(2)          Series B and C preferred unit distributions were redeemed in 2007.

(3)          All years have been adjusted to reflect the disposal of our manufactured home community properties and related business, except for NLASCO.

(4)          Statutory surplus includes combined surplus of NLIC and ASIC

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

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,”“Hilltop,” “HTH,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc.(formerly known as Affordable Residential Communities Inc.) and its direct and indirect wholly-owned subsidiaries.

OUR GENERAL STRUCTURE

At December 31, 2010, HTH is a holding company that owns all of the outstanding shares of NLASCO, Inc., or NLASCO.  NLASCO, in turn, owns National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC, both of which are licensed property and casualty insurers operating in multiple states.  In addition, NLASCO also owns the NALICO GA, a general agency that operates in Texas.   NLIC commenced business in 1949 and currently operates in 15 states, with its largest market being the state of Texas.  NLIC carries a financial strength rating of “A” (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 12 states, its largest market being the state of Arizona.  ASIC carries a financial strength rating of “A” (Excellent) by A.M. Best.  Both of these companies are regulated by the Texas Department of Insurance.

Beginning in 1995, we were founded as several companies under the name “Affordable Residential Communities” or “ARC,” now known as Hilltop Holdings Inc., for the purpose of engaging in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses.  In 1998 we formed a Maryland corporation for the purpose of acting as the investment vehicle for, and a co-general partner of, our operating partnership, HTH Operating Partnership LP, formerly known as Affordable Residential Communities LP.  In May 2002, we completed a reorganization in which we acquired substantially all the other real property partnerships and other related businesses we had previously organized and operated.

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

DEVELOPMENTS DURING 2010

We appointed a new President and Chief Executive Officer.

On March 11, 2010, Gerald J. Ford submitted his resignation as President and Chief Executive Officer to the Board of Directors to the Company.  Gerald J. Ford, however, will remain Chairman of the Board of the Company.  As a result of this resignation, the Board of Directors appointed Jeremy B. Ford as the President and Chief Executive Officer of the Company, as well as director of the Company.

We had an extension to our loan agreement.

On October 27, 2010, NLASCO renewed its line of credit with a financial institution.  The line allows for borrowings by NLASCO up to $5.0 million and is secured by substantially all of NLASCO’s assets.  The line of credit bears interest equal to a base rate, plus 3.75% (5.01% at December 31, 2010), which is due quarterly.  This line of credit will expire in October 2011.  As of December 31, 2010, there was no outstanding balance on the note.

OVERVIEW OF RESULTS

For the year ended December 31, 2010, net loss attributable to common stockholders was $13.5 million, or $0.24 per share, as compared to a net loss attributable to common stockholders of $12.4 million, or $0.22 per share, for the year ended December 31, 2009, and a net loss attributable to common stockholders of $32.9 million, or $0.58 per share, for the year ended December 31, 2008.

Our results for 2010 include the $5.9 million liquidation preference on the redemption of preferred stock, which occurred on September 6, 2010.

Segments

NLASCO operates through its wholly-owned subsidiaries, NLIC and ASIC. Given the homogenous nature of our products, the regulatory environments in which we operate, the nature of our customers and our distribution channels, we now monitor, control and manage our business lines as an integrated entity offering fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States.  Accordingly, we only have insurance company segment information to disclose.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates.  We have provided a summary of our significant accounting policies in Note 1 to the accompanying consolidated financial statements as of, and for the year ended, December 31, 2010.  We have summarized below those accounting policies that require our most difficult, subjective or complex judgments and that have the most significant impact on our financial condition and results of operations.  Our management evaluates these estimates on an ongoing basis.  These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

Losses and Loss Adjustment Expenses. The liability for losses and loss adjustment expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported.  Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and loss adjustment expenses, or LAE, by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance.  There are several methods that our actuaries utilize to estimate ultimate loss and LAE amounts, including:

•                  Paid Loss Development Method;

•                  Reported Loss Development Method;

•                  Paid Bornhuetter-Ferguson Method; and

•                  Reported Bornhuetter-Ferguson Method.

Paid and Reported Loss Development Methods.  Insured losses for a given year change in value over time as additional information on claims are received, as claim conditions change and as new claims are reported.  This process is commonly referred to as “loss development.”  To project ultimate losses and LAE, our actuaries examine the paid and reported (paid, plus case) losses and LAE and multiply these values by a loss development factor.  The selected loss development factors are based upon a review of the loss development patterns indicated in the companies’ historical loss triangles and applicable insurance industry loss development factors.

Paid and Reported Bornhuetter-Ferguson Methods.  The Bornhuetter-Ferguson, or BF, Method is a procedure that weights an expected ultimate loss and LAE amount, and the result of the loss development method.  This method is useful when loss data is immature or sparse because it is not as sensitive as the loss development method to unusual variations in the paid or reported amounts.  The BF method requires an initial estimate of expected ultimate losses and LAE.  For each year, the expected ultimate losses and LAE is based on a review of the ultimate loss ratios indicated in the companies’ historical data and applicable insurance industry ultimate loss ratios.  Each loss development factor, paid or reported, implies a certain percent of the ultimate losses and LAE is still unpaid or unreported.  The amounts of unpaid or unreported losses and LAE by year are estimated as the percentage unpaid or unreported, times the expected ultimate loss and LAE amounts.  To project ultimate losses and LAE, the actual paid or reported losses and LAE to date are added to the estimated unpaid or unreported amounts.

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

Our recorded reserves reflect our best estimate as of a particular point in time based upon known facts, current law and our judgment.  The carried reserve may differ from the actuarial central estimate as the result of our consideration of the factors noted above, as well as other factors impacting claims costs that may not be quantifiable through actuarial analysis.  This process results in management’s best estimate, which is then recorded as the reserve for unpaid losses and LAE.

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

Reserve estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions.  In estimating the reserves for unpaid losses and LAE, it is necessary to project future loss and LAE payments.  Actual future losses and LAE will not develop exactly as projected and may, in fact, vary significantly from the actuarially indicated projections.  Further, these projections make no provision for extraordinary future emergence of new classes of losses or types of losses, which are not sufficiently represented in the companies’ historical data or that are not yet quantifiable.  Extraordinary future emergence can arise from an unforeseen broadening of coverage instigated by regulatory actions, judicial decisions or similar developments.

The underlying processes of establishing our best estimate of the liability for unpaid losses and LAE require the use of estimates, actuarial judgment and management considerations and, therefore, is an inherently uncertain process.  The recorded reserves for the companies’ liability for unpaid losses and LAE are estimates based on long term averages.  Actual loss experience in any given year may differ from what is suggested by these averages.  For some lines of business, the written premium volume is small and actual results are therefore subject to an exceptionally high degree of variability.  While the recorded reserves are our best estimate as of a particular point in time, these reserves should be considered central estimates within a wide range of possible outcomes.

In arriving at our best estimate of the unpaid losses and LAE, and based on management discussion with our actuaries, we would consider reasonably likely changes in the key assumptions, such as the underlying loss development pattern or the expected loss ratio, to have an impact on our best estimate by +/- 10%.  As of December 31, 2010, this equates to approximately +/- $1.5 million, which represents approximately 0.2% of equity and 11.2% of calendar year 2010 losses.

The following table presents our gross loss and LAE reserve amounts at December 31, 2010 and 2009 for each of NLIC and ASIC by line of business (dollars in thousands):

For the year ended December 31, 2010

Company	Homeowners	Special Property	Commercial Multiple Peril	Other Liability	Fidelity & Surety	All Lines

ASIC	$1,558	$325	$14	$1,021	$—	$2,918
NLIC	37,708	15,655	1,467	1,134	—	55,964

Consolidated	$39,266	$15,980	$1,481	$2,155	$—	$58,882

For the year ended December 31, 2009

Company	Homeowners	Special Property	Commercial Multiple Peril	Other Liability	Fidelity & Surety	All Lines

ASIC	$1,167	$390	$87	$923	$—	$2,567
NLIC	20,693	8,654	801	1,032	33	31,213

Consolidated	$21,860	$9,044	$888	$1,955	$33	$33,780

Investment Securities.  At December 31, 2010, investment securities consist of U.S. Government, mortgage-backed, corporate debt and equity securities.  We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity.  Our equity securities are classified as trading or available-for-sale.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Held-to-maturity debt securities are those securities in which we have the ability, and intent, to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Deferred Acquisition Costs.  Costs of acquiring insurance vary with, and are related to, the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses.  These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate.  Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized.  Future investment income is considered in determining the recoverability of deferred acquisition costs.  The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset.  A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income.  At December 31, 2010, there was no premium deficiency.

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

ASC 740, specifically 740-10-25, Recognition, clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 requires that we determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position.  For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements.  For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefits in our consolidated financial statements.

Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized.  As a result of the allocation of the purchase price for the real estate assets we sold in 2007 by the purchaser, we reallocated $34.1 million of gain recognized to those assets in the quarter ended September 30, 2008, the period in which the purchase price allocation was finalized.  This reallocation resulted in a deferred tax benefit of $4.6 million as of December 31, 2008.  There is no valuation allowance as of December 31, 2010.

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

The goodwill impairment analysis is a two-step test. The first step (Step #1), used to identify potential impairment  involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.  The Company has estimated fair values of reporting units based on a market approach using historic, normalized actual and forecast results.  Management determined that HTH has two reporting units, which are the Parent (the holding company) and NLASCO (the insurance company).

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

At December 31, 2010, we determined that the estimated fair value of our reporting units exceeded their carrying values and, therefore, we did not perform the second step as described above.  Consequently, we determined that no impairment existed with respect to goodwill and intangible assets at December 31, 2010.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Results of insurance operations.  The following table shows the underwriting gain or loss, as well as other revenue and expense items included in the financial results of NLASCO for the year ended December 31, 2010 and 2009 (in thousands).  NLASCO’s underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. NLASCO’s underwriting performance is one of the most important factors in evaluating the overall results of operations given the fluctuations that can occur in loss and LAE due to weather related events, as well as the uncertainties involved in the process of estimating reserves for losses and LAE.  The underwriting results and fluctuations in other revenue and expense items of NLASCO are discussed in greater detail below.

	Year Ended December 31,
NLASCO Summary of Insurance Operations	2010	2009	Dollar	Percentage
Underwriting gain (loss)
Homeowners	$(2,564)	$(4,227)	$1,663	39.3%
Fire	1,844	3,556	(1,712)	-48.1%
Mobile Home	845	1,155	(310)	-26.8%
Commercial	1,779	967	812	84.0%
Other	188	209	(21)	-10.0%
Total underwriting gain	$2,092	$1,660	$432	26.0%

Other revenue (expense items)
Net investment income	5,873	6,165	(292)	-4.7%
Net realized gains on investments	137	83	54	65.1%
Other income	6,744	6,917	(173)	-2.5%
Depreciation and amortization	(1,788)	(1,981)	193	9.7%
Interest expense	(1,961)	(2,601)	640	24.6%
Total other revenue items	9,005	8,583	422	4.9%
Operating income before federal income taxes	11,097	10,243	854	8.3%
Federal income tax expense on operating income	3,934	3,578	356	9.9%
Net income from continuing operations of NLASCO	$7,163	$6,665	$498	7.5%

Revenue.  Revenue for the year ended December 31, 2010 was $131.7 million, compared to $128.8 million for the year ended 2009.  This increase is due to net premiums earned of $117.2 for the year ended 2010, compared to $115.2 million for the year ended 2009, $7.7 million of net investment income for the year ended 2010 compared to $6.5 million for the year ended 2009, $6.7 million of other income for the year ended 2010 compared to $6.9 million in 2009 and $0.1 million in net realized investment gains for the year ended 2010 as compared to $0.3 million for the year ended 2009.

Net premiums earned are up $2.0 million for the year ended 2010 as compared to the year ended 2009 due to higher net written premiums offset by greater change in net unearned premiums. Net investment income increased $1.2 million for the year ended 2010 as compared to the year ended 2009 due to higher yields on the cash held at the parent (HTH).

Underwriting Results.  The following table shows the components of NLASCO’s underwriting gain for the year ended December 31, 2010 and 2009.  NLASCO’s underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses.  The underwriting results are discussed below (in thousands).

	Year Ended December 31,
	2010	2009	Dollar	Percentage
Direct premiums written	$139,290	$131,309	$7,981	6.1%
Net premiums written	$121,691	$114,743	$6,948	6.1%

Net premiums earned	$117,192	$115,153	$2,039	1.8%
Loss and LAE	70,943	70,295	648	0.9%
Policy acquisition and other underwriting expenses	44,157	43,198	959	2.2%
Underwriting gain (loss)	$2,092	$1,660	$432	26.0%

Agency expenses	$(1,966)	$(2,051)	$85	4.1%
Loss and LAE ratio	60.5%	61.0%	-0.5%
Policy acquisition and other underwriting less agency expense ratio	36.0%	35.7%	0.3%
Combined ratio	96.5%	96.8%	-0.3%

The loss and LAE ratio is loss and LAE expenses divided by net premiums earned for the same period.  The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense divided by net premiums earned for the same period.  Combined ratio gives you the sum of both previous ratios.

Our combined ratio for the twelve months ended December 31, 2010 is 96.5%, as compared to 96.8% for the same period in 2009.  The decrease in loss and LAE ratio in 2010 is due to lower average loss per claim, offset in part by the emergence of prior year claims in 2010.  The higher loss and LAE ratio in 2009 is primarily due to the incurred losses related to non-catastophic claims, specifically the wind and hail losses, which tended to be more significant than current experience.

The Company seeks to operate at a combined ratio of 85.0%, excluding Property Claim Services (PCS) catastrophic events.  If PCS identifies a catastrophic event and the Company’s losses exceed $250,000 for that event, then management will internally identify the PCS event.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the twelve months ended December 31, 2010, catastrophic events that did not exceed our reinsurance retention accounted for $12.3 million of the total loss and loss adjustment expense, as compared to $9.8 million for the same period in 2009.  Excluding catastrophic events, our combined ratios for the twelve months ended December 31, 2010 and 2009 would have been 86.0% and 88.2%, respectively.

For the twelve months ended December 30, 2010 and 2009, the Company had incurred losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly.  Gross losses incurred from these storms were $26.0 million for the year ended December 31, 2010, compared to $24.3 million for the same period in 2009.  The losses in the year ended December 31, 2010 relate primarily to lawsuits filed in response to the pending expiration of the statute of limitations.  These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable.  The primary financial effect is additional reinstatement premium payable to the affected reinsurers.  For the year ended December 31, 2010 and 2009, the Company incurred reinstatement premiums of $2.5 million and $1.0 million, respectively.

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

Direct premiums written by major product line for the year ended December 31, 2010 and 2009 are presented in the table below (in thousands):

	Year Ended December 31,
	2010	2009	Dollar	Percentage
Direct Premiums Written:
Homeowners	$63,413	$57,356	$6,057	10.6%
Fire	45,637	46,815	(1,178)	-2.5%
Mobile Home	22,344	20,439	1,905	9.3%
Commercial	7,537	6,318	1,219	19.3%
Other	359	381	(22)	-5.8%
	$139,290	$131,309	$7,981	6.1%

Total direct premiums written increased for the year ended December 31, 2010 for all insurance products except for fire and other due to the development of additional insurance products and a new channel of distribution in Oklahoma for our products.  New homeowners insurance products generated $8.3 million in direct written premiums for the twelve months ended December 31, 2010.  For the same period in 2010, direct written premiums in Oklahoma increased $1.7 million. In 2010, the Company began non-renewing policies in the first tier of the Texas sea coast and no longer writes full wind coverage along the Texas sea coast due to high losses and reinsurance costs.  This has caused a decrease in homeowners and fire direct premiums written of $4.4 million for the twelve months ended December 31, 2010.  Mobile home products increased $1.9 million due to increased production in Oklahoma, Georgia, Tennessee and Texas.  Commercial products increased $1.2 million due to new insurance product for owners of rental property.  Most of the growth associated with this new commercial product occurred in the Texas market.

Net premiums written by major product line for the year ended December 31, 2010 and 2009 are presented in the table below (in thousands):

	Year Ended December 31,
	2010	2009	Dollar	Percentage
Net Premiums Written
Homeowners	$55,401	$50,119	$5,282	10.5%
Fire	39,871	40,909	(1,038)	-2.5%
Mobile Home	19,521	17,861	1,660	9.3%
Commercial	6,585	5,521	1,064	19.3%
Other	313	333	(20)	-6.0%
	$121,691	$114,743	$6,948	6.1%

Total net premiums written increased for the year ended December 31, 2010 for all lines of business, except fire and other, due to higher direct written premiums of $8.0 million, offset in part by an increase in ceded premiums of $1.2 million.  Ceded premiums increased as a result of higher reinstatement premiums of $1.5 million in 2010 as compared to 2009.

Net premiums earned by major product line for the year ended December 31, 2010 and 2009 are presented in the table below (in thousands):

	Year Ended December 31,
	2010	2009	Dollar	Percentage
Net Premiums Earned:
Homeowners	$53,353	$50,299	$3,054	6.1%
Fire	38,397	41,055	(2,658)	-6.5%
Mobile Home	18,799	17,924	875	4.9%
Commercial	6,341	5,540	801	14.5%
Other	302	335	(33)	-9.9%
	$117,192	$115,153	$2,039	1.8%

Net premiums earned for the year ended December 31, 2010 increased as compared to 2009 due to an increase in net premiums written of $6.9 million, offset by an increase in unearned premiums of $4.9 million.

Loss and Loss Adjustment Expenses.  Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers.  The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned.  The loss and LAE ratio for the year ended December 31, 2010 and 2009 was 60.5% and 61.0%, respectively.  The decrease in loss and LAE ratio in 2010 is due to lower average loss per claim for the 2010 accident year, offset in part by the emergence of prior year claims in 2010.

The Company’s net loss and LAE and the gross loss and LAE ratios for the year ended December 31, 2010 and 2009 are shown in the tables below:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Loss and LAE (in thousands):
Homeowners	$35,814	$35,657
Fire	22,085	22,098
Mobile Home	10,871	10,045
Commercial	2,173	2,495
	$70,943	$70,295

Incurred Claim Count:
Homeowners	8,010	10,417
Fire	6,273	7,775
Mobile Home	4,870	4,083
Commercial	998	387
	20,151	22,662
Average Loss and LAE per Claim:
Homeowners	$4,471	$3,423
Fire	3,521	2,842
Mobile Home	2,232	2,460
Commercial	2,177	6,447

Loss and LAE Ratio:
Homeowners	67.1%	70.9%
Fire	57.5%	53.8%
Mobile Home	57.8%	56.0%
Commercial	34.3%	45.0%

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the year ended December 31, 2010 and 2009 were as follows (in thousands):

	Twelve Months Ended December 31,
	2010	2009	Dollar	Percentage
Amortization of deferred policy acquisition costs	$31,256	$30,354	$902	2.9%
Other underwriting expenses	12,901	12,844	57	0.4%
Total policy acquisition and other underwriting expenses	44,157	43,198	959	2.2%
Agency expenses	(1,966)	(2,051)	85	-4.3%
Total policy acquisition and other underwriting expenses less agency expenses	$42,191	$41,147	$1,044	2.5%
Net premiums earned	$117,192	$115,153	$2,039	1.7%
Expense ratio	36.0%	35.7%	0.3%

Total policy acquisition and other underwriting expenses, less agency expenses, are up $1.0 million for the twelve months ended December 31, 2010, as compared to the same period in 2009, due to higher amortization of deferred policy acquisition costs (DAC).  DAC increased during the year ended December 31, 2010 due to increases in direct written premiums, as compared to the year ended 2009.

General and Administrative Expense.  General and administrative expense for 2010 was $7.4 million, as compared to $7.1 million for 2009, an increase of $0.3 million, or 3.9%.  This increase is primarily due to an increase in professional fees of $0.9 million, offset by decreases in salaries and benefits and management fees.  The increase in professional fees is due to an increase in acquisition costs related to due diligence costs in 2010.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $1.8 million for the year ended December 31, 2010, as compared to $2.0 million in 2009.

Interest Expense.  Interest expense was $9.0 million for 2010, as compared to $9.7 million for 2009, a decrease of $0.7 million, or 7.2%.  The decrease in interest expense is due to a decrease in the payable to the prior owner for redundant reserves as a result of a payment in February 2010.

Income Taxes.  The Company had a $1.0 million income tax benefit for the year ended December 31, 2010, compared to $1.3 million for 2009.  The benefit decreased in 2010 due pre-tax losses of $1.6 million for the year ended December 31, 2010 as compared to $3.5 million loss for the same period in 2009 and the recoupment of $0.6 million of state income taxes due to resolution of open state tax audits.  We allocate income taxes in accordance with ASC 740, specifically 740-10-20.

Preferred Stock Dividend.  On March 11, 2010 and June 10, 2010, the HTH board of directors declared quarterly cash dividends of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2010 and July 30, 2010, amounting to $2.6 million on each disbursement date.  On August 6, 2010, the Company called for redemption all of the outstanding shares of its Series A Preferred Stock.  The Series A Preferred Stock was redeemed on September 6, 2010, at a cash redemption price of $25.2063 per share, representing the liquidation preference of $25.00 per share, plus accrued and unpaid dividends to, and including, the date of redemption.  For the twelve months ended December 31, 2010, the dividend was $1.2375 per share as compared to $2.0625 per share in the twelve months ended December 31, 2009.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was $13.5 million for 2010, as compared to $12.4 million for 2009, an increase of $1.1 million.  The majority of this difference is due higher loss and LAE of $0.6 million, higher policy acquisition and other underwriting expenses of $1.0 million and loss on redemption of preferred stock of $5.9 million, offset by higher revenues of $2.9 million and lower preferred stock dividend of $3.3 million.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Results of insurance operations.  The following table shows the underwriting gain or loss, as well as other revenue and expense items included in the financial results of NLASCO for the year ended December 31, 2009 and 2008 (in thousands).  NLASCO’s underwriting gain or loss consists of net premiums earned less loss and LAE and policy acquisition and other underwriting expenses. NLASCO’s underwriting performance is one of the most important factors in evaluating the overall results of operations given the fluctuations that can occur in loss and LAE due to weather related events, as well as the uncertainties involved in the process of estimating reserves for losses and LAE.  The underwriting results and fluctuations in other revenue and expense items of NLASCO are discussed in greater detail below.

	Year Ended December 31,
NLASCO Summary of Insurance Operations	2009	2008	Dollar	Percentage
Underwriting gain (loss)
Homeowners	$(4,227)	$(7,596)	$3,369	44.4%
Fire	3,556	(2,324)	5,880	253.0%
Mobile Home	1,155	844	311	36.8%
Commercial	967	220	747	339.5%
Other	209	216	(7)	-3.2%
Total underwriting gain(loss)	$1,660	$(8,640)	$10,300	119.2%

Other revenue (expense items)
Net investment income	6,165	8,255	(2,090)	-25.3%
Net realized gains (losses) on investments	83	(4,035)	4,118	102.1%
Other income	6,917	6,147	770	12.5%
Depreciation and amortization	(1,981)	(2,159)	178	8.2%
Interest expense	(2,601)	(3,644)	1,043	28.6%
Total other revenue (expense) items	8,583	4,564	4,019	88.1%
Operating income (loss) before federal income taxes	10,243	(4,076)	14,319	351.3%
Federal income tax expense (benefit) on operating income	3,578	(1,434)	5,012	349.5%
Net income (loss) from continuing operations of NLASCO	$6,665	$(2,642)	$9,307	352.3%

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

Underwriting Results.  The following table shows the components of NLASCO’s underwriting gain for the year ended December 31, 2009 and 2008.  NLASCO’s underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses.  The underwriting results are discussed below (in thousands).

	Year Ended December 31,
	2009	2008	Dollar	Percentage
Direct premiums written	$131,309	$132,642	$(1,333)	-1.0%
Net premiums written	$114,743	$113,285	$1,458	1.3%

Net premiums earned	$115,153	$115,247	$(94)	-0.1%
Loss and LAE	70,295	80,435	(10,140)	-12.6%
Policy acquisition and other underwriting expenses	43,198	43,452	(254)	-0.6%
Underwriting gain (loss)	$1,660	$(8,640)	$10,300	119.2%

Agency expenses	$(2,051)	$(2,375)	$324	13.6%
Loss and LAE ratio	61.0%	69.8%	-8.8%
Policy acquisition and other underwriting less agency expense ratio	35.7%	35.6%	0.1%
Combined ratio	96.8%	105.4%	-8.6%

The loss and LAE ratio is loss and LAE expenses divided by net premiums earned for the same period.  The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense divided by net premiums earned for the same period.  Combined ratio gives you the sum of both previous ratios.

Our combined ratio for the twelve months ended December 31, 2009 is 96.8%, as compared to 105.4% for the same period in 2008.  The decrease in loss and LAE ratio in 2009 is due to less severe weather and lower overall loss experience due to no catastrophic events occurring in 2009.  The loss and LAE ratio in 2008 is due to the incurred losses related to Hurricanes Dolly, Gustav and Ike of $83.1 million (including loss adjustment expenses and gross incurred but not reported reserves) in catastrophic related losses for the year ended December 31, 2008.  For the year ended December 31, 2008, NLASCO’s net catastrophic loss experience was $13.0 million after reinsurance.

The industry aggregate for combined ratio for 2008, was 104.7%, which is slightly below the combined ratio for NLIC and ASIC of 105.4%, for the same period.

The Company seeks to operate at a combined ratio of 85.0%, excluding Property Claim Services (PCS) catastrophic events.  If PCS identifies a catastrophic event and the Company’s losses exceed $250,000 for that event, then management will internally identify the PCS event.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the twelve months ended December 31, 2009, catastrophic events that did not exceed our reinsurance retention accounted for $9.8 million of the total loss and loss adjustment expense, as compared to $12.0 million for the same period in 2008.  Excluding catastrophic events, our combined ratios for the twelve months ended December 31, 2009 and 2008 would have been 88.2% and 95.0%, respectively.

For the twelve months ended December 31, 2009 and 2008, the Company had incurred losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly.  Gross losses incurred from these storms were $24.3 million for the year ended December 31, 2009, compared to $70.0 million for the same period in 2008.  These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable.  The primary financial effect is additional reinstatement premium payable to the affected reinsurers.  For the year ended December 31, 2009 and 2008, the Company incurred reinstatement premiums of $2.5 million and $8.2 million, respectively.

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

Total direct premiums written decreased for the year ended December 31, 2009, for all insurance products, except for mobile home and commercial, as a result of stronger competition and more challenging economic times.

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

Total net premiums written increased for the year ended December 31, 2009, in the mobile home and commercial lines of business.  Reinstatement premiums related to Hurricanes Dolly, Gustav and Ike of $8.2 million decreased net premiums written in 2008, partially offset by higher reinsurance costs and lower direct premiums in 2009.

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

The Company’s net loss and LAE and the gross loss and LAE ratios for the year ended December 31, 2009 and 2008 are shown in the tables below (in thousands, except claim count figures):

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Loss and LAE (in thousands):
Homeowners	$35,657	$39,499
Fire	22,098	28,312
Mobile Home	10,045	9,702
Commercial	2,495	2,922
	$70,295	$80,435

Incurred Claim Count:
Homeowners	10,417	13,024
Fire	7,775	11,062
Mobile Home	4,083	3,882
Commercial	387	618
	22,662	28,586
Average Loss and LAE per Claim:
Homeowners	$3,423	$3,033
Fire	2,842	2,559
Mobile Home	2,460	2,499
Commercial	6,447	4,728

Loss and LAE Ratio:
Homeowners	70.9%	77.1%
Fire	53.8%	67.9%
Mobile Home	56.0%	57.3%
Commercial	45.0%	57.9%

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the year ended December 31, 2009 and 2008 were as follows (in thousands):

	Twelve Months Ended December 31,
	2009	2008	Dollar	Percentage
Amortization of deferred policy acquisition costs	$30,354	$29,469	$885	3.0%
Other underwriting expenses	12,844	13,983	(1,139)	-8.1%
Total policy acquisition and other underwriting expenses	43,198	43,452	(254)	-0.6%
Agency expenses	(2,051)	(2,375)	324	13.6%
Total policy acquisition and other underwriting expenses less agency expenses	$41,147	$41,077	$70	0.2%
Net premiums earned	$115,153	$115,247	$(94)	-0.1%
Expense ratio	35.7%	35.6%	0.1%

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

LIQUIDITY AND CAPITAL RESOURCES

HTH is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $940 million at December 31, 2010.  HTH’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making opportunistic acquisitions, and, if necessary or appropriate, from additional equity or debt financing sources.

As of December 31, 2010, we had approximately $649 million in cash and cash equivalents, consisting of approximately $601 million owned by the parent company and $48 million owned by NLASCO and its subsidiaries.  At December 31, 2010, we had total investments of approximately $149 million, consisting of investments in available-for-sale equities with a fair value of $8.8 million and $140.2 million in carrying value of fixed maturities securities owned by NLASCO and its subsidiaries.

In September 2010, the Company redeemed all of its outstanding shares of Series A preferred stock at a cash redemption price of $25.2063 per share, representing the liquidation preference of $25.00 per share, plus accrued and unpaid dividends to, and including, the date of redemption.

As of December 31, 2010, we had $138.4 million of debt, consisting of $90.9 million of senior exchangeable notes and $47.5 million of debt owed by NLASCO and its subsidiaries.

Our short-term liquidity needs as of December 31, 2010 include (a) funds to pay our insurance claims of NLASCO and subsidiaries and (b) funds to service our total debt of $138.4 million.

Our insurance operating subsidiary, NLASCO, has primary investment objectives to preserve capital and manage for a total rate of return in excess of a specified benchmark portfolio. NLASCO’s strategy is to purchase securities in sectors that represent the most attractive relative value.  Bonds, cash and short-term investments constituted $188.2 million, or 95.5%, of NLASCO’s $197.0 million in investments at December 31, 2010. NLASCO had $8.8 million, or 4.5% of its investments, in equity investments as of December 31, 2010.  We currently do not have any significant concentration in both direct and indirect guarantor exposure.  NLASCO has no investments in subprime mortgages.  NLASCO has custodial agreements with A.G. Edwards and Wells Fargo Bank and an investment management agreement with DTF Holdings, LLC.

NLASCO’s liquidity requirements are met primarily by positive cash flow from operations and investment activity.  Primary sources of cash from insurance operations are premiums and other considerations, net investment income and investment sales and maturities.  Primary uses of cash include payments of claims, operating expenses and income taxes, funds to service $47.5 million of debt and purchases of investments.  NLASCO’s insurance subsidiaries have regulatory restrictions on the amount of dividends they can declare.

The investment committee meets regularly to review the portfolio performance and investment markets in general.  Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

We believe that existing cash and investment balances, when combined with anticipated cash flows from operations and dividends from our insurance companies, will be adequate to meet our expected liquidity needs for the reasonably foreseeable future.  We will continue to pursue and investigate possible strategic opportunities.  In that regard, we may need to secure external financing.  We cannot assure you that we will be successful in obtaining any such financing or in the implementation of our business plan.  See “Item 1A. Risk Factors” starting on page 22.

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

Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only.  Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed that exceed the greater of ten percent of the company’s surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period.  The subsidiaries paid $14.0 million in dividends to NLASCO in March 2008, no dividends in 2009 and $6.0 million in March 2010.  At December 31, 2010, the maximum dividend that may be paid to NLASCO in 2011 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders.  At December 31, 2010, NLASCO’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or RBC, requirements for insurance companies that establish minimum capital requirements relating to insurance risk, credit risk, interest rate risk and business risk.  The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action.  At December 31, 2010, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to carry out our normal business activities, including debt payments on our senior exchangeable notes.

CASH FLOWS

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Cash provided by operations was $9.9 million in 2010, as compared to $18.9 million in 2009.  Cash provided by operations decreased $9.0 million primarily due to increase in deferred acquisition costs of $1.7 million, decrease in cash received from income taxes of $20.2 million, decrease in payable to related party of $4.4 million, offset by decrease in net loss of $1.6 million, increase in deferred income taxes of $0.5 million, increase in unearned premiums of $5.0 million and changes in operating assets and liabilities of $10.2 million.

The increase in deferred acquisition costs is attributable to increases in unearned premiums, which was a result of higher written premiums in the year ended December 2010 as compared to 2009. The decrease in income taxes payable is due to receiving $1.9 million in refunds on income taxes in 2010 as compared to receiving $23.4 million in refunds in 2009.  Changes in operating assets and liabilities increased $10.2 million due to increases in loss and LAE reserves of $6.3 million, increases in reinstatement premiums payable of $5.4 million, decreases in investments of $0.5 million and decreases in premium and agents’ balances of $1.0 million.

Cash used in investing activities was $16.7 million in 2010, as compared to cash provided by investing activities of $32.1 million in 2009. The decrease in cash provided by investing activities of $48.8 million was primarily due to proceeds from maturities and purchases of available-for-sale securities decreasing $26.1 million and a decrease in restricted cash of $18.5 million.

Cash used in financing activities was $133.8 million in 2010, as compared with $10.3 million in 2009.  The increase in cash used in financing activities primarily was due to the redemption of preferred stock in 2010 of $125 million.

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

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2010, 2009 and 2008. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the U.S. economy and may increase the cost of labor and utilities.

COMMITMENTS

At December 31, 2010, we had $138.4 million of outstanding indebtedness.  It consists of the following: $90.9 million, or 66%, of our total indebtedness is fixed rate and $47.5 million, or 34%, is variable rate.  At December 31, 2010, we had the following indebtedness outstanding with the following repayment obligations (in thousands):

	Principal Commitments			Interest Commitments			Total Debt Commitments
	Fixed	Variable	Total	Fixed	Variable(1)	Total	Fixed	Variable	Total

2011	$—	$—	$—	$6,814	$2,214	$9,028	$6,814	$2,214	$9,028
2012	—	—	—	6,814	2,608	9,422	6,814	2,608	9,422
2013	—	—	—	6,814	3,050	9,864	6,814	3,050	9,864
2014	—	—	—	6,814	3,491	10,305	6,814	3,491	10,305
2015	—	—	—	6,814	3,815	10,629	6,814	3,815	10,629
Thereafter	90,850	47,500	138,350	74,954	72,485	147,439	165,804	119,985	285,789
Commitments	$90,850	$47,500	$138,350	$109,024	$87,663	$196,687	$199,874	$135,163	$335,037

(1)  For variable rate debt, interest commitments were calculated as expected interest payments based on the weighted average of current interest rates.

At December 31, 2010 the following table shows our outstanding commitments for leases (in thousands).

	Payments Due by Period
	Less than	1-3
Lease Obligations	1 year	years	Total
Total lease obligations	$519	$1,558	$2,077

NLASCO’s loss reserves do not have contractual maturity dates.  Based on historical payment patterns, however, the following table estimates when management expects the loss reserves to be paid.  The timing of payments is subject to significant uncertainty.  NLASCO maintains a portfolio of investments with varying maturities to provide adequate cash flows for the payment of claims.

Reserves
in thousands

2011	$32,562
2012	13,484
2013	8,067
2014	3,945
2015	471
Thereafter	353
$58,882

The following table sets forth certain information with respect to our indebtedness outstanding as of December 31, 2010 and 2009 excluding indebtedness related to assets held for sale (in thousands):

	Year Ended December 31,
	2010	2009

Senior exchangeable notes due 2025, 7.50% per annum	$90,850	$90,850
Insurance company line of credit due October 2011, base rate less 0.5% per annum	—	—
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (4.40% at December 31, 2010)	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (4.35% at December 31, 2010)	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (4.35% at December 31, 2010)	7,500	7,500
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (3.70% at December 31, 2010)	20,000	20,000
	$138,350	$138,350

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU-2010-20 to amend Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The updated guidance is effective for periods ending after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In October 2010, the FASB issued ASU-2010-26 to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  The updated guidance is effective for periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU-2010-29 to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in the update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

As of December 31, 2010 our total debt outstanding was $138.4 million, comprised of approximately $90.9 million of indebtedness subject to fixed interest rates. Approximately $47.5 million, or 34%, of our total consolidated debt is variable rate debt.

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

The fair value of debt outstanding as of December 31, 2010 was approximately $137.2 million.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears on Page F-2 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND  CORPORATE GOVERNANCE

The information called for by this Item is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2010, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this Item is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.

Hilltop Holdings, Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009, and 2008	F-4
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008	F-5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008	F-6
	Notes to Consolidated Financial Statements	F-7

2.	Financial Statement Schedules.
Schedule I Summary of Investments — Other Than Investments in Related Parties
Schedule IV Reinsurance

3.	Exhibits. See the Exhibit Index following the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

By:	/s/ JEREMY B. FORD
Jeremy B. Ford
Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

MARCH 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JEREMY B. FORD	President, Chief Executive Officer and Director	March 11, 2011
Jeremy B. Ford	(Principal Executive Officer)

/s/ DARREN PARMENTER	Senior Vice President (Principal Financial and	March 11, 2011
Darren Parmenter	Accounting Officer)

/s/ RHODES BOBBITT	Director and Audit Committee Member	March 11, 2011
Rhodes Bobbitt

/s/ W. JORIS BRINKERHOFF	Director	March 11, 2011
W. Joris Brinkerhoff

/s/ CHARLES R. CUMMINGS	Director and Chairman of Audit Committee	March 11, 2011
Charles R. Cummings

/s/ J. MARKHAM GREEN	Director and Audit Committee Member	March 11, 2011
J. Markham Green

/s/ JESS T. HAY	Director	March 11, 2011
Jess T. Hay

/s/ WILLIAM T. HILL, JR.	Director	March 11, 2011
William T. Hill, Jr.

/s/ W. ROBERT NICHOLS, III	Director	March 11, 2011
W. Robert Nichols, III

/s/ C. CLIFTON ROBINSON	Director	March 11, 2011
C. Clifton Robinson

/s/ KENNETH D. RUSSELL	Director	March 11, 2011
Kenneth D. Russell

/s/ CARL B. WEBB	Director	March 11, 2011
Carl B. Webb

Exhibit Number	Description of Exhibit

3.1*

Articles of Amendment and Restatement of Affordable Residential Communities Inc., dated February 16, 2004, as amended or supplemented by: Articles Supplementary, dated February 16, 2004; Corporate Charter Certificate of Notice, dated June 6, 2005; Articles of Amendment, dated January 23, 2007; Articles of Amendment, dated July 31, 2007; Corporate Charter Certificate of Notice, dated September 23, 2008; and Articles Supplementary, dated December 15, 2010.

3.2	Second Amended and Restated Bylaws of Hilltop Holdings Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 16, 2009, and incorporated herein by reference).

4.1

Form of Certificate of Common Stock of Hilltop Holdings Inc. (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).

4.2

First Amended and Restated Pairing Agreement, dated February 12, 2004, by and between Affordable Residential Communities Inc. and Affordable Residential Communities LP (filed as Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

4.3	Corporate Charter Certificate of Notice, dated June 6, 2005 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-12585) and incorporated herein by reference).

4.4.1

Indenture, dated August 9, 2005, by and between Affordable Residential Communities LP and U.S. Bank National Association, as Trustee, regarding the 7½% Senior Exchangeable Notes Due 2025 of Affordable Residential Communities LP (filed as Exhibit 4.7.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

4.4.2

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

10.2.2†

Form of Restricted Stock Grant Agreement for use under the Affordable Residential Communities Inc. 2003 Equity Incentive Plan (filed as Exhibit 10.2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.2.3*†	Form of Affordable Residential Communities Inc. 2003 Equity Incentive Plan Non-Qualified Stock Option Agreement.

10.3†

Affordable Residential Communities Inc. Management Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-109816) and incorporated herein by reference).

10.4

Registration Rights Agreement, dated August 9, 2005, among Affordable Residential Communities LP, Affordable Residential Communities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.5

Common Stock Delivery Agreement, dated August 9, 2005, by and between Affordable Residential Communities LP and Affordable Residential Communities Inc. (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.6

Stock Purchase Agreement, dated October 6, 2006, by and among Affordable Residential Communities Inc., ARC Insurance Holdings Inc., C. Clifton Robinson, C.C. Robinson Property, Ltd. and the Robinson Charitable Remainder Unitrust (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2006, and incorporated herein by reference).

10.7

Registration Rights Agreement, dated January 31, 2007, by and between Affordable Residential Communities Inc. and C. Clifton Robinson. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2007, and incorporated herein by reference).

10.8

Stock Purchase Agreement, dated October 6, 2006, by and between Affordable Residential Communities Inc. and Flexpoint Fund, L.P. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2007, and incorporated herein by reference).

10.9

Registration Rights Agreement, dated January 31, 2007, by and between Affordable Residential Communities Inc. and Flexpoint Fund, L.P. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 5, 2007, and incorporated herein by reference).

10.10†

Employment Agreement, dated January 31, 2007, by and between NLASCO, Inc. and C. Clifton Robinson (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2007, and incorporated herein by reference).

10.11†

Employment Agreement, dated August 15, 2007, by and between Hilltop Holdings Inc. and Darren Parmenter (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2007, and incorporated herein by reference).

10.12.1†

Management Services Agreement, dated April 28, 2008, but effective as of January 1, 2008, by and between Hilltop Holdings Inc. and Diamond A Administration Company LLC (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference).

10.12.2†

First Amendment to Management Services Agreement, dated as of March 15, 2010, by and between Hilltop Holdings Inc. and Diamond A Administration Company LLC (filed as Exhibit 10.14.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2010, and incorporated herein by reference).

10.12.3†

Second Amendment to Management Services Agreement, dated as of April 30, 2010, by and between Hilltop Holdings Inc. and Diamond A Administration Company LLC (filed as Exhibit 10.14.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010, and incorporated herein by reference).

10.13†

Employment Agreement, dated January 31, 2007, by and between NLASCO, Inc. and Greg Vanek (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.14†

Retirement and Release Agreement, dated December 1, 2009, by and between Hilltop Holdings Inc. and Larry D. Willard (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.15†	Compensation arrangement with Jeremy B. Ford (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on May 5, 2010, and incorporated herein by reference).

14.1

Hilltop Holdings, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Hilltop Holdings Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hilltop Holdings Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 11, 2011

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 and 2009

(in thousands except share and per share data)

	December 31,	December 31,
	2010	2009
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $115,344 and $107,738 respectively)	$123,162	$113,157
Held-to-maturity securities, at amortized cost (fair value of $18,059 and $17,244, respectively)	17,035	16,539
Equity securities
Available for sale securities, at fair value (cost of $8,478 and $234, respectively)	8,768	272
Total investments	148,965	129,968

Cash and cash equivalents	649,439	790,013
Accrued interest and dividends	1,519	1,494
Premiums receivable	22,490	20,955
Deferred acquisition costs	17,237	15,745
Reinsurance receivable, net of uncollectible amounts	45,655	21,769
Prepaid reinsurance premiums	4,898	4,728
Income tax receivable	—	2,187
Deferred income taxes	9,115	11,531
Goodwill	23,988	23,988
Intangible assets, definite life	7,599	9,241
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	2,021	1,845
Loan origination costs, net	2,871	3,068
Other assets	844	1,220
Total Assets	$939,641	$1,040,752

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and loss adjustment expenses	$58,882	$33,780
Unearned premiums	72,814	68,145
Reinsurance payable	5,666	1,100
Accounts payable and accrued expenses	8,600	8,381
Income taxes payable	78	—
Notes payable	138,350	138,350
Dividends payable	—	1,719
Other liabilities	2,196	5,500
Total liabilities	286,586	256,975

Commitments and Contingencies (see Note 16)

Stockholders’ Equity
Series A preferred stock, $0.01 par value, 0 shares designated, issued and outstanding at December 31, 2010 and 5,750,000 shares designated, 5,000,000 shares issued and outstanding at December 31, 2009	—	119,108
Common stock, $0.01 par value, 100,000,000 shares authorized, 56,495,410 and 56,485,405 shares issued and outstanding at December 31, 2010 and 2009, respectively	565	565
Additional paid-in capital	918,046	917,896
Accumulated other comprehensive gain	5,270	3,547
Accumulated deficit	(270,826)	(257,339)
Total stockholders’ equity	653,055	783,777
Total liabilities and stockholders’ equity	$939,641	$1,040,752

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(in thousands except per share data)

	2010	2009	2008
Revenue:
Net premiums earned	$117,192	$115,153	$115,247
Net investment income	7,664	6,458	27,143
Other income	6,744	6,917	6,147
Net realized (losses) gains on investments
Other-than-temporary impairments on fixed maturity securities	(70)	(841)	(4,267)
Other realized investment gains (losses), net	207	1,148	(41,725)
Total realized investment gains (losses), net	137	307	(45,992)
Total revenue	131,737	128,835	102,545
Expenses:
Loss and loss adjustment expenses	70,943	70,295	80,435
Policy acquisition and other underwriting expenses	44,157	43,198	43,452
General and administrative expenses	7,433	7,154	8,115
Depreciation and amortization	1,788	1,981	2,159
Interest expense	8,971	9,668	10,528
Total expenses	133,292	132,296	144,689

Loss before income tax benefit	(1,555)	(3,461)	(42,144)
Income tax benefit	1,007	1,349	19,559
Net loss	(548)	(2,112)	(22,585)
Preferred stock dividend	(7,047)	(10,313)	(10,313)
Loss on redemption of preferred stock	(5,892)	—	—
Net loss attributable to common stockholders	$(13,487)	$(12,425)	$(32,898)

Loss per share attributable to common stockholders
Basic loss per share	$(0.24)	$(0.22)	$(0.58)
Diluted loss per share	$(0.24)	$(0.22)	$(0.58)

Weighted average share information
Basic shares outstanding	56,492	56,474	56,453
Diluted shares outstanding	56,492	56,474	56,453

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(in thousands)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, December 31, 2007	5,000	$119,108	56,461	$564	$917,582	$(1,053)	$(212,016)	$824,185
Net loss							(22,585)	(22,585)
Other comprehensive income, net of tax of $37						68		68
Total comprehensive loss								(22,517)
Preferred stock dividends declared							(10,313)	(10,313)
Common stock issued to board members			16		167			167
Shares redeemed			(21)		(215)			(215)
Stock compensation expense					148			148
Balance, December 31, 2008	5,000	$119,108	56,456	$564	$917,682	$(985)	$(244,914)	$791,455
Net loss							(2,112)	(2,112)
Other comprehensive income, net of tax of $2,440						4,532		4,532
Total comprehensive income								2,420
Preferred stock dividends declared							(10,313)	(10,313)
Common stock issued to board members			12	1	136			137
Options exercised			17					—
Stock compensation expense					78			78
Balance, December 31, 2009	5,000	$119,108	56,485	$565	$917,896	$3,547	$(257,339)	$783,777
Net loss							(548)	(548)
Other comprehensive income, net of tax of $928						1,723		1,723
Total comprehensive income								1,175
Preferred stock dividends declared							(7,047)	(7,047)
Redemption of Series A preferred stock	(5,000)	(119,108)					(5,892)	(125,000)
Common stock issued to board members			10		111			111
Common stock retired					(2)			(2)
Stock compensation expense					41			41
Balance, December 31, 2010	—	$—	56,495	$565	$918,046	$5,270	$(270,826)	$653,055

The accompanying notes are an integral part of these consolidated financial statements

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009 and 2008

(in thousands)

	For the Twelve Months Ended December 31
	2010	2009	2008
Cash flow from operating activities:
Net loss	$(548)	$(2,112)	$(22,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,788	1,981	2,159
Decrease in deferred income taxes	1,488	995	7,216
Increase (decrease) in unearned premiums	4,669	(306)	41
(Increase) decrease in deferred acquisition costs	(1,492)	190	(1,414)
Realized (gains) losses on investments	(137)	(307)	45,992
Amortization of loan origination costs	197	197	197
Stock grant compensation expense	150	214	100
Decrease (increase) in income tax receivable	2,187	22,411	(24,598)
Increase (decrease) in income tax payable	78	—	(12,238)
(Decrease) increase in payable to related party	(3,651)	761	(613)
Changes in operating assets and liabilities	5,122	(5,124)	(1,447)
Net cash provided by (used in) operating activities	$9,851	$18,900	$(7,190)

Cash flow from investing activities:
Purchases of available-for-sale securities	(43,123)	(1,094,906)	(42,864)
Purchases of held-to-maturity securities	(1,606)	(331)	(9,761)
Proceeds from sales of available-for-sale securities	16,726	23,647	39,829
Proceeds from maturities of available-for-sale securities	8,316	1,086,227	12,777
Proceeds from maturities of held-to-maturity securities	3,350	646	6,863
Purchases of fixed assets	(322)	(1,715)	(98)
Decrease (increase) in restricted cash	—	18,500	(18,500)
Purchase of NALICO GA	—	—	(375)
Net cash (used in) provided by investing activities	$(16,659)	$32,068	$(12,129)

Cash flow from financing activities:
Repayment of debt	—	(18)	(4,000)
Payment of preferred dividends	(8,766)	(10,313)	(10,313)
Redemption of preferred stock	(125,000)	—	—
Net cash used in financing activities	(133,766)	(10,331)	(14,313)
Net (decrease) increase in cash and cash equivalents	(140,574)	40,637	(33,632)
Cash and cash equivalents, beginning of period	790,013	749,376	783,008
Cash and cash equivalents, end of period	$649,439	$790,013	$749,376

Non-cash financing and investing transactions:
Dividends declared but unpaid	$—	$1,719	$1,719

Supplemental cash flow information:
Cash paid for interest	$8,799	$9,209	$10,350
Cash paid for income taxes	$(1,907)	$(23,890)	$10,634

The accompanying notes are an integral part of these consolidated financial statements

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 and 2008

1.  Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Hilltop Holdings Inc., (“Hilltop”,”HTH”, or the “Company”), was organized in July 1998 as a Maryland corporation.  HTH is a holding company that is endeavoring to make opportunistic transactions.  In connection with this strategy, we are identifying and evaluating potential targets on an ongoing basis.

NLASCO, Inc. is a Delaware corporation that specializes in providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States.  NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).  Texas comprises approximately 73% of our business, with Arizona 8%, Tennessee 6%, Oklahoma 5%, Louisiana and Georgia 2%, respectively, and the remaining states in which we do business makes up the other 4%.

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”. We have no public trading history prior to February 12, 2004.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission.  The consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

We are required by GAAP to make estimates and assumptions that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and our reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions are particularly important in determining reserves for losses and loss adjustment expenses, deferred policy acquisition costs, reinsurance receivables and potential impairment of assets.

Summary of Significant Accounting Policies

Investment Securities

Investment securities at December 31, 2010 consisted of U.S. Government, mortgage-backed, corporate debt and equity securities.  We classify our fixed maturities in one of three categories: trading, available-for-sale or held-to-maturity.  Our equity securities are classified as trading or available-for-sale.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Held-to-maturity debt securities are those securities in which we have the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

Restricted Cash

On January 5, 2009, the third party loan for which we provided a guaranty and designated as restricted cash of $18.5 million was repaid in full, thus relieving us of any further obligation. At December 31, 2010, we had no cash and cash equivalents designated as restricted.

Premiums Receivable

Premiums receivable include premiums written and not yet collected. The company routinely evaluates the receivable balance to determine if an allowance for uncollectible amounts is necessary.   At December 31, 2010 and 2009, the Company determined no valuation allowance was necessary.

Deferred Acquisition Costs

Costs of acquiring insurance vary with and are primarily related to the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income.  At December 31, 2010 and 2009, there was no premium deficiency.

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

Other indefinite lived intangible assets consist of $3.0 million of estimated fair value of state licenses acquired in the NLASCO purchase. The annual impairment test is conducted in conjunction with the annual impairment test of goodwill.

Finite Lived Intangible Assets

We record finite lived intangible assets at the estimated fair value of the assets acquired and amortize the assets over their estimated useful lives.  The following finite lived intangible assets were acquired when the Company purchased NLASCO (in thousands).

	Estimated	Estimated
	Fair Value	Useful Life

Customer relationships	$6,100	12 years
Agent relationships	3,600	13 years
Trade name	3,500	15 years
Software	1,500	5 years

Total	$14,700

Less accumulated amortization	(7,101)
Balance at December 31, 2010	$7,599

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

Loan Origination Costs

We capitalize loan origination costs associated with financing of debt. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the repayment term of the loans. We amortized $0.2 million of loan origination costs for the years ended December 31, 2010, 2009, and 2008, which is included in interest expense. Accumulated amortization was $1.0 million, $0.9 million and $0.7 million as of December 31, 2010, 2009 and 2008, respectively.

Other Assets

Included in other assets are prepaid insurance and other miscellaneous prepaid expenses of $0.5 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively.

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

ASC 740, specifically 740-10-25, Recognition, clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We determine whether the benefits of our tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. For tax positions that are not more  likely than not of being sustained upon audit, we do not recognize any portion of the benefits in our consolidated financial statements.

Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized.  There was no valuation allowance recorded as of December 31, 2010 or 2009.

Convertible Debt

In August 2005, our Operating Partnership, or OP issued $96.6 million aggregate principal amount of senior notes which are exchangeable at an initial rate of 69.8812 shares of common stock per $1,000 principal amount of the notes and callable under certain circumstances. The notes are treated as a combined instrument and not bifurcated to separately account for any embedded derivative instruments principally because in accordance with ASC 815, Derivatives and Hedging, (i) the conversion feature is indexed to HTH’s common stock and would be classified in stockholders’ equity if it were a freestanding derivative and (ii) the put and call option features are clearly and closely related to the notes at fixed conversion amounts.  As a result of our rights offering in January 2007, at which we offered shares of our common stock for sale at a below-market price of $8 per share, the exchangeable rate of our convertible debt was adjusted to 73.95 shares of common stock per $1,000 principal amount of the notes equal to an initial exchange rate of $13.52 per share.

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

Warrants

On August 9, 2000, while the Company was privately held, 1,250,000 warrants were issued to all existing shareholders at the time of entering into a significant cash equity contribution agreement with a new shareholder.  The warrants give each holder the right to purchase one share of our common stock at an original exercise price of $11.70 per share. The Company received no cash or other consideration from the existing shareholders for the warrants. Because the warrants were issued in conjunction with an equity contribution, they are considered a cost of equity issuance and there is no impact on the financial statements from the issuance of the warrants because all transactions are recorded within additional paid-in capital.  Because the Company received no consideration for the warrants and because there was no active market for our common stock or warrants at the time of issuance in 2000, we determined that the fair value of the warrants was immaterial.  The warrants expired unexercised at 5:00 PM, New York City time, on July 23, 2010. As a result, the exercise price per share and outstanding warrants were reduced to zero.

Accumulated Other Comprehensive Income

Amounts recorded in accumulated other comprehensive income as of December 31, 2010 and 2009 represent unrecognized gains or losses on our investment portfolio. Total accumulated other comprehensive gain as of December 31, 2010 and 2009 is $5.3 million $3.5 million gain net of income taxes, respectively.

Revenue Recognition

Property and liability premiums are recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future is deferred and reported as unearned premiums.  Other income consists of premium installment charges, which are recognized when earned, and other miscellaneous income.  The Company routinely evaluates the premium receivable balance to determine if an allowance for uncollectible accounts is necessary.

Statutory Accounting Practices

NLASCO is required to report its results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices, or SAP.  The significant differences between SAP and GAAP include: 1) under SAP NLASCO is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy as required by GAAP. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally causes a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company’s gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividends from insurance companies; 2) under SAP certain assets are designated as “non admitted” and are charged directly to unassigned surplus, whereas under GAAP, such assets are included in the balance sheet net of an appropriate valuation reserve; 3) under SAP investments are carried at amortized book value and under GAAP, certain investments are carried at fair value; 4) surplus notes are classified as capital and surplus under SAP but classified as notes payable under GAAP; 5) ceded reinsurance receivables are netted against reserves under SAP, but are classified as assets under GAAP; 6) under SAP, while statutory deferred incomes taxes are provided on temporary differences between the statutory and tax basis of assets and liabilities, statutory deferred tax assets are limited based on admissibility tests and allowed deferred income taxes are recorded in unassigned statutory surplus rather than the income statement; and  7) under SAP, the statutory statement of cash flows follows a prescribed method included in the annual statement instructions issued by the National Association of Insurance Commissioners to present changes in amounts in balance sheet accounts which may not reflect actual cash flows from transactions or operations; whereas the cash flows presented in these financial statements are presented in accordance with GAAP.

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

In June 2009, FASB issued revised guidance on the accounting for variable interest entities.  The revised guidance, which was issued as ASC 810, Consolidation, reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity.  The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.  An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power, from voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance.  Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary.  The Company currently has no interest in a variable interest entity; therefore, there is no impact of adopting ASC 810 as of January 1, 2010 on its financial statements.

In January 2010, FASB issued new guidance on additional disclosures to fair market values.  The new guidance, which was issued as ASU 2010-06, amends ASC 820, Fair Value Measurements and Disclosures.  ASU 2010-06 requires more robust disclosures regarding the different classes of assets and liabilities measured at fair value, the valuation technique and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3.  The effective date of this ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.  The Company made the disclosures required by this ASU within this Form 10-K; and, there is no impact of adopting the language as prescribed by this ASU as of January 1, 2010 on its financial statements.

In February 2010, FASB issued amendments to ASC 855-10, Subsequent Events.  The guidance was issued as ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements and requires SEC filers to evaluate subsequent events through the date that the financial statements are issued.   This amendment clarifies previously issued guidance and does not require an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 also further defines revised financial statements to include financial statements revised either as a result of correction of an error or retrospective application of U.S. GAAP.  The Company made the disclosures required by this ASU within this Form 10-K; and, there is no impact of adopting the language as prescribed by this ASU on its financial statements.

In July 2010, the FASB issued ASU-2010-20 to amend Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  The updated guidance is effective for periods ending after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In October 2010, the FASB issued ASU-2010-26 to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs.  The updated guidance is effective for periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU-2010-29 to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in the update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

2.              Revision of previously filed financial statements

Management has determined that, since issuance of the Series A Preferred Stock in February 2004, it has incorrectly included preferred stock dividends declared as a component of total comprehensive income (loss) as presented on the Consolidated Statement of Stockholders’ Equity.  In accordance with SAB 108, management has further determined, however, that the inclusion of the preferred stock dividends as a component of total comprehensive income (loss) did not materially misstate the historical financial statements and, accordingly, restatement of previously issued financial statements is not necessary.  This change has no impact on current or historical net income, earnings per share, cash flows or total stockholders’ equity.  Since management has determined that this presentation was in error, the current period presentation does not reflect preferred stock dividends as a component of total comprehensive income (loss) and management corrected the presentation in the financial statements for the years ended December 31, 2009 and 2008 in connection with filing of the Annual Report on Form 10-K for the year ended December 31, 2010.  The total comprehensive loss as originally presented in the consolidated statement of stockholders’ equity for the years ended December 31, 2009 and 2008 was $7.9 million and $32.8 million, respectively.  The revised amounts presented in the accompanying consolidated statement of stockholders’ equity are $2.4 million of total comprehensive income and $22.5 million of total comprehensive loss, respectively, for the same periods.

3.              Investments

The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2010 and 2009 were as follows (in thousands).

	December 31, 2010
	Cost	Gross	Gross
	and	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Fixed maturities:
Government securities	$14,883	$1,118	$—	$16,001
Residential mortgage-backed securities	12,563	1,078	—	13,641
Commercial mortgage-backed securities	2,496	98	—	2,594
Corporate debt securities	85,402	5,564	(40)	90,926
	115,344	7,858	(40)	123,162

Equity securities	8,478	290	—	8,768
	123,822	8,148	(40)	131,930

Held-to-maturity securities:
Fixed maturities:
Government securities	17,035	1,024	—	18,059
	$140,857	$9,172	$(40)	$149,989

	December 31, 2009
	Cost	Gross	Gross
	and	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Fixed maturities:
Government securities	$14,006	$1,057	$—	$15,063
Residential mortgage-backed securities	17,132	1,052	(36)	18,148
Commercial mortgage-backed securities	2,612	67	(155)	2,524
Corporate debt securities	73,988	3,645	(211)	77,422
	107,738	5,821	(402)	113,157

Equity securities	234	40	(2)	272
	107,972	5,861	(404)	113,429

Held-to-maturity securities:
Fixed maturities:
Government securities	16,539	706	(1)	17,244
	$124,511	$6,567	$(405)	$130,673

The following table summarizes the length of time securities with unrealized losses at December 31, 2010 have been in an unrealized loss position (in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
Fixed maturities:
Corporate debt securities	$4,976	$(40)	$—	$—	$4,976	$(40)
	4,976	(40)	—	—	4,976	(40)

Equity securities	56	—	—	—	56	—
	$5,032	$(40)	$—	$—	$5,032	$(40)

For the year ended December 31, 2010, the Company took other-than-temporary impairments on two commercial mortgage-backed securities and recognized a loss in earnings of $70,000.  The Company liquidated one commercial mortgage-backed security in December 2010, and recognized an additional loss of $13,000.

While all of the investments are monitored for potential other-than-temporary impairment, our experience indicated that other than those impaired, they generally do not present a great risk of impairment, as fair value historically recovers over time.  Management believes that the analysis of each of these investments supports the view that these investments were not other-than-temporarily impaired.  Evidence considered in this analysis includes the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee.  While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the steady recovery over time does not warrant other-than-temporary impairment of the securities.  The Company does not intend to sell these securities and it is not likely that the Company will be required to sell these securities before the recovery of the cost basis and, therefore, does not believe any other-than-temporary impairments exist, except the other-than-temporary impairment on the aforementioned commercial mortgage backed securities, which occurred during the twelve months ended December 31, 2010.

Gross realized investment gains and losses for the year ended December 31, 2010, 2009 and 2008 are summarized as follows (in thousands).

	Twelve Months Ended December 31,
	2010			2009			2008
	Gross	Gross		Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total	Gains	Losses	Total

Fixed maturities	$267	$(130)	$137	$503	$(1,226)	$(723)	$433	$(1,669)	$(1,236)
Equity securities	—	—	—	1,032	(2)	1,030	—	(44,756)	(44,756)
	$267	$(130)	$137	$1,535	$(1,228)	$307	$433	$(46,425)	$(45,992)

Sales of available-for-sale investment securities resulted in the following during the year ended December 31, 2010, 2009 and 2008 (in thousands).

	2010	2009	2008
Proceeds	$16,726	$23,647	$39,829
Gross gains	$267	$1,535	$433
Gross losses	$(130)	$(1,228)	$(46,425)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The schedule of fixed maturities available-for-sale and held-to-maturity at December 31, 2010 and 2009 by contractual maturity is as follows (in thousands).

	December 31, 2010
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$8,228	$8,420
Due after one year through five years	58,959	62,339
Due six years through ten years	33,588	36,668
Due after ten years	3,972	4,320
Mortgage-backed securities	10,597	11,415
	$115,344	$123,162

Held-to-maturity debt securities:
Due within one year	$201	$204
Due after one year through five years	12,171	12,749
Due six years through ten years	4,663	5,106
	$17,035	$18,059

	December 31, 2009
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$3,416	$3,455
Due after one year through five years	46,945	49,623
Due six years through ten years	38,736	40,546
Due after ten years	8,113	8,322
Mortgage-backed securities	10,528	11,211
	$107,738	$113,157

Held-to-maturity debt securities:
Due within one year	$3,364	$3,408
Due after one year through five years	7,873	8,317
Due six years through ten years	5,302	5,519
	$16,539	$17,244

Net investment income for the year ended December 31, 2010, 2009, and 2008 is as follows (in thousands).

	Twelve Months Ended December 31,
	2010	2009	2008
Cash equivalents	$1,803	$457	$19,609
Fixed maturities	6,190	6,157	7,178
Equity securities	161	252	766
	8,154	6,866	27,553

Investment expenses	490	408	410

Net investment income	$7,664	$6,458	$27,143

At December 31, 2010 and 2009, the Company had on deposit in custody for various State Insurance Departments investments with carrying values of approximately $17.0 million and $16.5 million, respectively.

4.              Fair Value Measurements

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820, Fair Value Measurements and Disclosures. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

•                  Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•                  Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•                  Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

The capital and credit markets have been experienced some degree of stability after a period of volatility and disruption.  If the market were to worsen, there can be no assurance that we will not experience additional losses on our investments and reductions to earnings.

The following table presents the hierarchy used by the Company by asset and liability type to determine their value at December 31, 2010 and 2009 (in thousands).

	Twelve months ended December 31, 2010
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$649,439	$649,439	$—	$—
Fixed Maturities
Government securities	16,001		16,001
Residential mortgage backed securities	13,641		13,641
Commercial mortgage backed securities	2,594		2,594
Corporate debt securities	90,926		90,926
Equity securities
Common stock	8,516	8,516
Non-redeemable preferred stock	252	252
Total	$781,369	$658,207	$123,162	$—

	Twelve months ended December 31, 2009
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$790,013	$790,013	$—	$—
Fixed Maturities
Government securities	15,064		15,064
Residential mortgage backed securities	18,148		18,148
Commercial mortgage backed securities	2,524		2,409	115
Corporate debt securities	77,421		77,421
Equity securities
Common stock	121	121
Non-redeemable preferred stock	151	151
Total	$903,442	$790,285	$113,042	$115

Level 1 financial assets

The Company’s Level 1 investments include cash and cash equivalent balances and actively-traded equity securities.  Cash and cash equivalents are carried at amortized cost, which approximates fair value.  Fair value of actively traded debt and equity securities are based on unadjusted quoted market prices.  The Company receives the quoted market prices from a nationally recognized, third party pricing service.

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

Level 3 financial assets

The Company’s Level 3 fixed maturity securities include collateralized mortgage obligations.  Fair values are based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.  Inputs used to determine fair market value include market conditions, spread, volatility, structure and cash flows. The extent of the use of each market input depends on the asset class and the market conditions; and, for some securities, additional inputs may be necessary.

The following table includes a rollforward of the amounts at December 31, 2010 and 2009 for financial instruments classified within level 3. The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Twelve Months Ended December 31,
	2010	2009
Balance at January 1,	$115	$315

Net transfers in	—	1,888
Sales	(17)	(1,284)
Realized losses	(101)	—
Change in unrealized losses	3	(804)
Balance at December 31,	$—	$115

During the year ended December 31, 2010, the Company sold two Level 3 securities, which were classified as commercial mortgage-backed securities.  There were no transfers between Levels 1 and 2 during the year ended December 31, 2010.  Realized losses relate to those financial instruments sold by the Company during the twelve months ended December 31, 2010.

During the year ended December 31, 2009, the Company had net transfers in of $4.3 million, which were commercial mortgage-backed and corporate securities that were previously classified within Level 2 and transferred to Level 3.  The Company sold two Level 3 securities for $1.3 million.  There were no transfers between Levels 1 and 2 during the year ended December 31, 2009.  Net unrealized losses relate to those financial instruments held by the Company at December 31, 2009.

The following table presents the fair value and carrying value of financial instruments not measured at fair value at December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets

Held to maturity fixed maturities	$17,035	$18,059	$16,539	$17,244
Financial liabilities
Notes payable	$138,350	$136,659	$138,350	$138,208

The fair value of notes payable is determined by market value and discounted cash flows.

5.              Property and Equipment

The following summarizes property and other fixed assets as of December 31, 2010 and 2009 (in thousands).

	December 31,
	2010	2009

Other equipment	$824	$824
Software	2,093	1,771
Less accumulated depreciation	(896)	(750)
	$2,021	$1,845

6.              Deferred Acquisition Costs

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to issuing a policy incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies. The activity in deferred acquisition costs for the twelve months ended December 31, 2010 and 2009 is as follows (in thousands).

	Year Ended December 31,
	2010	2009

Beginning of period deferred acquisition cost	$15,745	$15,935
Acquisition expenses capitalized	32,748	30,164
Amortization charged to income	(31,256)	(30,354)

End of period deferred acquisition costs	$17,237	$15,745

Amortization is included in policy acquisition and other underwriting expenses on the face of the income statement.

7.  Goodwill and Intangible Assets

Goodwill and intangible assets for HTH represents the excess of the cost over the fair value of the assets of NLASCO.  There were no impairments to goodwill for the years ended December 31, 2010 and 2009.  The changes in the carrying amount of goodwill and indefinite lived intangible assets for the year ended December 31, 2010 and 2009 are as follows (in thousands).

	For the year ended December 31,
	2010		2009
		Indefinite		Indefinite
		Lived		Lived
	Goodwill	Intangibles	Goodwill	Intangibles
Balance at beginning of period	$23,988	$3,000	$23,988	$3,000
Balance at end of period	$23,988	$3,000	$23,988	$3,000

At December 31, 2010, we determined that no impairment existed with respect to goodwill and intangible assets.  The Company tests goodwill and other intangible assets having an indefinite useful life for impairment on an annual basis on December 31, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the reporting unit level, which is one level below an operating segment. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. Management determined that HTH has two reporting units, which are the Parent (the holding company) and NLASCO (the insurance company).

The goodwill impairment analysis is a two-step test. The first step (“Step1”), used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.  The Company has estimated fair values of reporting units based on both a market and income approach using historic, normalized actual and forecast results.

The second step (“Step 2”) involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

At December 31, 2010, we determined that the estimated fair value of our reporting units exceeded their carrying values and therefore we did not perform the second step as described above.  Our fair value substantially exceeded carrying value by 233% as of December 31, 2010.  Consequently, we determined that no impairment existed with respect to goodwill and intangible assets at December 31, 2010.

The following table reflects the balances of our definite lived intangible assets at December 31, 2010 and 2009 (in thousands).

	For the year ended December 31,
	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$6,100	$(3,226)	$6,100	$(2,524)
Agent relationships	3,600	(1,786)	3,600	(1,390)
Trade name	3,500	(914)	3,500	(670)
Software	1,500	(1,175)	1,500	(875)

Total	$14,700	$(7,101)	$14,700	$(5,459)

Future amortization of intangible assets for the next five years is as follows (in thousands):

2011	1,525
2012	1,132
2013	989
2014	872
2015	754
5,272

Amortization for the year ended December 31, 2010 was $1.6 million.

8.              Notes Payable

The following table sets forth certain information regarding our debt in thousands.

	Year Ended December 31,
	2010	2009

Senior exchangeable notes due 2025, 7.50% per annum	$90,850	$90,850
Insurance company line of credit due October 2011, base rate less 0.5% per annum	—	—
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (4.40% at December 31, 2010)	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (4.35% at December 31, 2010)	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (4.35% at December 31, 2010)	7,500	7,500
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (3.70% at December 31, 2010)	20,000	20,000
	$138,350	$138,350

Senior Exchangeable Notes Due 2025

In August 2005, our OP issued $96.6 million aggregate principal amount of 7.50% senior exchangeable notes due 2025 to qualified institutional buyers in a private transaction.  As of December 31, 2010, 90,850,000 were outstanding. The notes are senior unsecured obligations of the OP and are exchangeable, at the option of the holders, into shares of HTH common stock at an initial exchange rate of 69.8812 shares per $1,000 principal amount of the notes (equal to an initial exchange price of approximately $14.31 per share), subject to adjustment and, in the event of specified corporate transactions involving HTH or the OP, an additional make-whole premium. Upon exchange, the OP has the option to deliver, in lieu of shares of HTH common stock, cash or a combination of cash and shares of HTH common stock.

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

Prior to August 20, 2015, the notes are not redeemable at the option of the OP. After August 20, 2015, the OP may redeem all or a portion of the notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any, on the notes, if the closing price of HTH common stock has exceeded 130% of the exchange price for at least 20 trading days in any consecutive 30-trading day period.

Holders of the notes may require the OP to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest, if any, on the notes on each of August 15, 2010, August 15, 2015, and August 15, 2020, or after the occurrence of certain corporate transactions involving HTH or the OP.  No Senior Notes were tendered to the Company prior to the expiration of the Put Right Purchase Offer, August 15, 2010.

Insurance Company Line of Credit

Our insurance subsidiary has a line of credit with a financial institution.  The line allows for borrowings by NLASCO of up to $5.0 million and is secured by substantially all of NLASCO’s assets.  The line of credit bears interest equal to a base rate, plus 3.75% (5.01% at December 31, 2010), which is due quarterly.  This line is scheduled to mature in October 2011.   There was no outstanding balance payable as of December 31, 2010.

NLIC Notes Payable

NLIC has two unsecured $10 million notes payable to unaffiliated companies.  The notes payable bear interest at three-month LIBOR plus 4.05% and three-month LIBOR plus 4.10% (4.40% and 4.35% at December 31, 2010).  Interest is due quarterly and principal is due at maturity in September 2033 and May 2033, respectively.  The notes are subordinated in right of payment to all policy claims and other indebtedness of NLIC.  Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of NLIC exceeds $30 million.

ASIC Note Payable

ASIC has an unsecured $7.5 million note payable to an unaffiliated company.  The note payable bears interest at three-month LIBOR plus 4.05% (4.35% at December 31, 2010).  Interest is due quarterly and principal is due at maturity in April 2034.  The note is subordinated in right of payment to all policy claims and other indebtedness of ASIC.  Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of ASIC exceeds $15 million.

Insurance Company Notes Payable

NLASCO has an unsecured $20 million note payable to an unaffiliated company which bears interest equal to the three-month LIBOR plus 3.40% (3.70% at December 31, 2010).  Interest is due quarterly and the principal is due at maturity in March 2035.

NLASCO’s loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, and officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants as of December 31, 2010.

NLASCO has entered into an indenture relating to the notes payable which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of its equity securities and (ii) if NLASCO’s ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder’s notes in whole or in part at a price equal to 107.5% of the outstanding principal amount prior to March 11, 2011, or 100.0% thereafter.

Note Payable Principal Maturities

The aggregate amount of annual principal maturities subsequent to December 31, 2010 is as follows (in thousands).

	Principal Commitments
	Fixed	Variable	Total

2015 and Thereafter	90,850	47,500	138,350
Commitments	$90,850	$47,500	$138,350

9.              Reserve for Unpaid Losses and Loss Adjustment Expenses

A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the twelve months ended December 31, 2010 and 2009 are as follows (in thousands).

	Year Ended December 31,
	2010	2009	2008

Balance at January 1,	$33,780	$34,023	$18,091
Less reinsurance recoverables	(21,102)	(14,613)	(2,692)
Net balance at January 1,	12,678	19,410	15,399

Incurred related to:
Current Year	69,044	71,509	80,726
Prior Period	1,899	(1,214)	(291)
Total incurred	70,943	70,295	80,435

Payments related to:
Current Year	(59,560)	(61,372)	(66,522)
Prior Year	(8,952)	(15,655)	(9,902)
Total payments	(68,512)	(77,027)	(76,424)

Net balance at December 31,	15,109	12,678	19,410
Plus reinsurance recoverables	43,773	21,102	14,613
Balance at December 31,	$58,882	$33,780	$34,023

The reserve for losses and loss adjustment expenses includes amounts that may be due to or from the sellers of NLASCO upon settlement in 2011 based on actual losses incurred applicable to the reserve as of the acquisition date.  Incurred amounts related to prior year indicate that we were deficient in incurred but not reported as of December 31, 2009, resulting in an expense in the year ending December 31, 2010.  This is due to adverse development on our homeowners and fire products for the 2009 accident year of $1.0 million and $0.5 million, respectively, due to an increase in frequency in our late reported claims.  There was also an increase in all other expenses related to a 2008 catastrophe of $0.6 million.    For the year ended December 31, 2009, incurred amounts related to the year ended 2008 were redundant in incurred but not reported due to redundancy attributable to our homeowners product for the 2008 and prior accident years, which resulted in a benefit of $1.2 million.

10.       Reinsurance Activity

NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance.  Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets.  Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible as NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2010, reinsurance receivables have a carrying value of approximately $45.7 million.  There was no allowance for uncollectible accounts as of December 31, 2010, based on our quality requirements.

Reinsurers with a balance in excess of 5% of our outstanding receivables at December 31, 2010 are listed below (in thousands):

Balances due from Reinsurance Companies

Federal Emergency Management Agency	$5,974
Endurance Specialty Insurance Ltd	5,621
Ariel Reinsurance Company Limited	4,737
Platinum Underwriters Reinsurance, Inc.	4,258
Munich Reinsurance America, Inc	2,798
MS Frontier Reinsurance Limited	2,798
Arch Reinsurance Company	2,978
$29,164

The effect of reinsurance on premiums written and earned for the year ended December 31, 2010 and 2009 is as follows (in thousands):

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	Written	Earned	Written	Earned
Premiums from direct business	$139,290	$134,701	$131,309	$131,451
Reinsurance assumed	5,079	4,998	4,898	5,061
Reinsurance ceded	(22,678)	(22,507)	(21,464)	(21,359)
Net premiums	$121,691	$117,192	$114,743	$115,153

The effect of reinsurance on incurred losses was as follows:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Loss and Loss Adjustment (LAE) expense incurred	$109,882	$96,477
Reinsurance recoverables	(38,939)	(26,182)
Net loss and LAE incurred	$70,943	$70,295

Multi-line excess of loss coverage

In addition to the catastrophe reinsurance noted above, both NLIC and ASIC participate in an excess of loss program with General Reinsurance Corporation.  The General Reinsurance Corporation program is limited to each risk with respect to property and liability in the amount of $800,000 for each of NLIC and ASIC.  Each of NLIC and ASIC retain $200,000 in this program.

Catastrophic coverage

NLASCO’s liabilities for losses and loss adjustment expenses include liabilities for reported losses, liabilities for incurred but not reported, or IBNR, losses and liabilities for loss adjustment expenses, or LAE, less a reduction for reinsurance recoverables related to those liabilities.  The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.  The amounts of liabilities for IBNR losses and LAE are estimated on the basis of historical trends, adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors.  Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation.  Liabilities for LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims.  Based upon the contractual terms of the reinsurance agreements, reinsurance recoverables offset, in part, NLASCO’s gross liabilities.

As of December 31, 2010, NLASCO had five levels of catastrophic excess of loss reinsurance providing for coverage up to $170.0 million through June 30, 2011 above $1.0 million in retention for ASIC and $6.0 million for NLIC. Total retention for any one catastrophe that affects both NLIC and ASIC is limited to $6 million in the aggregate.  NLASCO has an automatic reinstatement provision after the first loss for each layer to provide coverage in the event of subsequent catastrophes during the year.  Coverage will lapse after the second or third event depending on the coverage layer, in which case NLASCO will evaluate the need for a new contract for the remainder of the year. During 2010, all five layers can be reinstated one time for 100% of the original premium.

As of January 1, 2011, the Company renewed its reinsurance contract for its first and second layers of reinsurance.  Per the contract renewal, the Company increased its retention at NLIC to $8 million; therefore, NLIC will have reinsurance for up to $162 million in losses per event in excess of $8 million retention.  ASIC expanded its underlying coverage to $7 million excess of $1 million retention to correspond with the increased NLIC retention.  The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $90 million in excess of a $50 million loss; and $30 million in excess of a $140 million loss (the two upper layers also comprise a $120 million in excess of $50 million layer).  NLIC and ASIC retains no participation in any of the layers, other than the first $8 million and $1 million retention, respectively.

For the year ended December 31, 2010, the Company experienced one significant catastrophe that resulted in losses in excess of retention at ASIC.  As of December 31, 2010, the total loss and loss adjustment expenses incurred associated with the 2010 catastrophe was $3.7 million; however, since the losses exceeded retention, net exposure to the Company was $1.0 million in retention and $0.5 million in reinstatement premiums.

For the year ended December 31, 2010, the ultimate loss development related to Hurricane Ike increased $25.0 million, resulting in additional reinstatement premiums of $1.1 million.  Total loss development on Hurricane Dolly increased $3.9 million, resulting in additional reinstatement premiums of $0.9 million.

For the year ended December 31, 2009, the ultimate reserves for incurred by not reported losses related to Hurricane Ike increased $22.0 million, resulting in additional reinstatement premiums of $0.9 million.

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

11.       Income Taxes

At December 31, 2010, the Company had net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $45.3 million and $49.0 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2026.  The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a given period.

As of December 31, 2010, we had a net deferred tax asset, net of liabilities, of $9.1 million.  Our 35% statutory rate reflects the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes.  Our effective tax rate is subject to prior year state tax audit adjustments.  The Company is generally not subject to state income taxes after 2007.  Insurance companies are generally not taxed in most states on income taxes as they pay premium taxes in states where they generate premium revenue.

GAAP requires the measurement of uncertain tax positions.  Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. For the period ending December 31, 2010 we had the following uncertain tax benefit.  The change in our unrecognized tax benefit is a result of the resolution of open state tax audits.

	December 31,	December 31,
	2010	2009
Balance at beginning of year	$1,167	$—
Tax positions of prior years	(207)	1,167
Balance at end of year	$960	$1,167

We have weighted the potential effect of both the negative and positive evidence in accordance with ASC 740-10-30-23 and have concluded that a valuation allowance is not necessary at this time.  The unusual and infrequent nature of the events that led to net losses in 2008 and 2009, as well as the forecast supporting the future income of the Company resulting in the utilization of the deferred tax asset, is the primary support in our conclusion.  We will however continue to monitor the utilization of the deferred tax asset and be cognizant of a triggering event that may lead to a reconsideration of a valuation allowance in the future.

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitation expire. The following is a summary of the tax years open to examination:

U.S. Federal—2007 through 2009
U.S. States—2006 through 2009

As of December 31, 2010, the Company is under a Federal income tax audit for the years 2007 through 2009.  The Company expects no material impact on its financials as a result of this Federal tax audit.

Under special IRS rules (the “Section 382 Limitation”), cumulative stock purchases by 5% shareholders exceeding 50% during a three year period can limit a company’s future use of net operating losses (NOL’s). We had a Section 382 ownership change in February 2004 at the time of the IPO.

The significant components of the provision for income taxes are as follows (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Current tax benefit	$1,125	$2,325	$26,800
Deferred tax expense	(118)	(976)	(11,844)
Allowance	—	—	4,603

Income tax benefit	$1,007	$1,349	$19,559

The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2010	2009	2008

Tax benefit at statutory rate	$544	$1,211	$14,751
Permanent differences	(124)	(1)	205
State taxes	587	139	—
Decrease in valuation allowance	—	—	4,603

Income tax benefit	$1,007	$1,349	$19,559

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2010	2009
Deferred Tax Assets
Net operating loss carryforwards	$15,851	$15,850
Accrued liabilities and other	856	2,269
Loss and loss adjustment expense discounting	371	304
Unearned premiums	4,868	4,439
Contribution	6	—
Loan origination costs	338	371
Rental and other property, net	33	36
AMT credit carryforward	769	769
Total gross deferred tax assets	$23,092	$24,038

Deferred Tax Liabilities
Intangible assets	$3,710	$4,284
Goodwill	407	307
Investments	989	495
Securities available for sale	2,838	1,910
Deferred policy acquisition costs	6,033	5,511
Total gross deferred tax liabilities	$13,977	$12,507

Net Deferred Tax Asset	$9,115	$11,531

12.       Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions

Common Stock

In accordance with ASC 718, Compensation — Stock Compensation, total compensation expense recorded in general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 related to stock-based compensation was $0.1 million, $0.1 million and $0.2 million, respectively. Stock compensation expense is included as part of additional paid-in capital on the consolidated balance sheets.

As of December 31, 2010, the Company has no outstanding warrants.  The outstanding unexercised warrants expired July 23, 2010.

On October 25, 2007, the Compensation Committee of our Board of Directors approved the grant of an aggregate 100,000 non-qualified stock option awards to two senior executive officers of the Company pursuant to our 2003 Equity Incentive Plan at an exercise price of $12.06 per share, the closing price of HTH’s common stock on the New York Stock Exchange on the date of grant.  The options have a term of five years from the date of the award.  Under the terms of the grants, 20% of the options vested on the grant date, and the balance of the options vest ratably over a four-year period with 20% of the award amount vesting on the first anniversary of the award and 20% each anniversary thereafter.  Vesting is accelerated in certain circumstances, including in the event of the death of the award recipient or in the event of a change of control of the Company.  The fair value for the stock options granted during the year ended December 31, 2007 were estimated using the Black-Scholes option pricing model with an expected volatility of 25%, a risk-free interest rate of 4.0%, a dividend yield rate of zero, a five-year expected life of the options, and a forfeiture rate of fifteen percent.  Based on calculations using the Black-Scholes option pricing model, the grant date fair value of the options granted during the quarter approximated $3.10 per share.  The expected volatility is based on the historical volatility in the price of our common stock since our IPO.  The risk-free interest rate is the five-year Treasury rate, based on the term of the options.  The dividend yield assumption is based on our history and expectation of dividend payments on common stock.  The expected life of the stock options represents the period in which the stock options are expected to remain outstanding.

During 2010, 2009 and 2009, we granted 10,163, 12,359 and 15,282 common shares, respectively, to independent members of our board of directors for service rendered to the Company during the periods.

Preferred Stock

In 2004, the Company issued 5,000,000 shares of Series A preferred stock at an initial public offering price of $25.00 per share that have no stated par value and a liquidation preference of $25.00 per share, plus all accumulated, accrued and unpaid dividends. The holders of our Series A preferred stock are entitled to receive cash dividends at a rate of 8.25% per annum on the $25.00 liquidation preference. The Series A preferred stock has no voting rights and no stated maturity. On and after February 18, 2009, we had the option to redeem our Series A preferred stock, in whole or from time to time in part, at a cash redemption price equal to $25.00 per share, plus all accumulated, accrued and unpaid dividends, if any, to and including the redemption date.

On August 6, 2010, the Company called for redemption all of the outstanding shares of its Series A Preferred Stock.  The Series A Preferred Stock was redeemed on September 6, 2010, at a cash redemption price of $25.2063 per share, representing the liquidation preference of $25.00 per share, plus accrued and unpaid dividends to, and including, the date of redemption.

On December 20, 2010, the Company filed Articles Supplementary with the Department of Assessments and Taxation of the State of Maryland, which was effective upon filing.  The Articles Supplementary reclassified and designated 750,000 authorized but unissued shares of the 8.25% Series A Cumulative Redeemable Preferred Stock of the Company as authorized but unissued shares of preferred stock of the Company.  Accordingly, following the redemption and filing of the Articles Supplementary, the Company has 10,000,000 shares of authorized but unissued shares of preferred stock, none of which are classified or designated.

Dividends

The following table sets forth the cash dividends declared and paid in 2010 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Series A Preferred Stock
2010
Date of declaration	March 17, 2010	July 8, 2010	August 6, 2010	N/A
Date of record	April 15, 2010	July 15, 2010	September 6, 2010	N/A
Date paid	April 30, 2010	July 30, 2010	September 6, 2010	N/A
Distribution per unit	$0.5156	$0.5156	$0.2063	N/A
Total dollars (in thousands)	$2,578	$2,578	$1,032	N/A

2009
Date of declaration	March 16, 2009	July 6, 2009	September 15, 2009	December 10, 2009
Date of record	April 15, 2009	July 15, 2009	October 15, 2009	January 15, 2010
Date paid	April 30, 2009	July 30, 2009	October 30, 2009	January 29, 2010
Distribution per unit	$0.5156	$0.5156	$0.5156	$0.5156
Total dollars (in thousands)	$2,578	$2,578	$2,578	$2,579

13.  General and Administrative Expense

During the years ended December 31, 2010, 2009 and 2008, we incurred general and administrative expense as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Salaries and benefits	$1,760	$2,269	$2,009
Travel	31	46	76
Professional services	3,682	2,753	3,983
Management fees	1,123	1,224	1,200
Insurance	567	566	568
Rent	10	47	51
Other administrative expense	260	249	228

	$7,433	$7,154	$8,115

14.  Employee Savings Plan

We provide our employees a qualified retirement savings plan, or Plan, designed to qualify under Section 401 of the Internal Revenue Code. The Plan allows our employees and employees of our subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. The Plan provides for matching contributions to be made by us to employee accounts at the rate of 100% of the first 3% of compensation and 50% of the next 2% of compensation.  For the years ended December 31, 2010, 2009 and 2008, the Company match was $ 0.1 million, $0.1 million and $0.1 million.

15.  Related Party Transactions

Pursuant to a Management Services Agreement, as amended, Diamond A Administration Company LLC, or Diamond A, an affiliate of Gerald J. Ford, the current Chairman of the Board of Hilltop and the beneficial owner of 26.6% of Hilltop common stock as of December 31, 2010, provides certain management services to Hilltop and its subsidiaries, including, among others, financial and acquisition evaluation, and office space to Hilltop.  The services and office space are provided at a cost of $91,500 per month, plus reasonable out-of-pocket expenses. The services provided under this agreement include those of several Hilltop’s directors, including Gerald J. Ford, Kenneth Russell and Carl B.  Webb.  Prior to Jeremy Ford assuming the role of Chief Executive Officer of Hilltop, he provided services to Hilltop under the Management Services Agreement. The Management Services Agreement continues in effect until terminated by either party upon thirty days prior written notice to the other party for any or no reason whatsoever or at such time as may be mutually agreed by the parties.  Hilltop also agreed to indemnify and hold harmless Diamond A for its performance or provision of these services, except for gross negligence and willful misconduct.  Further, Diamond A’s maximum aggregate liability for damages under this agreement is limited to the amounts paid to Diamond A under this agreement during twelve months prior to that cause of action.

Jeremy B. Ford, a director and the Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P.  Diamond A Financial, L.P. owns 26.6% of the outstanding Hilltop common stock at December 31, 2010.  He also is a director and the Secretary of Diamond A Administration Company, LLC, which provides management services to Hilltop under the Management Services Agreement described the preceding paragraph.  Diamond A Administration Company, LLC is owned by Hunter’s Glen/Ford, Ltd., a limited partnership in which a trust for the benefit of Jeremy B. Ford is a 46% limited partner.

Jeremy B. Ford is the son of Gerald J. Ford.  Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford.  Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In 2009, we negotiated a consulting agreement with a related party consultant, who performs income tax consulting and is being paid $80,000 per year instead of the original compensation that consisted of cash settled stock appreciation rights, or SARS, that vested ratably over a 5 year period and expires on December 12, 2012.

On March 8, 2007, the Company’s board of directors appointed C. Clifton Robinson as a director of the Company. Mr. Robinson is the former chief executive officer of NLASCO. At the closing of the NLASCO acquisition, C. Clifton Robinson and his son, Gordon Robinson, the former vice chairman and deputy chief executive officer of NLASCO, entered into employment agreements with NLASCO. C. Clifton Robinson’s employment agreement provides that he will serve as chairman of NLASCO and will be paid $100,000 per year. Gordon Robinson’s employment agreement provides that he will serve as a senior advisor to NLASCO and will be paid $100,000 per year. Both employment agreements are for a one-year term and were not extended past January 31, 2011, with final payment being made in January 2011.

As part of the NLASCO acquisition, there will be a settlement of the reserves for losses and loss adjustment expense based on the runoff of the actual NLASCO loss reserves that were in existence and recorded on the NLASCO books and records as of the transaction closing date - January 31, 2007.  A preliminary settlement occurred in February 2010 and the Company paid Mr. Robinson $2.9 million net of taxes.  The final settlement is to occur at a date estimated to be June 30, 2011.  Depending on actual experience in disposition of these claims, additional payment would be due Mr. Robinson and related selling parties if claim settlement experience is favorable relative to the original amount reserved; or if claim settlement experience is unfavorable relative to the original reserves, Mr. Robinson and related selling parties would be required to reimburse the Company for any inadequate reserve.  The additional payment to Mr. Robinson and related selling parties, or refund from Mr. Robinson and related selling parties, would be 65% of the variance of actual losses versus loss reserves in existence at the transaction closing date, plus 8% interest on this balance due, accruing from the date 18 months after the transaction closing date, July 31, 2008.  At December 31, 2010, the Company estimates this is currently a payable to Mr. Robinson of $0.3 million, and is reflected in our “Other Liabilities” on the consolidated Balance Sheet.

NLASCO and its affiliates in Waco, Texas lease office space from affiliates of Mr. Robinson, a member of Hilltop’s Board of Directors.  There are three separate leases.  The first lease is a month-to-month lease for office space at a rate of $900 per month. The second lease is a month-to-month lease at a monthly rental rate of $3,500 per month.  The first and second leases were terminated in August 2010.  The third lease, as amended, currently requires payments of $40,408 per month and expires on December 31, 2014, but does have renewal options at the discretion of the lessee.  Aggregate office space under lease with regard to the foregoing is approximately 33,800 square feet.

16.  Commitments and Contingencies

At December 31, 2010 the following table shows our outstanding commitments for leases (in thousands).

	Payments Due by Period
	Less than	1-3
Lease Obligations	1 year	years	Total
Total lease obligations	$519	$1,558	$2,077

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

17. Statutory Net Income and Capital and Surplus

The Company’s insurance subsidiaries, which are domiciled in the State of Texas, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Texas Department of Insurance, which Texas recognizes for determining solvency under Texas State Insurance Law. The Commissioner of the Texas Department of Insurance has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Texas. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future.  The Company’s insurance subsidiaries have no such permitted statutory accounting practices.

The Company’s insurance subsidiaries’ statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas had adopted the National Association of Insurance Commissioners’ statutory accounting practices as the basis of its statutory accounting practices with certain differences which are not significant to the company’s statutory equity.

Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the year ended December 31, 2010, 2009 and 2008 (in thousands).

	Year Ended December 31,
	2010	2009	2008

National Lloyds Insurance Company
Surplus	$94,081	$89,767	$84,343
Statutory net income (loss)	$7,010	$6,119	$(4,214)
American Summit Insurance Company
Capital and surplus	$25,216	$27,555	$24,135
Statutory net income	$642	$3,567	$1,126

On October 29, 2010 and November 1, 2010, ASIC and NLIC, respectively, were notified by the Texas Department of Insurance that a statutory examination has been scheduled in the calendar year 2011/2012.  The examination will be as of December 31, 2010, and cover the period since the last examination, which was as of December 31, 2006.  We do not expect any significant changes to our financial statements as a result of the examinations by the domiciliary state.

18.  Capital and Dividend Restrictions

The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO’s wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO’s surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid $14.0 million in March 2008, no dividends in 2009 and $6.0 million in dividends to NLASCO in 2010.  At December 31, 2010, the maximum dividend that may be paid to NLASCO in 2011 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2010, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the NAIC has adopted the RBC formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2010, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

19.  (Loss) Income per Share

The following reflects the calculation of loss per share on a basic and diluted basis (in thousands, except per share information):

	Year Ended December 31,
	2010	2009	2008

Loss per share available to common stockholders:
Loss from operations	$(548)	$(2,112)	$(22,585)
Preferred stock dividends	(7,047)	(10,313)	(10,313)
Redemption of preferred stock	(5,892)	—	—
Loss available to common stockholders	$(13,487)	$(12,425)	$(32,898)

Basic loss per share to common stockholders	$(0.24)	$(0.22)	$(0.58)
Diluted loss per share to common stockholders	$(0.24)	$(0.22)	$(0.58)

Weighted average share information:
Basic shares outstanding	56,492	56,474	56,453
Diluted shares outstanding	56,492	56,474	56,453

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Stock warrants	—	1	1
Senior exchangeable Notes	6,718	6,718	6,718
Stock options	100	516	541
Total	6,818	7,235	7,260

20.  Segments

NLASCO operates through its wholly-owned subsidiaries, NLIC and ASIC. Given the homogenous nature of our products, the regulatory environments in which we operate, the nature of our customers and our distribution channels, we now monitor, control and manage our business lines as an integrated entity providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States.  Accordingly, we only have insurance segment information to disclose.

21.  Subsequent Events

Consistent with GAAP for subsequent events, Hilltop Holdings Inc. has evaluated subsequent events through the date of filing of its report on Form 10-K for the year ended December 31, 2010 with the SEC, and has no material subsequent events to report.

22.  Quarterly Financial Information (Unaudited)

The following is quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands except per share data):

	Quarter ended
	Mar 31	Jun 30	Sep 30	Dec 31
For the quarters ended 2010:
Total revenue	$31,655	$32,870	$33,878	$33,334
Total expenses	$30,899	$36,857	$32,993	$32,543
Net (loss) income	$(2,087)	$(5,207)	$(7,219)	$1,026
Basic (loss) income per share	$(0.04)	$(0.09)	$(0.13)	$0.02
Diluted (loss) income per share	$(0.04)	$(0.09)	$(0.13)	$0.02

For the quarters ended 2009:
Total revenue	$31,704	$31,287	$32,681	$33,163
Total expenses	$29,638	$44,110	$30,062	$28,486
Net (loss) income	$(1,222)	$(10,909)	$(896)	$602
Basic (loss) income per share	$(0.02)	$(0.19)	$(0.02)	$0.01
Diluted (loss) income per share	$(0.02)	$(0.19)	$(0.02)	$0.01

Total revenue for the quarter ended March 31, 2010 and 2009 was $31.7, respectively.  Net premiums earned were $28.1 million for the first quarter in 2010, as compared to $28.4 million for the same period in 2009.  Net investment income was $1.6 million for the first quarter of 2010, as compared to $1.8 million for the same period in 2009, primarily due to higher yields on cash balances in 2009.  We had a net realized gain on investments of $0.1 million in the first quarter of 2010 and 2009.  Other income was $1.8 million for the first quarter in 2010, as compared to $1.5 million for the first quarter in 2009, due to an increase in service fees from policies that include wind coverage in hurricane prone areas.

Total expenses for the quarter ended March 31, 2010 were $30.9 million as compared to $29.6 million for the same period in 2009.  The increase is due to an increase in loss and LAE expenses for the quarter ended March 31, 2010 of $1.5 million, which was due to higher wind and hail losses as compared to the quarter ended March 31, 2009.

Total revenue for the quarter ended June 30, 2010 was $32.9 million as compared to $31.2 million for the quarter ended June 20, 2009.  Net premiums earned were $29.3 million for the three months ended June 30, 2010, as compared to $28.7 million for the same period in 2009.  Net investment income was $1.9 million for the three months ended June 30, 2010, as compared to $1.7 million for the same period in 2009.  Net realized losses on investments were $51,000 in the three months ended June 30, 2010, compared to a net realized loss of $0.9 million for the same period in 2009.  In June 2009, the Company impaired one corporate bond, which resulted in a loss of $0.8 million.  Other income was $1.8 million for the three months ended June 30, 2010 and 2009.

Total expenses for the quarter ended June 30, 2010 were $36.9 million as compared to $44.1 million for the quarter ended June 30, 2009.  The decrease is mostly due to a $7.6 million decrease in loss and lae expenses in the quarter ended June 30, 2010 as compared to June 30, 2009, which was a result of lower frequency and severity of wind, hail and fire losses.

Total revenue for the three months ended September 30, 2010 was $33.9 million, as compared to $32.7 million for the same period in 2009.  Net premiums earned were $30.1 million for the three months ended September 30, 2010, as compared to $29.2 million for 2009.  Net investment income was $2.0 million for the three months ended September 2010, as compared to $1.5 million for the same period in 2009.  Other income was $1.6 million for the third quarter in 2010, as compared to $1.9 million for 2009.

Total expenses for the quarter ended September 30, 2010 were $33.0 million as compared to $30.1 million for the quarter ended 2009.  The increase is primarily due to an increase in frequency and severity of fire losses, partially offset by a decrease in wind and hail losses.

Total revenue for the three months ended December 31, 2010 was $33.3 million as compared to $33.2 million for the same period in 2009.  The increase is primarily due to increases in net premiums earned of $0.7 million, net investment income of $0.6 million, offset by decreases in other income of $0.2 million and net realized investment gains of $1.0 million.

Total expenses for the quarter ended December 31, 2010 was $32.5 million as compared to $28.4 million for the quarter ended December 31, 2009.  This increase is due to an increase in loss and LAE expenses of $4.1 million related to increased severity in wind and hail losses.

Schedule I - Schedule of Investments - Other than Investments in Related Parties

(in thousands)

	December 31, 2010
		Market	Balance
Type of Investment	Cost	Value	Sheet

Fixed maturities:
Bonds:
Unites States Government and government agencies and authorities	$16,751	$17,746	$16,913
States, municipalities and political subdivisions	33,336	35,915	35,724
All other	82,292	87,561	87,560
Total fixed maturities	$132,379	$141,222	$140,197
Equity securities:
Industrial, miscellaneous, and all other	$8,227	$8,516	$8,516
Preferred Stock	251	252	252
Total equity securities	8,478	8,768	8,768
Total investments	$140,857	$149,990	$148,965

Schedule IV - Reinsurance

(in thousands)

For the
Year Ended
Premiums Earned	December 31, 2010

Gross premiums	$134,701
Ceded to other companies	(22,507)
Assumed from other companies	4,998
Net Premiums	$117,192

Percentage of amount assumed to net	4.26%

For the
Year Ended
Premiums Earned	December 31, 2009
Gross premiums	$131,451
Ceded to other companies	(21,359)
Assumed from other companies	5,061
Net Premiums	$115,153

Percentage of amount assumed to net	4.40%