Form 10-Q
period 2011-03-31
Hilltop Holdings Inc.
filed 2011-04-29
CIK 1265131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the Registrant’s common stock outstanding at April 29, 2011 was 56,497,840.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2011	2010
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $111,341 and $115,344, respectively)	$118,420	$123,162
Held-to-maturity securities, at amortized cost (fair value of $17,949 and $18,059, respectively)	17,048	17,035
Equity securities
Available for sale securities, at fair value (cost of $8,636 and $8,478, respectively)	9,034	8,768
Total investments	144,502	148,965

Cash and cash equivalents	656,716	649,439
Accrued interest and dividends	1,467	1,519
Premiums receivable	23,461	22,490
Deferred acquisition costs	17,940	17,237
Reinsurance recoverable, net of uncollectible amounts	43,417	45,655
Prepaid reinsurance premiums	4,694	4,898
Deferred income taxes	8,499	9,115
Goodwill	23,988	23,988
Intangible assets, definite life	7,210	7,599
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	2,164	2,021
Loan origination costs, net	2,822	2,871
Other assets	1,685	844
Total Assets	$941,565	$939,641

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and loss adjustment expenses	$59,078	$58,882
Unearned premiums	75,379	72,814
Reinsurance payable	5,276	5,666
Accounts payable and accrued expenses	5,588	8,600
Income taxes payable	159	78
Notes payable	138,350	138,350
Other liabilities	3,663	2,196
Total liabilities	287,493	286,586

Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 56,496,619 and 56,495,410 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	565	565
Additional paid-in capital	918,063	918,046
Accumulated other comprehensive income	4,860	5,270
Accumulated deficit	(269,416)	(270,826)
Total stockholders’ equity	654,072	653,055
Total liabilities and stockholders’ equity	$941,565	$939,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Net premiums earned	$30,932	$28,131
Net investment income	2,081	1,635
Other income	1,625	1,780
Net realized gains on investments
Other realized investment gains, net	19	109
Total realized investment gains, net	19	109
Total revenue	34,657	31,655
Expenses:
Loss and loss adjustment expenses	16,004	15,300
Policy acquisition and other underwriting expenses	11,985	11,124
General and administrative expenses	1,873	1,830
Depreciation and amortization	432	463
Interest expense	2,176	2,182
Total expenses	32,470	30,899

Income before income tax expense	2,187	756
Income tax expense	(777)	(265)

Net income	1,410	491
Preferred stock dividend	—	(2,578)
Net income (loss) attributable to common stockholders	$1,410	$(2,087)

Income (loss) per share attributable to common stockholders
Basic income (loss) per share	$0.02	$(0.04)
Diluted income (loss) per share	$0.02	$(0.04)

Weighted average share information
Basic shares outstanding	56,496	56,488
Diluted shares outstanding	56,496	56,488

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2011	56,495	$565	$918,046	$5,270	$(270,826)	$653,055
Net income					1,410	1,410
Other comprehensive loss, net of tax benefit of $221				(410)		(410)
Total comprehensive income						1,000
Common stock issued to board members	1		12			12
Stock compensation expense			5			5

Balance, March 31, 2011	56,496	$565	$918,063	$4,860	$(269,416)	$654,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flow from operating activities:
Net income	$1,410	$491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	432	463
Deferred income taxes	837	1,620
Increase in unearned premiums	2,565	1,283
Increase in deferred acquisition costs	(703)	(328)
Realized gains on investments	(19)	(109)
Amortization of loan origination costs	49	49
Stock grant compensation expense	17	46
Decrease in payable to related party	(263)	(3,870)
Decrease in income taxes receivable	—	1,029
Increase in income taxes payable	81	—
Changes in operating assets and liabilities	(689)	(1,377)
Net cash provided by (used in) operating activities	$3,717	$(703)

Cash flow from investing activities:
Purchases of fixed assets	(186)	(91)
Purchases of available-for-sale securities	(1,072)	(12,669)
Purchases of held-to-maturity securities	—	(1,606)
Proceeds from sales of available-for-sale securities	1,515	2,833
Proceeds from maturities of available-for-sale securities	3,303	1,445
Proceeds from maturities of held-to-maturity securities	—	1,600
Net cash provided by (used in) investing activities	$3,560	$(8,488)

Cash flow from financing activities:
Payment of preferred dividends	—	(2,578)
Net cash used in financing activities	$—	$(2,578)
Net increase (decrease) in cash and cash equivalents	7,277	(11,769)
Cash and cash equivalents, beginning of period	649,439	790,013
Cash and cash equivalents, end of period	$656,716	$778,244

Supplemental cash flow information:
Cash paid for interest	$3,940	$3,892
Dividends declared but unpaid	$—	$1,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

1.              Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Hilltop Holdings Inc. is a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination.  In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis.  We also conduct operations in the property and casualty insurance industry through our insurance subsidiaries, National Lloyds Insurance Company, or NLIC,  and American Summit Insurance Company, or ASIC.  National Lloyds Insurance Company commenced business in 1949 and currently operates in 15 states, with its largest market being the State of Texas.  American Summit Insurance Company was formed in 1955 and currently operates in 12 states, its largest market being the State of Arizona.  Both of these insurance companies carry a financial strength rating of “A” (Excellent) by A.M. Best and are regulated by the Texas Department of Insurance.

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

In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended March 31, 2011 may not be indicative of the results that may be expected for the year ended December 31, 2011. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued ASU-2010-29 to address diversity in practice relating to the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in the update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance in the quarter ended March 31, 2011 did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU-2010-28 to modify Step 1 of the goodwill impairment test.  The guidance affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The amendments in this update are effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance in the quarter ended March 31, 2011 did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In October 2010, the FASB issued ASU-2010-26 to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs.  The updated guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

2.              Investments

The amortized cost (original cost for equity securities), gross unrealized gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2011 and December 31, 2010 were as follows (in thousands).

	March 31, 2011
	Cost
	and	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Fixed maturities:
Government securities	$14,892	$977	$(2)	$15,867
Residential mortgage-backed securities	11,100	1,024	—	12,124
Commercial mortgage-backed securities	2,418	65	—	2,483
Corporate debt securities	82,931	5,052	(37)	87,946
	111,341	7,118	(39)	118,420

Equity securities	8,636	400	(2)	9,034
	119,977	7,518	(41)	127,454

Held-to-maturity securities:
Fixed maturities:
Government securities	17,048	901	—	17,949
	$137,025	$8,419	$(41)	$145,403

	December 31, 2010
	Cost
	and	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Fixed maturities:
Government securities	$14,883	$1,118	$—	$16,001
Residential mortgage-backed securities	12,563	1,078	—	13,641
Commercial mortgage-backed securities	2,496	98	—	2,594
Corporate debt securities	85,402	5,564	(40)	90,926
	115,344	7,858	(40)	123,162

Equity securities	8,478	290	—	8,768
	123,822	8,148	(40)	131,930

Held-to-maturity securities:
Fixed maturities:
Government securities	17,035	1,024	—	18,059
	$140,857	$9,172	$(40)	$149,989

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

The following tables summarize the length of time securities with unrealized losses at March 31, 2011 and December 31, 2010 have been in an unrealized loss position (in thousands).

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
Fixed maturities:
Government securities	$3,031	$(2)	$—	$—	$3,031	$(2)
Corporate debt securities	3,214	(37)	—	—	3,214	(37)
	6,245	(39)	—	—	6,245	(39)

Equity securities	154	(2)	—	—	154	(2)
	$6,399	$(41)	$—	$—	$6,399	$(41)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
Fixed maturities:
Corporate debt securities	$4,976	$(40)	$—	$—	$4,976	$(40)
	4,976	(40)	—	—	4,976	(40)

Equity securities	56	—	—	—	56	—
	$5,032	$(40)	$—	$—	$5,032	$(40)

For the quarter ended March 31, 2011, the Company did not record any other-than-temporary impairments.  While all of the investments are monitored for potential other-than-temporary impairment, our analysis and experience indicate that these investments generally do not present a great risk of other-than-temporary impairment, as fair value should recover over time.  Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee.  While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities.  The Company does not intend nor is it likely that the Company will be required to sell these securities before the recovery of the cost basis; and, therefore, we do not believe any other-than-temporary impairments exist as of March 31, 2011.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

Gross realized investment gains and losses for the three months ended March 31, 2011 and 2010 are summarized as follows (in thousands).

	Three Months Ended March 31,
	2011			2010
	Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total

Fixed maturities	$20	$(1)	$19	$144	$(35)	$109
	$20	$(1)	$19	$144	$(35)	$109

Sales of available-for-sale investment securities resulted in the following during the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Proceeds	$1,515	$2,833

Gross gains	$20	$144

Gross losses	$(1)	$(35)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  The schedule of fixed maturities of available-for-sale and held-to-maturity securities at March 31, 2011 and December 31, 2010, by contractual maturity are as follows (in thousands).

	March 31, 2011
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$5,981	$6,144
Due after one year through five years	61,310	64,643
Due six years through ten years	29,618	32,108
Due after ten years	914	918
Mortgage-backed securities	13,518	14,607
	$111,341	$118,420

Held-to-maturity debt securities:
Due within one year	$593	$602
Due after one year through five years	11,799	12,296
Due six years through ten years	4,656	5,051
	$17,048	$17,949

	December 31, 2010
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$8,228	$8,420
Due after one year through five years	58,959	62,339
Due after six years through ten years	33,588	36,668
Due after ten years	3,972	4,320
Mortgage-backed securities	10,597	11,415
	$115,344	$123,162

Held-to-maturity debt securities:
Due within one year	$201	$204
Due after one year through five years	12,171	12,749
Due after six years through ten years	4,663	5,106
	$17,035	$18,059

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

Net investment income for the three months ended March 31, 2011 and 2010 is as follows (in thousands).

	Three Months Ended March 31,
	2011	2010	Change
Cash equivalents	$617	$209	$408
Fixed maturities	1,436	1,541	(105)
Equity securities	163	3	160
	2,216	1,753	463

Investment expense	(135)	(118)	(17)

Net investment income	$2,081	$1,635	$446

At March 31, 2011, the Company had on deposit in custody for various State Insurance Departments investments with carrying values totaling $17.0 million.

3.              Fair Value Measurements

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820, Fair Value Measurements and Disclosures. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets.  It also requires that observable inputs be used in the valuations, when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

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

If the markets were to worsen, there can be no assurance that we will not experience additional losses on our investments and reductions to earnings.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

The following tables present the hierarchy used by the Company by asset and liability type to determine their fair value at March 31, 2011 and December 31, 2010 (in thousands).

	As of March 31, 2011
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$656,716	$656,716	$—	$—
Fixed maturities
Government securities	15,867	—	15,867	—
Residential mortgage-backed securities	12,124	—	12,124	—
Commercial mortgage-backed securities	2,483	—	2,483	—
Corporate debt securities	87,946	—	87,946	—
Equity securities
Common stock	8,784	8,784	—	—
Non-redeemable preferred stock	250	250	—	—
Total	$784,170	$665,750	$118,420	$—

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$649,439	$649,439	$—	$—
Fixed maturities
Government securities	16,001	—	16,001	—
Residential mortgage-backed securities	13,641	—	13,641	—
Commercial mortgage-backed securities	2,594	—	2,594	—
Corporate debt securities	90,926	—	90,926	—
Equity securities
Common stock	8,516	8,516	—	—
Non-redeemable preferred stock	252	252	—	—
Total	$781,369	$658,207	$123,162	$—

Level 1 financial assets

The Company’s Level 1 investments include cash and cash equivalent balances and actively-traded equity securities.  Cash and cash equivalents are carried at amortized cost, which approximates fair value.  Fair value of actively traded debt and equity securities are based on unadjusted quoted market prices.  The Company receives the quoted market prices from a third party, nationally recognized, pricing service.

Level 2 financial assets

When quoted market prices are unavailable, the Company utilizes a third party pricing service to determine an estimate of fair value, which is mainly used for its fixed maturity investments, such as private and corporate debt securities, federal agency and municipal bonds, and non-government mortgage and asset-backed securities.  The observable inputs utilized by the pricing service include interest rates, using either a market or income valuation approach to determine fair market value.  The extent of the use of each market input depends on the asset class and the market conditions; and, for some securities, additional inputs may be necessary.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

Level 3 financial assets

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

The following table is a roll-forward of the amounts at March 31, 2011 and 2010 for financial instruments classified within Level 3.  The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Three Months Ended March 31,
	2011	2010

Balance at January 1,	$—	$115
		—
Net transfers in	—	—
Purchases	—	—
Sales	—	—
Realized losses	—	—
Change in unrealized losses	—	(13)

Balance at March 31,	$—	$102

All net unrealized losses in the table above are reflected in the accompanying financial statements.  The Company had no transfers between Levels 1 and 2 as of March 31, 2011.

The following tables present the carrying value and fair value of assets and liabilities where they differ in value at March 31, 2011 and December 31, 2010 (in thousands).

	March 31, 2011
	Carrying	Fair
	Value	Value
Financial assets

Held to maturity fixed maturities	$17,048	$17,949
Financial liabilities
Notes payable	$138,350	$139,701

	December 31, 2010
	Carrying	Fair
	Value	Value
Financial assets

Held to maturity fixed maturities	$17,035	$18,059
Financial liabilities
Notes payable	$138,350	$136,659

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

4.              Reserve for Unpaid Losses and Loss Adjustment Expenses

A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the three months ended March 31, 2011 and 2010 is as follows (in thousands).

	Three Months Ended March 31,
	2011	2010

Balance at January 1	$58,882	$33,780
Less reinsurance recoverables	(43,773)	(21,102)
Net balance at January 1	15,109	12,678

Incurred related to:
Current Year	15,580	14,548
Prior Year	424	752
Total incurred	16,004	15,300

Payments related to:
Current Year	(8,679)	(9,399)
Prior Year	(5,149)	(4,702)
Total payments	(13,828)	(14,101)

Net balance at March 31	17,285	13,877
Plus reinsurance recoverables	41,793	22,432
Balance at March 31	$59,078	$36,309

Incurred amounts related to prior years indicate that we were slightly deficient in incurred but not reported reserves as of December 31, 2010, resulting in an expense in the quarter ending March 31, 2011.  The deficiency is a result of development in late reported claims from the 2010 accident year. Primary lines of business contributing to the 2010 accident year development were homeowners, liability and fire and allied claims.  For the quarters ended March 31, 2011 and 2010, the reserve for losses and loss adjustment expenses includes amounts related to losses incurred prior to the purchase of NLASCO.  All losses and payments related to events that occurred prior to the purchase of NLASCO were the responsibility of the sellers.  Final settlement on these losses occurred in March 2011 and going forward all losses are now the responsibility of the Company.

5.    Reinsurance Activity

NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and loss adjustment expenses, or LAE, and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies.  Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets.  Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2011, we had reinsurance recoverables of approximately $43.4 million, and no allowance.

NLASCO voluntarily participates as a Write Your Own carrier in the National Flood Insurance Program, or the NFIP.  The NFIP is administered and regulated by the Federal Emergency Management Agency (FEMA).  NLASCO operates as a fiscal agent of the Federal government in the selling and administering of the Standard Flood Insurance Policy.  This involves writing the policy, collecting premiums and paying covered claims.  All pricing is set by FEMA and all collections are made by the Company.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

The Company cedes 100% of the policies written by the Company on the Standard Flood Insurance Policy to FEMA; however, if FEMA were unable to perform, the Company would have a legal obligation to the policyholders.  The terms of the reinsurance agreement are standard terms, which require the Company to maintain its rating criteria, determine policyholder eligibility, issue policies on the Company’s paper, endorse and cancel policies, collect from the insureds and process claims.  NLASCO receives ceding commissions from NFIP for underwriting administration, claims management, commission and adjuster fees.

The effect of reinsurance on premiums written and earned for the three months ended March 31, 2011 and 2010 is as follows (in thousands).

	Three Months Ended
	March 31, 2011		March 31, 2010
	Written	Earned	Written	Earned
Premiums from direct business	$37,241	$34,696	$33,619	$32,355
Reinsurance assumed	1,270	1,250	1,233	1,214
Reinsurance ceded	(4,810)	(5,014)	(5,244)	(5,438)
Net premiums	$33,701	$30,932	$29,608	$28,131

The effect of reinsurance on incurred losses for the three months ended March 31, 3011 and 2010 was as follows (in thousands).

	Three Months Ended March 31,
	2011	2010
Loss and loss adjustment expense (LAE) incurred	$17,946	$17,836
Reinsurance recoverables	(1,942)	(2,536)
Net loss and LAE incurred	$16,004	$15,300

Multi-line excess of loss coverage

For all lines of business, the Company has excess of loss reinsurance covering $800,000 in excess of a $200,000 retention on losses on any one risk.

Catastrophic coverage

As of January 1, 2011, the Company renewed its reinsurance contract for its first and second layers of reinsurance.  Per the contract renewal, the Company increased its retention at NLIC to $8 million; therefore, NLIC will have reinsurance for up to $162 million in losses per event in excess of $8 million retention.  ASIC expanded its underlying coverage to $7 million in excess of $1 million retention to correspond with the increased NLIC retention.  The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million loss; $25 million in excess of $25 million loss; $90 million in excess of a $50 million loss; and $30 million in excess of a $140 million loss (the two upper layers also comprise a $120 million in excess of $50 million layer).  NLIC and ASIC do not retain participation in any of the layers, other than the first $8 million and $1 million retention, respectively.   The third and fourth layer reinsurance contract is expected to renew after June 30, 2011.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

6.              Income Taxes

The significant components of the provision for income taxes are as follows (in thousands).

	Three Months Ended March 31,
	2011	2010

Current tax expense	$(52)	$(16)
Deferred tax expense	(725)	(249)

Income tax expense	$(777)	$(265)

The increase in income tax expense is a direct result of the increased income from operations as the effective tax rate remained substantially unchanged.

7.              Statutory Net Income and Capital and Surplus

The Company’s insurance subsidiaries, which are domiciled in the State of Texas, prepare their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Texas Department of Insurance, which Texas recognizes for determining solvency under Texas State Insurance Law. The Commissioner of the Texas Department of Insurance has the right to permit other practices that may deviate from prescribed practices. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in Texas. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future.  The Company’s insurance subsidiaries do not utilize permitted statutory accounting practices.

The Company’s insurance subsidiaries’ statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas had adopted the National Association of Insurance Commissioners’ (NAIC) statutory accounting practices as the basis of its statutory accounting practices with certain differences, which are not significant to the companies’ statutory equity.

Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010

National Lloyds Insurance Company
Capital and surplus	$97,798	$89,389
Statutory net income	$3,650	$2,909
American Summit Insurance Company
Capital and surplus	$24,577	$24,218
Statutory net income	$(724)	$(341)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

8.              Capital and Dividend Restrictions

The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO’s wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO’s surplus, as shown by its last statement on file with the Commissioner, and 100% of net income for such period. At March 31, 2011, the maximum additional dividends that may be paid to NLASCO in 2011 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2011, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the NAIC has adopted the risk based calculation (“RBC”) formula (RBC ratio) for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2011, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

9.              Equity and Income (Loss) per share

The following reflects the calculation of income (loss) per share on a basic and diluted basis (in thousands, except per share information).

	Three Months Ended March 31,
	2011	2010
Income (loss) per share from operations
Income from operations	$1,410	$491
Preferred stock dividends	—	(2,578)
Income (loss) attributable to common stockholders	$1,410	$(2,087)

Basic income (loss) per share from operations	$0.02	$(0.04)
Diluted income (loss) per share from operations	$0.02	$(0.04)

Income (loss) per share available to common stockholders:
Income (loss) available to common stockholders	$1,410	$(2,087)

Basic income (loss) per share available to common stockholders	$0.02	$(0.04)
Diluted income (loss) per share available to common stockholders	$0.02	$(0.04)

Weighted average share information:
Basic shares outstanding	56,496	56,488
Diluted shares outstanding	56,496	56,488

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Stock warrants	—	1
Senior exchangeable Notes	6,718	6,718
Stock options	100	100
Total	6,818	6,819

On September 6, 2010, the Company redeemed all of its Series A Preferred Stock.  On March 17, 2010, the board of directors declared a quarterly cash dividend of $0.515625 per share on the Company’s Series A Cumulative Redeemable Preferred Stock. The dividend was paid on April 30, 2010 to shareholders of record on April 15, 2010.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(unaudited)

10.    Related Party Transactions

As part of the NLASCO acquisition, there was a settlement of the reserves and loss and loss adjustment expenses based on the runoff of the actual NLASCO loss reserves that were in existence and recorded on the NLASCO books and records as of the transaction closing date — January 31, 2007.  All losses and payments related to events that occurred prior to the purchase of NLASCO were the responsibility of the sellers .  A preliminary settlement occurred in February 2010 and the Company paid Mr. Robinson $2.9 million, net of taxes.  The final settlement occurred in March 2011 and Mr. Robinson was paid $0.3 million, net of taxes. All losses are now the responsibility of the Company.

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

12.          Subsequent Events

Consistent with GAAP for subsequent events, Hilltop Holdings Inc. has evaluated subsequent events through the date of filing its report on Form 10-Q for the quarter ended March 31, 2011, and has no material subsequent events to report.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q and the financial information set forth in the tables below.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results for Operations, or MD&A, to the “Company”, “Hilltop”, “HTH”, “we”, “us”, “our” or “ours” or similar words are to Hilltop Holdings Inc. (formerly known as Affordable Residential Communities Inc.) and its direct and indirect wholly-owned subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this report that address results or developments that we expect or anticipate will or may occur in the future, that are preceded by, followed by or include the words “believes,” “expects,” “may,” “will,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our liquidity and sources of funding, our capital expenditures, our products, market trends, operations and business, are forward-looking statements.

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

For a further discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 11, 2011. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and those risk factors, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to, or effects on, us and our business or operations. Forward-looking statements made in this report speak as of the date of this report or as of the date specifically referenced in any such statement set forth in this report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements in this report.

GENERAL STRUCTURE OF THE COMPANY

We are a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination.  In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis.  At March 31, 2011, Hilltop Holdings Inc. had approximately $597 million of available cash and cash equivalents that could be used for this purpose.  No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

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

Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “HTH”.

OVERVIEW OF RESULTS

For the three months ended March 31, 2011, net income attributable to common stockholders was $1.4 million, or $0.02 per share, as compared to a net loss of $2.1 million, or $0.04 per share, for the same period in 2010.  Net income attributable to common stockholders increased by $3.5 million for the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to the redemption of the Series A Preferred Stock on September 6, 2010, resulting in a reduction of preferred stock dividends of $2.6 million.  Additionally, there were increases in net premiums earned of $2.8 million and net investment income of $0.4 million, which were offset by a decrease in other income of $0.2 million and increases in loss and loss adjustment expense of $0.7 million, policy acquisition and other underwriting expenses of $0.9 million and income tax expense of $0.5 million.

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

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. A.M. Best assigned NLIC and ASIC a financial strength rating of “A” (Excellent).   An “A” rating is the third highest of 16 rating categories used by A.M. Best. In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and loss adjustment expenses, or LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors. This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings.

RECENT EVENTS

On March 20, 2011, Hilltop, Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (collectively, the Investors) entered into a Funding Agreement with SWS Group, Inc., or SWS, pursuant to which, simultaneously upon the satisfaction or waiver of the conditions of the Funding Agreement:

•                  The Investors will extend a senior unsecured loan to SWS in aggregate principal amount of $100.0 million ($50.0 million by Hilltop) pursuant to a credit agreement, which loan will bear interest of 8.0% per annum, is prepayable by SWS subject to certain conditions after three years, and has a maturity of five years.  SWS has agreed to contribute on the closing date at least $80 million of the loan proceeds to its federally-chartered savings bank, Southwest Securities, FSB, unless the Investors agree otherwise.

•                  SWS will issue to each of the Investors a warrant to purchase 8,695,652 shares of SWS common stock, $0.10 par value per share, exercisable at a price of $5.75 per share subject to anti-dilution adjustments.

•                  The Investors and SWS will enter into an investor rights agreement, whereby SWS will appoint one representative of each Investor to its board of directors and which provides the Investors certain other observer, preemptive and registration rights, subject to ongoing ownership thresholds set forth in the Investor Rights Agreement.

Completion of the proposed transaction is subject to a number of conditions, which include the receipt of regulatory approvals, including confirmation from applicable regulatory bodies that the Investors will not “control” SWS under applicable regulations upon completion of the proposed transaction, approval by the shareholders of SWS of the issuance of the Warrant, maintenance by SWS of $2,250,000 in certain specified deposits (including money market funds), as defined in the Funding Agreement, absence of a material adverse effect on SWS and other customary conditions.

The foregoing description of the SWS transaction does not purport to be complete and is qualified in its entirety by reference to the transaction documents.  A summary description of the transaction and copies of the transaction documents were included in a Current Report on Form 8-K filed by Hilltop on March 21, 2011.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Revenue.  Revenue for the three months ended March 31, 2011 and 2010 was $34.7 million and $31.7 million, respectively.  Net premiums earned were $30.9 million for the first quarter in 2011, as compared to $28.1 million for the same period in 2010 primarily due to higher volume of earned premiums of $2.3 million and a decrease in the cost of catastrophe reinsurance of $0.5 million.  Net investment income was $2.1 million for the first quarter of 2011, as compared to $1.6 million for the same period in 2010, primarily due to higher yields on cash balances in 2011.  Other income was $1.6 million for the first quarter in 2011, as compared to $1.8 million for the first quarter in 2010, due to a decrease in service fees from policies that include wind coverage in hurricane prone areas and lower commission income from our agency operations.

Underwriting Results.  The following table shows the components of the Company’s underwriting gain for the three months ended March 31, 2011 and 2010.  The Company’s underwriting gain consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses.  The underwriting results are discussed below (in thousands).

	Three Months Ended March 31,
	2011	2010	Change	% Change
Direct premiums written	$37,241	$33,619	$3,622	10.8%
Net premiums written	$33,701	$29,608	$4,093	13.8%

Net premiums earned	$30,932	$28,131	$2,801	10.0%
Loss and LAE	16,004	15,300	704	4.6%
Policy acquisition and other underwriting expenses	11,985	11,124	861	7.7%
Underwriting gain	$2,943	$1,707	$1,236	72.4%

Agency Expenses	$(433)	$(524)	$91	17.4%
Loss and LAE ratio	51.7%	54.4%	-2.7%
Policy acquisition and other underwriting expense less agency expense ratio	37.3%	37.7%	-0.3%
Combined ratio	89.0%	92.1%	-3.0%

The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period.  The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period.  Combined ratio gives you the sum of both ratios.

Our combined ratio for the three months ended March 31, 2011 is 89.0%, as compared to 92.1% for the same period in 2010.  The 3.0% decrease was due to an increase in net premiums earned, offset by an increase in loss and LAE and policy acquisition and underwriting expenses. Net premiums earned increased 10.0% in the three months ended March 31, 2011, as compared to the same period in 2010, due to increase in volume of written premiums.  Loss and LAE expenses increased 4.6% in the quarter ending March 31, 2011, as compared to 2010, due to increased risk associated with a 10% increase in earned premiums, as the loss and LAE ratio decreased by 2.7%.  Policy acquisition and other underwriting expenses increased 7.7% for the three months ended March 31, 2011, as compared to 2010, which is a direct result of increased direct written premiums, as the underwriting ratio was favorable by 0.3%.

The Company seeks to consistently generate underwriting profitability.  Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios.  The non-catastrophic loss ratio excludes Property Claims Services (PCS) events that exceed $1.0 million of losses to NLASCO.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the three months ended March 31, 2011, catastrophic events that did not exceed our reinsurance retention accounted for $0.7 million of the total loss and loss adjustment expense, as compared to $0.8 million for the same period in 2010.  Excluding catastrophic events, our combined ratios for the three months ended March 31, 2011 and 2010 would have been 87.0% and 89.3%, respectively.

For the three months ended March 31, 2011 and 2010, the Company had incurred losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly.  The Company also incurred losses in 2011 related to a catastrophic wind and hail storm in Arizona from October of 2010.  Gross losses incurred from these storms were $1.8 million for the three months ended March 31, 2011, compared to $2.0 million for the same period in 2010.  The losses in the three months ended March 31, 2011 relate primarily to lawsuits filed on previously settled hurricane claims and additional reporting of Arizona claims. These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable from reinsurers.  The primary financial effect is additional reinstatement premium payable to the affected reinsurers.  For the three months ended March 31, 2011 and 2010, the Company incurred reinstatement premiums of $0.4 million and $0.7 million, respectively.

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

Direct premiums written by major product line for the three months ended March 31, 2011 and 2010, are presented in the table below (in thousands).

	Three Months Ended March 31,
	2011	2010	Change	% Change
Direct Premiums Written:
Homeowners	$16,305	$14,518	$1,787	12.3%
Fire	12,211	11,412	799	7.0%
Mobile Home	6,677	6,065	612	10.1%
Commercial	2,008	1,582	426	26.9%
Other	40	42	(2)	-4.8%
	$37,241	$33,619	$3,622	10.8%

Total direct premiums written increased for the three months ended March 31, 2011 for all insurance products, except other, due to the development of additional insurance products, new agency relationships and overall improvement of the economy.  New homeowners insurance products generated $1.8 million, new commercial products generated $0.4 million and new fire products generated $0.4 million in additional direct premiums written for the three months ended March 31, 2011.  For the same period in 2011, direct premiums written in Oklahoma increased $0.7 million, Georgia increased $0.1 million and Tennessee increased $0.1 million.

Net premiums written by major product line for the three months ended March 31, 2011 and 2010, are presented in the table below (in thousands).

	Three Months Ended March 31,
	2011	2010	Change	% Change
Net Premiums Written
Homeowners	$14,755	$12,159	$2,596	21.4%
Fire	11,051	10,425	626	6.0%
Mobile Home	6,042	5,541	501	9.0%
Commercial	1,817	1,444	373	25.8%
Other	36	39	(3)	-7.7%
	$33,701	$29,608	$4,093	13.8%

Total net premiums written increased for the three months ended March 31, 2011 for all insurance products, except for other, directly resulting from higher volume of direct written premiums and a $0.5 million decrease in catastrophe reinsurance costs.

Net premiums earned by major product line for the three months ended March 31, 2011 and 2010, are presented in the table below (in thousands).

	Three Months Ended March 31,
	2011	2010	Change	% Change
Net Premiums Earned:
Homeowners	$13,542	$11,553	$1,989	17.2%
Fire	10,143	9,905	238	2.4%
Mobile Home	5,546	5,264	282	5.4%
Commercial	1,668	1,372	296	21.6%
Other	33	37	(4)	-10.8%
	$30,932	$28,131	$2,801	10.0%

Net premiums earned for the three months ended March 31, 2011 increased $2.8 million, as compared to 2010.  The increase in earned premium directly results from higher volume of direct written premiums in 2011, offset by an increase in unearned premiums of $1.3 million.

Loss and Loss Adjustment Expenses.  Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers.  Loss and LAE for the three months ended March 31, 2011 was $16.0 million, as compared to $15.3 million for the same period in 2010.  The increase is a result of an increase in late reported claims from the 2010 accident year, contributing to the adverse development on 2010 accident year losses on homeowners, liability and fire and allied claims.

The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned.  The loss and LAE ratio for the three months ended March 31, 2011 and 2010 was 51.7% and 54.4%, respectively.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended March 31, 2011 and 2010 were as follows (in thousands).

	Three Months Ended March 31,
	2011	2010	Change	% Change
Amortization of deferred policy acquisition costs	$8,180	$7,562	$618	8.2%
Other underwriting expenses	3,805	3,562	243	6.8%
Total policy acquisition and other underwriting expenses	11,985	11,124	861	7.7%
Agency expenses	(433)	(524)	91	-17.4%
Total policy acquisition and other underwriting expenses less agency expenses	$11,552	$10,600	$952	9.0%
Net premiums earned	$30,932	$28,131	$2,801	10.0%
Expense ratio	37.3%	37.7%	-0.3%

Total policy acquisition and other underwriting expenses as of March 31, 2011 were $12.0 million, as compared to $11.1 million for the same period in 2010.  Amortization of deferred policy acquisition costs increased $0.6 million due to unearned premiums increasing $1.3 million in the three months ending March 31, 2011, as compared to the same period in 2010.  Other underwriting expenses increased $0.2 million in the first quarter of 2011, which is a direct result of the increase in net premiums earned during the same period.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2011 was $1.9 million, an increase of $43,000 as compared to the three months ended March 31, 2010, or 2.3%.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2011 was $0.4 million, an increase of $31,000 as compared to the three months ended March 31, 2010, or 6.7%.

Interest Expense.  Interest expense for the three months ended March 31, 2011and 2010 was $2.2 million.

Income Taxes.  The Company had a $0.8 million income tax expense for the three months ended March 31, 2011, compared to $0.3 million expense for the same period in 2010.  The expense in 2011 is primarily related to the income from the insurance operations of $5.2 million.  The expense in 2010 is primarily related to the income from the insurance operations of $4.1 million.  The increase is a direct result of the increased income from operations, as the effective tax rate remained substantially unchanged.

Preferred Stock Dividend.  On March 17, 2010, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2010, amounting to $2.6 million.  The Series A Preferred Stock was redeemed on September 6, 2010.

Net Income (Loss) Attributable to Common Stockholders.  As a result of the foregoing, our net income attributable to common stockholders was $1.4 million for the three months ended March 31, 2011, as compared to a net loss of $2.1 million for the three months ended March 31, 2010.  The principal reasons for the $3.4 million increase in income in the first quarter of 2011 are higher net premiums earned of $2.8 million and a $2.6 million decrease in preferred stock dividend payments, offset by higher loss and LAE of $0.7 million, higher policy acquisition and underwriting expenses of $0.9 million and higher income tax expense of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

General

Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $941 million at March 31, 2011.  At March 31, 2011, the Company had invested approximately $657 million in cash and cash equivalents, consisting of approximately $597 million owned by the parent company and $60 million owned by NLASCO and its subsidiaries.  These deposits are in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company does not believe that it is exposed to any significant credit risk on cash based on the size and financial strength of the financial institutions in which the funds are held.

Hilltop is seeking to make opportunistic acquisitions or effect business combinations with its available cash and, if necessary or appropriate, from additional equity or debt financing sources.

At March 31, 2011, we had approximately $656.7 million of cash and cash equivalents and $144.5 million of investments, as compared to $649.4 million of cash and cash equivalents and $149.0 million of investments as of December 31, 2010.

As of March 31, 2011, our short-term liquidity needs included funds to pay our insurance claims and  funds to service our debt.

Restrictions on Dividends and Distributions

Aside from investment income on Hilltop’s invested assets and available cash, as a holding company, Hilltop relies on dividends and other permitted distributions from its subsidiaries.  The payment of dividends from Hilltop’s insurance subsidiaries, NLIC and ASIC, are subject to significant limitations under debt agreements, which limit their ability to declare and pay dividends in the event of a default.

Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only.  Furthermore, without the prior approval of the Commissioner of the Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company’s surplus, as shown by its last statement on file with the Commissioner, and 100% of net income for such period.  At March 31, 2011, the maximum additional dividends that may be paid in 2011, without regulatory approval, is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders.  At March 31, 2011, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or “RBC”, requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk.  The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action.  At March 31, 2011, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

We believe that restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to carry out our normal business activities.

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

Our primary investment objective is to preserve capital.  Our strategy is to purchase securities in sectors that represent the most attractive relative value.  Bonds, cash and short-term investments constitute $792.2 million, or 98.9%, of our investments at March 31, 2011.  Although there is no intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

Cash provided by operations was $3.7 million for the three months ended March 31, 2011, primarily due to net income of $1.4 million and an increase in unearned premiums of $2.6 million.  Cash used in operations was $0.7 million for the three months ended March 31, 2010, primarily due to net income of $0.5 million, decrease in payable to related party of $2.5 million net of tax and decrease in income taxes receivable of $1.0 million.

Cash provided by investing activities was $3.6 million in the three months ended March 31, 2011, due to proceeds received from maturities and sales of available-for-sale securities of $4.8 million, which were offset by purchases of fixed assets of $0.2 million and available-for-sale securities of $1.1 million.  Cash used in investing activities was $8.5 million in the three months ended March 31, 2010 due to the purchase of available-for-sale securities of $12.7 million to increase our investment yield.  This was partially offset by sales and maturities of $5.8 million.

There were no financing activities for the three months ended March 31, 2011.  Cash used in financing activities was $2.6 million for the three months ended March 31, 2010, which reflects the payment of preferred dividends.

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

Inflation

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2011 and 2010.  Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

COMMITMENTS

NLASCO’s loss reserves do not have contractual maturity dates.  However, based on historical payment patterns, the following table estimates when management expects the loss reserves to be paid.  The timing of claim payments is subject to significant uncertainty.  NLASCO maintains a portfolio of investments with varying maturities to provide adequate cash flows for the payment of claims.

Reserves
(in thousands)

2011	$25,167
2012	17,192
2013	8,271
2014	5,435
2015	2,777
Thereafter	236
$59,078

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.  As of March 31, 2011, we did not have any derivative financial instruments.

As of March 31, 2011, our total debt outstanding was approximately $138.4 million, comprised of approximately $90.9 million, or 65.7% of our total consolidated debt, subject to fixed interest rates and approximately $47.5 million, or 34.3% of our total consolidated debt, subject to variable interest rates.

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

The fair value of debt outstanding as of March 31, 2011 was approximately $139.7 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2011 (in thousands).

	Principal Commitments
	Fixed	Variable	Total

2011	$—	$—	$—
2015 and Thereafter	90,850	47,500	138,350
Commitments	$90,850	$47,500	$138,350

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the supervision and participation of the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the design and operation of Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: April 29, 2011

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