Form 10-Q
period 2011-06-30
Hilltop Holdings Inc.
filed 2011-08-05
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the Registrant’s common stock outstanding at August 4, 2011 was 56,499,204.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(in thousands, except share and per share data)

 (unaudited)

	June 30,	December 31,
	2011	2010
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $124,976 and $115,344, respectively)	$133,031	$123,162
Held-to-maturity securities, at amortized cost (fair value of $18,102 and $18,059 respectively)	17,062	17,035
Equity securities
Available for sale securities, at fair value (cost of $8,800 and $8,478, respectively)	9,141	8,768
Total investments	159,234	148,965

Cash and cash equivalents	639,160	649,439
Accrued interest and dividends	1,593	1,519
Premiums receivable	25,593	22,490
Deferred acquisition costs	19,617	17,237
Reinsurance recoverable, net of uncollectible amounts	41,921	45,655
Prepaid reinsurance premiums	4,878	4,898
Deferred income taxes	15,334	9,115
Goodwill	23,988	23,988
Intangible assets, definite life	6,831	7,599
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	2,173	2,021
Loan origination costs, net	2,773	2,871
Other assets	1,357	844
Total assets	$947,452	$939,641

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and loss adjustment expenses	$68,616	$58,882
Unearned premiums	82,118	72,814
Reinsurance payable	5,979	5,666
Accounts payable and accrued expenses	8,147	8,600
Income taxes payable	99	78
Notes payable	138,350	138,350
Other liabilities	2,690	2,196
Total liabilities	305,999	286,586

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 56,497,840 and 56,495,410 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	565	565
Additional paid-in capital	918,080	918,046
Accumulated other comprehensive income	5,457	5,270
Accumulated deficit	(282,649)	(270,826)
Total stockholders’ equity	641,453	653,055
Total liabilities and stockholders’ equity	$947,452	$939,641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(in thousands, except per share data)

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Net premiums earned	$32,568	$29,301	$63,500	$57,432
Net investment income	2,229	1,855	4,310	3,490
Other income	1,723	1,765	3,348	3,545
Net realized (losses) gains on investments
Other-than-temporary impairments on fixed maturity securities	—	(65)	—	(65)
Other realized investment gains, net	12	14	31	123
Total realized investment gains (losses), net	12	(51)	31	58
Total revenue	36,532	32,870	71,189	64,525
Expenses:
Loss and loss adjustment expenses	41,101	20,534	57,105	35,834
Policy acquisition and other underwriting expenses	11,597	11,556	23,582	22,680
General and administrative expenses	1,612	2,063	3,485	3,893
Depreciation and amortization	426	450	858	913
Interest expense	2,245	2,254	4,421	4,436
Total expenses	56,981	36,857	89,451	67,756
Loss before income tax benefit	(20,449)	(3,987)	(18,262)	(3,231)
Income tax benefit	7,216	1,358	6,439	1,093

Net loss	(13,233)	(2,629)	(11,823)	(2,138)
Preferred stock dividend	—	(2,578)	—	(5,156)
Net loss attributable to common stockholders	$(13,233)	$(5,207)	$(11,823)	$(7,294)

Loss per share attributable to common stockholders
Basic loss per share	$(0.23)	$(0.09)	$(0.21)	$(0.13)
Diluted loss per share	$(0.23)	$(0.09)	$(0.21)	$(0.13)

Weighted average share information
Basic shares outstanding	56,498	56,491	56,497	56,490
Diluted shares outstanding	56,498	56,491	56,497	56,490

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands)

 (unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2011	56,495	$565	$918,046	$5,270	$(270,826)	$653,055
Net loss					(11,823)	(11,823)
Other comprehensive gain, net of tax of $101				187		187
Total comprehensive loss						(11,636)
Common stock issued to board members	3		24			24
Stock compensation expense			10			10

Balance, June 30, 2011	56,498	$565	$918,080	$5,457	$(282,649)	$641,453

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(in thousands)

 (unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(11,823)	$(2,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	858	913
(Increase) decrease in deferred income taxes	(6,320)	1,299
Increase in unearned premiums	9,304	5,636
Increase in deferred acquisition costs	(2,380)	(1,484)
Realized gains on investments	(31)	(58)
Amortization of loan origination costs	98	98
Stock grant compensation expense	34	94
Decrease in payable to related party	(263)	(3,769)
Increase in income taxes payable	21	—
Decrease in income taxes receivable	—	202
Increase in premium and agent balances	(3,103)	(2,485)
Decrease (increase) in reinsurance recoverables	3,734	(1,896)
Increase in loss and loss adjustment expense reserves	9,734	2,966
Changes in other operating assets and liabilities	226	1,373
Net cash provided by operating activities	$89	$751

Cash flow from investing activities:
Purchases of available-for-sale securities	(16,321)	(25,284)
Purchases of held-to-maturity securities	—	(1,606)
Proceeds from sales of available-for-sale securities	2,392	14,636
Proceeds from maturities of available-for-sale securities	3,803	4,751
Proceeds from maturities of held-to-maturity securities	—	1,600
Purchases of fixed assets	(242)	(153)
Net cash used in investing activities	$(10,368)	$(6,056)

Cash flow from financing activities:
Payment of preferred dividends	—	(5,156)
Net cash used in financing activities	$—	$(5,156)
Net decrease in cash and cash equivalents	(10,279)	(10,461)
Cash and cash equivalents, beginning of period	649,439	790,013
Cash and cash equivalents, end of period	$639,160	$779,552

Supplemental cash flow information:
Cash paid for interest	$4,386	$4,376
Dividends declared but unpaid	$—	$1,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(unaudited)

1.            Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Hilltop Holdings Inc. is a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination.  In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis.  On July 29, 2011, we made a $50 million investment in SWS Group, Inc.

We also conduct operations in the property and casualty insurance industry through our wholly-owned property and casualty insurance holding company, NLASCO Inc., or NLASCO.  NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).  NLIC commenced business in 1949 and currently operates in 15 states, with its largest market being the State of Texas.  ASIC was formed in 1955 and currently operates in 12 states, its largest market being the State of Arizona.   Both of these insurance companies carry a financial strength rating of “A” (Excellent) by A.M. Best and are regulated by the Texas Department of Insurance.

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

In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended June 30, 2011 may not be indicative of the results that may be expected for the year ended December 31, 2011. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In May 2011, the FASB issued ASU-2011-04 to clarify ASC 820 and in some instances changed particular principles or requirements for measuring fair value or disclosing information about fair value measurements.  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).   This updated guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU-2011-05, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The new standard allows companies to report net income and other comprehensive income in a single, continuous statement, or in two separate, but consecutive statements.  The statement(s) would need to be presented with equal prominence as the other primary financial statements.  This updated guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance will change our current presentation of other comprehensive income; however, it is not expected to have a material impact on the Company’s financial statements.

2.     Investments

The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2011 and December 31, 2010 were as follows (in thousands).

	June 30, 2011
	Cost	Gross	Gross
	and	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Fixed maturities:
Government securities	$14,901	$1,057	$—	$15,958
Residential mortgage-backed securities	10,410	1,045	—	11,455
Commercial mortgage-backed securities	2,367	62	(8)	2,421
Corporate debt securities	97,298	5,910	(11)	103,197
	124,976	8,074	(19)	133,031

Equity securities	8,800	343	(2)	9,141
	133,776	8,417	(21)	142,172

Held-to-maturity securities:
Fixed maturities:
Government securities	17,062	1,040	—	18,102
	$150,838	$9,457	$(21)	$160,274

	December 31, 2010
	Cost	Gross	Gross
	and	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Fixed maturities:
Government securities	$14,883	$1,118	$—	$16,001
Residential mortgage-backed securities	12,563	1,078	—	13,641
Commercial mortgage-backed securities	2,496	98	—	2,594
Corporate debt securities	85,402	5,564	(40)	90,926
	115,344	7,858	(40)	123,162

Equity securities	8,478	290	—	8,768
	123,822	8,148	(40)	131,930

Held-to-maturity securities:
Fixed maturities:
Government securities	17,035	1,024	—	18,059
	$140,857	$9,172	$(40)	$149,989

The following tables summarize the length of time securities with unrealized losses at June 30, 2011 and December 31, 2010 have been in an unrealized loss position (in thousands).

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
Fixed maturities:
Commercial mortgage-backed securities	$489	$(8)	$—	$—	$489	$(8)
Corporate debt securities	2,678	(11)	—	—	2,678	(11)
	3,167	(19)	—	—	3,167	(19)

Equity securities	97	(2)	—	—	97	(2)
	$3,264	$(21)	$—	$—	$3,264	$(21)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
Fixed maturities:
Corporate debt securities	$4,976	$(40)	$—	$—	$4,976	$(40)
	4,976	(40)	—	—	4,976	(40)

Equity securities	56	—	—	—	56	—
	$5,032	$(40)	$—	$—	$5,032	$(40)

For the quarter and six months ended June 30, 2011, the Company did not record any other-than-temporary impairments.  While all of the investments are monitored for potential other-than-temporary impairment, our analysis and experience indicate that these investments generally do not present a great risk of other-than-temporary impairment, as fair value should recover over time.  Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee.  While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities.  The Company does not intend nor is it likely that the Company will be required to sell these securities before the recovery of the cost basis; and, therefore, we do not believe any other-than-temporary impairments exist as of June 30, 2011.

Gross realized investment gains and losses for the three and six months ended June 30, 2011 and 2010 are summarized as follows (in thousands).

	Three Months Ended June 30,
	2011			2010
	Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total

Fixed maturities	$13	$(1)	$12	$14	$(65)	$(51)
	$13	$(1)	$12	$14	$(65)	$(51)

	Six Months Ended June 30,
	2011			2010
	Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total

Fixed maturities	$33	$(2)	$31	$158	$(100)	$58
	$33	$(2)	$31	$158	$(100)	$58

Sale of available-for-sale investment securities resulted in the following during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds	$877	$12,912	$2,392	$14,636

Gross gains	$13	$14	$33	$158

Gross losses	$(1)	$(65)	$(2)	$(100)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  The schedule of fixed maturities of available-for-sale and held-to-maturity securities at June 30, 2011 and December 31, 2010, by contractual maturity are as follows (in thousands).

	June 30, 2011
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$6,079	$6,211
Due after one year through five years	69,944	73,759
Due six years through ten years	35,262	38,270
Due after ten years	914	915
Mortgage-backed securities	12,777	13,876
	$124,976	$133,031

Held-to-maturity debt securities:
Due within one year	$595	$601
Due after one year through five years	11,817	12,341
Due six years through ten years	4,650	5,160
	$17,062	$18,102

	December 31, 2010
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$8,228	$8,420
Due after one year through five years	58,959	62,339
Due six years through ten years	33,098	36,168
Mortgage-backed securities	15,059	16,235
	$115,344	$123,162

Held-to-maturity debt securities:
Due within one year	$201	$204
Due after one year through five years	12,171	12,749
Due six years through ten years	4,663	5,106
	$17,035	$18,059

Net investment income for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Cash equivalents	$602	$435	$167	$1,219	$644	$575
Fixed maturities	1,587	1,544	43	3,023	3,085	(62)
Equity securities	168	2	166	331	5	326
	2,357	1,981	376	4,573	3,734	839

Investment expense	(128)	(126)	(2)	(263)	(244)	(19)

Net investment income	$2,229	$1,855	$374	$4,310	$3,490	$820

At June 30, 2011, the Company had on deposit in custody for various State Insurance Departments investments with carrying values totaling $17.1 million.

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

•      Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.  Based on management’s understanding of the methodologies used by this pricing service, all applicable investments have been valued in accordance with GAAP valuation principles.

•      Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

If the markets were to decline, there can be no assurance that we will not experience losses on our investments and reductions to earnings.

The following tables present the hierarchy used by the Company by asset and liability type to determine their fair value at June 30, 2011 and December 31, 2010 (in thousands).

	As of June 30, 2011
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$639,160	$639,160	$—	$—
Fixed maturities
Government securities	15,958	—	15,958	—
Residential mortgage-backed securities	11,455	—	11,455	—
Commercial mortgage-backed securities	2,421	—	2,421	—
Corporate debt securities	103,197	—	103,197	—
Equity securities
Common stock	8,889	8,889	—	—
Non-redeemable preferred stock	252	252	—	—
Total	$781,332	$648,301	$133,031	$—

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$649,439	$649,439	$—	$—
Fixed maturities
Government securities	16,001	—	16,001	—
Residential mortgage-backed securities	13,641	—	13,641	—
Commercial mortgage-backed securities	2,594	—	2,594	—
Corporate debt securities	90,926	—	90,926	—
Equity securities
Common stock	8,516	8,516	—	—
Non-redeemable preferred stock	252	252	—	—
Total	$781,369	$658,207	$123,162	$—

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

Level 2 financial assets

When quoted market prices are unavailable, the Company utilizes a third party pricing service to determine an estimate of fair value, which is mainly used for its fixed maturity investments, such as private and corporate debt securities, federal agency and municipal bonds, and non-government mortgage and asset-backed securities.  The observable inputs utilized by the pricing service include interest rates, using either a market or income valuation approach to determine fair market value.  The extent of the use of each market input depends on the asset class and the market conditions; and, for some securities, additional inputs may be necessary.  Based on management’s understanding of the methodologies used by this pricing service, all applicable investments have been valued in accordance with GAAP valuation principles.

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

The following table provides a roll forward of the amounts at June 30, 2011 and 2010 for financial instruments classified within Level 3.  The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement (in thousands).

	Six Months Ended June 30,
	2011	2010

Balance at January 1,	$—	$115

Net transfers in	—	—
Purchases	—	—
Sales	—	—
Realized losses	—	(65)
Change in unrealized losses	—	1

Balance at June 30,	$—	$51

All net unrealized losses in the table above are reflected in the accompanying financial statements.  The Company had no transfers between Levels 1 and 2 for the six months ended June 30, 2011.

The following tables present the carrying value and fair value of assets and liabilities where they differ in value at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Carrying	Fair
	Value	Value
Financial assets

Held to maturity fixed maturities	$17,062	$18,102
Financial liabilities
Notes payable	$138,350	$137,326

	December 31, 2010
	Carrying	Fair
	Value	Value
Financial assets

Held to maturity fixed maturities	$17,035	$18,059
Financial liabilities
Notes payable	$138,350	$136,659

4.     Reserve for Unpaid Losses and Loss Adjustment Expenses

A roll forward of the reserve for unpaid losses and loss adjustment expenses for the six months ended June 30, 2011 and 2010 is as follows (in thousands).

	Six Months Ended June 30,
	2011	2010

Balance at January 1	$58,882	$33,780
Less reinsurance recoverables	(43,773)	(21,102)
Net balance at January 1	15,109	12,678

Incurred related to:
Current Year	56,775	35,587
Prior Year	330	247
Total incurred	57,105	35,834

Payments related to:
Current Year	(37,059)	(27,563)
Prior Year	(6,700)	(6,666)
Total payments	(43,759)	(34,229)

Net balance at June 30	28,455	14,283
Plus reinsurance recoverables	40,161	22,463
Balance at June 30	$68,616	$36,746

The increase in reserves for the six months ended June 30, 2011, as compared to 2010, is due to wind and hail losses that occurred in Texas in April and May 2011.   Incurred amounts related to prior years indicate that we were slightly deficient in incurred but not reported reserves as of December 31, 2010, resulting in an expense in the quarter ending June 30, 2011.  The deficiency is a result of development in late reported claims from the 2010 accident year. Primary lines of business contributing to the 2010 accident year development were homeowners, liability and fire and allied claims.  For the quarters ended June 30, 2011 and 2010, the reserve for losses and loss adjustment expenses includes amounts related to losses incurred prior to the purchase of NLASCO, our wholly-owned property and casualty insurance holding company.  All losses and payments related to events that occurred prior to the purchase of NLASCO were the responsibility of the sellers.  In March 2011, we made a final settlement with the sellers and going forward all losses are now the responsibility of the Company.

5.     Reinsurance Activity

NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and loss adjustment expenses, or LAE, and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies.  Amounts recoverable from reinsurers are reported as assets and relate to the portions of the liability for losses and LAE and unearned premiums ceded to reinsurers.  Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors the potential for credit risk arising from concentrations in geographic regions, reinsurance activities or other economic characteristics.  All reinsurers that participate in NLASCO’s program have an A.M. Best rating of A- or better, which minimizes exposure to significant losses from reinsurer insolvencies. At June 30, 2011, we had reinsurance recoverables of approximately $41.9 million, and no allowance.

NLASCO voluntarily participates as a Write Your Own carrier in the National Flood Insurance Program, (NFIP).  The NFIP is administered and regulated by the Federal Emergency Management Agency (FEMA).  NLASCO operates as a fiscal agent of the Federal government in the selling and administering of the Standard Flood Insurance Policy.  This involves writing the policy, collecting premiums and paying covered claims.  All pricing is set by FEMA and all collections are made by the Company.

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

The effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$43,070	$36,460	$37,499	$33,271	$80,311	$71,156	$71,118	$65,626
Reinsurance assumed	1,401	1,271	1,372	1,246	2,671	2,521	2,605	2,460
Reinsurance ceded	(5,348)	(5,163)	(5,242)	(5,216)	(10,158)	(10,177)	(10,486)	(10,654)
Net premiums	$39,123	$32,568	$33,629	$29,301	$72,824	$63,500	$63,237	$57,432

The effect of reinsurance on incurred losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Loss and loss adjustment expense (LAE) incurred	$43,204	$23,153	$61,150	$40,990
Reinsurance recoverables	(2,103)	(2,619)	(4,045)	(5,156)
Net loss and LAE incurred	$41,101	$20,534	$57,105	$35,834

Multi-line excess of loss coverage

For all lines of business, retention on any one risk for 2011 is $200,000.

Catastrophic coverage

As of January 1, 2011, the Company renewed its reinsurance contract for its first and second layers of reinsurance.  Per the contract renewal, the Company increased its retention for NLIC to $8 million; therefore, NLIC has reinsurance for up to $162 million in losses per event in excess of $8 million retention.  ASIC expanded its underlying coverage to $7 million in excess of $1 million retention to correspond with the increased NLIC retention.  The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million loss; $25 million in excess of $25 million loss; $90 million in excess of $50 million loss; and $30 million in excess of $140 million loss (the two upper layers also comprise a $120 million in excess of $50 million layer).  NLIC and ASIC do not retain participation in any of the layers, other than the first $8 million and $1 million retention, respectively.

As of July 1, 2011, NLASCO renewed its reinsurance contract for its upper layers of reinsurance.  Per the contract renewal, the third layer provides coverage for $50 million in excess of $50 million loss; the fourth layer provides coverage of $50 million in excess of $100 million loss and the fifth layer provides coverage of $20 million in excess of $150 million loss.  The fifth layer is not fully subscribed, with participants accounting for 79% of the total layer.  Accordingly, NLASCO retains 21% of the losses in the fifth layer.

6.              Income Taxes

The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Current tax benefit	$59	$1,038	$7	$1,022
Deferred tax benefit	7,157	320	6,432	71

Income tax benefit	$7,216	$1,358	$6,439	$1,093

The increase in income tax benefit is a direct result of the increased loss from operations as the effective tax rate remained substantially unchanged.

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

Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

National Lloyds Insurance Company
Capital and surplus	$86,012	$88,484	$86,012	$88,484
Statutory net (loss) income	$(12,196)	$(1,096)	$(8,546)	$1,813
American Summit Insurance Company
Capital and surplus	$23,753	$24,337	$23,753	$24,337
Statutory net (loss) income	$(831)	$142	$(1,555)	$(199)

8.              Capital and Dividend Restrictions

The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO’s wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO’s surplus, as shown by its last statement on file with the Commissioner, and 100% of net income for such period. At June 30, 2011, the maximum additional dividends that may be paid to NLASCO in 2011 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2011 the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the NAIC has adopted the risk based calculation (“RBC”) formula (“RBC ratio”) for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2011, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

9.              Equity and Loss per share

The following reflects the calculation of loss per share on a basic and diluted basis for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income (loss) per share from operations
Net loss from operations	$(13,233)	$(2,629)	$(11,823)	$(2,138)
Preferred stock dividends	—	(2,578)	—	(5,156)
Loss attributable to common stockholders	$(13,233)	$(5,207)	$(11,823)	$(7,294)

Basic loss per share from operations	$(0.23)	$(0.09)	$(0.21)	$(0.13)
Diluted loss per share from operations	$(0.23)	$(0.09)	$(0.21)	$(0.13)

Weighted average share information:
Basic shares outstanding	56,498	56,491	56,497	56,490
Diluted shares outstanding	56,498	56,491	56,497	56,490

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Stock warrants	—	1	—	1
Senior exchangeable Notes	6,718	6,718	6,718	6,718
Stock options	100	100	100	100
Total	6,818	6,819	6,818	6,819

On September 6, 2010, the Company redeemed all of its Series A Preferred Stock. On July 8, 2010, the board of directors declared a quarterly cash dividend of $0.515625 per share on the Company’s Series A Cumulative Redeemable Preferred Stock. The dividend was paid on July 30, 2010, to shareholders of record on July 15, 2010.

10.            Related Party Transactions

As part of the NLASCO acquisition, there was a settlement of the reserves and loss and loss adjustment expenses based on the runoff of the actual NLASCO loss reserves that were in existence and recorded on the NLASCO books and records as of the transaction closing date, January 31, 2007.  All losses and payments related to events that occurred prior to the purchase of NLASCO were the responsibility of the sellers.  A preliminary settlement occurred in February 2010 and the Company paid Mr. Robinson $2.9 million, net of taxes.  The final settlement occurred in March 2011 and Mr. Robinson was paid $0.3 million, net of taxes. All losses are now the responsibility of the Company.

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

12.                               Subsequent Events

As previously reported in the Current Report on Form 8-K filed by the Company on March 21, 2011, the Company entered into a Funding Agreement with SWS Group, Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P.  On July 29, 2011, the Company completed the transactions contemplated by the Funding Agreement and extended SWS Group, Inc. a $50 million term loan.  For more detailed information regarding this transaction, see the Current Report on Form 8-K filed by the Company on August 4, 2011.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q and the financial information set forth in the tables below.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company”, “Hilltop”, “HTH”, “we”, “us”, “our” or “ours” or similar words are to Hilltop Holdings Inc. (formerly known as Affordable Residential Communities Inc.) and its direct and indirect wholly-owned subsidiaries.

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

GENERAL STRUCTURE OF THE COMPANY

We are a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination.  In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis.  At June 30, 2011, Hilltop Holdings Inc. had approximately $599 million of available cash and cash equivalents that could be used for this purpose.  On July 29, 2011, we made a $50 million investment in SWS Group, Inc.  No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

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

OVERVIEW OF RESULTS

For the six months ended June 30, 2011, net loss attributable to common stockholders was $11.8 million, or $0.21 per share, as compared to a net loss of $7.3 million, or $0.13 per share, for the same period in 2010.  Net loss attributable to common stockholders increased by $4.5 million, primarily due to a $21.3 million increase in loss and loss adjustment expense, offset in part by increases of $6.1 million in net premiums earned, $5.3 million in income tax benefit and the redemption of the Series A Preferred Stock on September 6, 2010, resulting in a reduction of preferred stock dividends of $5.2 million.  Additionally, there were increases in net investment income of $0.8 million, offset by an increase in policy acquisition and other underwriting expenses of $0.9 million.  The dramatic increase in loss and loss adjustment expenses related primarily to severe weather in Texas, in which five storms created $14.6 million in incurred losses.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

Strategic Acquisitions.  Hilltop is seeking to make opportunistic acquisitions with its cash and, if necessary or appropriate, from additional equity or debt financing sources.

Insurance Operations.  NLASCO specializes in providing fire and homeowners insurance for low value dwellings and manufactured homes, primarily in Texas and other southern states. NLASCO targets underserved markets that require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents. Within these markets, NLASCO attempts to capitalize on its superior local knowledge to identify profitable underwriting opportunities. NLASCO believes that it distinguishes itself from competitors by delivering products that are not provided by many larger carriers, providing a high level of customer service and responding quickly to the needs of its agents and policyholders. NLASCO maintains a high level of selectivity in the risks it underwrites, which we believe will generate consistent underwriting profits.

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

On July 29, 2011, the Company completed the transactions contemplated by the Funding Agreement and extended SWS a $50 million term loan.  For more detailed information regarding this transaction, see the Current Report on Form 8-K filed by the Company on August 4, 2011.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Revenue.  Revenue for the three months ended June 30, 2011 was $36.5 million, as compared to $32.9 million for the same period in 2010.  Net premiums earned were $32.6 million for the three months ended June 30, 2011, as compared to $29.3 million for the same period in 2010.  The higher volume of earned premiums of $3.3 million was largely from our marketing efforts and new homeowners insurance products, as well as a decrease in the cost of catastrophic reinsurance.  Net investment income increased to $2.2 million for the three months ended June 30, 2011, as compared to $1.9 million for the same period in 2010, primarily due to higher yields on NLASCO cash and investment balances in 2011.  Net realized gains on investments were $12,000 in the three months ended June 30, 2010, compared to a net realized loss of $51,000 for the same period in 2010.  Other income was $1.7 million for the three months ended June 30, 2011, as compared to $1.8 million for the same period in 2010.

Underwriting Results.  The following table shows the components of the Company’s underwriting loss for the three months ended June 30, 2011 and 2010.  The Company’s underwriting loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses.  The underwriting results are discussed below (in thousands).

	Three Months Ended June 30,
	2011	2010	Change	% Change
Direct premiums written	$43,070	$37,499	$5,571	14.9%
Net premiums written	$39,123	$33,629	$5,494	16.3%

Net premiums earned	$32,568	$29,301	$3,267	11.1%
Loss and LAE	41,101	20,534	20,567	100.2%
Policy acquisition and other underwriting expenses	11,597	11,556	41	0.4%
Underwriting loss	$(20,130)	$(2,789)	$(17,341)	621.8%

Agency Expenses	$(453)	$(553)	$100	18.1%
Loss and LAE ratio	126.2%	70.1%	56.1%
Underwriting expense ratio	34.2%	37.6%	-3.4%
Combined ratio	160.4%	107.7%	52.7%

The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period.  The underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period.  Combined ratio gives you the sum of both ratios.

The second quarter is typically the most challenging quarter for NLASCO, as Texas experiences seasonal severe weather.  The quarter ending June 30, 2011 was exceptionally challenging, as Texas homeowners insurers suffered losses from tornado and hail storms in April and May.  NLASCO’s loss and LAE increased 100.2% in the quarter ending June 30, 2011, as compared to 2010, primarily from $14.6 million in incurred losses from these Texas storms.  Additionally, there were fifteen days of widely dispersed, exceptional weather related losses that added $7.1 million in losses.  Our combined ratio for the three months ended June 30, 2011 is 160.4%, as compared to 107.7% for the same period in 2010.  Offsetting the increase in incurred losses was an 11.1% increase in net premiums earned for the three months ended June 30, 2011, as compared to the same period in 2010.

The Company seeks to consistently generate underwriting profitability.  Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios.  The non-catastrophic loss ratio excludes Property Claims Services (PCS) events that exceed $1.0 million of losses to NLASCO.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the three months ended June 30, 2011, catastrophic events that did not exceed our reinsurance retention accounted for $14.9 million of the total loss and loss adjustment expense, as compared to $6.0 million for the same period in 2010.  Excluding catastrophic events, our combined ratios for the three months ended June 30, 2011 and 2010 would have been 114.6% and 87.9%, respectively.

For the three months ended June 30, 2011, the Company incurred losses related to a catastrophic wind and hail storm in Arizona that occurred in October of 2010.  For the three months ended June 30, 2010, the Company had incurred losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly.  Gross losses incurred from these storms were $0.2 million for the three months ended June 30, 2011, compared to $2.9 million for the same period in 2010.  The losses in the three months ended June 30, 2011 relate primarily to additional reporting of Arizona claims.

These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable from reinsurers.  The primary financial effect is additional reinstatement premium payable to the affected reinsurers.  For the three months ended June 30, 2011 and 2010, the Company incurred reinstatement premiums of $0.1 million and $0.1 million, respectively.

Premiums.  The property and casualty insurance industry is very competitive and is affected by soft and hard market business cycles.  Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy accepting only risks that are appropriately priced, while declining risks that it believes are under priced for the level of coverage provided.  Due to several catastrophic events and elevated reinsurance costs, NLASCO exited underwriting wind coverage along the Texas seacoast in March 2011.

Direct premiums written by major product line for the three months ended June 30, 2011 and 2010, are presented in the table below (in thousands):

	Three Months Ended June 30,
	2011	2010	Change	% Change
Direct Premiums Written:
Homeowners	$19,464	$17,014	$2,450	14.4%
Fire	13,992	12,515	1,477	11.8%
Mobile Home	7,167	5,792	1,375	23.7%
Commercial	2,333	2,060	273	13.3%
Other	114	118	(4)	-3.4%
	$43,070	$37,499	$5,571	14.9%

Total direct premiums written increased for the three months ended June 30, 2011 for all insurance products, except other, due to expanded distribution of additional insurance products and new agency relationships.  New homeowners insurance products generated $3.3 million in direct premiums written for the three months ended June 30, 2011.  Direct premiums written in Oklahoma, Georgia and Tennessee increased a combined total of $1.9 million in the three months ended June 30, 2011, as compared to the same period in 2010.

Net premiums written by major product line for the three months ended June 30, 2011 and 2010, are presented in the table below (in thousands):

	Three Months Ended June 30,
	2011	2010	Change	% Change
Net Premiums Written
Homeowners	$17,680	$14,527	$3,153	21.7%
Fire	12,710	11,669	1,041	8.9%
Mobile Home	6,511	5,408	1,103	20.4%
Commercial	2,119	1,917	202	10.5%
Other	103	108	(5)	-4.6%
	$39,123	$33,629	$5,494	16.3%

Total net premiums written increased for the three months ended June 30, 2011 for all insurance products, except other, due to higher volume of direct written premiums and a decrease in catastrophic reinsurance costs of $0.2 million, which were offset by an increase in flood reinsurance costs of $0.3 million.

Net premiums earned by major product line for the three months ended June 30, 2011 and 2010, are presented in the table below (in thousands):

	Three Months Ended June 30,
	2011	2010	Change	% Change
Net Premiums Earned:
Homeowners	$14,718	$12,682	$2,036	16.1%
Fire	10,580	10,161	419	4.1%
Mobile Home	5,420	4,680	740	15.8%
Commercial	1,764	1,681	83	4.9%
Other	86	97	(11)	-11.3%
	$32,568	$29,301	$3,267	11.1%

Net premiums earned for the three months ended June 30, 2011 increased $3.3 million, as compared to 2010, which is a result of higher direct written premiums of $5.6 million for the quarter ended June 30, 2011.  Direct premiums written have increased over the last four quarters and are $14.4 million higher for the twelve months ended June 30, 2011 as compared to the same period in 2010.  The consistent growth in direct premiums written should generate increased premiums earned in future periods.

Loss and Loss Adjustment Expenses.  Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers.  Loss and LAE for the three months ended June 30, 2011 was $41.1 million, as compared to $20.5 million for the same period in 2010.  The increase is primarily a result of wind and hail storms that occurred in 2011 in Texas, which had incurred losses of $14.6 million and fifteen days of widely dispersed, exceptional weather related losses that added $7.1 million in losses.

The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned.  The loss and LAE ratio for the three months ended June 30, 2011 and 2010 was 126.2% and 70.1%, respectively.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010	Change	% Change
Amortization of deferred policy acquisition costs	$8,489	$7,558	$931	12.3%
Other underwriting expenses	3,108	3,998	(890)	-22.3%
Total policy acquisition and other underwriting expenses	11,597	11,556	41	0.4%
Agency expenses	(453)	(553)	100	-18.1%
Total policy acquisition and other underwriting expenses less agency expenses	$11,144	$11,003	$141	1.3%
Net premiums earned	$32,568	$29,301	$3,267	11.1%
Underwriting expense ratio	34.2%	37.6%	-3.4%

Total policy acquisition and other underwriting expenses were $11.6 for the three months ended June 30, 2011 and 2010.  Other underwriting expenses decreased due to the reduction of bonus and contingent commission accruals in the three months ended June 30, 2011 of $0.7 million.

General and Administrative Expense.  General and administrative expense for the three months ended June 30, 2011 was $1.6 million, as compared to $2.1 million for the three months ended June 30, 2010, a decrease of $0.5 million, or 24%.  This decrease was due to decrease in professional services of $0.5 million, which was a result of lower acquisition costs at the holding company of $0.4 million and lower director’s fees of $0.1 million.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2011 was $24,000 less than the three months ended June 30, 2010, due to some equipment being fully depreciated.

Interest Expense.  Interest expense for the three months ended June 30, 2011 and 2010, was $2.2 million.

Income Taxes.  The Company had a $7.2 million income tax benefit for the three months ended June 30, 2011, compared to $1.4 million benefit for the same period in 2010.  The increase in income tax benefit of $5.8 million for the three months ended June 30, 2011, compared to the same period in 2010, is due to an increase in net loss before income taxes of $16.5 million, as the effective tax rate remained substantially unchanged.

Preferred Stock Dividend.  On July 8, 2010, the HTH board of directors declared a quarterly cash dividend of $0.515625 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable July 30, 2010, amounting to $2.6 million.  The Series A Preferred Stock was redeemed on September 6, 2010.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was $13.2 million for the three months ended June 30, 2011, as compared to net loss of $5.2 million for the three months ended June 30, 2010.  The principal reasons for the loss in the second quarter of 2011 are incurred losses on wind and hail storms that occurred in Texas and widely dispersed, exceptional weather related losses, which had incurred losses of $14.6 million and $7.1 million, respectively.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Revenue.  Revenue for the six months ended June 30, 2011 was $71.2 million, as compared to $64.5 million for the same period in 2010.  Net premiums earned were $63.5 million for the six months ended June 30, 2011, as compared to $57.4 million for the same period in 2010.  The higher volume of earned premiums of $6.1 million is primarily attributable to our marketing efforts and new homeowners products, as well as a decrease in the cost of catastrophic reinsurance.  Net investment income was $0.8 million higher for the six months ended June 30, 2011, as compared to the same period in 2010, due to higher yields on cash and investments at NLASCO.  Other income was $3.3 million for the six months ended June 30, 2011, as compared to $3.5 million for the same period in 2010 due to lower commission income from our agency operations.   Total realized investment gains were $31,000 for the six months ended June 30, 2011, as compared to an investment gain of $58,000 for the same period in 2010.

Underwriting Results. The following table shows the components of the Company’s underwriting loss for the six months ended June 30, 2011 and 2010. The Company’s underwriting loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. The underwriting results are discussed below (in thousands).

	Six Months Ended June 30,
	2011	2010	Change	% Change
Direct premiums written	$80,311	$71,118	$9,193	12.9%
Net premiums written	$72,824	$63,237	$9,587	15.2%

Net premiums earned	$63,500	$57,432	$6,068	10.6%
Loss and LAE	57,105	35,834	21,271	59.4%
Policy acquisition and other underwriting expenses	23,582	22,680	902	4.0%
Underwriting loss	$(17,187)	$(1,082)	$(16,105)	1488.4%

Agency Expenses	$(886)	$(1,080)	$194	18.0%
Loss and LAE ratio	89.9%	62.4%	27.5%
Underwriting expense ratio	35.7%	37.6%	-1.9%
Combined ratio	125.6%	100.0%	25.6%

The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period.  The underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period.  Combined ratio gives you the sum of both ratios.

Our combined ratio for the six months ended June 30, 2011 is 125.6%, as compared to 100.0% for the same period in 2010.  The 25.6% increase was due to an increase in loss and LAE and policy acquisition and other underwriting expenses, offset by an increase in net premiums earned.  Net premiums earned increased 10.6% in the six months ended June 30, 2011, as compared to the same period in 2010, due to a $9.2 million increase in volume of written premiums over the last twelve months.  Loss and LAE expenses increased 59.4% in the six months ending June 30, 2011, as compared to 2010, due to higher incurred losses associated with wind and hail storms that occurred in Texas and additional losses associated with a 10.6% increase in earned premiums.   Texas typically experiences

seasonal tornado and hail storms; however, NLASCO suffered a dramatic increase in losses from five storms that created $14.6 million in incurred losses.  Policy acquisition and other underwriting expenses increased 4.0% for the six months ended June 30, 2011, as compared to 2010, which is a direct result of increased direct written premiums, as the underwriting expense ratio was favorable by 1.9%.

The Company seeks to consistently generate underwriting profitability.  Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios.  The non-catastrophic loss ratio excludes Property Claims Services (PCS) events that exceed $1.0 million of losses to NLASCO.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the six months ended June 30, 2011, catastrophic events that did not exceed our reinsurance retention accounted for $15.6 million of the total loss and loss adjustment expense, of which $14.6 million related to the 2011 accident year and $1.0 million related to the 2010 accident year, as compared to $6.0 million for the same period in 2010.  Additionally, there were fifteen days of widely dispersed, exceptional weather related losses that added $7.1 million in losses. Excluding catastrophic events, our combined ratios for the six months ended June 30, 2011 and 2010 would have been 101.1% and 87.3%, respectively.

For the six months ended June 30, 2011 and 2010, the Company had incurred losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly.  The Company also incurred losses in 2011 related to a catastrophic wind and hail storm in Arizona from October of 2010.  Gross losses incurred from these storms were $3.2 million for the six months ended June 30, 2011, compared to $3.3 million for the same period in 2010.  The losses in the six months ended June 30, 2011 relate primarily to lawsuits filed on previously settled hurricane claims and additional reporting of Arizona claims. These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable from reinsurers.  The primary financial effect is additional reinstatement premium payable to the affected reinsurers.  For the six months ended June 30, 2011 and 2010, the Company incurred reinstatement premiums of $0.5 million and $0.1 million, respectively.

Premiums.  The property and casualty insurance industry is very competitive and is affected by soft and hard market business cycles.  Although we recognize the need to remain competitive in the marketplace, the Company remains committed to its disciplined underwriting philosophy accepting only risks that are appropriately priced, while declining risks that it believes are under priced for the level of coverage provided.  Due to several catastrophic events and elevated reinsurance costs, NLASCO exited underwriting wind coverage along the Texas seacoast in March 2011.

Direct premiums written by major product line for the six months ended June 30, 2011 and 2010, are presented in the table below (in thousands):

	Six Months Ended June 30,
	2011	2010	Change	% Change
Direct Premiums Written:
Homeowners	$35,769	$31,534	$4,235	13.4%
Fire	26,203	23,927	2,276	9.5%
Mobile Home	13,844	11,857	1,987	16.8%
Commercial	4,341	3,640	701	19.3%
Other	154	160	(6)	-3.8%
	$80,311	$71,118	$9,193	12.9%

Total direct premiums written increased for the six months ended June 30, 2011, for all insurance products, except for other, due to expanded distribution of additional insurance products and new agency relationships.  New homeowners insurance products generated $4.0 million in direct written premiums for the six months ended June 30, 2011.  Direct premiums written in Oklahoma, Georgia and Tennessee increased $2.9 million in the six months ended June 30, 2011, as compared to the same period in 2010.

Net premiums written by major product line for the six months ended June 30, 2011 and 2010, are presented in the table below (in thousands):

	Six Months Ended June 30,
	2011	2010	Change	% Change
Net Premiums Written
Homeowners	$32,435	$26,686	$5,749	21.5%
Fire	23,760	22,094	1,666	7.5%
Mobile Home	12,554	10,949	1,605	14.7%
Commercial	3,936	3,361	575	17.1%
Other	139	147	(8)	-5.4%
	$72,824	$63,237	$9,587	15.2%

Total net premiums written increased for the six months ended June 30, 2011 for all insurance products except other, due to the result of higher direct written premiums and a decrease in reinsurance costs of $0.3 million.

Net premiums earned by major product line for the six months ended June 30, 2011 and 2010, are presented in the table below (in thousands):

	Six Months Ended June 30,
	2011	2010	Change	% Change
Net Premiums Earned:
Homeowners	$28,283	$24,235	$4,048	16.7%
Fire	20,718	20,066	652	3.2%
Mobile Home	10,946	9,944	1,002	10.1%
Commercial	3,432	3,053	379	12.4%
Other	121	134	(13)	-9.7%
	$63,500	$57,432	$6,068	10.6%

Net premiums earned for the six months ended June 30, 2011 were up $6.1 million, as compared to the same period of 2010, which is a result of higher direct written premiums of $9.2 million and a decrease in reinsurance costs of $0.3 million.  Direct premiums written have increased over the last four quarters and are $14.4 million higher for the twelve months ended June 30, 2011 as compared to June 30, 2010.  The consistent growth in direct premiums written should generate increases in premiums earned in future periods.

Loss and Loss Adjustment Expenses.  Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers.  Loss and LAE for the six months ended June 30, 2011 was $57.1 million, as compared to $35.8 million for the same period in 2010.  The increase is a result of wind and hail storms that occurred in 2011 in Texas, in which five storms had incurred losses of $14.6 million, and $7.1 million from fifteen days of widely dispersed, exceptional weather related losses.

The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned.  The loss and LAE ratio for the six months ended June 30, 2011 and 2010 was 89.9% and 62.4%, respectively.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Six Months Ended June 30,
	2011	2010	Change	% Change
Amortization of deferred policy acquisition costs	$16,669	$15,120	$1,549	10.2%
Other underwriting expenses	6,913	7,560	(647)	-8.6%
Total policy acquisition and other underwriting expenses	23,582	22,680	902	4.0%
Agency expenses	(886)	(1,080)	194	-18.0%
Total policy acquisition and other underwriting expenses less agency expenses	$22,696	$21,600	$1,096	5.1%
Net premiums earned	$63,500	$57,432	$6,068	10.6%
Underwriting expense ratio	35.7%	37.6%	-1.9%

Total policy acquisition and other underwriting expenses are up $0.9 million due to the increase in amortization of deferred policy acquisition costs of $1.5 million, offset by a decrease in other underwriting expenses of $0.6 million.  Increased amortization of deferred policy acquisition costs is a result of higher direct written premiums. Other underwriting expenses decreased due to the reduction of bonus and contingent commission accruals in the six months ended June 30, 2011 of $0.7 million.

General and Administrative Expense.  General and administrative expense for the six months ended June 30, 2011 was $3.5 million, as compared to $3.9 million for the six months ended June 30, 2011, a decrease of $0.4 million, or 10.3%.  This decrease was due to a decrease in professional services of $0.5 million, offset by an increase in salaries and benefits of $0.1 million.  The decrease in professional services was due to decreases in acquisition costs at the holding company of $0.4 million and director’s fees of $0.1 million.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was $0.9 million.

Interest Expense.  Interest expense for the six months ended June 30, 2011 and 2010 was $4.4 million.

Income Taxes.  The Company had a $6.4 million income tax benefit for the six months ended June 30, 2011, compared to a $1.1 million benefit for the same period in 2010.  The increase in income tax benefit of $5.3 million for the three months ended June 30, 2011, compared to the same period in 2010, is due to an increase in operating loss of $15.0 million, as the effective tax rate remained substantially unchanged.

Preferred Stock Dividend.  On March 17, 2010, the HTH board of directors declared a quarterly cash dividend of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2010, amounting to $2.6 million.  On July 8, 2010, the HTH board of directors declared quarterly a cash dividend of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable July 30, 2010, amounting to $2.6 million.  For the six months ended June 30, 2010, the dividend declared was $1.03125 per share, or $5.2 million.  The Series A Preferred Stock was redeemed on September 6, 2010.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was $11.8 million for the six months ended June 30, 2011, as compared to net loss of $7.3 million for the six months ended June 30, 2010.  The principal reasons for the loss in the second quarter of 2011 are incurred losses on wind and hail storms that occurred in Texas and widely dispersed, exceptional weather related losses, which had incurred losses of $14.6 million and $7.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $947 million at June 30, 2011.  At June 30, 2011, the Company had invested approximately $639 million in cash and cash equivalents, consisting of approximately $599 million owned by the parent company and $40 million owned by NLASCO and its subsidiaries.  These deposits are in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company does not believe that it is exposed to any significant credit risk on cash based on the size and financial strength of the financial institutions in which the funds are held.

Hilltop is seeking to make opportunistic acquisitions or effect business combinations with its available cash and, if necessary or appropriate, from additional equity or debt financing sources.

At June 30, 2011, we had approximately $639.1 million of cash and cash equivalents and $159.2 million of investments, as compared to $649.4 million of cash and cash equivalents and $149.0 million of investments as of December 31, 2010.

As of June 30, 2011, our short-term liquidity needs included funds to pay our insurance claims and funds to service our debt.

Restrictions on Dividends and Distributions

Aside from investment income on Hilltop’s invested assets and available cash, as a holding company, Hilltop relies on dividends and other permitted distributions from its subsidiaries.  The payment of dividends from Hilltop’s insurance subsidiaries, NLIC and ASIC, are subject to significant limitations under debt agreements.

Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only.  Furthermore, without the prior approval of the Commissioner of the Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company’s surplus, as shown by its last annual statement on file with the Commissioner, and 100% of net income for such period.  At June 30, 2011, the maximum additional dividends that may be paid to NLASCO in 2011 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders.  At June 30, 2011, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or “RBC”, requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk.  The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action.  At June 30, 2011, the Company’s insurance subsidiaries’ RBC ratios exceeded the level at which regulatory action would be required.

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

Our primary investment objective is to preserve capital.  Our strategy is to purchase securities in sectors that represent the most attractive relative value.  Bonds, cash and short-term investments constitute $789.3 million, or 98.9%, of our investments at June 30, 2011.  Although there is no intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

Cash provided by operations was $0.1 million for the six months ended June 30, 2011, primarily due to a net loss of $11.8 million, increases in deferred income taxes of $6.3 million, $2.4 million increase in deferred acquisition costs, $0.3 million decrease in payable to related party, and $3.1 million increase in premium and agents balances, offset by an increase in depreciation and amortization of $0.9 million, unearned premiums increase of $9.3 million, decrease in reinsurance recoverables of $3.7 million, increase in loss and loss adjustment expense reserves of $9.7 million and changes in operating assets and liabilities of $0.2 million.  Cash provided by operations was $0.8 million for the six months ended June 30, 2010, primarily due to increases in unearned premiums of $5.6 million, deferred income taxes of $1.3 million, depreciation and amortization of $0.9 million, decrease in income taxes payable of $0.2 million, an increase in loss and loss adjustment expense reserves of $3.0 million and an increase of $1.4 million in operating assets and liabilities, which were offset by an increase in deferred acquisition costs of $1.5 million, decreases in the payable to related party of $3.8 million, increase in premium and agents balances of $2.5 million, increase in reinsurance recoverables of $1.9 million and net loss of $2.1 million.

Cash used in investing activities was $10.4 million in the six months ended June 30, 2011 primarily due to purchases of available-for-sale securities of $16.3 million, which was offset by proceeds from sales of available-for-sale securities of $2.4 million and proceeds from maturities of available-for-sale securities of $3.8 million.  Cash used in investing activities was $6.1 million in the six months ended June 30, 2010 primarily due to the purchase of available-for-sale securities of $25.3 million, which was offset by proceeds from sales of available-for-sale securities of $14.6 million and proceeds from maturities of available-for-sale securities of $4.7 million.

Cash used in financing activities was $5.2 million for the six months ended June 30, 2010, for payment of the preferred dividends.

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

Inflation

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2011 and 2010.  Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves
(in thousands)

2011	$22,025
2012	24,153
2013	11,047
2014	7,205
2015	3,637
Thereafter	549
$68,616

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.  As of June 30, 2011, we had no derivative financial instruments.

As of June 30, 2011, our total debt outstanding was approximately $138.4 million, comprised of approximately $90.9 million, or 65.7%, of indebtedness subject to fixed interest rates and approximately $47.5 million, or 34.3% of our total consolidated debt, subject to variable interest rates.

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

The fair value of debt outstanding as of June 30, 2011 was approximately $137.3 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of June 30, 2011 (in thousands).

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

Date: August 5, 2011

By:	/s/ DARREN PARMENTER
Darren Parmenter
Senior Vice President and Chief Accounting Officer
(Principal financial and accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of Hilltop Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer of Hilltop Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document