Form 10-Q
period 2011-09-30
Hilltop Holdings Inc.
filed 2011-11-04
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the Registrant’s common stock outstanding at November 3, 2011 was 56,500,828.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $141,793 and $115,344 , respectively)	$151,241	$123,162
Held-to-maturity securities, at amortized cost (fair value of $0 and $18,059 respectively)	—	17,035
Equity securities
Available for sale securities, at fair value (cost of $10,683 and $8,478, respectively)	10,127	8,768
Other investments
Notes receivable, at fair value (amortized cost of $38,334)	39,113	—
Warrants, at fair value (cost of $12,068)	12,154	—
Total investments	212,635	148,965

Cash and cash equivalents	584,117	649,439
Accrued interest and dividends	2,228	1,519
Premiums receivable	25,510	22,490
Deferred acquisition costs	19,847	17,237
Reinsurance recoverable, net of uncollectible amounts	29,937	45,655
Prepaid reinsurance premiums	5,209	4,898
Income taxes receivable	77	—
Deferred income taxes	15,210	9,115
Goodwill	23,988	23,988
Intangible assets, definite life	6,453	7,599
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	2,154	2,021
Loan origination costs, net	2,723	2,871
Other assets	913	844
Total Assets	$934,001	$939,641

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and loss adjustment expenses	$55,123	$58,882
Unearned premiums	83,269	72,814
Reinsurance payable	4,514	5,666
Accounts payable and accrued expenses	7,211	8,600
Income taxes payable	—	78
Notes payable	138,350	138,350
Other liabilities	2,931	2,196
Total liabilities	291,398	286,586

Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 56,499,204 and 56,495,410 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	565	565
Additional paid-in capital	918,097	918,046
Accumulated other comprehensive income	6,342	5,270
Accumulated deficit	(282,401)	(270,826)
Total stockholders’ equity	642,603	653,055
Total liabilities and stockholders’ equity	$934,001	$939,641

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Net premiums earned	$34,943	$30,116	$98,443	$87,548
Net investment income	3,111	2,040	7,421	5,530
Other income	1,757	1,636	5,105	5,181
Net realized gains (losses) on investments
Other-than-temporary impairments on fixed maturity securities	—	—	—	(65)
Other realized investment gains, net	812	86	843	209
Total realized investment gains, net	812	86	843	144
Total revenue	40,623	33,878	111,812	98,403
Expenses:
Loss and loss adjustment expenses	23,794	17,769	80,899	53,603
Policy acquisition and other underwriting expenses	11,441	10,733	35,023	33,413
General and administrative expenses	3,783	1,749	7,268	5,642
Depreciation and amortization	429	436	1,287	1,349
Interest expense	2,241	2,306	6,662	6,742
Total expenses	41,688	32,993	131,139	100,749

(Loss) Income before income tax benefit (expense)	(1,065)	885	(19,327)	(2,346)
Income tax benefit (expense)	1,313	(321)	7,752	772

Net income (loss)	248	564	(11,575)	(1,574)
Preferred stock dividend	—	(1,891)	—	(7,047)
Loss on redemption of preferred stock	—	(5,892)	—	(5,892)
Net income (loss) attributable to common stockholders	$248	$(7,219)	$(11,575)	$(14,513)

Income (Loss) per share attributable to common stockholders
Basic income (loss) per share	$0.00	$(0.13)	$(0.20)	$(0.26)
Diluted income (loss) per share	$0.00	$(0.13)	$(0.20)	$(0.26)

Weighted average share information
Basic shares outstanding	56,499	56,494	56,498	56,491
Diluted shares outstanding	56,499	56,494	56,498	56,491

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2011	56,495	$565	$918,046	$5,270	$(270,826)	$653,055
Net loss					(11,575)	(11,575)
Other comprehensive gain, net of tax $577				1,072		1,072
Total comprehensive loss						(10,503)
Common stock issued to board members	4		36			36
Stock compensation expense			15			15

Balance, September 30, 2011	56,499	$565	$918,097	$6,342	$(282,401)	$642,603

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(11,575)	$(1,574)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease (increase) in reinsurance recoverables	15,718	(18,045)
Increase in unearned premiums	10,455	6,847
Depreciation and amortization	1,287	1,349
Amortization of loan origination costs	148	148
Stock grant compensation expense	51	130
(Increase) decrease in deferred income taxes	(6,672)	1,200
Increase in premium and agents balances	(3,020)	(2,509)
(Decrease) increase in loss and loss adjustment expense reserves	(3,759)	17,834
Changes in operating assets and liabilities	(2,737)	(80)
Increase in deferred acquisition costs	(2,610)	(1,851)
Realized gains on investments	(843)	(144)
Decrease in payable to related party	(263)	(3,473)
(Decrease) increase in income taxes payable	(155)	2,691
Net cash (used in) provided by operating activities	$(3,975)	$2,523

Cash flow from investing activities:
Purchases of available-for-sale securities	(25,453)	(39,028)
Purchase of other investments	(50,000)	—
Purchases of held-to-maturity securities	—	(1,606)
Proceeds from sales of available-for-sale securities	3,241	15,697
Proceeds from maturities of available-for-sale securities	3,803	6,570
Proceeds from sales of held-to-maturity securities	7,336	—
Proceeds from maturities of held-to-maturity securities	—	3,150
Purchases of fixed assets	(274)	(202)
Net cash used in investing activities	$(61,347)	$(15,419)

Cash flow from financing activities:
Payment of preferred dividends	—	(8,766)
Redemption of preferred stock	—	(125,000)
Net cash used in financing activities	—	(133,766)
Net decrease in cash and cash equivalents	(65,322)	(146,662)
Cash and cash equivalents, beginning of period	649,439	790,013
Cash and cash equivalents, end of period	$584,117	$643,351

Supplemental cash flow information:
Cash paid for interest	$8,327	$8,303

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(unaudited)

1.              Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Hilltop Holdings Inc. is a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination.  In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis.  On July 29, 2011, we made a $50 million investment in SWS Group, Inc. See further discussion of the investment in footnote 2.

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

In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended September 30, 2011 may not be indicative of the results that may be expected for the year ended December 31, 2011. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In September 2011, the FASB issued ASU 2011-08 to simplify how entities test for goodwill impairment.  The amendments in this update allow an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We adopted this guidance effective for the period ending September 30, 2011, and the adoption did not have a material impact on the Company’s financial statements.

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

2.             Investments

The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2011 and December 31, 2010 were as follows (in thousands).

	September 30, 2011
	Cost	Gross	Gross
	and	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Fixed maturities:
Government securities	$29,888	$1,534	$(30)	$31,392
Residential mortgage-backed securities	12,451	1,040	—	13,491
Commercial mortgage-backed securities	2,308	37	(63)	2,282
Corporate debt securities	97,146	7,171	(241)	104,076
	141,793	9,782	(334)	151,241

Equity securities	10,683	16	(572)	10,127
	152,476	9,798	(906)	161,368

Other Investments:
Note receivable	38,334	779	—	39,113
Warrants	12,068	86	—	12,154
	50,402	865	—	51,267
	$202,878	$10,663	$(906)	$212,635

Other investments include a senior unsecured loan to SWS Group, Inc, or SWS, in a principal amount of $50.0 million pursuant to a credit agreement, which loan bears interest of 8.0% per annum, is prepayable by SWS subject to certain conditions after three years, and has a maturity of five years.  SWS issued us a warrant to purchase 8,695,652 shares of SWS common stock, $0.10 par value per share, exercisable at a price of $5.75 per share subject to anti-dilution adjustments.  If the warrant was fully exercised, we would own 17.4% of SWS. The fair value of other investments includes the fair value of the note receivable and warrant as of September 30, 2011.

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

In the three months ended September 30, 2011, NLASCO sold portions of three held-to-maturity securities and reclassed the remaining held- to-maturity securities to available-for-sale.  The sales resulted in a realized gain of $0.8 million and the subsequent reclass resulted in an other comprehensive income benefit of $0.4 million.  The circumstances that led to the sale of the securities were the high realizable investment gains.  Management believes this is an isolated, nonrecurring and unusual circumstance and did not taint the remaining held-to-maturity securities or would further taint the purchase of additional held-to-maturity securities.  Management decided to reclassify the remaining held-to-maturity investments as available-for-sale as management does not currently desire to utilize the held-to-maturity classification.

The following tables summarize the length of time securities with unrealized losses at September 30, 2011 and December 31, 2010 have been in an unrealized loss position (in thousands).

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
Fixed maturities:
Government securities	$7,216	$(30)	$—	$—	$7,216	$(30)
Commercial mortgage-backed securities	434	(63)	—	—	434	(63)
Corporate debt securities	9,546	(241)	—	—	9,546	(241)
	17,196	(334)	—	—	17,196	(334)

Equity securities	9,922	(572)	—	—	9,922	(572)
	$27,118	$(906)	$—	$—	$27,118	$(906)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
Fixed maturities:
Corporate debt securities	$4,976	$(40)	$—	$—	$4,976	$(40)
	4,976	(40)	—	—	4,976	(40)

Equity securities	56	—	—	—	56	—
	$5,032	$(40)	$—	$—	$5,032	$(40)

For the three and nine months ended September 30, 2011, the Company did not record any other-than-temporary impairments.  While all of the investments are monitored for potential other-than-temporary impairment, our analysis and experience indicate that these investments generally do not present a great risk of other-than-temporary impairment, as fair value should recover over time.  Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee.  While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities.  The Company does not intend nor is it likely that the Company will be required to sell these securities before the recovery of the cost basis; and, therefore, we do not believe any other-than-temporary impairments exist as of September 30, 2011.

Gross realized investment gains and losses for the three and nine months ended September 30, 2011 and 2010 are summarized as follows (in thousands).

	Three Months Ended September 30,
	2011			2010
	Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total

Fixed maturities	$813	$(1)	$812	$87	$(1)	$86
	$813	$(1)	$812	$87	$(1)	$86

	Nine Months Ended September 30,
	2011			2010
	Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total

Fixed maturities	$845	$(2)	$843	$245	$(101)	$144
	$845	$(2)	$843	$245	$(101)	$144

Sales of held-to-maturity securities and other-than-temporary impairment of available-for-sale investment securities resulted in the following during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds	$8,185	$1,061	$10,577	$15,697
Gross gains	$813	$87	$845	$245
Gross losses	$(1)	$(1)	$(2)	$(101)

During the three months ended September 30, 2011, NLASCO sold portions of three different held-to-maturity securities and realized gains of $0.8 million.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  The schedule of fixed maturities of available-for-sale and held-to-maturity securities at September 30, 2011 and December 31, 2010 by contractual maturity are as follows (in thousands).

	September 30, 2011
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$15,053	$15,427
Due after one year through five years	74,766	78,443
Due six years through ten years	39,115	43,592
Due after ten years	914	820
Mortgage-backed securities	11,945	12,959
	$141,793	$151,241

Other investments:
Due after one year through five years	50,402	51,267
	$50,402	$51,267

	December 31, 2010
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$8,228	$8,420
Due after one year through five years	58,959	62,339
Due six years through ten years	33,098	36,168
Mortgage-backed securities	15,059	16,235
	$115,344	$123,162

Held-to-maturity debt securities:
Due within one year	$201	$204
Due after one year through five years	12,171	12,749
Due six years through ten years	4,663	5,106
	$17,035	$18,059

Net investment income for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Cash equivalents	$1,103	$520	$583	$2,322	$1,164	$1,158
Fixed maturities	1,962	1,587	375	4,985	4,671	314
Equity securities	168	56	112	499	61	438
	3,233	2,163	1,070	7,806	5,896	1,910

Investment expense	(122)	(123)	1	(385)	(366)	(19)

Net investment income	$3,111	$2,040	$1,071	$7,421	$5,530	$1,891

At September 30, 2011, the Company had on deposit in custody for various State Insurance Departments investments with carrying values totaling $8.1 million.

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

•                 Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.  Based on management’s understanding of the methodologies used by our pricing service, all applicable investments have been valued in accordance with GAAP valuation principles.

•                 Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

If the markets were to decline, there can be no assurance that we will not experience losses on our investments and reductions to earnings.

The following tables present the hierarchy used by the Company by asset type to determine their value at September 30, 2011 and December 31, 2010 (in thousands).

	As of September 30, 2011
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$584,117	$584,117	$—	$—
Fixed maturities
Government securities	31,392		31,392
Residential mortgage-backed securities	13,491		13,491
Commercial mortgage-backed securities	2,282		2,282
Corporate debt securities	104,076		104,076
Equity securities
Common stock	9,897	9,897
Non-redeemable preferred stock	230	230
Other investments
Note receivable	39,113			39,113
Warrants	12,154			12,154
Total	$796,752	$594,244	$151,241	$51,267

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$649,439	$649,439	$—	$—
Fixed maturities
Government securities	16,001		16,001
Residential mortgage-backed securities	13,641		13,641
Commercial mortgage-backed securities	2,594		2,594
Corporate debt securities	90,926		90,926
Equity securities
Common stock	8,516	8,516
Non-redeemable preferred stock	252	252
Total	$781,369	$658,207	$123,162	$—

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

The following table includes a roll forward of the amounts at September 30, 2011 and 2010 for financial instruments classified within Level 3 (in thousands).  The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Nine Months Ended September 30,
	2011	2010

Balance at January 1,	$—	$115

Purchases	50,000	—
Sales	—	—
Realized losses	—	(65)
Change in unrealized gains	1,267	3
Balance at September 30,	$51,267	$53

All net unrealized losses in the table above are reflected in the accompanying financial statements.  The Company had no transfers between Levels 1 and 2 for the nine months ended September 30, 2011.  As discussed in Note 2, in July 2011, Hilltop Holdings Inc. made a $50 million term loan to SWS Group, Inc, and, in connection with that loan SWS Group, Inc issued a warrant to purchase its common stock to the Company, each of which is classified as a Level 3 investment.

The following tables present the carrying value and fair value of assets and liabilities where they differ in value at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Carrying	Fair
	Value	Value
Financial assets

Financial liabilities
Notes payable	$138,350	$135,386

	December 31, 2010
	Carrying	Fair
	Value	Value
Financial assets

Held to maturity fixed maturities	$17,035	$18,059
Financial liabilities
Notes payable	$138,350	$136,659

4.              Reserve for Unpaid Losses and Loss Adjustment Expenses

A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2011 and 2010 is as follows (in thousands).

	Nine Months Ended September 30,
	2011	2010

Balance at January 1,	$58,882	$33,780
Less reinsurance recoverables	(43,773)	(21,102)
Net balance at January 1,	15,109	12,678

Incurred related to:
Current Year	80,933	51,733
Prior Year	(34)	1,870
Total incurred	80,899	53,603

Payments related to:
Current Year	(61,823)	(43,559)
Prior Year	(7,735)	(8,363)
Total payments	(69,558)	(51,922)

Net balance at September 30,	26,450	14,359
Plus reinsurance recoverables	28,673	37,255
Balance at September 30,	$55,123	$51,614

The increase in reserves for the nine months ended September 30, 2011, as compared to the same period in 2010, is due to increased frequency and severity of fire losses and wind and hail losses, as well as the effects of five storms that occurred in Texas in April and May 2011.   Incurred amounts related to prior years indicate that we were slightly redundant in incurred but not reported as of December 31, 2010, resulting in a slight benefit in the nine months ending September 30, 2011.  This is due to favorable development on our homeowners and fire products for the 2008 and 2009 accident years, offset by unfavorable development for the 2010 accident year.  For the nine months ended September 30, 2011 and 2010, the reserve for losses and loss adjustment expenses includes amounts related to losses incurred prior to the purchase of NLASCO, our wholly-owned property and casualty insurance holding company.  All losses and payments related to events that occurred prior to the purchase of NLASCO were the responsibility of the sellers.  In March 2011, we made a final settlement with the sellers and going forward all losses are now the responsibility of the Company.

5.    Reinsurance Activity

NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and loss adjustment expenses, or LAE, and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies.  Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets.  Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2011, we had reinsurance recoverables with no allowance of approximately $30 million.

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

The effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$38,826	$37,783	$35,430	$34,272	$119,137	$108,939	$106,548	$99,898
Reinsurance assumed	1,420	1,313	1,318	1,265	4,091	3,834	3,923	3,725
Reinsurance ceded	(4,484)	(4,153)	(6,036)	(5,421)	(14,642)	(14,330)	(16,522)	(16,075)
Net premiums	$35,762	$34,943	$30,712	$30,116	$108,586	$98,443	$93,949	$87,548

The effect of reinsurance on incurred losses was as follows for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Loss and loss adjustment expense (LAE) incurred	$16,568	$41,318	$77,718	$82,308
Reinsurance recoverables	7,226	(23,549)	3,181	(28,705)
Net loss and LAE incurred	$23,794	$17,769	$80,899	$53,603

Reserves related to Hurricane Ike and Hurricane Dolly decreased $7.0 million and $0.2 million, respectively in the three months ended September 30, 2011 and $8.0 million and $0.8 million, respectively, for the nine months ended September 30, 2011. The reserve reductions created a negative reinsurance recoverable.

Multi-line excess of loss coverage

For all lines of business, retention on any one risk for 2011 is $200,000.

Catastrophic coverage

NLASCO has five layers of catastrophic excess of loss reinsurance providing coverage up to $170 million above $1.0 million in retention for ASIC and $8.0 million in retention for NLIC.   The reinsurance from $8 million to $50 million loss is comprised of two layers of protection: $17 million in excess of $8 million loss; $25 million in excess of $25 million loss. The third layer provides coverage for $50 million in excess of $50 million loss; the fourth layer provides coverage of $50 million in excess of $100 million loss and the fifth layer provides coverage of $20 million in excess of $150 million loss. The fifth layer is not fully subscribed, with participants accounting for 79% of the total layer. Accordingly, NLASCO retains 21% of the losses in the fifth layer.  NLIC and ASIC do not retain participation in any of the other layers, beyond the first $8 million and $1 million retention, respectively.

6.   Income Taxes

The significant components of the provision for income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Current tax benefit (expense)	$959	$(421)	$966	$601
Deferred tax benefit (expense)	354	100	6,786	171
Income tax benefit (expense)	$1,313	$(321)	$7,752	$772

The increase in income tax benefit for the nine months ended September 30, 2011, is a direct result of the decrease in income from operations of NLASCO.  The Company had a $1.0 million income tax benefit in three months ended September 30, 2011 due to a reversal in its allowance for uncertain tax position.   The change in the recognized tax benefit is a result of the statute of limitations expiring on certain open state tax returns.  The Company has no uncertain tax positions at September 30, 2011.

At September 30, 2010, the Company had net operating loss carryforwards of $45.5 million expiring as follows: $18.0 million in 2023, $20.6 million in 2024 and $6.9 million in 2025.

The Company has a net deferred tax asset of $15.2 million and $9.1 million at September 30, 2011 and December 31, 2010, respectively.  The Company had no valuation allowance on the deferred tax assets as of September 30, 2011 and December 31, 2010.  As management anticipates that the Company will have three years with cumulative losses as of December 31, 2011, the Company performed an analysis to determine if it would realize the deferred tax asset.  Valuation allowances on deferred tax assets are established, if necessary, to reduce deferred tax assets to an amount expected to be recognized.  In accordance with ASC 740-10-30-23, the Company considered all negative and positive evidence available including our cumulative pre-tax loss position since the quarter ending December 31, 2008, less any abnormal occurrences during that period, as well as future taxable income and reversals of existing taxable temporary differences.  We expect to realize our current deferred tax assets through core earnings, reversal of timing differences, and to the extent necessary, through the implementation of certain tax planning strategies surrounding the Company’s cash holdings.  Therefore, the Company concluded there was sufficient positive evidence to outweigh the negative evidence of the prior year cumulative losses.

As of September 30, 2011, the Company is under no Federal or state income tax audits.

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

Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

National Lloyds Insurance Company
Capital and surplus	$87,428	$90,513	$87,428	$90,513
Statutory net income (loss)	$1,679	$1,764	$(6,867)	$3,577
American Summit Insurance Company
Capital and surplus	$23,927	$25,313	$23,927	$25,313
Statutory net income (loss)	$332	$988	$(1,223)	$789

8.              Capital and Dividend Restrictions

The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO’s wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO’s surplus, as shown by its last statement on file with the Commissioner, and 100% of net income for such period. At September 30, 2011, the maximum additional dividends that may be paid to NLASCO in 2011 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2011 the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the NAIC has adopted the risk based calculation (“RBC”) formula (“RBC ratio”) for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2011, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

9.              Equity and Loss per share

The following reflects the calculation of loss per share on a basic and diluted basis for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss per share available to common stockholders:
Income (loss) from operations	$248	$564	$(11,575)	$(1,574)
Preferred stock dividends	—	(1,891)	—	(7,047)
Redemption of preferred stock	—	(5,892)	—	(5,892)
Income (Loss) available to common stockholders	$248	$(7,219)	$(11,575)	$(14,513)

Basic income (loss) per share from operations	$0.00	$(0.13)	$(0.20)	$(0.26)
Diluted income (loss) per share from operations	$0.00	$(0.13)	$(0.20)	$(0.26)

Weighted average share information:
Basic shares outstanding	56,499	56,494	56,498	56,491
Diluted shares outstanding	56,499	56,494	56,498	56,491

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Senior exchangeable Notes	6,718	6,718	6,718	6,718
Stock options	100	100	100	100
Total	6,818	6,818	6,818	6,818

On July 8, 2010, the board of directors declared a quarterly cash dividend of $0.515625 per share on the Company’s Series A Cumulative Redeemable Preferred Stock. The dividend was paid on July 30, 2010, to shareholders of record on July 15, 2010.  On September 6, 2010, the Company redeemed all of its Series A Preferred Stock.

10.    Related Party Transactions

As part of the NLASCO acquisition, there was a settlement of the reserves and loss and loss adjustment expenses based on the runoff of the actual NLASCO loss reserves that were in existence and recorded on the NLASCO books and records as of the transaction closing date, January 31, 2007.  All losses and payments related to events that occurred prior to the purchase of NLASCO were the responsibility of the sellers.  A preliminary settlement occurred in February 2010 and the Company paid Mr. Robinson $2.9 million, net of taxes.  The final settlement occurred in March 2011 and Mr. Robinson was paid $0.3 million, net of taxes. All losses are the responsibility of the Company.

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

12.    Subsequent Events

On November 2, 2011, our Board of Directors approved a share repurchase plan that authorizes us to purchase up to $100 million of our outstanding shares of common stock.  This repurchase plan permits the purchase of shares of common stock from time to time in open market purchases in accordance with Rule 10b-18 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 or pursuant to privately negotiated transactions. This share repurchase plan will expire on November 1, 2012.

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

GENERAL STRUCTURE OF THE COMPANY

We are a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination.  In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis.  At September 30, 2011, Hilltop Holdings Inc. had approximately $542 million of available cash and cash equivalents that could be used for this purpose.  On July 29, 2011, we made a $50 million investment in SWS Group, Inc.  No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

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

OVERVIEW OF RESULTS

For the nine months ended September 30, 2011, net loss attributable to common stockholders was $11.6 million, or $0.20 per share, as compared to a net loss of $14.5 million, or $0.26 per share, for the same period in 2010.  Net loss attributable to common stockholders decreased by $3.0 million, primarily due to an increase of $10.9 million in net premiums earned, $7.0 million in income tax benefit and the redemption of the Series A Preferred Stock on September 6, 2010, resulting in a reduction of preferred stock dividends of $7.0 million and a loss on redemption of preferred stock of $5.9 million and increases in net investment income of $1.9 million. These benefits were offset by increases in loss and loss adjustment expense of $27.3 million and in policy acquisition and other underwriting expenses of $1.6 million. The dramatic increase in loss and loss adjustment expenses related primarily to severe weather in Texas, in which five storms in April and May 2011 created $18.3 million in incurred losses, as well as increased frequency and severity in fire and wind and hail losses.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Revenue.  Revenue for the three months ended September 30, 2011 was $40.6 million, as compared to $33.9 million for the same period in 2010.  Net premiums earned were $34.9 million for the three months ended September 30, 2011, as compared to $30.1 million for 2010.  The higher volume of earned premiums of $4.8 million was largely from our marketing efforts and new homewoners insurance products, as well as a decrease in the cost of catastrophic reinsurance of $1.3 million.  Net investment income was $3.1 million for the three months ended September 2011, as compared to $2.0 million for the same period in 2010, primarily due to $1.1 million in earnings from the loan transaction with SWS Group, Inc. and higher yields on cash and investment balances in 2011.  Net realized gains on investments were $0.8 million in the three months ended September 30, 2011, as compared to $0.1 million for the same period in 2010, primarily due to the sale of held-to-maturity securities in September 2011.  Other income was $1.8 million for the three months ended September 30, 2011, as compared to $1.6 million for the same period in 2010.

Underwriting Results.  The following table shows the components of the Company’s underwriting (loss) gain  for the three months ended September 30, 2011 and 2010.  The Company’s underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses.  The underwriting results are discussed below (in thousands).

	Three Months Ended September 30,
	2011	2010	Change	% Change
Direct premiums written	$38,826	$35,430	$3,396	9.6%
Net premiums written	$35,762	$30,712	$5,050	16.4%

Net premiums earned	$34,943	$30,116	$4,827	16.0%
Loss and LAE	23,794	17,769	6,025	33.9%
Policy acquisition and other underwriting expenses	11,441	10,733	708	6.6%
Underwriting (loss) gain	$(292)	$1,614	$(1,906)	-118.1%

Agency expenses	$(445)	$(473)	$28	-5.9%
Loss and LAE ratio	68.1%	59.0%	9.1%
Policy acquisition and other underwriting expense less agency expense ratio	31.5%	34.1%	-2.6%
Combined ratio	99.6%	93.1%	6.5%

The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period.  The underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period.  Combined ratio gives you the sum of both ratios.

In the three months ended September 30, 2011, drought and extreme heat in Texas and the Southeast contributed to increased fire losses from wild fires and electrical issues.  Incurred fire losses, on a case basis, totaled $8.4 million in the three months ended September 30, 2011, as compared to $5.7 million for the same period in 2010.  NLASCO also continues to experience late reporting of claims, which has caused development of losses.  The storms occurring in April and May of 2011 developed by $3.6 million during the three months ended September 30, 2011.  Additionally, the fifteen days of widely dispersed, exceptional weather related losses experience in the three months ended June 30, 2011 developed by an additional $0.9 million in the three months ended September 30, 2011.  The development of these second quarter 2011 events added 12.9% to NLASCO’s loss and LAE ratio in the current quarter.   Our combined ratio for the three months ended September 30, 2011 is 99.6%, as compared to 93.1% for the same period in 2010.  Offsetting the increase in incurred losses was a 16.0% increase in net premiums earned for the three months ended September 30, 2011, as compared to the same period in 2010.

The Company seeks to consistently generate underwriting profitability.  Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios.  The non-catastrophic loss ratio excludes Property Claims Services (PCS) events that exceed $1.0 million of losses to NLASCO.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the three months ended September 30, 2011, catastrophic events that did not exceed our reinsurance retention accounted for $3.6 million of the total loss and loss adjustment expense, as compared to $1.0 million for the same period in 2010.  Excluding catastrophic events, our combined ratios for the three months ended September 30, 2011 and 2010 would have been 89.3% and 89.0%, respectively.

For the three months ended September 30, 2011 and 2010, the Company had redundancy in losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly, of $7.0 million and $0.2 million, respectively.  For the three months ended September 30, 2011, the Company incurred losses of $0.2 million related to a catastrophic wind and hail storm in Arizona that occurred in October of 2010.  The total incurred benefit from these three storms was $7.0 million for the three months ended September 30, 2011, compared to $17.7 million in incurred losses for the same period in 2010.  The redundancy in losses in the three months ended September 30, 2011 relate primarily to the reduction of Hurricane Ike reserves of $7.0 million in September 2011. These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable from reinsurers.  The primary financial effect is the net change in reinstatement premium payable to the affected reinsurers.  For the three months ended September 30, 2011, the Company incurred a reduction to reinstatement premiums of $0.3 million, as compared to an incurred expense of $0.6 million for the same period in 2010.

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

Direct premiums written by major product line for the three months ended September 30, 2011 and 2010, are presented in the table below (in thousands):

	Three Months Ended September 30,
	2011	2010	Change	% Change
Direct Premiums Written:
Homeowners	$18,204	$16,943	$1,261	7.4%
Fire	12,400	11,359	1,041	9.2%
Mobile Home	6,110	5,082	1,028	20.2%
Commercial	1,973	1,896	77	4.1%
Other	139	150	(11)	-7.3%
	$38,826	$35,430	$3,396	9.6%

Total direct premiums written increased for the three months ended September 30, 2011 for all insurance products, except other, due to expanded distribution of additional insurance products and growth on existing insurance products.  New homeowners insurance products generated $1.9 million in direct premiums written for the three months ended September 30, 2011.  Direct premiums written in Texas, Oklahoma, Georgia and Tennessee increased a combined total of $1.4 million on existing products in the three months ended September 30, 2011, as compared to the same period in 2010.

Net premiums written by major product line for the three months ended September 30, 2011 and 2010, are presented in the table below (in thousands):

	Three Months Ended September 30,
	2011	2010	Change	% Change
Net Premiums Written
Homeowners	$16,758	$13,700	$3,058	22.3%
Fire	11,425	10,454	971	9.3%
Mobile Home	5,633	4,676	957	20.5%
Commercial	1,819	1,744	75	4.3%
Other	127	138	(11)	-8.0%
	$35,762	$30,712	$5,050	16.4%

Total net premiums written increased $5.1 million for the three months ended September 30, 2011, for all insurance products, except other, due to higher volume of direct written premiums and a decrease in catastrophic reinsurance costs of $1.5 million.

Net premiums earned by major product line for the three months ended September 30, 2011 and 2010, are presented in the table below (in thousands):

	Three Months Ended September 30,
	2011	2010	Change	% Change
Net Premiums Earned:
Homeowners	$16,314	$13,399	$2,915	21.8%
Fire	11,180	10,264	916	8.9%
Mobile Home	5,543	4,616	927	20.1%
Commercial	1,785	1,705	80	4.7%
Other	121	132	(11)	-8.3%
	$34,943	$30,116	$4,827	16.0%

Net premiums earned for the three months ended September 30, 2011 increased $4.8 million, as compared to 2010, which is a result of higher direct written premiums of $3.4 million for the quarter ended September 30, 2011, as well as growth in written premiums experienced in prior periods.  Direct premiums written have increased over the last four quarters and are $15.2 million higher for the twelve months ended September 30, 2011 as compared to the same period in 2010.  The consistent growth in direct premiums written should generate increased premiums earned in future periods.

Loss and Loss Adjustment Expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers.  Loss and LAE for the three months ended September 30, 2011 was $23.8 million, as compared to $17.8 million for the same period in 2010.  The increase is primarily a result of increased severity of fire losses and development attributable to late reporting of the wind and hail storms that occurred in 2011 in Texas.

The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned.  The loss and LAE ratio for the three months ended September 30, 2011 and 2010 was 68.1% and 59.0%, respectively.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010	Change	% Change
Amortization of deferred policy acquisition costs	$8,931	$7,965	$966	12.1%
Other underwriting expenses	2,510	2,768	(258)	-9.3%
Total policy acquisition and other underwriting expenses	11,441	10,733	708	6.6%
Agency expenses	(445)	(473)	28	-5.9%
Total policy acquisition and other underwriting expenses excluding agency expenses	$10,996	$10,260	$736	7.2%
Net premiums earned	$34,943	$30,116	$4,827	16.0%
Expense ratio	31.5%	34.1%	-2.6%

Total policy acquisition and other underwriting expenses excluding agency expenses were $11.0 million for the three months ended September 30, 2011, as compared to $10.3 million for the same period in 2010.  This increase is due to an increase in amortization of deferred policy acquisition costs of $1.0 million, offset by lower other underwriting expenses of $0.3 million.  The higher amortization of deferred policy acquisition costs is a result of higher direct written premiums and the lower underwriting expenses are a result of reduction of contingent commission expenses.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2011 was $3.8 million, as compared to $1.7 million for the same period in 2010. The increase is primarily due to an increase in professional services related to acquisition costs at the holding company of $2.1 million.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was $0.4 million.

Interest Expense.  Interest expense for the three months ended September 30, 2011 remained largely unchanged, it was $2.2 million as compared to $2.3 million for the three months ended September 30, 2010, a decrease of $0.1 million, or 4.3%.

Income Taxes.  The Company had a $1.3 million income tax benefit for the three months ended September 30, 2011, compared to $0.3 million tax expense for the same period in 2010.  The benefit in 2011 was primarily due to the reduction of the allowance for uncertain tax positions on the state tax receivable at the parent of $1.0 million, tax benefit from operating losses at the parent of $4.0 million, which was offset by tax expense related to income from operations of NLASCO of $3.0 million.  The expense in 2010 was primarily due to tax expense recorded as a result of operating income of NLASCO of $3.8 million

Preferred Stock Dividend/Redemption.  On August 6, 2010, the Company called for redemption all of the outstanding shares of its 8.25% Series A Cumulative Redeemable Preferred Stock.  The shares of Series A Preferred Stock were redeemed on September 6, 2010, at a cash redemption price of $25.2063 per share, representing the liquidation preference of $25.00 per share, plus accrued and unpaid dividends to, and including, the date of redemption.  For the quarter ended September 30, 2010, the dividend was $0.3782.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net income attributable to common stockholders was $0.2 million for the three months ended September 30, 2011, as compared to net loss of $7.2 million for the three months ended September 30, 2010.  The principal reasons for the loss in the third quarter of 2010 was the $5.9 million in liquidation preference paid on the redemption of Series A Cumulative Redeemable Preferred Stock and the preferred stock dividend payment of $1.9 million.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Revenue.  Revenue for the nine months ended September 30, 2011 was $111.8 million, as compared to $98.4 million for the same period in 2010.  Net premiums earned were $98.4 million for the first nine months in 2011, as compared to $87.5 million for the first nine months in 2010.  The higher volume of earned premiums of $10.9 million is primarily attributable to our marketing efforts and new homeowners products, as well as a decrease in the cost of catastrophic reinsurance.  Net investment income was $7.4 million for the first nine months of 2011, as compared to $5.5 million for the same period in 2010, due to earnings on the loan transaction with SWS Group, Inc. and higher yields on cash and investments at NLASCO.  Net realized gains were $0.8 million for the nine months ended September 30, 2011, as compared to $0.1 million for the same period in 2010, due to sale of securities in September 2011.  Other income was $5.1 million for the first nine months in 2011, as compared to $5.2 million for the same period in 2010.

Underwriting Results.  The following table shows the components of the Company’s underwriting (loss) gains for the nine months ended September 30, 2011 and 2010.  The Company’s underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses.  The underwriting results are discussed below (in thousands).

	Nine Months Ended September 30,
	2011	2010	Change	% Change
Direct premiums written	$119,137	$106,548	$12,589	11.8%
Net premiums written	$108,586	$93,949	$14,637	15.6%

Net premiums earned	$98,443	$87,548	$10,895	12.4%
Loss and LAE	80,899	53,603	27,296	50.9%
Policy acquisition and other underwriting expenses	35,023	33,413	1,610	4.8%
Underwriting (loss) gain	$(17,479)	$532	$(18,011)	-3385.5%

Agency expenses	$(1,331)	$(1,553)	$222	-14.3%
Loss and LAE ratio	82.2%	61.2%	21.0%
Policy acquisition and other underwriting expense less agency expense ratio	34.2%	36.4%	-2.2%
Combined ratio	116.4%	97.6%	18.8%

The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period.  The underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period.  Combined ratio gives you the sum of both ratios.

Our combined ratio for the nine months ended September 30, 2011 is 116.4%, as compared to 97.6% for the same period in 2010.  The 18.8% increase was primarily due to an increase in loss and LAE ratio of 21.0%, offset by a lower  policy acquisition and other underwriting expense ratio.  Net premiums earned increased 12.4% in the nine months ended September 30, 2011, as compared to the same period in 2010, due to a $15.3 million increase in volume of written premiums over the last twelve months.  Loss and LAE expenses increased 50.9% in the nine months ending September 30, 2011, as compared to 2010, due to higher incurred losses associated with wind and hail storms that occurred in Texas and additional losses associated with a 12.4% increase in earned premiums.   Texas typically experiences seasonal tornado and hail storms; however, NLASCO suffered a dramatic increase in losses from five storms in April and May 2011 that created $18.3 million in incurred losses and the frequency and severity of fire losses that created $7.2 million in incurred losses.  Policy acquisition and other underwriting expenses increased 4.8% for the nine months ended September 30, 2011, as compared to 2010, which is a direct result of increased direct written premiums, as the underwriting expense ratio was favorable by 2.2%.

The Company seeks to consistently generate underwriting profitability.  Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios.  The non-catastrophic loss ratio excludes Property Claims Services (PCS) events that exceed $1.0 million of losses to NLASCO.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the six months ended September 30, 2011, catastrophic events that did not exceed our reinsurance retention accounted for $19.2 million of the total loss and loss adjustment expense, of which $18.3 million related to the 2011 accident year and $0.9 million related to the 2010 accident year, as compared to $7.0 million for the same period in 2010.  Additionally, there were fifteen days of widely dispersed, exceptional weather related losses during the second quarter 2011 that added $8.0 million in losses. Excluding catastrophic events, our combined ratios for the nine months ended September 30, 2011 and 2010 would have been 96.9% and 89.6%, respectively.

For the nine months ended September 30, 2011 and 2010, the Company had incurred losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly.  The Company also incurred losses in 2011 related to a catastrophic wind and hail storm in Arizona from October of 2010.  Gross benefit incurred from these storms was $3.7 million for the nine months ended September 30, 2011, compared to an incurred loss of $20.9 million for the same period in 2010.  The redundancy in the losses in the nine months ended September 30, 2011 relate primarily to reduction of Hurricane Ike reserves and settlements of $7.0 million, offset by additional reporting of Arizona claims of $3.4 million. These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable from reinsurers.  The primary financial effect is additional reinstatement premium payable to the affected reinsurers.  For the nine months ended September 30, 2011 and 2010, the Company incurred reinstatement premiums of $0.2 million and $0.8 million, respectively.

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

Direct premiums written by major product line for the nine months ended September 30, 2011 and 2010, are presented in the table below (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change	% Change
Direct Premiums Written:
Homeowners	$53,972	$48,479	$5,493	11.3%
Fire	38,604	35,286	3,318	9.4%
Mobile Home	19,955	16,939	3,016	17.8%
Commercial	6,314	5,535	779	14.1%
Other	292	309	(17)	-5.5%
	$119,137	$106,548	$12,589	11.8%

Total direct premiums written increased for the nine months ended September 30, 2011, for all insurance products, except for other, due to expanded distribution of additional insurance products and growth on existing insurance products.  New homeowners and commercial insurance products generated $7.9 million in direct written premiums for the nine months ended September 30, 2011.  Direct premiums written in Texas, Oklahoma, Georgia, Arizona and Tennessee increased $4.6 million on existing products in the nine months ended September 30, 2011, as compared to the same period in 2010.

Net premiums written by major product line for the nine months ended September 30, 2011 and 2010, are presented in the table below (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change	% Change
Net Premiums Written
Homeowners	$49,193	$40,386	$8,807	21.8%
Fire	35,185	32,548	2,637	8.1%
Mobile Home	18,187	15,625	2,562	16.4%
Commercial	5,755	5,105	650	12.7%
Other	266	285	(19)	-6.7%
	$108,586	$93,949	$14,637	15.6%

Total net premiums written increased for the nine months ended September 30, 2011 for all lines of business, except other, due to higher direct written premiums of $12.6 million, and a decrease in ceded premiums of $1.9 million.

Net premiums earned by major product line for the nine months ended September 30, 2011 and 2010, are presented in the table below (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change	% Change
Net Premiums Earned:
Homeowners	$44,598	$37,636	$6,962	18.5%
Fire	31,898	30,330	1,568	5.2%
Mobile Home	16,489	14,560	1,929	13.2%
Commercial	5,217	4,757	460	9.7%
Other	241	265	(24)	-9.1%
	$98,443	$87,548	$10,895	12.4%

Net premiums earned for the nine months ended September 30, 2011 were up as compared to 2010 due to the increase in net premiums written of $14.6 million, offset by an increase in unearned premiums of $3.7 million.

Loss and Loss Adjustment Expenses.  Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers.  Loss and LAE for the nine months ended September 30, 2011 was $80.9 million, as compared to $53.6 million for the same period in 2010.  The increase is a result of wind and hail storms that occurred in 2011 in Texas, in which five storms had incurred losses of $18.3 million and fifteen days of widely dispersed, exceptional weather related losses had incurred losses of $8.0 million.

The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned.  The loss and LAE ratio for the nine months ended September 30, 2011 and 2010 was 82.2% and 61.2%, respectively.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change	% Change
Amortization of deferred policy acquisition costs	$25,600	$23,085	$2,515	10.9%
Other underwriting expenses	9,423	10,328	(905)	-8.8%
Total policy acquisition and other underwriting expenses	35,023	33,413	1,610	4.8%
Agency expenses	(1,331)	(1,553)	222	-14.3%
Total policy acquisition and other underwriting expenses excluding agency expenses	$33,692	$31,860	$1,832	5.8%
Net premiums earned	$98,443	$87,548	$10,895	12.4%
Expense ratio	34.2%	36.4%	-2.2%

Total policy acquisition and other underwriting expenses excluding agency expenses are up $1.8 million due to the increase in amortization of deferred policy acquisition costs of $2.5 million, offset by a decrease in other underwriting expenses of $0.9 million.  The increase in amortization of deferred policy acquisition costs is a result of $12.6 million higher direct written premiums. The decrease in other underwriting expenses is due to reduction in contingent commission expenses.

General and Administrative Expense.  General and administrative expense for the nine months ended September 30, 2011 was $7.3 million, as compared to $5.6 million for the nine months ended September 30, 2010, an increase of $1.6 million.  This increase was mainly due to a $1.6 million increase in professional services due to acquisition costs of $2.6 million for the nine months ended September 30, 2011, as compared to $0.9 million for the same period in 2010.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $1.3 million for the nine months ended September 30, 2011 and 2010.

Interest Expense.  Interest expense for the nine months ended September 30, 2011 and 2010 was $6.7 million.

Income Taxes.  The Company had a $7.8 million income tax benefit for the nine months ended September 30, 2011, compared to a $0.8 million benefit for the same period in 2010.  The higher benefit in 2011 is due to the increased consolidated operating losses.  Also contributing to the benefit in 2011, was the reduction of the allowance for uncertain tax positions on the state tax receivable at the parent of $1.0 million

Preferred Stock Dividend/Redemption.  On July 8, 2010, the HTH board of directors declared a quarterly cash dividend of $0.515625 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable July 30, 2010, amounting to $2.6 million.  The Series A Preferred Stock was redeemed on September 6, 2010.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was $11.6 million for the nine months ended September 30, 2011, as compared to $14.5 million net loss for the nine months ended September 30, 2010.  The principal reasons for the loss in the first nine months of 2011 are incurred losses related to five storms in Texas occurring in April and May 2011 with incurred losses of $18.3 million.  The principal reasons for the loss in the first nine months of 2010 are incurred losses on wind, Oklahoma hail storms and fire related claims, preferred dividend expense of $7.0 million, the $5.9 million liquidation preference on the redemption of preferred stock and the lack of meaningful investment returns due to the conservative nature of the investments.

LIQUIDITY AND CAPITAL RESOURCES

General

Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $934 million at September 30, 2011.  At September 30, 2011, the Company had invested approximately $584 million in cash and cash equivalents, consisting of approximately $542 million owned by the parent company and $42 million owned by NLASCO and its subsidiaries.  These deposits are in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company does not believe that it is exposed to any significant credit risk on cash based on the size and financial strength of the financial institutions in which the funds are held.

Hilltop is seeking to make opportunistic acquisitions or effect business combinations with its available cash and, if necessary or appropriate, from additional equity or debt financing sources.

At September 30, 2011, we had approximately $584 million of cash and cash equivalents and $212 million of investments, as compared to $649 million of cash and cash equivalents and $149 million of investments as of December 31, 2010.

As of September 30, 2011, our short-term liquidity needs included funds to pay our insurance claims and funds to service our debt.

Restrictions on Dividends and Distributions

Aside from investment income on Hilltop’s invested assets and available cash, as a holding company, Hilltop relies on dividends and other permitted distributions from its subsidiaries.  The payment of dividends from Hilltop’s insurance subsidiaries, NLIC and ASIC, are subject to significant limitations under debt agreements.

Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only.  Furthermore, without the prior approval of the Commissioner of the Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company’s surplus, as shown by its last annual statement on file with the Commissioner, and 100% of net income for such period.  At September 30, 2011, the maximum additional dividends that may be paid to NLASCO in 2011 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders.  At September 30, 2011, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or “RBC”, requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk.  The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action.  At September 30, 2011, the Company’s insurance subsidiaries’ RBC ratios exceeded the level at which regulatory action would be required.

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

Our primary investment objective is to preserve capital.  Our strategy is to purchase securities in sectors that represent the most attractive relative value.  Bonds, cash and short-term investments constitute $735.3 million, or 92.3%, of our investments at September 30, 2011.  Although there is no intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

Cash used in operations was $4.0 million for the nine months ended September 30, 2011, primarily due to a net loss of $11.6 million, increases in deferred income taxes of $6.7 million, $2.6 million increase in deferred acquisition costs, decrease in loss and loss adjustment expense reserves of $3.8 million and $3.0 million increase in premium and agents balances, offset by an increase in depreciation and amortization of $1.3 million, unearned premiums increase of $10.4 million, decrease in reinsurance recoverables of $15.7 million and changes in operating assets and liabilities of $2.7 million.  Cash provided by operations was $2.5 million for the nine months ended September 30, 2010, primarily due to increases in unearned premiums of $6.8 million, deferred acquisition costs of $1.9 million, income taxes payable of $2.7 million, depreciation and amortization of $1.3 million, premium and agents balances of $2.5 million and reinsurance recoverable of $18.0 million.  These increases were offset by a decrease in income taxes receivable of $1.2 million, mostly due to the receipt of a federal income tax refund of $1.9 million in the quarter ended September 30, 2010, payable to related party of $3.5 million, loss and loss adjustment expenses of $17.8 million and net loss of $1.6 million.

Cash used in investing activities was $61.3 million in the nine months ended September 30, 2011 primarily due to purchases of available-for-sale of $25.5 million and other investments of $50.0 million, offset by proceeds from sales of available-for-sale securities of $3.2 million, proceeds from maturities of available-for-sale securities of $3.8 million and proceeds from sales of held-to-maturity securities of $7.3 million.  Cash used in investing activities was $15.4 million in the nine months ended September 30, 2010 primarily due to the purchase of available-for-sale securities of $39.0 million, which was offset by proceeds from sales of available-for-sale securities of $15.7 million, proceeds from maturities of available-for-sale securities of $6.6 million and proceeds from maturities of held-to-maturity securities of $3.1 million.

Cash used in financing activities was $133.8 million for the nine months ended September 30, 2010, due to the $125.0 million used for the redemption of the Series A Preferred Stock in September 2010.

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

Inflation

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2011 and 2010.  Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves
(in thousands)

2011	$10,528
2012	23,648
2013	10,418
2014	6,615
2015	3,363
Thereafter	551
$55,123

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.  As of nine months ended September 30, 2011, we had no derivative financial instruments.

As of September 30, 2011, our total debt outstanding was approximately $138.4 million, comprised of approximately $90.9 million, or 65.7%, of indebtedness subject to fixed interest rates and approximately $47.5 million, or 34.3% of our total consolidated debt, subject to variable interest rates.

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

The fair value of debt outstanding as of September 30, 2011 was approximately $135.4 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of September 30, 2011 (in thousands).

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 2, 2011, our Board of Directors approved a share repurchase plan that authorizes us to purchase up to $100 million of our outstanding shares of common stock.  This repurchase plan permits the purchase of shares of common stock from time to time in open market purchases in accordance with Rule 10b-18 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 or pursuant to privately negotiated transactions. This share repurchase plan will expire on November 1, 2012.

ITEM 6. EXHIBITS

(a)          Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: November 4, 2011

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