Form 10-K
period 2011-12-31
Hilltop Holdings Inc.
filed 2012-03-09
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2011, was approximately $350 million.  For purposes of this computation, all officers, directors and 10% stockholders were deemed to be affiliates.  This determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.  The number of shares of the registrant’s common stock outstanding at March 9, 2012 was 56,502,246.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2012 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

PART I

ITEM 1.  BUSINESS

General Information

We are a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination.  In connection with that strategy, we are identifying and evaluating potential targets across all industries on an ongoing basis.  At December 31, 2011, we had approximately $533 million aggregate available cash and cash equivalents that may be used for this purpose.  No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or effect a combination or, if consummated, successfully integrate or operate the acquired business.

On July, 29, 2011, we extended SWS Group, Inc, or SWS, a $50 million term loan, which bears interest at 8% per annum, is prepayable by SWS subject to certain conditions after three years, and has a maturity of five years.  SWS issued us a warrant to purchase 8,695,652 shares of SWS common stock, $0.10 par value per share, exercisable at a price of $5.75 per share subject to anti-dillution adjustments. If the warrant was fully exercised, we would own 17.4% of SWS.  Additionally, we have purchased 1,475,387 shares of SWS common stock on the open market.

We also provide fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States through our wholly-owned property and casualty insurance holding company, NLASCO, Inc., or NLASCO.  We acquired NLASCO in January 2007.  NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company, (NLIC), and American Summit Insurance Company, (ASIC).

NLASCO targets underserved markets that require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents.  Within these markets, NLASCO attempts to capitalize on its superior local knowledge to identify profitable underwriting opportunities.  NLASCO believes that it distinguishes itself from competitors by delivering products that are not provided by many larger carriers, providing a high level of customer service and responding quickly to the needs of its agents and policyholders.  NLASCO applies a high level of selectivity in the risks it underwrites and uses a risk-adjusted return approach to capital allocation, which NLASCO believes allows it to generate underwriting profits.

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

In 2011, our Chief Executive Officer certified to the NYSE, pursuant to Section 303A.12 of the NYSE’s listing standards, and that he is unaware of any violation by us of the NYSE’s corporate governance listing standards.

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

Insurance Operations

NLASCO specializes in providing fire and limited homeowners insurance for low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO has expanded its product line to include enhanced homeowners products offering higher coverage limits.  NLASCO targets underserved markets that require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents. Within these markets, NLASCO attempts to capitalize on its superior local knowledge to identify profitable underwriting opportunities. NLASCO believes that it distinguishes itself from competitors by delivering products that are not provided by many larger carriers, providing a high level of customer service and responding quickly to the needs of its agents and policyholders. NLASCO applies a high level of selectivity in the risks it underwrites, which we believe will generate underwriting profits.

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

The property and casualty insurance industry, historically, has been subject to cyclical fluctuations in pricing and availability of insurance coverage. “Soft” markets are often characterized by excess underwriting capital and involve intense price competition, erosion of underwriting discipline and poor operating performance. These market conditions usually lead to a period of diminished underwriting capacity after insurance companies exit unprofitable lines and exhibit greater underwriting discipline and increase premium rates. This latter market condition is called a “hard” market. The insurance market may not always be hard or soft; rather, it could be hard for one line of business and soft for another. The market at the start of 2012 is likely to be characterized as soft for property risks in NLASCO’s operating area; however, in coastal areas, due to the hurricane activity in recent years, those markets are considered hard.

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

In 2010, NLASCO expanded its homeowners insurance products to include replacement cost coverage, which also includes limited water coverage.  These new products are being marketed and sold in various states; however, the primary market is Texas. The development and implementation of these new products has contributed to the premium growth at NLASCO in 2011.

NLASCO’s business is conducted with two product lines, its personal lines and its commercial lines. The personal lines include homeowners, dwelling fire, manufactured home, flood and vacant policies.  The commercial lines include commercial, builders risk, builders risk renovation, sports liability and inland marine policies.

Set forth below is certain financial data broken down by line of business (in millions):

	For The Year Ended December 31,
	2011	2010	2009
Gross Premiums Written
Personal lines	$151.7	$136.5	$129.5
Commerical lines	8.7	7.9	6.7
Total	$160.4	$144.4	$136.2

Net Operating income
Personal lines	$0.1	$4.9	$5.9
Commerical lines	—	2.3	0.8
Total	$0.1	$7.2	$6.7

Total Assets
Personal lines	$290.2	$297.5	$256.3
Commerical lines	26.7	27.4	23.6
Total	$316.9	$324.9	$279.9

Geographic Markets

The following table sets forth NLASCO’s total gross written premiums by state for the periods shown (in millions):

	For The Year Ended December 31,
	2011	2010	2009
Gross Written Premiums
Texas - Flood	$6.1	$5.9	$5.9
Texas - North	24.9	26.2	20.7
Texas - South	30.6	29.6	34.4
Texas - Central	16.0	9.6	9.4
Texas - West	14.0	15.5	13.0
Texas - Panhandle	7.3	7.1	6.8
Texas - East	18.0	14.1	13.4

Texas - Total	116.9	108.0	103.7

Arizona	12.4	11.3	11.3
Tennessee	9.5	8.6	7.8
Oklahoma	10.8	6.8	5.1
Georgia	4.4	3.3	1.6
Louisiana	3.0	3.0	3.0
Missouri	1.2	1.2	1.4
Nevada	1.0	1.0	1.1
All other states	1.2	1.2	1.2
TOTAL	$160.4	$144.4	$136.2

NLASCO underwrites insurance coverage primarily in Texas.  It also underwrites in other states in the south and southwest regions.

Distribution

NLASCO distributes its insurance products through a broad network of independent agents in 23 states and a select number of managing general agents, referred to as MGAs.  NLASCO has a preference for doing business with agents that desire a long-term relationship that will result in mutual profitability and value for both parties.  NLASCO believes that “relationship” agents are more oriented to the long-term and desire a meaningful relationship with their customers and the insurers they represent.  NLASCO’s top ten agents accounted for only 10.8%, 9.9% and 9.9% of direct premiums written in 2011, 2010 and 2009, respectively, and as of December 31, 2011, the average tenure of the top 25 agencies was over 13 years.

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

Pricing levels are established by NLASCO’s senior management with the assistance of a consulting actuary.  Pricing balances NLASCO’s return requirements along with the legal/regulatory environment in each particular geographic region.  Management reviews pricing on an ongoing basis to monitor any emerging issues.  NLASCO’s statistical database allows this analysis to be performed on a specific coverage or geographic territory.  In 2011, ASIC increased premium rates in Arizona and NLIC increased rates in Georgia, Oklahoma, Texas and Tennessee.

Catastrophe Exposure

NLASCO maintains a comprehensive risk management strategy, which includes actively monitoring its catastrophe prone territories by zip code to ensure a diversified book of risks.  NLASCO utilizes software and risk support from its reinsurance brokers to analyze its portfolio and catastrophe exposure.  Biannually, NLASCO has its entire portfolio analyzed by its reinsurance broker who utilizes hurricane models to predict risk.  Based on this information and management’s active role in risk management, NLASCO makes decisions on what geographic areas to write risks.  Over the years, NLASCO has adjusted its business based on its perceived risk of catastrophe losses.  For example, in 2005, ASIC withdrew from the Mississippi market to mitigate its catastrophe exposure in that area, and in 2006, it stopped writing new policies that cover wind damage along the seacoast of Louisiana. In 2009, NLASCO decided not to renew wind policies for properties within the Texas seacoast.  All policies in coastal areas excluded wind by the end of February 2011.

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

In order for a loss to be covered under the Program, as presently constituted, aggregate industry losses of $100 million must be satisfied.  Further, the losses must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, Secretary of State and Attorney General.  The original Program excluded from participation certain of the following types of insurance:  Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance and reinsurance.  The 2005 Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers), surety, burglary and theft and farm-owners multi-peril.  In the case of a war declared by Congress, only workers’ compensation losses are covered by the Program.  The Program generally requires that all commercial property and casualty insurers licensed in the United States participate in the Program.  Under the Program, a participating insurer is entitled to be reimbursed by the Federal government for a percentage of subject losses, after an insurer deductible, subject to an annual cap.  The Federal reimbursement percentage was fixed by the Reauthorization Act at 85%.  The deductible is calculated by applying the deductible percentage to the insurer’s direct earned premiums for covered lines.  The deductible under the Program is fixed at 20%.  NLASCO’s deductible under the Program was $1.6 million for 2011 and is estimated to be $1.6 million in 2012.  The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion.  Once subject losses have reached $100 billion aggregate amount during a Program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses that exceed the $100 billion cap.  When insured losses under the Program exceed the $100 billion cap, the insured losses are subject to pro-rata sharing based upon regulations promulgated by the U.S. Treasury.  Additionally, under the Reauthorization Act, the timing of mandatory recoupment of the Federal reimbursement through policyholder surcharges was accelerated.

On December 14, 2009, two final rules with respect to the Program were published in the Federal Register.  The first rule describes how the Treasury will calculate the amounts to be recouped from insurers and establishes procedures for insurers to use in collecting Federal Terrorism Policy Surcharges and remitting them to the Treasury.  The second rule describes how the Treasury intends to determine the pro rata share of insurance losses under the Program when losses otherwise would exceed the annual monetary cap.  NLASCO had no terrorism-related losses in 2011.

Reinsurance

NLASCO purchases reinsurance to reduce its exposure to liability on individual risks and claims and to protect against catastrophe losses.  NLASCO’s management believes that less volatile, yet reasonable returns are in the long-term interest of NLASCO and, as a result, maintains a conservative reinsurance program.  NLASCO generated direct premiums written totaling $154.3 million, net of flood policies, in 2011 and paid approximately $11.8 million in catastrophe reinsurance premiums prior to any reinstatement premiums.

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

We believe that NLASCO’s financial stability is substantially protected from catastrophic events through several excess of loss reinsurance contracts that combine to provide a mix of coverage against various types and combinations of catastrophe losses.  As noted in the section titled “Risk Factors,” NLASCO is exposed to catastrophic losses that could exceed the limits of reinsurance and negatively impact its financial position and results of operations.  The Company purchases catastrophe excess of loss reinsurance to a limit that exceeds the Hurricane 200-year return time as modeled by RMS Risk Link v. 11.0 and exceeds the Hurricane 500-year return time as modeled by AIR Classic v 13.0.

In formulating its reinsurance programs, NLASCO believes that it is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation.  In an effort to minimize exposure to the insolvency of reinsurers, NLASCO evaluates the acceptability, and continuously monitors the financial condition, of each reinsurer.  NLASCO enters into reinsurance agreements only with reinsurers that have an A.M. Best financial strength rating of “A- (Excellent)” (fourth highest of 16 categories) or better, or at least an “A” rating by Standard & Poors.  If a reinsurer rating subsequently drops below “A- (Excellent),” NLASCO can cancel or replace the reinsurer.  As of December 31, 2011, 100% of NLASCO’s paid loss recoverables were from reinsurers rated “A- (Excellent)” or better by A.M. Best.  To further minimize exposure to reinsurer insolvency, NLASCO spreads reinsurance treaties among many reinsurers.  NLASCO reviews retention levels each year to maintain a balance between the growth in surplus and the cost of reinsurance.  NLASCO had no losses from unrecoverable reinsurance in 2011.

NLASCO’s ten largest net receivable balances from reinsurers as of, and for the year ended, December 31, 2011 were as follows (in millions):

	Year Ended December 31, 2011
	A.M. Best		Balances
	Financial		Due from	Prepaid	Net
	Strength	Ceded	Reinsurance	Reinsurance	Receivable
	Rating	Premiums	Companies	Premiums	Balance(1)
Federal Emergency Management Agency	N/A	$6.1	$1.1	$5.1	$6.2
Endurance Specialty Insurance Ltd	A	—	3.3	—	3.3
Ariel Reinsurance Company Limited	A-	0.6	1.1	—	1.1
Platinum Underwriters Reinsurance, Inc.	A	0.4	2.4	—	2.4
Munich Reinsurance America, Inc.	A+	1.1	1.6	—	1.6
MS Frontier Reinsurance Limited	A	0.1	1.6	—	1.6
Arch Reinsurance Company	A	1.4	1.3	—	1.3
Validus Reinsurance Ltd	A	—	1.2	—	1.2
Paladin Catastrophe Management LLC	A+	—	1.1	—	1.1
Amlin AG	A	0.7	1.1	—	1.1

(1) The net receivable balance includes balances due from reinsurance companies, contingent commissions, prepaid reinsurance premiums and ceded contingent commissions, less balances due to reinsurance companies.

As of December 31, 2011, NLASCO had five layers of catastrophic excess of loss reinsurance coverage up to $170 million of losses per event in excess of $1 million retention by ASIC and $8 million retention by NLIC.  The reinsurance from $8 million to $50 million loss is comprised of two layers of protection: $17 million in excess of $8 million loss; $25 million in excess of $25 million loss.  The third layer provides coverage for $50 million in excess of $50 million loss; the fourth layer provides coverage of $50 million in excess of $100 million loss and the fifth layer provides coverage of $20 million in excess of $150 million loss.  The fifth layer is not fully subscribed, with participants accounting for 79% of the total layer.  Accordingly, NLASCO retains 21% of the losses in the fifth layer.  NLIC and ASIC retain no participation in any of the other layers, beyond the first $8 million and $1.0 million, respectively.

As of January 1, 2012, the Company renewed its reinsurance contract for its first and second layers of reinsurance.  Per the contract renewal, NLASCO changed its underlying coverage at ASIC to $6.5 million in excess of $1.5 million retention.  The reinsurance in excess of $8 million is comprised of five layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $50 million in excess of  $50 million loss; $50 million in excess of $100 million loss and $20 million in excess of $150 million loss.  The fifth layer is not fully subscribed, with participants accounting for 79% of the total layer.  NLIC and ASIC retain no participation in any of the layers, other than the first $8 million and $1.5 million retention, respectively.  The projected premiums on these treaties for NLIC and ASIC are $10.1 and $2.8 million, respectively, in 2012.

As of December 31, 2011, total retention for any one catastrophe that affects both NLIC and ASIC is limited to $8 million in the aggregate.

In addition to the catastrophe reinsurance noted above, both NLIC and ASIC participate in an excess of loss program with General Reinsurance Corporation.  The General Reinsurance Corporation program is limited to each risk with respect to property and liability in the amount of $800,000 for each of NLIC and ASIC.  Each of NLIC and ASIC retain $200,000 in this program.  On January 1, 2012, the program will limit each risk for property and liability in the amount of $775,000 for each NLIC and ASIC, with the retention increasing to $225,000.

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

The table below presents one-year development information on changes in the liability for losses and LAE and a reconciliation of liabilities on a direct premiums written and net premiums written basis for the twelve months ended December 31, 2011 and 2010 (in thousands):

	2011	2010

Balance at January 1,	$58,882	$33,780
Less reinsurance recoverables	(43,773)	(21,102)
Net balance at January 1,	15,109	12,678

Incurred related to:
Current Year	97,742	69,044
Prior Period	(1,008)	1,899
Total incurred	96,734	70,943

Payments related to:
Current Year	(83,266)	(59,560)
Prior Year	(8,825)	(8,952)
Total payments	(92,091)	(68,512)

Net balance at December 31,	19,752	15,109
Plus reinsurance recoverables	25,083	43,773
Balance at December 31,	$44,835	$58,882

The decrease in reserves for the twelve months ended December 31, 2011, as compared to the same period in 2010, of $14.0 million is due to a decrease in reinsurance recoverables of $18.7 million.  Reinsurance recoverables decreased due to settling reserves and paying claims related to Hurricane Ike, Hurricane Dolly and the 2010 Arizona Storm.  Incurred related to current year increased $28.7 million for the twelve months ended December 31, 2011, as compared to the same period in 2010, due to increases in frequency and severity of fire losses and wind and hail losses, as well as the effects of five storms that occurred in Texas in April and May 2011.  Incurred amounts related to prior years indicate that we had favorable IBNR development as of December 31, 2010, resulting in a benefit in the twelve months ended December 31, 2011.  This redundancy is due to favorable development on our homeowners and fire products for the 2008 and 2009 accident years, offset by unfavorable development for the 2010 accident year.

For the twelve months ended December 31, 2011 and 2010, the reserve for losses and loss adjustment expenses includes amounts related to losses incurred prior to the purchase of NLASCO.  All losses and payments related to events that occurred prior to the purchase of NLASCO were the responsibility of the sellers.  In March 2011, we made a final settlement with the sellers and going forward all losses are the responsibility of the Company.

Loss Development

NLASCO estimates the aggregate amount of losses and LAE ultimately required to settle all claims for a given period.  The following tables present the development of estimated liability for losses and LAE, net of reinsurance, for the years 2001 through 2010 of NLIC and ASIC.  These tables present accident or policy year development data.  The first line of the table shows, for the years indicated, net liability, including IBNR, as originally estimated.  For example, as of December 31, 2002, NLIC estimated that $18.1 million would be a sufficient net liability to settle all unsettled claims retained by it that had occurred prior to December 31, 2002, whether reported or unreported.  The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated.  For example, as indicated in that section of the table, the original net liability of $18.1 million was re-estimated to be $17.3 million at December 31, 2006 (four years later).  The decrease in the original estimate is caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated; (2) the net liability being increased or decreased for claims remaining open as more information becomes known about those individual claims; and (3) more or fewer claims being reported after December 31, 2002 than had occurred prior to that date.  The bottom section of the table shows, by year, the cumulative amounts of net losses and LAE paid as of the end of each succeeding year.  For example, with respect to the liability for net losses and LAE of $18.1 million as of December 31, 2002, by the end of 2006 (four years later), $17.2 million had actually been paid in settlement of the claims.

The “net cumulative redundancy (deficiency)” represents, as of December 31, 2011, the difference between the latest re-estimated net liability and the net liability as originally estimated for losses and LAE retained by us.  A redundancy means the original estimate was higher than the current estimate; and a deficiency means that the original estimate was lower than the current estimate.  For example, as of December 31, 2011 and based upon updated information, NLIC re-estimated that the net liability that was established as of December 31, 2002 was $0.8 million redundant.

The following tables are presented net of reinsurance recoverable.

National Lloyds Insurance Company
Analysis of Loss Reserve Development
(Dollars in Thousands)

	Year Ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Original Reserve*	18,141	35,061	33,951	41,282	47,684	44,613	65,592	60,392	55,482	81,589

1 year later	17,852	32,887	28,106	36,332	43,640	44,064	64,864	62,337	54,987
2 years later	17,281	32,559	27,593	40,391	43,465	44,134	65,070	62,014
3 years later	17,357	31,614	25,747	41,231	43,394	43,950	64,702
4 years later	17,340	31,030	25,712	39,735	43,387	43,788
5 years later	17,312	31,088	25,579	39,699	43,366
6 years later	17,332	31,072	25,582	39,675
7 years later	17,321	31,066	25,568
8 years later	17,307	31,056
9 years later	17,306

Net cumulative redundancy (deficiency)	835	4,005	8,383	1,607	4,318	825	890	(1,622)	495

Cumulative amount of net liability paid as of:

1 year later	16,836	30,867	24,747	32,871	42,301	42,478	63,761	59,977	53,387
2 years later	17,160	30,818	25,149	34,625	42,668	43,245	64,203	60,517
3 years later	17,209	30,875	25,388	36,157	43,140	43,495	64,391
4 years later	17,231	30,989	25,462	39,533	43,361	43,563
5 years later	17,287	31,026	25,521	39,646	43,365
6 years later	17,300	31,030	25,538	39,674
7 years later	17,301	31,029	25,564
8 years later	17,302	31,051
9 years later	17,302

* Including amounts paid in respective year.

American Summit Insurance Company
Analysis of Loss Reserve Development
(Dollars in Thousands)

	Year Ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Original Reserve*	11,873	6,235	8,297	11,041	13,003	9,351	12,769	9,773	12,486	14,829

1 year later	11,983	5,322	7,388	9,932	13,014	9,154	12,009	9,423	13,153
2 years later	11,963	5,512	6,999	9,918	12,998	9,335	11,943	9,088
3 years later	11,554	5,563	6,859	9,918	13,435	9,235	11,880
4 years later	11,749	5,401	6,772	9,797	13,216	9,200
5 years later	11,775	5,396	6,714	9,820	13,195
6 years later	11,799	5,394	6,787	9,815
7 years later	11,804	5,396	6,743
8 years later	11,833	5,417
9 years later	11,821

Net cumulative redundancy (deficiency)	52	818	1,554	1,226	(192)	151	889	685	(667)

Cumulative amount of net liability paid as of:

1 year later	10,909	4,987	6,566	9,341	12,429	8,732	11,560	8,800	12,390
2 years later	11,284	5,612	6,610	9,578	12,639	9,095	11,637	8,803
3 years later	11,647	5,756	6,682	9,679	13,326	9,193	11,726
4 years later	11,727	5,393	6,699	9,740	13,161	9,196
5 years later	11,747	5,393	6,714	9,813	13,188
6 years later	11,759	5,394	6,720	9,813
7 years later	11,764	5,394	6,723
8 years later	11,821	5,417
9 years later	11,821

* Including amounts paid in respective year.

Please refer to Note 8 in the notes to consolidated financial statements for a reconciliation of the reserves presented in the tables above to the reserves for losses and loss adjustment expenses set forth in the balance sheet at December 31, 2011 and 2010.

Current loss reserve development has been favorable with the exception of accident years 2009 and 2010.  In the accident years 2007 and 2008, the developed reserves as of December 31, 2011 were $1.0 million and $1.8 million, respectively, less than the initial carried reserve for each year.  During accident year 2009, however, loss development was unfavorable by $0.9 million due to unfavorable development at NLIC of $1.6 million.  The unfavorable development at NLIC in accident year 2009 is due to adverse development on our homeowners and fire products of $1.0 million and $0.5 million, respectively.  During accident year 2010, the loss development was unfavorable by $0.2 million due to unfavorable development at ASIC of $0.7 million.  The unfavorable development at ASIC in accident year 2010 is due to adverse development on homeowners products of $0.4 million.  For the accident years 2002 through 2006, the reserves were $22.6 million favorable.  Starting in 2002, IBNR loss reserves were strengthened, contributing to the favorable development in accident years 2002, 2003 and 2004.  This strengthening of reserves was due to increases in direct premium written and increased net premium written from reductions in quota share reinsurance, a form of pro rata insurance.

The following table is a reconciliation of the gross liability to net liability for losses and loss adjustment expenses (dollars in thousands).

	Year Ended December 31, *
	2002	2003	2004	2005	2006	2007**	2008	2009	2010	2011
Gross unpaid losses

Consolidated balance sheet	n/a	n/a	n/a	n/a	n/a	$18,091	$34,023	$33,780	$58,882	$44,835

Reinsurance recoverable	n/a	n/a	n/a	n/a	n/a	(2,692)	(14,613)	(21,102)	(43,773)	(25,083)

Net unpaid losses	n/a	n/a	n/a	n/a	n/a	$15,399	$19,410	$12,678	$15,109	$19,752

*  Information is not presented for periods prior to January 31, 2007, as that is the date Hilltop Holdings Inc. acquired the insurance operations.

** Only includes eleven months, as the insurance operations were acquired on January 31, 2007.

Ratings

Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance.  The ratings for NLIC and ASIC of “A” (Excellent) were affirmed by A.M. Best in April 2011.  An “A” rating is the third highest of 16 rating categories used by A.M. Best.  In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and LAE, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence.  This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and is not an evaluation directed at investors.  This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, including with respect to management of liabilities for losses and LAE, and is subject to revocation or revision at any time at the sole discretion of A.M. Best.  NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings.

Investments

HTH’s primary investment objectives, as a holding company, are to preserve capital and possess available cash resources to utilize in making opportunistic acquisitions.  Accordingly, HTH, parent only, has $533.4 million in short-term cash equivalents, $10.1 million in equity securities and $60.4 million in other investments as of December 31, 2011.  HTH’s management regularly monitors investment performance.

Our insurance operating subsidiary, NLASCO, has primary investment objectives to preserve capital and manage for a total rate of return.  The investment strategy of NLASCO’s insurance subsidiaries is to purchase securities in sectors that represent what is expected to possess the most attractive relative value.  Bonds, cash and short-term investments constituted $197.2 million, or 95.7%, of NLASCO’s investments at December 31, 2011, of which $7.3 million represents an investment in HTH Senior Exchangeable Notes, and is, therefore, eliminated in consolidation.  NLASCO insurance subsidiaries have custodial agreements with A.G. Edwards and Wells Fargo Bank and an investment management agreement with DTF Holdings, LLC.

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

Performance is measured by comparing the total return, for each period, of each major sector of NLASCO’s investment portfolio to an appropriate market index, as well as comparing the total return of NLASCO’s investment portfolio to an average of the market indices, weighted by the portfolio’s average exposure to each other particular sector during the period.  The assets are managed with volatility of return similar to or less than the indices.

HTH’s investment committee meets regularly to review the portfolio performance and investment markets in general.  NLASCO’s management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

The following table sets forth information concerning the composition of the investment portfolio at December 31, 2011 (in thousands):

	December 31, 2011
	Cost/Amortized	Fair	Carrying	Percent of
	Cost	Value	Value	Carrying Value

Available-for-sale securities:
Fixed maturities:
Government securities	$27,729	$29,165	$29,165	13.0%
Residential mortgage-backed securities	11,708	12,652	12,652	5.6%
Commercial mortgage-backed securities	2,277	2,303	2,303	1.0%
Corporate debt securities	93,452	100,681	100,681	44.9%
	135,166	144,801	144,801

Equity securities	16,813	19,022	19,022	8.5%
	151,979	163,823	163,823

Other investments:
Note receivable	38,641	38,588	38,588	17.2%
Warrants	12,068	21,789	21,789	9.7%
	$202,688	$224,200	$224,200	100.0%

At December 31, 2011, NLASCO’s fixed maturity portfolio had a fair value of approximately $144.8 million.  All of the fixed maturity investments are rated as investment grade.  As a result, the market value of these investments may fluctuate in response to changes in interest rates.  In addition, we may experience investment losses to the extent our liquidity needs require disposition of fixed maturity securities in unfavorable interest rate environments.

The equity securities of $19.0 million consist of $10.1 million in common stocks held by HTH and $8.9 million in common and preferred stocks held by NLASCO.  Other investments represent the value of the note receivable and warrants held at HTH.

The amortized cost (original cost for equity securities and other investments), gross unrealized holding gains and losses, and fair value of available-for-sale securities by major security type and class of security at December 31, 2011 for the investment portfolio were as follows (in thousands).

	December 31, 2011
		Gross	Gross
		Unrealized	Unrealized
	Cost/Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed maturities:
Government securities	$27,729	$1,439	$(3)	$29,165
Residential mortgage-backed securities	11,708	944	—	12,652
Commercial mortgage-backed securities	2,277	36	(10)	2,303
Corporate debt securities	93,452	7,406	(177)	100,681
	135,166	9,825	(190)	144,801

Equity securities	16,813	2,462	(253)	19,022
	151,979	12,287	(443)	163,823

Other investments:
Note receivable	38,641	—	(53)	38,588
Warrants	12,068	9,721	—	21,789
	$202,688	$22,008	$(496)	$224,200

For the twelve months ended December 31, 2011, the Company did not record any other-than-temporary impairments.  While all of the investments are monitored for potential other-than-temporary impairment, our analysis and experience indicate that these investments generally do not present a great risk of other-than-temporary-impairment, as fair value should recover over time.  Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee.  While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities.  The Company does not intend, nor is it likely that the Company will be required, to sell these securities before the recovery of the cost basis; and, therefore, we do not believe any other-than-temporary impairment exist as of December 31, 2011.

During 2010 and 2009, the Company took other-than-temporary impairments and recognized a loss in earnings of $70,000 and $0.8 million, respectively.

The following table presents the maturity profile of the fixed maturity investments as of December 31, 2011.  Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  The schedule of fixed maturities available-for-sale at December 31, 2011 by contractual maturity is as follows (in thousands).

	December 31, 2011
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$12,608	$12,942
Due after one year through five years	69,594	73,300
Due six years through ten years	38,065	42,766
Due after ten years	914	838
Mortgage-backed securities	13,985	14,955
	$135,166	$144,801

Other Investments:
Due after one year through five years	$50,709	$60,377
	$50,709	$60,377

We are subject to various market risk exposures, including interest rate risk and equity price risk.  Our primary risk exposure is to changes in interest rates.  We manage market risk through our investment committee and through the use of an outside professional investment management firm.  We are vulnerable to interest rate changes, like other insurance companies, because we invest primarily in fixed maturity securities, which are interest-sensitive assets.  Mortgage-backed securities, which make up approximately 10.3% of our available-for-sale fixed maturities, are particularly susceptible to interest rate changes.

The value of our equity investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio.  Values are typically based on future economic prospects that are perceived by investors in the equity market.

Competition

NLASCO competes with a large number of other companies in its selected lines of business, including major U.S. and non-U.S. insurers, regional companies, mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies.  The personal lines market in Texas is dominated by a few large carriers and their subsidiaries and affiliates, including State Farm, Zurich Insurance Group, Allstate and USAA.  According to the Texas Department of Insurance, the top ten insurers writing homeowners insurance accounted for approximately 81.6% of the market for the trailing twelve months at September 30, 2011.  NLASCO competes for business on the basis of a number of factors, including price, coverages offered, customer service, relationships with agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings.  In its personal lines business, NLASCO’s competitors include Republic Companies Group, Inc., Columbia Lloyds, Foremost, American Modern Home Group and American Reliable.  In its commercial lines business, NLASCO’s competitors include Travelers, Safeco and Republic.  NLASCO seeks to distinguish itself from its competitors by targeting underserved market segments that provide NLASCO with the best opportunity to obtain favorable policy terms, conditions and pricing.

Regulation of Insurance Activities

NLASCO’s insurance subsidiaries, NLIC and ASIC, are subject to regulation and supervision in each state where they are licensed to do business.  This regulation and supervision is vested in state agencies having broad administrative power over the various aspects of the business of NLIC and ASIC.

State insurance holding company regulation

NLASCO controls two operating insurance companies, NLIC and ASIC, and is subject to the insurance holding company laws of Texas, the state in which those insurance companies are domiciled.  These laws generally require NLASCO to register with the Texas Department of Insurance and periodically to furnish financial and other information about the operations of companies within its holding company structure.  Generally under these laws, all transactions between an insurer and an affiliated company in its holding company structure, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if satisfying a specified threshold amount or of a specified category, require prior notice and approval or non-objection by the Texas Department of Insurance.

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

Texas also has adopted laws substantially similar to the NAIC’s risk based capital, or RBC laws, which require insurers to maintain minimum levels of capital based on their investments and operations.  Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio.  The formula is designed to allow the Texas Department of Insurance to identify potential inadequately capitalized companies.  Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business).  Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC).  At December 31, 2011, NLIC and ASIC capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention.  In their 2011 statutory financial statements, both NLIC and ASIC complied with the NAIC’s RBC reporting requirements.

The NAIC’s Insurance Regulatory Information System, or IRIS, was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies.  IRIS identifies twelve industry ratios and specifies a range of “usual values” for each ratio.  Departure from the usual values on four or more of these ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer’s business.  For 2011, all ratios for both NLIC and ASIC were within the usual values.

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

In 2002, in response to the tightening supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act, or TRIA, was enacted.  TRIA was modified and extended by the Terrorism Risk Insurance Extension Act of 2005 and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007.  These Acts created a Federal Program designed to ensure the availability of commercial insurance coverage for terrorist acts in the United States.  This Program helped the commercial property and casualty insurance industry cover claims related to terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism.  As a result, NLASCO is prohibited from adding certain terrorism exclusions to the policies written by its insurance company subsidiaries.  The 2005 Act extended the Program through 2007, but eliminated commercial auto, farm-owners and certain other commercial coverages from its scope.  The Reauthorization Act further extended the Program through December 31, 2014 and fixed the reimbursement percentage at 85% and the deductible at 20%.  Although NLASCO is protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations.  NLASCO’s deductible for 2011 was $1.6 million.  Potential future changes to the TRIA could also adversely affect NLASCO by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

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

The Texas Department of Insurance completed their last examinations of NLIC and ASIC through December 31, 2006 in examination reports dated June 13, 2008 and June 1, 2008, respectively.  These contained no information of any significant compliance issues. In 2010, ASIC and NLIC were notified by the Texas Department of Insurance that a statutory examination had been scheduled to be performed during the calendar years 2011/2012.  The examinations are as of December 31, 2010, and cover the period since the last examination, which was as of December 31, 2006.  We have received drafts of the examination reports and there is no indication of any significant changes to our financial statements as a result of the examinations by the domiciliary state.

State dividend limitations

The Texas Department of Insurance must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year.  The greater number is known as the insurer’s extraordinary dividend limit.  As of December 31, 2011, the extraordinary dividend limit for NLIC and ASIC is $9.4 million and $2.5 million, respectively.  In addition, NLASCO’s insurance companies may only pay dividends out of their earned surplus.

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

NLASCO did not incur any levies in 2011, 2010 or 2009.  Property and casualty insurance company insolvencies or failures may, however, result in additional guaranty fund assessments at some future date.  At this time NLASCO is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations.  NLASCO has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

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

The Company cedes 100% of the policies written by the Company on the Standard Flood Insurance Policy to FEMA; however, if FEMA were unable to perform, the Company would have a legal obligation to the policyholders. The terms of the reinsurance agreement are standard terms, which require the Company to maintain its rating criteria, determine policyholder eligibility, issue policies on the Company’s paper, endorse and cancel policies, collect from insureds and process claims.  NLASCO receives ceding commissions from NFIP for underwriting administration, claims management, commission and adjuster fees.

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

SWS Group, Inc.

SWS Group, Inc., or SWS, is a Dallas-based company offering a broad range of investment and financial services through its subsidiaries. SWS’s common stock is listed on the New York Stock Exchange under the symbol SWS. SWS subsidiaries include Southwest Securities, Inc., a national clearing firm, registered investment adviser and registered broker-dealer; SWS Financial Services, Inc., a registered investment adviser and a registered broker-dealer serving independent securities brokers and their clients; and Southwest Securities, FSB, one of the largest banks headquartered in the Dallas-Fort Worth metropolitan area.

On March 20, 2011, Hilltop entered into a Funding Agreement with SWS, Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (together, “Oak Hill” and, collectively with Hilltop, the “Investors”).  As contemplated by the Funding Agreement, on July 29, 2011, the Investors entered into a Credit Agreement with SWS that provides for a five-year unsecured term loan of $100 million in the aggregate. The loan proceeds were deposited in an account at SWS for further credit to Southwest Securities, FSB, unless otherwise agreed by the Investors. Interest is payable at 8% per year, and SWS is permitted to prepay all or a portion of the loans under certain circumstances after three years.

In connection with the Funding Agreement and the loans made by the Investors under the Credit Agreement, on July 29, 2011, SWS issued a warrant to Hilltop to purchase up to 8,695,652 shares of common stock of SWS (“Warrant”).  The Warrant represents approximately a 17% equity interest in SWS (assuming each Investor exercises its respective Warrant in full).  The Warrant is exercisable for five years, but will expire to the extent that SWS makes prepayments on the loans and the Investors do not promptly exercise a corresponding portion of the Warrants. To the extent that the exercise of a Warrant by a holder would cause the holder to be deemed to control SWS under applicable regulations, SWS will issue the holder newly issued non-voting Series A Preferred Stock (the “Series A Preferred Stock”). Subject to applicable regulations, in limited circumstances, shares of Series A Preferred Stock will be convertible into shares of SWS common stock.

On July 29, 2011, the Investors also entered into an Investor Rights Agreement with SWS that provides the Investors with certain rights with respect to the common stock that may be issued upon the exercise of the Warrants or upon the conversion of the Series A Preferred Stock if a holder exercises its Warrants for shares of Series A Preferred Stock instead of common stock, including certain preemptive rights and registration rights. Pursuant to the Investor Rights Agreement, each Investor was granted the right to designate one representative to the SWS’s Board of Directors for so long as that Investor continues to beneficially own 9.9% of SWS’s outstanding common stock. SWS’s Board of Directors elected Mr. Gerald J. Ford and Mr. J. Taylor Crandall as directors of the Company, effective July 29, 2011. In addition, under the Investor Rights Agreement each Investor was granted the right to appoint an observer to attend all meetings of the Board of Directors of SWS for so long as that Investor continues to beneficially own 4.9% of SWS’s outstanding common stock. Hilltop has designated Mr. Jeremy Ford as its observer, effective July 29, 2011.

Additionally, from September 2011 through November 2011, Hilltop purchased additional shares of SWS common stock in open market and block transactions.  Accordingly, as of March 1, 2012, Hilltop beneficially owns 10,171,039 shares of SWS common stock, or 24.6% of the outstanding common stock of SWS.

Employees

As of December 31, 2011, we had 135 full-time equivalent employees.  Of these 135 employees, five work for HTH, and the remaining 130 work for NLASCO.  The NLASCO employees perform underwriting, claims, marketing, and administrative functions for the insurance business.  We consider our employee relations to be good.

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

Based on our knowledge of stockholder ownership of Hilltop, we do not believe that an ownership change has occurred since our initial public offering, or IPO, that would limit our post-IPO NOLs.  Accordingly, we believe that there is not a Section 382 limitation imposed on our use of post-IPO NOLs to reduce future taxable income.

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

If Hilltop is determined to control SWS Group, Inc., Hilltop will be required to become a regulated holding company.

As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting stock.  Subject to rebuttal, an investor may be presumed to control a depository institution or other company if the investor owns or controls ten percent or more of any class of voting stock.  As of March 1, 2012, Hilltop beneficially owned 24.6% of the outstanding common stock of SWS Group, Inc.  In connection with the transactions entered into with SWS Group, Inc., Hilltop filed a Rebuttal of Control, which the Office of Thrift Supervision accepted based upon the facts represented by Hilltop.  The transaction documents also provide for mechanisms to prevent Hilltop from being deemed to “control” SWS Group, Inc. through voting control.  Notwithstanding, in the event that Hilltop was determined to “control” SWS Group, Inc., Hilltop would have to register as a savings and loan holding company and become subject to the laws and regulations thereof, including, without limitation, supervision, examination, permissible activities, capital requirements and dividend restrictions.

In addition, it is a policy of the Board of Governors of the Federal Reserve System, or Federal Reserve, that a bank holding company should serve as a source of financial and managerial strength to the depository institutions that it controls.  This was not a policy of the Office of Thrift Supervision, the primary regulator of thrifts and savings and loan holding companies, or SLHCs, prior to July 2011, with respect to the obligations of a SLHC to a depository institution that it controls.  Given that the Federal Reserve became the primary federal regulator of SLHCs, the policy for SLHCs on this subject likely will be altered to align more closely with those for bank holding companies.  The regulators may require certain financial and other action by a regulated holding company in support of controlled depository institutions even if such action is not in the best interests of the regulated holding company or its shareholders.

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

If we fail to maintain an effective system of internal controls over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud.  Any inability to provide reliable financial reports or prevent fraud could harm our business. If we fail to maintain the adequacy of our internal controls, our financial statements may not accurately reflect our financial condition.  Inadequate internal controls over financial reporting could impact the reliability and timeliness of our financial reports and could cause investors to lose confidence in our reported financial information, which could have a negative effect on our business and the value of our securities.

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

NLASCO’s insurance subsidiaries write insurance primarily in the States of Texas, Arizona, Tennessee, Oklahoma, Georgia and Louisiana.  In 2011, Texas accounted for 72.0%, Arizona accounted for 8.0%, Oklahoma accounted for 7.0%, Tennessee accounted for 6.1%, Georgia accounted for 2.8%, Louisiana accounted for 1.9% and the other states we do business in accounted for the other 2.2% of our premiums.  As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting these regions or significant portions of these regions could adversely affect NLASCO’s financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area.  Although NLASCO purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $170.0 million, NLASCO’s losses would exceed the limits of its reinsurance coverage.

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

Generally, NLASCO’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets.  Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events.  For the last five years, the contribution of weather-related catastrophes to the second quarter loss ratio was on average approximately 25 percentage points greater than the average contribution of such catastrophes in the other three quarters.  Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

NLASCO experienced redundancy of $7.0 million (including loss adjustment expenses) in gross catastrophic related losses for the year ended December 31, 2011.  During 2011, NLASCO’s net catastrophic loss experience was $0.1 million after reinsurance and decreases in net premiums earned due to reinsurance reinstatement premiums.  NLASCO incurred $33.4 million (including loss adjustment expenses) in gross catastrophic related losses for the year ended December 31, 2010.  During 2010, NLASCO’s net catastrophic loss experience was $3.5 million after reinsurance and decreases in net premiums earned due to reinsurance reinstatement premiums.  A substantial portion of the expense in 2010 relates to claims being paid or reserved on hail and windstorms occurring in Oklahoma and Arizona, respectively.

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

NLASCO invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At December 31, 2011, NLASCO’s invested assets consisted of $152.1 million in fixed maturity securities and $8.9 million in equity securities.  During the year ended December 31, 2011, NLASCO had $6.3 million of net investment income, representing 4.3% of NLASCO’s total revenues.  Although NLASCO’s investment policies stress diversification of risks, conservation of principal and liquidity, its investments are subject to a variety of investment risks, including those relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk.  In particular, the volatility of NLASCO’s claims may force it to liquidate securities, which may cause it to incur capital losses.  If NLASCO’s investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities.  Investment losses could significantly decrease its asset base and statutory surplus, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating.  Further, developments in the world’s financial and capital markets have adversely impacted the performance of NLASCO’s investments.  Additionally, inflation could increase beyond investment income.

The capital and credit markets have been experiencing volatility and disruption for more than three years.  This volatility and disruption has reached unprecedented levels, resulting in dramatic declines in prices.  This downward pressure has negatively affected the performance of NLASCO’s investments, which has resulted in the write down of several of those investments in 2010 and 2009. These write-downs, when determined to be other-than-temporary, reduce NLASCO’s earnings for that period.  If current levels of market disruption and volatility continue or worsen, there can be no assurances that we will not experience additional losses on our investments and reductions in our earnings.

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

NLASCO uses reinsurance to protect itself from certain risks and to share certain risks it underwrites.  During 2011 and 2010, NLASCO’s personal lines ceded 12.0% and 16.3%, respectively, of its direct premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 4.9% and 7.3%, respectively, of its direct premiums written (primarily through excess of loss and catastrophe reinsurance treaties).  The total cost of reinsurance, inclusive of per risk excess and catastrophe, decreased 26.6% in the year ended December 31, 2011, which is primarily attributable to lower reinstatement premiums in 2011 of $2.4 million.  Reinsurance cost will likely materially increase, in part due to the frequency and severity of hurricanes and the lack of capacity in the reinsurance market.

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

At December 31, 2011, NLASCO had $25.9 million in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and loss adjustment expense recoverables and ceded unearned premiums.  NLASCO expects to continue to purchase substantial reinsurance coverage in the foreseeable future.  Since NLASCO remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse NLASCO for losses paid, or delays in reimbursing NLASCO for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations.  As an example, if one of NLASCO’s catastrophe reinsurers experienced financial difficulties following one of the major hurricanes in 2005 and had been unable to meet its obligations to NLASCO, NLASCO could have experienced difficulty in meeting its obligations to its policyholders.

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

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies.  A.M. Best maintains a letter scale rating system ranging from “A++ (Superior)” to “F (In Liquidation)” to rate the financial strength of insurance enterprises. NLIC and ASIC have been rated “A (Excellent)” by A.M. Best, which is the third highest of sixteen rating levels.

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

Texas accounted for approximately 72.0% and 73.2% of NLASCO’s direct premiums written in 2011 and 2010, respectively.  The Texas legislature, frequently reviews insurance regulation, which will likely result in changes to those regulations.  The loss of a significant amount of NLASCO’s premiums written in Texas, whether due to an economic downturn, competitive changes, regulatory or legislative developments or other reasons, could have a material adverse effect on its financial condition and results of operations.

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

NLIC and ASIC are subject to comprehensive regulation and supervision in those states in which they are domiciled and write insurance policies.  Though NLIC and ASIC currently write most of their policies in Texas, Arizona, Tennessee, Oklahoma, Georgia and Louisiana, as of December 31, 2011, NLIC is licensed in 24 states and ASIC is licensed in 37 states.  Laws and regulations pertaining to NLIC and ASIC are generally administered by state insurance departments and relate to, among other things:

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

Significant changes in the political and regulatory climate could result in changes in applicable laws and regulations and could make it more expensive or less profitable to manage our business.  In recent years, the United States insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered, or enacted, laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies.  Moreover, the National Association of Insurance Commissioners, or NAIC, and state insurance regulators regularly reexamine existing laws and regulations and develop new laws.  Changes in laws and regulations, or their interpretation, could have a material adverse effect on the insurance companies’ financial condition and results of operations.

The activities of the insurance companies’ MGAs are subject to licensing requirements and regulation under the laws of the states in which they operate.  The insurance companies’ MGAs’ businesses depend on the validity of, and continued good standing under, the licenses and approvals pursuant to which they operate, as well as compliance with pertinent laws and regulations.

Licensing laws and regulations vary from jurisdiction to jurisdiction.  In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities.  Generally, these authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals for various reasons, including the violation of law and conviction of crimes.  Other sanctions may include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to policyholders and fines.  Although NLASCO and its insurance subsidiaries endeavor to follow practices based on good faith interpretations of laws and regulations, or those generally followed by the industry, these practices may prove to be different from those that the regulatory authorities require.

If the states in which NLIC and ASIC write insurance increase the assessments that insurance companies are required to pay, NLASCO’s and their financial condition and results of operations will suffer.

NLIC and ASIC are subject to a variety of taxes, fines, levies, license fees, tariffs and other assessments that may, from time to time, be material.  These assessments are made by the states in which NLIC and ASIC operate and include participation in residual market or involuntary risk plans in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers.  Due to this participation, NLIC and ASIC may be exposed to material losses.  They also are subject to assessments in the states in which they write insurance for various purposes, including the provision of funds necessary to fund the operations of various insurance guaranty associations, which pay covered claims under certain policies issued by impaired, insolvent or failed insurance companies.  These assessments are generally set based on an insurer’s percentage of the total premiums written in the relevant state within a particular line of business for the relevant time period.  For the years ended December 31, 2011, 2010 and 2009, NLASCO paid no assessments.  If NLIC’s and ASIC’s total premiums written grow, NLASCO’s share of any assessments may increase, as well.  NLASCO, however, cannot predict with certainty the amount of future assessments, because these assessments depend on factors outside NLASCO’s control, such as the insolvencies of other insurance companies, the market shares of other insurance companies writing in a particular state and the degree to which other companies write in coastal areas.

NLASCO is subject to assessments from the Georgia Underwriting Association, Louisiana Citizens Property Insurance Corporation, or LCPIC, Mississippi Windstorm Underwriting Association, or MWUA, the Texas FAIR Plan Association and the Texas Windstorm Insurance Association, or TWIA.

LCPIC, MWUA and TWIA have estimated plan losses from the hurricanes that struck Louisiana and Texas in the third quarter of 2005 and 2008, and are thereby able to levy regular and emergency assessments to participating companies and policyholders, respectively.  NLASCO does not expect that these assessments will have a net financial statement impact, as all these assessments are recoverable (subject to treaty limits) under its reinsurance treaties.  Further, NLASCO may be able to recoup a regular assessment through a surcharge to policyholders.  These recoupments will be refunded to reinsurers as the related premiums are written and collected.  NLASCO is required to collect emergency assessments directly from residential property policyholders and remit them to LCPIC as they are collected.

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

The insurance departments in every state in which NLASCO’s insurance companies do business may conduct on-site visits and examinations at any time and generally for any purpose, including the review of NLASCO’s insurance companies’ financial condition, market conduct and relationships and transactions with affiliates.  In addition, the Texas Department of Insurance will conduct comprehensive examinations of NLASCO’s insurance companies every three to five years.  The Texas Department of Insurance completed their last examinations of NLIC and ASIC through December 31, 2006 in examination reports dated June 13, 2008 and June 1, 2008, respectively, which contained no information of any significant compliance issues. In 2010, ASIC and NLIC were notified by the Texas Department of Insurance that a statutory examination had been scheduled to be performed during the calendar years 2011/2012.  The examinations are as of December 31, 2010, and cover the period since the last examination, which was as of December 31, 2006.  We have received drafts of the examination reports and there is no indication of any significant changes to our financial statements as a result of the examinations by the domiciliary state.

While there were no material adverse findings or recommended changes to NLASCO’s or its insurance company subsidiaries’ operations identified in the last completed or draft report of financial examinations conducted by the departments of insurance, there can be no assurance that there will not be adverse findings or recommended changes identified by other state insurance departments in future examinations.  In addition, significant adverse findings could lead to a revocation of NLASCO’s or its insurance company subsidiaries’ licenses.  Any adverse findings or recommended changes resulting from such financial examinations, or from any future examinations, could have a material adverse effect on NLASCO’s or its insurance company subsidiaries’ financial condition and results of operations.

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

Security breaches, cyber attacks or fraudulent activity could result in damage to the Company’s operations or lead to reputational damage.

A security breach or cyber attack of the Company’s computer systems could interrupt or damage the Company’s operations or harm its reputation.  Despite the implementation of security measures, the Company’s systems may still be vulnerable to data theft, computer viruses, programming errors, attacks by third parties or similar disruptive problems.

If the Company were to experience a security breach or cyber attack, it could be required to incur substantial costs and liabilities, including, among other things, the following:

•      expenses to rectify the consequences of the security breach or cyber attack;

•      liability for stolen assets or information;

•      costs of repairing damage to the Company’s systems;

•      lost revenue and income resulting from any system downtime caused by such breach or attack;

•      increased costs of cyber security protection;

•                  costs of incentives the Company may be required to offer to its policyholders to retain their business, and

•                  damage to the Company’s reputation causing policyholders, acquisition targets and investors to lose confidence in the Company.

In addition, any compromise of security or a cyber attack could deter consumers from entering into transactions that involve transmitting confidential information to the Company’s systems.  Further, if confidential policyholder information or information belonging to persons other than the Company is misappropriated from the Company’s computer systems, the Company could be sued by those who assert the Company did not take adequate precautions to safeguard its systems and confidential data, which could subject the Company to liability and result in significant legal fees and expenses of defending these claims.  As a result, any compromise of security of the Company’s computer systems or cyber attack could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

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

We previously announced a stock repurchase program approved by our board of directors whereby we are authorized to repurchase shares of our common stock.

Such purchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will buy shares of our common stock under our stock repurchase program or that any future repurchases will have a positive impact on the trading price of our common stock or earnings per share. Important factors that could cause us to limit, suspend or terminate our stock repurchase program include, among others, unfavorable market conditions, the trading price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs and the availability of adequate funds, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program. If we limit, suspend or terminate our stock repurchase program, our stock price may be negatively affected.

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

ITEM 4.  MINE SAFETY

Not applicable.

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”.  Our common stock has no public trading history prior to February 12, 2004.  The initial public offering price of our common stock on February 12, 2004 was $19.00 per share.  Our common stock closed at $8.00 on March 8, 2012.  As of March 9, 2012, there were 56,502,246 shares of our common stock outstanding with approximately 170 stockholders of record.

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

The following table sets forth the cash dividends declared and paid in 2010 with respect to our Series A Preferred Stock:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Series A Preferred Stock
2010
Date of declaration	March 17, 2010	July 8, 2010	August 6, 2010	N/A
Date of record	April 15, 2010	July 15, 2010	September 6, 2010	N/A
Date paid	April 30, 2010	July 30, 2010	September 6, 2010	N/A
Distribution per unit	$0.5156	$0.5156	$0.2063	N/A
Total dollars (in thousands)	$2,578	$2,578	$1,032	N/A

The following table discloses the high and low sales prices per quarter for our common and preferred stock during 2011 and 2010.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common		Series A
	Stock		Preferred Stock
December 31, 2011	High	Low	High	Low
First Quarter	$10.13	$9.01	N/A	N/A
Second Quarter	$10.09	$8.60	N/A	N/A
Third Quarter	$9.01	$7.12	N/A	N/A
Fourth Quarter	$8.60	$6.88	N/A	N/A

December 31, 2010	High	Low	High	Low
First Quarter	$12.41	$11.29	$25.86	$24.48
Second Quarter	$12.20	$9.90	$26.58	$24.90
Third Quarter	$10.77	$9.31	$26.70	$25.08
Fourth Quarter	$10.52	$9.47	N/A	N/A

As of December 31, 2011, we had no warrants outstanding.

Issuances of Unregistered Securities

All issuances of unregistered securities have previously been reported.

Equity Compensation Plan Information

The following table sets forth as of December 31, 2011, information concerning our equity compensation plans, including the number of shares issued and available for issuances under our plans, options, warrants and rights; weighted average exercise price of outstanding options, warrants and rights; and the number of securities remaining available for future issuance.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders*	700,000	$8.32	423,831
Total	700,000	$8.32	423,831

*Excludes shares of restricted stock granted, as all of these shares are vested.  No exercise price is required to be paid upon the vesting of the restricted shares of common stock granted.  These shares are issuable under our 2003 equity incentive plan, which provides for the grant of equity-based incentives, including restricted shares of our common stock, stock options, grants of shares and other equity-based awards, to our directors, officers and other employees and those of our subsidiaries selected by our Compensation Committee for participation in the plan.  At inception, 1,992,387 shares were authorized for grant pursuant to this plan.  All shares outstanding, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited.  No participant in our 2003 equity incentive plan may be granted awards in any fiscal year covering more than 500,000 shares of our common stock.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

Our historical consolidated balance sheet data as of December 31, 2011 and 2010 and our consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 have been derived from our audited historical financial statements included elsewhere in this Form 10-K.  The following table shows our selected historical financial data for the periods indicated (in thousands, except per share data). You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data:
Direct premium written	$155,054	$139,290	$131,309	$132,642	$122,708
Net premium written	141,737	121,691	114,743	113,285	118,357

Net premium earned	134,048	117,192	115,153	115,247	96,804
Net investment income	10,538	7,664	6,458	27,143	24,829
Net realized gain (loss)	817	137	307	(45,992)	3,205
Other income, net	6,785	6,744	6,917	6,147	6,445
Total revenue	152,188	131,737	128,835	102,545	131,283
Net loss and loss adjustment expense	96,734	70,943	70,295	80,435	52,074
Policy acquisition and other expense	58,008	53,378	52,333	53,726	42,397
Interest expense	8,985	8,971	9,668	10,528	11,539
Total expenses	163,728	133,292	132,296	144,689	106,010
(Loss) Income from continuing operations before federal income tax expense	(11,540)	(1,555)	(3,461)	(42,144)	25,273
Federal income taxes benefit (expense) for continuing operations	5,009	1,007	1,349	19,559	(10,635)
Net (loss) income from continuing operations	$(6,531)	$(548)	$(2,112)	$(22,585)	$14,638
Selected Balance Sheet Data:
Total investments	224,200	148,965	129,968	138,568	191,024
Total assets	925,424	939,641	1,040,752	1,048,770	1,085,491
Total liabilities	270,042	286,586	256,975	257,315	261,306
Stockholders’ equity	655,382	653,055	783,777	791,455	824,185
Other Data:
Net loss and LAE ratio	72.2%	60.5%	61.0%	69.8%	53.8%
Expense ratio	34.0%	36.0%	35.7%	35.6%	29.2%
GAAP Combined ratio	106.2%	96.5%	96.8%	105.4%	83.0%
Statutory surplus	$118,708	$119,297	$117,063	$108,478	$124,892
Statutory premiums to surplus ratio	119.4%	102.0%	98.0%	104.4%	94.8%
Per Share Data:
Basic (loss) earnings per share attributable to common stockholders	$(0.12)	$(0.24)	$(0.22)	$(0.58)	$5.10
Diluted (loss) earnings per share attributable to common stockholders	$(0.12)	$(0.24)	$(0.22)	$(0.58)	$5.02

Weighted average share information
Basic shares outstanding	56,499	56,492	56,474	56,453	55,421
Diluted shares outstanding	56,511	56,492	56,474	56,453	56,326

Cash dividends declared per share of unit:
Series A preferred stock dividends	$—	$1.24	$2.06	$2.06	$2.06

(1)          Series A preferred stock was redeemed in September 2010.

(2)          All years have been adjusted to reflect the disposal of our manufactured home community properties and related business, except for NLASCO.

(3)          Statutory surplus includes combined surplus of NLIC and ASIC.

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

OUR GENERAL STRUCTURE

At December 31, 2011, HTH is a holding company that owns all of the outstanding shares of NLASCO, Inc., or NLASCO.  NLASCO, in turn, owns National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC, both of which are licensed property and casualty insurers operating in multiple states.  In addition, NLASCO also owns the NALICO GA, a general agency that operates in Texas.  NLIC commenced business in 1949 and currently operates in 15 states, with its largest market being the state of Texas.  NLIC carries a financial strength rating of “A” (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 13 states, its largest market being the state of Arizona.  ASIC carries a financial strength rating of “A” (Excellent) by A.M. Best.  Both of these companies are regulated by the Texas Department of Insurance.

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

DEVELOPMENTS DURING 2011

We extended a senior unsecured loan to SWS Group, Inc .

On July, 29, 2011, the Company extended SWS Group, Inc., or SWS, a $50 million term loan, which bears interest at 8% per annum, is prepayable by SWS subject to certain conditions after three years, and has a maturity of five years.  SWS issued us a warrant to purchase 8,695,652 shares of SWS common stock, $0.10 par value per share, exercisable at a price of $5.75 per share subject to anti-dillution adjustments.

We had an extension to our loan agreement.

On October 27, 2011, NLASCO renewed its line of credit with a financial institution.  The line allows for borrowings by NLASCO up to $5.0 million and is secured by substantially all of NLASCO’s assets.  The line of credit bears interest equal to a base rate, plus 3.75% (5.01% at December 31, 2011), which is due quarterly.  This line of credit will expire in October 2012.  As of December 31, 2011, there was no outstanding balance on the note.

OVERVIEW OF RESULTS

For the year ended December 31, 2011, net loss attributable to common stockholders was $6.5 million, or $0.12 per share, as compared to a net loss attributable to common stockholders of $13.5 million, or $0.24 per share, for the year ended December 31, 2010, and a net loss attributable to common stockholders of $12.4 million, or $0.22 per share, for the year ended December 31, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make certain estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates.  We have provided a summary of our significant accounting policies in Note 1 to the accompanying consolidated financial statements as of, and for the year ended, December 31, 2011.  We have summarized below those accounting policies that require our most difficult, subjective or complex judgments and that have the most significant impact on our financial condition and results of operations.  Our management evaluates these estimates on an ongoing basis.  These estimates are based on information currently available to management and on various other assumptions management believes are reasonable.

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

The underlying process of establishing our best estimate of the liability for unpaid losses and LAE require the use of estimates, actuarial judgment and management considerations and, therefore, is an inherently uncertain process.  The recorded reserves for the companies’ liability for unpaid losses and LAE are estimates based on long term averages.  Actual loss experience in any given year may differ from what is suggested by these averages.  For some lines of business, the written premium volume is small and actual results are therefore subject to an exceptionally high degree of variability.  While the recorded reserves are our best estimate as of a particular point in time, these reserves should be considered best estimates within a wide range of possible outcomes.

In arriving at our best estimate of the unpaid losses and LAE, and based on management discussion with our actuaries, we would consider reasonably likely changes in the key assumptions, such as the underlying loss development pattern or the expected loss ratio, to have an impact on our best estimate by +/- 10%.  As of December 31, 2011, this equates to approximately +/- $1.9 million, which represents approximately 0.3% of equity and 30.2% of calendar year 2011 losses.

The following table presents our gross loss and LAE reserve amounts at December 31, 2011 and 2010 for each of NLIC and ASIC by line of business (dollars in thousands):

For the year ended December 31, 2011

Company	Homeowners	Special Property	Commercial Multiple Peril	Other Liability	All Lines

ASIC	$2,217	$255	$5	$1,316	$3,793
NLIC	26,275	11,913	1,832	1,022	41,042

Consolidated	$28,492	$12,168	$1,837	$2,338	$44,835

For the year ended December 31, 2010

Company	Homeowners	Special Property	Commercial Multiple Peril	Other Liability	All Lines

ASIC	$1,558	$325	$14	$1,021	$2,918
NLIC	37,708	15,655	1,467	1,134	55,964

Consolidated	$39,266	$15,980	$1,481	$2,155	$58,882

Investment Securities.  At December 31, 2011, investment securities consist of U.S. Government, mortgage-backed, corporate debt and equity securities.  Also included in our investment portfolio are other investments, which consist of a note receivable and warrants, held by the parent, HTH.  We have the ability to categorize investments as trading, available-for-sale, and held-to-maturity.  We classify our fixed maturities as either available-for-sale or held-to-maturity and equity securities as available-for-sale.  Trading securities are bought and held principally for the purpose of selling them in the near term.  As of December 31, 2011, all securities were classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value.  Unrealized holding gains and losses on trading securities are included in earnings.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of trading and available-for-sale securities are determined on a specific-identification basis.

We regularly review our investment securities to assess whether the security is impaired and if impairment is other-than-temporary. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, we consider whether we are more likely than not to hold an investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, and forecasted performance of the investee.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method.  Dividend and interest income are recognized when earned.

Fair Value Measurements.  The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820, Fair Value Measurements and Disclosures. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

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

Fixed maturities

The Company utilizes a pricing service to estimate fair value measurements for its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.

The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

The pricing service utilized by the Company has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service but would have to make assumptions for market-based inputs that are unavailable due to market conditions.

The fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for such fixed maturities, other than U.S. Treasury securities, provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy. The estimated fair value of U.S. Treasury securities is included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

The Company reviews the estimates of fair value provided by the pricing service and compares the estimates to the Company’s knowledge of the market to determine if the estimates obtained are representative of the prices in the market. In addition, the Company has periodic discussions with the pricing service to discuss any changes in their process and reactions to overall markets. These processes have not highlighted any significant issues with the fair value estimates received from the pricing service.

Non-Fixed Maturities and Other Investments

Equities—Public Common and Preferred

For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1.

Other Investments

The Company holds investments in SWS as a note receivable and warrants, which are reported in other investments. The $60.4 million fair value of these investments at December 31, 2011 was disclosed in Level 3. The fair value estimate is determined based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2011 in the amount disclosed in Level 3.

Deferred Acquisition Costs.  Costs of acquiring insurance vary with, and are related to, the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses.  These costs are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate.  Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized.  Future investment income is considered in determining the recoverability of deferred acquisition costs.  The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset.  A premium deficiency, and a corresponding charge to income, is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income.  At December 31, 2011, there was no premium deficiency.

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

Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized.  Valuation allowances on deferred tax assets are established, if necessary, to reduce deferred tax assets to an amount expected to be recognized.  In accordance with ASC 740, the Company considered all negative and positive evidence available including our cumulative pre-tax loss position since the quarter ending December 31, 2008, less any abnormal occurrences during that period, as well as future taxable income and reversals of existing taxable temporary differences.  We expect to realize our current deferred tax assets through core earnings, reversal of timing differences, and to the extent necessary, through the implementation of certain tax planning strategies surrounding the Company’s cash holdings.  Therefore, the Company concluded there was sufficient positive evidence to outweigh the negative evidence of the prior year cumulative losses. There is no valuation allowance as of December 31, 2011.

From time to time, management must assess the need to accrue or disclose a possible loss contingency for proposed adjustments from various Federal, state and foreign tax authorities that regularly audit the company in the normal course of business. In making these assessments, management often must analyze complex tax laws of multiple jurisdictions.

Goodwill and Other Indefinite Lived Intangible Assets.  HTH performs our annual goodwill impairment analysis for our reporting units during the fourth quarter of each year.  Management determined that HTH has two reporting units, which are the Parent (the holding company) and NLASCO (the insurance company). Goodwill for HTH represents the excess of the cost over the fair value of the assets of NLASCO of $24.0 million.  Goodwill is tested annually for impairment but is tested more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The goodwill impairment analysis is a two-step test. The first step (Step #1), used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.  The Company has estimated fair values of reporting units based on a discounted cash flow analysis and market approach using historic, normalized actual and forecast results.  The discounted cash flow analysis utilizes thirty years of projected cash flows for the insurance company operations.  The projected financial results are created from critical assumptions and estimates based upon management’s business plan and historical trends, while giving consideration to the overall economic environment.  Determining fair value requires the exercise of significant judgments about appropriate discount rates, business growth rates, the amount and timing of expected future cash flows and market information relevant to our overall company value.

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

Next the Company reviewed the intangible assets both definite and indefinite lived.  The definite lived intangibles relate to customer relationships, agency relationships, trade name and software.  We believe our customer relationships to be consistent with the value given to them based on the current renewal rate being approximately 90%, slightly higher than when NLASCO was purchased.  Our agent relationships remain valuable and we have experienced less than 3% turnover in our agent base since 2007.  Our trade names, NLIC and ASIC, are both “A” rated companies with NLIC increased from “A-” in 2007 and ASIC in 2010. Our internally developed software, PACs, is still the main operating system of the company.

At December 31, 2011, we determined that the estimated fair value of NLASCO exceeded its carrying values and, therefore, we did not perform the second step as described above.  Our fair value exceeded carrying value by 10.9% as of December 31, 2011.  Consequently, we determined that no impairment existed with respect to goodwill and intangible assets at December 31, 2011.

The goodwill impairment analysis is subject to impact from uncertainties arising from such events as changes in economic or competitive conditions, the current general economic environment, material changes in the weather and hard and soft markets within the insurance industry that could positively or negatively impact anticipated future operating conditions and cash flows, and the impact of strategic decisions.  If any of these factors were to material change it may require a reevaluation of our Goodwill.

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Results of insurance operations.  NLASCO’s underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses. NLASCO’s underwriting performance is one of the most important factors in evaluating the overall results of operations given the fluctuations that can occur in loss and LAE due to weather related events, as well as the uncertainties involved in the process of estimating reserves for losses and LAE.  The underwriting results and fluctuations in other revenue and expense items of NLASCO are discussed in greater detail below. The following table shows the underwriting gain or loss, as well as other revenue and expense items included in the financial results of NLASCO for the year ended December 31, 2011 and 2010 (in thousands).

	Year Ended December 31,
NLASCO Summary of Insurance Operations	2011	2010	Dollar	Percentage
Underwriting gain (loss)
Homeowners	$(123)	$(2,564)	$2,441	95.2%
Fire	(2,057)	1,844	(3,901)	-211.6%
Mobile Home	(5,811)	845	(6,656)	-787.7%
Commercial	(2,305)	1,779	(4,084)	-229.6%
Other	185	188	(3)	-1.6%
Total underwriting (loss) gain	$(10,111)	$2,092	$(12,203)	-583.3%

Other revenue (expense items)
Net investment income	6,306	5,873	433	7.4%
Net realized gains on investments	817	137	680	496.5%
Other income	6,785	6,744	41	0.6%
Depreciation and amortization	(1,714)	(1,788)	74	4.2%
Interest (expense)	(1,904)	(1,961)	57	2.9%
Total other revenue (expense) items	10,290	9,005	1,285	14.3%
Operating income before federal income taxes	179	11,097	(10,918)	-98.4%
Federal income tax expense on operating income	129	3,934	(3,805)	-96.7%
Net income from continuing operations of NLASCO	$50	$7,163	$(7,113)	-99.3%

Revenue.  Revenue for the year ended December 31, 2011 was $152.5 million, compared to $131.7 million for the year ended 2010.  This increase is due to net premiums earned of $134.0 for the year ended 2011, compared to $117.2 million for the year ended 2010, $10.8 million of net investment income for the year ended 2011 compared to $7.7 million for the year ended 2010, $6.8 million of other income for the year ended 2011 compared to $6.7 million in 2010 and $0.8 million in net realized investment gains for the year ended 2011 as compared to $0.1 million for the year ended 2010.

Net premiums earned are up $16.9 million for the year ended 2011 as compared to the year ended 2010 due to higher written premiums of $16.1 million and lower reinsurance costs of $4.0 million, offset by increase in unearned premiums of $3.2 million.  Net investment income increased $2.9 million for the year ended 2011 as compared to the year ended 2010 due to higher investment income at the parent (HTH) of $2.5 million and $0.4 million at NLASCO.

Underwriting Results.  The following table shows the components of NLASCO’s underwriting gain for the year ended December 31, 2011 and 2010.  NLASCO’s underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses.  The underwriting results are discussed below (in thousands).

	Year Ended December 31,
	2011	2010	Dollar	Percentage
Direct premiums written	$155,054	$139,290	$15,764	11.3%
Net premiums written	$141,737	$121,691	$20,046	16.5%

Net premiums earned	$134,048	$117,192	$16,856	14.4%
Loss and LAE	96,734	70,943	25,791	36.4%
Policy acquisition and other underwriting expenses	47,425	44,157	3,268	7.4%
Underwriting (loss) gain	$(10,111)	$2,092	$(12,203)	-583.3%

Agency expenses	$(1,789)	$(1,966)	$177	9.0%
Loss and LAE ratio	72.2%	60.5%	11.7%
Policy acquisition and other underwriting less agency expense ratio	34.0%	36.0%	-2.1%
Combined ratio	106.2%	96.5%	9.7%

The loss and LAE ratio is loss and LAE expenses divided by net premiums earned for the same period.  The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense divided by net premiums earned for the same period.  Combined ratio gives you the sum of both previous ratios.

Our combined ratio for the twelve months ended December 31, 2011 is 106.2%, as compared to 96.5% for the same period in 2010.  The 9.7% increase in combined ratio in 2011 is primarily due to the 11.7% increase in loss and LAE ratio for the twelve months ended December 31, 2011, as compared to 2010. Loss and LAE expenses increased 36.4% in the twelve months ended 2011, as compared to 2010, due to higher incurred losses associated with wind and hail storms in Texas and additional losses associated with a 14.4% increase in earned premiums.  Texas typically experiences seasonal tornado and hail storms; however, NLASCO suffered a dramatic increase in losses from five storms in April and May 2011 that created $19.3 million in incurred losses.  Additionally, there were fifteen days of widely dispersed, exceptional weather related losses experienced during the three months ended June 30, 2011, which had incurred losses of $8.1 million.  NLASCO also experienced an increase in the frequency and severity of fire losses, which resulted in $7.1 million in incurred losses above prior year.  Policy acquisition and other underwriting expenses increased 7.4% for the twelve months ended December 31, 2011, as compared to 2010, which is a direct result of an 11.3% increase in direct written premiums.

The Company seeks to consistently generate underwriting profitability.  Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios.  The non-catastrophic loss ratio excludes Property Claim Services (PCS) events that exceed $1.0 million of losses to NLASCO.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the twelve months ended December 31, 2011, catastrophic events that did not exceed our reinsurance retention accounted for $19.3 million of the total loss and loss adjustment expense, as compared to $12.3 million for the same period in 2010.  Excluding catastrophic events, our combined ratios for the twelve months ended December 31, 2011 and 2010 would have been 90.9% and 86.0%, respectively.

For the twelve months ended December 31, 2011 and 2010, the Company had incurred losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly.  The Company also incurred losses in 2011 related to a catastrophic wind and hail storm in Arizona from October 2010.  Gross losses incurred from these storms had favorable development of $7.0 million for the year ended December 31, 2011, compared to $28.9 million of development for the same period in 2010.  The redundancy in 2011 is primarily due to decreases in ultimate losses for Hurricane Ike and Hurricane Dolly of $9.3 million and $1.0 million, respectively, which were offset by development on the Arizona storm of $3.3 million.  The losses in the year ended December 31, 2010 relate primarily to lawsuits filed in response to the pending expiration of the statute of limitations.  These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable.  The primary financial effect is additional reinstatement premium payable to the affected reinsurers.  For the year ended December 31, 2011 and 2010, the Company incurred reinstatement premiums of $0.1 million and $2.5 million, respectively.

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

Direct premiums written by major product line for the year ended December 31, 2011 and 2010 are presented in the table below (in thousands):

	Year Ended December 31,
	2011	2010	Dollar	Percentage
Direct Premiums Written:
Homeowners	$70,177	$63,413	$6,764	10.7%
Fire	49,812	45,637	4,175	9.1%
Mobile Home	26,353	22,344	4,009	17.9%
Commercial	8,380	7,537	843	11.2%
Other	332	359	(27)	-7.5%
	$155,054	$139,290	$15,764	11.3%

Total direct premiums written increased for the year ended December 31, 2011 for all insurance products except for other due to expanded distribution of additional insurance products and growth on existing insurance products.  New homeowners and commercial insurance products generated $9.0 million in direct written premiums for the twelve months ended December 31, 2011.  Our existing products grew by $6.8 million in Texas, Oklahoma, Georgia, Tennessee and Arizona in the twelve months ended December 31, 2011, as compared to the same period in 2010.

Net premiums written by major product line for the year ended December 31, 2011 and 2010 are presented in the table below (in thousands):

	Year Ended December 31,
	2011	2010	Dollar	Percentage
Net Premiums Written:
Homeowners	$64,150	$55,401	$8,749	15.8%
Fire	45,534	39,871	5,663	14.2%
Mobile Home	24,090	19,521	4,569	23.4%
Commercial	7,660	6,585	1,075	16.3%
Other	303	313	(10)	-3.2%
	$141,737	$121,691	$20,046	16.5%

Total net premiums written increased for the year ended December 31, 2011 for all lines of business, except other, due to higher direct written premiums of $15.8 million, and a decrease in ceded premiums of $4.0 million.  Ceded premiums decreased primarily as a result of lower reinstatement premiums of $2.4 million and lower reinsurance costs of $1.9 million in 2011 as compared to 2010.  Reinsurance costs decreased in the year ended December 31, 2011, due to the Company increasing retention by $2.0 million.

Net premiums earned by major product line for the year ended December 31, 2011 and 2010 are presented in the table below (in thousands):

	Year Ended December 31,
	2011	2010	Dollar	Percentage
Net Premiums Earned:
Homeowners	$60,671	$53,353	$7,318	13.7%
Fire	43,063	38,397	4,666	12.2%
Mobile Home	22,783	18,799	3,984	21.2%
Commercial	7,244	6,341	903	14.2%
Other	287	302	(15)	-5.0%
	$134,048	$117,192	$16,856	14.4%

Net premiums earned for the year ended December 31, 2011 increased $16.9 million as compared to 2010 due to an increase in net premiums written of $20.0 million, offset by an increase in unearned premiums of $3.2 million.

Loss and Loss Adjustment Expenses.  Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers.  Loss and LAE for the twelve months ended December 31, 2011 was $96.7 million, as compared to $70.9 million for the same period in 2010.  The $25.8 million increase is a result of wind and hail storms that occurred in 2011 in Texas, in which five storms incurred losses of $19.3 million, and fifteen days of widely dispersed, exceptional weather related losses had incurred losses of $8.1 million.

The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned.  The loss and LAE ratio for the year ended December 31, 2011 and 2010 was 72.2% and 60.5%, respectively.

The Company’s net loss and LAE and the gross loss and LAE ratios for the year ended December 31, 2011 and 2010 are shown in the tables below:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Loss and LAE (in thousands):
Homeowners	$39,329	$35,814
Fire	29,885	22,085
Mobile Home	20,534	10,871
Commercial	6,986	2,173
	$96,734	$70,943

Incurred Claim Count:
Homeowners	6,838	8,010
Fire	8,413	6,273
Mobile Home	9,518	4,870
Commercial	1,162	998
	25,931	20,151
Average Loss and LAE per Claim:
Homeowners	$5,752	$4,471
Fire	3,552	3,521
Mobile Home	2,157	2,232
Commercial	6,012	2,177

Loss and LAE Ratio:
Homeowners	64.8%	67.1%
Fire	69.4%	57.5%
Mobile Home	90.1%	57.8%
Commercial	96.4%	34.3%

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the year ended December 31, 2011 and 2010 were as follows (in thousands):

	Twelve Months Ended December 31,
	2011	2010	Dollar	Percentage
Amortization of deferred policy acquisition costs	$34,755	$31,256	$3,499	11.2%
Other underwriting expenses	12,670	12,901	(231)	-1.8%
Total policy acquisition and other underwriting expenses	47,425	44,157	3,268	7.4%
Agency expenses	(1,789)	(1,966)	177	9.0%
Total policy acquisition and other underwriting expenses less agency expenses	$45,636	$42,191	$3,445	8.2%
Net premiums earned	$134,048	$117,192	$16,856	14.4%
Expense ratio	34.0%	36.0%	-2.0%

Total policy acquisition and other underwriting expenses, less agency expenses, are up $3.5 million for the twelve months ended December 31, 2011, as compared to the same period in 2010, due to higher amortization of deferred policy acquisition costs (DAC).  DAC increased during the year ended December 31, 2011 due to increases in direct written premiums, as compared to the year ended 2010.

General and Administrative Expense.  General and administrative expense for 2011 was $8.9 million, as compared to $7.4 million for 2010, an increase of $1.5 million, or 20.3%.  This increase is primarily due to increases in professional services of $1.0 million and other administrative expenses of $0.5 million.  The increase in professional fees is due to an increase in acquisition activities related to due diligence activities in 2011.  Other administrative expenses increased due to the premium of $0.5 million paid on the repurchase of $6.9 million of our senior exchangeable notes.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $1.7 million for the year ended December 31, 2011, as compared to $1.8 million in 2010.

Interest Expense.  Interest expense was $9.0 million for the twelve months ended 2011 and 2010.

Income Taxes.  The Company had a $5.0 million income tax benefit for the year ended December 31, 2011, compared to $1.0 million for 2010.  The benefit increased in 2011 due to pre-tax losses of $11.5 million for the year ended December 31, 2011 as compared to $1.6 million loss for the same period in 2010.  Also contributing to the benefit in 2011 was the release of the allowance for uncertain tax positions on the state tax receivable at the parent of $1.0 million. We allocate income taxes in accordance with ASC 740.

Preferred Stock Dividend.  On March 11, 2010 and June 10, 2010, the HTH board of directors declared quarterly cash dividends of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2010 and July 30, 2010, amounting to $2.6 million on each disbursement date.  On August 6, 2010, the Company called for redemption all of the outstanding shares of its Series A Preferred Stock.  The Series A Preferred Stock was redeemed on September 6, 2010, at a cash redemption price of $25.2063 per share, representing the liquidation preference of $25.00 per share, plus accrued and unpaid dividends to, and including, the date of redemption.  For the twelve months ended December 31, 2011, the dividend was $0.00 per share as compared to $1.2375 per share in the twelve months ended December 31, 2010.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was $6.5 million for 2011, as compared to $13.5 million for 2010, a decrease of $7.0 million.  The majority of this difference is due to the lower underwriting profit of $12.2 million for the twelve months ended December 31, 2011, as compared to 2010.

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

	Year Ended December 31,
NLASCO Summary of Insurance Operations	2010	2009	Dollar	Percentage
Underwriting gain (loss)
Homeowners	$(2,564)	$(4,227)	$1,663	39.3%
Fire	1,844	3,556	(1,712)	-48.1%
Mobile Home	845	1,155	(310)	-26.8%
Commercial	1,779	967	812	84.0%
Other	188	209	(21)	-10.0%
Total underwriting gain(loss)	$2,092	$1,660	$432	-26.0%

Other revenue (expense items)
Net investment income	5,873	6,165	(292)	-4.7%
Net realized gains (losses) on investments	137	83	54	65.1%
Other income	6,744	6,917	(173)	-2.5%
Depreciation and amortization	(1,788)	(1,981)	193	9.7%
Interest (expense)	(1,961)	(2,601)	640	24.6%
Total other revenue (expense) items	9,005	8,583	422	4.9%
Operating income (loss) before federal income taxes	11,097	10,243	854	8.3%
Federal income tax expense on operating income	3,934	3,578	356	-9.9%
Net income (loss) from continuing operations of NLASCO	$7,163	$6,665	$498	7.5%

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

	Year Ended December 31,
	2010	2009	Dollar	Percentage
Direct premiums written	$139,290	$131,309	$7,981	6.1%
Net premiums written	$121,691	$114,743	$6,948	6.1%

Net premiums earned	$117,192	$115,153	$2,039	1.8%
Loss and LAE	70,943	70,295	648	0.9%
Policy acquisition and other underwriting expenses	44,157	43,198	959	2.2%
Underwriting gain	$2,092	$1,660	$432	26.0%

Agency expenses	$(1,966)	$(2,051)	$85	4.1%
Loss and LAE ratio	60.5%	61.0%	-0.5%
Policy acquisition and other underwriting less agency expense ratio	36.0%	35.7%	0.3%
Combined ratio	96.5%	96.7%	-0.2%

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

The Company seeks to consistently generate underwriting profitability.  Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios.  The non-catastrophic loss ratio excludes Property Claim Services (PCS) events that exceed $250,000 of losses to NLASCO.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the twelve months ended December 31, 2010, catastrophic events that did not exceed our reinsurance retention accounted for $12.3 million of the total loss and loss adjustment expense, as compared to $9.8 million for the same period in 2009.  Excluding catastrophic events, our combined ratios for the twelve months ended December 31, 2010 and 2009 would have been 86.0% and 88.2%, respectively.

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
Net Premiums Written:
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

The Company’s net loss and LAE and the gross loss and LAE ratios for the year ended December 31, 2010 and 2009 are shown in the tables below (in thousands, except claim count figures):

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

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the year ended December 31, 2010 and 2009 were as follows (in thousands):

	Twelve Months Ended December 31,
	2010	2009	Dollar	Percentage
Amortization of deferred policy acquisition costs	$31,256	$30,354	$902	3.0%
Other underwriting expenses	12,901	12,844	57	0.4%
Total policy acquisition and other underwriting expenses	44,157	43,198	959	2.2%
Agency expenses	(1,966)	(2,051)	85	4.1%
Total policy acquisition and other underwriting expenses less agency expenses	$42,191	$41,147	$1,044	2.5%
Net premiums earned	$117,192	$115,153	$2,039	1.8%
Expense ratio	36.0%	35.7%	0.3%

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

LIQUIDITY AND CAPITAL RESOURCES

HTH is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $925 million at December 31, 2011.  HTH’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making opportunistic acquisitions, and, if necessary or appropriate, from additional equity or debt financing sources.

As of December 31, 2011, we had $578.5 million in cash and cash equivalents, consisting of $533.4 million held by the parent company and $45.1 million held by NLASCO and its subsidiaries.  At December 31, 2011, we had total investments of $224.2 million, consisting of investments in available-for-sale equities with a fair value of $19.0 million, $144.8 million in fair value of fixed maturities securities and other investments consisting of a note receivable and warrants with a combined fair value of $60.4 million. HTH held $10.1 million of the investments in available-for-sale equities and $60.4 million of other investments.  NLASCO held $152.1 million in available-for-sale fixed maturity securities and $8.9 million in available-for-sale equity securities.

On July, 29, 2011, the Company extended SWS a $50 million term loan, which bears interest of 8% per annum. SWS issued us warrants to purchase 8,695,652 shares of SWS common stock, $0.10 par value per share, exercisable at a price of $5.75 per share subject to anti-dillution adjustments. HTH began purchasing SWS common stock during the quarter ended September 30, 2011 and, as of December 31, 2011, has accumulated $10.1 million of the common stock at fair value.

In November 2011, NLASCO purchased $6.9 million of the HTH senior exchangeable notes at a premium of $0.5 million.  In accordance with GAAP, this purchase was eliminated in consolidation.  Therefore, as of December 31, 2011, we had $131.5 million of debt, consisting of $84.0 million of senior exchangeable notes and $47.5 million of debt owed by NLASCO and its subsidiaries.

Our short-term liquidity needs as of December 31, 2011 include (a) funds to pay our insurance claims of NLASCO and subsidiaries and (b) funds to service our total debt of $131.5 million.

Our insurance operating subsidiary, NLASCO, has primary investment objectives to preserve capital and manage for a total rate of return. NLASCO’s strategy is to purchase securities in sectors that represent the most attractive relative value.  Bonds, cash and short-term investments constituted $197.2 million, or 95.7%, of NLASCO’s $206.1 million in investments at

December 31, 2011. NLASCO had $8.9 million, or 4.3% of its investments, in equity investments as of December 31, 2011.  We currently do not have any significant concentration in both direct and indirect guarantor exposure.  NLASCO has no investments in subprime mortgages.  NLASCO has custodial agreements with A.G. Edwards and Wells Fargo Bank and an investment management agreement with DTF Holdings, LLC.

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

Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only.  Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed that exceed the greater of ten percent of the company’s surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period.  The subsidiaries paid no dividends to NLASCO in 2009, $6.0 million in March 2010 and no dividends in 2011.  At December 31, 2011, the maximum dividend that may be paid to NLASCO in 2012 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders.  At December 31, 2011, NLASCO’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or RBC, requirements for insurance companies that establish minimum capital requirements relating to insurance risk, credit risk, interest rate risk and business risk.  The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action.  At December 31, 2011, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to carry out our normal business activities, including debt payments on our senior exchangeable notes.

CASH FLOWS

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Cash used in operations was $3.3 million in 2011, as compared to cash provided by operation of $9.9 million in 2010.  The Company used $13.2 million more cash in 2011 due to higher loss from operations of $6.0 million, lower income tax receivable of $2.3 million, lower deferred income taxes of $5.4 million, changes in operating assets and liabilities of $9.1 million and lower loss and LAE reserves of $39.1 million.  These negative operating results were offset by a decrease in reinsurance recoverables of $43.7 million, an increase in unearned premiums of $3.2 million, and a decrease in payable to related party of $3.4 million.

Loss and LAE reserves and reinsurance recoverables decreased $39.1 million and $43.7 million, respectively, primarily due to settlement of claims relating to Hurricane Ike. Unearned premiums increased $3.2 million due to an increase in direct written premiums in 2011 of $15.8 million.  Changes in operating assets and liabilities decreased $9.1 million due to a decrease in accounts payable and accrued expenses of $8.1 million.  This is due to the changes in the reinsurance payable of $7.4 million.

Cash used in investing activities was $60.7 million in 2011, as compared to $16.7 million in 2010. The increase in cash used by investing activities of $44.0 million was primarily due to purchases of available-for-sale securities and other investments of $11.5 million and $50.0 million, respectively, lower proceeds from sales of available-for-sale securities of $11.2 million, offset by proceeds from sales of held-to-maturity securities of $7.4 million.

Cash used in financing activities was $6.9 million in 2011, as compared with $133.8 million in 2010.  The decrease in cash used in financing activities was primarily due to the redemption of preferred stock in 2010 of $125 million.  The cash used in 2011 is related to the repurchase of the parent held senior exchangeable notes by NLASCO.

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

The increase in deferred acquisition costs is attributable to increases in higher written premiums in the year ended December 2010 as compared to 2009. The decrease in income taxes payable is due to receiving $1.9 million in refunds on income taxes in 2010 as compared to receiving $23.4 million in refunds in 2009.  Changes in operating assets and liabilities increased $10.2 million due to increases in loss and LAE reserves of $6.3 million, increases in reinstatement premiums payable of $5.4 million, decreases in investments of $0.5 million and decreases in premium and agents’ balances of $1.0 million.

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

INFLATION

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2011, 2010 and 2009. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the U.S. economy and may increase the cost of labor and utilities.

COMMITMENTS

At December 31, 2011, we had $131.5 million of outstanding indebtedness.  It consists of the following: $84 million, or 64%, of our total indebtedness is fixed rate and $47.5 million, or 36%, is variable rate.  At December 31, 2011, we had the following indebtedness outstanding with the following repayment obligations (in thousands):

	Principal Commitments			Interest Commitments			Total Debt Commitments
	Fixed	Variable	Total	Fixed	Variable(1)	Total	Fixed	Variable	Total

2012	$—	$—	$—	$6,296	$1,865	$8,161	$6,296	$1,865	$8,161
2013	—	—	—	6,296	2,203	8,499	6,296	2,203	8,499
2014	—	—	—	6,296	2,564	8,860	6,296	2,564	8,860
2015	—	—	—	6,296	2,934	9,230	6,296	2,934	9,230
2016	—	—	—	6,296	3,143	9,439	6,296	3,143	9,439
Thereafter	83,950	47,500	131,450	50,370	59,717	110,087	134,320	107,217	241,537
Commitments	$83,950	$47,500	$131,450	$81,851	$72,426	$154,277	$165,801	$119,926	$285,727

(1)  For variable rate debt, interest commitments were calculated as expected interest payments based on the weighted average of current interest rates.

At December 31, 2011 the following table shows our outstanding commitments for leases (in thousands).

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

Reserves
in thousands

2012	$24,660
2013	10,178
2014	6,232
2015	3,138
2016	359
Thereafter	268
$44,835

The following table sets forth certain information with respect to our indebtedness outstanding as of December 31, 2011 and 2010 excluding indebtedness related to assets held for sale (in thousands):

	Year Ended December 31,
	2011	2010

Senior exchangeable notes due 2025, 7.50% per annum	$83,950	$90,850
Insurance company line of credit due October 2011, base rate less 0.5% per annum	—	—
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (4.66% at December 31, 2011)	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (4.61% at December 31, 2011)	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (4.61% at December 31, 2011)	7,500	7,500
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (3.96% at December 31, 2011)	20,000	20,000
	$131,450	$138,350

RECENT ACCOUNTING PROCOUNCEMENTS

Please refer to financial statement footnotes for accounting pronouncements.

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

As of December 31, 2011 our total debt outstanding was $131.5 million, comprised of approximately $83.9 million of indebtedness subject to fixed interest rates. Approximately $47.5 million, or 36%, of our total consolidated debt is variable rate debt.

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

The fair value of debt outstanding as of December 31, 2011 was approximately $130.0 million.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report, which appears on Page F-2 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, or in Item 5 of this Annual Report on Form 10-K for the year ended December 31, 2011, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this Item is contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

MARCH 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JEREMY B. FORD	President, Chief Executive Officer and Director	March 9, 2012
Jeremy B. Ford	(Principal Executive Officer)

/s/ DARREN PARMENTER	Senior Vice President (Principal Financial and	March 9, 2012
Darren Parmenter	Accounting Officer)

/s/ RHODES BOBBITT	Director and Audit Committee Member	March 9, 2012
Rhodes Bobbitt

/s/ W. JORIS BRINKERHOFF	Director	March 9, 2012
W. Joris Brinkerhoff

/s/ CHARLES R. CUMMINGS	Director and Chairman of Audit Committee	March 9, 2012
Charles R. Cummings

/s/ J. MARKHAM GREEN	Director and Audit Committee Member	March 9, 2012
J. Markham Green

/s/ JESS T. HAY	Director	March 9, 2012
Jess T. Hay

/s/ WILLIAM T. HILL, JR.	Director	March 9, 2012
William T. Hill, Jr.

/s/ W. ROBERT NICHOLS, III	Director	March 9, 2012
W. Robert Nichols, III

/s/ C. CLIFTON ROBINSON	Director	March 9, 2012
C. Clifton Robinson

/s/ KENNETH D. RUSSELL	Director	March 9, 2012
Kenneth D. Russell

/s/ CARL B. WEBB	Director	March 9, 2012
Carl B. Webb

Exhibit Number	Description of Exhibit

3.1

Articles of Amendment and Restatement of Affordable Residential Communities Inc., dated February 16, 2004, as amended or supplemented by: Articles Supplementary, dated February 16, 2004; Corporate Charter Certificate of Notice, dated June 6, 2005; Articles of Amendment, dated January 23, 2007; Articles of Amendment, dated July 31, 2007; Corporate Charter Certificate of Notice, dated September 23, 2008; and Articles Supplementary, dated December 15, 2010 (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

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

4.2	Corporate Charter Certificate of Notice, dated June 6, 2005 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-12585) and incorporated herein by reference).

4.3.1

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

10.2.3†	Form of Affordable Residential Communities Inc. 2003 Equity Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.2.3 to the Registrant’s Annual

Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).

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

10.9.1†

Management Services Agreement, dated April 28, 2008, but effective as of January 1, 2008, by and between Hilltop Holdings Inc. and Diamond A Administration Company LLC (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference).

10.9.2†

First Amendment to Management Services Agreement, dated as of March 15, 2010, by and between Hilltop Holdings Inc. and Diamond A Administration Company LLC (filed as Exhibit 10.14.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2010, and incorporated herein by reference).

10.9.3†

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

10.11†

Retirement and Release Agreement, dated December 1, 2009, by and between Hilltop Holdings Inc. and Larry D. Willard (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.12†	Compensation arrangement with Jeremy B. Ford (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on May 5, 2010, and incorporated herein by reference).

10.13.1

Funding Agreement, dated as of March 20, 2011, between SWS Group, Inc. Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2011, and incorporated herein by reference).

10.13.2

Credit Agreement, dated as of July 29, 2011, among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by SWS Group, Inc. on August 1, 2011 and incorporated herein by reference).

10.13.3

Investor Rights Agreement, dated as of July 29, 2011, among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (filed as Exhibit 4.4 to the Current Report on Form 8-K filed by SWS Group, Inc. on August 1, 2011 and incorporated herein by reference).

10.13.4

Warrant to purchase up to 8,695,652 shares of SWS Group, Inc. common stock issued to Hilltop Holdings Inc. on July 29, 2011 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by SWS Group, Inc. on August 1, 2011 and incorporated herein by reference).

14.1

Hilltop Holdings, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer of Affordable Residential Communities Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Accounting Officer of Hilltop Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

†  Exhibit is a management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Hilltop Holdings Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hilltop Holdings Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 9, 2012

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 and 2010

(in thousands except share and per share data)

	December 31,	December 31,
	2011	2010
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $135,166 and $115,344 respectively)	$144,801	$123,162
Held-to-maturity securities, at amortized cost (fair value of $0 and $18,059, respectively)	—	17,035
Equity securities
Available for sale securities, at fair value (cost of $16,813 and $8,478, respectively)	19,022	8,768
Other investments
Notes receivable, at fair value (amortized cost of $38,641 and $0, respectively)	38,588	—
Warrants, at fair value (cost of $12,068 and $0, respectively)	21,789	—
Total investments	224,200	148,965

Cash and cash equivalents	578,520	649,439
Accrued interest and dividends	1,576	1,519
Premiums receivable	24,390	22,490
Deferred acquisition costs	19,182	17,237
Reinsurance receivable, net of uncollectible amounts	25,861	45,655
Prepaid reinsurance premiums	5,056	4,898
Income tax receivable	77	—
Deferred income taxes	8,354	9,115
Goodwill	23,988	23,988
Intangible assets, definite life	6,074	7,599
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	2,128	2,021
Loan origination costs, net	2,471	2,871
Other assets	548	844
Total Assets	$925,425	$939,641

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and loss adjustment expenses	$44,835	$58,882
Unearned premiums	80,661	72,814
Reinsurance payable	2,845	5,666
Accounts payable and accrued expenses	8,121	8,600
Income taxes payable	—	78
Notes payable	131,450	138,350
Other liabilities	2,130	2,196
Total liabilities	270,042	286,586

Commitments and Contingencies (see Note 16)

Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 56,500,828 and 56,495,410 shares issued and outstanding at December 31, 2011 and 2010, respectively	565	565
Additional paid-in capital	918,192	918,046
Accumulated other comprehensive gain	13,983	5,270
Accumulated deficit	(277,357)	(270,826)
Total stockholders’ equity	655,383	653,055
Total liabilities and stockholders’ equity	$925,425	$939,641

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands except per share data)

	2011	2010	2009
Revenue:
Net premiums earned	$134,048	$117,192	$115,153
Net investment income	10,538	7,664	6,458
Other income	6,785	6,744	6,917
Net realized gains (losses) on investments
Other-than-temporary impairments on fixed maturity securities	—	(70)	(841)
Other realized investment gains, net	817	207	1,148
Total realized investment gains, net	817	137	307
Total revenue	152,188	131,737	128,835
Expenses:
Loss and loss adjustment expenses	96,734	70,943	70,295
Policy acquisition and other underwriting expenses	47,425	44,157	43,198
General and administrative expenses	8,870	7,433	7,154
Depreciation and amortization	1,714	1,788	1,981
Interest expense	8,985	8,971	9,668
Total expenses	163,728	133,292	132,296

Loss before income tax benefit	(11,540)	(1,555)	(3,461)
Income tax benefit	5,009	1,007	1,349
Net loss	(6,531)	(548)	(2,112)
Preferred stock dividend	—	(7,047)	(10,313)
Loss on redemption of preferred stock	—	(5,892)	—
Net loss attributable to common stockholders	$(6,531)	$(13,487)	$(12,425)

Loss per share from operations less preferred dividends
Basic loss per share	$(0.12)	$(0.13)	$(0.22)
Diluted loss per share	$(0.12)	$(0.13)	$(0.22)

Loss per share attributable to common stockholders
Basic loss per share	$(0.12)	$(0.24)	$(0.22)
Diluted loss per share	$(0.12)	$(0.24)	$(0.22)

Weighted average share information
Basic shares outstanding	56,499	56,492	56,474
Diluted shares outstanding	56,511	56,492	56,474

The accompanying notes are an integral part of these consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, December 31, 2008	5,000	$119,108	56,456	$564	$917,682	$(985)	$(244,914)	$791,455
Net loss							(2,112)	(2,112)
Other comprehensive income, net of tax of $2,440						4,532		4,532
Total comprehensive income								2,420
Preferred stock dividends declared							(10,313)	(10,313)
Common stock issued to board members			12	1	136			137
Options exercised			17					—
Stock compensation expense					78			78
Balance, December 31, 2009	5,000	$119,108	56,485	$565	$917,896	$3,547	$(257,339)	$783,777
Net loss							(548)	(548)
Other comprehensive income, net of tax of $928						1,723		1,723
Total comprehensive income								1,175
Preferred stock dividends declared							(7,047)	(7,047)
Redemption of Series A preferred stock	(5,000)	(119,108)					(5,892)	(125,000)
Common stock issued to board members			10		111			111
Common stock retired					(2)			(2)
Stock compensation expense					41			41
Balance, December 31, 2010	—	$—	56,495	$565	$918,046	$5,270	$(270,826)	$653,055
Net loss							(6,531)	(6,531)
Other comprehensive income, net of tax of $4,692						8,713		8,713
Total comprehensive income								2,182
Common stock issued to board members			6		48			48
Stock compensation expense					98			98
Balance, December 31, 2011	—	$—	56,501	$565	$918,192	$13,983	$(277,357)	$655,383

The accompanying notes are an integral part of these consolidated financial statements

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 and 2009

(in thousands)

	For the Twelve Months Ended December 31
	2011	2010	2009
Cash flow from operating activities:
Net loss	$(6,531)	$(548)	$(2,112)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Decrease (increase) in reinsurance recoverables	19,794	(23,886)	(4,825)
Increase (decrease) in unearned premiums	7,847	4,669	(306)
Depreciation and amortization	1,714	1,788	1,981
Stock grant compensation expense	146	150	214
Amortization of loan origination costs	400	197	197
Decrease (increase) in income tax payable	(78)	78	—
(Decrease) increase in payable to related party	(263)	(3,651)	761
Realized gains on investments	(817)	(137)	(307)
(Increase) decrease in income tax receivable	(77)	2,187	22,411
Increase in premium and agents balances	(1,900)	(1,535)	(492)
(Increase) decrease in deferred acquisition costs	(1,945)	(1,492)	190
(Decrease) increase in deferred income taxes	(3,930)	1,488	995
Changes in operating assets and liabilities	(3,635)	5,441	436
(Decrease) increase in loss and loss adjustment expense reserves	(14,047)	25,102	(243)
Net cash (used in) provided by operating activities	$(3,322)	$9,851	$18,900

Cash flow from investing activities:
Purchases of available-for-sale securities	(31,583)	(43,123)	(1,094,906)
Purchase of other investments	(50,000)	—	—
Purchases of held-to-maturity securities	—	(1,606)	(331)
Proceeds from sales of available-for-sale securities	5,523	16,726	23,647
Proceeds from sales of held-to-maturity securities	7,336	—	—
Proceeds from maturities of available-for-sale securities	8,323	8,316	1,086,227
Proceeds from maturities of held-to-maturity securities	—	3,350	646
Purchases of fixed assets	(296)	(322)	(1,715)
Decrease (increase) in restricted cash	—	—	18,500
Net cash (used in) provided by investing activities	$(60,697)	$(16,659)	$32,068

Cash flow from financing activities:
Repayment of debt	(6,900)	—	(18)
Payment of preferred dividends	—	(8,766)	(10,313)
Redemption of preferred stock	—	(125,000)	—
Net cash used in financing activities	(6,900)	(133,766)	(10,331)
Net (decrease) increase in cash and cash equivalents	(70,919)	(140,574)	40,637
Cash and cash equivalents, beginning of period	649,439	790,013	749,376
Cash and cash equivalents, end of period	$578,520	$649,439	$790,013

Non-cash financing and investing transactions:
Dividends declared but unpaid	$—	$—	$1,719

Supplemental cash flow information:
Cash paid for interest	$8,780	$8,799	$9,209
Cash paid for income taxes	$(811)	$(1,907)	$(23,890)

The accompanying notes are an integral part of these consolidated financial statements

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

1.  Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Hilltop Holdings Inc., (“Hilltop”,”HTH”, or the “Company”), was organized in July 1998 as a Maryland corporation.  HTH is a holding company that is endeavoring to make opportunistic transactions.  In connection with this strategy, we are identifying and evaluating potential targets on an ongoing basis.

NLASCO, Inc. is a Delaware corporation that specializes in providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States.  NLASCO operates through its wholly-owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).  Texas comprises approximately 72% of our business, with Arizona 8%, Oklahoma 7%, Tennessee 6%, Georgia 3%, Louisiana 2%, and the remaining states in which we do business makes up the other 2%.

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

Summary of Significant Accounting Policies

Investment Securities

At December 31, 2011, investment securities consist of U.S. Government, mortgage-backed, corporate debt and equity securities.  Also included in our investment portfolio are other investments, which consist of a note receivable and warrants held by the parent, HTH.  We have the ability to categorize investments as trading, available-for-sale, and held-to-maturity.  We classify our fixed maturities as either available-for-sale or held-to-maturity and equity securities as available-for-sale.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Held-to-maturity debt securities are those securities in which we have the ability and intent to hold the security until maturity.  As of December 31, 2011, all securities were classified as available-for-sale.

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

We regularly review our investment securities to assess whether the security is impaired and if impairment is other-than-temporary. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, we consider whether we are more likely than not to hold an investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end, and forecasted performance of the investee.

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

Restricted Cash

On January 5, 2009, the third party loan for which we provided a guaranty and designated as restricted cash of $18.5 million was repaid in full, thus relieving us of any further obligation. At December 31, 2011 and 2010, we had no cash and cash equivalents designated as restricted.

Premiums Receivable

Premiums receivable include premiums written and not yet collected. The company routinely evaluates the receivable balance to determine if an allowance for uncollectible amounts is necessary.  At December 31, 2011 and 2010, the Company determined no valuation allowance was necessary.

Deferred Acquisition Costs

Costs of acquiring insurance vary with and are primarily related to the production of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred acquisition costs. The Company regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed related unearned premiums and anticipated investment income.  At December 31, 2011 and 2010, there was no premium deficiency.

Reinsurance

In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy.  The Company routinely evaluates the receivable balance to determine if any uncollectible balances exist.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of cost over fair value of net assets acquired. Goodwill is tested annually during the fourth quarter for impairment and is tested more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Management determined that HTH has two reporting units, which are the Parent (the holding company) and NLASCO (the insurance company).

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

	Estimated	Estimated
	Fair Value	Useful Life

Customer relationships	$6,100	12 years
Agent relationships	3,600	13 years
Trade name	3,500	15 years
Software	1,500	5 years

Total	$14,700

Less accumulated amortization	(8,626)
Balance at December 31, 2011	$6,074

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

Loan Origination Costs

We capitalize loan origination costs associated with financing of debt. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the repayment term of the loans. We amortized $0.2 million of loan origination costs for the years ended December 31, 2011, 2010, and 2009, which is included in interest expense.  We wrote down an additional $0.2 million of the unamortized balance in 2011 as a result of NLASCO purchasing $6.9 million of the HTH senior exchangeable notes in the open market.  Accumulated amortization was $1.4 million, $1.0 million and $0.9 million as of December 31, 2011, 2010 and 2009, respectively.

Other Assets

Included in other assets are prepaid insurance and other miscellaneous prepaid expenses of $0.5 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively.

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

Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that any portion of these tax attributes will not be realized.  There was no valuation allowance recorded as of December 31, 2011 or 2010.

Convertible Debt

In August 2005, our Operating Partnership, or OP issued $96.6 million aggregate principal amount of senior notes which are exchangeable at an initial rate of 69.8812 shares of common stock per $1,000 principal amount of the notes and callable under certain circumstances. The notes are treated as a combined instrument and not bifurcated to separately account for any embedded derivative instruments principally because, in accordance with ASC 815, Derivatives and Hedging, (i) the conversion feature is indexed to HTH’s common stock and would be classified in stockholders’ equity if it were a freestanding derivative and (ii) the put and call option features are clearly and closely related to the notes at fixed conversion amounts.  As a result of our rights offering in January 2007, at which we offered shares of our common stock for sale at a below-market price of $8 per share, the exchangeable rate of our convertible debt was adjusted to 73.95 shares of common stock per $1,000 principal amount of the notes equal to an initial exchange rate of $13.52 per share.  As of December 31, 2011, there is $84.0 million senior exchangeable notes outstanding.

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

Accumulated Other Comprehensive Income

Amounts recorded in accumulated other comprehensive income as of December 31, 2011 and 2010 represent unrealized gains or losses on our investment portfolio. Total accumulated other comprehensive gain as of December 31, 2011 and 2010 is $14.0 million and $5.3 million, respectively.

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

Statutory Accounting Practices

NLASCO is required to report its results of operations and financial position to insurance regulatory authorities based upon statutory accounting practices, or SAP.  The significant differences between SAP and GAAP include: 1) under SAP, NLASCO is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy as required by GAAP. The immediate charge off of sales and acquisition expenses and other conservative valuations under SAP generally causes a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company’s gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividends from insurance companies; 2) under SAP, certain assets are designated as “non admitted” and are charged directly to unassigned surplus, whereas under GAAP, such assets are included in the balance sheet net of an appropriate valuation reserve; 3) under SAP, investments are generally carried at amortized book value and under GAAP, certain investments are carried at fair value; 4) surplus notes are classified as capital and surplus under SAP but classified as notes payable under GAAP; 5) ceded reinsurance receivables are netted against reserves under SAP, but are classified as assets under GAAP; 6) under SAP, while statutory deferred incomes taxes are provided on temporary differences between the statutory and tax basis of assets and liabilities, statutory deferred tax assets are limited based on admissibility tests and allowed deferred income taxes are recorded in unassigned statutory surplus rather than the income statement; and 7) under SAP, the statutory statement of cash flows follows a prescribed method included in the annual statement instructions issued by the National Association of Insurance Commissioners to present changes in amounts in balance sheet accounts which may not reflect actual cash flows from transactions or operations; whereas the cash flows presented in these financial statements are presented in accordance with GAAP.

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

In December 2011, the FASB issued ASU-2011-12, which amended ASU-2011-05 and defers guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income.  All other requirements presented in ASU-2011-05 are not affected by this Update.  This updated guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance will change our current presentation of other comprehensive income; however, it is not expected to have a material impact on the Company’s financial statements.

2.              Investments

The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2011 and 2010 were as follows (in thousands).

	December 31, 2011
		Gross	Gross
		Unrealized	Unrealized
	Cost/Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed maturities:
Government securities	$27,729	$1,439	$(3)	$29,165
Residential mortgage-backed securities	11,708	944	—	12,652
Commercial mortgage-backed securities	2,277	36	(10)	2,303
Corporate debt securities	93,452	7,406	(177)	100,681
	135,166	9,825	(190)	144,801

Equity securities	16,813	2,462	(253)	19,022
	151,979	12,287	(443)	163,823

Other investments:
Note receivable	38,641	—	(53)	38,588
Warrants	12,068	9,721	—	21,789
	$202,688	$22,008	$(496)	$224,200

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Cost/Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Fixed maturities:
Government securities	$14,883	$1,118	$—	$16,001
Residential mortgage-backed securities	12,563	1,078	—	13,641
Commercial mortgage-backed securities	2,496	98	—	2,594
Corporate debt securities	85,402	5,564	(40)	90,926
	115,344	7,858	(40)	123,162

Equity securities	8,478	290	—	8,768
	123,822	8,148	(40)	131,930

Held-to-maturity securities:
Fixed maturities:
Government securities	17,035	1,024	—	18,059
	$140,857	$9,172	$(40)	$149,989

Other investments include a senior unsecured loan to SWS Group, Inc, or “SWS”, in a principal amount of $50.0 million pursuant to a credit agreement, which loan bears interest of 8.0% per annum, is prepayable by SWS subject to certain conditions after three years, and has a maturity of five years.  SWS issued us warrants to purchase 8,695,652 shares of SWS common stock, $0.10 par value per share, exercisable at a price of $5.75 per share subject to anti-dilution adjustments.  If the warrants were fully exercised, we would own 17.4% of SWS. The fair value of other investments includes the fair value of the note receivable and warrants as of December 31, 2011.

In the twelve months ended December 31, 2011, NLASCO sold portions of three held-to-maturity securities and reclassed the remaining held- to-maturity securities to available-for-sale.  The sales resulted in a realized gain of $0.8 million and the subsequent reclass resulted in an other comprehensive income benefit of $0.4 million.  The circumstances that led to the sale of the securities were the high realizable investment gains.  Management believes this is an isolated, nonrecurring and unusual circumstance and did not taint future classification of additional held-to-maturity securities.  Management decided to reclassify the remaining held-to-maturity investments as available-for-sale as management does not currently desire to utilize the held-to-maturity classification.

The following table summarizes the length of time securities with unrealized losses at December 31, 2011 have been in an unrealized loss position (in thousands).

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale securities:
Fixed maturities:
Government securities	$1,695	$(3)	$—	$—	$1,695	$(3)
Residential mortgage-backed securities
Commercial mortgage-backed securities	487	(10)	—	—	487	(10)
Corporate debt securities	$5,254	$(177)	$—	$—	$5,254	$(177)
	7,436	(190)	—	—	7,436	(190)

Equity securities	8,476	(253)	—	—	8,476	(253)
	$15,912	$(443)	$—	$—	$15,912	$(443)

Other Investments
Note receivable	38,588	(53)	—	—	38,588	(53)
Warrants	—	—	—	—	—	—
	$54,500	$(496)	$—	$—	$54,500	$(496)

For the twelve months ended December 31, 2011, the Company did not record any other-than-temporary impairments.  While all of the investments are monitored for potential other-than-temporary impairment, our analysis and experience indicate that these investments generally do not present a great risk of other-than-temporary-impairment, as fair value should recover over time.  Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee.  While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities.  The Company does not intend, nor is it likely that the Company will be required to sell these securities before the recovery of the cost basis; and, therefore, we do not believe any other-than-temporary impairments exist as of December 31, 2011.

During 2010 and 2009, the Company took other-than-temporary impairments and recognized a loss in earnings of $70,000 and $0.8 million, respectively.

Gross realized investment gains and losses for the year ended December 31, 2011, 2010 and 2009 are summarized as follows (in thousands).

	Twelve Months Ended December 31,
	2011			2010			2009
	Gross	Gross		Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total	Gains	Losses	Total

Fixed maturities	$868	$(51)	$817	$267	$(130)	$137	$503	$(1,226)	$(723)
Equity securities	—	—	—	—	—	—	1,032	(2)	1,030
	$868	$(51)	$817	$267	$(130)	$137	$1,535	$(1,228)	$307

Sales of available-for-sale and previously mentioned held-to-maturity investment securities resulted in the following during the year ended December 31, 2011, 2010 and 2009 (in thousands).

	2011	2010	2009
Proceeds	$12,859	$16,726	$23,647

Gross gains	$868	$267	$1,535

Gross losses	$(51)	$(130)	$(1,228)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  The schedule of fixed maturities available-for-sale and held-to-maturity at December 31, 2011 and 2010 by contractual maturity is as follows (in thousands).

	December 31, 2011
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$12,608	$12,942
Due after one year through five years	69,594	73,300
Due six years through ten years	38,065	42,766
Due after ten years	914	838
Mortgage-backed securities	13,985	14,955
	$135,166	$144,801

Other Investments:
Due after one year through five years	$50,709	$60,377
	$50,709	$60,377

	December 31, 2010
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$8,228	$8,420
Due after one year through five years	58,959	62,339
Due six years through ten years	33,098	36,168
Mortgage-backed securities	15,059	16,235
	$115,344	$123,162

Held-to-maturity debt securities:
Due within one year	$201	$204
Due after one year through five years	12,171	12,749
Due six years through ten years	4,663	5,106
	$17,035	$18,059

Net investment income for the year ended December 31, 2011, 2010, and 2009 is as follows (in thousands).

	Twelve Months Ended December 31,
	2011	2010	2009
Cash equivalents	$1,886	$1,803	$457
Fixed maturities	6,115	6,190	6,157
Equity securities	661	161	252
Other investments	2,387	—	—
	11,049	8,154	6,866

Investment expenses	511	490	408

Net investment income	$10,538	$7,664	$6,458

At December 31, 2011 and 2010, the Company had on deposit in custody for various State Insurance Departments investments with carrying values of approximately $8.5 million and $8.4 million, respectively.

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

Fixed maturities

The Company utilizes a pricing service to estimate fair value measurements for its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.

The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

The pricing service utilized by the Company has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service but would have to make assumptions for market-based inputs that are unavailable due to market conditions.

The fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes. Accordingly, the estimates of fair value for such fixed maturities, other than U.S. Treasury securities, provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy. The estimated fair value of U.S. Treasury securities is included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

The Company reviews the estimates of fair value provided by the pricing service and compares the estimates to the Company’s knowledge of the market to determine if the estimates obtained are representative of the prices in the market. In addition, the Company has periodic discussions with the pricing service to discuss any changes in their process and reactions to overall markets. These processes have not highlighted any significant issues with the fair value estimates received from the pricing service.

Non-Fixed Maturities and Other Investments

Equities—Public Common and Preferred

For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1.

Other Investments

The Company holds investments in SWS as a note receivable and warrants, which are reported in other investments. The $60.4 million fair value of these investments at December 31, 2011 was disclosed in Level 3. The fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2011 in the amount disclosed in Level 3.

The following table presents the hierarchy used by the Company by asset and liability type to determine their value at December 31, 2011 and 2010 (in thousands).

	Twelve months ended December 31, 2011
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$578,520	$578,520	$—	$—
Fixed Maturities
Government securities	29,165		29,165
Residential mortgage backed securities	12,652		12,652
Commercial mortgage backed securities	2,303		2,303
Corporate debt securities	100,681		100,681
Equity securities
Common stock	19,022	19,022
Other investments
Note receivable	38,588			38,588
Warrants	21,789			21,789
Total	$802,720	$597,542	$144,801	$60,377

	Twelve months ended December 31, 2010
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$649,439	$649,439	$—	$—
Fixed Maturities
Government securities	16,001		16,001
Residential mortgage backed securities	13,641		13,641
Commercial mortgage backed securities	2,594		2,594
Corporate debt securities	90,926		90,926
Equity securities
Common stock	8,516	8,516
Non-redeemable preferred stock	252	252
Total	$781,369	$658,207	$123,162	$—

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

Level 2 financial assets

When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly used for its fixed maturity investments that include private and corporate debt securities, federal agency and municipal bonds, non-government mortgage and asset-backed securities, and collateralized mortgage obligations.  The observable inputs utilized by the pricing service include interest rates, using either a market or income valuation approach to determine fair market value.  The extent of the use of each market input depends on the asset class and the market conditions; and, for some securities, additional inputs may be necessary.  Based on management’s understanding of the methodologies used by this pricing service, all applicable investments have been valued in accordance with GAAP valuation principles.

Level 3 financial assets

The Company’s Level 3 investments include the term loan issued to SWS and the warrants issued to us by SWS.  Fair values are based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.  Inputs used to determine fair market value include market conditions, spread, volatility, structure and cash flows. The extent of the use of each market input depends on the asset class and the market conditions; and, for some securities, additional inputs may be necessary.

The following table includes a rollforward of the amounts at December 31, 2011 and 2010 for financial instruments classified within level 3.  The classification of a financial instrument within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Twelve Months Ended December 31,
	2011	2010
Balance at January 1,	$—	$115

Transfers in	—	—
Transfers out	—	—
Purchases	50,709	—
Sales	—	(17)
Realized losses	—	(101)
Change in unrealized gains	9,668	3
Balance at December 31,	$60,377	$—

All net unrealized gains in the table above are reflected in the accompanying financial statements.  The unrealized gains for the year ended December 31, 2011 relate to the securities still held at December 31, 2011.  The Company had no transfers between Levels 1 and 2 for the twelve months ended December 31, 2011.  As discussed in Note 2, in July 2011, HTH made a $50 million term loan to SWS, and in turn, SWS issued to HTH warrants to purchase its common stock. Both the term loan and the warrants are classified as a Level 3 investment.

During the year ended December 31, 2010, the Company sold two Level 3 commercial mortgage-backed securities.  There were no transfers between Levels 1 and 2 during the year ended December 31, 2010.  Realized losses relate to those financial instruments sold by the Company during the year ended December 31, 2010.

The following table presents the fair value and carrying value of financial instruments not measured at fair value at December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets

Held to maturity fixed maturities	$—	$—	$17,035	$18,059
Financial liabilities
Notes payable	$131,450	$129,989	$138,350	$136,659

The fair value of notes payable is determined by market value and discounted cash flows.

4.              Property and Equipment

The following summarizes property and other fixed assets as of December 31, 2011 and 2010 (in thousands).

	December 31,
	2011	2010

Other equipment	$824	$824
Software	2,389	2,093
Less accumulated depreciation	(1,085)	(896)
	$2,128	$2,021

5.    Deferred Acquisition Costs

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to issuing a policy incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies.  The activity in deferred acquisition costs for the twelve months ended December 31, 2011 and 2010 is as follows (in thousands).

	Year Ended December 31,
	2011	2010

Beginning of period deferred acquisition cost	$17,237	$15,745
Acquisition expenses capitalized	36,700	32,748
Amortization charged to income	(34,755)	(31,256)

End of period deferred acquisition costs	$19,182	$17,237

Amortization is included in policy acquisition and other underwriting expenses on the face of the consolidated statements of operations.

6.  Goodwill and Intangible Assets

Goodwill and intangible assets for HTH represents the excess of the cost over the fair value of the assets of NLASCO.   There were no impairments to goodwill for the years ended December 31, 2011, 2010 and 2009.  There were no changes in the carrying amount of goodwill and indefinite lived intangible assets for the year ended December 31, 2011 and 2010 as follows (in thousands).

	For the year ended December 31,
	2011		2010
		Indefinite		Indefinite
		Lived		Lived
	Goodwill	Intangibles	Goodwill	Intangibles
Balance at beginning of period	$23,988	$3,000	$23,988	$3,000
Balance at end of period	$23,988	$3,000	$23,988	$3,000

At December 31, 2011, we determined that no impairment existed with respect to goodwill and intangible assets.  The Company tests goodwill and other intangible assets having an indefinite useful life for impairment on an annual basis on December 31, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the reporting unit level, which is one level below an operating segment. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. Management determined that HTH has two reporting units, which are the Parent (the holding company) and NLASCO (the insurance company).

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

At December 31, 2011, we determined that the estimated fair value of our reporting units exceeded their carrying values and therefore we did not perform the second step as described above.  Our fair value exceeded carrying value as of December 31, 2011.  Consequently, we determined that no impairment existed with respect to goodwill and intangible assets at December 31, 2011.

The following table reflects the balances of our definite lived intangible assets at December 31, 2011 and 2010 (in thousands).

	For the year ended December 31,
	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$6,100	$(3,858)	$6,100	$(3,226)
Agent relationships	3,600	(2,146)	3,600	(1,786)
Trade name	3,500	(1,147)	3,500	(914)
Software	1,500	(1,475)	1,500	(1,175)

Total	$14,700	$(8,626)	$14,700	$(7,101)

Amortization for the year ended December 31, 2011 was $1.5 million.  Future amortization of intangible assets for the next five years is as follows (in thousands):

2012	1,132
2013	989
2014	872
2015	754
2016	636
4,383

7.       Notes Payable

The following table sets forth certain information regarding our debt in thousands.

	Year Ended December 31,
	2011	2010

Senior exchangeable notes due 2025, 7.50% per annum	$83,950	$90,850
Insurance company line of credit due October 2012, base rate less 0.5% per annum	—	—
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (4.66% at December 31, 2011)	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (4.61% at December 31, 2011)	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (4.61% at December 31, 2011)	7,500	7,500
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (3.96% at December 31, 2011)	20,000	20,000
	$131,450	$138,350

Senior Exchangeable Notes Due 2025

In August 2005, our OP issued $96.6 million aggregate principal amount of 7.50% senior exchangeable notes due 2025 to qualified institutional buyers in a private transaction.  As of December 31, 2011, $84.0 million were outstanding. The notes are senior unsecured obligations of the OP and are exchangeable, at the option of the holders, into shares of HTH common stock at an initial exchange rate of 69.8812 shares per $1,000 principal amount of the notes (equal to an initial exchange price of approximately $14.31 per share), subject to adjustment and, in the event of specified corporate transactions involving HTH or the OP, an additional make-whole premium. Upon exchange, the OP has the option to deliver, in lieu of shares of HTH common stock, cash or a combination of cash and shares of HTH common stock.

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

In November 2011, NLASCO purchased $6.9 million, par value, of the HTH senior exchangeable notes in open market transactions at an average cost of 107.26.

Insurance Company Line of Credit

Our insurance subsidiary has a line of credit with a financial institution.  The line allows for borrowings by NLASCO of up to $5.0 million and is secured by substantially all of NLASCO’s assets.  The line of credit bears interest equal to a base rate, plus 3.75% (4.61% at December 31, 2011), which is due quarterly.  This line is scheduled to mature in October 2012.  There was no activity for the year ended December 31, 2011, nor was there an outstanding balance payable as of December 31, 2011.

NLIC Notes Payable

NLIC has two unsecured $10 million notes payable to unaffiliated companies.  The notes payable bear interest at three-month LIBOR plus 4.05% and three-month LIBOR plus 4.10% (4.61% and 4.66% at December 31, 2011).  Interest is due quarterly and principal is due at maturity in September 2033 and May 2033, respectively.  The notes are subordinated in right of payment to all policy claims and other indebtedness of NLIC.  Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of NLIC exceeds $30 million.

ASIC Note Payable

ASIC has an unsecured $7.5 million note payable to an unaffiliated company.  The note payable bears interest at three-month LIBOR plus 4.05% (4.57% at December 31, 2011).  Interest is due quarterly and principal is due at maturity in April 2034.  The note is subordinated in right of payment to all policy claims and other indebtedness of ASIC.  Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of ASIC exceeds $15 million.

Insurance Company Notes Payable

NLASCO has an unsecured $20 million note payable to an unaffiliated company which bears interest equal to the three-month LIBOR plus 3.40% (3.96% at December 31, 2011).  Interest is due quarterly and the principal is due at maturity in March 2035.

NLASCO’s loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants as of December 31, 2011.

NLASCO has entered into an indenture relating to the notes payable which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of its equity securities and (ii) if NLASCO’s ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder’s notes in whole or in part at a price equal to 100% of the outstanding principal amount.

Note Payable Principal Maturities

The aggregate amount of annual principal maturities subsequent to December 31, 2011 is as follows (in thousands).

	Principal Commitments
	Fixed	Variable	Total

2016 and Thereafter	83,950	47,500	131,450
Commitments	$83,950	$47,500	$131,450

8.              Reserve for Unpaid Losses and Loss Adjustment Expenses

A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the twelve months ended December 31, 2011 and 2010 are as follows (in thousands).

	Year Ended December 31,
	2011	2010

Balance at January 1,	$58,882	$33,780
Less reinsurance recoverables	(43,773)	(21,102)
Net balance at January 1,	15,109	12,678

Incurred related to:
Current Year	97,742	69,044
Prior Period	(1,008)	1,899
Total incurred	96,734	70,943

Payments related to:
Current Year	(83,266)	(59,560)
Prior Year	(8,825)	(8,952)
Total payments	(92,091)	(68,512)

Net balance at December 31,	19,752	15,109
Plus reinsurance recoverables	25,083	43,773
Balance at December 31,	$44,835	$58,882

The decrease in reserves for the twelve months ended December 31, 2011, as compared to the same period in 2010, of $14.0 million is due to a decrease in reinsurance recoverable of $18.7 million.  Reinsurance recoverables decreased due to settling reserves and paying claims related to Hurricane Ike, Hurricane Dolly and the 2010 Arizona Storm.  Incurred amounts related to current year increased $28.7 million for the year ended December 31, 2011, as compared to the same period in 2010, due to an increase in frequency and severity of fire losses and wind and hail losses, as well as the effects of five storms that occurred in Texas in April and May 2011.  Incurred amounts related to prior years indicate that we had favorable development in incurred but not reported as of December 31, 2010, resulting in a benefit in the year ended December 31, 2011.  This redundancy is due to favorable development on our homeowners and fire products for the 2008 and 2009 accident years, offset by unfavorable development for the 2010 accident year.  For the year ended December 31, 2011 and 2010, the reserve for losses and loss adjustment expenses includes amounts related to losses incurred prior to the purchase of NLASCO.  All losses and payments related to events that occurred prior to the purchase of NLASCO were the responsibility of the sellers.  In March 2011, we made a final settlement with the sellers and going forward all losses are now the responsibility of the Company.

9.    Reinsurance Activity

NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance.  Net premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets.  Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible as NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2011, reinsurance receivables have a carrying value of approximately $25.9 million.  There was no allowance for uncollectible accounts as of December 31, 2011, based on our quality requirements.

Reinsurers with a balance in excess of 5% of our outstanding receivables at December 31, 2011 are listed below (in thousands):

	Balances due from Companies	A.M. Best Rating

Federal Emergency Management Agency	$6,152	N/A
Endurance Specialty Insurance Ltd	3,257	A
Platinum Underwriters Reinsurance, Inc.	2,368	A
Munich Reinsurance America, Inc.	1,649	A+
MS Frontier Reinsurance Limited	1,617	A
	$15,043

The effect of reinsurance on premiums written and earned for the year ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$155,054	$147,419	$139,290	$134,701	$131,309	$131,451
Reinsurance assumed	5,388	5,176	5,079	4,998	4,898	5,061
Reinsurance ceded	(18,705)	(18,547)	(22,678)	(22,507)	(21,464)	(21,359)
Net premiums	$141,737	$134,048	$121,691	$117,192	$114,743	$115,153

The effect of reinsurance on incurred losses was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Loss and Loss Adjustment (LAE) expense incurred	$92,655	$109,882	$96,477
Reinsurance recoverables	4,079	(38,939)	(26,182)
Net loss and LAE incurred	$96,734	$70,943	$70,295

Multi-line excess of loss coverage

In addition to the catastrophe reinsurance noted below, both NLIC and ASIC participate in an excess of loss program with General Reinsurance Corporation.  The General Reinsurance Corporation program is limited to each risk with respect to property and liability in the amount of $800,000 for each of NLIC and ASIC.  Each of NLIC and ASIC retain $200,000 in this program.  On January 1, 2012, the program will limit each risk for property and liability in the amount of $775,000 for each NLIC and ASIC, with the retention increasing to $225,000.

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

As of December 31, 2011, NLASCO has five layers of catastrophic excess of loss reinsurance coverage up to $170 million of losses per event in excess of $1 million retention by ASIC and $8 million retention by NLIC.  The reinsurance from $8 million to $50 million loss is comprised of two layers of protection: $17 million in excess of $8 million loss; $25 million in excess of $25 million loss.  The third layer provides coverage for $50 million in excess of $50 million loss; the fourth layer provides coverage of $50 million in excess of $100 million loss and the fifth layer provides coverage of $20 million in excess of $150 million loss.  The fifth layer is not fully subscribed, with participants accounting for 79% of the total layer.  Accordingly, NLASCO retains 21% of the losses in the fifth layer.  NLIC and ASIC do not retain participation in any of the layers beyond the first $8 million. During 2011, all five layers can be reinstated one time for 100% of the original premium.

As of January 1, 2012, the Company renewed its reinsurance contract for its first and second layers of reinsurance.  Per the contract renewal, the Company changed its underlying coverage at ASIC to $6.5 million in excess of $1.5 million retention.  The Company has reinsurance for up to $162 million in losses per event in excess of the $8 million retention.  The projected premiums on these treaties for NLIC and ASIC are $11.5 and $1.4 million, respectively, in 2012.

For the year ended December 31, 2011, the Company did not experience any catastrophe that resulted in losses in excess of retention.  For the year ended December 31, 2010, the Company experienced one significant catastrophe that resulted in losses in excess of retention at ASIC.  For the year ended December 31, 2011, the total loss and LAE incurred associated with the 2010 catastrophe was $3.4 million, which when added to the 2010 incurred amount totals $7.1 million cumulatively; however, since the losses exceeded retention, net exposure to the Company was $1.0 million in retention at ASIC, and reinstatement premiums in the year ended December 31, 2011 and 2010 of $0.6 million and $0.5 million, respectively.  Reinstatement premiums are recorded as ceded premiums.

For the year ended December 31, 2011, the ultimate loss development related to Hurricane Ike decreased $9.3 million, resulting in a benefit from reinstatement premiums of $0.4 million.  Total loss development was favorable $1.0 million on Hurricane Dolly, resulting in a benefit from reinstatement premiums of $0.3 million.

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

10.  Income Taxes

At December 31, 2011, the Company had net operating loss carry-forwards for Federal income tax purposes, subject to certain limitations, of approximately $56.0 million and $59.7 million for regular income tax and alternative minimum tax, respectively. These net operating loss carry-forwards expire in 2018 through 2026.  The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a taxable year.

As of December 31, 2011, we had a net deferred tax asset of $8.4 million.  Our 35% statutory rate reflects the expectation that future taxable income of our insurance business will primarily be subject to Federal but not state income taxes.  Our effective tax rate is subject to prior year state tax audit adjustments.  The Company is generally not subject to state income taxes after 2007.  Insurance companies are generally not taxed in most states on income taxes as they pay premium taxes in states where they generate premium revenue.

GAAP requires the measurement of uncertain tax positions.  Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. For the period ending December 31, 2011 we had the following uncertain tax benefit.  The change in our unrecognized tax benefit is a result of the resolution and the expiration of the statute of limitations on state tax audits.

	December 31,	December 31,
	2011	2010
Balance at beginning of year	$960	$1,167
Tax positions of prior years	(960)	(207)
Balance at end of year	$—	$960

The Company has a net deferred tax asset of $8.4 million and $9.1 million at December 31, 2011 and 2010, respectively.  The Company had no valuation allowance on the deferred tax assets of the December 31, 2011 and 2010. The Company had three years with cumulative losses as of December 31, 2011; therefore, management performed an analysis to determine if the Company would realize the deferred tax asset.  Valuation allowances on deferred tax assets are established, if necessary, to reduce deferred tax assets to an amount expected to be recognized.  In accordance with ASC 740, the Company considered all negative and positive evidence available including our cumulative pre-tax loss position since the quarter ending December 31, 2008, less any abnormal occurrences during that period, as well as future taxable income and reversals of existing taxable temporary differences.  We expect to realize our current deferred tax assets through core earnings, reversal of timing differences, and to the extent necessary, through the implementation of certain tax planning strategies surrounding the Company’s cash holdings.  Therefore, the Company concluded there was sufficient positive evidence to outweigh the negative evidence of the prior year cumulative losses.

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitation expire. The following is a summary of the tax years open to examination:

U.S. Federal—2008 through 2010

U.S. States—2007 through 2010

As of December 31, 2011 the Company is under no Federal or State tax audits.

Under special IRS rules (the “Section 382 Limitation”), cumulative stock purchases by 5% shareholders exceeding 50% during a three year period can limit a company’s future use of net operating losses (NOL’s). We had a Section 382 ownership change in February 2004 at the time of the IPO.

The significant components of the provision for income taxes are as follows (in thousands):

	For the Year Ended December 31,
	2011	2010	2009

Current tax benefit	$966	$1,125	$2,325
Deferred tax expense	4,043	(118)	(976)

Income tax benefit	$5,009	$1,007	$1,349

The provision for income taxes differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009

Tax benefit at statutory rate	$4,039	$544	$1,211
Permanent differences	970	(124)	(1)
State taxes	—	587	139

Income tax benefit	$5,009	$1,007	$1,349

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant temporary differences that give rise to the net deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2011	2010
Deferred Tax Assets
Net operating loss carryforwards	$19,598	$15,851
Accrued liabilities and other	726	856
Loss and loss adjustment expense discounting	482	371
Unearned premiums	5,424	4,868
Other	369	377
AMT credit carryforward	769	769
Total gross deferred tax assets	$27,368	$23,092

Deferred Tax Liabilities
Intangible assets	$3,176	$3,710
Goodwill	508	407
Investments	1,087	989
Securities available for sale	7,529	2,838
Deferred policy acquisition costs	6,714	6,033
Total gross deferred tax liabilities	$19,014	$13,977

Net Deferred Tax Asset	$8,354	$9,115

11.   Common Stock, Preferred Stock, Dividends and Minority Interest Related Transactions

Common Stock

In accordance with ASC 718, Compensation — Stock Compensation, total compensation expense recorded in general and administrative expenses for the years ended December 31, 2011, 2010 and 2009 related to stock-based compensation issued to board members was $48 thousand, $0.1 million and $0.1 million, respectively. Stock compensation expense related to stock options awarded to senior management was $0.1 million for the year ended December 31, 2011, due to 600,000 options awarded in November 2011 to two senior executives.  Stock compensation expense is included as part of additional paid-in capital on the consolidated balance sheets.

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

On November 2, 2011, the Compensation Committee of the Board of Directors of HTH awarded two senior executives stock options to purchase 600,000 shares of the Company common stock.  These stock options have an exercise price of $7.70 per share, vest in five equal installments on each of November 2, 2011, 2012, 2013, 2014 and 2015 and expire on November 2, 2016.  The description of these stock options is qualified by reference to the Form of the 2003 Equity Incentive Plan Non-Qualified Stock Option Agreement, a copy of which is filed as Exhibit 10.2.3 to this Annual Report 10-K for the year ended December 31, 2011.

During 2011, 2010 and 2009, we granted 5,418, 10,163 and 12,359 common shares, respectively, to independent members of our board of directors for service rendered to the Company during the periods.

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

On August 6, 2010, the Company called for redemption of all the outstanding shares of its Series A Preferred Stock.  The Series A Preferred Stock was redeemed on September 6, 2010, at a cash redemption price of $25.2063 per share, representing the liquidation preference of $25.00 per share, plus accrued and unpaid dividends to, and including, the date of redemption.

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

Dividends

The following table sets forth the cash dividends declared and paid in 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Series A Preferred Stock
2010
Date of declaration	March 17, 2010	July 8, 2010	August 6, 2010	N/A
Date of record	April 15, 2010	July 15, 2010	September 6, 2010	N/A
Date paid	April 30, 2010	July 30, 2010	September 6, 2010	N/A
Distribution per unit	$0.5156	$0.5156	$0.2063	N/A
Total dollars (in thousands)	$2,578	$2,578	$1,032	N/A

12.       General and Administrative Expense

During the years ended December 31, 2011, 2010 and 2009, we incurred general and administrative expense as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Salaries and benefits	$1,699	$1,760	$2,269
Travel	97	31	46
Professional services	4,676	3,682	2,753
Management fees	1,098	1,123	1,224
Insurance	563	567	566
Rent	9	10	47
Other administrative expense	728	260	249
	$8,870	$7,433	$7,154

13.  Employee Savings Plan

We provide our employees a qualified retirement savings plan, or Plan, designed to qualify under Section 401 of the Internal Revenue Code. The Plan allows our employees and employees of our subsidiaries to defer a portion of their compensation on a pre-tax basis subject to certain maximum amounts. The Plan provides for matching contributions to be made by us to employee accounts at the rate of 100% of the first 4% of compensation and 50% of the next 2% of compensation.  For the years ended December 31, 2011, 2010 and 2009, the Company match was $0.2 million, $0.1 million and $0.1 million.

14.  Related Party Transactions

Pursuant to a Management Services Agreement, as amended, Diamond A Administration Company LLC, or Diamond A, an affiliate of Gerald J. Ford, the current Chairman of the Board of Hilltop and the beneficial owner of 26.6% of Hilltop common stock as of December 31, 2011, provides certain management services to Hilltop and its subsidiaries, including, among others, financial and acquisition evaluation, and office space to Hilltop.  The services and office space are provided at a cost of $91,500 per month, plus reasonable out-of-pocket expenses. The services provided under this agreement include those of several Hilltop’s directors, including Gerald J. Ford, Kenneth Russell and Carl B.  Webb.  Prior to Jeremy Ford assuming the role of Chief Executive Officer of Hilltop, he provided services to Hilltop under the Management Services Agreement. The Management Services Agreement continues in effect until terminated by either party upon thirty days prior written notice to the other party for any or no reason whatsoever or at such time as may be mutually agreed by the parties.  Hilltop also agreed to indemnify and hold harmless Diamond A for its performance or provision of these services, except for gross negligence and willful misconduct.  Further, Diamond A’s maximum aggregate liability for damages under this agreement is limited to the amounts paid to Diamond A under this agreement during twelve months prior to that cause of action.

Jeremy B. Ford, a director and the Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P.  Diamond A Financial, L.P. owns 26.6% of the outstanding Hilltop common stock at December 31, 2011.  He also is a director and the Secretary of Diamond A Administration Company, LLC, which provides management services to Hilltop under the Management Services Agreement described the preceding paragraph.  Diamond A Administration Company, LLC is owned by Hunter’s Glen/Ford, Ltd., a limited partnership in which a trust for the benefit of Jeremy B. Ford is a 46% limited partner.

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

On March 8, 2007, the Company’s board of directors appointed C. Clifton Robinson as a director of the Company. Mr. Robinson is the former chief executive officer of NLASCO. At the closing of the NLASCO acquisition, C. Clifton Robinson and his son, Gordon Robinson, the former vice chairman and deputy chief executive officer of NLASCO, entered into employment agreements with NLASCO. C. Clifton Robinson’s employment agreement provides that he will serve as chairman of NLASCO and will be paid $100,000 per year. Gordon Robinson’s employment agreement provides that he will serve as a senior advisor to NLASCO and will be paid $100,000 per year. Both employment agreements are for a one-year term and were not extended past January 31, 2011, with final payment made in January 2011.

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

Prior to Mr. Robinson’s disposition of his office building on August 24, 2011, NLASCO and its affiliates in Waco, Texas leased office space from affiliates of Mr. Robinson, a member of Hilltop’s Board of Directors.  There are three separate leases.  The first lease is a month-to-month lease for office space at a rate of $900 per month.  The second lease is a month-to-month lease at a monthly rental rate of $3,500 per month.  The first and second leases were terminated in August 2010.  The third lease, as amended, currently requires payments of $40,408 per month and expires on December 31, 2014, but does have renewal options at the discretion of the lessee.  Aggregate office space under lease with regard to the foregoing is approximately 28,863 square feet.

15.  Commitments and Contingencies

At December 31, 2011 the following table shows our outstanding commitments for leases (in thousands).

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

Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the year ended December 31, 2011, 2010 and 2009 (in thousands).

	Year Ended December 31,
	2011	2010	2009

National Lloyds Insurance Company
Surplus	$94,154	$94,081	$89,767
Statutory net income (loss)	$(133)	$7,010	$6,119
American Summit Insurance Company
Capital and surplus	$24,554	$25,216	$27,555
Statutory net income	$(541)	$642	$3,567

On October 29, 2010 and November 1, 2010, ASIC and NLIC, respectively, were notified by the Texas Department of Insurance that a statutory examination has been scheduled in the calendar years 2011/2012.  The examination will be as of December 31, 2010, and cover the period since the last examination, which was as of December 31, 2006.  We do not expect any significant changes to our financial statements as a result of the examinations by the domiciliary state.

17. Capital and Dividend Restrictions

The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO’s wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO’s surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid no dividends in 2009, $6.0 million in dividends to NLASCO in 2010, and no dividends in 2011.  At December 31, 2011, the maximum dividend that may be paid to NLASCO in 2012 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2011, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the NAIC has adopted the RBC formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2011, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

18.  (Loss) Income per Share

The following reflects the calculation of loss per share on a basic and diluted basis (in thousands, except per share information):

	Year Ended December 31,
	2011	2010	2009

Loss per share available to common stockholders:
Loss from operations	$(6,531)	$(548)	$(2,112)
Preferred stock dividends	—	(7,047)	(10,313)
Redemption of preferred stock	—	(5,892)	—
Loss available to common stockholders	$(6,531)	$(13,487)	$(12,425)

Basic loss per share to common stockholders	$(0.12)	$(0.24)	$(0.22)
Diluted loss per share to common stockholders	$(0.12)	$(0.24)	$(0.22)

Weighted average share information:
Basic shares outstanding	56,499	56,492	56,474
Diluted shares outstanding	56,511	56,492	56,474

Weighted average equivalent shares excluded from diluted loss
Stock warrants	—	—	1
Senior exchangeable Notes	6,208	6,718	6,718
Stock options	700	100	516
Total	6,908	6,818	7,235

19.  Segments

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

20.  Quarterly Financial Information (Unaudited)

The following is quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands except per share data):

	Quarter ended
	Mar 31	Jun 30	Sep 30	Dec 31
For the quarters ended 2011:
Total revenue	$34,657	$36,532	$40,623	$40,376
Total expenses	$32,470	$56,981	$41,688	$32,589
Net income (loss)	$1,410	$(13,233)	$248	$5,044
Basic income (loss) per share	$0.02	$(0.23)	$0.00	$0.09
Diluted income (loss)per share	$0.02	$(0.23)	$0.00	$0.09

For the quarters ended 2010:
Total revenue	$31,655	$32,870	$33,878	$33,334
Total expenses	$30,899	$36,857	$32,993	$32,543
Net (loss) income	$(2,087)	$(5,207)	$(7,219)	$1,026
Basic (loss) income per share	$(0.04)	$(0.09)	$(0.13)	$0.02
Diluted (loss) income per share	$(0.04)	$(0.09)	$(0.13)	$0.02

Total revenue for the three months ended March 31, 2011 and 2010 was $34.7 million and $31.7 million, respectively.  Net premiums earned were $30.9 million for the first quarter in 2011, as compared to $28.1 million for the same period in 2010 primarily due to higher volume of earned premiums of $2.3 million and a decrease in the cost of catastrophe reinsurance of $0.5 million.  Net investment income was $2.1 million for the first quarter of 2011, as compared to $1.6 million for the same period in 2010, primarily due to higher yields on cash balances in 2011.  Other income was $1.6 million for the first quarter in 2011, as compared to $1.8 million for the first quarter in 2010, due to a decrease in service fees from policies that include wind coverage in hurricane prone areas and lower commission income from our agency operations.

Total expenses for the quarter ended March 31, 2011 were $32.5 million as compared to $30.9 million for the same period in 2010.  The increase is due to loss and LAE expenses for the three months ended March 31, 2011 of $16.0 million, as compared to $15.3 million for the same period in 2010.  The increase is a result of an increase in late reported claims from the 2010 accident year, contributing to the adverse development on 2010 accident year losses on homeowners, liability and fire and allied claims.  Total policy acquisition and other underwriting expenses as of March 31, 2011 were $12.0 million, as compared to $11.1 million for the same period in 2010.  Amortization of deferred policy acquisition costs increased $0.6 million due to unearned premiums increasing $1.3 million in the three months ending March 31, 2011, as compared to the same period in 2010.  Other underwriting expenses increased $0.2 million in the first quarter of 2011, which is a direct result of the increase in net premiums earned during the same period.

Total revenue for the three months ended June 30, 2011 was $36.5 million, as compared to $32.9 million for the same period in 2010.  Net premiums earned were $32.6 million for the three months ended June 30, 2011, as compared to $29.3 million for the same period in 2010.  The higher volume of earned premiums of $3.3 million was largely from our marketing efforts and new homeowners insurance products, as well as a decrease in the cost of catastrophic reinsurance.  Net investment income increased to $2.2 million for the three months ended June 30, 2011, as compared to $1.9 million for the same period in 2010, primarily due to higher yields on NLASCO cash and investment balances in 2011.  Net realized gains on investments were $12,000 in the three months ended June 30, 2010, compared to a net realized loss of $51,000 for the same period in 2010.  Other income was $1.7 million for the three months ended June 30, 2011, as compared to $1.8 million for the same period in 2010.

Total expenses for the quarter ended June 30, 2011 were $57.0 million as compared to $36.9 million for the quarter ended June 30, 2010.  This increase was primarily due to the loss and LAE for the three months ended June 30, 2011 of $41.1 million, as compared to $20.5 million for the same period in 2010.  The increase is primarily a result of wind and hail storms that occurred in 2011 in Texas, which had incurred losses of $14.6 million and fifteen days of widely dispersed, exceptional weather related losses that added $7.1 million in losses.

Total revenue for the three months ended September 30, 2011 was $40.6 million, as compared to $33.9 million for the same period in 2010.  Net premiums earned were $34.9 million for the three months ended September 30, 2011, as compared to $30.1 million for 2010.  The higher volume of earned premiums of $4.8 million was largely from our marketing efforts and new homeowners insurance products, as well as a decrease in the cost of catastrophic reinsurance of $1.3 million.  Net investment income was $3.1 million for the three months ended September 2011, as compared to $2.0 million for the same period in 2010, primarily due to $1.1 million in earnings from the loan transaction with SWS Group, Inc. and higher yields on cash and investment balances in 2011.  Net realized gains on investments were $0.8 million in the three months ended September 30, 2011, as compared to $0.1 million for the same period in 2010, primarily due to the sale of held-to-maturity securities in September 2011.  Other income was $1.8 million for the three months ended September 30, 2011, as compared to $1.6 million for the same period in 2010.

Total expenses for the quarter ended September 30, 2011 were $41.7 million as compared to $33.0 million for the quarter ended 2010, primarily due to the loss and LAE for the three months ended September 30, 2011 of $23.8 million, as compared to $17.8 million for the same period in 2010.  The increase is primarily a result of increased severity of fire losses and development attributable to late reporting of the wind and hail storms that occurred in 2011 in Texas.

Total revenue for the three months ended December 31, 2011 was $40.4 million as compared to $33.3 million for the same period in 2010.  The increase is primarily due to increases in net premiums earned of $6.0 million, net investment income of $1.0 million and other income of $0.1 million.  The increase in net premiums earned for the three months ended December 31, 2011 as compared to the same period in 2010 is due to higher written premiums of $3.3 million and lower ceded premiums of $2.1 million.  Ceded premiums were high in the three months ended December 31, 2010, due to reinstatement premiums paid related to Hurricanes Ike and Dolly and the 2010 Arizona catastrophe.

Total expenses for the quarter ended December 31, 2011 was $32.6 million as compared to $32.5 million for the quarter ended December 31, 2010.  This increase is due to an increase in loss and LAE expenses of $1.5 million, offset by a decrease in policy acquisition and other underwriting expenses of $1.7 million.

Schedule I - Schedule of Investments - Other than Investments in Related Parties

(in thousands)

	December 31, 2011
		Market	Balance
Type of Investment	Cost	Value	Sheet

Fixed maturities:
Bonds:
Unites States Government and government agencies and authorities	$10,515	$10,910	$10,910
States, municipalities and political subdivisions	33,396	35,636	35,636
All other	91,255	98,255	98,255
Total fixed maturities	135,166	144,801	144,801
Equity securities:
Banks, trust and insurance companies	7,692	10,136	10,136
Industrial, miscellaneous, and all other	8,870	8,638	8,638
Preferred Stock	251	248	248
Total equity securities	16,813	19,022	19,022
Other Investments	50,709	60,377	60,377
Total investments	$202,688	$224,200	$224,200

Schedule IV - Reinsurance

(in thousands)

For the
Year Ended
Premiums Earned	December 31, 2011

Gross premiums	$147,419
Ceded to other companies	(18,547)
Assumed from other companies	5,176
Net Premiums	$134,048

Percentage of amount assumed to net	3.86%

For the
Year Ended
Premiums Earned	December 31, 2010
Gross premiums	$134,701
Ceded to other companies	(22,507)
Assumed from other companies	4,998
Net Premiums	$117,192

Percentage of amount assumed to net	4.26%

For the
Year Ended
Premiums Earned	December 31, 2009
Gross premiums	$131,451
Ceded to other companies	(21,359)
Assumed from other companies	5,061
Net Premiums	$115,153

Percentage of amount assumed to net	4.40%