Form 10-Q
period 2012-03-31
Hilltop Holdings Inc.
filed 2012-05-04
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the Registrant’s common stock outstanding at May 4, 2012 was 56,362,273.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2012	2011
Assets
Investments:
Fixed maturities
Available for sale securities, at fair value (amortized cost of $133,122 and $135,166, respectively)	$142,850	$144,801
Equity securities
Available for sale securities, at fair value (cost of $18,969 and $16,813, respectively)	20,111	19,022
Other investments
Notes receivable, at fair value (amortized cost of $39,082 and $38,641, respectively)	41,026	38,588
Warrants, at fair value (cost of $12,068 and $12,068, respectively)	15,534	21,789
Total investments	219,521	224,200

Cash and cash equivalents	579,639	578,520
Accrued interest and dividends	1,430	1,576
Premiums receivable	25,197	24,390
Deferred acquisition costs	19,395	19,182
Reinsurance recoverable, net of uncollectible amounts	25,932	25,861
Prepaid reinsurance premiums	4,783	5,056
Income taxes receivable	48	77
Deferred income taxes	10,011	8,354
Goodwill	23,988	23,988
Intangible assets, definite life	5,765	6,074
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	2,139	2,128
Loan origination costs, net	2,426	2,471
Other assets	1,036	548
Total assets	$924,310	$925,425

Liabilities and Stockholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$47,861	$44,835
Unearned premiums	82,796	80,661
Reinsurance payable	2,830	2,845
Accounts payable and accrued expenses	4,368	8,121
Notes payable	131,450	131,450
Other liabilities	3,708	2,130
Total liabilities	273,013	270,042

Stockholders’ Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 56,360,846 and 56,500,828 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	564	565
Additional paid-in capital	917,165	918,192
Accumulated other comprehensive income	10,582	13,983
Accumulated deficit	(277,014)	(277,357)
Total stockholders’ equity	651,297	655,383
Total liabilities and stockholders’ equity	$924,310	$925,425

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue:
Net premiums earned	$35,155	$30,932
Net investment income	3,259	2,081
Other income	1,711	1,625
Net realized gains on investments
Other realized investment gains, net	21	19
Total realized investment gains, net	21	19
Total revenue	40,146	34,657
Expenses:
Loss and loss adjustment expenses	22,542	16,004
Policy acquisition and other underwriting expenses	12,915	11,985
General and administrative expenses	1,644	1,873
Depreciation and amortization	360	432
Interest expense	2,139	2,176
Total expenses	39,600	32,470

Income before income tax expense	546	2,187
Income tax expense	(203)	(777)

Net income attributable to common stockholders	$343	$1,410

Income per share attributable to common stockholders
Basic income per share	$0.01	$0.02
Diluted income per share	$0.01	$0.02

Weighted average share information
Basic shares outstanding	56,499	56,496
Diluted shares outstanding	56,555	56,496

Other comprehensive loss:
Unrealized losses on available-for-sale securities	(5,232)	(631)
Income tax benefit	1,831	221
Other comprehensive loss, net of tax	(3,401)	(410)

Comprehensive (loss) income attributable to common stockholders	$(3,058)	$1,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2011	56,501	$565	$918,192	$13,983	$(277,357)	$655,383
Net income					343	343
Other comprehensive loss, net of tax benefit of $1,831				(3,401)		(3,401)
Common stock issued to board members	1		12			12
Repurchase of common stock	(141)	(1)	(1,161)			(1,162)
Stock compensation expense			122			122

Balance, March 31, 2012	56,361	$564	$917,165	$10,582	$(277,014)	$651,297

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flow from operating activities:
Net income	$343	$1,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360	432
Deferred income taxes	174	837
Increase in unearned premiums	2,135	2,565
Increase in deferred acquisition costs	(213)	(703)
Realized gains on investments	(21)	(19)
Amortization of loan origination costs	45	49
Stock grant compensation expense	134	17
Decrease in payable to related party	—	(263)
Increase in income taxes payable	29	81
Changes in operating assets and liabilities	(432)	(689)
Net cash provided by operating activities	$2,554	$3,717

Cash flow from investing activities:
Purchases of fixed assets	(62)	(186)
Purchases of available-for-sale securities	(2,556)	(1,072)
Proceeds from sales of available-for-sale securities	995	1,515
Proceeds from maturities of available-for-sale securities	1,350	3,303
Net cash (used in) provided by investing activities	$(273)	$3,560

Cash flow from financing activities:
Repurchase of common stock	(1,162)	—
Net cash used in financing activities	$(1,162)	$—
Net increase in cash and cash equivalents	1,119	7,277
Cash and cash equivalents, beginning of period	578,520	649,439
Cash and cash equivalents, end of period	$579,639	$656,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

1.              Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Hilltop Holdings Inc. is a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination.  In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis.  We also conduct operations in the property and casualty insurance industry through our insurance subsidiaries, National Lloyds Insurance Company, or NLIC,  and American Summit Insurance Company, or ASIC.  National Lloyds Insurance Company commenced business in 1949 and currently operates in 14 states, with its largest market being the State of Texas.  American Summit Insurance Company was formed in 1955 and currently operates in 11 states, with its largest market being the State of Arizona.   Both of these insurance companies carry a financial strength rating of  “A” (Excellent) by A.M. Best, which was confirmed on March 30, 2012, and are regulated by the Texas Department of Insurance.  Our products include fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States.

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

In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim period ended March 31, 2012 may not be indicative of the results that may be expected for the year ended December 31, 2012. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In October 2010, the FASB issued ASU-2010-26 to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs.  The updated guidance is effective for periods beginning after December 15, 2011. The Company adopted this guidance prospectively in the quarter ended March 31, 2012, and it had no material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU-2011-04 to clarify ASC 820 and in some instances changed particular principles or requirements for measuring fair value or disclosing information about fair value measurements.  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).   This updated guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance in the quarter ended March 31, 2012 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU-2011-05, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The new standard allows companies to report net income and other comprehensive income in a single, continuous statement, or in two separate, but consecutive statements.  The statement(s) would need to be presented with equal prominence as the other primary financial statements.  This updated guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance in the quarter ended March 31, 2012 changed our current presentation of other comprehensive income; however, it did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU-2011-12, which amended ASU-2011-05 and defers guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income.  All other requirements presented in ASU-2011-05 are not affected by this Update.  This updated guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance in the quarter ended March 31, 2012 changed our current presentation of other comprehensive income; however, it did not have a material impact on the Company’s financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

2.              Investments

The amortized cost (original cost for equity securities), gross unrealized gains and losses, and fair value of available-for-sale and other investments by major security type and class of security at March 31, 2012 and December 31, 2011 were as follows (in thousands).

	March 31, 2012
		Gross	Gross
	Cost/Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Fixed maturities:
Government securities	$27,743	$1,301	$(2)	$29,042
Residential mortgage-backed securities	11,112	883	—	11,995
Commercial mortgage-backed securities	2,174	68	—	2,242
Corporate debt securities	92,093	7,524	(46)	99,571
	133,122	9,776	(48)	142,850

Equity securities	18,969	1,146	(4)	20,111
	152,091	10,922	(52)	162,961

Other investments:
Note receivable	39,082	1,944	—	41,026
Warrants	12,068	3,466	—	15,534
	$203,241	$16,332	$(52)	$219,521

	December 31, 2011
		Gross	Gross
	Cost/Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Fixed maturities:
Government securities	$27,729	$1,439	$(3)	$29,165
Residential mortgage-backed securities	11,708	944	—	12,652
Commercial mortgage-backed securities	2,277	36	(10)	2,303
Corporate debt securities	93,452	7,406	(177)	100,681
	135,166	9,825	(190)	144,801

Equity securities	16,813	2,462	(253)	19,022
	151,979	12,287	(443)	163,823

Other investments:
Note receivable	38,641	—	(53)	38,588
Warrants	12,068	9,721	—	21,789
	$202,688	$22,008	$(496)	$224,200

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

The following tables summarize the length of time securities with unrealized losses at March 31, 2012 and December 31, 2011 have been in an unrealized loss position (in thousands).

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
Fixed maturities:
Government securities	$723	$(2)	$—	$—	$723	$(2)
Corporate debt securities	2,683	(46)	—	—	2,683	(46)
	3,406	(48)	—	—	3,406	(48)

Equity securities	—	—	95	(4)	95	(4)
	$3,406	$(48)	$95	$(4)	$3,501	$(52)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
Fixed maturities:
Government securities	$1,695	$(3)	$—	$—	$1,695	$(3)
Commercial mortgage-backed securities	487	(10)	—	—	487	(10)
Corporate debt securities	5,254	(177)	—	—	5,254	(177)
	7,436	(190)	—	—	7,436	(190)

Equity securities	8,476	(253)	—	—	8,476	(253)
	$15,912	$(443)	$—	$—	$15,912	$(443)

Other investments
Note receivable	38,588	(53)			38,588	(53)
	$54,500	$(496)	$—	$—	$54,500	$(496)

For the quarter ended March 31, 2012, the Company did not record any other-than-temporary impairments.  While all of the investments are monitored for potential other-than-temporary impairment, our analysis and experience indicate that these investments generally do not present a greater risk of other-than-temporary impairment, as fair value should recover over time.  Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee.  While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities.  The Company does not intend, nor is it likely that the Company will be required to sell these securities before the recovery of the cost basis; and, therefore, we do not believe any other-than-temporary impairments exist as of March 31, 2012.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

Gross realized investment gains and losses for the three months ended March 31, 2012 and 2011 are summarized as follows (in thousands).

	Three Months Ended March 31,
	2012			2011
	Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total

Fixed maturities	$21	$—	$21	$20	$(1)	$19
	$21	$—	$21	$20	$(1)	$19

Sales of available-for-sale investment securities resulted in the following during the three months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,
	2012	2011
Proceeds	$995	$1,515

Gross gains	$21	$20

Gross losses	$—	$(1)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  The schedule of fixed maturities of available-for-sale securities and other investments at March 31, 2012 and December 31, 2011, by contractual maturity are as follows (in thousands).

	March 31, 2012
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$19,065	$19,555
Due after one year through five years	62,583	66,120
Due six years through ten years	37,275	41,993
Due after ten years	914	945
Mortgage-backed securities	13,285	14,237
	$133,122	$142,850

Other investments:
Due after one year through five years	$51,150	$56,560
	$51,150	$56,560

	December 31, 2011
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$12,608	$12,942
Due after one year through five years	69,594	73,300
Due six years through ten years	38,065	42,766
Due after ten years	914	838
Mortgage-backed securities	13,985	14,955
	$135,166	$144,801

Other investments:
Due after one year through five years	$50,709	$60,377
	$50,709	$60,377

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

Net investment income for the three months ended March 31, 2012 and 2011 is as follows (in thousands).

	Three Months Ended March 31,
	2012	2011	Change
Cash equivalents	$183	$617	$(434)
Fixed maturities	1,981	1,436	545
Equity securities	191	163	28
Other investments	1,000	—	1,000
	3,355	2,216	1,139

Investment expense	(96)	(135)	39

Net investment income	$3,259	$2,081	$1,178

At March 31, 2012, the Company had on deposit in custody for various State Insurance Departments investments with carrying values totaling $9.4 million.

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

If the markets were to worsen, there can be no assurance that we will not experience losses on our investments and reductions to earnings.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

The following tables present the hierarchy used by the Company by asset and liability type to determine their fair value at March 31, 2012 and December 31, 2011 (in thousands).

	As of March 31, 2012
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$579,639	$579,639	$—	$—
Fixed maturities
Government securities	29,042		29,042
Residential mortgage-backed securities	11,995		11,995
Commercial mortgage-backed securities	2,242		2,242
Corporate debt securities	99,571		99,571
Equity securities
Common stock	17,687	17,687
Non-redeemable preferred stock	2,424	2,424
Other investments
Note receivable	41,026			41,026
Warrants	15,534			15,534
Total	$799,160	$599,750	$142,850	$56,560

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$578,520	$578,520	$—	$—
Fixed maturities
Government securities	29,165		29,165
Residential mortgage-backed securities	12,652		12,652
Commercial mortgage-backed securities	2,303		2,303
Corporate debt securities	100,681		100,681
Equity securities
Common stock	18,774	18,774
Non-redeemable preferred stock	248	248
Other investments
Note receivable	38,588			38,588
Warrants	21,789			21,789
Total	$802,720	$597,542	$144,801	$60,377

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

Level 2 financial assets

When quoted market prices are unavailable, the Company utilizes a third party pricing service to determine an estimate of fair value, which is mainly used for its fixed maturity investments, such as private and corporate debt securities, federal agency and municipal bonds, and non-government mortgage and asset-backed securities.  The observable inputs utilized by the pricing service include interest rates, using either a market or income valuation approach to determine fair value.  The extent of the use of each market input depends on the asset class and the market conditions; and, for some securities, additional inputs may be necessary.  Based on management’s understanding of the methodologies used by this pricing service, all applicable investments have been valued in accordance with GAAP valuation principles.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

Level 3 financial assets

The Company’s Level 3 investments include the term loan issued to SWS Group, Inc., or SWS, and the warrants issued to us by SWS.  Fair values are based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.  Inputs used to determine fair value include market conditions, spread, volatility, structure and cash flows. The extent of the use of each market input depends on the asset class and the market conditions; and, for some securities, additional inputs may be necessary.

The SWS term loan cash flow model utilizes yield estimates based on comparable securities in the market. Interest rate is the most significant unobservable input.  An increase or decrease in the discount rate would result in an increase or decrease in the fair value measurement of the term loan.

The warrants are valued utilizing a binomial model. SWS common stock price and its related volatility, an unobservable input, are the most significant inputs into the model and, therefore, increases or decreases to the stock price would result in a significant change in the fair value measurement of the warrants.

The following table is a roll-forward of the amounts at March 31, 2012 for financial instruments classified within Level 3.  The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.  The Company held no financial instruments classified within Level 3 as of the three months ended March 31, 2011.

Three Months Ended
March 31, 2012

Balance at December 31,	$60,377

Net transfers in	—
Purchases	—
Sales	—
Realized losses	—
Change in unrealized losses	(3,817)

Balance at March 31,	$56,560

All net unrealized losses in the table above are reflected in the accompanying financial statements.  The Company had no transfers between Levels 1 and 2 as of March 31, 2012.

The following tables present the carrying value and fair value of liabilities where they differ in value at March 31, 2012 and December 31, 2011 (in thousands).

	March 31, 2012					December 31, 2011
	Carrying	Fair				Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3	Value	Value
Financial liabilities
Notes payable	$131,450	$129,516		$129,516		$131,450	$129,989

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

4.              Reserve for Unpaid Losses and Loss Adjustment Expenses

A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the three months ended March 31, 2012 and 2011 is as follows (in thousands).

	Three Months Ended March 31,
	2012	2011

Balance at January 1	$44,835	$58,882
Less reinsurance recoverables	(25,083)	(43,773)
Net balance at January 1	19,752	15,109

Incurred related to:
Current Year	20,393	15,580
Prior Year	2,149	424
Total incurred	22,542	16,004

Payments related to:
Current Year	(10,542)	(8,679)
Prior Year	(8,970)	(5,149)
Total payments	(19,512)	(13,828)

Net balance at March 31	22,782	17,285
Plus reinsurance recoverables	25,079	41,793
Balance at March 31	$47,861	$59,078

Incurred amounts related to prior years indicate that we experienced unfavorable development in incurred but not reported reserves as of December 31, 2011 and 2010, resulting in an expense in the quarter ending March 31, 2012 and 2011.  The deficiency is a result of development in late reported claims from the 2011 accident year. Primary lines of business contributing to the 2011 accident year development were homeowners and fire and allied claims.

5.              Reinsurance Activity

NLASCO, Inc., or NLASCO, our wholly-owned property and casualty insurance holding company, limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and loss adjustment expenses, or LAE, and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies.  Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets.  Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2012, we had reinsurance recoverables of approximately $25.9 million, and no allowance.

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

MARCH 31, 2012

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

The effect of reinsurance on premiums written and earned for the three months ended March 31, 2012 and 2011 is as follows (in thousands).

	Three Months Ended
	March 31, 2012		March 31, 2011
	Written	Earned	Written	Earned
Premiums from direct business	$40,741	$38,685	$37,241	$34,696
Reinsurance assumed	1,437	1,359	1,270	1,250
Reinsurance ceded	(4,616)	(4,889)	(4,810)	(5,014)
Net premiums	$37,562	$35,155	$33,701	$30,932

The effect of reinsurance on incurred losses for the three months ended March 31, 2012 and 2011 was as follows (in thousands).

	Three Months Ended March 31,
	2012	2011
Loss and loss adjustment expense (LAE) incurred	$24,071	$17,946
Reinsurance recoverables	(1,529)	(1,942)
Net loss and LAE incurred	$22,542	$16,004

Multi-line excess of loss coverage

For all lines of business, the Company has excess of loss reinsurance covering $775,000 in excess of $225,000 retention on losses on any one risk.

Catastrophic coverage

As of January 1, 2012, the Company renewed its catastrophic reinsurance contract for its first and second layers of reinsurance.  Per the contract renewal, the Company changed its underlying coverage at ASIC to $6.5 million in excess of $1.5 million retention.  The Company has reinsurance for up to $162 million in losses per event in excess of the $8 million retention.  The reinsurance from $8 million to $50 million loss is comprised of two layers of protection: $17 million in excess of $8 million loss; $25 million in excess of $25 million loss.  The third layer provides coverage for $50 million in excess of $50 million loss; the fourth layer provides coverage of $50 million in excess of $100 million loss and the fifth layer provides coverage of $20 million in excess of $150 million loss. The fifth layer is not fully subscribed, with participants accounting for 79% of the total layer.  Accordingly, NLASCO retains 21% of the losses in the fifth layer.    NLIC and ASIC do not retain participation in any of the layers, other than the first $8 million and $1.5 million retention, respectively.   During 2012, all five layers can be reinstated one time for 100% of the original premium.  The third and fourth layer reinsurance contract is expected to renew after June 30, 2012.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

6.              Income Taxes

The significant components of the provision for income taxes are as follows (in thousands).

	Three Months Ended March 31,
	2012	2011

Current tax expense	$(29)	$(52)
Deferred tax expense	(174)	(725)

Income tax expense	$(203)	$(777)

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

Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the three months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,
	2012	2011

National Lloyds Insurance Company
Capital and surplus	$95,947	$97,798
Statutory net income	$1,128	$3,650
American Summit Insurance Company
Capital and surplus	$24,953	$24,577
Statutory net income	$93	$(724)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

8.              Capital and Dividend Restrictions

The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO’s wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO’s surplus, as shown by its last statement on file with the Commissioner, and 100% of net income for such period. At March 31, 2012, the maximum dividends that may be paid to NLASCO in 2012 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2012, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the NAIC has adopted the risk based calculation (“RBC”) formula (RBC ratio) for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2012, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

9.              Equity and Income per share

The following reflects the calculation of income per share on a basic and diluted basis (in thousands, except per share information).

	Three Months Ended March 31,
	2012	2011
Income per share from operations
Income from operations	$343	$1,410
Income attributable to common stockholders	$343	$1,410

Basic income per share from operations	$0.01	$0.02
Diluted income per share from operations	$0.01	$0.02

Income per share available to common stockholders:
Income available to common stockholders	$343	$1,410

Basic income per share available to common stockholders	$0.01	$0.02
Diluted income per share available to common stockholders	$0.01	$0.02

Weighted average share information:
Basic shares outstanding	56,499	56,496
Diluted shares outstanding	56,555	56,496

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Senior exchangeable Notes	6,208	6,718
Stock options	700	100
Total	6,908	6,818

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

For a further discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2012. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and those risk factors, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to, or effects on, us and our business or operations. Forward-looking statements made in this report speak as of the date of this report or as of the date specifically referenced in any such statement set forth in this report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements in this report.

GENERAL STRUCTURE OF THE COMPANY

We are a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination.  In connection with that strategy, we are identifying and evaluating potential targets on an ongoing basis.  At March 31, 2012, Hilltop Holdings Inc. had approximately $528 million of available cash and cash equivalents that could be used for this purpose.  No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

Hilltop indirectly owns all of the outstanding shares of NLASCO, Inc., or NLASCO.  NLASCO, in turn, owns National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC, both of which are licensed property and casualty insurers operating in multiple states.  In addition, NLASCO also owns the NALICO General Agency that operates in Texas.   NLIC commenced business in 1949 and currently operates in 14 states with its largest market being the State of Texas.  NLIC carries a financial strength rating of “A” (Excellent) by A.M. Best.  ASIC was formed in 1955 and currently operates in 11 states, its largest market being the State of Arizona.  ASIC carries a financial strength rating of “A” (Excellent) by A.M. Best. Both of these companies are regulated by the Texas Department of Insurance.

Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “HTH”.

OVERVIEW OF RESULTS

For the three months ended March 31, 2012, net income attributable to common stockholders was $0.3 million, or $0.01 per share, as compared to a net income of $1.4 million, or $0.02 per share, for the same period in 2011.  Net income attributable to common stockholders decreased by $1.1 million for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to higher loss and loss adjustment expenses of $6.5 million.  Offsetting these losses, were increases in net premiums earned of $4.2 million and net investment income of $1.2 million.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Revenue.  Revenue for the three months ended March 31, 2012 and 2011 was $40.1 million and $34.7 million, respectively.  Net premiums earned were $35.2 million for the first quarter in 2012, as compared to $30.9 million for the same period in 2011, primarily due to higher volume of earned premiums of $4.0 million and a decrease in the cost of catastrophe reinsurance of $0.2 million.  Net investment income was $3.3 million for the first quarter of 2012, as compared to $2.1 million for the same period in 2011, primarily due to SWS investment at HTH parent only and higher yields on cash balances in 2012.  Other income was $1.7 million for the first quarter in 2012, as compared to $1.6 million for the first quarter in 2011.

Underwriting Results.  The following table shows the components of the Company’s underwriting gain for the three months ended March 31, 2012 and 2011.  The Company’s underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses.  The underwriting results are discussed below (in thousands).

	Three Months Ended March 31,
	2012	2011	Change	% Change
Direct premiums written	$40,741	$37,241	$3,500	9.4%
Net premiums written	$37,562	$33,701	$3,861	11.5%

Net premiums earned	$35,155	$30,932	$4,223	13.7%
Loss and LAE	22,542	16,004	6,538	40.9%
Policy acquisition and other underwriting expenses	12,915	11,985	930	7.8%
Underwriting (loss) gain	$(302)	$2,943	$(3,245)	-110.3%

Agency expenses	$(447)	$(433)	$(14)	3.2%
Loss and LAE ratio	64.1%	51.7%	12.4%
Policy acquisition and other underwriting expense less agency expense ratio	35.5%	37.3%	-1.8%
Combined ratio	99.6%	89.0%	10.6%

The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period.  The policy acquisition and other underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period.  Combined ratio gives you the sum of both ratios.

Our combined ratio for the three months ended March 31, 2012 is 99.6%, as compared to 89.0% for the same period in 2011.  The 10.6% increase was due to an increase in loss and LAE and policy acquisition and underwriting expenses, moderated by an increase in net premiums earned primarily from accident year 2011. Net premiums earned increased 13.7% in the three months ended March 31, 2012, as compared to the same period in 2011, due to increase in volume of written premiums.  Loss and LAE expenses increased 40.9% in the quarter ending March 31, 2012, as compared to 2011, due to increased risk associated with a 13.7% increase in earned premiums, adverse weather development and prior year adverse development.  Policy acquisition and other underwriting expenses increased 7.8% for the three months ended March 31, 2012, as compared to 2011, which is a direct result of increased direct written premiums, as the underwriting ratio was favorable by 1.8%.

The Company seeks to consistently generate underwriting profitability.  Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios.  The non-catastrophic loss ratio excludes Property Claims Services (PCS) events that exceed $1.0 million of losses to NLASCO.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the three months ended March 31, 2012, retained catastrophic events accounted for $1.2 million of the total loss and loss adjustment expense, as compared to $0.7 million for the same period in 2011.  Excluding catastrophic events, our combined ratios for the three months ended March 31, 2012 and 2011 would have been 96.1% and 87.0%, respectively.

For the three months ended March 31, 2012, the Company incurred a benefit related to three catastrophes, Hurricane Ike and Hurricane Dolly and a 2010 Arizona storm, of $0.1 million, as compared to a loss of $1.8 million for the same period in 2011.  The benefit in the three months ended March 31, 2012 relates primarily to decreased reserves on previously settled hurricane claims and additional reporting of Arizona claims. These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable from reinsurers.  The primary financial effect is additional reinstatement premium payable to the affected reinsurers.  For the three months ended March 31, 2012 and 2011, the Company incurred a benefit from reinstatement premiums of $5 thousand for the quarter ended March 31, 2012, as compared to an expense of $0.4 million in 2011.

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

Direct premiums written by major product line for the three months ended March 31, 2012 and 2011, are presented in the table below (in thousands).

	Three Months Ended March 31,
	2012	2011	Change	% Change
Direct Premiums Written:
Homeowners	$17,672	$16,305	$1,367	8.4%
Fire	12,780	12,211	569	4.7%
Mobile Home	8,110	6,677	1,433	21.5%
Commercial	2,122	2,008	114	5.7%
Other	57	40	17	42.5%
	$40,741	$37,241	$3,500	9.4%

Total direct premiums written increased for the three months ended March 31, 2012 for all insurance products due to expanded distribution and growth on existing insurance products.  Higher value homeowner and commercial insurance products generated $1.0 million in the three months ended March 31, 2012. Our existing products increased $2.6 million because of growth in premium production in Texas, Oklahoma, Georgia, Tennessee and Arizona in the same period in 2012.

Net premiums written by major product line for the three months ended March 31, 2012 and 2011, are presented in the table below (in thousands).

	Three Months Ended March 31,
	2012	2011	Change	% Change
Net Premiums Written:
Homeowners	$16,293	$14,755	$1,538	10.4%
Fire	11,783	11,051	732	6.6%
Mobile Home	7,477	6,042	1,435	23.8%
Commercial	1,957	1,817	140	7.7%
Other	52	36	16	44.4%
	$37,562	$33,701	$3,861	11.5%

Total net premiums written increased for the three months ended March 31, 2012 for all insurance products directly resulting from higher volume of direct written premiums and a $0.2 million decrease in catastrophe reinsurance costs.

Net premiums earned by major product line for the three months ended March 31, 2012 and 2011, are presented in the table below (in thousands).

	Three Months Ended March 31,
	2012	2011	Change	% Change
Net Premiums Earned:
Homeowners	$15,249	$13,542	$1,707	12.6%
Fire	11,028	10,143	885	8.7%
Mobile Home	6,998	5,546	1,452	26.2%
Commercial	1,831	1,668	163	9.8%
Other	49	33	16	48.5%
	$35,155	$30,932	$4,223	13.7%

Net premiums earned for the three months ended March 31, 2012 increased $4.2 million, as compared to 2011.  The increase in net premiums earned directly results from higher net written premiums and a decrease in change in unearned premiums of $0.4 million.

Loss and Loss Adjustment Expenses.  Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers.  Loss and LAE for the three months ended March 31, 2012 was $22.5 million, as compared to $16.0 million for the same period in 2011.  The increase is a result of  $4.4 million in more severe storm activity on the 2012 accident year and $2.1 million on late reported claims from the 2011 accident year.  The late reported claims contributed to the adverse development on 2011 accident year losses on homeowners, liability and fire and allied claims.

The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned.  The loss and LAE ratio for the three months ended March 31, 2012 and 2011 was 64.1% and 51.7%, respectively.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended March 31, 2012 and 2011 were as follows (in thousands).

	Three Months Ended March 31,
	2012	2011	Change	% Change
Amortization of deferred policy acquisition costs	$9,228	$8,180	$1,048	12.8%
Other underwriting expenses	3,687	3,805	(118)	-3.1%
Total policy acquisition and other underwriting expenses	12,915	11,985	930	7.8%
Agency expenses	(447)	(433)	(14)	3.2%
Total policy acquisition and other underwriting expenses less agency expenses	$12,468	$11,552	$916	7.9%
Net premiums earned	$35,155	$30,932	$4,223	13.7%
Expense ratio	35.5%	37.3%	-1.8%

Total policy acquisition and other underwriting expenses as of March 31, 2012 were $12.9 million, as compared to $12.0 million for the same period in 2011, even though the expense ratio was favorable by 1.8%.  Amortization of deferred policy acquisition costs increased $1.0 million due to unearned premiums increasing $2.1 million in the three months ending March 31, 2012, as compared to the same period in 2011.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2012 was $1.6 million, a decrease of $0.2 million as compared to the three months ended March 31, 2011, or 12.2%.  The decrease was due to lower acquisition expense of $0.4 million, offset by higher salary expense of $0.2 million.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was $0.4 million.

Interest Expense.  Interest expense for the three months ended March 31, 2012 was $2.1 million, as compared to $2.2 million for the same period in 2011, due to the reduction of $6.9 million in debt.

Income Taxes.  The Company had a $0.2 million income tax expense for the three months ended March 31, 2012, compared to $0.8 million expense for the same period in 2011.  The expense in 2012 is primarily related to the income from the insurance operations of $2.2 million.  The expense in 2011 is primarily related to the income from the insurance operations of $5.2 million.  The decrease in income tax expense is a direct result of the decreased income from operations, as the effective tax rate remained substantially unchanged.

Net Income Attributable to Common Stockholders.  As a result of the foregoing, our net income attributable to common stockholders was $0.3 million for the three months ended March 31, 2012, as compared to  net income of $1.4 million for the three months ended March 31, 2011.  The principal reasons for the $1.1 million decrease in income in the first quarter of 2012 are higher loss and LAE of $6.5 million and higher policy acquisition and underwriting expenses of $0.9 million, offset by net premiums earned of $4.2 million, $1.2 million increase in investment income, lower general and administrative expense of $0.2 million and lower income tax expense of $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

General

Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $924 million at March 31, 2012.  At March 31, 2012, the Company had invested approximately $580 million in cash and cash equivalents, consisting of approximately $528 million owned by the parent company and $52 million owned by NLASCO and its subsidiaries.  These deposits are in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company does not believe that it is exposed to any significant credit risk on cash based on the size and financial strength of the financial institutions in which the funds are held.

Hilltop is seeking to make opportunistic acquisitions or effect business combinations with its available cash and, if necessary or appropriate, from additional equity or debt financing sources.

At March 31, 2012, we had approximately $580 million of cash and cash equivalents and $220 million of investments, as compared to approximately $578 million of cash and cash equivalents and $224 million of investments as of December 31, 2011.

As of March 31, 2012, our short-term liquidity needs included funds to pay our insurance claims and funds to service our debt.

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

Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only.  Furthermore, without the prior approval of the Commissioner of the Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company’s surplus, as shown by its last statement on file with the Commissioner, and 100% of net income for such period.  At March 31, 2012, the maximum dividends that may be paid in 2012, without regulatory approval, is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders.  At March 31, 2012, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or “RBC”, requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk.  The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action.  At March 31, 2012, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

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

Our insurance operating subsidiary, NLASCO, primary investment objective is to preserve capital.  Our strategy is to purchase securities in sectors that represent the most attractive relative value.  Bonds, cash and short-term investments constitute $201.9 million, or 94.5%, of our investments at NLASCO at March 31, 2012.  Although there is no intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

Cash provided by operations was $2.6 million for the three months ended March 31, 2012, primarily due to net income of $0.3 million and an increase in unearned premiums of $2.1 million.  Cash provided by operations was $3.7 million for the three months ended March 31, 2011, primarily due to net income of $1.4 million and an increase in unearned premiums of $2.6 million.

Cash used in investing activities was $0.3 million in the three months ended March 31, 2012, primarily due to purchases of available-for-sale securities of $2.6 million, offset by proceeds from sales and maturities of available-for-sale securities of $1.0 million and $1.4 million, respectively.  Cash provided by investing activities was $3.6 million in the three months ended March 31, 2011, due to proceeds received from maturities and sales of available-for-sale securities of $4.8 million, which were offset by purchases of fixed assets of $0.2 million and available-for-sale securities of $1.1 million.

Cash used in financing activities was $1.2 million in the three months ended March 31, 2012, due to repurchase of common stock.  There were no financing activities for the three months ended March 31, 2011.

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

Inflation

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2012 and 2011.  Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves
(in thousands)

2012	$23,165
2013	12,396
2014	5,983
2015	3,637
2016	1,771
Thereafter	909
$47,861

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.  As of March 31, 2012, we did not have any derivative financial instruments.

As of March 31, 2012, our total debt outstanding was approximately $131 million, comprised of $83.9 million, or 64%, subject to fixed interest rates and $47.5 million, or 36%, subject to variable interest rates.

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

The fair value of debt outstanding as of March 31, 2012 was approximately $129.5 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of March 31, 2012 (in thousands).

	Principal Commitments
	Fixed	Variable	Total

2012	$—	$—	$—
2016 and Thereafter	83,950	47,500	131,450
Commitments	$83,950	$47,500	$131,450

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding repurchases by us of our common stock during the periods indicated.  We repurchased 141,400 shares of the Company in a privately negotiated transaction during the three months ended March 31, 2012, as authorized by the Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2011	—	—	—	—
February 1, 2012 – February 29, 2012	—	—	—	—
March 1, 2012 – March 31, 2012	141,400	$8.22	141,400	$98,837,692
Total	141,400	$8.22	141,400	$98,837,692

ITEM 6. EXHIBITS

(a)          Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: May 4, 2012

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