Form 10-Q
period 2012-06-30
Hilltop Holdings Inc.
filed 2012-08-06
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the Registrant’s common stock outstanding at August 6, 2012 was 56,363,647.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2012	2011
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $132,049 and $135,166, respectively)	$141,687	$144,801
Equity securities
Available for sale securities, at fair value (cost of $19,008 and $16,813, respectively)	19,610	19,022
Other investments
Note receivable, at fair value (amortized cost of $39,540 and $38,641, respectively)	40,672	38,588
Warrants, at fair value (cost of $12,068 and $12,068, respectively)	13,905	21,789
Total investments	215,874	224,200

Cash and cash equivalents	576,412	578,520
Accrued interest and dividends	1,494	1,576
Premiums receivable	26,792	24,390
Deferred acquisition costs	20,631	19,182
Reinsurance recoverable, net of uncollectible amounts	23,135	25,861
Prepaid reinsurance premiums	3,189	5,056
Income taxes receivable	77	77
Deferred income taxes	16,300	8,354
Goodwill	23,988	23,988
Intangible assets, definite life	5,490	6,074
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	2,115	2,128
Loan origination costs, net	2,380	2,471
Other assets	1,221	548
Total assets	$922,098	$925,425

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and loss adjustment expenses	$52,087	$44,835
Unearned premiums	86,634	80,661
Reinsurance payable	3,057	2,845
Accounts payable and accrued expenses	7,293	8,121
Notes payable	131,450	131,450
Other liabilities	2,851	2,130
Total liabilities	283,372	270,042

Stockholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized, 56,362,273 and 56,500,828 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	564	565
Additional paid-in capital	917,299	918,192
Accumulated other comprehensive income	8,586	13,983
Accumulated deficit	(287,723)	(277,357)
Total stockholders’ equity	638,726	655,383
Total liabilities and stockholders’ equity	$922,098	$925,425

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Net premiums earned	$36,195	$32,568	$71,350	$63,500
Net investment income	3,223	2,229	6,482	4,310
Other income	1,851	1,723	3,562	3,348
Net realized gains on investments
Other realized investment gains, net	17	12	38	31
Total realized investment gains, net	17	12	38	31
Total revenue	41,286	36,532	81,432	71,189
Expenses:
Loss and loss adjustment expenses	39,071	41,101	61,613	57,105
Policy acquisition and other underwriting expenses	12,793	11,597	25,708	23,582
General and administrative expenses	2,913	1,612	4,557	3,485
Depreciation and amortization	330	426	690	858
Interest expense	2,131	2,245	4,270	4,421
Total expenses	57,238	56,981	96,838	89,451

Loss before income tax benefit	(15,952)	(20,449)	(15,406)	(18,262)
Income tax benefit	5,243	7,216	5,040	6,439

Net loss attributable to common stockholders	$(10,709)	$(13,233)	$(10,366)	$(11,823)

Loss per share attributable to common stockholders
Basic loss per share	$(0.19)	$(0.23)	$(0.18)	$(0.21)
Diluted loss per share	$(0.19)	$(0.23)	$(0.18)	$(0.21)

Weighted average share information
Basic shares outstanding	56,362	56,498	56,431	56,497
Diluted shares outstanding	56,362	56,498	56,431	56,497

Other comprehensive (loss) income, before tax
Unrealized (losses) gains on available-for-sale securities	(3,071)	918	(8,303)	288
Income tax benefit (expense)	1,075	(321)	2,906	(101)
Other comprehensive (loss) income, net of tax	(1,996)	597	(5,397)	187

Comprehensive loss attributable to common stockholders	$(12,705)	$(12,636)	$(15,763)	$(11,636)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2011	56,501	$565	$918,192	$13,983	$(277,357)	$655,383
Net loss					(10,366)	(10,366)
Other comprehensive loss, net of tax benefit of $2,906				(5,397)		(5,397)
Total comprehensive loss						(15,763)
Common stock issued to board members	2		24			24
Repurchase of common stock	(141)	(1)	(1,161)			(1,162)
Stock compensation expense			244			244

Balance, June 30, 2012	56,362	$564	$917,299	$8,586	$(287,723)	$638,726

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net loss	$(10,366)	$(11,823)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	690	858
Increase in deferred income taxes	(5,040)	(6,320)
Increase in unearned premiums	5,973	9,304
Increase in deferred acquisition costs	(1,449)	(2,380)
Realized gains on investments	(38)	(31)
Amortization of loan origination costs	91	98
Stock grant compensation expense	268	34
Decrease in payable to related party	—	(263)
Increase in income taxes payable	—	21
Increase in premiums receivable	(2,402)	(3,103)
Decrease in reinsurance recoverables	2,726	3,734
Increase in loss and loss adjustment expense reserves	7,252	9,734
Changes in other operating assets and liabilities	723	226
Net cash (used in) provided by operating activities	$(1,572)	$89

Cash flow from investing activities:
Purchases of available-for-sale securities	$(2,717)	$(16,321)
Proceeds from sales of available-for-sale securities	2,075	2,392
Proceeds from maturities of available-for-sale securities	1,361	3,803
Purchases of fixed assets	(93)	(242)
Net cash provided by (used in) investing activities	$626	$(10,368)

Cash flow from financing activities:
Repurchase of common stock	$(1,162)	$—
Net cash used in financing activities	$(1,162)	$—
Net decrease in cash and cash equivalents	(2,108)	(10,279)
Cash and cash equivalents, beginning of period	578,520	649,439
Cash and cash equivalents, end of period	$576,412	$639,160

Supplemental cash flow information:
Cash paid for interest	$4,180	$4,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

1.              Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Hilltop Holdings Inc. is a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination.  In connection with this strategy, on May 8, 2012, we entered into a definitive agreement and plan of merger with PlainsCapital Corporation.  In accordance with the merger agreement, PlainsCapital Corporation will become a wholly owned subsidiary of us.  The purchase consideration to PlainsCapital Corporation shareholders includes approximately 27.5 million shares of our common stock and approximately $318 million of cash.  Consummation of the merger is subject to certain closing conditions, including approval of PlainsCapital Corporation’s and our respective shareholders and regulatory approvals.  No assurance can be given at this time as to when or if this transaction will be consummated.

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

In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim periods ended June 30, 2012 may not be indicative of the results that may be expected for the year ended December 31, 2012. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

JUNE 30, 2012

(unaudited)

Summary of Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In October 2010, the FASB issued ASU-2010-26 to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts.  This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs.  The updated guidance is effective for periods beginning after December 15, 2011. The Company adopted this guidance prospectively on January 1, 2012, and it had no material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU-2011-04 to clarify ASC 820 and in some instances changed particular principles or requirements for measuring fair value or disclosing information about fair value measurements.  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This updated guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU-2011-05, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The new standard allows companies to report net income and other comprehensive income in a single, continuous statement, or in two separate, but consecutive statements.  The statement(s) would need to be presented with equal prominence as the other primary financial statements.  This updated guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 changed our current presentation of other comprehensive income; however, it did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU-2011-12, which amended ASU-2011-05 and defers guidance related to the presentation of reclassification adjustments out of accumulated other comprehensive income.  All other requirements presented in ASU-2011-05 are not affected by this Update.  This updated guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 changed our current presentation of other comprehensive income; however, it did not have a material impact on the Company’s financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

2.              Investments

The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of available-for-sale securities by major security type and class of security at June 30, 2012 and December 31, 2011 were as follows (in thousands).

	June 30, 2012
		Gross	Gross
		Unrealized	Unrealized
	Cost/Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Fixed maturities:
Government securities	$27,756	$1,270	$(1)	$29,025
Residential mortgage-backed securities	10,373	797	—	11,170
Commercial mortgage-backed securities	1,969	64	—	2,033
Corporate debt securities	91,951	7,574	(66)	99,459
	132,049	9,705	(67)	141,687

Equity securities	19,008	608	(6)	19,610
	151,057	10,313	(73)	161,297

Other investments:
Note receivable	39,540	1,132	—	40,672
Warrants	12,068	1,837	—	13,905
	$202,665	$13,282	$(73)	$215,874

	December 31, 2011
		Gross	Gross
		Unrealized	Unrealized
	Cost/Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Fixed maturities:
Government securities	$27,729	$1,439	$(3)	$29,165
Residential mortgage-backed securities	11,708	944	—	12,652
Commercial mortgage-backed securities	2,277	36	(10)	2,303
Corporate debt securities	93,452	7,406	(177)	100,681
	135,166	9,825	(190)	144,801

Equity securities	16,813	2,462	(253)	19,022
	151,979	12,287	(443)	163,823

Other investments:
Note receivable	38,641	—	(53)	38,588
Warrants	12,068	9,721	—	21,789
	$202,688	$22,008	$(496)	$224,200

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

The following tables summarize the length of time securities with unrealized losses at June 30, 2012 and December 31, 2011 have been in an unrealized loss position (in thousands).

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
Fixed maturities:
Government securities	$398	$(1)	$—	$—	$398	$(1)
Corporate debt securities	720	(37)	1,723	(29)	2,443	(66)
	1,118	(38)	1,723	(29)	2,841	(67)

Equity securities	—	—	93	(6)	93	(6)
	$1,118	$(38)	$1,816	$(35)	$2,934	$(73)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-sale securities:
Fixed maturities:
Government securities	$1,695	$(3)	$—	$—	$1,695	$(3)
Commercial mortgage-backed securities	487	(10)	—	—	487	(10)
Corporate debt securities	5,254	(177)	—	—	5,254	(177)
	7,436	(190)	—	—	7,436	(190)

Equity securities	8,476	(253)	—	—	8,476	(253)
	15,912	(443)	—	—	15,912	(443)

Other investments
Note receivable	38,588	(53)	—	—	38,588	(53)
	$54,500	$(496)	$—	$—	$54,500	$(496)

For the three and six months ended June 30, 2012, the Company did not record any other-than-temporary impairments.  While all of the investments are monitored for potential other-than-temporary impairment, our analysis and experience indicate that these investments generally do not present a greater risk of other-than-temporary impairment, as fair value should recover over time.  Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee.  While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities.  The Company does not intend, nor is it likely that the Company will be required to sell these securities before the recovery of the cost basis; and, therefore, we do not believe any other-than-temporary impairments exist as of June 30, 2012.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

Gross realized investment gains and losses for the three and six months ended June 30, 2012 and 2011 are summarized as follows (in thousands).

	Three Months Ended June 30,
	2012			2011
	Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total

Fixed maturities	$19	$(2)	$17	$13	$(1)	$12
	$19	$(2)	$17	$13	$(1)	$12

	Six Months Ended June 30,
	2012			2011
	Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total

Fixed maturities	$40	$(2)	$38	$33	$(2)	$31
	$40	$(2)	$38	$33	$(2)	$31

Sale of available-for-sale investment securities resulted in the following during the three and six months ended June 30, 2012 and 2011 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds	$1,080	$877	$2,075	$2,392

Gross gains	$19	$13	$40	$33

Gross losses	$(2)	$(1)	$(2)	$(2)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  The schedule of fixed maturities of available-for-sale securities at June 30, 2012 and December 31, 2011, by contractual maturity are as follows (in thousands).

	June 30, 2012
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$28,682	$29,156
Due after one year through five years	53,382	56,644
Due six years through ten years	36,728	41,729
Due after ten years	915	955
Mortgage-backed securities	12,342	13,203
	$132,049	$141,687

Other investments:
Due after one year through five years	$51,608	$54,577
	$51,608	$54,577

	December 31, 2011
	Amortized	Fair
	Cost	Value
Available-for-sale fixed maturities:
Due within one year	$12,608	$12,942
Due after one year through five years	69,594	73,300
Due six years through ten years	38,065	42,766
Due after ten years	914	838
Mortgage-backed securities	13,985	14,955
	$135,166	$144,801

Other investments:
Due after one year through five years	$50,709	$60,377
	$50,709	$60,377

Net investment income for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Cash equivalents	$206	$602	$(396)	$389	$1,219	$(830)
Fixed maturities	1,977	1,587	390	3,958	3,023	935
Equity securities	166	168	(2)	357	331	26
Other Investments	1,000	—	1,000	2,000	—	2,000
	3,349	2,357	992	6,704	4,573	2,131

Investment expense	(126)	(128)	2	(222)	(263)	41

Net investment income	$3,223	$2,229	$994	$6,482	$4,310	$2,172

At June 30, 2012, the Company had investments with carrying values totaling $9.4 million on deposit with various state insurance departments.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

The following tables present the hierarchy of inputs used by the Company by financial asset type to determine their fair values at June 30, 2012 and December 31, 2011 (in thousands).

	As of June 30, 2012
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$576,412	$576,412	$—	$—
Fixed maturities
Government securities	29,025	—	29,025	—
Residential mortgage-backed securities	11,170	—	11,170	—
Commercial mortgage-backed securities	2,033	—	2,033	—
Corporate debt securities	99,459	—	99,459	—
Equity securities
Common stock	17,202	17,202	—	—
Non-redeemable preferred stock	2,408	2,408	—	—
Other investments
Note receivable	40,672	—	—	40,672
Warrants	13,905	—	—	13,905
Total	$792,286	$596,022	$141,687	$54,577

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$578,520	$578,520	$—	$—
Fixed maturities
Government securities	29,165	—	29,165	—
Residential mortgage-backed securities	12,652	—	12,652	—
Commercial mortgage-backed securities	2,303	—	2,303	—
Corporate debt securities	100,681	—	100,681	—
Equity securities
Common stock	18,774	18,774	—	—
Non-redeemable preferred stock	248	248	—	—
Other investments
Note receivable	38,588	—	—	38,588
Warrants	21,789	—	—	21,789
Total	$802,720	$597,542	$144,801	$60,377

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

As the Company is responsible for the determination of fair value, we have control processes designed to ensure that the fair values received from third-party pricing sources are reasonable and the valuation techniques and assumptions used appear reasonable and consistent with prevailing market conditions. As part of these controls, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value.  The Company’s analysis includes:  (i) a review of the methodology used by third party pricing services; (ii) where available, a comparison of multiple pricing services’ valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably stale; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties.  As a result of such procedures, the Company may conclude the prices received from third parties are not reflective of current market conditions.  In those instances, we may request additional pricing quotes or apply internally developed valuations.  However, the number of instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

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

The following table is a roll-forward of the amounts at June 30, 2012 for financial instruments classified within Level 3.  The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.  The Company held no financial instruments classified within Level 3 during the six months ended June 30, 2011.

Six Months Ended

Balance at December 31, 2011	$60,377

Net transfers in	—
Purchases	—
Sales	—
Realized losses	—
Net unrealized losses	(5,800)

Balance at June 30, 2012	$54,577

All net unrealized losses in the table above are reflected in the accompanying financial statements.  The Company had no transfers between Levels 1 and 2 for the six months ended June 30, 2012.

The following tables present the carrying value and fair value of liabilities where they differ in value at June 30, 2012 and December 31, 2011 (in thousands).

	June 30, 2012					December 31, 2011
	Carrying	Fair				Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3	Value	Value

Financial liabilities
Notes payable	$131,450	$133,293	—	$133,293	—	$131,450	$129,989

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

4.              Reserve for Unpaid Losses and Loss Adjustment Expenses

A roll forward of the reserve for unpaid losses and loss adjustment expenses for the six months ended June 30, 2012 and 2011 is as follows (in thousands).

	Six Months Ended June 30,
	2012	2011

Balance at January 1	$44,835	$58,882
Less reinsurance recoverables	(25,083)	(43,773)
Net balance at January 1	19,752	15,109

Incurred related to:
Current Year	59,340	56,775
Prior Year	2,273	330
Total incurred	61,613	57,105

Payments related to:
Current Year	(38,845)	(37,059)
Prior Year	(11,798)	(6,700)
Total payments	(50,643)	(43,759)

Net balance at June 30	30,722	28,455
Plus reinsurance recoverables	21,365	40,161
Balance at June 30	$52,087	$68,616

Incurred amounts related to prior years indicate that we experienced unfavorable development in incurred but not reported reserves as of December 31, 2011 and 2010, resulting in an expense in the six months ended June 30, 2012 and 2011, respectively.  The development in 2012 is a result of late reported claims from the 2011 accident year. Primary lines of business contributing to the 2011 accident year development were homeowners and fire and allied claims.

5.              Reinsurance Activity

NLASCO, Inc., or NLASCO, our wholly-owned property and casualty insurance holding company, limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and loss adjustment expenses, or LAE, and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies.  Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets.  Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2012, we had reinsurance recoverables of approximately $23 million, and no allowance.

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

JUNE 30, 2012

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

The effect of reinsurance on premiums written and earned for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands).

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$45,193	$41,602	$43,070	$36,460	$85,934	$80,287	$80,311	$71,156
Reinsurance assumed	1,666	1,417	1,401	1,271	3,104	2,776	2,671	2,521
Reinsurance ceded	(5,230)	(6,824)	(5,348)	(5,163)	(9,847)	(11,713)	(10,158)	(10,177)
Net premiums	$41,629	$36,195	$39,123	$32,568	$79,191	$71,350	$72,824	$63,500

The effect of reinsurance on incurred losses for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loss and loss adjustment expense (LAE) incurred	$38,374	$43,204	$62,445	$61,150
Reinsurance recoverables	697	(2,103)	(832)	(4,045)
Net loss and LAE incurred	$39,071	$41,101	$61,613	$57,105

Multi-line excess of loss coverage

For all lines of business, the Company has excess of loss reinsurance covering $775,000 in excess of $225,000 retention on losses on any one risk.

Catastrophic coverage

As of January 1, 2012, the Company renewed its catastrophic reinsurance contract for its first and second layers of reinsurance.  Per the contract renewal, the Company changed its underlying coverage at ASIC to $6.5 million in excess of $1.5 million retention.  The Company has reinsurance for up to $162 million in losses per event in excess of the $8 million retention.  The reinsurance from $8 million to $50 million loss is comprised of two layers of protection: $17 million in excess of $8 million loss; $25 million in excess of $25 million loss.  The third layer provides coverage for $50 million in excess of $50 million loss; the fourth layer provides coverage of $50 million in excess of $100 million loss and the fifth layer provides coverage of $20 million in excess of $150 million loss. The fifth layer is not fully subscribed, with participants accounting for 79% of the total layer.  Accordingly, NLASCO retains 21% of the losses in the fifth layer.  NLIC and ASIC do not retain participation in any of the layers, other than the first $8 million and $1.5 million retention, respectively.  During 2012, all five layers can be reinstated one time for 100% of the original premium.  The third, fourth and fifth layer reinsurance contract renewed after June 30, 2012, in two layers, $50 million in excess of $50 million loss and $70 million in excess of $100 million loss, both of which are fully subscribed.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

6.              Income Taxes

The significant components of the provision for income taxes are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Current tax benefit	$29	$59	$—	$7
Deferred tax benefit	5,214	7,157	5,040	6,432
Income tax benefit	$5,243	$7,216	$5,040	$6,439

The decrease in income tax benefit is a direct result of the decreased loss from operations as the effective tax rate remained substantially unchanged.

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

The Company’s insurance subsidiaries’ statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas has adopted the National Association of Insurance Commissioners’ (NAIC) statutory accounting practices as the basis of its statutory accounting practices with certain differences, which are not significant to the companies’ statutory equity.

Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the three and six months ended June 30, 2012 and 2011 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

National Lloyds Insurance Company
Capital and surplus	$86,882	$86,012	$86,882	$86,012
Statutory net loss	(8,885)	(12,196)	(7,757)	(8,546)
American Summit Insurance Company
Capital and surplus	24,136	23,753	24,136	23,753
Statutory net loss	(663)	(831)	(570)	(1,555)

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

8.              Capital and Dividend Restrictions

The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO’s wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO’s surplus, as shown by its last statement on file with the Commissioner, and 100% of net income for such period. At June 30, 2012, the maximum dividends that may be paid to NLASCO in 2012 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2012, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the NAIC has adopted the risk based calculation (“RBC”) formula (RBC ratio) for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2012, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

9.              Loss per share

The following reflects the calculation of loss per share on a basic and diluted basis for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loss per share from operations
Net loss from operations	$(10,709)	$(13,233)	$(10,366)	$(11,823)
Loss attributable to common stockholders	$(10,709)	$(13,233)	$(10,366)	$(11,823)

Basic loss per share from operations	$(0.19)	$(0.23)	$(0.18)	$(0.21)
Diluted loss per share from operations	$(0.19)	$(0.23)	$(0.18)	$(0.21)

Weighted average share information:
Basic shares outstanding	56,362	56,498	56,431	56,497
Diluted shares outstanding	56,362	56,498	56,431	56,497

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Senior exchangeable notes	6,208	6,718	6,208	6,718
Stock options	700	100	700	100
Total	6,908	6,818	6,908	6,818

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs or further changes, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

•                  fluctuations in the market price of our common stock and the related effect on the value of the merger consideration offered to PlainsCapital Corporation shareholders;

•                  business uncertainties and contractual restrictions while the contemplated merger with PlainsCapital Corporation is pending;

•                  the possibility that the proposed merger with PlainsCapital Corporation does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

•                  required modifications to the terms of the proposed merger with PlainsCapital Corporation to obtain approvals or satisfy conditions;

•                  diversion of management time on merger related issues;

•                  changes in the financial condition and results of operations of PlainsCapital Corporation, including its failure to sustain its current revenues and earnings;

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

GENERAL STRUCTURE OF THE COMPANY

We are a holding company that is endeavoring to make opportunistic acquisitions or effect a business combination.  At June 30, 2012, Hilltop Holdings Inc. had approximately $529 million of available cash and cash equivalents that could be used for this purpose.  No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

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

OVERVIEW OF RESULTS

For the three months ended June 30, 2012, net loss attributable to common stockholders was $10.7 million, or $0.19 per share, as compared to a net loss of $13.2 million, or $0.23 per share, for the same period in 2011.  Net loss attributable to common stockholders decreased by $2.5 million for the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to higher net premiums earned of $3.6 million, higher net investment income of $1.0 million and lower loss and loss adjustment expenses of $2.0 million, offset by higher policy acquisition and other underwriting expenses of $1.2 million, higher general and administrative expenses of $1.3 million and lower income tax benefit of $2.0 million.

For the six months ended June 30, 2012, net loss attributable to common stockholders was $10.4 million, or $0.18 per share, as compared to a net loss of $11.8 million, or $0.21 per share, for the same period in 2011.  Net loss attributable to common stockholders decreased by $1.5 million for the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to higher net premiums earned of $7.9 million, higher net investment income of $2.2 million, offset by higher loss and loss adjustment expenses of $4.5 million, higher policy acquisition and other underwriting expenses of $2.1 million, higher general and administrative expenses of $1.1 million and lower income tax benefit of $1.4 million.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

Strategic Acquisitions.  Hilltop is seeking to make opportunistic acquisitions with its cash and, if necessary or appropriate, from additional equity or debt financing sources.  In connection with this strategy, on May 8, 2012, we entered into a definitive agreement and plan of merger with PlainsCapital Corporation.  In accordance with the merger agreement, PlainsCapital Corporation will become a wholly owned subsidiary of us.  The purchase consideration to PlainsCapital Corporation shareholders includes approximately 27.5 million shares of our common stock and approximately $318 million of cash.  Consummation of the merger is subject to certain closing conditions, including approval of PlainsCapital Corporation’s and our respective shareholders and regulatory approvals.  No assurance can be given at this time as to when or if this transaction will be consummated.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Revenue.  Revenue for the three months ended June 30, 2012 was $41.3 million, as compared to $36.5 million for the same period in 2011.  Net premiums earned were $36.2 million for the three months ended June 30, 2012, as compared to $32.6 million for the same period in 2011, primarily due to higher volume of earned premium of $3.5 million and a decrease in the cost of reinsurance of $0.1 million.  Net investment income was $3.2 million for the three months ended June 30, 2012, as compared to $2.2 million for the same period in 2011, primarily due to interest earned on the note portion of the SWS investment at HTH parent only and higher yields on cash balances in 2012.

Underwriting Results.  The following table shows the components of the Company’s underwriting loss for the three months ended June 30, 2012 and 2011.  The Company’s underwriting loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses.  The underwriting results are discussed below (in thousands).

	Three Months Ended June 30,
	2012	2011	Change	% Change
Direct premiums written	$45,193	$43,070	$2,123	4.9%
Net premiums written	41,629	39,123	2,506	6.4%

Net premiums earned	$36,195	$32,568	$3,627	11.1%
Loss and LAE	39,071	41,101	(2,030)	-4.9%
Policy acquisition and other underwriting expenses	12,793	11,597	1,196	10.3%
Underwriting loss	$(15,669)	$(20,130)	$4,461	-22.2%

Agency expenses	$(517)	$(453)	$(64)	-14.1%

Loss and LAE ratio	107.9%	126.2%	-18.3%
Underwriting expense ratio	33.9%	34.2%	-0.3%
Combined ratio	141.8%	160.4%	-18.6%

The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period.  The underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period.  Combined ratio gives you the sum of both ratios.

The second quarter is typically the most challenging for NLASCO, as Texas experiences seasonal severe weather.  Tornado, wind and hail storms in Texas and the southwest produced losses of $12.5 million in the three months ended June 30, 2012, compared to $14.6 million in 2011. Losses from individual days of widely dispersed, exceptional weather events added $2.6 million to losses in the three months ended June 30, 2012, as compared to $7.1 million in 2011.  Our net premiums earned also increased by 11.1% for the three months ended June 30, 2012, as compared to the same period in 2011. These factors contributed to our combined ratio of 141.8% for the three months ended June 30, 2012, declining from the 160.4% for the three months ended June 30, 2011.

The Company seeks to consistently generate underwriting profitability.  Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios.  The non-catastrophic loss ratio excludes Property Claims Services (PCS) events that exceed $1.0 million of losses to NLASCO.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the three months ended June 30, 2012, catastrophic events that did not exceed our reinsurance retention accounted for $12.7 million of the total loss and loss adjustment expense, as compared to $14.9 million for the same period in 2011.  Excluding catastrophic events, our combined ratios for the three months ended June 30, 2012 and 2011 would have been 106.7% and 114.6%, respectively.

For the three months ended June 30, 2012, the Company incurred a benefit related to three catastrophes, Hurricane Ike, Hurricane Dolly and a 2010 Arizona storm, of $0.2 million, as compared to losses of $0.2 million for the same period in 2011.  The benefit relates primarily to decreased reserves on previously settled hurricane claims and a reduction in reporting of Arizona claims.  These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable from reinsurers.  The primary financial effect is a benefit to reinstatement premiums for the three months ended June 30, 2012 of $0.1 million, as compared to an expense of $0.1 million for the same period in 2011.

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

Direct premiums written by major product line for the three months ended June 30, 2012 and 2011, are presented in the table below (in thousands).

	Three Months Ended June 30,
	2012	2011	Change	% Change
Direct Premiums Written:
Homeowners	$20,318	$19,464	$854	4.4%
Fire	14,316	13,992	324	2.3%
Mobile Home	8,108	7,167	941	13.1%
Commercial	2,337	2,333	4	0.2%
Other	114	114	—	0.0%
	$45,193	$43,070	$2,123	4.9%

Total direct premiums written increased for the three months ended June 30, 2012 for all insurance products due to expanded distribution and growth on existing insurance products.  Higher value homeowners and commercial insurance products generated $0.3 million in direct premiums written for the three months ended June 30, 2012.  Direct premiums written in Oklahoma, Georgia, Tennessee and Arizona increased a combined total of $1.8 million in the three months ended June 30, 2012, as compared to the same period in 2011.

Net premiums written by major product line for the three months ended June 30, 2012 and 2011, are presented in the table below (in thousands).

	Three Months Ended June 30,
	2012	2011	Change	% Change
Net Premiums Written
Homeowners	$18,715	$17,680	$1,035	5.9%
Fire	13,188	12,710	478	3.8%
Mobile Home	7,468	6,511	957	14.7%
Commercial	2,152	2,119	33	1.6%
Other	106	103	3	2.9%
	$41,629	$39,123	$2,506	6.4%

Total net premiums written increased for the three months ended June 30, 2012 for all insurance products, due to higher volume of direct written premiums and a decrease in catastrophic reinsurance costs of $0.1 million.

Net premiums earned by major product line for the three months ended June 30, 2012 and 2011, are presented in the table below (in thousands).

	Three Months Ended June 30,
	2012	2011	Change	% Change
Net Premiums Earned:
Homeowners	$16,294	$14,718	$1,576	10.7%
Fire	11,470	10,580	890	8.4%
Mobile Home	6,467	5,420	1,047	19.3%
Commercial	1,871	1,764	107	6.1%
Other	93	86	7	8.1%
	$36,195	$32,568	$3,627	11.1%

Net premiums earned for the three months ended June 30, 2012 increased $3.6 million, as compared to 2011.  This increase is due to higher net written premiums of $2.5 million and a decrease in change in net unearned premiums of $1.1 million.

Loss and Loss Adjustment Expenses.  Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers.  Loss and LAE for the three months ended June 30, 2012 was $39.1 million, as compared to $41.1 million for the same period in 2011.  The decrease is primarily a result of lower widely dispersed, severe weather related losses of $4.6 million, lower wind and hail storms that occurred in 2012 in Texas and Oklahoma of $2.4 million, offset by higher non-catastrophic losses of $4.8 million.

The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned.  The loss and LAE ratio for the three months ended June 30, 2012 and 2011 was 107.9% and 126.2%, respectively.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended June 30, 2012 and 2011 were as follows (in thousands).

	Three Months Ended June 30,
	2012	2011	Change	% Change
Amortization of deferred policy acquisition costs	$9,917	$8,489	$1,428	16.8%
Other underwriting expenses	2,876	3,108	(232)	-7.5%
Total policy acquisition and other underwriting expenses	12,793	11,597	1,196	10.3%
Agency expenses	(517)	(453)	(64)	14.1%
Total policy acquisition and other underwriting expenses less agency expenses	$12,276	$11,144	$1,132	10.2%
Net premiums earned	$36,195	$32,568	$3,627	11.1%
Underwriting expense ratio	33.9%	34.2%	-0.3%	-0.9%

Total policy acquisition and other underwriting expenses were $12.8 million for the three months ended June 30, 2012, as compared to $11.6 million for the same period in 2011, even though the underwriting expense ratio was favorable by 0.3%.  Amortization of deferred policy acquisition costs increased $1.4 million due to increase in direct written premiums of $2.1 million during the three months ended June 30, 2012.

General and Administrative Expense.  General and administrative expenses for the three months ended June 30, 2012 were $2.9 million, as compared to $1.6 million for the three months ended June 30, 2011, an increase of $1.3 million.  This increase was due to an increase in transaction fees of $1.1 million related to the PlainsCapital Corporation transaction.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2012 was $0.1 million less than the three months ended June 30, 2011, due to some equipment being fully depreciated.

Interest Expense.  Interest expense for the three months ended June 30, 2012 was $2.1 million, as compared to $2.2 million for the same period in 2011, due to the reduction of $6.9 million in debt.

Income Taxes.  The Company had a $5.2 million income tax benefit for the three months ended June 30, 2012, compared to $7.2 million benefit for the same period in 2011.  The decrease in income tax benefit of $2.0 million for the three months ended June 30, 2012, compared to the same period in 2011, is due to a decrease in net loss before income taxes of $4.5 million, as the effective tax rate remained substantially unchanged.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was $10.7 million for the three months ended June 30, 2012, as compared to net loss of $13.2 million for the three months ended June 30, 2011.  The principal reasons for the loss in the second quarter of 2012 are incurred losses on wind and hail storms that occurred in Texas and Oklahoma and widely dispersed, exceptional weather related losses, which had incurred losses of $12.5 million and $2.6 million, respectively.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Revenue.  Revenue for the six months ended June 30, 2012 was $81.4 million, as compared to $71.2 million for the same period in 2011.  Net premiums earned were $71.4 million for the six months ended June 30, 2012, as compared to $63.5 million for the same period in 2011.  The higher volume of earned premiums of $7.9 million is primarily attributable to our expanded distribution and growth of our homeowners products, as well as a decrease in the cost of catastrophic reinsurance.  Net investment income was $2.2 million higher for the six months ended June 30, 2012, as compared to the same period in 2011, primarily due to the interest earned on the note portion of the SWS investment at HTH parent only and higher yields on cash and investments at NLASCO.  Other income was $3.6 million for the six months ended June 30, 2012, as compared to $3.3 million for the same period in 2011 due to higher commission income from our agency operations.  Total realized investment gains were $38,000 for the six months ended June 30, 2012, as compared to an investment gain of $31,000 for the same period in 2011.

Underwriting Results.  The following table shows the components of the Company’s underwriting loss for the six months ended June 30, 2012 and 2011.  The Company’s underwriting loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses.  The underwriting results are discussed below (in thousands).

	Six Months Ended June 30,
	2012	2011	Change	% Change
Direct premiums written	$85,934	$80,311	$5,623	7.0%
Net premiums written	79,191	72,824	6,367	8.7%

Net premiums earned	$71,350	$63,500	$7,850	12.4%
Loss and LAE	61,613	57,105	4,508	7.9%
Policy acquisition and other underwriting expenses	25,708	23,582	2,126	9.0%
Underwriting loss	$(15,971)	$(17,187)	$1,216	-7.1%

Agency expenses	$(964)	$(886)	$(78)	-8.8%

Loss and LAE ratio	86.4%	89.9%	-3.5%
Underwriting expense ratio	34.7%	35.7%	-1.0%

The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period.  The underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period.  Combined ratio gives you the sum of both ratios.

Our combined ratio for the six months ended June 30, 2012 is 121.1%, as compared to 125.6% for the same period in 2011.  The 4.5% decrease was due to an increase in net premiums earned of $7.9 million, offset by an increase in loss and LAE and policy acquisition and other underwriting expenses of $6.6 million.  Net premiums earned increased 12.4% in the six months ended June 30, 2012, as compared to the same period in 2011, due to a $12.2 million increase in volume of written premiums over the last twelve months.  Loss and LAE increased 7.9% in the six months ended June 30, 2012, as compared to 2011, due to higher incurred losses associated with wind and hail storms that occurred in Texas and Oklahoma and additional losses associated with a 12.4% increase in earned premiums.  Texas typically experiences seasonal wind and hail storms; however, NLASCO suffered significant losses from four storms that created $12.5 million in incurred losses.  Policy acquisition and other underwriting expenses increased 9.0% for the six months ended June 30, 2012, as compared to 2011, which is a result of increased direct written premiums, as the underwriting expense ratio was favorable by 1.0%.

The Company seeks to consistently generate underwriting profitability.  Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios.  The non-catastrophic loss ratio excludes Property Claims Services (PCS) events that exceed $1.0 million of losses to NLASCO.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the six months ended June 30, 2012, catastrophic events that did not exceed our reinsurance retention accounted for $14.0 million of the total loss and loss adjustment expense, of which $12.5 million related to the 2012 accident year and $1.5 million related to the 2011 accident year, as compared to $15.8 million for the same period in 2011.  Additionally, there were widely dispersed, exceptional weather related losses that added $5.4 million in losses, as compared to $7.1 million in 2011. Excluding catastrophic events, our combined ratios for the six months ended June 30, 2012 and 2011 would have been 101.5% and 101.1%, respectively.

For the six months ended June 30, 2012, the Company incurred a benefit related to three catastrophes, Hurricane Ike, Hurricane Dolly and a 2010 Arizona storm, of $0.6 million, as compared to a loss of $3.2 million for the same period in 2011.  The benefit in the six months ended June 30, 2012, relate primarily to decreased reserves on previously settled hurricane claims and a reduction in reporting on the Arizona storm. These losses have no effect on loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable from reinsurers.  The primary financial effect is the benefit to reinstatement premium payable to the affected reinsurers.  For the six months ended June 30, 2012, the Company incurred a benefit to reinstatement premiums of $0.1 million, as compared to an expense of $0.5 million in 2011.

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

Direct premiums written by major product line for the six months ended June 30, 2012 and 2011, are presented in the table below (in thousands).

	Six Months Ended June 30,
	2012	2011	Change	% Change
Direct Premiums Written:
Homeowners	$37,989	$35,769	$2,220	6.2%
Fire	27,097	26,203	894	3.4%
Mobile Home	16,218	13,844	2,374	17.1%
Commercial	4,459	4,341	118	2.7%
Other	171	154	17	11.0%
	$85,934	$80,311	$5,623	7.0%

Total direct premiums written increased for the six months ended June 30, 2012, for all insurance products, due to expanded distribution and growth of existing insurance products.  Higher value homeowners and commercial insurance products generated $1.3 million in direct written premiums for the six months ended June 30, 2012.  Direct premiums written in Oklahoma, Georgia, Tennessee and Arizona increased $4.4 million in the six months ended June 30, 2012, as compared to the same period in 2011.

Net premiums written by major product line for the six months ended June 30, 2012 and 2011, are presented in the table below (in thousands).

	Six Months Ended June 30,
	2012	2011	Change	% Change
Net Premiums Written
Homeowners	$35,008	$32,435	$2,573	7.9%
Fire	24,971	23,760	1,211	5.1%
Mobile Home	14,945	12,554	2,391	19.0%
Commercial	4,109	3,936	173	4.4%
Other	158	139	19	13.7%
	$79,191	$72,824	$6,367	8.7%

Total net premiums written increased for the six months ended June 30, 2012 for all insurance products due to the result of higher direct written premiums and a decrease in reinsurance costs of $0.3 million.

Net premiums earned by major product line for the six months ended June 30, 2012 and 2011, are presented in the table below (in thousands).

	Six Months Ended June 30,
	2012	2011	Change	% Change
Net Premiums Earned:
Homeowners	$31,543	$28,283	$3,260	11.5%
Fire	22,498	20,718	1,780	8.6%
Mobile Home	13,465	10,946	2,519	23.0%
Commercial	3,702	3,432	270	7.9%
Other	142	121	21	17.4%
	$71,350	$63,500	$7,850	12.4%

Net premiums earned for the six months ended June 30, 2012 were up $7.9 million, as compared to the same period of 2011, which is a result of higher net premiums written of $6.4 million and a decrease in the change in net unearned premiums of $1.5 million.

Loss and Loss Adjustment Expenses.  Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers.  Loss and LAE for the six months ended June 30, 2012 was $61.6 million, as compared to $57.1 million for the same period in 2011.  The increase is primarily the result of higher non-catastrophic losses of $8.6 million, offset by lower widely dispersed, severe weather related losses of $1.7 million and lower wind and hail storms that occurred in 2012 in Texas and Oklahoma of $1.8 million.

The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned.  The loss and LAE ratio for the six months ended June 30, 2012 and 2011 was 86.4% and 89.9%, respectively.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the six months ended June 30, 2012 and 2011 were as follows (in thousands).

	Six Months Ended June 30,
	2012	2011	Change	% Change
Amortization of deferred policy acquisition costs	$19,146	$16,669	$2,477	14.9%
Other underwriting expenses	6,562	6,913	(351)	-5.1%
Total policy acquisition and other underwriting expenses	25,708	23,582	2,126	9.0%
Agency expenses	(964)	(886)	(78)	8.8%
Total policy acquisition and other underwriting expenses less agency expenses	$24,744	$22,696	$2,048	9.0%
Net premiums earned	$71,350	$63,500	$7,850	12.4%
Underwriting expense ratio	34.7%	35.7%	-1.0%	-2.8%

Total policy acquisition and other underwriting expenses are up $2.1 million due to the increase in amortization of deferred policy acquisition costs of $2.5 million, offset by a decrease in other underwriting expenses of $0.4 million.  Amortization of deferred policy acquisition costs increased $2.5 million due to an increase in direct written premium of $5.6 million in the six months ended June 30, 2012 as compared to the same period in 2011.

General and Administrative Expense.  General and administrative expenses for the six months ended June 30, 2012 were $4.6 million, as compared to $3.5 million for the six months ended June 30, 2011, an increase of $1.1 million.  This increase was due to an increase in transaction fees related to potential acquisitions of $0.6 million and an increase in salaries and benefits of $0.4 million.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2012 and 2011 was $0.7 million and $0.9 million, respectively. The decrease in 2012 is primarily due to some equipment being fully depreciated.

Interest Expense.  Interest expense for the six months ended June 30, 2012 and 2011 was $4.3 million and $4.4 million, respectively.  The decrease is due to the reduction of $6.9 million in debt.

Income Taxes.  The Company had a $5.0 million income tax benefit for the six months ended June 30, 2012, compared to a $6.4 million benefit for the same period in 2011.  The decrease in income tax benefit of $1.4 million for the six months ended June 30, 2012, compared to the same period in 2011, is due to a decrease in operating loss of $2.9 million, as the effective tax rate remained substantially unchanged.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was $10.4 million for the six months ended June 30, 2012, as compared to net loss of $11.8 million for the six months ended June 30, 2011.  The principal reasons for the loss in the second quarter of 2012 are incurred losses on wind and hail storms that occurred in Texas and Oklahoma and widely dispersed, exceptional weather related losses, which had incurred losses of $14.0 million and $5.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of approximately $922 million at June 30, 2012.  At June 30, 2012, the Company had invested approximately $576 million in cash and cash equivalents, consisting of approximately $529 million owned by the parent company and $48 million owned by NLASCO and its subsidiaries.  These deposits are in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company does not believe that it is exposed to any significant credit risk on cash based on the size and financial strength of the financial institutions in which the funds are held.

On May 8, 2012, we entered to a definitive merger agreement with PlainsCapital Corporation, whereby it will become a wholly owned subsidiary of us.  The purchase consideration to PlainsCapital Corporation shareholders includes approximately 27.5 million shares of our common stock and approximately $318 million of cash.  After giving effect to the merger and its related transaction expenses, we expect to have approximately $200 million of available cash at the parent company.

On the other hand, we will be required to pay PlainsCapital Corporation a termination of $17.5 million if the merger agreement is terminated under certain circumstances, including, among others, our failure to receive stockholder approval.  Accordingly, upon such an event, our available cash would be reduced by $17.5 million.

At June 30, 2012, we had approximately $576 million of cash and cash equivalents and $216 million of investments, as compared to approximately $579 million of cash and cash equivalents and $224 million of investments as of December 31, 2011.

As of June 30, 2012, our short-term liquidity needs included funds to pay our insurance claims and funds to service our debt.

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

Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only.  Furthermore, without the prior approval of the Commissioner of the Texas Department of Insurance, dividends cannot be declared or distributed that exceed the greater of ten percent of the company’s surplus, as shown by its last statement on file with the Commissioner, and 100% of net income for such period.  At June 30, 2012, the maximum dividends that may be paid in 2012, without regulatory approval, is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders.  At June 30, 2012, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or “RBC”, requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk.  The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action.  At June 30, 2012, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

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

Our insurance operating subsidiary, NLASCO, primary investment objective is to preserve capital.  Our strategy is to purchase securities in sectors that represent the most attractive relative value.  Bonds, cash and short-term investments constitute $197 million, or 94.3%, of our investments at NLASCO at June 30, 2012.  Although there is no intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

Cash used in operations was $1.6 million for the six months ended June 30, 2012, primarily due to a net loss of $10.4 million, increases in deferred income taxes of $5.0 million, increases in deferred acquisition costs of $1.5 million and increases in premiums receivable of $2.4 million, which were offset by depreciation and amortization of $0.7 million, increase in unearned premiums of $6.0 million, stock grant compensation expense of $0.3 million, decrease in reinsurance recoverables of $2.7 million, increase in loss and LAE reserves of $7.3 million and other operating assets and liabilities of $0.7 million. Cash provided by operations was $0.1 million for the six months ended June 30, 2011, primarily due to a net loss of $11.8 million, increases in deferred income taxes of $6.3 million, $2.4 million increase in deferred acquisition costs, $0.3 million decrease in payable to related party, and $3.1 million increase in premium and agents balances, offset by an increase in depreciation and amortization of $0.9 million, unearned premiums increase of $9.3 million, decrease in reinsurance recoverables of $3.7 million, increase in loss and loss adjustment expense reserves of $9.7 million and changes in operating assets and liabilities of $0.2 million.

Cash provided by investing activities was $0.6 million in the six months ended June 30, 2012, primarily due to proceeds from sales and maturities of available-for-sale securities of $3.4 million, offset by purchases of available-for-sale securities of $2.7 million.  Cash used in investing activities was $10.4 million in the six months ended June 30, 2011 primarily due to purchases of available-for-sale securities of $16.3 million, which was offset by proceeds from sales of available-for-sale securities of $2.4 million and proceeds from maturities of available-for-sale securities of $3.8 million.

Cash used in financing activities was $1.2 million in the six months ended June 30, 2012, due to repurchase of common stock.  There were no financing activities for the six months ended June 30, 2011.

We believe that existing cash and investment balances, when combined with anticipated cash flows from operations and dividends from our insurance companies, will be adequate to meet our expected liquidity needs for the reasonably foreseeable future, including after giving effect to the proposed merger with PlainsCapital Corporation.  We will continue to pursue and investigate possible strategic opportunities.  In regards to strategic acquisitions, we may need to secure external financing.  We cannot assure you that we will be successful in obtaining any such financing or in the implementation of our business plan.

Inflation

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended June 30, 2012 and 2011.  Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves
(in thousands)

2012	$19,429
2013	17,345
2014	7,448
2015	4,479
2016	2,188
Thereafter	1,198
$52,087

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.  As of June 30, 2012, we did not have any derivative financial instruments.

As of June 30, 2012, our total debt outstanding was approximately $131 million, comprised of $83.9 million, or 64%, subject to fixed interest rates and $47.5 million, or 36%, subject to variable interest rates.

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

The fair value of debt outstanding as of June 30, 2012 was approximately $133.3 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of June 30, 2012 (in thousands).

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The pending merger with PlainsCapital Corporation is subject to closing conditions, the failure of any of which could result in our inability to consummate the transaction.

On May 8, 2012, we entered into an Agreement and Plan of Merger with PlainsCapital Corporation.  The closing of the transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary or advisable regulatory approvals and the approval of PlainsCapital Corporation’s and our respective shareholders. No assurance can be given as to when or whether these approvals will be received.

Furthermore, if the merger agreement is terminated (i) by either party because Hilltop’s stockholders failed to approve the stock issuance proposal at a meeting called for such purpose; or (ii) by PlainsCapital Corporation because Hilltop or the board of directors of Hilltop submits the stock issuance proposal to its stockholders without a recommendation for approval, or otherwise withdraws or materially and adversely modifies its recommendation, or recommends to its stockholders an alternate acquisition proposal, Hilltop will be required to pay PlainsCapital Corporation a termination fee of $17.5 million.

We may fail to realize all of the anticipated benefits of our pending acquisition of PlainsCapital Corporation.

The success of our pending acquisition of PlainsCapital Corporation will depend on, among other things, the ability to achieve certain operating results at PlainsCapital Corporation.  If the financial condition or result of operations of PlainsCapital Corporation is materially different than those that we forecasted, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Hilltop and PlainsCapital Corporation have operated and, until the completion of the merger, will continue to operate, independently.  The companies may have difficulty addressing possible differences in corporate cultures and management philosophies.  It is also possible that clients, customers, depositors and counterparties of PlainsCapital Corporation could choose to discontinue their relationships with the company post-merger, which would adversely affect our future performance.

ITEM 6. EXHIBITS

(a)         Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: August 6, 2012

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