Form 10-Q
period 2012-09-30
Hilltop Holdings Inc.
filed 2012-11-02
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the Registrant’s common stock outstanding at November 2, 2012 was 56,364,611.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

HILLTOP HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2012	2011
Assets
Investments
Fixed maturities
Available for sale securities, at fair value (amortized cost of $122,233 and $135,166 , respectively)	$132,490	$144,801
Equity securities
Available for sale securities, at fair value (cost of $19,078 and $16,813, respectively)	21,260	19,022
Other investments
Notes receivable, at fair value (amortized cost of $40,015 and $38,641, respectively)	44,070	38,588
Warrants, at fair value (cost of $12,068)	17,998	21,789
Total investments	215,818	224,200

Cash and cash equivalents	574,168	578,520
Accrued interest and dividends	1,415	1,576
Premiums receivable	26,456	24,390
Deferred acquisition costs	20,847	19,182
Reinsurance recoverable, net of uncollectible amounts	22,496	25,861
Prepaid reinsurance premiums	3,542	5,056
Income taxes receivable	—	77
Deferred income taxes	14,988	8,354
Goodwill	23,988	23,988
Intangible assets, definite life	5,216	6,074
Intangible assets, indefinite life	3,000	3,000
Property and equipment, net	366	2,128
Loan origination costs, net	2,335	2,471
Other assets	876	548
Total assets	$915,511	$925,425

Liabilities and Stockholders’ Equity
Liabilities
Reserve for losses and loss adjustment expenses	$46,035	$44,835
Unearned premiums	86,820	80,661
Reinsurance payable	2,679	2,845
Accounts payable and accrued expenses	5,315	8,121
Notes payable	131,450	131,450
Other liabilities	2,407	2,130
Total liabilities	274,706	270,042

Stockholders’ Equity
Common stock, $0.01 par value, 100,000,000 shares authorized, 56,363,647 and 56,500,828 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	564	565
Additional paid-in capital	917,436	918,192
Accumulated other comprehensive income	14,576	13,983
Accumulated deficit	(291,771)	(277,357)
Total stockholders’ equity	640,805	655,383
Total liabilities and stockholders’ equity	$915,511	$925,425

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Net premiums earned	$37,688	$34,943	$109,038	$98,443
Net investment income	3,254	3,111	9,736	7,421
Other income	1,895	1,757	5,457	5,105
Net realized gains on investments
Other realized investment gains, net	8	812	46	843
Total realized investment gains, net	8	812	46	843
Total revenue	42,845	40,623	124,277	111,812
Expenses:
Loss and loss adjustment expenses	30,136	23,794	91,749	80,899
Policy acquisition and other underwriting expenses	13,441	11,441	39,149	35,023
General and administrative expenses	2,755	3,783	7,312	7,268
Depreciation and amortization	335	429	1,025	1,287
Interest expense	2,140	2,241	6,410	6,662
Total expenses	48,807	41,688	145,645	131,139

Loss before income tax benefit	(5,962)	(1,065)	(21,368)	(19,327)
Income tax benefit	1,914	1,313	6,954	7,752

Net (loss) income	$(4,048)	$248	$(14,414)	$(11,575)

Loss per share attributable to common stockholders
Basic loss per share	$(0.07)	$0.00	$(0.26)	$(0.20)
Diluted loss per share	$(0.07)	$0.00	$(0.26)	$(0.20)

Weighted average share information
Basic shares outstanding	56,363	56,499	56,408	56,498
Diluted shares outstanding	56,363	56,499	56,408	56,498

Other comprehensive income, before tax
Unrealized gains on available-for-sale securities	$9,215	$1,362	$912	$1,649
Income tax expense	(3,225)	(477)	(319)	(577)
Other comprehensive income (loss), net of tax	5,990	885	593	1,072

Comprehensive income (loss) attributable to common stockholders	$1,942	$1,133	$(13,821)	$(10,503)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2011	56,501	$565	$918,192	$13,983	$(277,357)	$655,383
Net loss					(14,414)	(14,414)
Other comprehensive income, net of tax of $319				593		593
Total comprehensive loss						(13,821)
Common stock issued to board members	4		38			38
Repurchase of common stock	(141)	(1)	(1,161)			(1,162)
Stock compensation expense			367			367

Balance, September 30, 2012	56,364	$564	$917,436	$14,576	$(291,771)	$640,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flow from operating activities:
Net loss	$(14,414)	$(11,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,025	1,287
Increase in deferred income taxes	(6,954)	(6,672)
Increase in unearned premiums	6,159	10,455
Increase in deferred acquisition costs	(1,665)	(2,610)
Realized gains on investments	(46)	(843)
Amortization of loan origination costs	136	148
Stock grant compensation expense	405	51
Decrease in payable to related party	—	(263)
Decrease (increase) in income taxes payable	77	(155)
Increase in premiums receivable	(2,066)	(3,020)
Decrease in reinsurance recoverables	3,365	15,718
Increase (decrease) in loss and loss adjustment expense reserves	1,200	(3,759)
Changes in operating assets and liabilities	(589)	(2,737)
Net cash used in operating activities	$(13,367)	$(3,975)

Cash flow from investing activities:
Purchases of available-for-sale securities	(2,887)	(25,453)
Purchase of other investments	—	(50,000)
Proceeds from sales of available-for-sale securities	3,649	3,241
Proceeds from maturities of available-for-sale securities	9,576	3,803
Proceeds from sales of held-to-maturity securities	—	7,336
Purchases of fixed assets	(161)	(274)
Net cash provided by (used in) investing activities	$10,177	$(61,347)

Cash flow from financing activities:
Repurchase of common stock	(1,162)	—
Net cash used in financing activities	(1,162)	—
Net decrease in cash and cash equivalents	(4,352)	(65,322)
Cash and cash equivalents, beginning of period	578,520	649,439
Cash and cash equivalents, end of period	$574,168	$584,117

Supplemental cash flow information:
Cash paid for interest	$7,849	$8,327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

1.              Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Hilltop Holdings Inc. is a holding company that has endeavored, and continues to endeavor, to make opportunistic acquisitions or effect a business combination.  In connection with this strategy, on May 8, 2012, we entered into a definitive agreement and plan of merger with PlainsCapital Corporation.  In accordance with the merger agreement, PlainsCapital Corporation will become a wholly owned subsidiary of Hilltop Holdings Inc.  The purchase consideration to PlainsCapital Corporation shareholders includes approximately 27.5 million shares of our common stock and approximately $318 million of cash.  PlainsCapital Corporation’s and our respective shareholders approved the merger; however, regulatory approval is pending. No assurance can be given at this time as to when or if this transaction will be consummated.

We also conduct operations in the property and casualty insurance industry through our insurance subsidiaries, National Lloyds Insurance Company, or NLIC,  and American Summit Insurance Company, or ASIC.  National Lloyds Insurance Company commenced business in 1949 and currently operates in 14 states, with its largest market being the State of Texas.  American Summit Insurance Company was formed in 1955 and currently operates in 13 states, its largest market being the State of Arizona.   Both of these insurance companies carry a financial strength rating of “A” (Excellent) by A.M. Best, which was confirmed on March 30, 2012, and are regulated by the Texas Department of Insurance.  Our products include fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States.

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

In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair statement of the Company’s financial position, results of operations and cash flows. These adjustments were of a normal, recurring nature. The results of operations for the interim periods ended September 30, 2012 may not be indicative of the results that may be expected for the year ended December 31, 2012. These financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

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

In June 2011, the FASB issued ASU-2011-05, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The new standard requires companies to report net income and other comprehensive income in a single, continuous statement, or in two separate, but consecutive statements.  The statement(s) would need to be presented with equal prominence as the other primary financial statements.  This updated guidance is effective for periods beginning after December 15, 2011. The adoption of this guidance on January 1, 2012 changed our current presentation of other comprehensive income; however, it did not have a material impact on the Company’s financial statements.

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

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, which allows an entity with indefinite-lived intangible assets, other than goodwill, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.    However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

(unaudited)

2.                                      Investments

The amortized cost (original cost for equity securities), gross unrealized holding gains and losses, and fair value of securities by major security type and class of security at September 30, 2012 and December 31, 2011 were as follows (in thousands).

	September 30, 2012
	Cost	Gross	Gross
	and	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Fixed maturities:
Government securities	$25,454	$1,210	$(1)	$26,663
Residential mortgage-backed securities	9,678	756	—	10,434
Commercial mortgage-backed securities	1,203	65	—	1,268
Corporate debt securities	85,898	8,228	(1)	94,125
	122,233	10,259	(2)	132,490

Equity securities	19,078	2,182	—	21,260
	141,311	12,441	(2)	153,750

Other Investments:
Note receivable	40,015	4,055	—	44,070
Warrants	12,068	5,930	—	17,998
	52,083	9,985	—	62,068
	$193,394	$22,426	$(2)	$215,818

	December 31, 2011
	Cost	Gross	Gross
	and	Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

Fixed maturities:
Government securities	$27,729	$1,439	$(3)	$29,165
Residential mortgage-backed securities	11,708	944	—	12,652
Commercial mortgage-backed securities	2,277	36	(10)	2,303
Corporate debt securities	93,452	7,406	(177)	100,681
	135,166	9,825	(190)	144,801

Equity securities	16,813	2,462	(253)	19,022
	151,979	12,287	(443)	163,823

Other Investments:
Note receivable	38,641	—	(53)	38,588
Warrants	12,068	9,721	—	21,789
	50,709	9,721	(53)	60,377
	$202,688	$22,008	$(496)	$224,200

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

(unaudited)

The following tables summarize the length of time securities with unrealized losses at September 30, 2012 and December 31, 2011 have been in an unrealized loss position (in thousands).

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
Government securities	$399	$(1)	$—	$—	$399	$(1)
Commercial mortgage-backed securities	159	—	—	—	159	—
Corporate debt securities	—	—	1,750	(1)	1,750	(1)
	$558	$(1)	$1,750	$(1)	$2,308	$(2)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Fixed maturities:
Government securities	$1,695	$(3)	$—	$—	$1,695	$(3)
Commercial mortgage-backed securities	487	(10)	—	—	487	(10)
Corporate debt securities	5,254	(177)	—	—	5,254	(177)
	7,436	(190)	—	—	7,436	(190)

Equity securities	8,476	(253)	—	—	8,476	(253)
	15,912	(443)	—	—	15,912	(443)

Other Investments
Note receivable	38,588	(53)	—	—	38,588	(53)
	$54,500	$(496)	$—	$—	$54,500	$(496)

For the three and nine months ended September 30, 2012, the Company did not record any other-than-temporary impairments.  While all of the investments are monitored for potential other-than-temporary impairment, our analysis and experience indicate that these investments generally do not present a great risk of other-than-temporary impairment, as fair value should recover over time.  Factors considered in our analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee.  While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities.  The Company does not intend nor is it likely that the Company will be required to sell these securities before the recovery of the cost basis; and, therefore, we do not believe any other-than-temporary impairments exist as of September 30, 2012.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

(unaudited)

Gross realized investment gains and losses for the three and nine months ended September 30, 2012 and 2011 are summarized as follows (in thousands).

	Three Months Ended September 30,
	2012			2011
	Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total

Fixed maturities	$16	$(2)	$14	$813	$(1)	$812
Equity securities	—	(6)	(6)	—	—	—
	$16	$(8)	$8	$813	$(1)	$812

	Nine Months Ended September 30,
	2012			2011
	Gross	Gross		Gross	Gross
	Gains	Losses	Total	Gains	Losses	Total

Fixed maturities	$56	$(4)	$52	$845	$(2)	$843
Equity securities	—	(6)	(6)	—	—	—
	$56	$(10)	$46	$845	$(2)	$843

Sales of securities resulted in the following during the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds	$1,574	$8,185	$3,649	$10,577

Gross gains	$16	$813	$56	$845

Gross losses	$(8)	$(1)	$(10)	$(2)

During the three months ended September 30, 2011, NLASCO sold portions of three different held-to-maturity securities and realized gains of $0.8 million.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

(unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties.  The schedule of fixed maturities securities at September 30, 2012 and December 31, 2011, by contractual maturity are as follows (in thousands).

	September 30, 2012
	Amortized	Fair
	Cost	Value
Fixed maturities:
Due within one year	$21,983	$22,322
Due after one year through five years	59,059	63,134
Due six years through ten years	29,395	34,342
Due after ten years	915	989
Mortgage-backed securities	10,881	11,703
	$122,233	$132,490

Other investments:
Due after one year through five years	52,083	62,068
	$52,083	$62,068

	December 31, 2011
	Amortized	Fair
	Cost	Value
Fixed maturities:
Due within one year	$12,608	$12,942
Due after one year through five years	69,594	73,300
Due six years through ten years	38,065	42,766
Due after ten years	914	838
Mortgage-backed securities	13,985	14,955
	$135,166	$144,801

Other investments:
Due after one year through five years	$50,709	$60,377
	$50,709	$60,377

Net investment income for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Cash equivalents	$202	$1,103	$(901)	$591	$2,322	$(1,731)
Fixed maturities	1,941	1,962	(21)	5,899	4,985	914
Equity securities	236	168	68	593	499	94
Other investments	1,000	—	1,000	3,000	—	3,000
	3,379	3,233	146	10,083	7,806	2,277

Investment expense	(125)	(122)	(3)	(347)	(385)	38

Net investment income	$3,254	$3,111	$143	$9,736	$7,421	$2,315

At September 30, 2012, the Company had investments with carrying values totaling $9.4 million on deposit with various state insurance departments.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

(unaudited)

The following tables present the hierarchy used by the Company by asset type to determine their value at September 30, 2012 and December 31, 2011 (in thousands).

	As of September 30, 2012
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$574,168	$574,168	$—	$—
Fixed maturities
Government securities	26,663	—	26,663	—
Residential mortgage-backed securities	10,434	—	10,434	—
Commercial mortgage-backed securities	1,268	—	1,268	—
Corporate debt securities	94,125	—	94,125	—
Equity securities
Common stock	18,903	18,903	—	—
Non-redeemable preferred stock	2,357	2,357	—	—
Other investments
Note receivable	44,070	—	—	44,070
Warrants	17,998	—	—	17,998
Total	$789,986	$595,428	$132,490	$62,068

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Financial assets:

Cash and cash equivalents	$578,520	$578,520	$—	$—
Fixed maturities
Government securities	29,165	—	29,165	—
Residential mortgage-backed securities	12,652	—	12,652	—
Commercial mortgage-backed securities	2,303	—	2,303	—
Corporate debt securities	100,681	—	100,681	—
Equity securities
Common stock	18,774	18,774	—	—
Non-redeemable preferred stock	248	248	—	—
Other investments
Note receivable	38,588	—	—	38,588
Warrants	21,789	—	—	21,789
Total	$802,720	$597,542	$144,801	$60,377

Level 1 financial assets

The Company’s Level 1 investments include cash and cash equivalent balances and actively-traded equity securities.  Cash and cash equivalents are carried at amortized cost, which approximates fair value due to their relatively short maturities.  Fair value of actively traded debt and equity securities are based on unadjusted quoted market prices.  The Company receives the quoted market prices from a nationally recognized, third party, pricing service.

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

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

Level 3 financial assets

The Company’s Level 3 investments include the term loan issued to SWS Group, Inc., or SWS, and the warrants issued to the Company by SWS.  Fair values are based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.  Inputs used to determine fair value include market conditions, spread, volatility, structure and cash flows. The extent of the use of each market input depends on the asset class and the market conditions; and, for some securities, additional inputs may be necessary.

The SWS term loan cash flow model utilizes yield estimates based on comparable securities in the market. Interest rate is the most significant unobservable input.  An increase or decrease in the discount rate would result in an increase or decrease in the fair value measurement of the term loan.

The warrants are valued utilizing a binomial model. SWS common stock price and its related volatility, an unobservable input, are the most significant inputs into the model and, therefore, decreases or increases, respectively, to the stock price would result in a significant change in the fair value measurement of the warrants.

The following table is a roll-forward of the amounts at September 30, 2012 and 2011 for financial instruments classified within Level 3.  The classification of a financial instrument within Level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement (in thousands).

	Nine Months Ended September 30,
	2012	2011

Balance at January 1,	$60,377	$—

Purchases	—	50,000
Unrealized gains	1,691	1,267
Balance at September 30,	$62,068	$51,267

All unrealized gains in the table above are reflected in the accompanying financial statements.  The Company had no transfers between Levels 1 and 2 for the nine months ended September 30, 2012.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

(unaudited)

The following tables present the carrying value and fair value of liabilities where they differ in value at September 30, 2012 and December 31, 2011 (in thousands).

	September 30, 2012					December 31, 2011
	Carrying	Fair				Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3	Value	Value

Financial liabilities
Notes payable	$131,450	138,972	—	138,972	—	$131,450	$129,989

4.              Reserve for Unpaid Losses and Loss Adjustment Expenses

A roll-forward of the reserve for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2012 and 2011 is as follows (in thousands).

	Nine Months Ended September 30,
	2012	2011

Balance at December 31, 2011	$44,835	$58,882
Less reinsurance recoverables	(25,083)	(43,773)
Net balance at January 1,	19,752	15,109

Incurred related to:
Current Year	90,928	80,933
Prior Year	821	(34)
Total incurred	91,749	80,899

Payments related to:
Current Year	(73,267)	(61,823)
Prior Year	(13,194)	(7,735)
Total payments	(86,461)	(69,558)

Net balance at September 30,	25,040	26,450
Plus reinsurance recoverables	20,995	28,673
Balance at September 30,	$46,035	$55,123

The incurred provision for current year losses for the nine months ended September 30, 2012 increased by $10.0 million, as compared to the provision for the same period in 2011. This increase is driven by both a $10.6 million increase in earned premium as well as increased frequency and severity of our wind and hail losses. Incurred amounts related to prior years indicate that we experienced unfavorable development in incurred but not reported reserves as of December 31, 2011, resulting in an expense in the nine months ended September 30, 2012.  The development in 2012 is a result of late reporting from weather events that occurred in 2011. The development from these events was partially offset by savings on fire losses settled during the current year at less than reserved at prior year end.  Primary lines of business contributing to the 2012 accident year losses were homeowners and fire and allied claims.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

(unaudited)

5.              Reinsurance Activity

NLASCO, Inc., or NLASCO, our wholly owned property and casualty insurance holding company, limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded; however, these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net premiums earned, losses and loss adjustment expenses, or LAE, and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies.  Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned premiums ceded to them are reported as assets.  Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible. NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2012, we had reinsurance recoverables with no allowance of approximately $22 million.

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

The effect of reinsurance on premiums written and earned for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands).

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$40,899	$40,922	$38,826	$37,783	$126,833	$121,209	$119,137	$108,939
Reinsurance assumed	1,726	1,520	1,420	1,313	4,830	4,296	4,091	3,834
Reinsurance ceded	(5,106)	(4,754)	(4,484)	(4,153)	(14,953)	(16,467)	(14,642)	(14,330)
Net premiums	$37,519	$37,688	$35,762	$34,943	$116,710	$109,038	$108,586	$98,443

The effect of reinsurance on incurred losses was as follows for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Loss and loss adjustment expense (LAE) incurred	$31,577	$16,568	$94,022	$77,718
Reinsurance recoverables	(1,441)	7,226	(2,273)	3,181
Net loss and LAE incurred	$30,136	$23,794	$91,749	$80,899

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

(unaudited)

Multi-line excess of loss coverage

For all lines of business, the Company has excess of loss reinsurance covering $775,000 in excess of $225,000 retention on losses on any one risk.

Catastrophic coverage

As of January 1, 2012, the Company renewed its catastrophic reinsurance contract for its first and second layers of reinsurance.  Per the contract renewal, the Company changed its underlying coverage at ASIC to $6.5 million in excess of $1.5 million retention.  The Company has reinsurance for up to $162 million in losses per event in excess of the $8 million retention.  The reinsurance from $8 million to $50 million loss is comprised of two layers of protection: $17 million in excess of $8 million loss; $25 million in excess of $25 million loss.  The third, fourth and fifth layer reinsurance contract renewed after June 30, 2012, in two layers, $50 million in excess of $50 million loss and $70 million in excess of $100 million loss, both of which are fully subscribed.  NLIC and ASIC do not retain participation in any of the layers, other than the first $8 million and $1.5 million retention, respectively.  During 2012, all four layers can be reinstated one time for 100% of the original premium.

6.              Income Taxes

The significant components of the provision for income taxes are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Current tax benefit	$—	$959	$—	$966
Deferred tax benefit	1,914	354	6,954	6,786
Income tax benefit	$1,914	$1,313	$6,954	$7,752

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

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

(unaudited)

Following is a summary of statutory capital and surplus and statutory net income of each insurance subsidiary for the three and nine months ended September 30, 2012 and 2011 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

National Lloyds Insurance Company
Capital and surplus	$85,501	$87,428	$85,501	$87,428
Statutory net (loss) income	$(1,759)	$1,679	$(9,516)	$(6,867)
American Summit Insurance Company
Capital and surplus	$24,077	$23,927	$24,077	$23,927
Statutory net (loss) income	$(136)	$332	$(706)	$(1,223)

8.              Capital and Dividend Restrictions

The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO’s wholly-owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO’s surplus, as shown by its last statement on file with the Commissioner, and 100% of net income for such period. At September 30, 2012, the maximum dividends that may be paid to NLASCO in 2012 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2012, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the NAIC has adopted the risk based calculation (“RBC”) formula (RBC ratio) for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2012, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

HILLTOP HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

SEPTEMBER 30, 2012

(unaudited)

9.              (Loss) Income per share

The following reflects the calculation of loss per share on a basic and diluted basis for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss per share available to common stockholders:
(Loss) income from operations	$(4,048)	$248	$(14,414)	$(11,575)
(Loss) income attributable to common stockholders	$(4,048)	$248	$(14,414)	$(11,575)

Basic loss per share from operations	$(0.07)	$0.00	$(0.26)	$(0.20)
Diluted loss per share from operations	$(0.07)	$0.00	$(0.26)	$(0.20)

Weighted average share information:
Basic shares outstanding	56,363	56,499	56,408	56,498
Diluted shares outstanding	56,363	56,499	56,408	56,498

Weighted average equivalent shares excluded from diluted loss per share because they would be anti-dilutive:
Senior exchangeable Notes	6,208	6,718	6,208	6,718
Stock options	700	100	700	100
Total	6,908	6,818	6,908	6,818

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

•                  the possibility that the proposed merger with PlainsCapital Corporation does not close when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

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

•                  inability to identify other suitable acquisition opportunities;

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

•                  failure to successfully select and implement NLASCO, Inc.’s new information technology system;  and

•                  failure of NLASCO, Inc. to maintain appropriate insurance licenses.

For a further discussion of these and other risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2012, and other filings we have made with the Securities and Exchange Commission. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and those risk factors, and there can be no assurance that the actual results or developments anticipated by us will be realized, or even substantially realized, and that they will have the expected consequences to, or effects on, us and our business or operations. Forward-looking statements made in this report speak as of the date of this report or as of the date specifically referenced in any such statement set forth in this report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements in this report.

GENERAL STRUCTURE OF THE COMPANY

We are a holding company that has endeavored, and continues to endeavor, to make opportunistic acquisitions or effect a business combination.  At September 30, 2012, Hilltop Holdings Inc. had approximately $524 million of available cash and cash equivalents that could be used for this purpose.  No assurances, however, can be given that we will be able to identify suitable targets, consummate acquisitions or a combination or, if consummated, successfully integrate or operate the acquired business.

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

OVERVIEW OF RESULTS

For the three months ended September 30, 2012, net loss attributable to common stockholders was $4.0 million, or $0.07 per share, as compared to a net income of $0.2 million, or $0.00 per share, for the same period in 2011.  Net loss attributable to common stockholders increased by $4.3 million for the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to higher loss and loss adjustment expenses of $6.3 million, higher policy acquisition and other underwriting expenses of $2.0 million, offset by higher net premiums earned of $2.7 million, lower general and administrative expenses of $1.0 million and higher income tax benefit of $0.6 million.

For the nine months ended September 30, 2012, net loss attributable to common stockholders was $14.4 million, or $0.25 per share, as compared to a net loss of $11.6 million, or $0.20 per share, for the same period in 2011.  Net loss attributable to common stockholders increased by $2.8 million for the nine months ended September 30, 2012, as compared to the same period in 2011, primarily due to higher loss and loss adjustment expenses of $10.9 million, higher policy acquisition and other underwriting expenses of $4.1 million and lower income tax benefit of $0.8 million, offset by higher net premiums earned of $10.6 million and higher net investment income of $2.3 million.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

Strategic Acquisitions.  Hilltop has sought, and continues to seek, to make opportunistic acquisitions with its cash and, if necessary or appropriate, from additional equity or debt financing sources.  In connection with this strategy, on May 8, 2012, we entered into a definitive agreement and plan of merger with PlainsCapital Corporation.  In accordance with the merger agreement, PlainsCapital Corporation will become a wholly owned subsidiary of us.  The purchase consideration to PlainsCapital Corporation shareholders includes approximately 27.5 million shares of our common stock and approximately $318 million of cash.  PlainsCapital Corporation’s and our respective shareholders approved the merger; however, regulatory approval is pending.  No assurance can be given at this time as to when or if this transaction will be consummated.

Insurance Operations.  NLASCO specializes in providing fire and homeowners insurance for low value dwellings and manufactured homes, primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO targets underserved markets that require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents. Within these markets, NLASCO attempts to capitalize on its superior local knowledge to identify profitable underwriting opportunities. NLASCO believes that it distinguishes itself from competitors by delivering products that are not provided by many larger carriers, providing a high level of customer service and responding quickly to the needs of its agents and policyholders. NLASCO applies a high level of selectivity in the risks it underwrites and uses a risk-adjusted return approach to capital allocation. NLASCO seeks to consistently generate underwriting profits.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

Revenue.  Revenue for the three months ended September 30, 2012 was $42.8 million, as compared to $40.6 million for the same period in 2011.  Net premiums earned were $37.7 million for the three months ended September 30, 2012, as compared to $34.9 million for the same period in 2011.  The higher volume of earned premiums of $2.7 million was largely due to higher volume of gross earned premiums of $3.4 million, offset by an increase in the cost of reinsurance of $0.6 million.  Net investment income was $3.3 million for the three months ended September 30, 2012, as compared to $3.1 million for the same period in 2011.  Net realized gains on investments decreased $0.8 million during the three months ended September 30, 2012, as compared to the same period in 2011, due to the sale of held-to-maturity securities in the three months ended September 30, 2011.  Other income was $1.9 million for the three months ended September 30, 2012, as compared to $1.8 million for the same period in 2011.

Underwriting Results.  The following table shows the components of the Company’s underwriting (loss) gain for the three months ended September 30, 2012 and 2011.  The Company’s underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses.  The underwriting results are discussed below (in thousands).

	Three Months Ended September 30,
	2012	2011	Change	% Change
Direct premiums written	$40,899	$38,826	$2,073	5.3%
Net premiums written	$37,519	$35,762	$1,757	4.9%

Net premiums earned	$37,688	$34,943	$2,745	7.9%
Loss and LAE	30,136	23,794	6,342	26.7%
Policy acquisition and other underwriting expenses	13,441	11,441	2,000	17.5%
Underwriting loss	$(5,889)	$(292)	$(5,597)	1916.8%

Agency expenses	$(568)	$(445)	$(123)	27.6%
Loss and LAE ratio	80.0%	68.1%	11.9%
Underwriting expense ratio	34.2%	31.5%	2.7%
Combined ratio	114.2%	99.6%	14.6%

The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period.  The underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period.  Combined ratio gives you the sum of both ratios.

Loss and LAE increased $6.3 million in the three months ended September 30, 2012 as compared to the same period in 2011.  This increase is primarily due to an increase in current accident year losses of $4.0 million, which is attributable to the frequency and severity of wind and hail claims.  Losses from weather events in the three months ended September 30, 2012 increased $3.2 million, as compared to the same period in 2011, due to losses from April, May and June 2012 of $6.8 million from weather events, as compared to $3.6 million in weather events from April and May of 2011.

The Company seeks to consistently generate underwriting profitability.  Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios.  The non-catastrophic loss ratio excludes Property Claims Services (PCS) events that exceed $1.0 million of losses to NLASCO.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the three months ended September 30, 2012, catastrophic events that did not exceed our reinsurance retention accounted for $6.8 million of the total loss and loss adjustment expense, as compared to $3.6 million for the same period in 2011.  Excluding catastrophic events, our combined ratios for the three months ended September 30, 2012 and 2011 would have been 96.1% and 89.3%, respectively.

For the three months ended September 30, 2012, the Company had development in losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly, of $0.3 million, compared to favorable development of $7.2 million for the same period in 2011.  The redundancy in losses in the three months ended September 30, 2011 relate primarily to the reduction of Hurricane Ike reserves of $7.0 million in September 2011. For the three months ended September 30, 2012, the Company incurred losses of $0.1 million related to a catastrophic wind and hail storm in Arizona that occurred in October of 2010, compared to $0.2 million for the same period in 2011.  These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable from reinsurers.  The primary financial effect is the net change in reinstatement premium payable to the affected reinsurers.  For the three months ended September 30, 2012, the Company incurred $30 thousand dollars in reinstatement premiums, as compared to a $0.3 million reduction in reinstatement premium for the same period in 2011.

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

Direct premiums written by major product line for the three months ended September 30, 2012 and 2011, are presented in the table below (in thousands).

	Three Months Ended September 30,
	2012	2011	Change	% Change
Direct Premiums Written:
Homeowners	$19,128	$18,204	$924	5.1%
Fire	12,712	12,400	312	2.5%
Mobile Home	6,779	6,110	669	10.9%
Commercial	2,160	1,973	187	9.5%
Other	120	139	(19)	-13.7%
	$40,899	$38,826	$2,073	5.3%

Total direct premiums written increased for the three months ended September 30, 2012 for all insurance products, except for other, primarily due to expanded distribution of additional insurance products and growth on existing insurance products.  Higher value homeowners and commercial insurance products generated $0.6 million in direct premiums written for the three months ended September 30, 2012.  Direct premiums written in Texas, Oklahoma, Georgia and Tennessee increased a combined total of $1.1 million on existing products in the three months ended September 30, 2012, as compared to the same period in 2011.

Net premiums written by major product line for the three months ended September 30, 2012 and 2011, are presented in the table below (in thousands).

	Three Months Ended September 30,
	2012	2011	Change	% Change
Net Premiums Written
Homeowners	$17,551	$16,758	$793	4.7%
Fire	11,660	11,425	235	2.1%
Mobile Home	6,216	5,633	583	10.3%
Commercial	1,982	1,819	163	9.0%
Other	110	127	(17)	-13.4%
	$37,519	$35,762	$1,757	4.9%

Total net premiums written increased $1.8 million for the three months ended September 30, 2012, for all insurance products, except for other, due to an increase in volume of direct written premiums of $2.1 million, offset by an increase in catastrophic reinsurance costs of $0.6 million.

Net premiums earned by major product line for the three months ended September 30, 2012 and 2011, are presented in the table below (in thousands).

	Three Months Ended September 30,
	2012	2011	Change	% Change
Net Premiums Earned:
Homeowners	$17,561	$16,314	$1,247	7.6%
Fire	11,725	11,180	545	4.9%
Mobile Home	6,305	5,543	762	13.7%
Commercial	1,988	1,785	203	11.4%
Other	109	121	(12)	-9.9%
	$37,688	$34,943	$2,745	7.9%

Net premiums earned for the three months ended September 30, 2012 increased $2.7 million, as compared to the same period in 2011, which is a result of higher direct written premiums of $2.1 million for the quarter ended September 30, 2012, as well as growth in written premiums experienced in prior periods.  Direct premiums written have increased over the last four quarters and are $10.6 million higher for the twelve months ended September 30, 2012 as compared to the same period in 2011.  The consistent growth in direct premiums written should generate increased premiums earned in future periods.

Loss and Loss Adjustment Expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers.  Loss and LAE for the three months ended September 30, 2012 was $30.1 million, as compared to $23.8 million for the same period in 2011.  The increase is primarily a result of increased severity of wind and hail losses from April, May and June 2012 weather events.

The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned for the same period.  The loss and LAE ratio for the three months ended September 30, 2012 and 2011 was 80.0% and 68.1%, respectively.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the three months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011	Change	% Change
Amortization of deferred policy acquisition costs	$9,675	$8,931	$744	8.3%
Other underwriting expenses	3,766	2,510	1,256	50.0%
Total policy acquisition and other underwriting expenses	13,441	11,441	2,000	17.5%
Agency expenses	(568)	(445)	(123)	27.6%
Total policy acquisition and other underwriting expenses excluding agency expenses	$12,873	$10,996	$1,877	17.1%
Net premiums earned	$37,688	$34,943	$2,745	7.9%
Expense ratio	34.2%	31.5%	2.7%

Total policy acquisition and other underwriting expenses, excluding agency expenses, were $12.9 million for the three months ended September 30, 2012, as compared to $11.0 million for the same period in 2011.  Policy acquisition and other underwriting expenses increased $2.0 million primarily due to the write down of a policy administration system the Company was unable to successfully implement of $1.7 million in the three months ended September 30, 2012.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2012 was $2.8 million, as compared to $3.8 million for the same period in 2011. The decrease is primarily due to a decrease in professional services related to acquisition costs at the holding company of $1.0 million.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2012 and 2011 was $0.3 million and $0.4 million, respectively.

Interest Expense.  Interest expense for the three months ended September 30, 2012 remained largely unchanged, it was $2.1 million as compared to $2.2 million for the three months ended September 30, 2011, a decrease of $0.1 million, or 4.5%.

Income Taxes.  The Company had a $1.9 million income tax benefit for the three months ended September 30, 2012, compared to $1.3 million tax benefit for the same period in 2011.  The increase in income tax benefit is primarily due to the increased loss from operations.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was $4.0 million for the three months ended September 30, 2012, as compared to net income of $0.2 million for the three months ended September 30, 2011.  The principal reasons for the loss in the third quarter of 2012 was the development on weather events from April, May and June 2012, as well as increased frequency and severity of wind and hail losses.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Revenue.  Revenue for the nine months ended September 30, 2012 was $124.3 million, as compared to $111.8 million for the same period in 2011.  Net premiums earned were $109.0 million for the first nine months in 2012, as compared to $98.4 million for the first nine months in 2011.  The higher volume of earned premiums of $10.6 million is primarily attributable to our marketing efforts and new homeowners products, offset by an increase in the cost of catastrophic reinsurance.  Net investment income was $9.7 million for the first nine months of 2012, as compared to $7.4 million for the same period in 2011, such increase due to earnings on the loan transaction with SWS Group, Inc. and higher yields on cash and investments at NLASCO.  Net realized gains decreased $0.8 million during the nine months ended September 30, 2012, due to the sale of securities in September 2011.  Other income was $5.5 million for the first nine months in 2012, as compared to $5.1 million for the same period in 2011.

Underwriting Results.  The following table shows the components of the Company’s underwriting loss for the nine months ended September 30, 2012 and 2011.  The Company’s underwriting gain or loss consists of net premiums earned, less loss and LAE and policy acquisition and other underwriting expenses.  The underwriting results are discussed below (in thousands).

	Nine Months Ended September 30,
	2012	2011	Change	% Change
Direct premiums written	$126,833	$119,137	$7,696	6.5%
Net premiums written	$116,710	$108,586	$8,124	7.5%

Net premiums earned	$109,038	$98,443	$10,595	10.8%
Loss and LAE	91,749	80,899	10,850	13.4%
Policy acquisition and other underwriting expenses	39,149	35,023	4,126	11.8%
Underwriting loss	$(21,860)	$(17,479)	$(4,381)	25.1%

Agency expenses	$(1,532)	$(1,331)	$(201)	15.1%
Loss and LAE ratio	84.1%	82.2%	1.9%
Underwriting expense ratio	34.5%	34.2%	0.3%
Combined ratio	118.6%	116.4%	2.2%

The loss and LAE ratio is loss and LAE divided by net premiums earned for the same period.  The underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net premiums earned for the same period.  Combined ratio gives you the sum of both ratios.

Loss and LAE increased $10.9 million for the nine months ended September 30, 2012, as compared to the same period in 2011.  This increase is primarily due to the increased frequency and severity of current accident year wind and hail losses.  Wind and hail losses increased $11.1 million during the nine months ended September 30, 2012 as compared to the same period in 2011.  Net premiums earned increased 10.8% in the nine months ended September 30, 2012, as compared to the same period in 2011, due to a $10.6 million increase in volume of written premiums over the last twelve months.  Loss and LAE expenses increased 13.4% in the nine months ending September 30, 2012, as compared to 2011, due to higher incurred losses associated with wind and hail storms that occurred in Texas and Oklahoma and additional losses associated with a 10.8% increase in earned premiums.  Policy acquisition and other underwriting expenses increased 11.8% for the nine months ended September 30, 2012, as compared to 2011, which is a direct result of increased direct written premiums.

The Company seeks to consistently generate underwriting profitability.  Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios.  The non-catastrophic loss ratio excludes Property Claims Services (PCS) events that exceed $1.0 million of losses to NLASCO.  Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the nine months ended September 30, 2012, catastrophic events that did not exceed our reinsurance retention accounted for $20.8 million of the total loss and loss adjustment expense, as compared to $19.2 million for the same period in 2011.  Excluding catastrophic events, our combined ratios for the nine months ended September 30, 2012 and 2011 would have been 99.3% and 96.9%, respectively.

For the nine months ended September 30, 2012, the Company had favorable development in losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly.  The Company also incurred losses in 2012 related to a catastrophic wind and hail storm in Arizona from October of 2011.  Gross benefit incurred from these catastrophes was $0.2 million for the nine months ended September 30, 2012, compared to $3.7 million for the same period in 2011.  The favorable development in the losses in the nine months ended September 30, 2012 relate primarily to reduction of Hurricane Dolly reserves and settlements of $0.5 million, offset by additional reporting of Arizona claims of $50 thousand. These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable from reinsurers.  The primary financial effect of additional losses is additional reinstatement premium payable to the affected reinsurers.  For the nine months ended September 30, 2012 and 2011, the Company recorded reinstatement premiums benefit of $0.1 million and expense of $0.2 million, respectively.

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

Direct premiums written by major product line for the nine months ended September 30, 2012 and 2011, are presented in the table below (in thousands).

	Nine Months Ended September 30,
	2012	2011	Change	% Change
Direct Premiums Written:
Homeowners	$57,118	$53,972	$3,146	5.8%
Fire	39,809	38,604	1,205	3.1%
Mobile Home	22,996	19,955	3,041	15.2%
Commercial	6,619	6,314	305	4.8%
Other	291	292	(1)	-0.3%
	$126,833	$119,137	$7,696	6.5%

Total direct premiums written increased for the nine months ended September 30, 2012, for all insurance products, except for other, due to expanded distribution of additional insurance products and growth on existing insurance products.  New homeowners and commercial insurance products generated $1.9 million in direct written premiums for the nine months ended September 30, 2012.  Direct premiums written in Texas, Oklahoma, Georgia, Arizona and Tennessee increased $5.4 million on existing products in the nine months ended September 30, 2012, as compared to the same period in 2011.

Net premiums written by major product line for the nine months ended September 30, 2012 and 2011, are presented in the table below (in thousands).

	Nine Months Ended September 30,
	2012	2011	Change	% Change
Net Premiums Written
Homeowners	$52,559	$49,193	$3,366	6.8%
Fire	36,631	35,185	1,446	4.1%
Mobile Home	21,161	18,187	2,974	16.4%
Commercial	6,091	5,755	336	5.8%
Other	268	266	2	0.8%
	$116,710	$108,586	$8,124	7.5%

Total net premiums written increased for the nine months ended September 30, 2012 for all lines of business due to higher direct written premiums of $7.7 million and a decrease in ceded premiums of $0.3 million.

Net premiums earned by major product line for the nine months ended September 30, 2012 and 2011, are presented in the table below (in thousands.)

	Nine Months Ended September 30,
	2012	2011	Change	% Change
Net Premiums Earned:
Homeowners	$49,104	$44,598	$4,506	10.1%
Fire	34,223	31,898	2,325	7.3%
Mobile Home	19,770	16,489	3,281	19.9%
Commercial	5,690	5,217	473	9.1%
Other	251	241	10	4.1%
	$109,038	$98,443	$10,595	10.8%

Net premiums earned for the nine months ended September 30, 2012 were up as compared to the same period in 2011 due to the increase in net premiums written of $8.1 million, and a decrease in the change in unearned premiums of $2.5 million.

Loss and Loss Adjustment Expenses.  Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers.  Loss and LAE for the nine months ended September 30, 2012 was $91.7 million, as compared to $80.9 million for the same period in 2011.  The increase is a result of wind and hail that occurred in 2012 in Texas, in which increased frequency and severity created an additional $11.1 million of losses.

The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net premiums earned for the same period.  The loss and LAE ratio for the nine months ended September 30, 2012 and 2011 was 84.1% and 82.2%, respectively.

Policy Acquisition and Other Underwriting Expenses. Policy acquisition and other underwriting expenses for the nine months ended September 30, 2012 and 2011 were as follows (in thousands).

	Nine Months Ended September 30,
	2012	2011	Change	% Change
Amortization of deferred policy acquisition costs	$28,821	$25,600	$3,221	12.6%
Other underwriting expenses	10,328	9,423	905	9.6%
Total policy acquisition and other underwriting expenses	39,149	35,023	4,126	11.8%
Agency expenses	(1,532)	(1,331)	(201)	15.1%
Total policy acquisition and other underwriting expenses excluding agency expenses	$37,617	$33,692	$3,925	11.6%
Net premiums earned	$109,038	$98,443	$10,595	10.8%
Expense ratio	34.5%	34.2%	0.3%

Total policy acquisition and other underwriting expenses, excluding agency expenses, are up $3.9 million due to the increase in amortization of deferred policy acquisition costs of $3.2 million and an increase in other underwriting expenses of $0.9 million.  Other underwriting expenses increased due to the write down of a policy administration system the Company was unable to successfully implement of $1.7 million. The increase in amortization of deferred policy acquisition costs is a result of $7.7 million higher direct written premiums.

General and Administrative Expense.  General and administrative expense for the nine months ended September 30, 2012 and 2011 was $7.3 million.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $1.0 million for the nine months ended September 30, 2012, and $1.3 for the same period in 2011.

Interest Expense.  Interest expense for the nine months ended September 30, 2012 was $6.4 million, as compared to $6.7 million for the same period in 2011.  The decrease is due to the reduction of $6.9 million in debt.

Income Taxes.  The Company had a $7.0 million income tax benefit for the nine months ended September 30, 2012, compared to a $7.8 million benefit for the same period in 2011.  The decrease in income tax benefit is primarily due to non deductible acquisition costs at the parent holding company.

Net Loss Attributable to Common Stockholders.  As a result of the foregoing, our net loss attributable to common stockholders was $14.4 million for the nine months ended September 30, 2012, as compared to $11.6 million net loss for the nine months ended September 30, 2011.  The principal reason for the loss in the first nine months of 2012 is incurred losses related to increased frequency and severity of wind and hail storms in the current year.

LIQUIDITY AND CAPITAL RESOURCES

General

Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of approximately $916 million at September 30, 2012.  At September 30, 2012, the Company had invested approximately $574 million in cash and cash equivalents, consisting of approximately $524 million owned by the parent company and $50 million owned by NLASCO and its subsidiaries.  These deposits are in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company does not believe that it is exposed to any significant credit risk on cash based on the size and financial strength of the financial institutions in which the funds are held.

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

If the merger agreement is terminated under certain circumstances, we will be required to pay PlainsCapital Corporation a termination of $17.5 million.  Accordingly, upon such an event, our available cash would be reduced by $17.5 million.

At September 30, 2012, we had approximately $574 million of cash and cash equivalents and $216 million of investments, as compared to approximately $579 million of cash and cash equivalents and $224 million of investments as of December 31, 2011.

As of September 30, 2012, our short-term liquidity needs included funds to pay our insurance claims and funds to service our debt.

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

Additionally, under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only.  Furthermore, without the prior approval of the Commissioner of the Texas Department of Insurance, dividends cannot be declared or distributed from our insurance companies that exceed the greater of ten percent of the company’s surplus, as shown by its last annual statement on file with the Commissioner, and 100% of net income for such period.  At September 30, 2012, the maximum additional dividends that may be paid by our insurance companies to NLASCO in 2012 without regulatory approval is approximately $11.9 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders.  At September 30, 2012, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or “RBC”, requirements for insurance companies that establish minimum capital requirements relating to insurance risk and assesses credit risk, interest rate risk and business risk.  The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action.  At September 30, 2012, the Company’s insurance subsidiaries’ RBC ratios exceeded the level at which regulatory action would be required.

We believe that restrictions on the payments of dividends by our subsidiary insurance companies will not have a material impact on our ability to carry out our normal business activities, including debt payments on our senior exchangeable notes.

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

Our primary investment objective is to preserve capital.  Our strategy is to purchase securities in sectors that represent the most attractive relative value.  Bonds, cash and short-term investments constitute $727.9 million, or 92.4%, of our investments at September 30, 2012.  Although there is no intent to dispose of these investments at this time, our bonds are substantially in readily marketable securities.

Our management generally meets monthly to review the performance of investments and monitor market conditions for investments that would warrant any revision to investment guidelines.

Cash used in operations was $13.4 million for the nine months ended September 30, 2012, primarily due to a net loss of $14.4 million, increases in deferred income taxes of $7.0 million, $1.7 million increase in deferred acquisition costs and $2.1 million increase in premium and agents balances, offset by an increase in unearned premiums of $6.1 million, decrease in reinsurance recoverables of $3.4 million, an increase in loss and loss adjustment expense reserves of $1.2 million and an increase in depreciation and amortization of $1.0 million.  Cash used in operations was $4.0 million for the nine months ended September 30, 2011, primarily due to a net loss of $11.6 million, increases in deferred income taxes of $6.7 million, $2.6 million increase in deferred acquisition costs, decrease in loss and loss adjustment expense reserves of $3.8 million and $3.0 million increase in premium and agents balances, offset by an increase in depreciation and amortization of $1.3 million, unearned premiums increase of $10.4 million, decrease in reinsurance recoverables of $15.7 million and changes in operating assets and liabilities of $2.7 million.

Cash provided by investing activities was $10.2 million in the nine months ended September 30, 2012 primarily due to proceeds from sales and maturities of available-for-sale securities of $13.2 million, offset by purchases of available-for-sale securities of $2.9 million.  Cash used in investing activities was $61.3 million in the nine months ended September 30, 2011 primarily due to purchases of available-for-sale securities of $25.5 million and other investments of $50.0 million, offset by proceeds from sales of available-for-sale securities of $3.2 million, proceeds from maturities of available-for-sale securities of $3.8 million and proceeds from sales of held-to-maturity securities of $7.3 million.

Cash used in financing activities was $1.2 million for the nine months ended September 30, 2012, due to repurchase of common stock. There were no financing activities for the nine months ended September 30, 2011.

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

Inflation

Inflation in the U.S. has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2012 and 2011.  Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the United States economy and may increase the cost of acquiring or replacing property and equipment and the costs of labor and utilities.

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

Reserves
(in thousands)

2012	$10,403
2013	19,703
2014	7,872
2015	4,604
2016	2,210
Thereafter	1,243
$46,035

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon market interest rates. Market risk relates to the risk of loss from adverse changes in market prices and interest rates. We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings from time to time. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.  As of the nine months ended September 30, 2012, we had no derivative financial instruments.

As of September 30, 2012, our total debt outstanding was approximately $131 million, comprised of approximately $83.9 million, or 64%, subject to fixed interest rates and $47.5 million, or 36%, subject to variable interest rates.

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

The fair value of debt outstanding as of September 30, 2012 was approximately $139 million.

The following table sets forth certain information with respect to our indebtedness outstanding as of September 30, 2012 (in thousands).

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We may write-off intangible assets, such as goodwill.

As a result of purchase accounting for our acquisition of NLASCO, Inc., our consolidated balance sheet at September 30, 2012, contained intangible assets designated as goodwill and other identifiable intangible assets, definite life aggregating $29.2 million.  On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

In the future we may determine to record an allowance against all or a portion of our deferred tax asset, which would result in a non-cash charge.

In the event that the contemplated merger with PlainsCapital Corporation is not consummated, management may determine that is more likely than not that we will not realize all or a portion of the benefits of our deferred tax asset.  Our deferred tax asset at September 30, 2012, was $15.0 million.  If an allowance is determined to be necessary in the judgment of management, it will result in a non-cash charge in the amount of the allowance recorded during that period.

ITEM 6. EXHIBITS

(a)          Exhibits:

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: November 2, 2012

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