Form 10-K
period 2012-12-31
Hilltop Holdings Inc.
filed 2013-03-15
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 1-31987

Hilltop Holdings Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-1477939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Crescent Court, Suite 1330 Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

(214) 855-2177

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2012, was approximately $408 million.  For the purposes of this computation, all officers, directors and 10% stockholders are affiliates. The number of shares of the registrant’s common stock outstanding at March 14, 2013 was 83,487,340.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2013 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

MARKET AND INDUSTRY DATA AND FORECASTS

Market and industry data and other statistical information and forecasts used throughout this Annual Report on Form 10-K (this “Annual Report”) are based on independent industry publications, government publications and reports by market research firms or other published independent sources. We have not sought or obtained the approval or endorsement of the use of this third-party information. Some data also is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

Unless the context otherwise indicates, all references in this Annual Report to the “Company,” “Hilltop,” “HTH,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company (a wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole and references to “NLASCO” refer to NLASCO, Inc. (a wholly owned subsidiary of Hilltop Holdings Inc.) and its subsidiaries as a whole.  In addition, unless the context otherwise requires, references to “stockholders” are to the holders of our voting securities, which consist of our Common Stock, par value $0.01 per share.

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, where statements are preceded by, followed by or include the words “believes,” “expects,” “may,” “would,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “projects,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our revenue, our liquidity and sources of funding, our capital expenditures, our products, market trends, operations and business, expectations concerning mortgage loan origination volume, expectations concerning the hiring of additional mortgage bankers, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, expectations concerning deposit insurance premiums, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of margin loans are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us.  If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

(1) changes in the default rate of our loans and risks associated with concentration in real estate related loans;

(2) changes in general economic, market and business conditions in areas or markets where we compete;

(3) changes in the interest rate environment;

(4) cost and availability of capital;

(5) changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

(6) our participation in governmental programs, including the Small Business Lending Fund (“SBLF”);

(7) severe catastrophic events in our geographic area;

(8) failure of our insurance segment reinsurers to pay obligations under reinsurance contracts;

(9) changes in key management;

(10) approval of new, or changes in, accounting policies and practices;

(11) our ability to use net operating loss carry forwards to reduce future tax payments;

(12) competition for our banking, mortgage origination, financial advisory and insurance segments from other banks and financial institutions as well as insurance companies, mortgage bankers, investment banking and financial advisory firms, asset-based non-bank lenders and government agencies; and

(13) our ability to use excess cash in an effective manner.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Annual Report except to the extent required by federal securities laws.

PART I

Item 1. Business.

General Information

We are a holding company that has endeavored, and continues to endeavor, to make acquisitions or effect business combinations. In connection with this strategy, on May 8, 2012 we entered into a definitive agreement and plan of merger with PlainsCapital Corporation, or the Merger Agreement, pursuant to which we acquired PlainsCapital Corporation on November 30, 2012, or the Merger. Concurrent with the consummation of the Merger, we became a financial holding company registered under the Bank Holding Company Act of 1956 (as amended, the “Bank Holding Company Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”).

Prior to the consummation of the Merger with PlainsCapital Corporation, our primary operations were to provide fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States through our wholly owned property and casualty insurance holding company, NLASCO, Inc., or NLASCO. NLASCO operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

Following the Merger on November 30, 2012, our primary line of business is our wholly owned bank subsidiary, PlainsCapital Bank (the “Bank”). The Bank provides business and consumer banking services from offices located throughout central, north and west Texas. The Bank’s subsidiaries have specialized areas of expertise that allow us to provide an array of financial products and services such as mortgage origination and financial advisory services.

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

On February 18, 2004, we completed our initial public offering. Through the year ended December 31, 2005, we operated as a fully integrated, self-administered and self-managed equity REIT for U.S. federal income tax purposes.  In 2006, we revoked our election as a REIT for U.S. federal income tax purposes.

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

On November 30, 2012, we acquired PlainsCapital Corporation through a plan of merger, whereby PlainsCapital Corporation became our wholly owned subsidiary.

We intend to make acquisitions with certain of the remaining proceeds from the American Residential Communities transaction and, if necessary or appropriate, from additional equity or debt financing sources.

Following the completion of the sale of our manufactured home communities businesses, our operations through November 30, 2012 consisted solely of those of NLASCO and its subsidiaries. Given the significant recent acquisition of PlainsCapital, the remainder of our discussion includes details concerning the banking, mortgage origination and financial advisory operations of PlainsCapital and its subsidiaries, as well as the property and casualty insurance operations of NLASCO and its subsidiaries.

Organizational Structure

Our organizational structure is comprised of two primary operating business units, NLASCO, Inc. (insurance) and PlainsCapital Corporation (financial services and products). Within the PlainsCapital unit are three primary wholly owned subsidiaries: PlainsCapital Bank, PrimeLending and First Southwest. Under U.S. GAAP, our business units are comprised of four reportable business segments: banking, mortgage origination, insurance and financial advisory. Prior to the Merger with PlainsCapital, Hilltop operated as a single segment through its insurance subsidiary, NLASCO, given the integrated monitoring, control and management of its fire and homeowners insurance business lines. The following provides additional details regarding our updated organizational structure at December 31, 2012.

Geographic Dispersion of our Businesses

At December 31, 2012, we had $4.7 billion in deposits. The following table summarizes the geographic dispersion of our deposit portfolio at December 31, 2012 (dollars in thousands).

	West Texas (1)	DFW (2)	Central/South (3)	Other (4)	Total
Demand deposits	$160,158	$103,241	$53,999	$81,277	$398,675
NOW accounts	57,127	41,162	7,948	325	106,562
Money market deposit accounts	804,240	1,181,915	370,547	407	2,357,109
Brokered money market deposit accounts	—	—	—	263,193	263,193
Other savings deposits	46,455	52,949	80,635	328	180,367
Time deposits	398,908	689,480	84,251	2,793	1,175,432
Brokered time deposits	—	—	—	219,123	219,123
Total deposits	1,466,888	2,068,747	597,380	567,446	4,700,461

Percentage of total deposits	31.2%	44.0%	12.7%	12.1%	100.0%

(1)              “West Texas” consists of deposits originated in Lubbock, Texas.

(2)              “DFW” primarily consists of deposits originated in the Dallas/Fort Worth, Texas metroplex area.

(3)              “Central/South” primarily consists of deposits originated in Austin, Texas and San Antonio, Texas.

(4)              “Other” consists of deposits that are not managed on a regional basis.

At December 31, 2012, we had $3.2 billion in loans held for investment. The following table summarizes the geographic dispersion of our loan portfolio at December 31, 2012 (dollars in thousands).

	West Texas (1)	DFW (2)	Central/South (3)	Other (4)	Total
Commercial and industrial	$319,234	$729,492	$308,686	$302,881	$1,660,293
Real estate	215,553	609,596	359,088	—	1,184,237
Construction and land development	23,558	156,379	100,537	—	280,474
Consumer	11,886	10,906	4,600	—	27,392
Total loans	570,231	1,506,373	772,911	302,881	3,152,396

Percentage of total loans	18.1%	47.8%	24.5%	9.6%	100.0%

(1)              “West Texas” consists of loans originated from Lubbock, Texas.

(2)              “DFW” primarily consists of loans originated in the Dallas/Fort Worth, Texas metroplex area.

(3)              “Central/South” primarily consists of loans originated from Austin, Texas and San Antonio, Texas.

(4)              “Other” consists of margin loans held by FSC and lease financing.

For the month of December 2012, approximately 60% of PrimeLending’s origination volume was concentrated in seven states (no other state had volume of 4% or more). The following table is a summary of the origination volume by state (in thousands).

		% of
	Volume	Total
Texas	$275,739	21.4%
California	217,100	16.9%
North Carolina	78,881	6.1%
Virginia	56,387	4.4%
Maryland	55,870	4.3%
Tennessee	53,783	4.2%
Arizona	47,507	3.7%
All other states	501,688	39.0%
	$1,286,955	100.0%

We distribute our insurance products through a broad network of independent agents in 27 states and a select number of managing general agents, referred to as MGAs. The following table sets forth our total gross written premiums by state for the periods shown (in thousands).

	Year Ended December 31,
		% of		% of		% of
	2012	Total	2011	Total	2010	Total
Texas	$118,361	69.5%	$117,046	73.0%	$107,992	74.8%
Oklahoma	15,398	9.0%	10,804	6.7%	6,777	4.7%
Arizona	13,914	8.2%	12,376	7.7%	11,268	7.8%
Tennessee	10,527	6.2%	9,489	5.9%	8,562	5.9%
Georgia	5,454	3.2%	4,380	2.7%	3,297	2.3%
Louisiana	3,081	1.8%	2,973	1.9%	3,022	2.1%
Missouri	1,244	0.7%	1,170	0.7%	1,230	0.9%
Nevada	991	0.6%	1,015	0.6%	1,015	0.7%
All other states	1,231	0.7%	1,188	0.7%	1,205	0.8%
Total	$170,201	100.0%	$160,441	100.0%	$144,368	100.0%

FSC, a diversified investment banking firm and a registered broker-dealer, competes for business nation-wide. Over 70% of its public finance financial advisory revenues are from entities located in Texas.

Business Segments

We operate in four business segments: banking, mortgage origination, insurance and financial advisory. For more financial information about each of these business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. See also Note 27 in the notes to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

Banking

The operations of the Bank comprise our banking segment.  At December 31, 2012, our banking segment had $6.2 billion in assets and total deposits of $4.7 billion. The primary sources of our deposits are residents and businesses located in the Texas markets we serve.

Business Banking.  Our business banking customers primarily consist of agribusiness, energy, health care, institutions of higher education, real estate (including construction and land development) and wholesale/retail trade companies. We provide these customers with extensive banking services, such as Internet banking, business check cards and other add-on services as determined on a customer-by-customer basis. Our treasury management services, which are designed to reduce the time, burden and expense of collecting, transferring, disbursing and reporting cash, are also available to our business customers. We offer these business customers lines of credit, equipment loans and leases, letters of credit, agricultural loans, commercial real estate loans and other loan products.

The table below sets forth a distribution of the banking segment’s business loans, by type, and all other loans at December 31, 2012 (dollars in thousands). The commercial and industrial loans category includes a $1.6 billion warehouse line of credit extended to PrimeLending, of which $1.3 billion was drawn at December 31, 2012. Amounts advanced against the warehouse line are included in the table below, but are eliminated from the consolidated balance sheet.

		% of Total
	Amount	Loans
Loans:
Commercial and industrial	$2,649,158	64.0%
Real estate	1,184,885	28.5%
Construction and land development	280,474	6.8%
Total business loans	4,114,517	99.3%

All other loans	27,392	0.7%
Total loans	$4,141,909	100.0%

Commercial and industrial loans are primarily made within our market areas in Texas and are underwritten on the basis of the borrower’s ability to service the debt from income. In general, commercial and industrial loans involve more credit risk than residential and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial and industrial loans results primarily from the type of collateral securing these loans, which typically includes commercial real estate, accounts receivable, equipment and inventory. Additionally, increased risk arises from the expectation that commercial and industrial loans generally will be serviced principally from the operations of the business, and those operations may not be successful.  Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of the additional risk and complexity associated with commercial and industrial loans, such loans require more thorough underwriting and servicing than loans to individuals. To manage these risks, our policy is to attempt to secure commercial and industrial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, depending on the size of the credit, we actively monitor certain fiscal measures of the borrower, including cash flow, collateral value and other appropriate credit factors. We also have processes in place to analyze and evaluate on a regular basis our exposure to industries, products, market changes and economic trends.

The Bank also offers term financing on commercial real estate properties that include retail, office, multi-family, industrial, warehouse and non-owner occupied single family residences. Commercial mortgage lending can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s on-going business operations or on income generated from the properties that are leased to third parties. As a general practice, the Bank requires its commercial mortgage loans to be secured with first lien positions on the underlying property, to generate adequate equity margins, to be serviced by businesses operated by an established management team, and to be guaranteed by the principals of the borrower. The Bank seeks lending opportunities where cash flow from the collateral provides adequate debt service coverage and/or the guarantor’s net worth is comprised of assets other than the project being financed.

The Bank offers construction financing for (i) commercial, retail, office, industrial, warehouse and multi-family developments, (ii) residential developments and (iii) single family residential properties. Loans to finance these transactions are generally secured by first liens on the underlying real property. We generally require that the subject property of a construction loan for commercial real estate be pre-leased. The Bank conducts periodic completion inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Construction loans involve additional risks because loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Bank is forced to foreclose on a project prior to completion, it may not be able to recover the entire unpaid portion of the loan. Additionally, it may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

In addition to the real estate lending activities described above, a portion of the Bank’s real estate portfolio consists of single family residential mortgage loans typically collateralized by owner occupied properties located in its market areas.  These residential mortgage loans are generally secured by a first lien on the underlying property and have maturities of five years or less. Longer term mortgage financing is provided for certain customers within the Bank’s private banking group. At December 31, 2012, the Bank had $199.1 million in one-to-four family residential loans, which represented 4.80% of its total loans held for investment.

Personal Banking.  We offer a broad range of personal banking products and services for individuals. Similar to our business banking operations, we also provide our personal banking customers with a variety of add-on features such as check cards, safe deposit boxes, Internet banking, bill pay, overdraft privilege services, gift cards and access to automated teller machine (ATM) facilities throughout the United States. We offer a variety of deposit accounts to our personal banking customers including savings, checking, interest-bearing checking, money market and certificates of deposit.

We loan to individuals for personal, family and household purposes, including lines of credit, home improvement loans, home equity loans, credit cards and loans for purchasing and carrying securities. At December 31, 2012, we had $27.4 million of loans for these purposes, which are shown in the previous table as “All other loans.”

Wealth and Investment Management.  Our private banking team personally assists high net worth individuals and their families with their banking needs, including depository, credit, asset management, and trust and estate services. We offer trust and asset management services in order to assist these customers in managing, and ultimately transferring, their wealth. Our wealth management services provide personal trust, investment management and employee benefit plan administration services, including estate planning, management and administration, investment portfolio management, employee benefit accounts and individual retirement accounts.

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending. Founded in 1986, PrimeLending is a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. At December 31, 2012, it operated from 280 locations in 42 states, originating approximately 21% of its mortgages from its Texas locations and approximately 17% of its mortgages from locations in California. The mortgage lending business is subject to seasonality, as we typically experience increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes, and the overall demand for mortgage loans is driven largely by the applicable interest rates at any given time.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through a warehouse line of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, servicing released, although PrimeLending may retain servicing under certain conditions. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

Our mortgage lending underwriting strategy, driven in large measure by secondary market investor standards, seeks to originate substantially only conforming loans. Our underwriting practices include:

•                  granting loans on a sound and collectible basis;

•                  obtaining a balance between maximum yield and minimum risk;

•                  ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; and

•                  ensuring that each loan is properly documented and, if appropriate, adequately insured.

In addition to its branch office network, PrimeLending, through PrimeLending Ventures, LLC, establishes “affiliated business arrangements” to originate residential mortgages for customers of referring business partners and for other customers not associated with business partners. At December 31, 2012, PrimeLending Ventures, LLC had two active affiliated business arrangements.

Since its inception in 1986, PrimeLending has grown from originating approximately $80 million in mortgage loans annually with a staff of 20 individuals to originating $13.7 billion in loans in 2012 with approximately 2,650 employees. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, and Federal Housing Administration (FHA) and Veteran Affairs (VA) loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which we define to be loans to borrowers having a Fair Isaac Corporation (FICO) score lower than 620 or that do not comply with applicable agency or investor-specific underwriting guidelines).

Insurance

The operations of NLASCO comprise our insurance segment. NLASCO specializes in providing fire and limited homeowners insurance for low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLASCO’s product line also includes enhanced homeowners products offering higher coverage limits with distribution restricted to select agents. NLASCO targets underserved markets through a broad network of independent agents in 27 states and a select number of MGAs, which require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents.

Ratings.  Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. The ratings for NLIC and ASIC of “A” (Excellent) were affirmed by A.M. Best in April 2012. An “A” rating is the third highest of 16 rating categories used by A.M. Best. In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and loss adjustment expenses (“LAE”), the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLASCO cannot ensure that NLIC and ASIC will maintain their present ratings.

Product Lines.  NLASCO’s business is conducted in two product lines: personal lines and commercial lines. The personal lines include homeowners, dwelling fire, manufactured home, flood and vacant policies. The commercial lines include commercial, builders risk, builders risk renovation, sports liability and inland marine policies.

The NLASCO companies specialize in writing fire and homeowners insurance coverage for low value dwellings and manufactured homes. The vast majority of NLASCO’s property coverage is written on policies that provide actual cash value payments, as opposed to replacement cost. Under actual cash value policies, the insured is entitled to receive only the cost of replacing or repairing damaged or destroyed property with comparable new property, less depreciation. In 2010, NLASCO expanded its homeowners insurance products to include replacement cost coverage, which also includes limited water coverage. These new products are being marketed and sold primarily in Texas. The development and implementation of these new products contributed to the premium growth at NLASCO in 2011 and 2012.

Underwriting and Pricing.  NLASCO applies its regional expertise, underwriting discipline and a risk-adjusted, return-on-equity-based approach to capital allocation to primarily offer short-tail insurance products in its target markets. NLASCO’s underwriting process involves securing an adequate level of underwriting information from its independent agents, identifying and evaluating risk exposures and then pricing the risks it chooses to accept. Management reviews pricing on an ongoing basis to monitor any emerging issues on a specific coverage or geographic territory.

Catastrophe Exposure. NLASCO maintains a comprehensive risk management strategy, which includes actively monitoring its catastrophe prone territories by zip code to ensure a diversified book of risks. NLASCO utilizes software and risk support from its reinsurance brokers to analyze its portfolio and catastrophe exposure. Biannually, NLASCO has its entire portfolio analyzed by its reinsurance broker who utilizes hurricane models to predict risk.

Reinsurance. NLASCO purchases reinsurance to reduce its exposure to liability on individual risks and claims and to protect against catastrophe losses. NLASCO’s management believes that less volatile, yet reasonable returns are in the long-term interest of NLASCO.

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

NLASCO purchases catastrophe excess of loss reinsurance to a limit that exceeds the Hurricane 250-year return time as modeled by RMS Risk Link v.11.0 and exceeds the Hurricane 500-year return time as modeled by AIR Classic v.14.0.

Liabilities for Unpaid Losses and Loss Adjustment Expenses.  NLASCO’s liabilities for losses and loss adjustment expenses include liabilities for reported losses, liabilities for incurred but not reported, or IBNR, losses and liabilities for LAE, less a reduction for reinsurance recoverables related to those liabilities. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim. The amounts of liabilities for IBNR losses and LAE are estimated on the basis of historical trends, adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Liabilities for LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. Based upon the contractual terms of the reinsurance agreements, reinsurance recoverables offset, in part, NLASCO’s gross liabilities.

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

The following tables set forth the annual calendar year-end reserves of NLIC and ASIC since 2003 and the subsequent development of these reserves through December 31, 2012. These tables present accident or policy year development data.  The first line of the table shows, for the years indicated, net liability, including IBNR, as originally estimated. The next section of the table sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The changes in the original estimate are caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated; (2) the net liability being increased or decreased for claims remaining open as more information becomes known about those individual claims; and (3) more or fewer claims being reported after December 31, 2003 than had occurred prior to that date. The bottom section of the table shows, by year, the cumulative amounts of net losses and LAE paid as of the end of each succeeding year.

The “net cumulative redundancy (deficiency)” represents, as of December 31, 2012, the difference between the latest re-estimated net liability and the net liability as originally estimated for losses and LAE retained by us. A redundancy means the original estimate was higher than the current estimate; and a deficiency means that the original estimate was lower than the current estimate. The following tables are presented net of reinsurance recoverable.

National Lloyds Insurance Company
Analysis of Loss Reserve Development
(in thousands)

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Original Reserve*	$35,061	$33,951	$41,282	$47,684	$44,613	$65,592	$60,392	$55,482	$81,589	$87,943

1 year later	32,887	28,106	36,332	43,640	44,064	64,864	62,337	54,987	82,065
2 years later	32,559	27,593	40,391	43,465	44,134	65,070	62,014	54,672
3 years later	31,614	25,747	41,231	43,394	43,950	64,702	61,759
4 years later	31,030	25,712	39,735	43,387	43,788	64,569
5 years later	31,088	25,579	39,699	43,366	43,649
6 years later	31,072	25,582	39,675	43,365
7 years later	31,066	25,568	39,674
8 years later	31,054	25,566
9 years later	31,048

Net cumulative redundancy (deficiency)	4,013	8,385	1,608	4,319	964	1,023	(1,367)	810	(476)

Cumulative amount of net liability paid as of:

1 year later	30,867	24,747	32,871	42,301	42,478	63,761	59,977	53,387	79,853
2 years later	30,818	25,149	34,625	42,668	43,245	64,203	60,517	53,872
3 years later	30,875	25,388	36,157	43,140	43,495	64,391	61,081
4 years later	30,989	25,462	39,533	43,361	43,563	64,477
5 years later	31,026	25,521	39,646	43,365	43,648
6 years later	31,030	25,538	37,674	43,365
7 years later	31,029	25,564	39,674
8 years later	31,051	25,565
9 years later	31,048

* Including amounts paid in respective year.

American Summit Insurance Company
Analysis of Loss Reserve Development
(in thousands)

	Year Ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Original Reserve*	$6,235	$8,297	$11,041	$13,003	$9,351	$12,769	$9,773	$12,486	$14,829	$13,547

1 year later	5,322	7,388	9,932	13,014	9,154	12,009	9,423	13,153	14,126
2 years later	5,512	6,999	9,918	12,998	9,335	11,943	9,088	12,974
3 years later	5,563	6,859	9,918	13,435	9,235	11,880	9,023
4 years later	5,401	6,772	9,797	13,216	9,200	12,048
5 years later	5,396	6,714	9,820	13,195	9,197
6 years later	5,394	6,787	9,815	13,188
7 years later	5,396	6,743	9,812
8 years later	5,417	6,730
9 years later	5,417

Net cumulative redundancy (deficiency)	818	1,567	1,229	(185)	154	721	750	(488)	703

Cumulative amount of net liability paid as of:

1 year later	4,987	6,566	9,341	12,429	8,732	11,560	8,800	12,390	13,511
2 years later	5,612	6,610	9,578	12,639	9,095	11,637	8,803	12,632
3 years later	5,756	6,682	9,679	13,326	9,193	11,726	8,917
4 years later	5,393	6,699	9,740	13,161	9,196	12,040
5 years later	5,393	6,714	9,813	13,188	9,196
6 years later	5,394	6,720	9,813	13,188
7 years later	5,394	6,723	9,812
8 years later	5,417	6,730
9 years later	5,417

* Including amounts paid in respective year.

Please refer to Note 25 in the notes to consolidated financial statements for a reconciliation of the reserves presented in the tables above to the reserves for losses and loss adjustment expenses set forth in the consolidated balance sheets at December 31, 2012 and 2011.

Current loss reserve development has been favorable with the exception of accident year 2009. In the accident years 2007 and 2008, the developed reserves as of December 31, 2012 were $1.1 million and $1.8 million, respectively, less than the initial carried reserve for each year. During accident year 2009, however, loss development was unfavorable by $0.6 million due to unfavorable development at NLIC of $1.4 million. The unfavorable development at NLIC in accident year 2009 was due to adverse development on our homeowners product of $0.6 million. During accident year 2010, the loss development was favorable by $0.3 million due to favorable development at NLIC of $0.8 million, offset by unfavorable development at ASIC of $0.5 million. The unfavorable development at ASIC in accident year 2010 is due to adverse development on homeowners products of $0.4 million. The favorable development of $0.2 million during accident year 2011 was due to favorable development of $0.7 million at ASIC, offset by unfavorable development of $0.5 million at NLIC. For the accident years 2003 through 2007, the reserves were $22.9 million favorable. Starting in 2002, IBNR loss reserves were strengthened, contributing to the favorable development in accident years 2003, 2004 and 2005. This strengthening of reserves was due to increases in direct premium written and increased net premium written from reductions in quota share reinsurance, a form of pro rata insurance.

The following table is a reconciliation of the gross liability to net liability for losses and loss adjustment expenses (in thousands).

	December 31, *
	2007	2008	2009	2010	2011	2012

Gross unpaid losses	$18,091	$34,023	$33,780	$58,882	$44,835	$34,012
Reinsurance recoverable	(2,692)	(14,613)	(21,102)	(43,773)	(25,083)	(10,385)

Net unpaid losses	$15,399	$19,410	$12,678	$15,109	$19,752	$23,627

*                 Information is not presented for the periods ended prior to January 31, 2007, as that is the date Hilltop Holdings Inc. acquired the insurance operations.

Financial Advisory

Our financial advisory segment operates through First Southwest. FSC, a wholly owned subsidiary of First Southwest, is a diversified investment banking firm and a registered broker-dealer with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”). First Southwest’s primary focus is on providing public finance services.

At December 31, 2012, First Southwest employed approximately 400 people and maintained 26 locations nationwide, nine of which are in Texas. At December 31, 2012, First Southwest maintained $114.4 million in equity capital and had more than 1,600 public sector clients. At December 31, 2012, it had consolidated assets of $592.0 million.

First Southwest has five primary lines of business: (i) public finance, (ii) capital markets, (iii) correspondent clearing services, (iv) asset management and (v) corporate finance.

Public Finance.  First Southwest’s public finance group represents its largest department. This group advises cities, counties, school districts, utility districts, tax increment zones, special districts, state agencies and other governmental entities nationwide. In addition, the group provides specialized advisory and investment banking services for airports, convention centers, healthcare institutions, institutions of higher education, housing, industrial development agencies, toll road authorities, and public power and utility providers.

Capital Markets.  Through its capital markets group, First Southwest trades fixed income securities to support sales and other customer activities, underwrites tax-exempt and taxable fixed income securities and trades equities on an agency basis on behalf of its retail and institutional clients. In addition, First Southwest provides asset and liability management advisory services to community banks.

Correspondent Clearing Services.  The correspondent clearing services group offers omnibus and fully disclosed clearing services to FINRA member firms for trade executing, clearing and back office services. Services are provided to approximately 75 correspondent firms.

Asset Management.  First Southwest Asset Management is an investment advisor registered under the Investment Advisors Act of 1940 providing state and local governments with advice and assistance with respect to arbitrage rebate compliance, portfolio management and local government investment pool administration. In the area of arbitrage rebate, First Southwest Asset Management advises municipalities with respect to the emerging regulations relating to arbitrage rebates. Further, First Southwest Asset Management assists governmental entities with the complexities of investing public funds in the fixed income markets. As an investment adviser registered with the SEC, First Southwest Asset Management promotes cash management-based investment strategies that seek to adhere to the standards imposed by the fiduciary responsibilities of investment officers of public funds. At December 31, 2012, First Southwest Asset Management served as administrator for local government investment pools totaling $8.3 billion, investment manager of $6.2 billion in short-term fixed income portfolios of municipal governments and investment advisor for $6.2 billion invested by municipal governments.

Corporate Finance.  First Southwest’s corporate finance group provides focused and tailored investment banking services to institutions and corporations. These services include capital raising, advisory services and corporate restructuring.

Competition

We face significant competition with respect to the business segments in which we operate and the geographic markets we serve. Our lending and mortgage origination competitors include commercial banks, savings banks, savings and loan associations, credit unions, finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions. Competition for deposits and in providing lending and mortgage origination products and services to businesses in our market area is intense and pricing is important. Other factors encountered in competing for savings deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans includes such additional factors as interest rate, loan origination fees and the range of services offered by the provider. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive loan and deposit products and other services.

Our insurance business competes with a large number of other companies in its selected lines of business, including major U.S. and non-U.S. insurers, regional companies, mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies. The personal lines market in Texas is dominated by a few large carriers and their subsidiaries and affiliates. We seek to distinguish ourselves from our competitors by targeting underserved market segments that provide us with the best opportunity to obtain favorable policy terms, conditions and pricing.

We also face significant competition for financial advisory services on a number of factors such as price, perceived expertise, range of services, and local presence. Our financial advisory business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, are not subject to the broker-dealer regulatory framework. Many of our competitors have substantially greater financial resources, lending limits and larger branch networks than we do, and offer a broader range of products and services. Our financial advisory business competes on the basis of a number of factors, including the quality of advice and service, innovation, reputation and price.

Employees

At December 31, 2012, we employed approximately 3,950 persons, substantially all of which are full-time. None of our employees are represented by any collective bargaining unit or a party to any collective bargaining agreement.

Government Supervision and Regulation

General

We are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of customers and clients of our financial advisory services, depositors, borrowers, the insurance funds of the FDIC and SIPC and the banking system as a whole, and not for the protection of our stockholders or creditors. In many cases, the applicable regulatory authorities have broad enforcement power over bank holding companies, banks and their subsidiaries, including the power to impose substantial fines and other penalties for violations of laws and regulations. The following discussion describes the material elements of the regulatory framework that applies to us and our subsidiaries. References in this Annual Report to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

Recent Regulatory Developments. New regulations and statutes are regularly proposed and/or adopted that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. Certain of these recent proposals and changes are described below.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Most of the provisions contained in the Dodd-Frank Act have delayed effective dates. Full implementation of the Dodd-Frank Act will require many new rules to be issued by federal regulatory agencies over the next several years, which will profoundly affect how financial institutions will be regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time.

The Dodd-Frank Act, among other things:

•                  Established the Consumer Financial Protection Bureau (the “CFPB”), an independent organization within the Federal Reserve which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial products or services, including banks and mortgage originators. The CFPB has broad rule-making authority for a wide range of consumer protection laws, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

•                  Established the Financial Stability Oversight Council, tasked with the authority to identify and monitor institutions and systems which pose a systemic risk to the financial system, and to impose standards regarding capital, leverage, liquidity, risk management, and other requirements for financial firms.

•                  Changed the base for FDIC insurance assessments.

•                  Increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% (the FDIC subsequently increased it by regulation to 2.00%).

•                  Permanently increased the deposit insurance coverage amount from $100,000 to $250,000.

•                  Directed the Federal Reserve to establish interchange fees for debit cards pursuant to a restrictive “reasonable and proportional cost” per transaction standard.

•                  Limits the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading in a provision known as the “Volcker Rule”.

•                  Grants the U.S. government authority to liquidate or take emergency measures with respect to troubled nonbank financial companies that fall outside the existing resolution authority of the FDIC, including the establishment of an orderly liquidation fund.

•                  Increases regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

•                  Increases regulation of consumer protections regarding mortgage originations, including banker compensation, minimum repayment standards, and prepayment consideration.

•                  Establishes new disclosure and other requirements relating to executive compensation and corporate governance.

On June 21, 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the FDIC jointly issued comprehensive final guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, under the Incentive Compensation Guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization.

On April 14, 2011, the Federal Reserve Board and various other federal agencies published a notice of proposed rulemaking implementing provisions of the Dodd-Frank Act that would require reporting of incentive-based compensation arrangements by a covered financial institution and prohibit incentive-based compensation arrangements at a covered financial institution that provide excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. The Dodd-Frank Act defines “covered financial institution” to include, among other entities, a depository institution or depository institution holding company that has $1 billion or more in assets. There are enhanced requirements for institutions with more than $50 billion in assets. The proposed rule states that it is consistent with the Incentive Compensation Guidance.

On January 10, 2013, the CFPB issued a final rule to implement the “qualified mortgage”, or “QM” provisions of the Dodd-Frank Act requiring mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The final rule describes certain minimum requirements for creditors making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages”, which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a creditor in foreclosure proceedings. The CFPB’s QM rule will take effect on January 10, 2014.

We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Hilltop Holdings Inc.

Hilltop is a legal entity separate and distinct from PlainsCapital and its other subsidiaries. On November 30, 2012, concurrent with the consummation of the Merger with PlainsCapital Corporation, Hilltop became a financial holding company registered under the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act. Accordingly, it is subject to supervision, regulation and examination by the Federal Reserve Board. The Dodd-Frank Act, Gramm-Leach-Bliley Act, the Bank Holding Company Act and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Changes of control.  Federal and state laws impose additional notice, approval and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of a regulated holding company, such as Hilltop. These laws include the Bank Holding Company Act, the Change in Bank Control Act and the Texas Insurance Code. Among other things, these laws require regulatory filings by an investor that seeks to acquire direct or indirect “control” of a regulated holding company. The determination whether an investor “controls” a regulated holding company is based on all of the facts and circumstances surrounding the investment.  As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting stock. Subject to rebuttal, an investor may be presumed to control the regulated holding company if the investor owns or controls 10% or more of any class of voting stock. Accordingly, these laws would apply to a person acquiring 10% or more of Hilltop’s common stock.  Furthermore, these laws may discourage potential acquisition proposals and may delay, deter or prevent change of control transactions, including those that some or all of our stockholders might consider to be desirable.

Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed herein, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

Scope of Permissible Activities. Under the Bank Holding Company Act, Hilltop and PlainsCapital generally may not acquire a direct or indirect interest in, or control of more than 5% of, the voting shares of any company that is not a bank or bank holding company. Additionally, the Bank Holding Company Act may prohibit Hilltop from engaging in activities other than those of banking, managing or controlling banks or furnishing services to, or performing services for, its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board has determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions or the addition of activities, the Federal Reserve Board considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include: securities underwriting; dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Prior to enactment of the Dodd-Frank Act, regulatory approval was not required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that were financial in nature or incidental to activities that were financial in nature, as determined by the Federal Reserve Board.

Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is “well managed”, and has at least a “satisfactory” rating under the Community Reinvestment Act of 1977 (the “CRA”). The Dodd-Frank Act underscores the criteria for becoming a financial holding company by amending the Bank Holding Company Act to require that bank holding companies be “well capitalized” and “well managed” in order to become financial holding companies. Hilltop became a financial holding company on December 1, 2012.

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. In addition, bank holding companies are required to consult with the Federal Reserve Board prior to making any redemption or repurchase, even within the foregoing parameters. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.425 million for each day the activity continues. In addition, the Dodd-Frank Act authorizes the Federal Reserve Board to require reports from and examine bank holding companies and their subsidiaries, and to regulate functionally regulated subsidiaries of bank holding companies.

Anti-tying Restrictions. Subject to various exceptions, bank holding companies and their affiliates are generally prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a bank holding company or its affiliates.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, a risk weight factor of 0% to 100% is assigned to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. At least half of the risk-based capital must consist of core (Tier 1) capital, which is comprised of:

•                                          common stockholders’ equity (includes common stock and any related surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits and foreign currency translation adjustments, excluding changes in other comprehensive income (loss));

•                                          certain noncumulative perpetual preferred stock and related surplus; and

•                                          minority interests in the equity capital accounts of consolidated subsidiaries (excludes goodwill and various intangible assets).

The remainder, supplementary (Tier 2) capital, may consist of:

•                                          allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets;

•                                          certain perpetual preferred stock and related surplus;

•                                          hybrid capital instruments;

•                                          perpetual debt;

•                                          mandatory convertible debt securities;

•                                          term subordinated debt;

•                                          intermediate term preferred stock; and

•                                          certain unrealized holding gains on equity securities.

Total capital is the sum of Tier 1 and Tier 2 capital. The guidelines require a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). At December 31, 2012, our ratio of Tier 1 capital to total risk-weighted assets was 17.72% and our ratio of total capital to total risk-weighted assets was 17.81%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. We are required to maintain a leverage ratio of 4.0%, and, at December 31, 2012, our leverage ratio was 13.08%. The Tier 1 Capital (to average assets) ratio was calculated using the average assets for the month of December 2012.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The Dodd-Frank Act directs federal banking agencies to establish minimum leverage capital requirements and minimum risk-based capital requirements for insured depository institutions, depository institution holding companies, and nonbank financial companies supervised by the Federal Reserve Board. These minimum capital requirements may not be less than the “generally applicable leverage and risk-based capital requirements” applicable to insured depository institutions, in effect applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. The Dodd-Frank Act, for the first time, embeds in the law a leverage capital requirement as opposed to leaving it to the regulators to use a risk-based capital requirement. However, it is left to the discretion of the agencies to set the leverage ratio requirement through the rulemaking process.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Bank Holding Companies. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider, among other things, the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. In addition, the Dodd-Frank Act requires the Federal Reserve Board to consider “the risk to the stability of the U.S. banking or financial system” when evaluating acquisitions of banks and nonbanks under the Bank Holding Company Act. With respect to interstate acquisitions, the Dodd-Frank Act amends the Bank Holding Company Act by raising the standard by which interstate bank acquisitions are permitted from a standard that the acquiring bank holding company be “adequately capitalized” and “adequately managed”, to the higher standard of being “well capitalized” and “well managed”.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of such company.

In addition, an entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of our outstanding common stock, or otherwise obtaining control or a “controlling influence” over us.

Emergency Economic Stabilization Act of 2008 and the Small Business Jobs Act of 2010. The U.S. Congress, the U.S. Department of the Treasury (“U.S. Treasury”) and the federal banking regulators have taken broad action since early September 2008 to address volatility in the U.S. banking system. The Emergency Economic Stabilization Act of 2008 (“EESA”) authorized the U.S. Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-backed securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in the Troubled Asset Relief Program (“TARP”). The Dodd-Frank Act reduced the TARP authorization contained in the EESA to $475 billion.

The stated purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The U.S. Treasury allocated $250 billion towards the TARP Capital Purchase Program. Under the Capital Purchase Program, the U.S. Treasury purchased debt or equity securities from eligible participating institutions. The TARP also provided for the direct purchases or guarantees of troubled assets of financial institutions.

On December 19, 2008, PlainsCapital sold 87,631 shares of its Fixed Rate Cumulative Perpetual Stock, Series A and a warrant to purchase, upon net exercise, 4,382 shares of its Fixed Rate Cumulative Perpetual Stock, Series B to the U.S. Treasury for $87.6 million pursuant to the Capital Purchase Program. The U.S. Treasury immediately exercised its warrant on December 19, 2008, and PlainsCapital issued the underlying shares of its Series B Preferred Stock to the U.S. Treasury. On September 27, 2011, PlainsCapital entered into a Securities Purchase Agreement with the Secretary of the Treasury (the “Purchase Agreement”) pursuant to which PlainsCapital issued 114,068 shares of its newly designated Non-Cumulative Perpetual Preferred Stock, Series C for a total purchase price of $114,068,000. The proceeds from the sale of PlainsCapital’s Series C Preferred Stock were used to redeem and repurchase PlainsCapital’s Series A and Series B Preferred Stock. PlainsCapital’s Series C Preferred Stock was issued pursuant to the Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  In connection with the Merger, Hilltop assumed PlainsCapital’s obligations under the Purchase Agreement and redeemed PlainsCapital’s outstanding Series C Preferred Stock in exchange for the Hilltop Series B Preferred Stock.

On November 29, 2012, Hilltop filed with the State Department of Assessments and Taxation of the State of Maryland articles supplementary for the Hilltop Series B Preferred Stock, setting forth its terms. Holders of the Hilltop Series B Preferred Stock are entitled to noncumulative cash dividends at a fluctuating dividend rate based on the Bank’s level of qualified small business lending. The Hilltop Series B Preferred Stock is non-voting, except in limited circumstances, and ranks senior to Hilltop’s common stock with respect to the payment of dividends and distribution of assets upon any liquidation, dissolution or winding up of Hilltop.

The terms of the Hilltop Series B Preferred Stock restrict Hilltop’s ability to pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment on its common stock and other Hilltop capital stock ranking junior to the Hilltop Series B Preferred Stock, and on other preferred stock and other stock ranking on a parity with the Hilltop Series B Preferred Stock, in the event that Hilltop does not declare dividends on the Hilltop Series B Preferred Stock during any dividend period.

The Series B Preferred Stock qualifies as Tier 1 capital and is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. The dividend rate, as a percentage of the liquidation amount, fluctuates on a quarterly basis during the first 10 quarters from its original issuance by PlainsCapital is outstanding, based upon changes in the level of “Qualified Small Business Lending” (“QSBL”)  at the Bank. Until December 31, 2013, the dividend rate we pay on any outstanding shares of Series B Preferred Stock will fluctuate on a quarterly basis between one percent (1%) and five percent (5%) per annum, based upon changes in the level of qualified small business lending by the Bank measured against the Baseline. From January 1, 2014 through March 26, 2016, if we have not sufficiently increased our small business lending we may become subject to a dividend rate as high as seven percent (7%) per annum, and may be required to pay a dividend rate penalty of 0.5% per quarter. Beginning March 27, 2016, the dividend rate on any outstanding shares of Series B Preferred Stock will be fixed at nine percent (9%) per annum.

Except as noted in the next sentence, the Series B Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100 percent of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to approval of the Federal Reserve Board. In the Merger Agreement, Hilltop agreed not to redeem or otherwise acquire the Company’s Series B Preferred prior to the second anniversary of the closing date of the Merger, or November 30, 2014. For more information, see “Risk Factors—The Treasury’s investment in us imposes restrictions and obligations upon us that could adversely affect the rights of our common stockholders.”

Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The monetary policies of the Federal Reserve Board have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its influence over the issuance of U.S. government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

PlainsCapital Bank

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank, is also subject to regulation and examination by the Federal Reserve Board. As a bank with less than $10 billion in assets, the Bank became subject to the regulations issued by the CFPB on July 21, 2011, although the Federal Reserve Board continues to examine the Bank for compliance with federal consumer protection laws. The Bank is also an insured depository institution and, therefore, subject to regulation by the FDIC, although the Federal Reserve Board is the Bank’s primary federal regulator. The Federal Reserve Board, the Texas Department of Banking, the CFPB and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Such requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank. In July 2010, the FDIC voted to revise its Memorandum of Understanding with the primary federal regulators to enhance the FDIC’s existing backup authorities over insured depository institutions that the FDIC does not directly supervise. As a result, the Bank may be subject to increased supervision by the FDIC.

Restrictions on Transactions with Affiliates. Transactions between the Bank and its nonbanking affiliates, including Hilltop and PlainsCapital, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of Hilltop or its subsidiaries. Among other changes, the Dodd-Frank Act expands the definition of “covered transactions” and clarifies the amount of time that the collateral requirements must be satisfied for covered transactions, and amends the definition of “affiliate” in Section 23A to include “any investment fund with respect to which a member bank or an affiliate thereof is an investment advisor.”

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

Loans to Insiders. The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the Federal Reserve Board may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. The Dodd-Frank Act amends the statutes placing limitations on loans to insiders by including credit exposures to the person arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction, or securities borrowing transaction between the member bank and the person within the definition of an extension of credit.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of PlainsCapital’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to PlainsCapital will continue to be PlainsCapital’s and Hilltop’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Pursuant to the Texas Finance Code, a Texas banking association may not pay a dividend that would reduce its outstanding capital and surplus unless it obtains the prior approval of the Texas Banking Commissioner. Additionally, the FDIC and the Federal Reserve Board have the authority to prohibit Texas state banks from paying a dividend when they determine the dividend would be an unsafe or unsound banking practice. As a member of the Federal Reserve System, the Bank must also comply with the dividend restrictions with which a national bank would be required to comply. Those provisions are generally similar to those imposed by the state of Texas. Among other things, the federal restrictions require that if losses have at any time been sustained by a bank equal to or exceeding its undivided profits then on hand, no dividend may be paid.

In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its stockholders, including any depository institution holding company (such as PlainsCapital and Hilltop) or any stockholder or creditor thereof.

Branching. The establishment of a branch must be approved by the Texas Department of Banking and the Federal Reserve Board, which consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The regulators will also consider the applicant’s CRA record.

Interstate Branching. Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the Federal Deposit Insurance Act and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo. Under the Dodd-Frank Act, de novo interstate branching by national banks is permitted if, under the laws of the state where the branch is to be located, a state bank chartered in that state would have been permitted to establish a branch.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) “well capitalized;” (2) “adequately capitalized;” or (3) “undercapitalized.” These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In 2009, the FDIC adopted a final rule requiring a special assessment on insured institutions as part of its effort to rebuild the FDIC deposit insurance fund (“DIF”). The FDIC administers the DIF, and all insured depository institutions are required to pay assessments to the FDIC that fund the DIF.  The Dodd-Frank Act broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution during the assessment period. On February 7, 2011, the FDIC issued a final rule implementing revisions to the assessment system mandated by the Dodd-Frank Act. The new regulation was effective April 1, 2011 and was reflected in the June 30, 2011 FDIC DIF balance and the invoices for assessments due September 30, 2011. Accruals for DIF assessments were $0.2 million for the month ended December 31, 2012.

The FDIC is required to maintain a designated reserve ratio of the DIF to insured deposits in the United States. The Dodd-Frank Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. Pursuant to its authority in the Dodd-Frank Act, the FDIC on December 20, 2010, published a final rule establishing a higher long-term target DIF ratio of greater than 2%. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. The FDIC will notify the Bank concerning an assessment rate that we will be charged for the assessment period. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments, which could have a significant adverse impact on our financial condition and results of operations.

The Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act instituted, for all insured depository institutions, unlimited deposit insurance on noninterest-bearing transaction accounts for the period from December 31, 2010 through December 31, 2012 for all depositors, including consumers, businesses and government entities. This unlimited insurance coverage, which expired on December 31, 2012, was separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution up to the permissible limit of $250,000.

Community Reinvestment Act. The CRA requires, in connection with examinations of financial institutions, that federal banking regulators (in the Bank’s case, the Federal Reserve Board) evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various CRA-related agreements.

During the fourth quarter of 2011, the Bank received a “satisfactory” CRA rating in connection with its most-recent CRA Performance Evaluation. A CRA rating of less than “satisfactory” adversely affects a bank’s ability to establish new branches and impairs a bank’s ability to commence new activities that are “financial in nature” or acquire companies engaged in these activities. See “Risk factors—We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.”

Privacy. Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The Bank and all of its subsidiaries have established policies and procedures to comply with the privacy provisions of the Gramm-Leach-Bliley Act.

Federal Laws Applicable to Credit Transactions. The loan operations of the Bank are also subject to federal laws applicable to credit transactions, such as the:

•                                          Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                                          Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                                          Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                                          Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies and preventing identity theft;

•                                          Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

•                                          Service Members Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;

•                                          The Dodd-Frank Act, which establishes the CFPB, an independent entity within the Federal Reserve, dedicated to promulgating and enforcing consumer protection laws applicable to all entities offering consumer financial services or products; and

•                                          The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Deposit Operations. The deposit operations of the Bank are subject to:

•                                          Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                                          Truth in Savings Act, which requires the Bank to disclose the terms and conditions on which interest is paid and fees are assessed in connection with deposit accounts; and

•                                          Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board and the CFPB to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services. The Dodd-Frank Act amends the Electronic Funds Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Capital Requirements. The Federal Reserve Board and the Texas Department of Banking monitor the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The agencies consider the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of individual banks and the banking system.

Under the regulatory capital guidelines, the Bank must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 4.0%, and a Tier 1 capital to average total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered “adequately capitalized.” See the discussion herein under “The FDIC Improvement Act.” At December 31, 2012, the Bank’s ratio of total risk-based capital to risk-weighted assets was 11.93%, the Bank’s ratio of Tier 1 capital to risk-weighted assets was 11.83% and the Bank’s ratio of Tier 1 capital to average total assets was 8.84%. The Tier 1 Capital (to average assets) ratio was calculated using the average assets for the month of December 2012.

BASEL III.  In December 2010 and January 2011, the Basel Committee on Banking Supervision (“BCBS”) published the final texts of reforms on capital and liquidity generally referred to as “Basel III”. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by the U.S. banking regulators in developing new regulations applicable to other banks in the United States. For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•                                          a minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, after a phase-in period;

•                                          a minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% after a phase-in period;

•                                          a minimum ratio of total capital to risk-weighted assets of 8.0%, plus the additional 2.5% capital conservation buffer, reaching 10.5% after a phase-in period;

•                                          a minimum Tier 1 leverage ratio of 4.0%;

•                                          an additional countercyclical capital buffer to be imposed by applicable banking regulators periodically at their discretion, with advance notice;

•                                          restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•                                          deduction from common equity of deferred tax assets that depend on future profitability to be realized;

•                                          increased capital requirements for counterparty credit risk relating to over-the-counter derivatives, repos and securities financing activities;

•                                          for capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required;

•                                          increased capital requirements for holding 1 to 4 family residential mortgages; and

•                                          increased capital requirements for the representations and warranties associated with originating and selling 1 to 4 family residential mortgages.

The Basel III provisions on liquidity include complex criteria establishing: (i) a method to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario; and (ii) a method to promote more medium and long-term funding of assets and activities, using a one-year horizon.

Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks. On June 7, 2012, the Federal Reserve Board released notices of proposed rulemaking to implement the capital reforms of Basel III and to implement certain aspects of the “standardized approach” in the BCBS’s final text on risk-based capital generally referred to as “Basel II”. Although the Basel III notice of proposed rulemaking did not specify an effective date or implementation schedule, it was originally contemplated that implementation would coincide with the Basel III implementation schedule, which commenced on January 1, 2013. However, in light of the volume of comments received and the wide range of issues expressed during the comment period, the Federal Reserve issued a press release on November 9, 2012 clarifying that it did not expect that any of the proposed rules would become effective on January 1, 2013 and will take operational and other considerations into account when determining appropriate implementation dates and associated transition periods. On January 6, 2013, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, met and unanimously endorsed a 4 year delay in the Basel Committee’s rules establishing a liquidity coverage ratio (“LCR”).  Under the revised liquidity requirements, banks would be required to meet 60 percent of the LCR obligations by 2015, and the full rule would be phased in annually through 2019. At this time, it is unclear how these provisions will be implemented in the United States and what impact these delays in the effective dates will have on the capital proposals. We continue to monitor all developments related to Basel III.

FIRREA. The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, includes various provisions that affect or may affect the Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the DIF against losses it incurs with respect to such company’s affiliated banks, which in effect makes a bank holding company’s equity investments in healthy bank subsidiaries available to the FDIC to assist such company’s failing or failed bank subsidiaries.

In addition, pursuant to FIRREA, any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to its board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30 day period, the applicable federal banking regulatory agency may disapprove of the addition of or employment of such director or officer. The Bank is not subject to any such requirements. FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution affiliated parties” primarily including: (i) management, employees and agents of a financial institution; (ii) independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse effect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

The FDIC Improvement Act. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.

FDICIA requires every bank with total assets in excess of $500 million to have an annual independent audit made of the bank’s financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with generally accepted accounting principles (“GAAP”) and comply with such other disclosure requirements as prescribed by the FDIC.

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC:

•                                          a bank is deemed to be “well capitalized” if it has a total Risk-Based Capital Ratio of 10.0% or more, a Tier 1 Capital Ratio of 6.0% or more, a Leverage Ratio of 5.0% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level;

•                                          a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.0% or more, a Tier 1 Capital Ratio of 4.0% or more and a Leverage Ratio of 4.0% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.0% or more);

•                                          a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0% or a Leverage Ratio of less than 4.0%;

•                                          a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0% and a Leverage Ratio of less than 3.0%; and

•                                          a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.0%.

In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines, the Bank was classified as “well capitalized” at December 31, 2012.

In addition, if a bank is classified as “undercapitalized,” the bank is required to submit a capital restoration plan to the federal banking regulators. Pursuant to FDICIA, an “undercapitalized” bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the federal banking regulators of a capital restoration plan for the bank.

Furthermore, if a bank is classified as “undercapitalized,” the federal banking regulators may take certain actions to correct the capital position of the bank; if a bank is classified as “significantly undercapitalized” or “critically undercapitalized,” the federal banking regulators would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring: sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as “critically undercapitalized,” FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the federal banking regulators determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by such bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank at least once every 12 months. An exception to this rule is made, however, that provides that banks (i) with assets of less than $100 million, (ii) that are categorized as “well capitalized,” (iii) that were found to be well managed and composite rating was outstanding and (iv) have not been subject to a change in control during the last 12 months, need only be examined once every 18 months.

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. At December 31, 2012, the Bank was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits. Brokered deposits are the subject of a study under the Dodd-Frank Act.

Federal limitations on activities and investments. The equity investments and activities, as a principle of FDIC-insured state-chartered banks, are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.

Check Clearing for the 21st Century Act. The Check Clearing for the 21st Century Act, also known as Check 21, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.

Federal Home Loan Bank System. The Federal Home Loan Bank, or FHLB, system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. The reserves are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. The FHLBs make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

As a system member, according to currently existing policies and procedures, the Bank is entitled to borrow from the FHLB of its respective region and is required to own a certain amount of capital stock in the FHLB. The Bank is in compliance with the stock ownership rules with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to the Bank are secured by a portion of the respective mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by the Bank.

Anti-terrorism and Money Laundering Legislation. The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures intended to comply with the foregoing rules.

PrimeLending

PrimeLending and the Bank are subject to the rules and regulations of the CFPB, FHA, VA, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Secure and Fair Enforcement of Mortgage Licensing Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to borrowers concerning credit terms and settlement costs. PrimeLending and the Bank are also subject to regulation by the Texas Department of Banking with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products. PrimeLending and the Bank are also subject to the provisions of the Dodd-Frank Act. Among other things, the Dodd-Frank Act established the CFPB and provides mortgage reform provisions regarding a customer’s ability to repay, restrictions on variable-rate lending, loan officers’ compensation, risk retention, and new disclosure requirements. The Dodd-Frank Act also clarifies that applicable state laws, rules and regulations related to the origination, processing, selling and servicing of mortgage loans continue to apply to PrimeLending. The additional regulatory requirements affecting our mortgage origination operations will result in increased compliance costs and may impact revenue.

On August 16, 2010, the Federal Reserve Board published a final rule on loan banker compensation, pursuant to the Dodd-Frank Act, which prohibits certain compensation payments to loan bankers and the practice of steering consumers to loans not in their interest when it will result in greater compensation for a loan banker. This final rule became effective on April 1, 2011, however, the Federal Reserve Board noted in the final rule that the CFPB may clarify the rule in the future pursuant to the CFPB’s authority granted under the Dodd-Frank Act.  In addition, the Dodd-Frank Act directed the Federal Reserve Board to promulgate regulations requiring lenders and securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards spelled out in the Dodd-Frank Act and its implementing regulations. The risk retention requirement has not become effective to date but is expected to be 5%, subject to increase or decrease by regulation. Final regulations have not yet been issued.

On March 2, 2011, the Federal Reserve Board published a final rule implementing a provision in the Dodd-Frank Act that provides a separate, higher rate threshold for determining when the escrow requirements apply to higher-priced mortgage loans that exceed the maximum principal obligation eligible for purchase by Freddie Mac.

In January 2013, the CFPB published a series of very detailed and complex final rules that will impact mortgage origination and servicing once they become effective, generally in January 2014 unless noted below. Had these final rules not been published, many of the statutory requirements in Title XIV of the Dodd-Frank Act would have become effective on January 21, 2013 without any implementing regulations.

The final rules concerning mortgage origination and servicing address the following topics:

Ability to Repay.  This final rule implements the Dodd-Frank Act provisions requiring that for residential mortgages, creditors must make a reasonable and good faith determination based on verified and documented information that the consumer has a reasonable ability to repay the loan according to its terms. The final rule also establishes a presumption of compliance with the ability to repay determination for a certain category of mortgages called “qualified mortgages” meeting a series of detailed requirements. The final rule also provides a rebuttable presumption for higher-priced mortgage loans.

High-Cost Mortgage.  This final rule strengthens consumer protections for high-cost mortgages (generally bans balloon payments and prepayment penalties, subject to exceptions and bans or limits certain fees and practices) and requires consumers to receive information about homeownership counseling prior to taking out a high-cost mortgage.

Appraisals for High-Risk Mortgages.  The final rule permits a creditor to extend a higher-priced (subprime) mortgage loan (“HPML) only if the following conditions are met (subject to exceptions):  (i) the creditor obtains a written appraisal; (ii) the appraisal is performed by a certified or licensed appraiser; and (iii) the appraiser conducts a physical property visit of the interior of the property. The rule also requires that during the application process, the applicant receives a notice regarding the appraisal process and their right to receive a free copy of the appraisal.

Copies of Appraisals.  This final rule amends Regulation B that implements the Equal Credit Opportunity Act. It requires a creditor to provide a free copy of appraisal or valuation reports prepared in connection with any closed-end loan secured by a first lien on a dwelling. The final rule requires notice to applicants of the right to receive copies of any appraisal or valuation reports and creditors must send copies of the reports whether or not the loan transaction is consummated.  Creditors must provide the copies of the appraisal or evaluation reports for free, however, the creditors may charge reasonable fees for the cost of the appraisal or valuation unless applicable law provides otherwise.

Escrow Requirements.  This final rule implements Dodd-Frank Act changes that generally extend the required duration of an escrow account on certain higher-priced mortgage loans from a minimum of one year to a minimum of five years, subject to certain exemptions for loans made by certain creditors that operate predominantly in rural or underserved areas, as long as certain other criteria are met. This final rule is effective on June 1, 2013.

Servicing.  Two final rules were published to implement laws to protect consumers from detrimental actions by mortgage servicers and to provide consumers with better tools and information when dealing with mortgage servicers. One final rule amends Regulation Z, which implements the Truth in Lending Act, and a second final rule amends Regulation X, which implements the Real Estate Settlement Procedures Act. The rules cover nine major topics implementing the Dodd-Frank Act provisions related to mortgage servicing. The final rules include a number of exemptions and other adjustments for small servicers, defined as servicers that service 5,000 or fewer mortgage loans and service only mortgage loans that they or an affiliate originated or own.

Mortgage Loan Originator Compensation.  This final rule implements Dodd-Frank Act requirements, as well as revises and clarifies existing regulations and commentary on loan originator compensation. The rule also prohibits, among other things: (i) certain arbitration agreements; (ii) financing certain credit insurance in connection with a mortgage loan; (iii) compensation based on a term of a transaction or a proxy for a term of a transaction; and (iv) dual compensation from a consumer and another person in connection with the transaction. The final rule also imposes a duty on individual loan officers, mortgage brokers and creditors to be “qualified” and, when applicable, registered or licensed to the extent required under applicable State and Federal law.

Additional rules and regulations are expected including risk retention rules which would require lenders and securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards spelled out in the Dodd-Frank Act and its implementing regulations. The risk retention requirement has not become effective to date but is expected to be 5%, subject to increase or decrease by regulation. Any additional regulatory requirements affecting PrimeLending mortgage origination operations will result in increased compliance costs and may impact revenue.

NLASCO

NLASCO’s insurance subsidiaries, NLIC and ASIC, are subject to regulation and supervision in each state where they are licensed to do business. This regulation and supervision is vested in state agencies having broad administrative power over the various aspects of the business of NLIC and ASIC.

State insurance holding company regulation.  NLASCO controls two operating insurance companies, NLIC and ASIC, and is subject to the insurance holding company laws of Texas, the state in which those insurance companies are domiciled. These laws generally require NLASCO to register with the Texas Department of Insurance and periodically to furnish financial and other information about the operations of companies within its holding company structure. Generally under these laws, all transactions between an insurer and an affiliated company in its holding company structure, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if satisfying a specified threshold amount or of a specified category, require prior notice and approval or non-objection by the Texas Department of Insurance.

National Association of Insurance Commissioners.  The National Association of Insurance Commissioners, or NAIC, is a group consisting of state insurance commissioners that discuss issues and formulate policy with respect to regulation, reporting and accounting for insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Certain Model Insurance Laws, Regulations and Guidelines, or Model Laws, have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC.

The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The Texas Department of Insurance has generally adopted these codified statutory accounting practices.

Texas also has adopted laws substantially similar to the NAIC’s risk based capital, or RBC laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the Texas Department of Insurance to identify potential inadequately capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2012, NLIC and ASIC capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In their 2012 statutory financial statements, both NLIC and ASIC complied with the NAIC’s RBC reporting requirements.

The NAIC’s Insurance Regulatory Information System, or IRIS, was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies. IRIS identifies twelve industry ratios and specifies a range of “usual values” for each ratio. Departure from the usual values on four or more of these ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer’s business. For 2012, all ratios for both NLIC and ASIC were within the usual values, with two exceptions. Both companies fell below the indicated minimum investment yield range of 3%, with NLIC at 2.8% and ASIC at 1.9%, due to the concentration in cash at each company. We expect improvement in the yields at both companies as appropriate investment opportunities are identified. Additionally, NLIC’s two-year operating ratio was calculated at 101%, which is above the threshold of 100%, primarily due to the weather events experienced over the past two year period.

The NAIC adopted an amendment to its “Model Audit Rule” in response to the passage of the Sarbanes-Oxley Act of 2002, or SOX. The amendment is effective for financial statements for accounting periods after January 1, 2010. This amendment addresses auditor independence, corporate governance and, most notably, the application of certain provisions of Section 404 of SOX regarding internal control reporting. The rules relating to internal controls apply to insurers with gross direct and assumed written premiums of $500 million or more, measured at the legal entity level (rather than at the insurance holding company level), and to insurers that the domiciliary commissioner selects from among those identified as in hazardous condition, but exempts SOX compliant entities. Neither NLIC nor ASIC currently has direct and assumed written premiums of at least $500 million, but it is conceivable that this may change in the future;  however, NLASCO must be SOX compliant because it is wholly owned by HTH, a public company subject to SOX.

Legislative changes.  From time to time, various regulatory and legislative changes have been, or are, proposed that would adversely affect the insurance industry. Among the proposals that have been, or are being, considered are the possible introduction of Federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various Model Laws adopted by the NAIC.  NLASCO is unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on its financial condition or results of operations.

In November 2002, in response to the tightening supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA was modified and extended by the Terrorism Risk Insurance Extension Act of 2005 and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007. These Acts created a Federal Program designed to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This Program helped the commercial property and casualty insurance industry cover claims related to terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, NLASCO is prohibited from adding certain terrorism exclusions to the policies written by its insurance company subsidiaries. The 2005 Act extended the Program through 2007, but eliminated commercial auto, farm-owners and certain other commercial coverages from its scope. The Reauthorization Act further extended the Program through December 31, 2014 and fixed the reimbursement percentage at 85% and the deductible at 20%. Although NLASCO is protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations. NLASCO’s deductible under the Program was $1.6 million for 2012 and is estimated to be $1.7 million in 2013. Potential future changes to the TRIA could also adversely affect NLASCO by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. NLASCO had no terrorism-related losses in 2012.

State insurance regulations.  State insurance authorities have broad powers to regulate U.S. insurance companies. The primary purposes of these powers are to promote insurer solvency and to protect individual policyholders. The extent of regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative power to state insurance departments. These powers relate to, among other things, licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing actuarial requirements and solvency standards, regulating investments and dividends, and regulating policy forms, related materials and premium rates. State insurance laws and regulations require insurance companies to file financial statements prepared in accordance with accounting principles prescribed by insurance departments in states in which they conduct insurance business, and their operations are subject to examination by those departments.

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

Periodic financial and market conduct examinations.  The insurance departments in every state in which NLASCO’s insurance companies do business may conduct on-site visits and examinations of its insurance companies at any time to review the insurance companies’ financial condition, market conduct and relationships and transactions with affiliates. In addition, the Texas Department of Insurance will conduct comprehensive examinations of insurance companies domiciled in Texas every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other licensing states under guidelines promulgated by the NAIC.

The Texas Department of Insurance completed their last examinations of NLIC and ASIC through December 31, 2010 in an examination report dated May 12, 2012. This examination report contained no information of any significant compliance issues and there is no indication of any significant changes to our financial statements as a result of the examination by the domiciliary state.

State dividend limitations.  The Texas Department of Insurance must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year. The greater number is known as the insurer’s extraordinary dividend limit. At December 31, 2012, the extraordinary dividend limit for NLIC and ASIC is $9.5 million and $2.6 million, respectively. In addition, NLASCO’s insurance companies may only pay dividends out of their earned surplus.

Statutory accounting principles.  Statutory accounting principles, or SAP, are a comprehensive basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP rules are different from GAAP, and are intended to reflect a more conservative view of the insurer. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, SAP focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with insurance laws and regulatory provisions applicable in each insurer’s domiciliary state.

While GAAP is concerned with a company’s solvency, it also stresses other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenues and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP. SAP, as established by the NAIC and adopted by Texas regulators, determines the statutory surplus and statutory net income of the NLASCO insurance companies and, thus, determines the amount they have available to pay dividends.

Guaranty associations.  In Texas, and in all of the jurisdictions in which NLIC and ASIC are, or in the future may be, licensed to transact business, there is a requirement that property and casualty insurers doing business within the jurisdiction must participate in guaranty associations, which are organized to pay limited covered benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer was engaged. States generally permit member insurers to recover assessments paid through full or partial premium tax offsets.

NLASCO did not incur any levies in 2012, 2011 or 2010. Property and casualty insurance company insolvencies or failures may, however, result in additional guaranty fund assessments at some future date. At this time NLASCO is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations. NLASCO has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

National Flood Insurance Program.  NLASCO voluntarily participates as a Write Your Own carrier in the National Flood Insurance Program, or NFIP. The NFIP is administered and regulated by the Federal Emergency Management Agency (FEMA). NLASCO operates as a fiscal agent of the Federal government in the selling and administering of the Standard Flood Insurance Policy. This involves writing the policy, the collection of premiums and the paying of covered claims. All pricing is set by FEMA and all collections are made by the Company.

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

Participation in involuntary risk plans.  NLASCO’s insurance companies are required to participate in residual market or involuntary risk plans in various states where they are licensed that provide insurance to individuals or entities that otherwise would be unable to purchase coverage from private insurers. If these plans experience losses in excess of their capitalization, they may assess participating insurers for proportionate shares of their financial deficit. These plans include the Georgia Underwriting Association, Texas FAIR Plan Association, Texas Windstorm Insurance Agency, or TWIA, the Louisiana Citizens Property Insurance Corporation, the Mississippi Residential Property Insurance Underwriting Association and the Mississippi Windstorm Underwriting Association.  For example in 2005, following Hurricanes Katrina and Rita, the above plans levied collective assessments totaling $10.4 million on NLASCO’s insurance subsidiaries. Additional assessments, including emergency assessments, may follow. In some of these instances, NLASCO’s insurance companies should be able to recover these assessments through policyholder surcharges, higher rates or reinsurance. The ultimate impact hurricanes have on the Texas and Louisiana facilities is currently uncertain and future assessments can occur whenever the involuntary facilities experience financial deficits.

Other.  Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, as well as subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission.

Changes in any of the laws governing our conduct could have an adverse impact on our ability to conduct our business or could materially affect our financial position, operating income, expense or cash flow.

First Southwest

FSC is a broker-dealer registered with the SEC, FINRA, all 50 U.S. states, the District of Columbia and Puerto Rico. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board and national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing its members and the industry. Broker-dealers are also subject to the laws and rules of the states in which a broker-dealer conducts business. FSC is a member of, and is primarily subject to regulation, supervision and regular examination by, FINRA.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales and trade practices, capital structure, record keeping and the conduct of registered persons, directors, officers and employees. Broker-dealers are also subject to the privacy and anti-money laundering laws and regulations discussed previously. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, the self-regulatory organizations and states may conduct administrative and enforcement proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its registered persons, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.

Limitation on Businesses. The businesses that FSC may conduct are limited by its agreements with, and its oversight by, FINRA and by federal and state law. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources. In addition, FSC is an operating subsidiary of the Bank, which means its activities are further limited by those that are permissible for the Bank. As a result, FSC may be prevented from entering new businesses that may be profitable in a timely manner, if at all.

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2012, FSC was in compliance with applicable net capital requirements.

The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the SEC or applicable regulatory authorities, and suspension or expulsion by these regulators could ultimately lead to the broker-dealer’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to and approval from the SEC and FINRA for certain capital withdrawals.

Securities Investor Protection Corporation. FSC is required by federal law to belong to the SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for clients up to $500,000, of which a maximum of $250,000 may be in cash.

Changing Regulatory Environment. The regulatory environment in which FSC operates is subject to frequent change. Its business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC or other U.S. and state governmental regulatory authorities, or FINRA. FSC’s business, financial condition and operating results also may be adversely affected by changes in the interpretation and enforcement of existing laws and rules by these governmental and regulatory authorities. In the current era of heightened regulation of financial institutions, FSC can expect to incur increasing compliance costs, along with the industry as a whole.

Item 1A. Risk Factors.

Risks Related to our Business

We may fail to realize all of the anticipated benefits of our recent Merger with PlainsCapital.

On November 30, 2012, we acquired PlainsCapital pursuant to the Merger. The success of the Merger will depend, in part, on our ability to successfully combine PlainsCapital Corporation’s business with our own. We expect to incur substantial expenses in connection with the integration of the business, operations, networks, systems, technologies, policies and procedures of the two previously independent companies. Achieving the anticipated cost savings and financial benefits of the Merger will depend in part on whether we integrate PlainsCapital Corporation’s businesses in an efficient and effective manner. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees. In addition, the integration of certain operations will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business.  Any inability to realize the full extent, or any, of the anticipated cost savings and financial benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which could affect our financial condition and cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the Merger and contribute to a decrease in the price of our common stock.

An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.

At December 31, 2012, approximately 29% of the loan portfolio of our banking segment was comprised of loans with real estate as the primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values generally and in Texas specifically could impair the value of our collateral and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our profitability and financial condition may be adversely affected by a decrease in real estate market values.

If our allowance for loan losses is insufficient to cover actual loan losses, our banking segment earnings will be adversely affected.

As a lender, we are exposed to the risk that we could sustain losses because our borrowers may not repay their loans in accordance with the terms of their loans. We have historically accounted for this risk by maintaining an allowance for loan losses in an amount intended to cover Bank management’s estimate of losses inherent in the loan portfolio. As a result of the Merger, we were required under GAAP to estimate the fair value of the loan portfolio after the consummation of the Merger and write-down the recorded value of the portfolio to that estimate. For most loans, this process was accomplished by computing the net present value of estimated cash flows to be received from borrowers of these loans. PlainsCapital’s allowance for loan losses that had been maintained prior to the Merger was eliminated in this accounting process. A new allowance for loan losses has been established for loans made subsequent to consummation of the Merger and for any subsequent decrease in the estimate of cash flows to be received from the loans held at the time of the Merger.

The estimate of fair value as of the consummation of the Merger was based on economic conditions at such time and on Bank management’s projections concerning both future economic conditions and the ability of the Bank’s borrowers to continue to repay their loans. If management’s assumptions and projections prove to be incorrect, however, the estimate of fair value may be higher than the actual fair value and we may suffer losses in excess of those estimated. Further, the allowance for loan losses established for new loans or for revised estimates may prove to be inadequate to cover actual losses, especially if economic conditions worsen.

While management will endeavor to estimate the allowance to cover anticipated losses, no underwriting and credit monitoring policies and procedures that we could adopt to address credit risk could provide complete assurance that we will not incur unexpected losses. These losses could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, federal regulators periodically evaluate the adequacy of the allowance for loan losses and may require us to increase its provision for loan losses or recognize further loan charge-offs based on judgments different from those of our Bank management.

Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.

We conduct our banking operations primarily in Texas. Substantially all of the real estate loans in our loan portfolio are secured by properties located in Texas, with more than 82% secured by properties located in the Dallas/Fort Worth and Austin/San Antonio markets at December 31, 2012. Adverse economic conditions in Texas may result in a reduction in the value of the collateral securing these loans.  Likewise, substantially all of the real estate loans in our loan portfolio are made to borrowers who live and conduct business in Texas. In addition, mortgage origination fee income is dependent to a significant degree on economic conditions in Texas and California. During 2012, approximately 21% and 17% by dollar volume of our mortgage loans originated were collateralized by properties located in Texas and California, respectively. Texas insureds accounted for approximately 70% and 73% of our insurance segment’s gross premiums written in 2012 and 2011, respectively. Any regional or local economic downturn that affects Texas or, to a lesser extent, California, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated.

Our geographic concentration may also exacerbate the adverse effects on our insurance segment of inherently unpredictable catastrophic events.

Our insurance segment expects to have large aggregate exposures to inherently unpredictable natural and man-made disasters of great severity, such as hurricanes, hail, tornados, windstorms, wildfires and acts of terrorism. Hurricanes Ike, Katrina and Rita highlighted the challenges inherent in predicting the impact of catastrophic events. The catastrophe models utilized by our insurance segment to assess its probable maximum insurance losses generally failed to adequately project the financial impact of these hurricanes. Although our insurance segment may attempt to exclude certain losses, such as terrorism and other similar risks, from some coverage that our insurance segment writes, it may be prohibited from, or may not be successful in, doing so. The occurrence of losses from catastrophic events may have a material adverse effect on our insurance segment’s ability to write new business and on its financial condition and results of operations. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and our insurance segment expects that these factors will increase the severity of losses in the future. Factors that may influence our insurance segment’s exposure to losses from these types of events, in addition to the routine adjustment of losses, include, among others:

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

Our insurance segment writes insurance primarily in the states of Texas, Arizona, Tennessee, Oklahoma, Georgia and Louisiana. In 2012, Texas accounted for 69.5%, Arizona accounted for 8.2%, Oklahoma accounted for 9.0%, Tennessee accounted for 6.2%, Georgia accounted for 3.2%, and Louisiana accounted for 1.8% of our premiums. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting these regions or significant portions of these regions could adversely affect our insurance segment’s financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although our insurance segment purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $170.0 million, our insurance segment’s losses would exceed the limits of its reinsurance coverage.

Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may impact our net interest income in our banking segment as well as the valuation of our assets and liabilities in each of our segments. Earnings in our banking segment are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our banking segment’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be adversely affected.

An increase in the general level of interest rates may also, among other things, adversely affect the demand for loans and our ability to originate loans. In particular, if mortgage interest rates increase, the demand for residential mortgage loans and the refinancing of residential mortgage loans will likely decrease, which will have an adverse effect on our income generated from mortgage origination activities. Conversely, a decrease in the general level of interest rates, among other things, may lead to prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.

Our insurance segment invested over 91% of its invested assets in fixed maturity assets such as bonds and mortgage-backed securities during the year ended December 31, 2012. Because bond trading prices decrease as interest rates rise, a significant increase in interest rates could have a material adverse effect on our insurance segment’s financial condition and results of operations. On the other hand, decreases in interest rates could have an adverse effect on our insurance segment’s investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less. Additionally, mortgage-backed securities typically are prepaid more quickly when interest rates fall and the holder must reinvest the proceeds at lower interest rates. In periods of increasing interest rates, mortgage-backed securities typically are prepaid more slowly, which may require our insurance segment to receive interest payments that are below the then prevailing interest rates for longer time periods than expected.

Market interest rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder and instability in domestic and foreign financial markets. We may not be able to accurately predict the likelihood, nature and magnitude of such changes or how and to what extent such changes may affect our business. We also may not be able to adequately prepare for, or compensate for, the consequences of such changes. Any failure to predict and prepare for changes in interest rates, or adjust for the consequences of these changes, may adversely affect our earnings and capital levels and overall results of operations.

The investment performance of our insurance segment has suffered, and may further suffer, as a result of adverse capital market developments and other factors, which affect its financial results.

Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At December 31, 2012, our insurance segment’s invested assets consisted of $134.1 million in fixed maturity securities and $12.6 million in equity securities. During the year ended December 31, 2012, our insurance segment realized $6.3 million of net investment income, representing 3.9% of our insurance segment’s total revenues. Although our insurance segment’s investment policies stress diversification of risks, conservation of principal and liquidity, its investments are subject to a variety of investment risks, including those relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. In particular, the volatility of our insurance segment’s claims may force it to liquidate securities, which may cause it to incur capital losses. If our insurance segment’s investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities. In addition, if we experience market disruption and volatility, such as that experienced in 2009 and 2010, we may experience additional losses on our investments and reductions in our earnings. Investment losses could significantly decrease the asset base and statutory surplus of our insurance segment, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating.

Our banking segment is subject to funding risks associated with its high deposit concentration and reliance on brokered deposits.

At December 31, 2012, our fifteen largest depositors, excluding First Southwest, our indirect wholly owned subsidiary, accounted for 19.2% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for 11.2% of our total deposits. Brokered deposits at December 31, 2012 accounted for 10.3% of our total deposits. The loss of one or more of our largest Bank customers, a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, or the loss of a significant amount of our brokered deposits could adversely affect our liquidity. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, or purchase federal funds or borrow funds on a short-term basis at higher rates, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

We are heavily dependent on dividends from our subsidiaries.

We are a financial holding company engaged in the business of managing, controlling and operating our subsidiaries, including NLASCO and its two insurance company subsidiaries, NLIC and ASIC, as well as the Bank and the Bank’s subsidiaries, PrimeLending and First Southwest. We conduct no material business or other activity other than activities incidental to holding stock in NLASCO and the Bank. As a result, we rely substantially on the profitability of, and dividends from, these subsidiaries to pay our operating expenses, to satisfy our obligations and to pay dividends on our preferred stock. As with most financial institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates and in economic conditions in general. PrimeLending and First Southwest contribute to the Bank’s profitability and, in turn, on its ability to pay dividends to us. If the Bank, however, is unable to make cash distributions to us, then we may also be unable to obtain funds from PrimeLending and First Southwest, and we may be unable to satisfy our obligations or make distributions on our preferred stock.

Likewise, our insurance segment also operates as a holding company. Dividends and other permitted payments from its operating subsidiaries are expected to be its primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to us. NLIC and ASIC are subject to significant regulatory restrictions and limitations under debt agreements limiting their ability to declare and pay dividends, including the indenture governing NLASCO’s LIBOR plus 3.40% notes due 2035 and the surplus indentures governing NLIC’s two LIBOR plus 4.10% and 4.05% notes due 2033 and ASIC’s LIBOR plus 4.05% notes due 2034. Together these restrictions could, in turn, limit NLASCO’s ability to pay dividends.

We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.

We are subject to extensive federal and state regulation and supervision, including that of the Federal Reserve Board, the Texas Department of Banking, the Texas Department of Insurance, the FDIC, the CFPB, the SEC and FINRA. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. Insurance regulations promulgated by state insurance departments are primarily intended to protect policyholders rather than stockholders. Likewise, regulations promulgated by FINRA are primarily intended to protect customers of broker-dealer businesses rather than stockholders.

These regulations affect our lending practices, capital structure, capital requirements, investment practices, dividend policy and growth, among other things. Failure to comply with laws, regulations or policies could result in damages, civil money penalties or reputational damage, as well as sanctions and supervisory actions by regulatory agencies that could subject us to significant restrictions on our business and our ability to expand through acquisitions or branching. While we have implemented policies and procedures designed to prevent any such violations of laws and regulations, such violations may occur from time to time, which could have a material adverse effect on our financial condition and results of operations.

The U.S. Congress and federal regulatory agencies frequently revise banking and securities laws, regulations and policies. On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly alters the regulation of financial institutions and the financial services industry. The Dodd-Frank Act establishes the CFPB and requires the CFPB and other federal agencies to implement many provisions of the Dodd-Frank Act. We expect that several aspects of the Dodd-Frank Act may affect our business, including, without limitation, increased capital requirements, increased mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds, executive compensation restrictions and disclosure and reporting requirements. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will affect our business. Compliance with these new laws and regulations likely will result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity.

During the fourth quarter of 2011, the Bank received a “satisfactory” CRA rating in connection with its most-recent CRA Performance Evaluation. A CRA rating of less than “satisfactory” adversely affects a bank’s ability to establish new branches and impairs a bank’s ability to commence new activities that are “financial in nature” or acquire companies engaged in these activities. Other regulatory exam ratings or findings also may otherwise impact our ability to branch, commence new activities or make acquisitions.

We cannot predict whether or in what form any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. Such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things.

We may be unable to increase or maintain our level of qualified small business lending from our banking segment, which could subject us to higher dividend rates on our outstanding preferred stock.

We sold $114.1 million of our Series B Preferred Stock to the Secretary of the United States Treasury Department (“Treasury”) pursuant to the SBLF. The SBLF encourages participant banks to increase their lending to small businesses by offering banks reduced dividend rates on the senior preferred shares they issued to the Secretary of the Treasury if they meet certain thresholds of increased small business lending. We could become subject to higher dividend rates and penalties in the future depending upon our future level of qualified lending to small businesses relative to our defined “baseline” level. Until December 31, 2013, the dividend rate we pay on any outstanding shares of Series B Preferred Stock will fluctuate on a quarterly basis between one percent (1%) and five percent (5%) per annum, based upon changes in the level of qualified small business lending by the Bank measured against the Baseline. From January 1, 2014 through March 26, 2016, if we have not sufficiently increased our small business lending we may become subject to a dividend rate as high as seven percent (7%) per annum, and may be required to pay a dividend rate penalty of 0.5% per quarter. Beginning March 27, 2016, the dividend rate on any outstanding shares of Series B Preferred Stock will be fixed at nine percent (9%) per annum. The future demands for additional lending are unclear and uncertain, and our ability to make qualifying small business loans depends on a number of factors, many of which may be outside of our control. These factors include, among other things, general economic conditions, demand for loans, the effectiveness of our marketing efforts, the ability of borrowers to meet our lending standards, competition from other lenders, the lending policies of our competitors and regulatory restrictions. If we fail to maintain or increase our level of qualified small business lending from our Baseline, the resulting increase in the dividend rate on the Series B Preferred Stock could increase our cost of capital and adversely affect our results of operations and financial condition.

Our mortgage origination segment is subject to investment risk on loans that it originates.

We intend to sell, and not hold for investment, substantially all residential mortgage loans that we originate through PrimeLending. At times, however, we may originate a loan or execute an interest rate lock commitment (“IRLC”) with a customer pursuant to which we agree to originate a mortgage loan on a future date at an agreed-upon interest rate without having identified a purchaser for such loan or the loan underlying such IRLC. An identified purchaser may also decline to purchase a loan for a variety of reasons. In these instances, we will bear interest rate risk on an IRLC until, and unless, we are able to find a buyer for the loan underlying such IRLC and the risk of investment on a loan until, and unless, we are able to find a buyer for such loan. In addition, if a customer defaults on a mortgage payment shortly after the loan is originated, the purchaser of the loan may have a put right, whereby the purchaser can require us to repurchase the loan at the full amount that it paid. During periods of market downturn, we have at times chosen to hold mortgage loans when the identified purchasers have declined to purchase such loans because we could not obtain an acceptable substitute bid price for such loan. The failure of mortgage loans that we hold on our books to perform adequately could have a material adverse effect on our financial condition, liquidity and results of operations.

Our financial advisory business is subject to various risks associated with the securities industry, particularly those impacting the public finance industry.

Our financial advisory business is subject to uncertainties that are common in the securities industry. These uncertainties include:

•                  intense competition in the public finance and other sectors of the securities industry;

•                  the volatility of domestic and international financial, bond and stock markets;

•                  extensive governmental regulation;

•                  litigation; and

•                  substantial fluctuations in the volume and price level of securities.

As a result, the revenues and operating results of our financial advisory segment may vary significantly from quarter to quarter and from year to year. Unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide financial advisory, underwriting and other services. Disruptions in fixed income and equity markets could lead to a decline in the volume of transactions executed for customers and therefore, to declines in revenues from commissions and clearing services. First Southwest is much smaller and has much less capital than many competitors in the securities industry. In addition, First Southwest is an operating subsidiary of the Bank, which means that its activities are limited to those that are permissible for the Bank.

We ultimately may write-off goodwill and other intangible assets resulting from our acquisitions of NLASCO and PlainsCapital.

As a result of purchase accounting for our acquisitions of NLASCO and PlainsCapital, our consolidated balance sheet at December 31, 2012, contained goodwill and other intangible assets aggregating $331.5 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, the value of these intangible assets may not be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

The accuracy of our financial statements and related disclosures could be affected if we are exposed to actual conditions different from the judgments, assumptions or estimates used in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in this Annual Report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

We are dependent on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business and financial results.

Our success is dependent, to a large degree, upon the continued service and skills of our existing management team and other key employees with long-term customer relationships. Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective segments. The loss of one or more of these key personnel could have an adverse impact on our business because of their skills, knowledge of the market, years of industry experience and the difficulty of finding qualified replacement personnel. In addition, we currently do not have non-competition agreements with certain members of management and other key employees. If any of these personnel were to leave and compete with us, our business, financial condition, results of operations and growth could suffer.

A decline in the market for advisory services could adversely affect our business and results of operations.

Our financial advisory segment has historically earned a significant portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. Financial advisory revenues from the public finance group of First Southwest represented the largest component of our financial advisory segment’s net revenues for the year ended December 31, 2012. Unlike other investment banks, First Southwest earns most of its revenues from its advisory fees and, to a lesser extent, from other business activities such as commissions and underwriting. New issuances in the municipal market by cities, counties, school districts, state and other governmental agencies, airports, healthcare institutions, institutions of higher education and other clients that First Southwest’s public finance group serves can be subject to significant fluctuations based on by factors such as changes in interest rates, property tax bases, budget pressures on certain issuers caused by uncertain economic times and other factors. We expect that the reliance of our financial advisory segment on advisory fees will continue for the foreseeable future, and a decline in public finance advisory engagements or the market for advisory services generally would have an adverse effect on our business and results of operations.

Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.

Our ability to attract and retain customers and conduct our business could be adversely affected to the extent our reputation is damaged. Reputational risk, or the risk to our business, earnings and capital from negative public opinion regarding our company, or financial institutions in general, is inherent in our business. Adverse perceptions concerning our reputation could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, negative perceptions concerning our reputation could lead to decreases in the level of deposits that consumer and commercial customers and potential customers choose to maintain with us. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including lending or foreclosure practices; sales practices; corporate governance and potential conflicts of interest; ethical failures or fraud, including alleged deceptive or unfair lending or pricing practices; regulatory compliance; protection of customer information; cyber-attacks, whether actual, threatened, or perceived; negative news about us or the financial institutions industry generally; general company performance; or from actions taken by government regulators and community organizations in response to such activities or circumstances. Furthermore, our failure to address, or the perception that we have failed to address, these issues appropriately could impact our ability to keep and attract customers and/or employees and could expose us to litigation and/or regulatory action, which could have an adverse effect on our business and results of operations.

Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.

We rely heavily on communications and information systems to conduct our business and maintain the security of confidential information and complex transactions, which subjects us to an increasing risk of cyber incidents from these activities due to a combination of new technologies and the increasing use of the Internet to conduct financial transactions, as well as a potential failure of interruption or breach in the security of these systems, including those that could result from attacks or planned changes, upgrades and maintenance of these systems. Such cyber incidents could result in failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, computer systems, electronic underwriting servicing or loan origination systems. Third parties with which we do business may also be sources of cybersecurity or other technological risks.

Although we devote significant resources to maintain and regularly upgrade our systems and networks with measures such as intrusion and detection prevention systems and monitoring firewalls to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Our computer systems, software and networks may be adversely affected by cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber attacks; and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances, as a means to promote political ends. If one or more of these events occurs, it could result in the disclosure of confidential client information, damage to our reputation with our clients and the market, customer dissatisfaction, additional costs such as repairing systems or adding new personnel or protection technologies, regulatory penalties, exposure to litigation and other financial losses to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations.

We have been the subject of denial of services attacks from external sources that have limited or interrupted the availability of our online banking services. Although to date we are not aware of any material losses relating to cyber attacks or other information security breaches, we may suffer such losses in the future. We have taken steps to improve and upgrade the security of our systems in response to such threats, such incidents could occur again, but they could occur more frequently or on a more significant scale.

We face strong competition from other financial institutions and financial service and insurance companies, which may adversely affect our operations and financial condition.

Our banking and mortgage origination businesses face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we do. We also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations, each of which may offer more favorable financing than we are able to provide. In addition, some of our non-bank competitors are not subject to the same extensive regulations that govern us. The banking business in Texas, particularly in the Austin, Dallas/Fort Worth, Lubbock and San Antonio metropolitan and surrounding areas, has become increasingly competitive over the past several years, and we expect the level of competition we face to further increase. Our profitability depends on our ability to compete effectively in these markets. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

The insurance industry also is highly competitive and has, historically, been characterized by periods of significant price competition, alternating with periods of greater pricing discipline during which competitors focus on other factors. In the current market environment, competition in our insurance business’ industry is based primarily on products offered, service, experience, the strength of agent and policyholder relationships, reputation, speed and accuracy of claims payment, perceived financial strength, ratings, scope of business, commissions paid and policy and contract terms and conditions. Our insurance business competes with many other insurers, including large national companies who have greater financial, marketing and management resources than our insurance segment. Many of these competitors also have better ratings and market recognition than our insurance business. Our insurance segment seeks to distinguish itself from its competitors by providing a broad product line and targeting those market segments that provide the best opportunity to earn an underwriting profit.

In addition, a number of new, proposed or potential industry developments also could increase competition in our insurance business’ industry. These developments include changes in practices and other effects caused by the Internet (including direct marketing campaigns by our insurance segment’s competitors in established and new geographic markets), which have led to greater competition in the insurance business and increased expectations for customer service. These developments could prevent our insurance business from expanding its book of business. Our insurance business also faces competition from new entrants into the insurance market. New entrants do not have historic claims or losses to address and, therefore, may be able to price policies on a basis that is not favorable to our insurance business. New competition could reduce the demand for our insurance segment’s insurance products, which could have a material adverse effect on its financial condition and results of operations.

The financial advisory and investment banking industries also are intensely competitive industries and will likely remain competitive. Our financial advisory business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, not subject to the broker-dealer regulatory framework. In addition to competition from firms currently in the industry, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Our financial advisory business competes on the basis of a number of factors, including the quality of advice and service, innovation, reputation and price. Many of our financial advisory segment’s competitors in the investment banking industry have a greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than our financial advisory business. Additionally, certain competitors of our financial advisory business have reorganized or plan to reorganize from investment banks into bank holding companies which may provide them with a competitive advantage. These larger and better capitalized competitors may be more capable of responding to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Increased pressure created by any current or future competitors, or by competitors of our financial advisory business collectively, could materially and adversely affect our business and results of operations. Increased competition may result in reduced revenue and loss of market share. Further, as a strategic response to changes in the competitive environment, our financial advisory business may from time to time make certain pricing, service or marketing decisions that also could materially and adversely affect our business and results of operations.

Our mortgage origination and insurance businesses are subject to seasonal fluctuations and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.

Our mortgage origination business is subject to several variables that can impact loan origination volume, including seasonal and interest rate fluctuations. We typically experience increased loan origination volume from purchases of homes during the second and third quarters, when more people tend to move and buy or sell homes. In addition, an increase in the general level of interest rates may, among other things, adversely affect the demand for mortgage loans and our ability to originate mortgage loans. In particular, if mortgage interest rates increase, the demand for residential mortgage loans and the refinancing of residential mortgage loans will likely decrease, which will have an adverse effect on our mortgage origination activities. Conversely, a decrease in the general level of interest rates, among other things, may lead to increased competition for mortgage loan origination business. As a result of these variables, our results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Generally, our insurance segment’s insured risks exhibit higher losses in the second and third quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

If the actual losses and loss adjustment expenses of our insurance segment exceed its loss and expense estimates, its financial condition and results of operations could be materially adversely affected.

The financial condition and results of operations of our insurance segment depend upon its ability to assess accurately the potential losses associated with the risks that it insures. Our insurance segment establishes reserve liabilities to cover the payment of all losses and loss adjustment expenses incurred under the policies that it writes. These liability estimates include case estimates, which are established for specific claims that have been reported to our insurance segment, and liabilities for claims that have been incurred but not reported (“IBNR”). Loss adjustment expenses represent expenses incurred to investigate and settle claims. To the extent that losses and loss adjustment expenses exceed estimates, NLIC and ASIC will be required to increase their reserve liabilities and reduce their income in the period in which the deficiency is identified. In addition, increasing reserves causes a reduction in policyholders’ surplus and could cause a downgrade in the ratings of NLIC and ASIC. This, in turn, could diminish our ability to sell insurance policies.

The liability estimation process for our insurance segment’s casualty insurance coverage possesses characteristics that make case and IBNR reserving inherently less susceptible to accurate actuarial estimation than is the case with property coverages. Unlike property losses, casualty losses are claims made by third-parties of which the policyholder may not be aware and, therefore, may be reported a significant time after the occurrence, including sometimes years later. As casualty claims most often involve claims of bodily injury, assessment of the proper case estimates is a far more subjective process than claims involving property damage. In addition, in determining the case estimate for a casualty claim, information develops slowly over the life of the claim and can subject the case estimation to substantial modification well after the claim was first reported. Numerous factors impact the casualty case reserving process, such as venue, the amount of monetary damage, legislative activity, the permanence of the injury and the age of the claimant.

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and our insurance segment expects that these factors will increase the severity of losses in the future. As NLASCO observed in 2008, the severity of some catastrophic weather events, including the scope and extent of damage and the inability to gain access to damaged properties, and the ensuing shortages of labor and materials and resulting demand surge, provide additional challenges to estimating ultimate losses. Our insurance segment’s liabilities for losses and loss adjustment expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above liabilities established for these costs, our insurance segment expects to be required to increase its liabilities, together with a corresponding reduction in its net income in the period in which the deficiency is identified.

Estimating an appropriate level of liabilities for losses and loss adjustment expense is an inherently uncertain process. Accordingly, actual loss and loss adjustment expenses paid will likely deviate, perhaps substantially, from the liability estimates reflected in our insurance segment’s consolidated financial statements. Claims could exceed our insurance segment’s estimate for liabilities for losses and loss adjustment expenses, which could have a material adverse effect on its financial condition and results of operations.

If our insurance segment cannot obtain adequate reinsurance protection for the risks it underwrites or its reinsurers do not pay losses in a timely fashion, or at all, our insurance segment will suffer greater losses from these risks or may reduce the amount of business it underwrites, which may materially adversely affect its financial condition and results of operations.

Our insurance segment purchases reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2012 and 2011, our insurance segment’s personal lines ceded 12.1% and 12.0%, respectively, of its direct insurance premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 4.9% and 4.9%, respectively, of its direct insurance premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance, inclusive of per risk excess and catastrophe, increased 9.0% in the year ended December 31, 2012, which is partially attributable to higher reinstatement premiums in 2012 of $0.4 million. Reinsurance cost generally increases as a result of hurricanes or any diminished capacity in the reinsurance market.

From time to time, market conditions have limited, and in some cases have prevented, insurers from obtaining the types and amounts of reinsurance that they have considered adequate for their business needs. Accordingly, our insurance segment may not be able to obtain desired amounts of reinsurance. Even if our insurance segment is able to obtain adequate reinsurance, it may not be able to obtain it from entities with satisfactory creditworthiness or negotiate terms that it deems appropriate or acceptable. Although the cost of reinsurance is, in some cases, reflected in our insurance segment’s premium rates, our insurance segment may have guaranteed certain premium rates to its policyholders. Under these circumstances, if the cost of reinsurance were to increase with respect to policies for which our insurance segment guaranteed the rates, our insurance segment would be adversely affected. In addition, if our insurance segment cannot obtain adequate reinsurance protection for the risks it underwrites, it may be exposed to greater losses from these risks or it may be forced to reduce the amount of business that it underwrites for such risks, which will reduce our insurance segment’s revenue and may have a material adverse effect on its results of operations and financial condition.

At December 31, 2012, our insurance segment had $18.6 million in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and loss adjustment expense recoverables and ceded unearned insurance premiums. Our insurance segment expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Because our insurance segment remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse our insurance segment for losses paid, or delays in reimbursing our insurance segment for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations.

We are subject to legal claims and litigation that could have a material adverse effect on our business.

We face significant legal risks in each of the business segments in which we operate, and the volume of legal claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial service companies remains high. These risks often are difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. Substantial legal liability or significant regulatory action against us or any of our subsidiaries could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects. Further, regulatory inquiries and subpoenas, other requests for information, or testimony in connection with litigation may require incurrence of significant expenses, including fees for legal representation and fees associated with document production. These costs may be incurred even if we are not a target of the inquiry or a party to the litigation. Any financial liability or reputational damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing the loan portfolio of our banking segment.

Hazardous or toxic substances or other environmental hazards may be located on the real estate that secures our loans. If we acquire such properties as a result of foreclosure, or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, we could be held liable for costs relating to environmental contamination at or from our current or former properties. We may not detect all environmental hazards associated with these properties. If we ever became subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be harmed.

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

The debt agreements of our insurance segment and its controlled affiliates contain financial covenants and impose restrictions on its business.

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

Likewise, the surplus indentures governing NLIC’s two LIBOR plus 4.10% and 4.05% notes due 2033 and ASIC’s LIBOR plus 4.05% notes due 2034 contain restrictions on dividends and mergers and consolidations. In addition, NLASCO has other credit arrangements with its affiliates and other third-parties.

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

Risks Related to our Substantial Cash Position and Related Strategies for its Use

Because we intend to use a substantial portion of our remaining available cash to make acquisitions or effect a business combination, we may become subject to risks inherent in pursuing and completing any such acquisitions or business combination.

We are endeavoring to make acquisitions or effect business combinations with a substantial portion of our remaining available cash. We may not, however, be able to identify suitable targets, consummate acquisitions or effect a combination on commercially acceptable terms or, if consummated, successfully integrate personnel and operations.

The success of any acquisition or business combination will depend upon, among other things, the ability of management and our employees to integrate personnel, operations, products and technologies effectively, to retain and motivate key personnel and to retain customers and clients of targets. In addition, any acquisition or business combination we undertake may consume available cash resources, result in potentially dilutive issuances of equity securities and divert management’s attention from other business concerns. Even if we conduct extensive due diligence on a target business that we acquire or with which we merge, our diligence may not surface all material issues that may adversely affect a particular target business, and we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Consequently, we also may need to make further investments to support the acquired or combined company and may have difficulty identifying and acquiring the appropriate resources.

We may enter, through acquisitions or a business combination, into new lines of business or initiate new service offerings subject to the restrictions imposed upon us as a regulated financial holding company. Accordingly, there is no basis for you to evaluate the possible merits or risks of the particular target business with which we may combine or that we may ultimately acquire.

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

If regulators determine that we control SWS Group, Inc., we will be required to file appropriate reports with the Federal Reserve Board and potentially provide financial support.

As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting stock. Subject to rebuttal, an investor may be presumed to control a depository institution or other company if the investor owns or controls ten percent or more of any class of voting stock. At December 31, 2012, we beneficially owned 24.6% of the outstanding common stock of SWS Group, Inc. (“SWS”). In connection with the transactions entered into with SWS, we filed a Rebuttal of Control, which the Office of Thrift Supervision, now a part of the Office of the Comptroller of the Currency, accepted based upon the facts represented by us. The transaction documents also provide for mechanisms to prevent us from being deemed to “control” SWS through our ownership of voting securities. Notwithstanding this finding by the Office of Thrift Supervision, in the event that we were determined to “control” SWS, we would be required to file appropriate reports as a financial holding company regulated by the Federal Reserve Board reflecting our controlling interest in SWS. In connection with our transaction with PlainsCapital, we provided certain passivity commitments to the Federal Reserve Board related to SWS. These passivity commitments provide that we cannot take certain actions, namely exercising any controlling influence over management or policies, without the prior approval of the Federal Reserve Bank.

In addition, it is a policy of the Federal Reserve Board that a bank holding company should serve as a source of financial and managerial strength to the depository institutions that it controls. The Dodd-Frank Act requires by statute that all holding companies serve as a source of financial strength for any subsidiary of the holding company. The Federal Reserve Board and the other banking agencies have not published a proposed rule implementing these “source of strength” requirements. Given that the Federal Reserve Board became the primary federal regulator of savings and loan holding companies (“SLHCs”), such as SWS, the policy for SLHCs on this subject likely will be altered to align more closely with those for bank holding companies. The regulators may require certain financial and other action by a regulated holding company in support of controlled depository institutions even if such action is not in the best interests of the regulated holding company or its stockholders.

Risks Related to Our Common Stock

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

Our authorized capital stock includes ten million shares of preferred stock, and we currently have 114,068 shares of Series B Preferred Stock issued and outstanding, liquidation preference $1,000 per share, to the Secretary of the Treasury pursuant to the SBLF. Our board of directors, in its sole discretion, may designate and issue one or more additional series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to determine the designation and number of shares constituting each series of preferred stock, as well as any designations, qualifications, privileges, limitations, restrictions or special or relative rights of additional series. The rights of preferred stockholders may supersede the rights of common stockholders. Preferred stock could be issued with voting and conversion rights that could adversely affect the voting power of the shares of our common stock. The issuance of preferred stock could also result in a series of securities outstanding that would have preferences over the common stock with respect to dividends and in liquidation.

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

The Treasury’s investment in us imposes restrictions and obligations upon us that could adversely affect the rights of our common stockholders.

We have sold 114,068 shares of our Series B Preferred Stock, liquidation preference $1,000 per share, for $114.1 million, to the Secretary of the Treasury pursuant to the SBLF. The shares of Series B Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference. The terms of the Series B Preferred Stock provided for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Series B Preferred Stock is outstanding based upon changes in the level of qualified small business lending by the Bank from its Baseline. As long as shares of Series B Preferred Stock remain outstanding, we may not pay dividends to our common stockholders (nor may we repurchase or redeem any shares of our common stock) during any quarter in which we fail to declare and pay dividends on the Series B Preferred Stock and for the next three quarters following such failure. In addition, under the terms of the Series B Preferred Stock, we may only declare and pay dividends on our common stock (or repurchase shares of our common stock), if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least ninety percent (90%) of Tier 1 capital as of September 27, 2011, excluding any charge-offs and redemptions of the Series B Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning January 1, 2014, based upon the extent by which, if at all, the Bank’s qualified small business lending at September 30, 2013 has increased over the Baseline.

Our charter and laws contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2012, 114,068 shares of preferred stock were designated or outstanding.

Banking Laws. Any change in control of our company is subject to prior regulatory approval under the Bank Holding Company Act or the Change in Bank Control Act, which may delay, discourage or prevent an attempted acquisition or change in control of us.

Insurance Laws. NLIC and ASIC are domiciled in the State of Texas. Before a person can acquire control of an insurance company domiciled in Texas, prior written approval must be obtained from the Texas Department of Insurance. Acquisition of control would be presumed on the acquisition, directly or indirectly, of ten percent or more of our outstanding voting stock, unless the regulators determine otherwise. Prior to granting approval of an application to acquire control of a domestic insurer, the Texas Department of Insurance will consider several factors, such as:

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

These laws may discourage potential acquisition proposals for us and may delay, deter or prevent a change of control of us, including transactions that some or all of our stockholders might consider desirable.

Restrictions on Calling Special Meeting, Cumulative Voting and Director Removal. Our bylaws includes a provision prohibiting the holders of less than a majority of the voting power represented by all of our shares issued, outstanding and entitled to be voted at a proposed meeting, from calling a special meeting of stockholders.  Our charter does not provide for the cumulative voting in the election of directors.  In addition, our charter provides that our directors may only be removed for cause and then only by an affirmative vote of at least two-thirds of the votes entitled to be cast in the election of directors.  Any amendment to our charter relating to the removal of directors requires the affirmative vote of two-thirds of all of the votes entitled to be cast on the matter.  These provisions of our bylaws and charter may delay, discourage or prevent an attempted acquisition or change in control of us.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC, SIPC, the Texas Department of Insurance or any other government agency. Accordingly, you should be capable of affording the loss of any investment in our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our principle executive offices in Dallas, Texas. In addition to our principal office, our various business segments conduct business at various locations.

Banking.  At December 31, 2012, our banking segment conducted business at 36 locations, including two operations centers. Our banking segment’s principal executive offices are located in Dallas, Texas, in space leased by PlainsCapital. In addition to the principal office, we operate the following banking locations. We have options to renew leases at most locations.

	Owned	Leased	Total
Lubbock market	7	7	14
Dallas/Fort Worth market	—	14	14
Austin market	—	5	5
San Antonio market	—	3	3
Total	7	29	36

Mortgage Origination.  Our mortgage origination segment is headquartered in Dallas, Texas and at December 31, 2012 conducted business at 280 locations in 42 states. Each of these locations is leased by PrimeLending.

Insurance.  At December 31, 2012, NLASCO leases office space in Waco, Texas for all corporate, claims, customer service and data center operations.

Financial Advisory.  Our financial advisory segment is headquartered in Dallas, Texas and at December 31, 2012 conducted business at 26 locations in 14 states and the District of Columbia. Each of these offices is leased by First Southwest.

Item 3. Legal Proceedings.

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

In November 2006, FSC received subpoenas from the SEC and the U.S. Department of Justice (the “DOJ”) in connection with an investigation of possible antitrust and securities law violations, including bid-rigging, in the procurement of guaranteed investment contracts and other investment products for the reinvestment of bond proceeds by municipalities. The investigation is industry-wide and includes approximately 30 or more firms, including some of the largest U.S. investment firms.

As a result of these SEC and DOJ investigations into industry-wide practices, FSC was initially named as a co-defendant in cases filed in several different federal courts by various state and local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities and a similar set of lawsuits filed by various California local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities.  All claims asserted against FSC in these purported class actions were subsequently dismissed. However, the plaintiffs in these purported class actions have filed amended complaints against other entities, and FSC is identified in these complaints not as a defendant, but as an alleged co-conspirator with the named defendants.

Additionally, as a result of these SEC and DOJ investigations into industry-wide practices, FSC has been named as a defendant in 20 individual lawsuits. These lawsuits have been brought by several California public entities and two New York non-profit corporations that do not seek to certify a class. The Judicial Panel on Multidistrict Litigation has transferred these cases to the United States District Court, Southern District of New York. The California plaintiffs allege violations of Section 1 of the Sherman Act and the California Cartwright Act. The New York plaintiffs allege violations of Section 1 of the Sherman Act and the New York Donnelly Act. The allegations against FSC are very limited in scope. FSC has filed answers in each of the twenty lawsuits denying the allegations and asserting several affirmative defenses. FSC intends to defend itself vigorously in these individual actions. The relief sought is unspecified monetary damages.

Like other financial institutions, we are subject to various federal, state and local laws and regulations relating to environmental matters. Under these laws and regulations, we could be held liable for costs relating to environmental contamination at or from properties that secure our loan portfolio. With respect to our borrower’s properties, the potential liabilities may far exceed the original amount of the loan made by us and secured by the property.  Currently, we are not a defendant in any environmental legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”.  Our common stock has no public trading history prior to February 12, 2004. Our common stock closed at $13.03 on March 14, 2013. At March 14, 2013, there were 83,487,340 shares of our common stock outstanding with 644 stockholders of record.

On November 29, 2012, we filed with the State Department of Assessments and Taxation of the State of Maryland articles supplementary for Series B Preferred Stock, setting forth its terms. Holders of the Series B Preferred Stock are entitled to noncumulative cash dividends at a fluctuating dividend rate based on the Bank’s level of qualified small business lending. The Series B Preferred Stock is non-voting, except in limited circumstances, and ranks senior to our common stock with respect to the payment of dividends and distribution of assets upon any liquidation, dissolution or winding up of Hilltop.

Subject to the restrictions discussed below, our stockholders are entitled to receive dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose. Our Board of Directors exercises discretion with respect to whether we will pay dividends and the amount of such dividend, if any. Factors that affect our ability to pay dividends on our common stock in the future include, without limitation, our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. Hilltop has not declared or paid any dividends over the past two completed fiscal years.

As a holding company, we are ultimately dependent upon our subsidiaries to provide funding for our operating expenses, debt service and dividends. Various laws limit the payment of dividends and other distributions by our subsidiaries to us, and may therefore limit our ability to pay dividends on our common stock. In addition, as long as shares of Series B Preferred Stock remain outstanding, we may not pay dividends to our common stockholders (nor may we repurchase or redeem any shares of our common stock) during any quarter in which we fail to declare and pay dividends on the Series B Preferred Stock and for the next three quarters following such failure. In addition, under the terms of the Series B Preferred Stock, we may only declare and pay dividends on our common stock (or repurchase shares of our common stock), if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least ninety percent (90%) of Tier 1 capital as of September 27, 2011, excluding any charge-offs and redemptions of the Series B Preferred Stock. The Tier 1 Dividend Threshold is subject to reduction, beginning January 1, 2014, based upon the extent by which, if at all, the our qualified small business lending at September 30, 2013 has increased over the Baseline.

If required payments on our outstanding junior subordinated debentures held by our unconsolidated subsidiary trusts are not made or suspended, we may be prohibited from paying dividends on our common stock. Regulatory authorities could impose administratively stricter limitations on the ability of our subsidiaries to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions on Dividends and Distributions.”

The following table discloses the high and low sales prices per quarter for our common stock during 2012 and 2011. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price Range
	High	Low
Year Ended December 31, 2012
First Quarter	$9.10	$7.87
Second Quarter	$10.89	$7.75
Third Quarter	$12.80	$10.21
Fourth Quarter	$14.49	$12.57

Year Ended December 31, 2011
First Quarter	$10.13	$9.01
Second Quarter	$10.09	$8.60
Third Quarter	$9.01	$7.12
Fourth Quarter	$8.60	$6.88

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2012 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 18, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders*	600,000	$7.70	4,000,000

Total	600,000	$7.70	4,000,000

*Excludes shares of restricted stock granted under the 2003 equity incentive plan, as all of these shares are vested. No exercise price is required to be paid upon the vesting of the restricted shares of common stock granted. All shares issued as of December 31, 2012 were issued under our 2003 equity incentive plan. In September 2012, the stockholders approved the 2012 equity incentive plan, which allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of Hilltop, its subsidiaries and outside directors of Hilltop. Upon the effectiveness of the 2012 equity incentive plan, no additional awards are permissible under the 2003 equity incentive plan. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 equity incentive plan. At December 31, 2012, no awards had been granted pursuant to the 2012 equity incentive plan. All shares outstanding, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited. No participant in our 2012 equity incentive plan may be granted awards in any fiscal year covering more than 1,250,000 shares of our common stock.

Issuer Repurchases of Equity Securities

The following table details our repurchases of shares of common stock during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2012	10,134	(2)	$13.42	$—	$98,837,692
November 1 – November 30, 2012	—		—	—	—
December 1 – December 31, 2012	—		—	—	—

(1)         On November 2, 2011, our Board of Directors approved a share repurchase plan that authorized us to purchase up to $100 million of our outstanding shares of common stock. This repurchase plan permitted the purchase of shares of common stock from time to time in open market purchases in accordance with Rule 10b-18 promulgated by the SEC under the Exchange Act or pursuant to privately negotiated transactions. This repurchase plan expired pursuant to its terms on November 1, 2012.

(2)         Represents 10,134 shares of common stock surrendered to the Company upon the net exercise of options in addition to the number of shares necessary to pay taxes or satisfy the exercise price thereof.

Recent Sales of Unregistered Securities

All issuances of unregistered securities have previously been reported.

Item 6. Selected Financial Data.

Our historical consolidated balance sheet data at December 31, 2012 and 2011 and our consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited historical consolidated financial statements included elsewhere in this Annual Report. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. The operating results of PlainsCapital are included in the tables below for the month of December 2012 and the balance sheet reflects the combined company at December 31, 2012, respectively (in thousands, except per share data and weighted average shares outstanding).

	2012	2011	2010	2009	2008
Statement of Operations Data:
Total interest income	$39,038	$11,049	$8,154	$6,866	$27,553
Total interest expense	10,196	8,985	8,971	9,668	10,528
Net interest income (loss)	28,842	2,064	(817)	(2,802)	17,025
Provision for loan losses	3,800	—	—	—	—
Net interest income (loss) after provision for loan losses	25,042	2,064	(817)	(2,802)	17,025
Total noninterest income	224,232	141,650	124,073	122,377	75,402
Total noninterest expense	255,517	155,254	124,811	123,036	134,571
Loss before income taxes	(6,243)	(11,540)	(1,555)	(3,461)	(42,144)
Income tax benefit	(1,145)	(5,009)	(1,007)	(1,349)	(19,559)
Net loss	(5,098)	(6,531)	(548)	(2,112)	(22,585)
Less: Net income attributable to noncontrolling interest	494	—	—	—	—
Net loss attributable to Hilltop Holdings	(5,592)	(6,531)	(548)	(2,112)	(22,585)
Dividends on preferred stock and other (1)	259	—	12,939	10,313	10,313
Loss applicable to Hilltop Holdings common stockholders	$(5,851)	$(6,531)	$(13,487)	$(12,425)	$(32,898)

Per Share Data:
Net loss - basic	$(0.10)	$(0.12)	$(0.24)	$(0.22)	$(0.58)
Weighted average shares outstanding - basic	58,754	56,499	56,492	56,474	56,453
Net loss - diluted	$(0.10)	$(0.12)	$(0.24)	$(0.22)	$(0.58)
Weighted average shares outstanding - diluted	58,754	56,499	56,492	56,474	56,453
Book value per common share	$12.34	$11.60	$11.56	$11.77	$11.91
Tangible book value per common share	$8.35	$11.01	$10.95	$11.13	$11.24

Balance Sheet Data:
Total assets	$7,286,865	$925,425	$939,641	$1,040,752	$1,048,770
Cash and due from banks	720,741	578,520	649,439	790,013	767,876
Securities	1,081,066	224,200	148,965	129,968	138,568
Loans held for sale	1,399,944	—	—	—	—
Loans, net of unearned income	3,152,396	—	—	—	—
Allowance for loan losses	(3,409)	—	—	—	—
Goodwill and other intangible assets, net	331,508	33,062	34,587	36,229	37,990
Total deposits	4,700,461	—	—	—	—
Notes payable	141,539	131,450	138,350	138,350	138,368
Junior subordinated debentures	67,012	—	—	—	—
Total stockholders’ equity	1,146,550	655,383	653,055	783,777	791,455

Performance Ratios (2):
Return on average stockholders’ equity	-0.62%
Return on average assets	-0.08%
Net interest margin (taxable equivalent) (3)	2.35%
Efficiency ratio (4)(5)	NM

Asset Quality Ratios (2):
Total nonperforming assets to total loans and other real estate (5)	NM
Allowance for loan losses to nonperforming loans (5)	NM
Allowance for loan losses to total loans (5)	NM
Net charge-offs to average loans outstanding (5)	NM

Capital Ratios:
Equity to assets ratio	15.73%	70.82%	69.50%	75.31%	75.47%
Tangible common equity to tangible assets	10.02%	69.74%	68.33%	62.56%	62.76%

Regulatory Capital Ratios (2):
Hilltop - Leverage ratio (6)	13.08%
Hilltop - Tier 1 risk-based capital ratio	17.72%
Hilltop - Total risk-based capital ratio	17.81%
Bank - Leverage ratio (6)	8.84%
Bank - Tier 1 risk-based capital ratio	11.83%
Bank - Total risk-based capital ratio	11.93%

Other Data (7):
Net loss and LAE ratio	74.4%	72.2%	60.5%	61.0%	69.8%
Expense ratio	34.4%	34.0%	36.0%	35.7%	35.6%
GAAP combined ratio	108.8%	106.2%	96.5%	96.8%	105.4%
Statutory surplus (8)	$120,319	$118,708	$119,297	$117,063	$108,478
Statutory premiums to surplus ratio	125.0%	119.4%	102.0%	98.0%	104.4%

(1)	Series A preferred stock was redeemed in September 2010.

(2)

Noted measures are typically used for measuring the performance of banking and financial institutions. Our operations prior to the acquisition of PlainsCapital are limited to our insurance operations. Therefore, noted measures for periods prior to 2012 are not a useful measure and have been excluded.

(3)	Taxable equivalent net interest income divided by average interest-earning assets.

(4)	Noninterest expenses divided by the sum of total noninterest income and net interest income for the year.

(5)

Noted measures are typically used for measuring the performance of banking and financial institutions. Our operations prior to the acquisition of PlainsCapital are limited to our insurance operations. Additionally, noted measure is not meaningful (“NM”) in 2012.

(6)	Ratio was calculated using the average assets for the month of December.

(7)	Only considers operations of insurance segment.

(8)	Statutory surplus includes combined surplus of NLIC and ASIC.

GAAP Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We present two measures in our selected financial data that are not measures of financial performance recognized by GAAP.

“Tangible book value per common share” is defined as our total stockholders’ equity, excluding preferred stock, reduced by goodwill and other intangible assets, divided by total common shares outstanding. “Tangible common stockholders’ equity to tangible assets” is defined as our total stockholders’ equity, excluding preferred stock, reduced by goodwill and other intangible assets divided by total assets reduced by goodwill and other intangible assets.

These measures are important to investors interested in changes from period to period in tangible common equity per share exclusive of changes in intangible assets. For companies such as ours that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill and other intangible assets related to those transactions.

You should not view this disclosure as a substitute for results determined in accordance with GAAP, and our disclosure is not necessarily comparable to that of other companies that use non-GAAP measures. The following table reconciles these non-GAAP financial measures to the most comparable GAAP financial measures, “book value per common share” and “Hilltop Holdings stockholders’ equity to total assets” (in thousands, except per share data).

	December 31,
	2012	2011	2010	2009	2008

Book value per common share	$12.34	$11.60	$11.56	$11.77	$11.91
Effect of goodwill and intangible assets per share	$(3.99)	$(0.59)	$(0.61)	$(0.64)	$(0.67)
Tangible book value per common share	$8.35	$11.01	$10.95	$11.13	$11.24

Hilltop Holdings stockholders’ equity	$1,144,496	$655,383	$653,055	$783,777	$791,455
Less: preferred stock	114,068	—	—	119,108	119,108
Less: goodwill and intangible assets, net	331,508	33,062	34,587	36,229	37,990
Tangible common equity	698,920	622,321	618,468	628,440	634,357

Total assets	7,286,865	925,425	939,641	1,040,752	1,048,770
Less: goodwill and intangible assets, net	331,508	33,062	34,587	36,229	37,990
Tangible assets	6,955,357	892,363	905,054	1,004,523	1,010,780

Equity to assets	15.71%	70.82%	69.50%	75.31%	75.47%
Tangible common equity to tangible assets	10.05%	69.74%	68.33%	62.56%	62.76%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes thereto commencing on page F-1. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report. See “Forward-Looking Statements.” All dollar amounts in the following discussion are in thousands, except per share amounts.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “Hilltop,” “HTH,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries , references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company (a wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole and references to “NLASCO” refer to NLASCO, Inc. (a wholly owned subsidiary of Hilltop Holdings Inc.) and its subsidiaries as a whole.

OUR GENERAL STRUCTURE

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

In January 2007, we acquired NLASCO. NLASCO, in turn, owns National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC, both of which are licensed property and casualty insurers operating in multiple states. In addition, NLASCO also owns the NALICO GA, a general agency that operates in Texas. NLIC commenced business in 1949 and currently operates in 14 states, with its largest market being the state of Texas. NLIC carries a financial strength rating of “A” (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 13 states, its largest market being the state of Arizona. ASIC carries a financial strength rating of “A” (Excellent) by A.M. Best. Both of these companies are regulated by the Texas Department of Insurance.

On July 31, 2007, we sold substantially all of the operating assets used in our manufactured home communities business and our retail sales and financing business to American Residential Communities LLC. We received gross proceeds of approximately $890 million in cash, which represents the aggregate purchase price of $1.8 billion, less the indebtedness assumed by the buyer. After giving effect to expenses, taxes and our continued outstanding preferred stock and senior notes, our net cash balance was approximately $550 million.

In connection with our strategy to make acquisitions or effect business combinations, on May 8, 2012 we entered into a definitive agreement and plan of merger with PlainsCapital Corporation, a diversified financial institution which provides an array of financial products and services through its business and consumer banking, lending and financial advisory subsidiaries. On November 30, 2012, concurrent with the consummation of the Merger, we became a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999.

OVERVIEW

On November 30, 2012, Hilltop acquired PlainsCapital Corporation in a stock and cash transaction, whereby PlainsCapital Corporation merged with and into Meadow Corporation, a wholly owned subsidiary of Hilltop Holdings Inc., with Meadow Corporation continuing as the surviving entity under the name “PlainsCapital Corporation” (the “Merger”). Based on Hilltop’s closing stock price on November 30, 2012, the total purchase price was $813.5 million, consisting of 27.1 million shares of common stock, $311.8 million in cash and the issuance of 114,068 shares of Series B Preferred Stock. The fair market value of assets acquired, excluding goodwill, totaled $6.5 billion, including $3.2 billion of loans, $730.8 million of investment securities and $70.7 million of identifiable intangibles. The fair market value of the liabilities assumed was $5.9 billion, including $4.5 billion of deposits.

As a result of the Merger, the operating results of Hilltop for the year ended December 31, 2012 include the results from the operations acquired in the PlainsCapital Corporation transaction since December 1, 2012. Accordingly, our operating results and financial condition will not be comparable between 2012 and prior years. Additionally, the presentation of Hilltop’s historical consolidated financial statements have been modified and certain items have been reclassified to conform to 2012 presentation which is more consistent with that of a financial institution that provides an array of financial products and services. Prior to the Merger with PlainsCapital Corporation, Hilltop’s primary operations were to provide fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States.

At December 31, 2012, on a consolidated basis, we had total assets of $7.3 billion, total deposits of $4.7 billion, total loans, including loans held for sale, of $4.6 billion and stockholders’ equity of $1.1 billion. The Bank, one of our wholly owned subsidiaries, provides a broad array of financial products and services, including commercial banking, personal banking, wealth management and treasury management, from offices located throughout central, north and west Texas. In addition to the Bank, we have various subsidiaries with specialized areas of expertise that also offer an array of financial products and services such as mortgage origination, insurance and financial advisory services.

Historically, we have derived our revenue from a single insurance segment. The Merger with PlainsCapital Corporation on November 30, 2012 has resulted in an increase to four reportable segments that are organized primarily by the core products offered to the segments’ respective customers. We anticipate that future revenues will be driven primarily from the banking and mortgage origination segments, with the remainder being generated by our insurance and financial advisory segments. Based on historical results of PlainsCapital Corporation, the relative share of total revenue provided by our banking and mortgage origination segments fluctuates depending on market conditions, and operating results for the mortgage origination segment tend to be more volatile than operating results for the banking segment.

The banking segment includes the operations of the Bank. The banking segment primarily provides business banking and personal banking products and services and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income, while also deriving revenue from other sources, including service charges on customer deposit accounts and trust fees. The operations of PrimeLending comprise the mortgage origination segment, which offers a variety of loan products from offices in 42 states and generates revenue predominantly from fees charged on the origination of loans and from selling these loans in the secondary market. The insurance segment includes the operations of NLASCO, which operates through its wholly owned subsidiaries, National Lloyds Insurance Company, (“NLIC”), and American Summit Insurance Company, (“ASIC”). Insurance segment revenues are primarily generated from net insurance premiums earned, less loss and loss adjustment expenses (“LAE”) and policy acquisition and other underwriting expenses in Texas and other areas of the south, southeastern and southwestern United States. The financial advisory segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services at First Southwest. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the Securities and Exchange Commission and Financial Industry Regulatory Authority, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940. Additional information concerning our reportable segments is presented in Note 27, Segment and Related Information, in the notes to our consolidated financial statements.

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $28.8 million in net interest income during the year ended December 31, 2012, compared with net interest income of $2.1 million in 2011 and net interest expense of $0.8 million in 2010. The significant increase in net interest income during 2012 was primarily due to $25.0 million in net interest income for the month ended December 31, 2012 from our banking segment that we acquired as a part of the Merger.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)                                     Net gains from sale of loans and mortgage loan origination fees. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans.  During the month ended December 31, 2012, we generated $57.6 million in net gains from sale of loans and mortgage loan origination fees.

(ii)                                  Investment advisory fees and commissions and securities brokerage fees and commissions.  Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $11.2 million in investment advisory fees and commissions and securities brokerage fees and commissions during the month ended December 31, 2012.

(iii)                               Net insurance premiums earned.  Through our wholly owned insurance subsidiary, NLASCO, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $146.7 million, $134.0 million and $117.2 million in net insurance premiums earned during the years ended December 31, 2012, 2011 and 2010, respectively.

In the aggregate, we generated $224.2 million, $141.7 million and $124.1 million in noninterest income during the years ended December 31, 2012, 2011 and 2010, respectively. The significant increase in noninterest income during 2012 was primarily due to the mortgage operations that we acquired as a part of the Merger.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Operating Results

The net loss applicable to common stockholders for the year ended December 31, 2012 was $5.9 million, or $0.10 per diluted share, compared to net losses applicable to common stockholders of $6.5 million, or $0.12 per diluted share, for the year ended December 31, 2011, and $13.5 million, or $0.24 per diluted share, for the year ended December 31, 2010. As a result of the Merger on November 30, 2012, the net income of PlainsCapital for the month ended December 31, 2012 is included in the operating results of Hilltop for the year ended December 31, 2012.

Certain items included in net loss for 2012 resulted from purchase accounting, compensation expense related to retention agreements with two PlainsCapital executive officers and specific merger related expenses associated with the PlainsCapital transaction. The pre-tax effects of these items include net accretion on acquired earning assets and liabilities of $6.1 million, amortization of identifiable intangibles of $0.8 million, compensation expense of $8.9 million and the specific merger related expenses of $6.6 million. The after tax impact of these items was to increase the net loss by $7.7 million.

Our insurance segment’s underwriting gain or loss consists of net insurance premiums earned, less loss, LAE and policy acquisition and other underwriting expenses. Underwriting performance is one of the most important factors in evaluating the overall results of our insurance operations given the fluctuations that can occur in loss and LAE due to weather related events, as well as the uncertainties involved in the process of estimating reserves for losses and LAE. The underwriting results and fluctuations in other noninterest income and expense line items specific to our insurance operations are discussed in greater detail below. The following table shows the underwriting gain or loss, as well as other income and expense line items specific to the financial results of NLASCO (in thousands).

Summary of Insurance Operations

	Year Ended December 31,			Variance
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Underwriting gain (loss):
Homeowners	$(9,137)	$(123)	$(2,564)	$(9,014)	$2,441
Fire	(4,517)	(2,057)	1,844	(2,460)	(3,901)
Mobile Home	(1,637)	(5,811)	845	4,174	(6,656)
Commercial	60	(2,305)	1,779	2,365	(4,084)
Other	187	185	188	2	(3)
Total underwriting loss	$(15,044)	$(10,111)	$2,092	$(4,933)	$(12,203)

Other revenue (expense) items:
Net investment income	6,308	6,306	5,873	2	433
Net realized gains on investments	112	817	137	(705)	680
Other income	7,334	6,785	6,744	549	41
Depreciation and amortization	(1,361)	(1,714)	(1,788)	353	74
Interest expense	(2,057)	(1,904)	(1,961)	(153)	57
Total other revenue (expense) items	10,336	10,290	9,005	46	1,285
Operating income (loss) before federal income taxes	(4,708)	179	11,097	(4,887)	(10,918)
Federal income tax expense (benefit) on operating income (loss)	(2,385)	129	3,934	(2,514)	(3,805)
Net income (loss) from continuing operations of NLASCO	$(2,323)	$50	$7,163	$(2,373)	$(7,113)

The insurance segment’s underwriting gain or loss consists of net insurance premiums earned, less loss, LAE and policy acquisition and other underwriting expenses. As presented in this exhibit, policy acquisition and other underwriting expenses encompass all expenses incurred relative to insurance segment operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations. The insurance underwriting results are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Direct insurance premiums written	$163,780	$155,054	$139,290	$8,726	$15,764
Net insurance premiums written	$150,451	$141,737	$121,691	$8,714	$20,046

Net insurance premiums earned	$146,701	$134,048	$117,192	$12,653	$16,856
Loss and LAE	109,159	96,734	70,943	12,425	25,791
Policy acquisition and other underwriting expenses	52,586	47,425	44,157	5,161	3,268
Underwriting income (loss)	$(15,044)	$(10,111)	$2,092	$(4,933)	$(12,203)

Agency expenses	$(2,073)	$(1,789)	$(1,966)	$(284)	$177
Loss and LAE ratio	74.4%	72.2%	60.5%	2.2%	11.7%
Policy acquisition and other underwriting less agency expense ratio	34.4%	34.0%	36.0%	0.4%	-2.0%
Combined ratio	108.8%	106.2%	96.5%	2.6%	9.7%

The loss and LAE ratio is loss and LAE divided by net insurance premiums earned for the same period. The underwriting expense ratio is policy acquisition and other underwriting expense less agency expenses, divided by net insurance premiums earned for the same period. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio.

Loss and LAE increased $12.4 million for the year ended December 31, 2012, as compared to the same period in 2011. This increase is primarily due to the increased frequency and severity of current accident year wind and hail losses. Wind and hail losses increased $12.8 million during the year ended December 31, 2012 as compared to the same period in 2011. Net insurance premiums earned increased 9.4% in the year ended December 31, 2012, as compared to the same period in 2011, due to an $8.7 million increase in volume of written premiums over the last twelve months. Loss and LAE expenses increased 12.8% in the year ended December 31, 2012, as compared to 2011, due to higher incurred losses associated with wind and hail storms that occurred in Texas and Oklahoma and additional losses associated with a 9.4% increase in earned premiums. Policy acquisition and other underwriting expenses increased 10.9% for the year ended December 31, 2012, as compared to 2011, primarily due to increased direct written premiums.

The Company seeks to generate underwriting profitability. Management evaluates NLASCO’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios. The non-catastrophic loss ratio excludes Property Claims Services events that exceed $1.0 million of losses to NLASCO. Catastrophic events, including those that do not exceed our reinsurance retention, affect the Company’s loss ratios. For the year ended December 31, 2012, catastrophic events that did not exceed our reinsurance retention accounted for $23.3 million of the total loss and loss adjustment expense, as compared to $20.3 million and $12.3 million for the same periods in 2011 and 2010, respectively. Excluding catastrophic events, our combined ratios for the year ended December 31, 2012, 2011 and 2010 would have been 93.0%, 91.0% and 86.0%, respectively.

For the year ended December 31, 2012, the Company had net unfavorable development in losses related to two 2008 catastrophes, Hurricane Ike and Hurricane Dolly. The Company also incurred losses in 2012 related to a catastrophic wind and hail storm in Arizona from October of 2010. Gross losses incurred from these prior storms was $0.8 million for the year ended December 31, 2012, compared to favorable development of $7.0 million for the same period in 2011. These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable. In 2012, NLIC incurred an $8.3 million loss from a Texas hail storm. The $8 million retention for catastrophic losses applied to the Texas hailstorm, and affected 2012 loss and LAE. The primary financial effect beyond the reinsurance retention is additional reinstatement premium payable to the affected reinsurers. For the year ended December 31, 2012 and 2011, the Company recorded reinstatement premiums of $0.5 million and $0.1 million, respectively.

Our combined ratio for the year ended December 31, 2012 is 108.8%, as compared to 106.2% and 96.5% for the same periods in 2011 and 2010, respectively. The 2.6% increase in combined ratio from 2011 to 2012 is primarily due to the 2.2% increase in loss and LAE ratio for the year ended December 31, 2012. Net insurance premiums earned increased 9.4% in the year ended December 31, 2012, as compared to the same period in 2011, due to an $8.7 million increase in the volume of written premiums over the last 12 months. Loss and LAE expenses increased 12.8% in the year ended December 31, 2012, as compared to 2011, due to higher incurred losses associated with wind and hail losses and storms that occurred in Texas and additional losses associated with a 9.4% increase in earned premiums. Policy acquisition and other underwriting expenses increased 10.9% for the twelve months ended December 31, 2012, as compared to 2011, which is a result of increased direct written premiums in Texas and the write-off of the policy administration system.

The 9.7% increase in combined ratio in 2011 compared to 2010, was primarily due to the 11.7% increase in loss and LAE ratio for the year ended December 31, 2011. Loss and LAE expenses increased 36.4% in 2011, as compared to 2010, due to higher incurred losses associated with wind and hail storms in Texas and additional losses associated with a 14.4% increase in earned premiums. Texas typically experiences seasonal tornado and hail storms; however, NLASCO suffered a dramatic increase in losses from five storms in April and May 2011 that created $19.3 million in incurred losses. Additionally, there were fifteen days of widely dispersed, exceptional weather related losses experienced during the three months ended June 30, 2011, which resulted in losses of $8.1 million. NLASCO also experienced an increase in the frequency and severity of fire losses, which resulted in $7.1 million in incurred losses above prior year. Policy acquisition and other underwriting expenses increased 7.4% for the year ended December 31, 2011, as compared to 2010, which is a direct result of an 11.3% increase in direct written premiums.

Net Interest Income

On a consolidated basis, net interest income increased $26.8 million in 2012 compared with 2011 primarily due to the PlainsCapital acquisition on November 30, 2012. Net interest income increased $2.9 million in 2011 compared with 2010, primarily due to higher investment income at the parent of $2.5 million and $0.4 million within our insurance segment.

The taxable equivalent net interest margin for the banking segment was 5.83% for the month of December 2012. The taxable equivalent net interest margin was impacted by accretion of discount on loans of $6.3 million, amortization of premium on acquired securities of $0.7 million and amortization of premium on acquired time deposits of $0.4 million. As a result of these items, the taxable equivalent interest margin increased by 140 basis points.

We consider our banking segment to be the primary generator of our net interest income. The banking segment provides business banking and personal banking products and services and generates revenue from its portfolio of interest earning assets.  The banking segment’s results are primarily dependent on net interest income.

The table below provides additional details regarding our banking segment’s net interest income for the month ended December 31, 2012 (dollars in thousands).

	Month Ended
	December 31, 2012
		Interest
	Average	Earned or	Yield or
	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,148,317	$25,212	7.29%
Investment securities - taxable	494,285	444	1.08%
Investment securities - non-taxable (2)	175,850	479	3.27%
Federal funds sold and securities purchased under agreements to resell	33,180	48	1.74%
Interest-bearing deposits in other financial institutions	299,464	68	0.27%
Other	33,594	57	2.04%
Interest-earning assets, gross	5,184,690	26,308	6.09%
Allowance for loan losses	248
Interest-earning assets, net	5,184,938
Noninterest-earning assets	814,461
Total assets	$5,999,399

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,267,736	$1,009	0.28%
Notes payable and other borrowings	560,572	123	0.26%
Total interest-bearing liabilities (3)	4,828,308	1,132	0.28%
Noninterest-bearing liabilities
Noninterest-bearing deposits	289,871
Other liabilities	58,492
Total liabilities	5,176,671
Stockholders’ equity	822,728
Total liabilities and stockholders’ equity	$5,999,399

Net interest income (2)		$25,176
Net interest spread (2)			5.81%
Net interest margin (2)			5.83%

(1) Average loans include non-accrual loans.

(2) Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.2 million at December 31, 2012.

(3) Excludes the allocation of interest expense on PlainsCapital Corporation debt totaling $0.1 million at December 31, 2012.

Our consolidated net interest margin includes the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the financial advisory segment, as well as the borrowing costs of Hilltop at the holding company level, both of which reduce our consolidated net interest margin.

The insurance segment contributed $4.7 million of net interest income for the year ended December 31, 2012, compared to $4.9 million for the same period in 2011.

The financial advisory segment had net interest income of $1.2 million during the month ended December 31, 2012, consisting of securities lending activity, customer margin loan balances and investment securities used to support sales, underwriting, and other customer activities.

Noninterest Income

Noninterest income was $224.2 million in 2012 compared with $141.7 million in 2011, an increase of $82.6 million. Noninterest income increased by $17.6 million in 2011, from $124.1 million in 2010. The increase in 2012 was primarily due to the acquisition of PlainsCapital and the inclusion of $68.5 million in noninterest income related to activities within its mortgage origination and financial advisory segments, while the increase from 2010 to 2011 related to growth in net insurance premiums earned within our insurance segment.

Our insurance segment had net insurance premiums earned of $146.7 million in 2012, compared to $134.0 million for 2011. The higher volume of earned premiums of $12.7 million is primarily attributable to our marketing efforts directed at homeowners products, offset by an increase in the cost of catastrophe reinsurance. Net realized gains decreased $0.7 million during the year ended December 31, 2012 due to decreased levels of securities sales. Other income was $8.6 million for the year ended December 31, 2012, as compared to $6.8 million for the same period in 2011.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Direct Insurance Premiums Written:
Homeowners	$73,943	$70,177	$63,413	$3,766	$6,764
Fire	51,345	49,812	45,637	1,533	4,175
Mobile Home	30,123	26,353	22,344	3,770	4,009
Commercial	8,043	8,380	7,537	(337)	843
Other	326	332	359	(6)	(27)
	$163,780	$155,054	$139,290	$8,726	$15,764

Total direct insurance premiums written increased for the years ended December 31, 2012 and 2011, for our three largest insurance product lines, due to expanded distribution of insurance products and growth on existing insurance products. Higher value homeowners and commercial insurance products generated $1.6 million in direct written premiums for the year ended December 31, 2012, while new products generated $9.0 million in direct written premiums in 2011. Direct insurance premiums written in Texas, Oklahoma, Georgia, Arizona and Tennessee increased $6.7 million on existing products in the year ended December 31, 2012, as compared to the same period in 2011. Similarly, our existing products in these same states grew by $6.8 million in the year ended December 31, 2011, as compared to the same period in 2010.

Net insurance premiums written by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Net Insurance Premiums Written:
Homeowners	$67,926	$64,150	$55,401	$3,776	$8,749
Fire	47,166	45,534	39,871	1,632	5,663
Mobile Home	27,672	24,090	19,521	3,582	4,569
Commercial	7,388	7,660	6,585	(272)	1,075
Other	299	303	313	(4)	(10)
	$150,451	$141,737	$121,691	$8,714	$20,046

Total net insurance premiums written increased for the year ended December 31, 2012 for our three largest insurance product lines of business due to higher direct written premiums of $8.7 million and increases of $1.0 million in both assumed and ceded premiums in 2012. In 2011, total net insurance premiums written increased for our largest insurance product lines due to higher direct written premiums of $15.8 million and a decrease in ceded premiums of $4.0 million. Ceded premiums increased primarily as a result of higher reinstatement premiums and increased reinsurance costs due to higher gross premiums written.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Net Insurance Premiums Earned:
Homeowners	$66,233	$60,671	$53,353	$5,562	$7,318
Fire	45,990	43,063	38,397	2,927	4,666
Mobile Home	26,982	22,783	18,799	4,199	3,984
Commercial	7,204	7,244	6,341	(40)	903
Other	292	287	302	5	(15)
	$146,701	$134,048	$117,192	$12,653	$16,856

Net insurance premiums earned for the year ended December 31, 2012 and 2011 were up as compared to the same periods in 2011 and 2010, respectively, primarily due to the increases in net insurance premiums written of $8.7 million and $20.0 million, respectively. These increases were offset by increases in unearned insurance premiums during 2012 and 2011 compared to their respective prior years of $3.9 million and $3.2 million, respectively.

The banking segment’s noninterest income was $9.3 million during the month ended December 31, 2012 and primarily related to intercompany financing charges associated with the lending commitment on the PrimeLending warehouse line of credit.

The mortgage origination segment’s noninterest income was $57.6 million for the month ended December 31, 2012 and was generated by net gains from sale of loans and mortgage loan origination fees.

Additionally, the majority of noninterest income generated by our financial advisory segment of $10.9 million for the month ended December 31, 2012 was from fees and commissions earned from investment advisory and securities brokerage activities.

Noninterest Expense

Noninterest expense in 2012 increased $100.3 million compared with the year ended December 31, 2011, while noninterest expense in 2011 increased $30.4 million compared with the year ended December 31, 2010. The primary driver of the increase during 2012 was the inclusion of employees’ compensation and benefits, occupancy and equipment and other expenses specifically attributable to expenses for those segments acquired as a part of the PlainsCapital acquisition.  Additionally, loss and loss adjustment expenses associated with the insurance segment increased $12.4 million in 2012 compared to 2011, and $25.8 million when comparing 2011 to 2010. Further discussion regarding these increases follows.

Within the insurance segment, noninterest expense includes both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE for the year ended December 31, 2012 was $109.2 million, as compared to $96.7 million for the same period in 2011. This increase was primarily a result of increased severity of wind and hail storms from April, May and June 2012 weather events and the increased exposure related to premium growth. Loss and LAE for the year ended December 31, 2011 increased $25.8 million from $70.9 million for the same period in 2010, and was a result of wind and hail storms that occurred in 2011 in Texas, in which five storms resulted in incurred losses of $19.3 million, and fifteen days of widely dispersed, exceptional weather related losses resulted in losses of $8.1 million.

The loss and LAE ratio is calculated by taking the ratio of incurred losses and LAE to net insurance premiums earned for the same period. The loss and LAE ratio for the years ended December 31, 2012, 2011 and 2010 was 74.4%, 72.2% and 60.5%, respectively.

The Company’s net loss and LAE and the gross loss and LAE ratios are shown in the table below.

	Year Ended December 31,
	2012	2011	2010
Loss and LAE (in thousands):
Homeowners	$51,628	$39,329	$35,814
Fire	34,022	29,885	22,085
Mobile Home	18,947	20,534	10,871
Commercial	4,562	6,986	2,173
	$109,159	$96,734	$70,943

Incurred Claim Count:
Homeowners	10,000	6,838	8,010
Fire	8,333	8,413	6,273
Mobile Home	4,853	9,518	4,870
Commercial	1,110	1,162	998
	24,296	25,931	20,151
Average Loss and LAE per Claim:
Homeowners	$5,163	$5,752	$4,471
Fire	4,083	3,552	3,521
Mobile Home	3,904	2,157	2,232
Commercial	4,110	6,012	2,177

Loss and LAE Ratio:
Homeowners	77.9%	64.8%	67.1%
Fire	74.0%	69.4%	57.5%
Mobile Home	70.2%	90.1%	57.8%
Commercial	63.3%	96.4%	34.3%

As previously noted, policy acquisition and other underwriting expenses encompass all expenses incurred relative to insurance segment operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations. Policy acquisition and other underwriting expenses were as follows (in thousands).

	Year Ended December 31,			Variance
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Amortization of deferred policy acquisition costs	$38,757	$34,755	$31,256	$4,002	$3,499
Other underwriting expenses	13,829	12,670	12,901	1,159	(231)
Total policy acquisition and other underwriting expenses	52,586	47,425	44,157	5,161	3,268
Agency expenses	(2,073)	(1,789)	(1,966)	(284)	177
Total policy acquisition and other underwriting expenses less agency expenses	$50,513	$45,636	$42,191	$4,877	$3,445
Net insurance premiums earned	$146,701	$134,048	$117,192	$12,653	$16,856
Expense ratio	34.4%	34.0%	36.0%	0.4%	-2.0%

Total policy acquisition and other underwriting expenses, excluding agency expenses, for the year ended December 31, 2012 were up $4.9 million due to the increase in amortization of deferred policy acquisition costs (“DAC”) of $4.0 million and an increase in other underwriting expenses of $1.2 million. The increase in other underwriting expenses during 2012 included the write down of the policy administration system the Company was unable to successfully implement of $1.8 million. The increase in amortization of DAC is a result of $8.7 million higher direct written premiums. Total policy acquisition and other underwriting expenses, less agency expenses, for the year ended December 31, 2011 were up $3.5 million, as compared to the same period in 2010, primarily due to higher amortization of DAC.

Other noninterest expenses, including employees’ compensation and benefits, occupancy and equipment, increased $84.8 million in 2012 compared to 2011, and $1.5 million when comparing 2011 to 2010. The 2012 increase was primarily due to the inclusion of $77.4 million in aggregate noninterest expenses within those segments acquired as a part of the PlainsCapital acquisition, as well as increases in professional services and other administrative expenses. Included in employee’s compensation and benefits expense is an $8.9 million charge related to the Merger and associated with separate retention agreements between Hilltop and two executive officers of PlainsCapital. The increases in professional fees are due to increases in acquisition activities related to due diligence activities in both 2011 and 2012.

Income Taxes

The Company had a $1.1 million income tax benefit for the year ended December 31, 2012, compared to an income tax benefit of $5.0 million for the same period in 2011. The reduction in income tax benefit during 2012 was primarily due the operating income generated by PlainsCapital. The effective income tax rate for the year ended December 31, 2012 is not indicative of future effective income tax rates as a result of current period tax adjustments related to the Merger.

During the year ended December 31, 2011, the Company had a $5.0 million income tax benefit, compared to $1.0 million for 2010. The benefit increased in 2011 due to a pre-tax loss of $11.5 million for the year ended December 31, 2011, compared with a $1.6 million pre-tax loss for the same period in 2010. Also contributing to the benefit in 2011 was the release of the allowance for uncertain tax positions on the state tax receivable at the parent of $1.0 million. We allocate income taxes in accordance with ASC 740.

Preferred Stock Dividends

As a result of the Merger, the outstanding shares of PlainsCapital Non-Cumulative Perpetual Preferred Stock, Series C, all of which are held by the U.S. Department of the Treasury, were converted on a one-for-one basis into shares of Hilltop Non-Cumulative Perpetual Preferred Stock, Series B (the “Hilltop Series B Preferred Stock”). Holders of the Hilltop Series B Preferred Stock are entitled to noncumulative cash dividends at a fluctuating dividend rate based on the Bank’s level of qualified small business lending. The terms of the Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Series B Preferred Stock is outstanding based upon changes in the level of qualified small business lending by the Bank from its Baseline. The shares of Series B Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference. At December 31, 2012, $114.1 million of our Series B Preferred Stock was outstanding. For the year ended December 31, 2012, we paid dividends of $0.3 million.

On March 11, 2010 and June 10, 2010, the Hilltop board of directors declared quarterly cash dividends of $0.5156 per share on each of the 5,000,000 outstanding shares of our Series A Preferred Stock, payable April 30, 2010 and July 30, 2010, amounting to $2.6 million on each disbursement date. On August 6, 2010, the Company called for redemption all of the outstanding shares of its Series A Preferred Stock. The Series A Preferred Stock was redeemed on September 6, 2010, at a cash redemption price of $25.2063 per share, representing the liquidation preference of $25.00 per share, plus accrued and unpaid dividends to, and including, the date of redemption. For the year ended December 31, 2010, the dividend was $1.2375 per share.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition for the years ended December 31, 2012, 2011 and 2010.

Securities Portfolio

At December 31, 2012, investment securities consisted of U.S. government and its agencies, obligations of municipalities in the State of Texas, mortgage-backed, corporate debt, and equity securities, a note payable and warrants. We have the ability to categorize investments as trading, available-for-sale, and held-to-maturity. We classify our fixed maturities and equity securities as available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term.

The securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, our policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk.

The securities portfolio consists of two major components: trading securities and securities available for sale. Trading securities are carried at fair value, marked to market through operations and held at the Bank and First Southwest.

Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income.

The table below summarizes our securities portfolio (in thousands).

	December 31,
	2012	2011	2010
Trading securities, at fair value	$90,113	$—	$—

Securities available for sale, at fair value
U.S. government agencies:
Bonds	533,422	29,165	16,001
Residential mortgage-backed securities	23,581	12,652	13,641
Collateralized mortgage obligations	96,049	—	—
Corporate debt securities	87,189	100,681	90,926
States and political subdivisions	172,934	—	—
Commercial mortgage-backed securities	1,073	2,303	2,594
Equity securities	20,428	19,022	8,768
Note receivable	44,160	38,588	—
Warrants	12,117	21,789	—
	990,953	224,200	131,930

Securities held to maturity, at amortzied cost
U.S. government agencies:
Bonds	—	—	17,035
Total securities portfolio	$1,081,066	$224,200	$148,965

We had a net unrealized gain of $12.5 million related to the available for sale investment portfolio at December 31, 2012.

The following table sets forth the estimated maturities of securities, excluding trading and available for sale equity securities. Contractual maturities may be different (dollar amounts in thousands, yields are tax-equivalent).

	December 31, 2012
	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. government agencies
Bonds
Amortized cost	$6,999	$30,469	$—	$494,466	$531,934
Fair value	7,076	31,472	—	494,874	533,422
Weighted average yield	3.03%	1.86%	—	1.60%	1.63%
Residential mortgage-backed securities
Amortized cost	32	6,693	84	16,215	23,024
Fair value	32	6,706	83	16,760	23,581
Weighted average yield	-0.65%	1.86%	6.07%	4.98%	4.07%
Collateralized mortgage obligations
Amortized cost	34,952	47,558	—	13,564	96,074
Fair value	34,921	47,566	—	13,562	96,049
Weighted average yield	0.80%	1.02%	—	4.31%	1.40%
Corporate debt securities
Amortized cost	14,154	40,249	24,282	915	79,600
Fair value	14,282	43,888	28,024	995	87,189
Weighted average yield	3.71%	3.89%	4.65%	6.23%	4.12%
States and political subdivisions
Amortized cost	—	5,372	17,098	152,534	175,004
Fair value	—	5,369	17,042	150,523	172,934
Weighted average yield	—	2.25%	2.41%	3.31%	3.19%
Commercial mortgage-backed securities
Amortized cost	—	—	—	1,001	1,001
Fair value	—	—	—	1,073	1,073
Weighted average yield	—	—	—	5.99%	5.99%
Note receivable
Amortized cost	—	40,508	—	—	40,508
Fair value	—	44,160	—	—	44,160
Weighted average yield	—	12.64%	—	—	12.64%
Warrants
Amortized cost	—	12,068	—	—	12,068
Fair value	—	12,117	—	—	12,117
Weighted average yield	—	0.36%	—	—	0.36%
Total securities portfolio
Amortized cost	$56,137	$182,917	$41,464	$678,695	$959,213
Fair value	56,311	191,278	45,149	677,787	970,525
Weighted average yield	1.81%	4.39%	3.73%	2.13%	2.61%

Loan Portfolio

Consolidated loans held for investment at December 31, 2012 are detailed in the table below (in thousands) and classified by type.

	Acquired	Acquired	Total Acquired		Total
	Impaired	Performing	Loans	Originated	Loans
Commercial and industrial	$71,386	$1,492,072	$1,563,458	$96,835	$1,660,293
Real estate	62,247	1,031,379	1,093,626	90,611	1,184,237
Construction and land development	33,070	235,777	268,847	11,627	280,474
Consumer	77	25,061	25,138	2,254	27,392
Loans, gross	166,780	2,784,289	2,951,069	201,327	3,152,396
Allowance for loan losses	—	—	—	(3,409)	(3,409)
Loans, net of allowance	$166,780	$2,784,289	$2,951,069	$197,918	$3,148,987

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $4.1 billion at December 31, 2012. The banking segment’s loan portfolio includes a $1.6 billion warehouse line of credit extended to PrimeLending, of which $1.3 billion was drawn at December 31, 2012 and is eliminated from net loans on our consolidated balance sheets.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At December 31, 2012, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate loan portfolio. The areas of concentration within our real estate portfolio were construction and land development loans and non-construction commercial real estate loans. At December 31, 2012, construction and land development loans were 9.64% of total loans, while non-construction commercial real estate loans were 28.98% of total loans. The banking segment’s loan concentrations were within regulatory guidelines at December 31, 2012.

The following table provides information regarding the maturities of the banking segment’s commercial and real estate loans held for investment, net of unearned income (in thousands).

	December 31, 2012
	Due Within	Due From One	Due After
	One Year	To Five Years	Five Years	Total
Commercial and industrial	$2,067,087	$464,088	$117,983	$2,649,158
Real estate (including construction and land development)	224,254	586,022	655,083	1,465,359
Total	$2,291,341	$1,050,110	$773,066	$4,114,517

Fixed rate loans	$2,186,665	$1,030,085	$772,140	$3,988,890
Floating rate loans	104,676	20,025	926	125,627
Total	$2,291,341	$1,050,110	$773,066	$4,114,517

In the table above, floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. The majority of floating rate loans carry an interest rate tied to The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale was $1.4 billion at December 31, 2012.

The components of the mortgage origination segment’s loans held for sale and pipeline loans at December 31, 2012 are shown in the following table (in thousands).

Loans held for sale:
Unpaid principal balance	$1,358,267
Fair value adjustment	40,908
$1,399,175

Pipeline loans:
Unpaid principal balance	$968,083
Fair value adjustment	15,150
$983,233

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents.  These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectibility exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $277.0 million at December 31, 2012.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans held for investment. Our management has responsibility for determining the level of the allowance for loan losses, subject to review by the Audit Committee of our Board of Directors and the Directors’ Loan Review Committee of the Bank’s Board of Directors.

It is our management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that we will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan, or portion thereof, is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses. Any subsequent recovery of charged-off loans is added back to the allowance for loan losses.

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic and is individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards; changes in economic and business conditions and developments that affect the collectibility of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending management and staff; changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; changes in the loan review system; changes in the value of underlying collateral for collateral-dependent loans; and any concentrations of credit and changes in the level of such concentrations.

We design our loan review program to identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review on an individual basis all loan relationships over $0.5 million that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At December 31, 2012, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing portfolio at December 31, 2012, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $0.4 million for the month ended December 31, 2012. Our allowance for loan losses totaled $3.4 million at December 31, 2012.

In connection with the acquisition of PlainsCapital, Hilltop acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses.

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $3.8 million for the month ended December 31, 2012.

The following table presents the activity in our allowance for loan losses for the month ended December 31, 2012 (dollars in thousands). Substantially all of the activity shown below occurred within the banking segment, which was acquired as a part of the PlainsCapital transaction.

Balance, December 1, 2012	$—
Provisions charged to operating expenses	3,800
Recoveries of loans previously charged off:
Commercial and industrial	—
Real estate	—
Construction and land development	—
Consumer	—
Total recoveries	—
Loans charged off:
Commercial and industrial	391
Real estate	—
Construction and land development	—
Consumer	—
Total charge-offs	391
Net charge-offs	(391)
Balance, end of year	$3,409

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, at December 31, 2012 are presented in the table below (dollars in thousands).

		% of
		Gross
	Reserve	Loans
Commercial and industrial	$1,845	52.69%
Real estate (including construction and land development)	1,559	46.44%
Consumer	5	0.87%
Total	$3,409	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. At December 31, 2012, we had 8 credit relationships totaling $8.7 million of potential problem loans, which are assigned a grade of special mention within our risk grading matrix.  Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months.

Non-Performing Assets

The following table presents our components of non-performing assets at December 31, 2012 (dollars in thousands).

Non-performing loans as a percentage of total loans	0.04%

Other real estate owned	$11,098

Other repossessed assets	$557

Non-performing assets	$13,411

Non-performing assets as a percentage of total assets	0.18%

At December 31, 2012, non-performing loans totaled $1.8 million all of which were loans secured by residential real estate. Loans past due 90 days and still accruing were $2.0 million at December 31, 2012, all of which were secured commercial and industrial loans. There were no troubled debt restructurings at December 31, 2012.

Other real estate owned was $11.1 million at December 31, 2012 and included commercial properties of $6.8 million, commercial real estate property consisting of parcels of unimproved land of $3.1 million and residential lots under development of $1.2 million.

Insurance Losses and Loss Adjustment Expenses

The liability for insurance losses and loss adjustment expenses represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The methods that our actuaries utilize to estimate ultimate loss and LAE amounts are paid and reported loss development methods and paid and reported Bornhuetter-Ferguson methods.

Insured losses for a given accident year change in value over time as additional information on claims is received, as claim conditions change and as new claims are reported. This process is commonly referred to as loss development. To project ultimate losses and LAE, our actuaries examine the paid and reported losses and LAE for each accident year and multiply these values by a loss development factor. The selected loss development factors are based upon a review of the loss development patterns indicated in the companies’ historical loss triangles and applicable insurance industry loss development factors.

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

The results of each actuarial method performed by year are reviewed to select an ultimate loss and LAE amount for each accident year. In general, more weight is given to the loss development projections for more mature accident periods and more weight is given to the BF methods for less mature accident periods.

The combination of the methodologies described above is used for all insurance lines of business, regardless of whether the line is a short-tailed or long-tailed line of business, though specific parameter selections within the methods vary to reflect the nature of the underlying line of business. ASIC and NLIC specialize in writing fire and extended coverage for low-value dwellings, mobile homes and homeowners, which generally are considered short-tailed coverages. In addition, ASIC and NLIC write a small amount of commercial risks, which are still predominantly property coverages, along with some low-limit liability coverages.

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

In arriving at our best estimate of the unpaid losses and LAE, and based on management discussion with our actuaries, we would consider reasonably likely changes in the key assumptions, such as the underlying loss development pattern or the expected loss ratio, to have an impact on our best estimate by +/- 10%. At December 31, 2012, this equates to approximately +/- $2.4 million, or 2% of insurance segment equity, and 2.2% of calendar year 2012 insurance losses.

The following table presents our gross loss and LAE reserve amounts for each of NLIC and ASIC by line of business (in thousands).

December 31, 2012	Homeowners	Special Property	Commercial Multiple Peril	Other Liability	All Lines

ASIC	$2,151	$394	$—	$810	$3,355
NLIC	18,825	9,310	1,449	1,073	30,657
Consolidated	$20,976	$9,704	$1,449	$1,883	$34,012

December 31, 2011	Homeowners	Special Property	Commercial Multiple Peril	Other Liability	All Lines

ASIC	$2,217	$255	$5	$1,316	$3,793
NLIC	26,275	11,913	1,832	1,022	41,042
Consolidated	$28,492	$12,168	$1,837	$2,338	$44,835

Deposits

The Company’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investment in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings) is constantly changing due to the banking segment’s needs and market conditions. Overall, average deposits totaled $4.6 billion for the month ended December 31, 2012. The table below presents the average balance of deposits and the average rate paid on those deposits (dollars in thousands).

	Average	Average
	Balance	Rate Paid
Noninterest-bearing demand deposits	$214,586	0.00%
Interest-bearing demand deposits	2,806,690	0.01%
Savings deposits	177,803	0.03%
Certificates of deposit	1,355,435	0.04%
	$4,554,514	0.02%

The maturity of interest-bearing time deposits of $100,000 or more at December 31, 2012 is set forth in the table below (in thousands).

Months to maturity:
3 months or less	$154,064
3 months to 6 months	316,401
6 months to 12 months	230,550
Over 12 months	280,236
$981,251

At December 31, 2012, there were $701.0 million in interest-bearing time deposits scheduled to mature within one year.

Borrowings

Our borrowings at December 31, 2012 are shown in the table below (in thousands):

		Average
	Balance	Rate Paid
Short-term borrowings	$728,250	0.33%
Notes payable	141,539	5.89%
Junior subordinated debentures	67,012	3.53%
	$936,801	1.40%

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB and short-term bank loans. Notes payable is comprised of borrowings under term notes and a revolving line of credit with JPMorgan Chase and nonrecourse notes owed by First Southwest. At December 31, 2012, PrimeLending had a revolving line of credit with JPMorgan Chase which had availability of $1.0 million and had not been drawn against.

Liquidity and Capital Resources

Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $7.3 billion at December 31, 2012. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making acquisitions, and, if necessary or appropriate, from additional equity or debt financing sources. Liquidity refers to the measure of our ability to meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on our net interest income. We discuss our management of interest rate and other risks in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” herein.

Our asset and liability group is responsible for continuously monitoring our liquidity position to ensure that assets and liabilities are managed in a manner that will meet our short-term and long-term cash requirements. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities and collateralized mortgage obligations, the possible sale of available for sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. For short-term liquidity needs, we utilize federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions.  For intermediate liquidity needs, we utilize advances from the FHLB. To supply liquidity over the longer term, we have access to brokered certificates of deposit, term loans at the FHLB and borrowings under lines of credit with other financial institutions.

At December 31, 2012, $114.1 million of our Series B Preferred Stock was outstanding under the SBLF. The Series B Preferred Stock has an aggregate liquidation preference of $114.1 million and qualifies as Tier 1 Capital for regulatory purposes.

The terms of the Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Series B Preferred Stock is outstanding based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank from its historical average level of QSBL at each of the four quarter ends leading up to June 30, 2010 (the “Baseline”). Until March 2016, the dividend rate will generally decrease if we increase our level of QSBL from the Baseline and increase if we decrease our level of QSBL from the Baseline, subject to certain limitations described in the Certificate of Designations.

The dividend rate on the Series B Preferred stock was 2.730% at December 31, 2012. The dividend rate for the period from January 1, 2013 to March 31, 2013 is 2.468%.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At December 31, 2012, Hilltop exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 17.81%, Tier 1 capital to risk weighted assets ratio of 17.72% and a Tier 1 capital to average assets, or leverage, ratio of 13.08%. The Tier 1 Capital (to average assets) ratio was calculated using the average assets for the month of December 2012. At December 31, 2012, the Bank was also considered to be “well-capitalized.” We discuss regulatory capital requirements in more detail in Note 19 to our consolidated financial statements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $725.2 million at December 31, 2012, an increase of $146.7 million from $578.5 million at December 31, 2011. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash provided by operations during 2012 was $113.9 million, an increase in cash flow of $117.2 million compared with 2011. Cash provided by operations increased primarily due to the PlainsCapital acquisition on November 30, 2012 and inclusion of operating activities of the banking, mortgage origination and financial advisory segments for the month ended December 31, 2012.

We use cash primarily to originate loans and purchase securities for our investment portfolio. During 2012, the amount of cash used by lending activities decreased by $60.7 million compared with 2011. Our investment securities portfolio was $1.1 billion at December 31, 2012. Cash used in our investment activities included net purchases of securities for our investment portfolio during 2012, which were $147.4 million compared to net purchases of $10.4 million during 2011. We sold approximately $4.9 million and $5.5 million of available for sale securities during the years ended December 31, 2012 and 2011, respectively.

Cash provided by financing activities during 2012 was $19.9 million, an increase in cash provided of $26.8 million compared with 2011. The increase in cash provided was due primarily to the PlainsCapital acquisition on November 30, 2012 and the inclusion of financing activities of the banking segment for the month ended December 31, 2012

We had deposits of $4.7 billion at December 31, 2012, all of which resulted from the PlainsCapital acquisition. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At December 31, 2012, money market deposits, including brokered deposits, were $2.6 billion; time deposits, including brokered deposits, were $1.4 billion and noninterest bearing demand deposits were $323.4 million.

Our 15 largest depositors, excluding our indirect wholly owned subsidiary, First Southwest and PrimeLending, accounted for approximately 19.23% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 11.19% of our total deposits at December 31, 2012. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.6 billion maintained with the Bank. At December 31, 2012, PrimeLending had outstanding borrowings of $1.3 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released, although it may retain servicing in limited circumstances. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unrelated commercial bank of up to $1.0 million. At December 31, 2012, PrimeLending had no borrowings under this line of credit.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with three unaffiliated banks of up to $215.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At December 31, 2012, FSC had borrowed $122.9 million under these credit arrangements.

Our insurance operating subsidiary has primary investment objectives to preserve capital and manage for a total rate of return. Our strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash, and short-term investments constituted $190.8 million, or 93.8%, of NLASCO’s $203.4 million in investments at December 31, 2012. NLASCO had $12.6 million, or 6.2% of its investments, in equity investments at December 31, 2012. We currently do not have any significant concentration in both direct and indirect guarantor exposure. NLASCO has no investments in subprime mortgages. NLASCO has custodial agreements with Wells Fargo, and an investment management agreement with DTF Holdings, LLC.

Contractual Obligations

The following table presents information regarding our contractual obligations at December 31, 2012 (in thousands).  Payments related to leases are based on actual payments specified in the underlying contracts. Our reserve for losses and loss adjustment expenses does not have contractual maturity dates. However, based on historical payment patterns, the amounts presented are management’s estimate of the expected timing of these payments. The timing of payments is subject to significant uncertainty. NLASCO maintains a portfolio of investments with varying maturities to provide adequate cash flows for such payments.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Reserve for losses and loss adjustment expenses	$19,694	$11,292	$2,857	$169	$34,012
Short-term borrowings	730,632	—	—	—	730,632
Long-term debt obligations	11,696	32,613	14,360	355,814	414,483
Capital lease obligations	1,063	2,170	2,232	10,680	16,145
Operating lease obligations	19,308	29,602	19,416	34,608	102,934
Total	$782,393	$75,677	$38,865	$401,271	$1,298,206

Impact of Inflation and Changing Prices

The Company’s consolidated financial statements included herein have been prepared in accordance with GAAP, which presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the U.S. government, its agencies and various other governmental regulatory authorities.

Off-Balance Sheet Arrangements; Commitments; Guarantees

In the normal course of business, we enter into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. We assess the credit risk associated with certain commitments to extend credit and have recorded a liability related to such credit risk in our consolidated financial statements.

Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

In the normal course of business, FSC executes, settles and finances various securities transactions that may expose FSC to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the account of FSC, clearing agreements between FSC and various clearinghouses and broker-dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, which requires us to make certain estimates and assumptions that affect amounts reported in the consolidated financial statements. As more information is becomes known, these estimates and assumptions could change, thus having an impact on the amounts reported in the future. We have provided a summary of our significant accounting policies in Note 1 to the accompanying consolidated financial statements. The followings are considered to be our critical accounting estimates.

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to our consolidated financial statements, which are included in this Annual Report. You are encouraged to read in its entirety Note 1 to our consolidated financial statements for additional insight into management’s approach and methodology in estimating the allowance for loan losses. We believe that the following are our significant accounting policies, the allowance for loan losses and our reserve for losses and loss adjustment expenses involve a higher degree of judgment and complexity.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Loans are charged to the allowance when the loss is confirmed or when a determination is made that a probable loss has occurred on a specific loan. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is appropriate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be appropriate to absorb losses. Management’s judgment regarding the appropriateness of the allowance for loan losses involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the ability to collect certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control. For additional discussion of allowance for loan losses and provisions for loan losses, see the section entitled “Allowance for Loan Losses” earlier in this Item 7.

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses represent our best estimate of our ultimate liability for losses and loss adjustment expenses relating to events that occurred prior to the end of any given accounting period but have not been paid. Months and potentially years may elapse between the occurrence of a loss covered by one of our insurance policies, the reporting of the loss and the payment of the claim. We record a liability for estimates of losses that will be paid for claims that have been reported, which is referred to as case reserves. As claims are not always reported when they occur, we estimate liabilities for claims that have occurred but have not been reported (“IBNR”).

Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of cumulative paid claims and by the amount of our case reserves. The reserve analysis performed by our actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, the results of the reserve analysis are summarized and discussed with our senior management. The senior management group considers many factors in determining the amount of reserves to record for financial statement purposes. These factors include the extent and timing of any recent catastrophic events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Loss and Loss Adjustment Expense Reserves” earlier in this Item 7 for additional discussion.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets were initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. In the event that facts and circumstances indicate that the goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives have been fully amortized over their useful lives. We perform required annual impairment tests of our goodwill and other intangible assets as of December 31st for our insurance reporting unit, while the acquired banking, mortgage origination and financial advisory reporting units will be tested for impairment annually as of October 1st.

The goodwill impairment test is a two-step process that requires us to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on valuation techniques, including a discounted cash flow model using revenue and profit forecasts and recent industry transaction and trading multiples of our peers, and comparing those estimated fair values with the carrying values of the assets and liabilities of the reporting unit, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment, if any, by determining an “implied fair value” of goodwill. The determination of the “implied fair value” of goodwill of a reporting unit requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value.

Our evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by us, future impairment charges may become necessary that could have a materially adverse impact on our results of operations and financial condition in the period in which the write-off occurs.

Loan Indemnification Liability

The mortgage origination segment may be responsible for errors or omissions relating to its representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. If determined to be at fault, the mortgage origination segment either repurchases the loans from the investors or reimburses the investors’ losses (a “make-whole” payment). The mortgage origination segment has established an indemnification liability for such probable losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. Although we consider this reserve to be appropriate, there can be no assurance that the reserve will prove to be appropriate overtime to cover ultimate losses, due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters will be considered in the reserving process when known.

Acquisition Accounting

We account for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values at the date of acquisition. Management applies various valuation methodologies to these acquired assets and assumed liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, among others, projected cash flows, prepayment and default assumptions, discount rates, and realizable collateral values. The purchase date valuations, which are considered preliminary and are subject to change for up to one year after the acquisition date, determine the amount of goodwill recognized in connection with the business combination. While we are in the process of finalizing our purchase price allocation, significant changes are not anticipated. Certain assumptions and estimates must be updated regularly in connection with the ongoing accounting for purchased loans. Valuation assumptions and estimates may also have to be revisited in connection with periodic assessments of possible value impairment, including impairment of goodwill, intangible assets and certain other long-lived assets. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on the Company’s results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses, and therefore our actual results may differ from any of the following projections. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures.

We are engaged primarily in the business of investing funds obtained from deposits and borrowings in interest-earning loans and investments, and our primary component of market risk is interest rate risk volatility. Consequently, our earnings depend to a significant extent on our net interest income, which is the difference between interest income on loans and investments and our interest expense on deposits and borrowing. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-bearing assets, we are subject to interest rate risk and corresponding fluctuations in net interest income.

Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The magnitude of the change in earnings and market value of equity resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, the general level of interest rates and customer actions. Our objective is to measure the effect of interest rate changes on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

There are several common sources of interest rate risk that must be effectively managed if there is to be minimal impact on our earnings and capital. Repricing risk arises largely from timing differences in the pricing of assets and liabilities.  Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower or higher rates. Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally. Yield curve risk refers to unequal movements in interest rates across a full range of maturities.

We have employed asset/liability management policies that attempt to manage our interest-earning assets and interest-bearing liabilities, thereby attempting to control the volatility of net interest income, without having to incur unacceptable levels of credit or investment risk. We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. In addition, the asset/liability management policies permit the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (“GAP”) and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income resulting from a movement in interest rates. A company is considered to be asset sensitive, or have a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or have a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. However, it is our intent to achieve a proper balance so that incorrect rate forecasts should not have a significant impact on earnings.

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on December 31, 2012 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

As illustrated in the table below, the banking segment is asset sensitive overall. Loans that adjust daily or monthly to the Wall Street Journal Prime rate comprise a large percentage of interest sensitive assets and are the primary cause of the banking segment’s asset sensitivity. To help neutralize interest rate sensitivity, the banking segment has kept the terms of most of its borrowings under one year (dollars in thousands).

	December 31, 2012
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,870,366	$407,975	$397,517	$155,692	$310,359	$4,141,909
Securities	10,579	34,871	44,626	13,995	684,184	788,255
Federal funds sold and securities purchased under agreements to resell	4,421	—	—	—	—	4,421
Other interest sensitive assets	322,016	—	—	—	—	322,016
Total interest sensitive assets	3,207,382	442,846	442,143	169,687	994,543	5,256,601

Interest sensitive liabilities:
Interest bearing checking	$1,700,656	$—	$—	$—	$—	$1,700,656
Savings	180,367	—	—	—	—	180,367
Time deposits	566,130	629,567	136,675	18,504	43,680	1,394,556
Notes payable & other borrowings	605,581	705	2,008	1,077	7,650	617,021
Total interest sensitive liabilities	3,052,734	630,272	138,683	19,581	51,330	3,892,600

Interest sensitivity gap	$154,648	$(187,426)	$303,460	$150,106	$943,213	$1,364,001

Cumulative interest sensitivity gap	$154,648	$(32,778)	$270,682	$420,788	$1,364,001

Percentage of cumulative gap to total interest sensitive assets	2.94%	-0.62%	5.15%	8.00%	25.95%

The positive GAP in the interest rate sensitivity analysis indicates that banking segment net interest income would generally rise if rates increase. Because of inherent limitations in interest rate sensitivity analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine the effect on net interest income changes for the next 12 months. The banking segment also measures the effects of changes in interest rates on market value of equity by discounting projected cash flows of deposits and loans. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than the GAP analysis. Simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products. Also, unlike GAP analysis, simulation analysis takes into account the effect of embedded options in the securities and loan portfolios as well as any off-balance-sheet derivatives.

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on market value of portfolio equity for the banking segment at December 31, 2012 (dollars in thousands).

December 31, 2012
Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Market Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$(11,305)	-5.18%	$60,424	7.50%
+200	$(10,859)	-4.97%	$47,418	5.88%
+100	$(8,713)	-3.99%	$34,474	4.28%
-50	$1,516	0.69%	$(45,321)	-5.62%

The projected changes in net interest income and market value of equity to changes in interest rates at December 31, 2012 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

The historically low level of interest rates, combined with the existence of rate floors that are in effect for a significant portion of the loan portfolio, are projected to cause yields on our earning assets to rise more slowly than increases in market interest rates. As a result, in a rising interest rate environment, our interest rate margins are projected to compress until the rise in market interest rates is sufficient to allow our loan portfolio to reprice above applicable rate floors.

At December 31, 2012, total debt outstanding on our consolidated balance sheet was $141.5 million, and was comprised of approximately $83.9 million of indebtedness subject to fixed interest rates and approximately $57.5 million, or 41%, subject to variable interest rates. If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

Item 8. Financial Statements and Supplementary Data.

Our financial statements required by this item are submitted as a separate section of this Annual Report. See “Financial Statements,” commencing on page F-1 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. We have excluded from our evaluation the internal controls over financial reporting of PlainsCapital Corporation, which was acquired on November 30, 2012. The total assets and total income before income taxes of the excluded business represent

$6.7 billion and $12.9 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012. Based on our assessment, management concluded that, at December 31, 2012, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, or in Item 5 of this Annual Report for the year ended December 31, 2012, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.

Hilltop Holdings Inc.
	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) for Hilltop Holdings Inc.	F-2
	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) for PrimeLending	F-3
	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP) for First Southwest Company	F-4
	Consolidated Balance Sheets	F-5
	Consolidated Statements of Operations	F-6
	Consolidated Statements of Comprehensive Income (Loss)	F-7
	Consolidated Statements of Stockholders’ Equity	F-8
	Consolidated Statements of Cash Flows	F-9
	Notes to Consolidated Financial Statements	F-10

2.	Financial Statement Schedules.

The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements.

3.	Exhibits. See the Exhibit Index following the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: March 15, 2013	By:	/s/ Jeremy B. Ford
Jeremy B. Ford
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Chief Executive Officer and Director	March 15, 2013
Jeremy B. Ford	(Principal Executive Officer)

/s/ Darren Parmenter	Senior Vice President — Finance	March 15, 2013
Darren Parmenter	(Principal Financial and Accounting Officer)

/s/ Charlotte Jones Anderson	Director	March 15, 2013
Charlotte Jones Anderson

/s/ Rhodes Bobbitt	Director	March 15, 2013
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Audit Committee Member	March 15, 2013
Tracy A. Bolt

/s/ W. Joris Brinkerhoff	Director	March 15, 2013
W. Joris Brinkerhoff

/s/ Charles R. Cummings	Director and Chairman of Audit Committee	March 15, 2013
Charles R. Cummings

/s/ Hill A. Feinberg	Director	March 15, 2013
Hill A. Feinberg

/s/ Gerald J. Ford	Director	March 15, 2013
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	March 15, 2013
J. Markham Green

/s/ Jess T. Hay	Director	March 15, 2013
Jess T. Hay

/s/ William T. Hill, Jr.	Director	March 15, 2013
William T. Hill, Jr.

/s/ James R. Huffines	Director	March 15, 2013
James R. Huffines

/s/ Lee Lewis	Director	March 15, 2013
Lee Lewis

/s/ Andrew J. Littlefair	Director	March 15, 2013
Andrew J. Littlefair

Signature	Capacity in which Signed	Date

/s/ W. Robert Nichols, III	Director	March 15, 2013
W. Robert Nichols, III

/s/ C. Clifton Robinson	Director	March 15, 2013
C. Clifton Robinson

/s/ Kenneth D. Russell	Director	March 15, 2013
Kenneth D. Russell

/s/ A. Haag Sherman	Director	March 15, 2013
A. Haag Sherman

/s/ Robert Taylor, Jr.	Director	March 15, 2013
Robert Taylor, Jr.

/s/ Carl B. Webb	Director	March 15, 2013
Carl B. Webb

/s/ Alan B. White	Director	March 15, 2013
Alan B. White

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated May 8, 2012, by and among Hilltop Holdings Inc., Meadow Corporation and PlainsCapital Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2012 (File No. 001-31987) and incorporated herein by reference).

3.1*

Articles of Amendment and Restatement of Affordable Residential Communities Inc., dated February 16, 2004, as amended or supplemented by: Articles Supplementary, dated February 16, 2004; Corporate Charter Certificate of Notice, dated June 6, 2005; Articles of Amendment, dated January 23, 2007; Articles of Amendment, dated July 31, 2007; Corporate Charter Certificate of Notice, dated September 23, 2008; Articles Supplementary, dated December 15, 2010; Articles Supplementary, dated as of November 29, 2012 relating to Subtitle 8 election; and Articles Supplementary relating to Non-Cumulative Perpetual Preferred Stock, Series B, of Hilltop Holdings Inc..

3.2

Second Amended and Restated Bylaws of Hilltop Holdings Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 16, 2009 (File No. 001-31987) and incorporated herein by reference).

4.1

Form of Certificate of Common Stock of Hilltop Holdings Inc. (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-31987) and incorporated herein by reference).

4.2*	Form of Certificate of Non-Cumulative Perpetual Preferred Stock, Series B, of Hilltop Holdings Inc.

4.3	Corporate Charter Certificate of Notice, dated June 6, 2005 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-125854) and incorporated herein by reference).

4.4.1

Indenture, dated August 9, 2005, by and between Affordable Residential Communities LP and U.S. Bank National Association, as Trustee, regarding the 7½% Senior Exchangeable Notes Due 2025 of Affordable Residential Communities LP (filed as Exhibit 4.7.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-31987) and incorporated herein by reference).

4.4.2

Form of Waiver to the Indenture, dated August 9, 2005, by and between Affordable Residential Communities LP and U.S. Bank National Association, as Trustee, with respect to the 7½% Senior Exchangeable Notes Due 2025 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 17, 2007 (File No. 001-31987) and incorporated herein by reference).

4.5.1

Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among U.S. Bank National Association (successor in interest to State Street Bank and Trust Company of Connecticut, National Association), as Institutional Trustee, PlainsCapital Corporation (successor by merger to Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators (filed as Exhibit 4.2 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.5.2

First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, by and between PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and U.S. Bank National Association, as Institutional Trustee (filed as Exhibit 4.3 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.5.3

Indenture, dated as of July 31, 2001, by and between PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and U.S. Bank National Association (successor in interest to State Street Bank and Trust Company of Connecticut, National Association), as Trustee (filed as Exhibit 4.4 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.5.4

First Supplemental Indenture, dated as of August 7, 2006, by and between PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.5 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.5.5*

Second Supplemental Indenture, dated as of November 30, 2012, by and among U.S. Bank National Association, as Trustee, PlainsCapital Corporation (f/k/a Meadow Corporation) and PlainsCapital Corporation.

4.5.6

Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of Plains Capital Corporation, dated as of August 7, 2006, by PlainsCapital Corporation (successor by merger to Plains Capital Corporation) in favor of U.S. Bank National Association, as Institutional Trustee for PCC Statutory Trust I (filed as Exhibit 4.6 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.5.7

Guarantee Agreement, dated as of July 31, 2001, by and between PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and U.S. Bank National Association (successor in interest to State Street Bank and Trust Company of Connecticut, National Association), as Trustee (filed as Exhibit 4.7 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.5.8

First Amendment to Guarantee Agreement, dated as of August 7, 2006, by and between PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and U.S. Bank National Association, as Guarantee Trustee (filed as Exhibit 4.8 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.6.1

Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, as Institutional Trustee, PlainsCapital Corporation (successor by merger to Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators (filed as Exhibit 4.9 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.6.2

Indenture, dated as of March 26, 2003, by and between PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.10 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.6.3*

First Supplemental Indenture, dated as of November 30, 2012, by and among U.S. Bank National Association, as Trustee, PlainsCapital Corporation (f/k/a Meadow Corporation) and PlainsCapital Corporation.

4.6.4

Floating Rate Junior Subordinated Deferrable Interest Debenture of Plains Capital Corporation, dated as of March 26, 2003, by PlainsCapital Corporation (successor by merger to Plains Capital Corporation) in favor of U.S. Bank National Association, as Institutional Trustee for PCC Statutory Trust II (filed as Exhibit 4.11 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.6.5

Guarantee Agreement, dated as of March 26, 2003, by and between PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and U.S. Bank National Association, as Guarantee Trustee (filed as Exhibit 4.12 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.7.1

Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, as Institutional Trustee, PlainsCapital Corporation (successor by merger to Plains Capital Corporation), and Alan B. White, George McCleskey, and Jeff Isom, as Administrators (filed as Exhibit 4.13 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.7.2

Indenture, dated as of September 17, 2003, by and between PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.14 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.7.3*

First Supplemental Indenture, dated as of November 30, 2012, by and among U.S. Bank National Association, as Trustee, PlainsCapital Corporation (f/k/a Meadow Corporation) and PlainsCapital Corporation.

4.7.4

Floating Rate Junior Subordinated Deferrable Interest Debenture of Plains Capital Corporation, dated as of September 17, 2003, by PlainsCapital Corporation (successor by merger to Plains Capital Corporation) in favor of U.S. Bank National Association, as Institutional Trustee for PCC Statutory Trust III (filed as Exhibit 4.15 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.7.5

Guarantee Agreement, dated as of September 17, 2003, by and between PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and U.S. Bank National Association, as Guarantee Trustee (filed as Exhibit 4.16 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.8.1

Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation (successor by merger to Plains Capital Corporation), Wells Fargo Bank, N.A., as Property Trustee, Wells Fargo Delaware Trust Company, as Delaware Trustee, and Alan B. White, DeWayne Pierce, and Jeff Isom, as Administrative Trustees (filed as Exhibit 4.17 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.8.2

Junior Subordinated Indenture, dated as of February 22, 2008, by and between PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and Wells Fargo Bank, N.A., as Trustee (filed as Exhibit 4.18 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.8.3*	First Supplemental Indenture, dated as of November 30, 2012, by and between PlainsCapital Corporation and Wells Fargo Bank, National Association, as Trustee.

4.8.4

Plains Capital Corporation Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation (successor by merger to Plains Capital Corporation) in favor of Wells Fargo Bank, N.A., as Property Trustee of PCC Statutory Trust IV (filed as Exhibit 4.19 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.8.5

Guarantee Agreement, dated as of February 22, 2008, by and between PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and Wells Fargo Bank, N.A., as Guarantee Trustee (filed as Exhibit 4.20 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

10.1.1

First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities LP, dated February 11, 2004 (filed as Exhibit 10.1.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-31987) and incorporated herein by reference).

10.1.2

Amendment to the First Amended and Restated Agreement of Limited Partnership of Affordable Residential Communities LP, dated July 3, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2007 (File No. 001-31987) and incorporated herein by reference).

10.2.1†

Affordable Residential Communities Inc. 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-109816) and incorporated herein by reference).

10.2.2†

Form of Restricted Stock Grant Agreement for use under the Affordable Residential Communities Inc. 2003 Equity Incentive Plan (filed as Exhibit 10.2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-31987) and incorporated herein by reference).

10.2.3†

Form of Affordable Residential Communities Inc. 2003 Equity Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.2.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-31987) and incorporated herein by reference).

10.3†

Affordable Residential Communities Inc. Management Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-109816) and incorporated herein by reference).

10.4

Registration Rights Agreement, dated August 9, 2005, among Affordable Residential Communities LP, Affordable Residential Communities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-31987) and incorporated herein by reference).

10.5

Common Stock Delivery Agreement, dated August 9, 2005, by and between Affordable Residential Communities LP and Affordable Residential Communities Inc. (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-31987) and incorporated herein by reference).

10.6

Registration Rights Agreement, dated January 31, 2007, by and between Affordable Residential Communities Inc. and C. Clifton Robinson. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2007 (File No. 001-31987) and incorporated herein by reference).

10.7

Stock Purchase Agreement, dated October 6, 2006, by and between Affordable Residential Communities Inc. and Flexpoint Fund, L.P. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2007 (File No. 001-31987) and incorporated herein by reference).

10.8

Registration Rights Agreement, dated January 31, 2007, by and between Affordable Residential Communities Inc. and Flexpoint Fund, L.P. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 5, 2007 (File No. 001-31987) and incorporated herein by reference).

10.9.1†

Management Services Agreement, dated April 28, 2008, but effective as of January 1, 2008, by and between Hilltop Holdings Inc. and Diamond A Administration Company LLC (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on April 30, 2008 (File No. 001-31987) and incorporated herein by reference).

10.9.2†

First Amendment to Management Services Agreement, dated as of March 15, 2010, by and between Hilltop Holdings Inc. and Diamond A Administration Company LLC (filed as Exhibit 10.14.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2010 (File No. 001-31987) and incorporated herein by reference).

10.9.3†

Second Amendment to Management Services Agreement, dated as of April 30, 2010, by and between Hilltop Holdings Inc. and Diamond A Administration Company LLC (filed as Exhibit 10.14.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2010 (File No. 001-31987) and incorporated herein by reference).

10.10†

Employment Agreement, dated January 31, 2007, by and between NLASCO, Inc. and Greg Vanek (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-31987) and incorporated herein by reference).

10.11†

Compensation arrangement with Jeremy B. Ford (filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on May 5, 2010 (File No. 001-31987) and incorporated herein by reference).

10.12.1

Funding Agreement, dated as of March 20, 2011, by and among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2011 (File No. 001-31987) and incorporated herein by reference).

10.12.2

Credit Agreement, dated as of July 29, 2011, by and among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by SWS Group, Inc. on August 1, 2011 (File No. 000-19483) and incorporated herein by reference).

10.12.3

Investor Rights Agreement, dated as of July 29, 2011, by and among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (filed as Exhibit 4.4 to the Current Report on Form 8-K filed by SWS Group, Inc. on August 1, 2011 (File No. 000-19483) and incorporated herein by reference).

10.12.4

Warrant to purchase up to 8,695,652 shares of SWS Group, Inc. common stock issued to Hilltop Holdings Inc. on July 29, 2011 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by SWS Group, Inc. on August 1, 2011 (File No. 000-19483) and incorporated herein by reference).

10.13†

Retention Agreement, dated May 8, 2012, but effective as of November 30, 2012, by and among Alan B. White, Hilltop Holdings Inc. and PlainsCapital Corporation (f/k/a Meadow Corporation) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2012 (File No. 001-31987) and incorporated herein by reference).

10.14.1†

Employment Agreement, dated December 18, 2008, but effective as of December 31, 2008, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and Hill A. Feinberg (filed as Exhibit 10.6 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

10.14.2†

First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and Hill A. Feinberg (filed as Exhibit 10.7 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

10.14.3†

Waiver of Executive’s 2011 Bonus, dated as of March 7, 2012, by Hill A. Feinberg in favor of First Southwest Holdings, LLC (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed by PlainsCapital Corporation (File No. 000-53629) and incorporated herein by reference).

10.14.4*†

Second Amendment to Employment Agreement, dated as of September 12, 2012, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) and Hill A. Feinberg.

10.15†

Retention Agreement, dated May 8, 2012, but effective as of November 30, 2012, by and among Jerry L. Schaffner, Hilltop Holdings Inc. and PlainsCapital Corporation (f/k/a Meadow Corporation) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 11, 2012 (File No. 001-31987) and incorporated herein by reference).

10.16.1†

Employment Agreement, dated as of January 1, 2009, by and between James R. Huffines and PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PlainsCapital Corporation on November 16, 2010 (File No. 000-53629) and incorporated herein by reference).

10.16.2†

First Amendment to Employment Agreement, dated as of March 2, 2009, by and between James R. Huffines and PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PlainsCapital Corporation on November 16, 2010 (File No. 000-53629) and incorporated herein by reference).

10.16.3†

Second Amendment to Employment Agreement, dated as of November 15, 2010, by and between James R. Huffines and PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by PlainsCapital Corporation on November 16, 2010 (File No. 000-53629) and incorporated herein by reference).

10.16.4*†	Third Amendment to Employment Agreement, dated as of September 12, 2012, by and between PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) and James R. Huffines.

10.17.1†

Employment Agreement, dated as of April 1, 2010, by and between Todd Salmans and PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2010, filed by PlainsCapital Corporation (File No. 000-53629) and incorporated herein by reference).

10.17.2*†	First Amendment to Employment Agreement, dated as of September 11, 2012, by and between PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) and Todd Salmans.

10.18*†	Hilltop Holdings Inc. 2012 Equity Incentive Plan, effective September 20, 2012.

10.19*†	Hilltop Holdings Inc. Annual Incentive Plan, effective September 20, 2012.

10.20

Securities Purchase Agreement, dated as of September 27, 2011, by and between PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) and the Secretary of the Treasury (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PlainsCapital Corporation on September 28, 2011 (File No. 000-53629) and incorporated herein by reference).

10.21

Repurchase Letter, dated as of September 27, 2011, by and between PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) and the United Stated Department of the Treasury (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PlainsCapital Corporation on September 28, 2011 (File No. 000-53629) and incorporated herein by reference).

14.1

Hilltop Holdings, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-31987) and incorporated herein by reference).

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 – **	XBRL

*  Filed herewith.

†  Exhibit is a management contract or compensatory plan.

** In accordance with Rule 406T of Regulation S-T, the information in these exhibits is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Index to Consolidated Financial Statements

Hilltop Holdings Inc.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Hilltop Holdings Inc.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hilltop Holdings Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We did not audit the financial statements of PrimeLending and First Southwest Company, both wholly owned subsidiaries of the Company, which statements reflect total assets of approximately $1.5 billion and $0.5 billion, respectively, of the related consolidated total as of December 31, 2012 and total net income before tax of approximately $5.7 million and $1.6 million, respectively, of the related consolidated total for the year ended December 31, 2012. The 2012 financial statements of PrimeLending and First Southwest Company were audited by other auditors whose reports thereon have been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for PrimeLending and First Southwest Company, is based solely on the reports of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded consolidated PlainsCapital Corporation from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination consummated on November 30, 2012. We have also excluded PlainsCapital Corporation from our audit of internal control over financial reporting. PlainsCapital Corporation is a wholly owned subsidiary whose total assets and total net income before income taxes represent $6.7 billion and $12.9 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

PrimeLending, a PlainsCapital Company

We have audited the consolidated financial statements of PrimeLending, a PlainsCapital Company (the Company), which comprise the consolidated balance sheet as of December 31, 2012 (Successor), and the related consolidated statement of income, stockholder’s equity, and cash flows for the period from December 1, 2012 through December 31, 2012 (Successor) and the period from January 1, 2012 through November 30, 2012 (Predecessor), and the related consolidated notes to the financial statements (not presented separately herein).

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PrimeLending, a PlainsCapital Company at December 31, 2012 (Successor), and the results of its operations and its cash flows for the period from December 1, 2012 through December 31, 2012 (Successor) and the period from January 1, 2012 through November 30, 2012 (Predecessor) in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas

March 15, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors

First Southwest Company

We have audited the financial statements of First Southwest Company (the Company), which comprise the statement of financial condition as of December 31, 2012 (Successor), and the related statements of income, changes in stockholder’s equity, and cash flows for the period from December 1, 2012 through December 31, 2012 (Successor) and the period from January 1, 2012 through November 30, 2012 (Predecessor) that are filed pursuant to Rule 17a-5 under the Securities Exchange Act of 1934, and the related notes to the financial statements (not presented separately herein).

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States and in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Southwest Company as of December 31, 2012 (Successor), and the results of its operations and its cash flows for the period from December 1, 2012 through December 31, 2012 (Successor), and the period from January 1, 2012 through November 30, 2012 (Predecessor) in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2013

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Cash and due from banks	$720,741	$578,520
Federal funds sold and securities purchased under agreements to resell	4,421	—
Securities:
Trading, at fair value	90,113	—
Available for sale, at fair value (amortized cost of $978,502 and $202,688, respectively)	990,953	224,200
	1,081,066	224,200

Loans held for sale	1,399,944	—
Loans, net of unearned income	3,152,396	—
Allowance for loan losses	(3,409)	—
Loans, net	3,148,987	—

Broker-dealer and clearing organization receivables	145,564	—
Insurance premiums receivable	24,615	24,390
Deferred policy acquisition costs	19,812	19,182
Reinsurance receivable, net of uncollectible amounts	18,567	25,861
Premises and equipment, net	111,381	2,128
Other assets	280,259	18,082
Goodwill	253,770	23,988
Other intangible assets, net	77,738	9,074
Total assets	$7,286,865	$925,425

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$323,367	$—
Interest-bearing	4,377,094	—
Total deposits	4,700,461	—

Broker-dealer and clearing organization payables	187,990	—
Reserve for losses and loss adjustment expenses	34,012	44,835
Unearned insurance premiums	82,598	80,661
Short-term borrowings	728,250	—
Notes payable	141,539	131,450
Junior subordinated debentures	67,012	—
Other liabilities	198,453	13,096
Total liabilities	6,140,315	270,042
Commitments and contingencies
Stockholders’ equity:
Hilltop Holdings stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series B, liquidation value per share of $1,000; 114,068 and 0 shares issued and outstanding, respectively	114,068	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 83,487,340 and 56,500,828 shares issued and outstanding, respectively	835	565
Additional paid-in capital	1,304,707	918,192
Accumulated other comprehensive income	8,094	13,983
Accumulated deficit	(283,208)	(277,357)
Total Hilltop Holdings stockholders’ equity	1,144,496	655,383
Noncontrolling interest	2,054	—
Total stockholders’ equity	1,146,550	655,383
Total liabilities and stockholders’ equity	$7,286,865	$925,425

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Interest income:
Loans, including fees	$23,900	$—	$—
Securities:
Taxable	13,116	11,049	8,154
Tax-exempt	464	—	—
Federal funds sold and securities purchased under agreements to resell	106	—	—
Interest-bearing deposits with banks	801	—	—
Other	651	—	—
Total interest income	39,038	11,049	8,154

Interest expense:
Deposits	1,013	—	—
Short-term borrowings	215	—	—
Notes payable	8,613	8,985	8,971
Junior subordinated debentures	212	—	—
Other	143	—	—
Total interest expense	10,196	8,985	8,971

Net interest income (expense)	28,842	2,064	(817)
Provision for loan losses	3,800	—	—
Net interest income (expense) after provision for loan losses	25,042	2,064	(817)

Noninterest income:
Net insurance premiums earned	146,701	134,048	117,192
Net realized gains (losses) on securities	112	817	207
Other-than-temporary impairment:
Total other-than-temporary impairment losses on securities	—	—	(70)
Portion of loss recognized in other comprehensive income	—	—	—
Net other-than-temporary impairment losses recognized in earnings	—	—	(70)
Net gains from sale of loans	50,384	—	—
Mortgage loan origination fees	7,224	—	—
Investment and securities advisory fees and commissions	11,238	—	—
Other	8,573	6,785	6,744
Total noninterest income	224,232	141,650	124,073

Noninterest expense:
Loss and loss adjustment expenses	109,159	96,734	70,943
Policy acquisition and other underwriting expenses	43,658	40,196	37,025
Employees’ compensation and benefits	60,972	7,743	7,504
Occupancy and equipment, net	7,360	788	849
Other	34,368	9,793	8,490
Total noninterest expense	255,517	155,254	124,811

Loss before income taxes	(6,243)	(11,540)	(1,555)
Income tax benefit	(1,145)	(5,009)	(1,007)

Net loss	(5,098)	(6,531)	(548)
Less: Net income attributable to noncontrolling interest	494	—	—

Loss attributable to Hilltop Holdings	(5,592)	(6,531)	(548)
Dividends on preferred stock and other	259	—	12,939
Loss applicable to Hilltop Holdings common stockholders	$(5,851)	$(6,531)	$(13,487)

Loss per common share:
Basic	$(0.10)	$(0.12)	$(0.24)
Diluted	$(0.10)	$(0.12)	$(0.24)

Weighted average share information:
Basic	58,754	56,499	56,492
Diluted	58,754	56,499	56,492

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(5,098)	$(6,531)	$(548)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax of $(3,172), $4,692 and $928	(5,889)	8,713	1,723
Comprehensive income (loss)	(10,987)	2,182	1,175
Less: comprehensive income attributable to noncontrolling interest	494	—	—

Comprehensive income (loss) applicable to Hilltop Holdings	$(11,481)	$2,182	$1,175

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated		Total
					Additional	Other		Hilltop Holdings		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2009	5,000	$119,108	56,485	$565	$917,896	$3,547	$(257,339)	$783,777	$—	$783,777
Net loss	—	—	—	—	—	—	(548)	(548)	—	(548)
Other comprehensive income	—	—	—	—	—	1,723	—	1,723	—	1,723
Dividends on preferred stock	—	—	—	—	—	—	(7,047)	(7,047)	—	(7,047)
Redemption of preferred stock	(5,000)	(119,108)	—	—	—	—	(5,892)	(125,000)	—	(125,000)
Common stock issued to board members	—	—	10	—	111	—	—	111	—	111
Common stock retired	—	—	—	—	(2)	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	—	41	—	—	41	—	41
Balance, December 31, 2010	—	—	56,495	565	918,046	5,270	(270,826)	653,055	—	653,055
Net loss	—	—	—	—	—	—	(6,531)	(6,531)	—	(6,531)
Other comprehensive income	—	—	—	—	—	8,713	—	8,713	—	8,713
Common stock issued to board members	—	—	6	—	48	—	—	48	—	48
Stock-based compensation expense	—	—	—	—	98	—	—	98	—	98
Balance, December 31, 2011	—	—	56,501	565	918,192	13,983	(277,357)	655,383	—	655,383
Net loss	—	—	—	—	—	—	(5,592)	(5,592)	494	(5,098)
Other comprehensive loss	—	—	—	—	—	(5,889)	—	(5,889)	—	(5,889)
Issuance of preferred stock	114,068	114,068	—	—	—	—	—	114,068	—	114,068
Issuance of common stock	—	—	27,123	271	387,312	—	—	387,583	—	387,583
Common stock issued to board members	—	—	4	—	50	—	—	50	—	50
Repurchase and retirement of common stock	—	—	(141)	(1)	(1,297)	—	—	(1,298)	—	(1,298)
Stock-based compensation expense	—	—	—	—	450	—	—	450	—	450
Dividends on preferred stock	—	—	—	—	—	—	(259)	(259)	—	(259)
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	1,789	1,789
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(229)	(229)
Balance, December 31, 2012	114,068	$114,068	83,487	$835	$1,304,707	$8,094	$(283,208)	$1,144,496	$2,054	$1,146,550

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net loss	$(5,098)	$(6,531)	$(548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for loan losses	3,800	—	—
Net losses on other real estate owned	7	—	—
Depreciation amortization and accretion, net	(2,533)	1,714	1,788
Stock-based compensation expense	500	146	150
Amortization of debt issuance costs	182	400	197
Net realized gains on securities	(112)	(817)	(137)
Gain on sale of premises and equipment	(51)	—	—
Stock dividends received on securities	(26)	—	—
Deferred income taxes	(6,426)	(3,930)	1,488
Net change in prepaid FDIC assessments	150	—	—
Net change in assets segregated for regulatory purposes	(19,000)	—	—
Net change in trading securities	12,900	—	—
Net change in broker-dealer and clearing organization receivables	43,309	—	—
Net change in insurance premium and agents balance	(225)	(1,900)	(1,535)
Net change in deferred acquisition costs	(630)	(1,945)	(1,492)
Net change in reinsurance recoverables	7,294	19,794	(23,886)
Net change in fee award receivable	711	—	—
Net change in other assets	8,298	(3,712)	7,628
Net change in unearned insurance premiums	1,937	7,847	4,669
Net change in broker-dealer and clearing organization payables	(46,509)	—	—
Net change in loss and loss adjustment expense reserve	(10,823)	(14,047)	25,102
Net change in other liabilities	9,025	(341)	(3,573)
Net gains from sale of loans	(50,384)	—	—
Loans originated for sale	(1,344,577)	—	—
Proceeds from loans sold	1,512,202	—	—
Net cash provided by (used in) operating activities	113,921	(3,322)	9,851

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	—	7,336	3,350
Proceeds from sales, maturities and principal reductions of securities available for sale	77,445	13,846	25,042
Purchases of securities held to maturity	—	—	(1,606)
Purchases of securities available for sale	(224,893)	(31,583)	(43,123)
Net change in loans	10,673	(50,000)	—
Purchases of premises and equipment and other assets	(17,412)	(296)	(322)
Proceeds from sales of premises and equipment and other real estate owned	1,377	—	—
Net cash from acquisitions	165,679	—	—
Net cash provided by (used in) investing activities	12,869	(60,697)	(16,659)

Financing Activities
Net change in deposits	207,997	—	—
Net change in short-term borrowings	(185,812)	—	—
Payments on notes payable	(766)	(6,900)	—
Payments to repurchase common stock	(1,298)	—	—
Dividends paid	—	—	(8,766)
Redemption of preferred stock	—	—	(125,000)
Net cash distributed to noncontrolling interest	(229)	—	—
Other, net	(40)	—	—
Net cash provided by (used in) financing activities	19,852	(6,900)	(133,766)

Net change in cash and cash equivalents	146,642	(70,919)	(140,574)
Cash and cash equivalents, beginning of year	578,520	649,439	790,013
Cash and cash equivalents, end of year	$725,162	$578,520	$649,439

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$10,371	$8,780	$8,799
Cash paid for income taxes, net of refunds	$(184)	$(811)	$(1,907)
Supplemental Schedule of Non-Cash Activities
Preferred stock issued in acquisition	$114,068	$—	$—
Common stock issued in acquisition	$387,583	$—	$—

See accompanying notes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting and Reporting Policies

Nature of Operations

Hilltop Holdings Inc. (“Hilltop” or the “Company”), was organized in July 1998 as a Maryland corporation. Hilltop is a holding company that has endeavored, and continues to endeavor, to make acquisitions or effect business combinations.  In connection with this strategy, on November 30, 2012, and concurrent with the consummation of the merger with PlainsCapital Corporation (“PlainsCapital”), or the Merger, Hilltop became a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999.

PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of financial products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, capital equipment leasing, fixed income sales, asset management, and correspondent clearing services. The operating results of Hilltop for the year ended December 31, 2012 include the results from the operations acquired in the PlainsCapital transaction for the month ended December 31, 2012. Certain disclosures within the notes to consolidated financial statements are specific to financial products and services of PlainsCapital and its subsidiaries and, therefore include information at December 31, 2012 and relating to the post-acquisition one month period ended December 31, 2012.

Prior to the consummation of the Merger with PlainsCapital, Hilltop’s primary operations were to provide fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States through its wholly owned property and casualty insurance holding company, NLASCO, Inc., (“NLASCO”).

Hilltop’s common stock is listed on the New York Stock Exchange under the symbol “HTH”, and has no public trading history prior to February 12, 2004.

Basis of Presentation

Hilltop owns 100% of the outstanding stock of PlainsCapital. PlainsCapital owns 100% of the outstanding stock of PlainsCapital Bank (the “Bank”) and 100% of the membership interest in PlainsCapital Equity, LLC. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PNB Aero Services, Inc. and PCB-ARC, Inc. The Bank has a 100% membership interest in First Southwest Holdings, LLC (“First Southwest”) and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

Hilltop also owns 100% of NLASCO, a Delaware corporation, which operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC, the controlling and sole managing member of PrimeLending Ventures, LLC (“Ventures”). Through a series limited liability company structure, Ventures establishes separate operating divisions with select business partners, such as home builders, to originate residential mortgage loans.

The principal subsidiaries of First Southwest are First Southwest Company (“FSC”), a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

The consolidated financial statements include the accounts of the above-named entities. All significant intercompany transactions and balances have been eliminated. Noncontrolling interests have been recorded for minority ownership in entities that are not wholly owned and are presented in compliance with the provisions of Noncontrolling Interest in Subsidiary Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), as discussed below.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

PlainsCapital also owns 100% of the outstanding common stock of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which are not included in the consolidated financial statements under the requirements of the Variable Interest Entities Subsections of the ASC, because the primary beneficiaries of the Trusts are not within the consolidated group.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses, the fair values of financial instruments, reserves for losses and loss adjustment expenses and the potential impairment of assets are particularly subject to change.

The presentation of Hilltop’s historical consolidated financial statements have been modified and certain items in the 2011 and 2010 financial statements have been reclassified to conform to the 2012 presentation, which is more consistent with that of a financial institution that provides an array of financial products and services.

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangible assets, and assumed liabilities are recorded at their respective acquisition date fair values. If the fair value of net assets purchased exceeds the consideration given, a “bargain purchase gain” is recognized. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (reverse repurchase agreements or reverse repos) are treated as collateralized financings and are carried at the amounts at which the securities will subsequently be resold as specified in the agreements. PlainsCapital is in possession of collateral with a fair value equal to or in excess of the contract amounts.

Securities

Management classifies securities at the time of purchase and reassesses such designation at each balance sheet date. Transfers between categories from these reassessments are rare.  Securities held for resale to facilitate principal transactions with customers, as well as certain securities acquired in the PlainsCapital acquisition, are classified as trading, and are carried at fair value, with changes in fair value reflected in the consolidated statements of operations. Hilltop reports interest income on trading securities as interest income on securities and other changes in fair value as other noninterest income.

Securities held but not intended to be held to maturity or on a long-term basis are classified as available for sale. Securities included in this category are those that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes. Securities available for sale are carried at fair value. Unrealized holding gains and losses on securities available for sale, net of taxes, are reported in other comprehensive income until realized. Premiums and discounts are recognized in interest income using the effective interest method and consider any optionality that may be embedded in the security.

Purchases and sales (and related gain or loss) of securities are recorded on the trade date, based on specific identification. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the other-than-temporary impairment (“OTTI”) is related to credit losses. The amount of the OTTI related to other factors is recognized in other comprehensive income. In estimating OTTI, management considers in developing its best estimate of cash flows, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the historic and implied volatility of the security, (iv) failure of the issuer to make scheduled interest payments and (v) changes to the rating of the security by a rating agency.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Loans Held for Sale

Loans held for sale consist primarily of single-family residential mortgages funded through PrimeLending. These loans are generally on the consolidated balance sheet for no more than 30 days. Substantially all mortgage loans originated by PrimeLending are sold in the secondary market, servicing released, although it may retain servicing in limited circumstances. Mortgage loans held for sale are carried at fair value under the provisions of the Fair Value Option Subsections of the ASC (“Fair Value Option”). Changes in the fair value of the loans held for sale are recognized in earnings and fees and costs associated with origination are recognized as incurred.  The specific identification method is used to determine realized gains and losses on sales of loans, which are reported as net gains (losses) in noninterest income. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and repayment of certain sales proceeds to investors under certain conditions. The Bank guarantees PrimeLending’s performance with respect to the indemnification provisions included in purchase agreements with certain third parties.

Loans

Originated Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal reduced by unearned income, net unamortized deferred fees and an allowance for loan losses. Unearned income on installment loans and interest on other loans is recognized using the effective interest method. Net fees received for providing loan commitments and letters of credit that result in loans are deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Net fees on commitments and letters of credit that are not expected to be funded are amortized to noninterest income over the commitment period. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment.

Impaired loans include non-accrual loans, troubled debt restructurings and partially charged-off loans. The accrual of interest on impaired loans is discontinued when, in management’s opinion, there is a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments as they become due according to the terms of the loan agreement, which is generally when a loan is 90 days past due unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against income. If the ultimate collectibility of principal, wholly or partially, is in doubt, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal to the extent necessary to eliminate such doubt.  Once the collection of the remaining recorded loan balance is fully expected, interest income is recognized on a cash basis.

The Bank originates loans to customers primarily in Dallas, Fort Worth, Arlington, Lubbock, Austin and San Antonio, Texas. Although the Bank has diversified loan and leasing portfolios and, generally, holds collateral against amounts advanced to customers, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region and of the industries in which its debtors operate, which consist primarily of energy, agribusiness, wholesale/retail trade, construction and real estate. PrimeLending originates loans to customers in its offices, which are located throughout the United States. Substantially all mortgage loans originated by PrimeLending are sold in the secondary market, servicing released, although PrimeLending may retain servicing under certain conditions. FSC makes loans to customers through margin transactions.  FSC controls risk by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines, which may vary based upon market conditions. Securities owned by customers and held as collateral for margin loans are not included in the consolidated financial statements.

Acquired Loans

Management has defined the loans purchased in the PlainsCapital acquisition as acquired loans. Acquired loans are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Acquired loans were segregated between those considered to be credit impaired and those deemed performing. To make this determination, management considered such factors as past due status, nonaccrual status and credit risk ratings. The fair value of acquired performing loans was determined by discounting expected cash flows, both principal and interest, at

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

prevailing market interest rates. The difference between the fair value and principal balances due at acquisition date, the fair value discount, is accreted into income over the estimated life of each loan.

Acquired impaired, or purchased credit impaired (“PCI”), loans showed evidence of credit deterioration that makes it probable that all contractually required principal and interest payments will not be collected. Their fair value was initially based on an estimate of cash flows, both principal and interest, expected to be collected, discounted at prevailing market rates of interest. Management estimated cash flows using key assumptions such as default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. The excess of cash flows expected to be collected from a loan over its estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loan. Subsequent to acquisition, management must update these estimates of cash flows expected to be collected at each reporting date. These updates require the continued use of key assumptions and estimates, similar to those used in the initial estimate of fair value.

PCI loans with an accretable yield are not classified as non-performing even though collection of contractual payments may be in doubt because income is accreted on a loan-by-loan basis.

Allowance for Loan Losses

Originated Loans

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses includes allowance allocations calculated in accordance with the Receivables and Contingencies Topics of the ASC. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond PlainsCapital’s control, including the performance of PlainsCapital’s loan portfolio, the economy and changes in interest rates.

PlainsCapital’s allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans; (ii) general historical valuation allowances calculated based on historical loan loss experience for homogenous loans with similar characteristics and trends; and (iii) valuation allowances to adjust general reserves based on recent economic conditions and other qualitative risk factors both internal and external to PlainsCapital.

Acquired Loans

Purchased loans acquired in a business combination are recorded at their estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. An allowance for loan losses is calculated using a methodology similar to that described above for originated loans. The allowance as determined for each loan is compared to the remaining fair value discount for that loan. If greater, the excess is recognized as an addition to the allowance through a provision for loan losses. If less than the discount, no additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan and once the discount is depleted, losses are applied against the allowance established for that loan.

For PCI loans, cash flows expected to be collected are recast at each reporting date for each loan. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. If expected cash flows for a loan decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Assets Segregated for Regulatory Purposes

Under certain conditions, FSC may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. FSC was required to segregate $19.0 million in cash and securities at December 31, 2012, which are included in other assets within the consolidated balance sheet. In addition, FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2012.

Broker-Dealer and Clearing Organization Transactions

Amounts recorded in broker-dealer and clearing organization receivables and payables include securities lending activities, as well as amounts related to securities transactions for either FSC customers or for the account of FSC. Securities-borrowed and securities-loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral. Securities-borrowed transactions require FSC to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, FSC receives collateral in the form of cash or other assets in an amount generally in excess of the market value of securities loaned. FSC monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Interest income and interest expense associated with collateralized financings is included in the accompanying consolidated statements of operations.

Insurance Premiums Receivable

Insurance premiums receivable include premiums written and not yet collected. NLASCO routinely evaluates the receivable balance to determine if an allowance for uncollectible amounts is necessary. At December 31, 2012 and 2011, NLASCO determined that no valuation allowance was necessary.

Deferred Policy Acquisition Costs

Costs of acquiring insurance vary with and are primarily related to the successful acquisition of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred policy acquisition costs. NLASCO regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized policy acquisition costs, and maintenance costs exceed related unearned insurance premiums and anticipated investment income. At December 31, 2012 and 2011, there was no premium deficiency.

Reinsurance

In the normal course of business, NLASCO seeks to reduce the loss that may arise from catastrophes or other events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. NLASCO routinely evaluates the receivable balance to determine if any uncollectible balances exist.

Net insurance premiums earned, losses and loss adjustment expenses (“LAE”) and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Reinsurance assumed from other companies, including assumed premiums written and earned and losses and LAE, is accounted for in the same manner as direct insurance written.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed principally on the straight-line method over the estimated useful lives of the assets, which range between 3 and 40 years.  Gains or losses on disposals of premises and equipment are included in results of operations.

Other Real Estate Owned

Real estate acquired through foreclosure is included in other assets within the consolidated balance sheets and is carried at management’s estimate of fair value less costs to sell. Any excess of recorded investment over fair value less cost to sell is charged against the allowance for loan losses when property is initially transferred to other real estate.  Subsequent to the initial transfer to other real estate, valuation adjustments are charged against earnings. Valuation adjustments, revenue and expenses from operations of the properties and resulting gains or losses on sale are included in other noninterest expense within the consolidated statements of operations.

Fee Award Receivable

In 2005, FSC participated in a monetization of future cash flows from several tobacco companies owed to a law firm under a settlement agreement (“Fee Award”). FSC estimated the amount and timing of the undiscounted expected cash flows from the receivable. The excess of the receivable’s cash flows expected to be collected over the amount paid is to be accreted into interest income over the remaining life of the receivable (accretable yield). Over the life of the Fee Award, FSC will continue to estimate cash flows expected to be collected and evaluate the receivable for possible impairment. The fee award receivable is included in other assets within the consolidated balance sheets.

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the repayment term of the loans. Debt issuance costs of $0.2 million were amortized for each of the years ended December 31, 2012, 2011, and 2010, which is included in interest expense within the consolidated statements of operations. In 2011, an additional $0.2 million of the unamortized balance was written down as a result of NLASCO purchasing $6.9 million of the Hilltop senior exchangeable notes in the open market. At December 31, 2012 and 2011, accumulated amortization was $1.6 million and $1.4 million, respectively.

Goodwill

Goodwill, which represents the excess of cost over the fair value of the net assets acquired, is allocated to reporting units and tested for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount should be assessed. The Company performs required annual impairment tests of its goodwill as of December 31st for its insurance reporting unit, while the acquired banking, mortgage origination and financial advisory reporting units will be tested for impairment annually as of October 1st. Prior to testing goodwill for impairment, the Company has the option to assess on a qualitative basis whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If determined, based on its assessment of qualitative factors that it is more likely than not that fair value of a reporting unit is less than its carrying amount, the Company will proceed to test goodwill for impairment as a part of a two-step process. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Intangibles and Other Long-Lived Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company’s intangible assets primarily relate to core deposits,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

customer and agent relationships, trade names and non-compete agreements. Intangible assets with definite useful lives are generally amortized on the straight-line method over their estimated lives, although certain intangibles, including core deposits and customer and agent relationships, are amortized on an accelerated basis. Amortization of intangible assets is recorded in other noninterest expense within the consolidated statements of operations. Intangible assets with indefinite useful lives are not amortized until their lives are determined to be definite. Intangible assets, premises and equipment, and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Derivative Financial Instruments

PlainsCapital’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. In addition, PrimeLending executes interest rate lock commitments (“IRLCs”) with its customers, and FSC executes forward purchase commitments of mortgage-backed securities with its clients, that allow those customers to make mortgage loans at agreed upon rates. The IRLCs and forward purchase commitments meet the definition of a derivative under the provisions of the Derivatives and Hedging Topic of the ASC.

Derivatives are recorded at fair value in the consolidated balance sheets. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as hedges of fair values, the change in the fair value of both the derivative instrument and the hedged item are included in current earnings. Changes in the fair value of derivatives designated as hedges of cash flows are recorded in other comprehensive income. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the line item where the hedged item’s effect on earnings is recorded.

During the life of the hedge, management formally assesses whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If management determines that a hedge has ceased to be highly effective, the Company will discontinue hedge accounting prospectively.  At such time, previous adjustments to the carrying value of the hedged item would be reversed into earnings, amounts recorded in other comprehensive income would be reclassified into earnings, the derivative instrument would be recorded at fair value and future changes in fair value would be reported in earnings.

Reserve for Losses and Loss Adjustment Expenses

The liability for losses and LAE includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The liability for losses and loss adjustment expenses has not been reduced for reinsurance recoverable.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Stock-Based Compensation

Stock-based compensation expense for all share-based awards granted is based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the ASC. The Company recognizes these compensation costs for only those awards expected to vest over the service period of the award.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0.4 million, $34 thousand and $0.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of the temporary difference between the tax basis and book basis of assets and liabilities reported in the accompanying consolidated balance sheets. The provision for income tax expense or benefit differs from the amounts of income taxes currently payable because certain items of income and expense included in the consolidated financial statements are recognized in different time periods by taxing authorities. Interest and penalties incurred related to tax matters are charged to other interest expense or other noninterest expense, respectively.

Benefits from uncertain tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the reporting period in which that threshold is no longer met. The Company has not recorded any significant liabilities for uncertain tax positions.

Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that any portion of these tax attributes will not be realized. There was no valuation allowance recorded at December 31, 2012 or 2011.

Cash Flow Reporting

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as the amount included in the consolidated balance sheets caption “Cash and due from banks” and the portion of the amount in the caption “Federal funds sold and securities purchased under agreements to resell” that represents federal funds sold. Cash equivalents have original maturities of three months or less.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares, while diluted net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of such common shares and dilutive share equivalents. Dilutive share equivalents result from the assumed exercise of employee stock options and redemption of senior exchangeable notes and are calculated using the treasury stock method.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Acquisition

After the close of business on November 30, 2012, Hilltop acquired PlainsCapital in a stock and cash transaction. PlainsCapital merged with and into Meadow Corporation, a wholly owned subsidiary of Hilltop, with Meadow Corporation continuing as the surviving entity under the name “PlainsCapital Corporation.”

As a result of the Merger, each outstanding share of PlainsCapital common stock was converted into the right to receive 0.776 shares of Hilltop common stock and $9.00 in cash, and each outstanding share of PlainsCapital Non-Cumulative Perpetual Preferred Stock, Series C, all the outstanding shares of which are held by the United States Department of the Treasury, was converted into one share of Hilltop Non-Cumulative Perpetual Preferred Stock, Series B (the “Hilltop Series B Preferred Stock”).

The components of the consideration paid are shown in the following table (in thousands).

Fair value of consideration paid:
Common stock issued	$387,584
Preferred stock issued	114,068
Cash	311,805
Total consideration paid	$813,457

The resulting fair values of the identifiable assets acquired, and liabilities assumed, of PlainsCapital at December 1, 2012 are summarized in the following table (in thousands).

Cash and due from banks	$393,132
Federal funds sold and securities purchased agreements to resell	84,352
Securities	730,779
Loans held for sale	1,520,833
Loans, net	3,195,309
Broker-dealer and clearing organization receivables	149,457
Premises and equipment	96,886
Other intangible assets	70,650
Other assets	241,876
Total identifiable assets acquired	6,483,274

Deposits	4,463,069
Broker-dealer and clearing organization payables	263,894
Short-term borrowings	914,062
Notes payable	10,855
Junior subordinated debentures	67,012
Other liabilities	180,998
Total liabilities assumed	5,899,890

Net identifiable assets acquired	583,384
Goodwill resulting from the acquisition	230,073
Net assets acquired	$813,457

The initial goodwill of $230.1 million resulting from the acquisition represents the inherent long-term value expected from the business opportunities created from combining PlainsCapital with Hilltop. The Company used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. The purchase date valuations are considered preliminary and are subject to change for up to one year after the acquisition date. While the Company is in the process of finalizing its purchase price allocation, significant changes are not anticipated. The amount of goodwill recorded in connection with the Company’s acquisition of PlainsCapital is not deductible for tax purposes. For further information regarding goodwill, refer to Note 8.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The results of operations acquired in the PlainsCapital transaction have been included in Hilltop’s financial results since December 1, 2012. The following table discloses the impact of PlainsCapital (excluding the impact of acquisition-related merger and restructuring charges discussed below) since the acquisition date through December 31, 2012 (in thousands). The table also presents pro forma results had the acquisition taken place on January 1, 2011. The pro forma financial information combines the historical results of Hilltop and PlainsCapital and includes the estimated impact of purchase accounting adjustments. The purchase accounting adjustments reflect the impact of recording the acquired loans at fair value, including the estimated accretion of the purchase discount on the loan portfolio and related adjustments to PlainsCapital’s provision for loan losses. Accretion estimates were based on the acquisition date purchase discount on the loan portfolio, as it was not practicable to determine the amount of discount that would have been recorded based on economic conditions that existed on January 1, 2011. The pro forma results do not include any potential operating cost savings as a result of the acquisition. Further, certain costs associated with any restructuring or integration activities are also not reflected in the pro forma results. Pro forma results for 2011 and 2012 include the acquisition-related merger and restructuring charges incurred during the period. The pro forma results are not indicative of what would have occurred had the acquisition taken place on the indicated date.

	PlainsCapital	Pro Forma Combined
	Acquisition Date	Twelve Months Ended
	through	December 31,
	December 31, 2012	2012	2011
Net interest income	$24,029	$221,635	$225,436
Other revenues	70,085	901,347	616,582
Net income	8,361	75,138	63,067

Merger-related expenses of $6.6 million associated with the PlainsCapital acquisition are included in noninterest expense within the consolidated statements of operations for 2012. Such expenses were for professional services and other incremental costs associated with the integration of operations.

In connection with the acquisition of PlainsCapital, Hilltop acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. For further information regarding the Company’s accounting policies for loans acquired in business combinations, refer to Note 1.

Acquired loans at the acquisition date are presented in the following table (in thousands).

	Acquired	Acquired	Total Acquired
Acquired Loans	Impaired	Performing	Loans
Commercial and industrial	$74,911	$1,684,706	$1,759,617
Real estate	63,866	1,077,295	1,141,161
Construction and land development	34,008	232,313	266,321
Consumer	79	28,131	28,210
Total	$172,864	$3,022,445	$3,195,309

The following table presents information about the PCI loans at acquisition (in thousands).

Contractually required principal and interest payments	$252,818
Nonaccretable difference	61,527
Cash flows expected to be collected	191,291
Accretable difference	18,427
Fair value of loans acquired with a deterioration of credit quality	$172,864

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents information about the acquired performing loans at acquisition (in thousands).

Contractually required principal and interest payments	$3,498,554
Contractual cash flows not expected to be collected	92,526
Fair value at acquisition	3,022,445

The following table presents the outstanding contractual balance and the carrying value of the PCI loans at December 31, 2012 (in thousands).

Carrying amount	$166,780
Oustanding balance	222,674

Changes in the accretable yield for the PCI loans for the month ended December 31, 2012, were as follows (in thousands).

Balance, December 1, 2012	$18,427
Disposals of loans	22
Accretion	851
Balance, December 31, 2012	$17,554

3. Fair Value Measurements

Fair Value Measurements and Disclosures

Hilltop determines fair values in compliance with The Fair Value Measurements and Disclosures Topic of the ASC (the “Fair Value Topic”). The Fair Value Topic defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Fair Value Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Topic assumes that transactions upon which fair value measurements are based occur in the principal market for the asset or liability being measured. Further, fair value measurements made under the Fair Value Topic exclude transaction costs and are not the result of forced transactions.

The Fair Value Topic creates a fair value hierarchy that classifies fair value measurements based upon the inputs used in valuing the assets or liabilities that are the subject of fair value measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs, as indicated below.

•                  Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.

•                  Level 2 Inputs: Observable inputs other than Level 1 prices. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, prepayment speeds, default rates, credit risks, loss severities, etc.), and inputs that are derived from or corroborated by market data, among others. Based on management’s understanding of the methodologies used by our pricing service, our applicable investments have been valued in accordance with GAAP valuation principles.

•                  Level 3 Inputs: Unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Level 3 inputs include pricing models and discounted cash flow techniques, among others.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Fair Value Option

Hilltop has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and certain time deposits at fair value under the provisions of the Fair Value Option. Hilltop elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Hilltop determines the fair value of the financial instruments accounted for under the provisions of the Fair Value Option in compliance with the provisions of the Fair Value Topic of the ASC discussed above.

At December 31, 2012, the aggregate fair value of PrimeLending loans held for sale accounted for under the Fair Value Option was $1.40 billion, while the unpaid principal balance of those loans was $1.36 billion. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

Hilltop holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of Fair Value Option or other authoritative pronouncements. The fair values of those instruments are determined as described below.

Cash and Cash Equivalents — For cash and due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Available For Sale Securities — Most securities available for sale are reported at fair value using Level 2 inputs. The Company obtains fair value measurements from independent pricing services. As the Company is responsible for the determination of fair value, control processes are designed to ensure that the fair values received from independent pricing services are reasonable and the valuation techniques and assumptions used appear reasonable and consistent with prevailing market conditions. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the financial instruments’ terms and conditions, among other things. For public common and preferred equity stocks, the determination of fair value uses Level 1 inputs based on observable market transactions. Regarding the note receivable and warrants, the determination of fair value uses Level 3 inputs such as internal or external fund manager valuations based on unobservable inputs including recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.

Trading Securities — Trading securities are reported at fair value using Level 2 inputs in the same manner as discussed previously for securities available for sale.

Loans Held for Sale — Mortgage loans held for sale are reported at fair value, as discussed above, using Level 2 inputs that consist of commitments on hand from investors or prevailing market prices. These instruments are held for relatively short periods, typically no more than 30 days. As a result, changes in instrument-specific credit risk are not a significant component of the change in fair value.

Deposits — As discussed previously, certain time deposits are reported at fair value by virtue of an election under the provisions of Fair Value Option. Fair values are determined using Level 2 inputs that consist of observable rates paid on instruments of the same tenor in the brokered certificate of deposit market.

Derivatives — Derivatives are reported at fair value using Level 2 inputs. PlainsCapital uses dealer quotes to determine the fair value of interest rate swaps used to hedge time deposits. PrimeLending and FSC use dealer quotes to value forward purchase commitments and forward sale commitments, respectively, executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers and FSC issues forward purchase commitments to its clients that are valued based on the change in the fair value of the underlying mortgage loan from inception of the IRLC or purchase commitment to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale”, above. FSC determines the value of the underlying mortgage loan from prices of comparable securities used to value forward sale commitments.

Mortgage servicing asset — The mortgage servicing asset is reported at fair value using Level 3 inputs. Fair value is determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing asset is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs and underlying portfolio characteristics.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Cash and cash equivalents	$725,162	$—	$—	$725,162
Loans held for sale	—	1,399,174	—	1,399,174
Available for sale securities	—	934,676	56,277	990,953
Trading securities	—	90,113	—	90,113
Derivative assets	—	15,697	—	15,697
Mortgage servicing asset	—	—	2,080	2,080
Time deposits	—	1,073	—	1,073
Trading liabilities	—	3,164	—	3,164
Derivative liabilities	—	1,080	—	1,080

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Cash and cash equivalents	$578,520	$—	$—	$578,520
Available for sale securities	19,022	144,801	60,377	224,200

The following table includes a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses (Realized or Unrealized)
	Balance at Beginning of Period	Purchases	Sales	Included in Net Income (Loss)	Included in Other Comprehensive Income (Loss)	Balance at End of Period
Year ended December 31, 2012
Note receivable and warrants	$60,377	$—	$—	$—	$(4,100)	$56,277
Mortgage servicing asset	—	1,890	—	190	—	2,080
Total	$60,377	$1,890	$—	$190	$(4,100)	$58,357

Year ended December 31, 2011
Note receivable and warrants	$—	$50,709	$—	$—	$9,668	$60,377
Total	$—	$50,709	$—	$—	$9,668	$60,377

Year ended December 31, 2010
Note receivable and warrants	$115	$—	$(17)	$(101)	$3	$—
Total	$115	$—	$(17)	$(101)	$3	$—

All net unrealized gains in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains for the years ended December 31, 2012 and 2011 relate to the securities still held at December 31, 2012. In July 2011, Hilltop made a $50.0 million term loan to SWS Group, Inc. (“SWS”), and in turn, SWS issued to Hilltop warrants to purchase its common stock. Both the term loan and the warrants are classified as a Level 3 investment.

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

During the year ended December 31, 2010, the Company sold two Level 3 commercial mortgage-backed securities measured at fair value using Level 3 inputs. Realized losses relate to those financial instruments sold by the Company during the year ended December 31, 2010. The Company had no transfers between Levels 1 and 2 during the years ended December 31, 2012, 2011 and 2010.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents the changes in fair value for instruments that are reported at fair value under an election under the Fair Value Option (in thousands).

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Year Ended December 31, 2012			Year Ended December 31, 2011
		Other	Total		Other	Total
	Net Gains from	Noninterest	Changes in	Net Gains from	Noninterest	Changes in
	Sale of Loans	Income	Fair Value	Sale of Loans	Income	Fair Value
Loans held for sale	$(3,297)	$—	$(3,297)	$—	$—	$—
Other assets	190	—	190	—	—	—
Time deposits	—	7	7	—	—	—

Hilltop also determines the fair value of certain assets and liabilities on a non-recurring basis. In particular, the fair value of all of the assets and liabilities purchased in the PlainsCapital transaction was determined at the acquisition date. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — As discussed in Note 2, Hilltop reports impaired loans at fair value through allocations of the allowance for loan losses. Hilltop acquired PCI loans with a fair value of $172.9 million at acquisition. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated assumptions regarding default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. At December 31, 2012, the carrying value of PCI loans was $166.8 million, which is a reasonable estimate of fair value given the short period of time since the acquisition date.

Other Real Estate Owned — Hilltop reports other real estate owned at fair value less estimated cost to sell. Any excess of recorded investment over fair value less cost to sell is charged against the allowance for loan losses when property is initially transferred to other real estate. Subsequent to the initial transfer to other real estate, valuation adjustments are charged against earnings. The Company primarily determines fair value using Level 2 inputs consisting of independent appraisals.  At December 31, 2012, the estimated fair value of other real estate owned was $11.1 million.

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities measured at fair value on a recurring or non-recurring basis are discussed above. For other financial assets and liabilities, Hilltop utilizes quoted market prices, if available, to estimate the fair value of financial instruments. Because no quoted market prices exist for a significant portion of Hilltop’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows, and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current transaction. Further, as it is management’s intent to hold a significant portion of its financial instruments to maturity, it is not probable that the fair values shown below will be realized in a current transaction.

Because of the wide range of permissible valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of Hilltop’s fair value information to that of other financial institutions. The aggregate estimated fair value amount should in no way be construed as representative of the underlying value of Hilltop and its subsidiaries.

As noted above, the fair value of all of the assets and liabilities purchased in the PlainsCapital transaction was determined at the acquisition date.  Given the relatively short period of time that has elapsed since the acquisition date, the fair value of the financial assets and liabilities shown as of December 31, 2012 is equal to its carrying value in most cases. The following methods and assumptions are typically used in estimating the fair value disclosures for financial instruments:

Loans Held for Sale — Estimated fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices. The carrying amount of mortgage loans held for sale has been adjusted to fair value under the provisions of the Fair Value Option.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Securities — For securities available for sale and trading securities, the carrying amount is a reasonable estimate of fair value.

Loans — The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Broker-Dealer and Clearing Organization Receivables — The carrying amount approximates their fair value.

Fee Award Receivable — The carrying amount approximates fair value.

Deposit Liabilities — The estimated fair value of demand deposits, savings accounts and NOW accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount for variable-rate certificates of deposit approximates their fair values.

Broker-Dealer and Clearing Organization Payables — The carrying amount approximates their fair value.

Short-Term Borrowings — The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

Debt — The fair values are estimated using discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

The following table presents the carrying values and estimated fair values of financial instruments are shown below (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2012	Amount	Inputs	Inputs	Inputs	Total
Financial assets
Cash and short-term investments	$725,162	$725,162	$—	$—	$725,162
Securities	1,399,944	—	1,399,944	—	1,399,944
Loans held for sale	1,081,066	—	1,081,066	—	1,081,066
Loans, net	3,148,987	—	—	3,148,987	3,148,987
Broker-dealer and clearing organization receivables	145,564	—	145,564	—	145,564

Fee award receivable	18,467	—	18,467	—	18,467
Cash surrender value of life insurance policies	24,086	—	24,086	—	24,086
Interest rate swaps, interest rate lock commitments (“IRLCs”) and forward purchase commitments	15,697	—	15,697	—	15,697
Mortgage servicing asset	2,080	—	—	2,080	2,080
Accrued interest receivable	15,185	—	15,185	—	15,185

Financial liabilities
Deposits	4,700,461	—	4,698,848	—	4,698,848
Broker-dealer and clearing organization payables	187,990	—	187,990	—	187,990
Other trading liabilities	3,164	—	3,164	—	3,164
Short-term borrowings	728,250	—	728,250	—	728,250
Debt	208,551	—	217,092	—	217,092

Forward purchase commitments	1,080	—	1,080	—	1,080
Accrued interest payable	1,911	—	1,911	—	1,911

December 31, 2011
Financial assets
Cash and short-term investments	$578,520	$578,520	$—	$—	$578,520
Securities	224,200	—	224,200	—	224,200

Financial liabilities:
Debt	131,450	—	129,989	—	129,989

The deferred income amounts arising from unrecognized financial instruments are not significant. These financial instruments also have contractual interest rates at or above current market rates. Therefore, no fair value disclosure is provided for these items.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Securities

The amortized cost and fair value of available for sale securities are summarized as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2012
U. S. government agencies:
Bonds	$531,934	$1,804	$(316)	$533,422
Residential mortgage-backed securities	23,024	627	(70)	23,581
Collateralized mortgage obligations	96,074	54	(79)	96,049
Corporate debt securities	79,600	7,589	—	87,189
States and political subdivisions	175,004	68	(2,138)	172,934
Commercial mortgage-backed securities	1,001	72	—	1,073
Equity securities	19,289	1,139	—	20,428
Note receivable	40,508	3,652	—	44,160
Warrants	12,068	49	—	12,117
Totals	$978,502	$15,054	$(2,603)	$990,953

December 31, 2011
U. S. government agencies:
Bonds	$27,729	$1,439	$(3)	$29,165
Corporate debt securities	93,452	7,406	(177)	100,681
Residential mortgage-backed securities	11,708	944	—	12,652
Commercial mortgage-backed securities	2,277	36	(10)	2,303
Equity securities	16,813	2,462	(253)	19,022
Note receivable	38,641	—	(53)	38,588
Warrants	12,068	9,721	—	21,789
Totals	$202,688	$22,008	$(496)	$224,200

Included within the available for sale equity securities are 1,475,387 shares of SWS common stock. Furthermore, available for sale securities include a senior unsecured loan to SWS in a principal amount of $50.0 million pursuant to a credit agreement, which loan bears interest of 8.0% per annum, is prepayable by SWS subject to certain conditions after three years, and has a maturity of five years. SWS issued Hilltop warrants to purchase 8,695,652 shares of SWS common stock, $0.10 par value per share, exercisable at a price of $5.75 per share subject to anti-dilution adjustments. If the warrants were fully exercised, Hilltop would own 24.6% of SWS.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information regarding available for sale securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	December 31, 2012			December 31, 2011
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
U. S. government agencies:
Bonds:
Unrealized loss for less than twelve months	16	$238,732	$316	2	$1,695	$3
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	16	238,732	316	2	1,695	3
Mortgage-backed:
Unrealized loss for less than twelve months	7	12,279	70	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	7	12,279	70	—	—	—
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	8	38,887	79	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	8	38,887	79	—	—	—
Corporate debt securities:
Unrealized loss for less than twelve months	—	—	—	5	5,254	177
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	5	5,254	177
States and political subdivisions:
Unrealized loss for less than twelve months	224	156,458	2,136	—	—	—
Unrealized loss for twelve months or longer	1	206	2	—	—	—
	225	156,664	2,138	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	1	487	10
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	1	487	10
Equity securities:
Unrealized loss for less than twelve months	—	—	—	38	8,476	253
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	38	8,476	253
Note receivable:
Unrealized loss for less than twelve months	—	—	—	1	38,588	53
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	1	38,588	53
Total available for sale:
Unrealized loss for less than twelve months	255	446,356	2,601	47	54,500	496
Unrealized loss for twelve months or longer	1	206	2	—	—	—
	256	$446,562	$2,603	47	$54,500	$496

During the years ended December 31, 2012 and 2011, the Company did not record any other-than-temporary impairments.  During 2010, the Company took other-than-temporary impairments and recognized a loss in earnings of $0.1 million. While all of the investments are monitored for potential other-than-temporary impairment, our analysis and experience indicate that these investments generally do not present a great risk of other-than-temporary-impairment, as fair value should recover over time. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend, nor is it likely that the Company will be required to sell these securities before the recovery of the cost basis; and, therefore, management does not believe any other-than-temporary impairments exist at December 31, 2012.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at December 31, 2012, are shown by contractual maturity below (in thousands).

	Amortized
	Cost	Fair Value
Due in one year or less	$28,357	$28,562
Due after one year through five years	132,568	140,906
Due after five years through ten years	39,769	43,455
Due after ten years	638,420	636,899
	839,114	849,822

Mortgage-backed securities	23,024	23,581
Collateralized mortgage obligations	96,074	96,049
Commercial mortgage-backed securities	1,001	1,073
	$959,213	$970,525

For the years ended December 31, 2012, 2011, and 2010, Hilltop received proceeds from the sale of securities of $4.9 million, $12.9 million, and $16.7 million, respectively, and realized gross gains of $0.1 million, $0.9 million, and $0.3 million, respectively. Hilltop determines the cost of securities sold by specific identification.

FSC realized net losses from its trading securities portfolio of $0.3 million during the month ended December 31, 2012. The net losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $635.2 million at December 31, 2012 (with a fair value of $633.4 million) were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

Mortgage-backed securities and collateralized mortgage obligations consist principally of Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) pass-through and participation certificates. GNMA securities are guaranteed by the full faith and credit of the United States, while FNMA and FHLMC securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.

At December 31, 2012 and 2011, NLASCO had on deposit in custody for various state insurance departments investments with carrying values of approximately $9.3 million and $8.5 million, respectively.

5. Loans and Allowance for Loan Losses

Loans summarized by category at December 31, 2012 are as follows (in thousands). There were no loans at December 31, 2011.

Commercial and industrial	$1,660,293
Real estate	1,184,237
Construction and land development	280,474
Consumer	27,392
3,152,396
Allowance for loan losses	(3,409)
Total loans, net of allowance	$3,148,987

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

PlainsCapital has lending policies in place with the goal of establishing an asset portfolio that will provide a return on stockholders’ equity sufficient to maintain capital to assets ratios that meet or exceed established regulatory guidelines. Loans are underwritten with careful consideration of the borrower’s financial condition, the specific purpose of the loan, the primary sources of repayment and any collateral pledged to secure the loan.

Underwriting procedures address financial components based on the size or complexity of the credit. The financial components include but are not limited to current and projected global cash flows, shock analysis and/or stress testing, and trends in appropriate balance sheet and statement of operations ratios. Collateral analysis includes a complete description of the collateral, as well as determining values, monitoring requirements, loan to value ratios, concentration risk, appraisal requirements and other information relevant to the collateral being pledged. Guarantor analysis includes liquidity and global cash flow analysis based on the significance the guarantors are expected to serve as secondary repayment sources. PlainsCapital’s underwriting standards are governed by adherence to its loan policy. The loan policy provides for specific guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer loans. Within each individual portfolio segment, permissible and impermissible loan types are explicitly outlined. Within the loan types, minimum requirements for the underwriting factors listed above are provided.

PlainsCapital maintains a loan review department that reviews credit risk in response to both external and internal factors that potentially impact the performance of either individual loans or the overall loan portfolio. The loan review process reviews the creditworthiness of borrowers and determines compliance with the loan policy. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel.  Results of these reviews are presented to management and the Bank’s Board of Directors.

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.

PCI loans at December 31, 2012 are summarized by class in the following table (in thousands). There were no impaired loans at December 31, 2012 other than PCI loans. There were no impaired loans at December 31, 2011.

	Unpaid			Total
	Contractual	Nonaccretable	Accretable	Recorded
	Principal Balance	Difference	Yield	Investment
Commercial and industrial:
Secured	$91,633	$24,982	$6,114	$67,967
Unsecured	12,198	8,707	472	3,419
Real estate:
Secured by commercial properties	66,736	15,816	7,294	55,519
Secured by residential properties	8,690	2,251	557	6,728
Construction and land development:
Residential construction loans	14,787	2,903	1,165	11,776
Commercial construction loans and land development	28,538	6,703	1,942	21,294
Consumer	92	16	9	77
	$222,674	$61,378	$17,553	$166,780

Interest income recorded on accruing impaired loans was $0.9 million for the month ended December 31, 2012. Interest income recorded on non-accrual loans in 2012 was nominal. At December 31, 2012, PlainsCapital had no unadvanced commitments to borrowers whose loans have been restructured in troubled debt restructurings.

Non-accrual loans at December 31, 2012, were $1.8 million, all of which were real estate loans secured by residential properties that are classified as held for sale and carried at fair value. All PCI loans are considered to be performing due to the application of the accretion method. There were no non-accrual loans at December 31, 2011.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

PlainsCapital classifies loan modifications as TDRs when it concludes that it has both granted a concession to a debtor and that the debtor is experiencing financial difficulties. Loan modifications are typically structured to create affordable payments for the debtor and can be achieved in a variety of ways. PlainsCapital modifies loans by reducing interest rates and/or lengthening loan amortization schedules. PlainsCapital also reconfigures a single loan into two or more loans (“A/B Note”). The typical A/B Note restructure results in a “bad” loan which is charged off and a “good” loan or loans the terms of which comply with the Bank’s customary underwriting policies. The debt charged off on the “bad” loan is not forgiven to the debtor.

No acquired performing loans or loans originated subsequent to the acquisition date have been modified in a TDR.

An analysis of the aging of PlainsCapital’s loan portfolio at December 31, 2012 is shown in the following table (in thousands).

						Accruing Loans
	Loans Past Due	Loans Past Due	Total	Current	Total	Past Due
	30-89 Days	90 Days or More	Past Due Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$12,858	$7,175	$20,033	$1,531,499	$1,551,532	$2,000
Unsecured	3	—	3	108,758	108,761	—
Real estate:
Secured by commercial properties	2,616	2,406	5,022	980,988	986,010	—
Secured by residential properties	3,075	199	3,274	194,953	198,227	—
Construction and land development:
Residential construction loans	156	2,435	2,591	99,825	102,416	—
Commercial construction loans and land development	696	2,374	3,070	174,988	178,058	—
Consumer	84	—	84	27,308	27,392	—
	$19,488	$14,589	$34,077	$3,118,319	$3,152,396	$2,000

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, (iv) net charge-offs, and (v) general economic conditions in the state and local markets.

PlainsCapital utilizes a risk grading matrix to assign a risk grade to each of the loans in its portfolio. A risk rating is assigned based on an assessment of the borrower’s management, collateral position, financial capacity, and economic factors. The general characteristics of the various risk grades are described below.

Pass— “Pass” loans present a range of acceptable risks to the Bank. Loans that would be considered virtually risk-free are rated Pass — low risk.  Loans that exhibit sound standards based on the grading factors above and present a reasonable risk to the Bank are rated Pass — normal risk.  Loans that exhibit a minor weakness in one or more of the grading criteria but still present an acceptable risk to the Bank are rated Pass — high risk. Pass — high risk loans include PCI loans that are currently performing.

Special Mention— A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the asset and weaken the Bank’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to require adverse classification.

Substandard— “Substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Many substandard loans are considered impaired.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents the internal risk grades of loans, as previously described, in the portfolio at December 31, 2012 by class (in thousands).

	Pass	Special Mention	Substandard	Total
Commercial and industrial:
Secured	$1,525,144	$4,662	$21,726	$1,551,532
Unsecured	106,691	200	1,870	108,761
Real estate:
Secured by commercial properties	970,525	370	15,115	986,010
Secured by residential properties	194,667	—	3,560	198,227
Construction and land development:
Residential construction loans	98,021	—	4,395	102,416
Commercial construction loans and land development	171,806	3,482	2,770	178,058
Consumer	27,392	—	—	27,392
	$3,094,246	$8,714	$49,436	$3,152,396

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans. Management has responsibility for determining the level of the allowance for loan losses, subject to review by the Audit Committee of our Board of Directors and the Directors’ Loan Review Committee of the Bank’s Board of Directors.

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that the Company will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan or portion thereof, is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses. Any subsequent recovery of charged-off loans is added back to the allowance for loan losses. As a result of the Merger on November 30, 2012, PlainsCapital’s loan portfolio is now designated into two populations, acquired and originated loans. The allowance for loan losses is calculated separately for the purchased and originated loans.

Originated Loans

The Company has developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic and is individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards; changes in economic and business conditions and developments that affect the collectibility of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending management and staff; changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; changes in the loan review system; changes in the value of underlying collateral for collateral-dependent loans; and any concentrations of credit and changes in the level of such concentrations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The loan review program is designed to identify and monitor problem loans by maintaining a credit grading process, ensuring that timely and appropriate changes are made to the loans with assigned risk grades and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem.

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At December 31, 2012, there were no material delinquencies in these types of loans.

Purchased Loans

Purchased loans acquired in a business combination are recorded at their estimated fair value on their purchase date and with no carryover of the related allowance for loan losses. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. An allowance for loan losses is calculated using a methodology similar to that described above for originated loans. The allowance as determined for each loan is compared to the remaining fair value discount for that loan. If greater, the excess is recognized as an addition to the allowance through a provision for loan losses. If less than the discount, no additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan and once the discount is depleted, losses are applied against the allowance established for that loan.

For impaired acquired loans, cash flows expected to be collected are recast at each reporting date for each loan. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. If expected cash flows for a loan decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan.

The allowance is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Changes in the allowance for loan losses for the month ended December 31, 2012, distributed by portfolio segment, are shown below (in thousands). There was no allowance for loan losses at December 31, 2011.

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Balance, December 1, 2012	$—	$—	$—	$—	$—
Provision charged to operations	2,236	977	582	5	3,800
Loans charged off	(391)	—	—	—	(391)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of year	$1,845	$977	$582	$5	$3,409

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

At December 31, 2012, the loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands). There was no allowance for loan losses at December 31, 2011.

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Acquired Loans:
Loans individually evaluated for impairment	$71,386	$62,247	$33,070	$77	$166,780
Loans collectively evaluated for impairment	1,492,072	1,031,379	235,777	25,061	2,784,289
	$1,563,458	$1,093,626	$268,847	$25,138	$2,951,069
Originated Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	96,835	90,611	11,627	2,254	201,327
	$96,835	$90,611	$11,627	$2,254	$201,327
Total Loans:
Loans individually evaluated for impairment	$71,386	$62,247	$33,070	$77	$166,780
Loans collectively evaluated for impairment	1,588,907	1,121,990	247,404	27,315	2,985,616
	$1,660,293	$1,184,237	$280,474	$27,392	$3,152,396

At December 31, 2012, the allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands). There was no allowance for loan losses at December 31, 2011.

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Acquired Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—
	$—	$—	$—	$—	$—
Originated Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,845	977	582	5	3,409
	$1,845	$977	$582	$5	$3,409
Total Loans:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,845	977	582	5	3,409
	$1,845	$977	$582	$5	$3,409

6. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2012	2011
Cash on hand	$18,903	$—
Clearings and collection items	95,424	—
Deposits at Federal Reserve Bank	312,667	—
Deposits at Federal Home Loan Bank	1,499	—
Deposits in FDIC-insured institutions	292,248	578,520
	$720,741	$578,520

The amounts above include interest-bearing deposits of $581.2 million and $567.5 million at December 31, 2012 and 2011, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2012.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2012	2011
Land and premises	$48,902	$—
Furniture and equipment	66,182	3,213
	115,084	3,213
Less accumulated depreciation and amortization	(3,703)	(1,085)
	$111,381	$2,128

The amounts shown above include assets recorded under capital leases of $7.7 million, net of accumulated amortization of $0.1 million at December 31, 2012. There were no assets recorded under capital leases at December 31, 2011.

Occupancy expense was reduced by rental income of $0.1 million in 2012. Depreciation and amortization expense on premises and equipment, which includes amortization of capital leases, amounted to $1.9 million, $1.7 million and $1.8 million in 2012, 2011 and 2010, respectively.

8. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $253.8 million and $24.0 million at December 31, 2012 and 2011, respectively. As discussed in Note 2 to the consolidated financial statements, the Company recorded $230.1 million of goodwill during 2012 in connection with its acquisition of PlainsCapital. A summary of the activity in goodwill during 2012 is as follows (in thousands).

Balance, beginning of year	$23,988
Goodwill from PlainsCapital acquisition	230,073
Other	(291)
Balance, end of year	$253,770

Included within other intangible assets of $77.7 million and $9.1 million at December 31, 2012 and 2011, respectively, is an indefinite lived intangible asset with an estimated fair value of $3.0 million related to state licenses acquired as a part of the NLASCO acquisition in January 2007.

The Company tests goodwill and other intangible assets having an indefinite useful life for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the reporting unit level, which is one level below an operating segment. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. Prior to the acquisition of PlainsCapital on November 30, 2012, management determined that it had two reporting units, the parent (the holding company) and insurance. The acquisition of PlainsCapital has resulted in the addition of the banking, mortgage origination and financial advisory reporting units at December 31, 2012. The Company performs required annual impairment tests of its goodwill and other intangible assets as of December 31st for its insurance reporting unit, while the acquired banking, mortgage origination and financial advisory reporting units will be tested for impairment annually as of October 1st.

The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

of impairment. The Company has estimated fair values of reporting units based on both a market and income approach using historic, normalized actual and forecast results.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

At December 31, 2012, the Company determined that the estimated fair value of the insurance reporting unit exceeded its carrying value and therefore the second step as described above was not performed. Based on this evaluation, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable at December 31, 2012.

The Company’s evaluation includes multiple assumptions, including estimated discounted cash flows and other estimates that may change over time. If future discounted cash flows become less than those projected by the Company, future impairment charges may become necessary that could have a materially adverse impact on the Company’s results of operations and financial condition. As quoted market prices in active stock markets are relevant evidence of fair value, a significant decline in the Company’s common stock trading price may indicate an impairment of goodwill.

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Gross		Net
	Intangible	Accumulated	Intangible
December 31, 2012	Assets	Amortization	Assets
Core deposits	$34,500	$(452)	$34,048
Trademarks and trade names	20,000	(1,487)	18,513
Noncompete agreements	11,650	(192)	11,458
Customer contracts and relationships	14,100	(4,515)	9,585
Agent relationships	3,600	(2,466)	1,134
Technology	1,500	(1,500)	—
	$85,350	$(10,612)	$74,738

	Gross		Net
	Intangible	Accumulated	Intangible
December 31, 2011	Assets	Amortization	Assets
Customer relationships	$6,100	$(3,858)	$2,242
Agent relationships	3,600	(2,146)	1,454
Trade names	3,500	(1,147)	2,353
Technology	1,500	(1,475)	25
	$14,700	$(8,626)	$6,074

Other intangible assets are amortized over their estimated lives, which range from 3 to 15 years. Certain intangibles, including core deposits and customer contracts and relationships, are being amortized on an accelerated basis over periods ranging from 8 to 12 years.  Amortization expense related to intangible assets for the years ended December 31, 2012, 2011 and 2010 was $2.0 million, $1.5 million and $1.6 million, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The estimated aggregate future amortization expense for intangible assets at December 31, 2012 is as follows (in thousands).

2013	$10,801
2014	10,116
2015	9,430
2016	8,655
2017	6,981
Thereafter	28,755
$74,738

9. Deposits

Deposits at December 31, 2012 are summarized as follows (in thousands). There were no deposits at December 31, 2011.

Noninterest-bearing demand	$323,367
Interest-bearing:
NOW accounts	106,562
Money market	2,357,109
Brokered - money market	263,193
Demand	75,308
Savings	180,367
Time	1,175,432
Brokered - time	219,123
$4,700,461

At December 31, 2012, the scheduled maturities of interest-bearing time deposits are as follows (in thousands).

2013	$1,029,678
2014	225,452
2015	60,977
2016	35,523
2017	42,925
$1,394,555

No interest-bearing time deposits mature after 2017.

10. Short-term Borrowings

Short-term borrowings at December 31, 2012 are summarized as follows (in thousands). There were no short-term borrowings at December 31, 2011.

Federal funds purchased	$269,625
Securities sold under agreements to repurchase	85,725
Federal Home Loan Bank (FHLB) notes	250,000
Short-term bank loans	122,900
$728,250

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand, or on some other short-term basis. The Bank and FSC execute transactions to sell securities under agreements to repurchase with both customers and broker-dealers. Securities involved in these transactions are held by the Bank, FSC or the dealer.

Information concerning federal funds purchased and securities sold under agreements to repurchase for the month ended December 31, 2012, is shown in the following table (dollars in thousands).

Average balance during the period	$277,470
Average interest rate during the period	0.25%
Maximum month-end balance during the period	$355,351
Average interest rate at end of year	0.22%
Securities underlying the agreements at end of year
Carrying value	$122,153
Estimated fair value	$122,435

FHLB notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. At December 31, 2012, the Bank had available collateral of $1.5 billion, substantially all of which was blanket collateral. Other information regarding FHLB notes for the month ended December 31, 2012, is shown in the following table (dollars in thousands).

Average balance during the period	$301,613
Average interest rate during the period	0.14%
Maximum month-end balance during the period	$250,000
Average interest rate at end of year	0.07%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at December 31, 2012 was 1.16%.

11. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2012	2011
Senior exchangeable notes due 2025, 7.50% per annum	$83,950	$83,950
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (4.41% at December 31, 2012) with interest payable quarterly	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (4.36% at December 31, 2012) with interest payable quarterly	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (4.36% at December 31, 2012) with interest payable quarterly	7,500	7,500
First Southwest nonrecourse notes, due January 2035 with interest payable quarterly	10,089	—
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (3.71% at December 31, 2012) with interest payable quarterly	20,000	20,000
	$141,539	$131,450

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Senior Exchangeable Notes Due 2025

In August 2005, our Operating Partnership (“OP”) issued $96.6 million aggregate principal amount of 7.50% senior exchangeable notes due 2025 to qualified institutional buyers in a private transaction. At December 31, 2012, $84.0 million were outstanding. The notes are senior unsecured obligations of the OP and are exchangeable, at the option of the holders, into shares of Hilltop common stock at an initial exchange rate of 69.8812 shares per $1,000 principal amount of the notes (equal to an initial exchange price of approximately $14.31 per share), subject to adjustment and, in the event of specified corporate transactions involving Hilltop or the OP, an additional make-whole premium. Upon exchange, the OP has the option to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The notes are treated as a combined instrument and not bifurcated to separately account for any embedded derivative instruments principally because, in accordance with ASC 815, Derivatives and Hedging, (i) the conversion feature is indexed to Hilltop’s common stock and would be classified in stockholders’ equity if it were a freestanding derivative and (ii) the put and call option features are clearly and closely related to the notes at fixed conversion amounts.

According to the terms of the notes, their initial exchange rate is adjusted for certain events, including the issuance to all holders of Hilltop common stock of rights entitling them to purchase Hilltop common stock at less than their current market price. Accordingly, as a result of a rights offering in January 2007, in which all holders of Hilltop common stock were offered the right to purchase shares at $8.00 per share, the initial exchange rate of the notes was adjusted to 73.95 shares per $1,000 principal amount of the notes (equal to an initial exchange rate of $13.52 per share).

Prior to August 20, 2015, the notes are not redeemable at the option of the OP. After August 20, 2015, the OP may redeem all or a portion of the notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any, on the notes, if the closing price of Hilltop common stock has exceeded 130% of the exchange price for at least 20 trading days in any consecutive 30-trading day period.

Holders of the notes may require the OP to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest, if any, on the notes on each of August 15, 2010, August 15, 2015, and August 15, 2020, or after the occurrence of certain corporate transactions involving Hilltop or the OP. No Senior Notes were tendered to the Company prior to the expiration of the Put Right Purchase Offer, August 15, 2010.

In November 2011, NLASCO purchased $6.9 million, par value, of the Hilltop senior exchangeable notes in open market transactions at an average cost of 107.26.

Notes Payable

The NLIC and ASIC notes payable to unaffiliated companies are each subordinated in right of payment to all policy claims and other indebtedness of NLIC and ASIC, respectively. Further, all payments of principal and interest require the prior approval of the Insurance Commissioner of the State of Texas and are only payable to the extent that the statutory surplus of NLIC exceeds $30 million and ASIC exceeds $15 million.

The NLIC, ASIC and Insurance Company loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants at December 31, 2012.

NLASCO has entered into an indenture relating to the NLIC, ASIC and Insurance Company notes payable which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of its equity securities and (ii) if NLASCO’s ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLASCO purchase such holder’s notes in whole or in part at a price equal to 100% of the outstanding principal amount.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

First Southwest Nonrecourse Notes

In 2005, First Southwest participated in a monetization of future cash flows from the Fee Award totaling $95.3 million from several tobacco companies owed to a law firm under a settlement agreement. In connection with the transaction, a special purpose entity that is consolidated with First Southwest issued $30.3 million of nonrecourse notes to finance the purchase of the Fee Award, to establish a reserve account and to fund issuance costs. Cash flows from the settlement are the sole source of payment for the notes. The notes carry an interest rate of 8.58% that can increase to 10.08% under certain credit conditions.

Insurance Company Line of Credit

Our insurance subsidiary has a line of credit with a financial institution which allows for borrowings by NLASCO of up to $5.0 million and is collateralized by substantially all of NLASCO’s assets. The line of credit bears interest equal to a base rate plus 3.75% (4.51% at December 31, 2012), which is due quarterly. This line is scheduled to mature in October 2013. There was no activity for the year ended December 31, 2012, nor was there an outstanding balance payable at December 31, 2012.

Notes Payable Principal Maturities

Notes payable outstanding at December 31, 2012 of $141.5 million have scheduled maturities of 2025 and thereafter.

12. Junior Subordinated Debentures and Trust Preferred Securities

PlainsCapital has four statutory Trusts, three of which were formed under the laws of the state of Connecticut and the fourth, PCC Statutory Trust IV, which was formed under the laws of the state of Delaware. The Trusts were created for the sole purpose of issuing and selling preferred securities and common securities, using the resulting proceeds to acquire junior subordinated debentures issued by PlainsCapital (the “Debentures”). Accordingly, the Debentures are the sole assets of the Trusts, and payments under the Debentures are the sole revenue of the Trusts. All of the common securities are owned by PlainsCapital; however, PlainsCapital is not the primary beneficiary of the Trusts. Accordingly, the Trusts are not included in PlainsCapital’s consolidated financial statements.

The Trusts have issued $65,000,000 of floating rate preferred securities and $2,012,000 of common securities and have invested the proceeds from the securities in floating rate Debentures of PlainsCapital. Information regarding the PlainsCapital Debentures is shown in the following table (in thousands).

Investor	Issue Date	Amount
PCC Statutory Trust I	July 31, 2001	$18,042
PCC Statutory Trust II	March 26, 2003	$18,042
PCC Statutory Trust III	September 17, 2003	$15,464
PCC Statutory Trust IV	February 22, 2008	$15,464

The stated term of the Debentures is 30 years with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2012 was 3.53%. The term, rate and other features of the preferred securities are the same as the Debentures. PlainsCapital’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee of the Trust’s obligations under the preferred securities.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Income Taxes

The significant components of the income tax provision (benefit) are as follows (in thousands).

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$4,346	$(966)	$(538)
State	935	—	(587)
	5,281	(966)	(1,125)
Deferred:
Federal	(5,649)	(4,043)	118
State	(777)	—	—
	(6,426)	(4,043)	118
	$(1,145)	$(5,009)	$(1,007)

The income tax benefit differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to loss before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2012	2011	2010
Computed tax at federal statutory rate	$(2,185)	$(4,039)	$(544)
Tax effect of:
Life insurance	(18)	—	—
Tax-exempt income, net	(151)	—	—
State income taxes	103	—	(587)
Nondeductible expenses	352	(970)	124
Nondeductible transaction costs	1,151	—	—
Minority interest	(174)	—	—
Prior year return to provision adjustment	(150)	—	—
Other	(73)	—	—
	$(1,145)	$(5,009)	$(1,007)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$16,377	$19,598
Purchase accounting adjustment - loans	50,752	—
Allowance for loan losses	1,235	—
Compensation and benefits	15,246	—
Indemnification agreements	8,242	—
Losses and LAE discounting	505	482
Unearned premiums	5,682	5,424
Non-accrual loan interest	1,497	—
Partnership investments	1,050	—
Foreclosed property	3,701	—
AMT credit carryforwards	769	769
Other	3,413	1,095
	108,469	27,368

Deferred tax liabilities:
Premises and equipment	10,109	—
Intangible assets	30,068	3,684
Derivatives	12,213	—
Net other comprehensive income	4,337	—
Deferred policy acquisition costs	6,934	6,714
Securities	8,665	8,616
Other	3,110	—
	75,436	19,014
Net deferred tax asset	$33,033	$8,354

The Company has no valuation allowance on its deferred tax assets at December 31, 2012 and 2011. In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is required to assess whether a valuation allowance should be established against the Company’s net deferred tax assets based on the consideration of all available evidence using a more likely than not standard. In making such judgments, significant weight is given to evidence that can be objectively verified. In assessing the Company’s ability to support the realizability of its deferred tax assets, management considered both positive and negative evidence, including our cumulative pre-tax loss position since the quarter ending December 31, 2009, less any abnormal occurrences during that period, as well as future taxable income and reversals of existing taxable temporary differences. The Company expects to realize our current deferred tax assets through the implementation of certain tax planning strategies surrounding the acquisition of PlainsCapital, core earnings, and reversal of timing differences. Therefore, the Company concluded there was sufficient positive evidence to outweigh the negative evidence of the prior year cumulative losses.

At December 31, 2012, the Company had net operating loss carryforwards for Federal income tax purposes of $46.8 million and $50.4 million for regular income tax and alternative minimum tax, respectively. Substantially all net operating loss carryforwards are subject to separate return limitations on their usage. These net operating loss carry-forwards expire in 2023 and later years. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a taxable year.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. There were no uncertain tax positions at December 31, 2012 and 2011. However, as a result of the resolution and the expiration of the statute of limitations on certain prior period state tax audits with associated uncertain tax positions, the Company recognized tax benefits of $1.0 million and $0.2 million during the years ended December 31, 2011 and 2010, respectively. The Company does not anticipate any significant liabilities for uncertain tax positions to arise in the next twelve months.

Hilltop files income tax returns in U.S. federal and several U.S. state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitation expire. Excluding those entities acquired as a part of the PlainsCapital Merger, Hilltop has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2010, and is under no federal or state tax audits at December 31, 2012. PlainsCapital has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2010, and is under no federal or state tax audits at December 31, 2012.

14. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions to the plan based on entity-specific factors including the level of normal operating earnings and the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for this matching contribution totaled $0.7 million in 2012, $0.2 million in 2011 and $0.1 million in 2010.

In connection with the Merger, PlainsCapital is in the process of terminating its employee stock ownership plan (“ESOP”) and distributing the assets held by the ESOP (consisting of cash and shares of Hilltop common stock) to ESOP participants.

Effective upon the completion of the Merger, the Company recorded a liability of $8.9 million associated with separate retention agreements entered into between Hilltop and two executive officers of PlainsCapital.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2012, the carrying value of the policies included in other assets was $24.1 million. For the month ended December 31, 2012, the Bank recorded income of $0.1 million related to the policies that was reported in other noninterest income within the consolidated statement of operations.

15. Related Party Transactions

Pursuant to a Management Services Agreement, as amended, Diamond A Administration Company LLC, or Diamond A, an affiliate of Gerald J. Ford, the current Chairman of the Board of Hilltop and the beneficial owner of 18.0% of Hilltop common stock at December 31, 2012, provided certain management services to Hilltop and its subsidiaries, including, among others, financial and acquisition evaluation, and office space to Hilltop. The services and office space were provided at a cost of $91,500 per month, plus reasonable out-of-pocket expenses. The services provided under this agreement include those of several Hilltop’s directors, including Gerald J. Ford, Kenneth Russell and Carl B.  Webb. Prior to Jeremy Ford assuming the role of Chief Executive Officer of Hilltop, he provided services to Hilltop under the Management Services Agreement. Hilltop also agreed to indemnify and hold harmless Diamond A for its performance or provision of these services, except for gross negligence and willful misconduct.  Further, Diamond A’s maximum aggregate liability for damages under this agreement is limited to the amounts paid to Diamond A under this agreement during twelve months prior to that cause of action. In connection with the Merger transaction with PlainsCapital on November 30, 2012, the Management Services Agreement was terminated. However, pursuant to a Sublease Agreement, Diamond A will provide office space to Hilltop at a cost of $18,303 per month. This Sublease Agreement continues in effect until June 30, 2015 or such earlier date that the base lease expires.

Jeremy B. Ford, a director and the Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P.  Diamond A Financial, L.P. owns 18.0% of the outstanding Hilltop common stock at December 31, 2012. He also is a director and the Secretary of Diamond A Administration Company, LLC, which has provided management services and office space to Hilltop as described the preceding paragraph. Diamond

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A Administration Company, LLC is owned by Hunter’s Glen/Ford, Ltd., a limited partnership in which a trust for the benefit of Jeremy B. Ford is a 46% limited partner.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $23.2 million at December 31, 2012. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectibility. For such loans since the Merger with PlainsCapital on November 30, 2012, total principal additions were $0.7 million and total principal payments were $1.1 million.

At December 31, 2012, the Bank held deposits of related parties of $173.5 million.

A related party is the lessor in an operating lease with the Bank. The Bank’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $8.0 million.

The Bank purchases loans from a company for which a related party serves as a director, president and chief executive officer. At December 31, 2012, the outstanding balance of the purchased loans was $6.0 million. The loans were purchased with recourse to the company in the ordinary course of business and the related party had no direct financial interest in the transactions.

PlainsCapital Equity, LLC is a limited partner in certain limited partnerships that have received loans from the Bank.  The Bank made those loans in the normal course of business, using underwriting standards and offering terms that are substantially the same as those used or offered to non-affiliated borrowers. At December 31, 2012, the Bank had outstanding loans of $4.2 million in which PlainsCapital Equity, LLC had a limited partnership interest. The investment of PlainsCapital Equity, LLC in these limited partnerships was $3.7 million at December 31, 2012.

16. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $16.0 million at December 31, 2012.

Legal Matters

In November 2006, FSC received subpoenas from the SEC and the United States Department of Justice (“DOJ”) in connection with an investigation of possible antitrust and securities law violations, including bid-rigging, in the procurement of guaranteed investment contracts and other investment products for the reinvestment of bond proceeds by municipalities. The investigation is industry-wide and includes approximately 30 or more firms, including some of the largest U.S. investment firms.

As a result of these SEC and DOJ investigations into industry-wide practices, FSC was initially named as a co-defendant in cases filed in several different federal courts by various state and local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities and a similar set of lawsuits filed by various California local governmental entities suing on behalf of themselves and a purported class of similarly situated governmental entities.  All claims asserted against FSC in these purported class actions were subsequently dismissed. However, the plaintiffs in these purported class actions have filed amended complaints against other entities, and FSC is identified in these complaints not as a defendant, but as an alleged co-conspirator with the named defendants.

Additionally, as a result of these SEC and DOJ investigations into industry-wide practices, FSC has been named as a defendant in 20 individual lawsuits. These lawsuits have been brought by several California public entities and two New York non-profit corporations that do not seek to certify a class. The Judicial Panel on Multidistrict Litigation has transferred these cases to the United States District Court, Southern District of New York. The California plaintiffs allege

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

violations of Section 1 of the Sherman Act and the California Cartwright Act.  The New York plaintiffs allege violations of Section 1 of the Sherman Act and the New York Donnelly Act. The allegations against FSC are very limited in scope. FSC has filed answers in each of the twenty lawsuits denying the allegations and asserting several affirmative defenses. FSC intends to defend itself vigorously in these individual actions. The relief sought is unspecified monetary damages.

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Hilltop and its subsidiaries are defendants in various other legal matters arising in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters, and the matters discussed above will not materially affect our consolidated financial condition, results of operations or cash flows taken as a whole.

Other Contingencies

The mortgage origination segment may be responsible for errors or omissions relating to its representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. If determined to be at fault, the mortgage origination segment either repurchases the loans from the investors or reimburses the investors’ losses (a “make-whole” payment). The mortgage origination segment has established an indemnification liability for such probable losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. At December 31, 2012, the liability for the indemnification reserve totaled $19.0 million. Although management considers this reserve to be appropriate, there can be no assurance that the reserve will prove to be appropriate over time to cover ultimate losses, due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters will be considered in the reserving process when known.

Effective upon completion of the Merger, Hilltop entered into separate retention agreements with two executive officers of PlainsCapital, one having an initial term of three years (with automatic one-year renewals at the end of two years and each anniversary thereof) and the other having an initial term of two years (with automatic one-year renewals at the end of the first year and each anniversary thereof). Each of these retention agreements provides for severance pay benefits if the executive officer’s employment is terminated without “cause”.

In addition to these retention agreements, PlainsCapital and its subsidiaries maintain employment contracts with certain executive officers and severance agreements with certain other senior officers that provide severance pay benefits in the event of a “change in control” as defined in these agreements. Each of these agreements will expire on the second anniversary following the effective date of the Merger. Given that the Merger constitutes a “change in control” of PlainsCapital, severance pay benefits will be payable if an officer subject to one of these employment or severance agreements is terminated without cause prior to the second anniversary of the effective date of the Merger. Prior to expiration of these agreements, similar severance pay benefits will be payable in the event of termination of such officer without “cause” following a change in control of Hilltop.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Hilltop and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 16 years and under capital leases with remaining terms of 12 to 16 years. Rental expense under the operating leases was $2.9 million, $0.5 million and $0.6 million in 2012, 2011 and 2010, respectively. Future minimum lease payments under these agreements follow (in thousands).

	Operating Leases	Capital Leases
2013	$19,308	$1,063
2014	16,517	1,080
2015	13,085	1,090
2016	10,440	1,103
2017	8,976	1,129
Thereafter	34,608	10,680
Total minimum lease payments	$102,934	16,145
Amount representing interest		(4,475)
Present value of minimum lease payments		$11,670

17. Financial Instruments with Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received. The contract amounts of those instruments reflect the extent of involvement (and therefore the exposure to credit loss) the Bank has in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and may require payment of fees. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The Bank had in the aggregate outstanding unused commitments to extend credit of $1.1 billion at December 31, 2012. The Bank had outstanding standby letters of credit of $36.5 million at December 31, 2012.

The Bank uses the same credit policies in making commitments and standby letters of credit as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include real estate, accounts receivable, marketable securities, interest-bearing deposit accounts, inventory, and property, plant and equipment.

In the normal course of business, FSC executes, settles, and finances various securities transactions that may expose FSC to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the account of FSC, clearing agreements between FSC and various clearinghouses and broker-dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

18. Stock-Based Compensation

On November 2, 2011, the Compensation Committee of our Board of Directors awarded two senior executives Stock Option Awards to purchase an aggregate of 600,000 shares of the Company’s common stock at an exercise price of $7.70 per share. These Stock Option Awards vest in five equal installments beginning on the grant date, with the remainder vesting on each grant date anniversary through 2015. Additionally, these Stock Option Awards expire on November 2, 2016.  Compensation expense related to these Stock Option Awards was $0.9 million, of which $0.5 million was amortized

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

through December 2012 and the remaining $0.4 million will be amortized through October 2015. The fair value for these Stock Option Awards granted was estimated using the Black-Scholes option pricing model with an expected volatility of 25%, a risk-free interest rate of 0.96%, a dividend yield rate of zero, a five-year expected life of the options and a forfeiture rate of 15%.

In September 2012, the stockholders approved the Hilltop Holdings 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of Hilltop, its subsidiaries and outside directors of Hilltop. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2012, no awards had been granted pursuant to the 2012 Plan.

Compensation expense related to the plans was $0.5 million, $0.1 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During 2012, 2011 and 2010, Hilltop granted 5,183, 5,418 and 10,163 common shares, respectively, to independent members of our Board of Directors for service rendered to the Company during the respective periods.

19. Regulatory Matters

Bank

The Bank and Hilltop are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require us to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the companies to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). The Tier 1 Capital (to average assets) ratio was calculated using the average assets for the month of December 2012. A comparison of the Bank’s and Hilltop’s actual capital amounts and ratios to the minimum requirements is as follows (dollars in thousands).

	December 31, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$245,495	4%	$542,307	8.84%
Tier 1 capital (to risk-weighted assets)	183,308	4%	542,307	11.83%
Total capital (to risk-weighted assets)	366,615	8%	546,598	11.93%

Hilltop:
Tier 1 capital (to average assets)	$266,514	4%	$871,379	13.08%
Tier 1 capital (to risk-weighted assets)	196,670	4%	871,379	17.72%
Total capital (to risk-weighted assets)	393,340	8%	875,670	17.81%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of book capital to Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2012
	Bank	Hilltop
Total capital per books	$831,677	$1,144,496
Add:
Minority interests	2,054	2,054
Trust preferred securities	—	65,000
Net unrealized holding losses on securities available for sale and held in trust	1,125	(8,094)
Deduct:
Goodwill and other disallowed intangible assets	(292,341)	(331,508)
Other	(208)	(569)
Tier 1 capital (as defined)	542,307	871,379
Add: Allowable Tier 2 capital
Allowance for loan losses	4,291	4,291
Total capital (as defined)	$546,598	$875,670

To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 capital to total average assets and Tier 1 capital to risk-weighted assets ratios of 4%, and a total capital to risk-weighted assets ratio of 8%.  Based on the actual capital amounts and ratios shown in the previous table, the Bank’s ratios place it in the well capitalized (as defined) capital category under the regulatory framework for prompt corrective action. The minimum required capital amounts and ratios for the well capitalized category are summarized as follows (dollars in thousands):

	December 31, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$306,869	5%	$542,307	8.84%
Tier 1 capital (to risk-weighted assets)	274,961	6%	542,307	11.83%
Total capital (to risk-weighted assets)	458,269	10%	546,598	11.93%

Financial Advisory

Pursuant to the net capital requirements of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At December 31, 2012, FSC had net capital of $47.6 million; the minimum net capital requirement was $2.8 million; net capital maintained by FSC was 34% of aggregate debits; and net capital in excess of the minimum requirement was $44.8 million.

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”) and the Government National Mortgage Association (“GNMA”). On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with the minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of December 31, 2012, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Insurance

The Company’s insurance subsidiaries’, which are domiciled in the State of Texas, statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas had adopted the National Association of Insurance Commissioners’ statutory accounting practices as the basis of its statutory accounting practices with certain differences which are not significant to the company’s statutory equity.

Following is a summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary (in thousands).

	Year Ended December 31,
	2012	2011	2010
National Lloyds Insurance Company:
Capital and surplus	$94,558	$94,154	$94,081
Statutory net income (loss)	$(3,858)	$(133)	$7,010
American Summit Insurance Company:
Capital and surplus	$25,761	$24,554	$25,216
Statutory net income (loss)	$972	$(541)	$642

The funding of the cash requirements (including debt service) of NLASCO is primarily provided by cash dividends from NLASCO’s wholly owned insurance subsidiaries. Dividends paid by the insurance subsidiaries are restricted by regulatory requirements of the Texas Department of Insurance. Under Texas State Insurance Law for property and casualty companies, all dividends must be distributed out of earned surplus only. Furthermore, without the prior approval of the Commissioner, dividends cannot be declared or distributed which exceed the greater of ten percent of NLASCO’s surplus, as shown by its last statement on file with the Commissioner, or one hundred percent of net income for such period. The subsidiaries paid $6.0 million in dividends to NLASCO in 2010, and no dividends in 2011 or 2012. At December 31, 2012, the maximum dividend that may be paid to NLASCO in 2013 without regulatory approval is approximately $12 million.

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2012, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the NAIC has adopted the RBC formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2012, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

20. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2012, $13.9 million of its earnings was available for dividend declaration without prior regulatory approval.

Series B Preferred Stock

On November 29, 2012, Hilltop filed with the State Department of Assessments and Taxation of the State of Maryland articles supplementary for the Hilltop Series B Preferred Stock, setting forth its terms. Holders of the Hilltop Series B Preferred Stock are entitled to noncumulative cash dividends at a fluctuating dividend rate based on Hilltop’s level of qualified small business lending. The Hilltop Series B Preferred Stock is non-voting, except in limited circumstances, and ranks senior to Hilltop’s common stock with respect to the payment of dividends and distribution of assets upon any liquidation, dissolution or winding up of Hilltop.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As discussed in Note 2, and as a result of the Merger, each outstanding share of PlainsCapital Non-Cumulative Perpetual Preferred Stock, Series C, all the outstanding shares of which are held by the United States Department of the Treasury, was converted into one share of Hilltop Series B Preferred Stock.

The terms of the Hilltop Series B Preferred Stock restrict Hilltop’s ability to pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment on its common stock and other Hilltop capital stock ranking junior to the Hilltop Series B Preferred Stock, and on other preferred stock and other stock ranking on a parity with the Hilltop Series B Preferred Stock, in the event that Hilltop does not declare dividends on the Hilltop Series B Preferred Stock during any dividend period.

The terms of the Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Series B Preferred Stock is outstanding based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank from its average level of QSBL at each of the four quarter ends leading up to June 30, 2010 (the “Baseline”).

The dividend rate on Series B Preferred Stock since December 1, 2012 is as follows.

Dividend Period		Annualized
Beginning	Ending	Dividend Rate
December 1, 2012	December 31, 2012	2.730%
January 1, 2013	March 31, 2013	2.468%
April 1, 2013	December 31, 2013	1.000% to 5.000% (1)
January 1, 2014	March 26, 2016	1.000% to 5.000% (2)
March 27, 2016	Redemption	9.000% (3)

(1)         Between April 1, 2013 and December 31, 2013, the dividend rate will adjust quarterly in such range based upon the level of percentage change in QSBL between the end of the quarter ending before the most recently completed quarter and the Baseline.

(2)         Between January 1, 2014 and March 26, 2016, the dividend rate will be fixed at a rate in such range based upon the level of percentage change in QSBL between September 30, 2013 and the Baseline.

(3)         Beginning on March 27, 2016, the dividend rate will be fixed at nine percent (9%) per annum.

The dividend rate on the Series B Preferred Stock was 2.730% at December 31, 2012. The dividend rate for the period from January 1, 2013 to March 31, 2013 is 2.468%.

In addition to the applicable dividend rates described above, beginning on January 1, 2014 and on all dividend payment dates thereafter ending on April 1, 2016, if the Bank fails to increase its level of QSBL compared to the Baseline, the Company will be required to pay a quarterly lending incentive fee of 0.5% of the liquidation value.

As long as shares of Series B Preferred Stock remain outstanding, Hilltop may not pay dividends to its common stockholders (nor may Hilltop repurchase or redeem any shares of its common stock) during any quarter in which the Company fails to declare and pay dividends on the Series B Preferred Stock and for the next three quarters following such failure. In addition, under the terms of the Series B Preferred Stock, Hilltop may only declare and pay dividends on its common stock (or repurchase shares of Hilltop common stock), if, after payment of such dividend, the dollar amount of Hilltop’s Tier 1 capital would be at least ninety percent (90%) of Tier 1 capital as of September 27, 2011, excluding any charge-offs and redemptions of the Series B Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning January 1, 2014, based upon the extent by which, if at all, the QSBL at September 30, 2013 has increased over the Baseline.

The Company may redeem the Series B Preferred Stock at any time at its option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, subject to the approval of the Company’s federal banking regulator.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Series A Preferred Stock

In 2004, the Company issued 5,000,000 shares of Series A Preferred Stock at an initial public offering price of $25.00 per share that have no stated par value and a liquidation preference of $25.00 per share, plus all accumulated, accrued and unpaid dividends. The holders of our Series A Preferred Stock were entitled to receive cash dividends at a rate of 8.25% per annum on the $25.00 liquidation preference. The Series A Preferred Stock has no voting rights and no stated maturity. On and after February 18, 2009, Hilltop had the option to redeem its Series A Preferred Stock, in whole or from time to time in part, at a cash redemption price equal to $25.00 per share, plus all accumulated, accrued and unpaid dividends, if any, to and including the redemption date.

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

21. Other Noninterest Income and Expense

The following tables show the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2012	2011	2010
Other noninterest income:
Revenue from check and stored value cards	$275	$—	$—
Net loss from trading securities portfolio	(646)	—	—
Trust fees	411	—	—
Service charges on depositor accounts	724	—	—
Commission and insurance agency income	2,159	2,645	2,353
Direct bill fees and insurance service fee income	4,109	4,140	4,391
Other	1,541	—	—
	$8,573	$6,785	$6,744

Other noninterest expense:
Marketing	$2,245	$—	$—
Data processing	4,033	434	376
Unreimbursed loan closing costs	5,944	—	—
Amortization of intangible assets	1,986	1,525	1,643
Acquisition costs	6,570	2,603	1,271
Management fees	1,025	1,098	1,124
Accounting fees	2,269	852	793
Other professional services	5,004	412	693
Other	5,292	2,869	2,590
	$34,368	$9,793	$8,490

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

22. Derivative Financial Instruments

The Bank and PrimeLending use various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin. PrimeLending has interest rate risk relative to its inventory of mortgage loans held for sale and IRLCs. PrimeLending is exposed to such rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3, PrimeLending has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides PrimeLending the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. PrimeLending and FSC provide IRLCs to their customers and execute forward purchase commitments to sell mortgage loans. The fair values of both IRLCs and purchase commitments are recorded in other assets or other liabilities, as appropriate. Changes in the fair values of these derivative instruments produced a net loss of $6.2 million for the month ended December 31, 2012, which was recorded as a component of gain on sale of loans within other noninterest income, as appropriate.

Derivative positions at December 31, 2012 are presented in the following table (in thousands).

	Notional	Estimated
	Amount	Fair Value
Derivative instruments
IRLCs	$1,133,211	$15,616
Interest rate swaps	1,969	25
Forward purchase commitments	1,586,930	(1,025)

23. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables at December 31, 2012 consisted of the following (in thousands). There were no broker-dealer and clearing organization receivables and payables at December 31, 2011.

Receivables:
Securities borrowed	$103,936
Securities failed to deliver	33,045
Clearing organizations	8,543
Due from dealers	40
$145,564

Payables:
Securities loaned	$115,102
Correspondents	41,414
Securities failed to receive	31,474
$187,990

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

24. Deferred Policy Acquisition Cost

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to the successful issuance of a new or renewal policy incurred by NLASCO are deferred and charged against income ratably over the terms of the related policies.  A summary of the activity in deferred policy acquisition costs is as follows (in thousands).

	Year Ended December 31,
	2012	2011
Balance, beginning of year	$19,182	$17,237
Acquisition expenses capitalized	39,387	36,700
Amortization charged to income	(38,757)	(34,755)
Balance, end of year	$19,812	$19,182

Amortization is included in policy acquisition and other underwriting expenses in the accompanying consolidated statements of operations.

25. Reserves for Unpaid Losses and Loss Adjustment Expenses

Information regarding the reserve for unpaid losses and LAE are as follows (in thousands).

	Year Ended December 31,
	2012	2011	2010

Balance, beginning of year	$44,835	$58,882	$33,780
Less reinsurance recoverables	(25,083)	(43,773)	(21,102)
Net balance, beginning of year	19,752	15,109	12,678

Incurred related to:
Current year	109,328	97,742	69,044
Prior years	(169)	(1,008)	1,899
Total incurred	109,159	96,734	70,943

Payments related to:
Current year	(90,743)	(83,266)	(59,560)
Prior years	(14,541)	(8,825)	(8,952)
Total payments	(105,284)	(92,091)	(68,512)

Net balance, end of year	23,627	19,752	15,109
Plus reinsurance recoverables	10,385	25,083	43,773
Balance, end of year	$34,012	$44,835	$58,882

The decrease in reserves for the year ended December 31, 2012, as compared to the same period in 2011, of $10.8 million is due primarily to settling reserves and paying claims related to Hurricane Ike, Hurricane Dolly and the 2010 Arizona Storm. Incurred amounts related to current year increased $11.6 million for the year ended December 31, 2012, as compared to the same period in 2011, is due to an increase in frequency and severity of wind and hail losses. Incurred amounts related to prior years indicates favorable development in incurred but not reported at December 31, 2011, resulting in a benefit in the year ended December 31, 2012. This redundancy is due to favorable development on our homeowners and fire products for the 2008 and 2009 accident years, offset by unfavorable development for the 2011 accident year.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

26. Reinsurance Activity

NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible as NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2012, reinsurance receivables have a carrying value of $18.6 million. There was no allowance for uncollectible accounts at December 31, 2012, based on our quality requirements.

Reinsurers with a balance in excess of 5% of our outstanding reinsurance receivables at December 31, 2012 are listed below (in thousands).

	Balances
	Due From	A.M. Best
	Reinsurers	Rating

Federal Emergency Management Agency	$3,706	N/A
Endurance Specialty Insurance Ltd	2,142	A
Arden Reinsurance Co	1,702	A-
Platinum Underwriters Reinsurance, Inc.	1,415	A
Munich Reinsurance America, Inc.	1,076	A+
Arch Reinsurance Company	1,066	A+
MS Frontier Reinsurance Limited	1,059	A
	$12,166

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,
	2012		2011		2010
	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$163,780	$162,383	$155,054	$147,419	$139,290	$134,701
Reinsurance assumed	6,422	5,882	5,388	5,176	5,079	4,998
Reinsurance ceded	(19,751)	(21,564)	(18,705)	(18,547)	(22,678)	(22,507)
Net premiums	$150,451	$146,701	$141,737	$134,048	$121,691	$117,192

The effects of reinsurance on incurred losses are as follows (in thousands).

	Year Ended December 31,
	2012	2011	2010
Loss and LAE incurred	$115,347	$92,655	$109,882
Reinsurance recoverables	(6,188)	4,079	(38,939)
Net loss and LAE incurred	$109,159	$96,734	$70,943

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Multi-line excess of loss coverage

In addition to the catastrophe reinsurance noted below, both NLIC and ASIC participate in an excess of loss program with General Reinsurance Corporation. The General Reinsurance Corporation program is limited to each risk with respect to property and liability in the amount of $775,000 for each of NLIC and ASIC. Each of NLIC and ASIC retain $225,000 in this program. Effective January 1, 2013, the program limited each risk for property and liability in the amount of $700,000 for each NLIC and ASIC, with the retention increasing to $300,000.

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

At December 31, 2012, NLASCO has four layers of catastrophic excess of loss reinsurance coverage up to $170 million of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $50 million in excess of $50 million loss and $70 million in excess of $100 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At December 31, 2012, total retention for any one catastrophe that affects both NLIC and ASIC is limited to $8 million in the aggregate. At January 1, 2013, NLASCO renewed its reinsurance contract for its first, second and third layers of reinsurance. The projected premiums on these treaties for NLIC and ASIC are $10.1 million and $2.8 million, respectively, in 2013.

For the year ended December 31, 2012, NLASCO experienced a catastrophe that resulted in losses in excess of retention at NLIC, as compared to none during the year ended December 31, 2011. For the year ended December 31, 2010, NLASCO experienced one significant catastrophe that resulted in losses in excess of retention at ASIC. The Texas hail storm that exceeded retention in the year ended December 31, 2012, had incurred losses of $8.3 million. Gross losses from the 2010 catastrophe and other prior year catastrophic events, including Hurricanes Ike and Dolly, was $0.8 million, as compared to favorable development of $7.0 million for the same period in 2011. These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded our retention and are fully recoverable. The primary financial effect beyond the reinsurance retention is additional reinstatement premium payable to the affected reinsurers. Reinstatement premiums during the years ended December 31, 2012, 2011 and 2010 of $0.5 million, $0.1 million and $2.5 million, respectively. Reinstatement premiums are recorded as ceded premiums.

For the year ended December 31, 2012, the ultimate loss development related to Hurricane Ike increased $1.4 million, resulting in reinstatement premiums of $0.6 million. Total loss development was favorable $0.6 million on Hurricane Dolly, resulting in a benefit from reinstatement premiums of $0.1 million.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

27. Segment and Related Information

Hilltop has four reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank. The operations of PrimeLending comprise the mortgage origination segment. The insurance segment is composed of NLASCO. The financial advisory segment is composed of First Southwest.

Balance sheet amounts for Hilltop and its remaining subsidiaries not discussed in the previous paragraph are included in “All Other and Eliminations.”

As discussed in Note 1 to the consolidated financial statements, the Company acquired PlainsCapital and its subsidiaries on November 30, 2012. Prior to this acquisition, Hilltop operated as a single segment through its insurance subsidiary, NLASCO, given the integrated monitoring, control and management of its fire and homeowners insurance business lines.

The following tables present certain information about reportable segment revenues, operating results, goodwill and assets at and for the year ended December 31, 2012 (in thousands).

		Mortgage		Financial	All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Eliminations	Consolidated
Net interest income (expense)	$24,885	$(4,987)	$4,730	$1,191	$3,023	$28,842
Provision for loan losses	3,670	—	—	130	—	3,800
Noninterest income	4,601	57,618	154,147	10,909	(3,043)	224,232
Noninterest expense	16,130	50,296	163,585	11,078	14,428	255,517
Income (loss) before income taxes	$9,686	$2,335	$(4,708)	$892	$(14,448)	$(6,243)

Goodwill	$209,703	$13,071	$23,988	$7,008	$—	$253,770

Total assets	$6,195,775	$1,548,384	$305,699	$592,017	$(1,355,010)	$7,286,865

28. Earnings (Loss) per Common Share

The following table presents the computation of basic and diluted loss per common share (in thousands, except per share data).

	Year Ended December 31,
	2012	2011	2010
Loss applicable to Hilltop Holdings common stockholders	$(5,592)	$(6,531)	$(548)
Dividends on preferred stock	(259)	—	(7,047)
Redemption of preferred stock	—	—	(5,892)
Loss applicable to Hilltop Holdings common stockholders for basic loss per common share	$(5,851)	$(6,531)	$(13,487)

Basic shares outstanding	58,754	56,499	56,492
Diluted shares outstanding	58,754	56,499	56,492

Basic loss per common share	$(0.10)	$(0.12)	$(0.24)
Diluted loss per common share	$(0.10)	$(0.12)	$(0.24)

Weighted-average equivalent shares excluded from diluted loss:
Senior exchangeable notes	6,208	6,208	6,718
Stock options	600	700	100
Total	6,808	6,908	6,818

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For each of the years ended December 31, 2012, 2011 and 2010, the computation of diluted net loss per common share did not include the shares of senior exchangeable notes as their inclusion would have been anti-dilutive. Options to purchase common stock for the years ended December 31, 2012, 2011 and 2010 were not included in the computation of diluted net loss per common share as their exercise prices were in excess of the average stock prices for the periods presented.

29. Condensed Financial Statements of Parent

Condensed financial statements of Hilltop (parent only) follow (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Statements of Operations

	Year Ended December 31,
	2012	2011	2010
Investment income	$7,035	$4,284	$1,791
Interest expense	6,996	7,135	7,010
General and administrative expense	14,488	8,868	7,433
Loss before income taxes, equity in undistributed earnings of subsidiaries and preferred stock activity	(14,449)	(11,719)	(12,652)
Income tax benefit	(3,313)	(5,138)	(4,941)
Equity in undistributed earnings of subsidiaries	6,038	50	7,163
Net loss	$(5,098)	$(6,531)	$(548)

Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(5,098)	$(6,531)	$(548)
Other comprehensive income (loss), net of tax	(4,900)	8,581	1,723
Comprehensive income (loss)	$(9,998)	$2,050	$1,175

Condensed Balance Sheets

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$204,754	$533,374
Securities, available for sale	64,082	70,513
Investment in subsidiaries	944,546	126,017
Other assets	27,743	24,884
Total assets	$1,241,125	$754,788

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$5,779	$8,555
Notes payable	90,850	90,850
Stockholders’ equity	1,144,496	655,383
Total liabilities and stockholders’ equity	$1,241,125	$754,788

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net loss	$(5,098)	$(6,531)	$(548)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(6,038)	(50)	(7,163)
Deferred income taxes	(1,011)	(3,756)	6,787
Other, net	(3,506)	(204)	(906)
Net cash used in operating activities	(15,653)	(10,541)	(1,830)

Investing Activities
Cash paid for acquisitions	(311,805)	—	—
Purchases of securities available for sale	—	(57,489)	—
Net cash used in investing activities	(311,805)	(57,489)	—

Financing Activities
Dividends paid	(1,162)	—	(8,766)
Redemption of preferred stock	—	—	(125,000)
Net cash used in financing activities	(1,162)	—	(133,766)

Net change in cash and cash equivalents	(328,620)	(68,030)	(135,596)
Cash and cash equivalents, beginning of year	533,374	601,404	737,000
Cash and cash equivalents, end of year	$204,754	$533,374	$601,404

30. Recently Issued Accounting Standards

Deferred Policy Acquisition Costs

In October 2010, the FASB issued ASU-2010-26 to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of policy acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of policy acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for periods beginning after December 15, 2011. The Company adopted this guidance prospectively on January 1, 2012, and it had no material impact on the Company’s consolidated financial statements.

Achieving Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB amended the Fair Value Measurements and Disclosures Topic of the ASC to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards. The amendments clarify the application of existing fair value measurement requirements, change certain principles in the Fair Value Measurements and Disclosure Topic and require additional fair value disclosures. The amendments became effective for Hilltop on January 1, 2012 and did not have a significant effect on the Company’s consolidated financial statements. Hilltop has included the additional disclosures required by the amendments in Note 3.

Comprehensive Income

In June 2011, the FASB amended the Comprehensive Income Topic of the ASC to revise the manner in which entities present comprehensive income in their financial statements. The amendments became effective for Hilltop on January 1, 2012. Accordingly, the Company has presented the components of comprehensive income in a separate statement of comprehensive income immediately following the statement of operations, rather than in the statement of stockholders’ equity. The adoption of the amendment did not have a significant effect on the Company’s consolidated financial statements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In February 2013, the FASB issued an additional amendment to the Comprehensive Income Topic to improve the reporting of reclassifications out of comprehensive income. The amendments require entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income (loss) if the amount being reclassified is required under GAAP to be reclassified out of accumulated other comprehensive income in its entirety to net income (loss). The amendment became effective for Hilltop on January 1, 2013, and its adoption is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

Offsetting Asset and Liabilities

In December 2011, the FASB amended the Balance Sheet Topic of the ASC to require enhanced disclosures about the nature and effect or potential effect of an entity’s rights of setoff associated with its financial and derivative instruments. In January 2013, the FASB issued an update to the amendments, which narrowed the scope of the financial instruments for which the enhanced disclosures are applicable. The amendments became effective for Hilltop on January 1, 2013, and its adoption is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB amended the Intangibles Topic of the ASC to simplify how entities test indefinite-lived intangible assets, other than goodwill, for impairment. Entities have the option to qualitatively test whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount in determining whether step one of the annual impairment test is necessary. The adoption of the amendment became effective for Hilltop in the fourth quarter of 2012 and did not have a significant effect on the Company’s consolidated financial statements.

31. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information for the years ended December 31, 2012 and 2011 is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2012
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$28,954	$3,379	$3,349	$3,356
Interest expense	3,786	2,140	2,131	2,139
Net interest income	25,168	1,239	1,218	1,217
Provision for loan losses	3,800	—	—	—
Noninterest income	109,691	39,591	38,063	36,887
Noninterest expense	115,934	46,792	55,233	37,558
Income (loss) before income taxes	15,125	(5,962)	(15,952)	546
Income tax provision (benefit)	5,809	(1,914)	(5,243)	203
Net income (loss)	9,316	(4,048)	(10,709)	343
Less: Net income attributable to noncontrolling interest	494	—	—	—
Net income (loss) attributable to Hilltop Holdings	$8,822	$(4,048)	$(10,709)	$343
Dividends on preferred stock	259	—	—	—
Income (loss) applicable to Hilltop Holdings common stockholders	$8,563	$(4,048)	$(10,709)	$343

Earnings (loss) per common share:
Basic	$0.13	$(0.07)	$(0.19)	$0.01
Diluted	$0.13	$(0.07)	$(0.19)	$0.01

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Year Ended December 31, 2011
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Interest income	$3,243	$3,233	$2,357	$2,216
Interest expense	2,323	2,241	2,245	2,176
Net interest income	920	992	112	40
Noninterest income	37,259	37,512	34,303	32,576
Noninterest expense	30,392	39,569	54,864	30,429
Income (loss) before income taxes	7,787	(1,065)	(20,449)	2,187
Income tax provision (benefit)	2,743	(1,313)	(7,216)	777
Net income (loss)	$5,044	$248	$(13,233)	$1,410

Earnings (loss) per common share:
Basic	$0.09	$0.00	$(0.23)	$0.02
Diluted	$0.09	$0.00	$(0.23)	$0.02

As discussed in Note 2 to the consolidated financial statements, the operating results of Hilltop for the fourth quarter ended December 31, 2012 include the results from the operations acquired in the PlainsCapital transaction for the month ended December 31, 2012. PlainsCapital contributed $8.4 million of net earnings during the fourth quarter of 2012.