Form 10-Q
period 2013-03-31
Hilltop Holdings Inc.
filed 2013-05-06
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock outstanding at May 3, 2013 was 83,955,870.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$588,838	$722,039
Federal funds sold and securities purchased under agreements to resell	23,691	4,421
Securities:
Trading, at fair value	60,769	90,113
Available for sale, at fair value (amortized cost of $1,132,701 and $978,502, respectively)	1,146,505	990,953
	1,207,274	1,081,066

Loans held for sale	1,242,322	1,401,507
Loans, net of unearned income	3,248,367	3,152,396
Allowance for loan losses	(16,637)	(3,409)
Loans, net	3,231,730	3,148,987

Broker-dealer and clearing organization receivables	187,833	145,564
Insurance premiums receivable	24,924	24,615
Deferred policy acquisition costs	20,301	19,812
Reinsurance receivable, net of uncollectible amounts	18,210	18,567
Premises and equipment, net	111,894	111,381
Other assets	233,033	277,398
Goodwill	251,808	253,770
Other intangible assets, net	75,052	77,738
Total assets	$7,216,910	$7,286,865

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$249,678	$323,367
Interest-bearing	4,508,760	4,377,094
Total deposits	4,758,438	4,700,461

Broker-dealer and clearing organization payables	250,280	187,990
Reserve for losses and loss adjustment expenses	32,070	34,012
Unearned insurance premiums	84,032	82,598
Short-term borrowings	576,730	728,250
Notes payable	140,747	141,539
Junior subordinated debentures	67,012	67,012
Other liabilities	129,016	198,453
Total liabilities	6,038,325	6,140,315
Commitments and contingencies (see Notes 9 and 10)
Stockholders’ equity:
Hilltop Holdings stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
Series B, liquidation value per share of $1,000; 114,068 shares issued and outstanding, respectively	114,068	114,068
Common stock, $0.01 par value, 100,000,000 shares authorized; 83,487,340 shares issued and outstanding, respectively	835	835
Additional paid-in capital	1,304,771	1,304,707
Accumulated other comprehensive income	8,973	8,094
Accumulated deficit	(250,838)	(283,208)
Total Hilltop Holdings stockholders’ equity	1,177,809	1,144,496
Noncontrolling interest	776	2,054
Total stockholders’ equity	1,178,585	1,146,550
Total liabilities and stockholders’ equity	$7,216,910	$7,286,865

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans, including fees	$64,886	$—
Securities:
Taxable	5,863	3,355
Tax-exempt	1,347	—
Federal funds sold and securities purchased under agreements to resell	21	—
Interest-bearing deposits with banks	333	—
Other	2,105	—
Total interest income	74,555	3,355

Interest expense:
Deposits	3,450	—
Short-term borrowings	513	—
Notes payable	2,322	2,139
Junior subordinated debentures	608	—
Other	450	—
Total interest expense	7,343	2,139

Net interest income	67,212	1,216
Provision for loan losses	13,005	—
Net interest income after provision for loan losses	54,207	1,216

Noninterest income:
Net gains from sale of loans and other mortgage production income	127,596	—
Mortgage loan origination fees	18,893	—
Net insurance premiums earned	37,473	35,155
Investment and securities advisory fees and commissions	22,009	—
Other	7,356	1,732
Total noninterest income	213,327	36,887

Noninterest expense:
Employees’ compensation and benefits	116,190	2,226
Loss and loss adjustment expenses	21,185	22,542
Policy acquisition and other underwriting expenses	10,803	10,901
Occupancy and equipment, net	19,412	244
Other	47,401	1,644
Total noninterest expense	214,991	37,557

Income before income taxes	52,543	546
Income tax expense	19,170	203

Net income	33,373	343
Less: Net income attributable to noncontrolling interest	300	—

Income attributable to Hilltop Holdings	33,073	343
Dividends on preferred stock	703	—
Income applicable to Hilltop Holdings common stockholders	$32,370	$343

Earnings per common share:
Basic	$0.39	$0.01
Diluted	$0.39	$0.01

Weighted average share information:
Basic	83,487	56,499
Diluted	83,743	56,555

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$33,373	$343
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax of $473 and $(1,831)	879	(3,401)
Comprehensive income (loss)	34,252	(3,058)
Less: comprehensive income attributable to noncontrolling interest	300	—

Comprehensive income (loss) applicable to Hilltop Holdings	$33,952	$(3,058)

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated		Total
					Additional	Other		Hilltop Holdings		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2011	—	$—	56,501	$565	$918,192	$13,983	$(277,357)	$655,383	$—	$655,383
Net income	—	—	—	—	—	—	343	343	—	343
Other comprehensive loss	—	—	—	—	—	(3,401)	—	(3,401)	—	(3,401)
Common stock issued to board members	—	—	1	—	12	—	—	12	—	12
Repurchase and retirement of common stock	—	—	(141)	(1)	(1,161)	—	—	(1,162)	—	(1,162)
Stock-based compensation expense	—	—	—	—	122	—	—	122	—	122
Balance, March 31, 2012	—	$—	56,361	$564	$917,165	$10,582	$(277,014)	$651,297	$—	$651,297

Balance, December 31, 2012	114	$114,068	83,487	$835	$1,304,707	$8,094	$(283,208)	$1,144,496	$2,054	$1,146,550
Net income	—	—	—	—	—	—	33,073	33,073	300	33,373
Other comprehensive income	—	—	—	—	—	879	—	879	—	879
Stock-based compensation expense	—	—	—	—	64	—	—	64	—	64
Dividends on preferred stock	—	—	—	—	—	—	(703)	(703)	—	(703)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1,578)	(1,578)
Balance, March 31, 2013	114	$114,068	83,487	$835	$1,304,771	$8,973	$(250,838)	$1,177,809	$776	$1,178,585

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$33,373	$343
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	13,005	—
Depreciation, amortization and accretion, net	(9,548)	339
Deferred income taxes	(7,067)	174
Other, net	85	179
Net change in securities purchased under resale agreements	(3,254)	—
Net change in trading securities	29,344	—
Net change in prepaid FDIC assessments	625	—
Net change in broker-dealer and clearing organization receivables	(77,077)	—
Net change in assets segregated for regulatory purposes	19,000	—
Net change in other assets	27,937	(1,481)
Net change in broker-dealer and clearing organization payables	34,075	—
Net change in loss and loss adjustment expense reserve	(1,942)	3,026
Net change in unearned insurance premiums	1,434	2,135
Net change in other liabilities	(56,899)	(2,161)
Net gains from sale of loans	(127,596)	—
Loans originated for sale	(3,025,709)	—
Proceeds from loans sold	3,310,115	—
Net cash provided by operating activities	159,901	2,554

Investing Activities
Proceeds from sales, maturities and principal reductions of securities available for sale	53,759	2,345
Purchases of securities available for sale	(209,507)	(2,556)
Net change in loans	(41,872)	—
Purchases of premises and equipment and other assets	(5,041)	(62)
Proceeds from sales of premises and equipment and other real estate owned	3,880	—
Net cash received for Federal Home Loan Bank and Federal Reserve Bank stock	6,702	—
Net cash used in investing activities	(192,079)	(273)

Financing Activities
Net change in deposits	68,948	—
Net change in short-term borrowings	(151,520)	—
Payments on notes payable	(792)	—
Payments to repurchase common stock	—	(1,162)
Net cash distributed to noncontrolling interest	(1,578)	—
Other, net	(65)	—
Net cash used in financing activities	(85,007)	(1,162)

Net change in cash and cash equivalents	(117,185)	1,119
Cash and cash equivalents, beginning of period	726,460	578,520
Cash and cash equivalents, end of period	$609,275	$579,639

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$8,313	$3,667
Cash paid for income taxes, net of refunds	$2,205	$—
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$284	$—

See accompanying notes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting and Reporting Policies

Nature of Operations

Hilltop Holdings Inc. (“Hilltop” or the “Company”) is a holding company that endeavors to make acquisitions or effect business combinations. In connection with this strategy, on November 30, 2012, Hilltop became a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999, and acquired PlainsCapital Corporation pursuant to an agreement and plan of merger whereby PlainsCapital Corporation merged with and into our wholly owned subsidiary (the “Merger”), which survived the Merger under the name “PlainsCapital Corporation” (“PlainsCapital”).

PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of financial products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, capital equipment leasing, fixed income sales, asset management, and correspondent clearing services. Certain disclosures within the notes to consolidated financial statements are specific to financial products and services of PlainsCapital and its subsidiaries and, therefore include information at March 31, 2013 and December 31, 2012 and relating to the three months ended March 31, 2013.

Prior to the consummation of the Merger, Hilltop’s primary operations were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through Hilltop’s wholly owned property and casualty insurance holding company, NLASCO, Inc. (“NLASCO”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses, the fair values of financial instruments, reserves for losses and loss adjustment expenses, the mortgage loan indemnification liability and the potential impairment of assets are particularly subject to change.

The presentation of Hilltop’s historical consolidated financial statements has been modified and certain items in the prior period financial statements have been reclassified to conform to the current period presentation, which is more consistent with that of a financial institution that provides an array of financial products and services.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Hilltop also owns 100% of NLASCO, which operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC, the controlling and sole managing member of PrimeLending Ventures, LLC (“Ventures”). Through a series limited liability company structure, Ventures establishes one or more separate operating divisions with select business partners, such as home builders, to originate residential mortgage loans.

The principal subsidiaries of First Southwest are First Southwest Company (“FSC”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”), and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

The consolidated financial statements include the accounts of the above-named entities. All significant intercompany transactions and balances have been eliminated. Noncontrolling interests have been recorded for minority ownership in entities that are not wholly owned and are presented in compliance with the provisions of Noncontrolling Interest in Subsidiary Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

PlainsCapital also owns 100% of the outstanding common stock of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which are not included in the consolidated financial statements under the requirements of the Variable Interest Entities Subsections of the ASC, because the primary beneficiaries of the Trusts are not within the consolidated group.

2. PlainsCapital Acquisition

After the close of business on November 30, 2012, Hilltop acquired PlainsCapital Corporation in a stock and cash transaction. PlainsCapital Corporation merged with and into Meadow Corporation, a wholly owned subsidiary of Hilltop, with Meadow Corporation continuing as the surviving entity under the name “PlainsCapital Corporation”. Based on Hilltop’s closing stock price on November 30, 2012, the total purchase price was $813.5 million, consisting of 27.1 million shares of common stock, $311.8 million in cash and the issuance of 114,068 shares of Hilltop Non-Cumulative Perpetual Preferred Stock, Series B. The fair market value of assets acquired, excluding goodwill, totaled $6.5 billion, including $3.2 billion of loans, $730.8 million of investment securities and $70.7 million of identifiable intangibles. The fair market value of the liabilities assumed was $5.9 billion, including $4.5 billion of deposits.

The Merger was accounted for using the purchase method of accounting, and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The Company initially recorded $230.1 million of goodwill in connection with the Merger, representing the inherent long-term value expected from the business opportunities created from combining PlainsCapital with Hilltop. The amount of goodwill recorded in connection with the Company’s acquisition of PlainsCapital Corporation is not deductible for tax purposes. The Company used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. The purchase date valuations are considered preliminary and are subject to change for up to one year after the acquisition date. During the three months ended March 31, 2013, the Company reduced goodwill related to the PlainsCapital acquisition by $2.0 million for a purchase accounting adjustment related to the valuation of a capital lease obligation.

The operations acquired in the Merger have been included in Hilltop’s financial results since December 1, 2012. The following table presents pro forma results for the three months ended March 31, 2012 had the acquisition taken place on January 1, 2011 (in thousands). The pro forma financial information combines the historical results of Hilltop and PlainsCapital Corporation and includes the estimated impact of purchase accounting adjustments. The purchase accounting adjustments reflect the impact of recording the acquired loans at fair value, including the estimated accretion of the purchase discount on the loan portfolio and related adjustments to PlainsCapital’s provision for loan losses. Accretion estimates were based on the acquisition date purchase discount on the loan portfolio, as it was not practicable to determine the amount of discount that would have been recorded based on economic conditions that existed on January 1, 2011. The pro forma results do not include any potential operating cost savings as a result of the Merger. Further, certain

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

costs associated with any restructuring or integration activities are also not reflected in the pro forma results. Pro forma results include the acquisition-related merger and restructuring charges incurred during the period. The pro forma results are not indicative of what would have occurred had the acquisition taken place on the indicated date.

Three Months Ended
March 31, 2012
Net interest income	$53,542
Other revenues	186,993
Net income	22,687

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

At March 31, 2013, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.24 billion, while the unpaid principal balance of those loans was $1.20 billion. At December 31, 2012, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

was $1.40 billion, while the unpaid principal balance of those loans was $1.36 billion. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

Hilltop holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of Fair Value Option or other authoritative pronouncements. The fair values of those instruments are determined primarily using Level 2 inputs. Those inputs include quotes from mortgage loan investors and derivatives dealers, data from independent pricing services and rates paid in the brokered certificate of deposit market.

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2013	Inputs	Inputs	Inputs	Fair Value
Cash and cash equivalents	$612,529	$—	$—	$612,529
Trading securities	—	60,769	—	60,769
Available for sale securities	21,961	1,065,743	58,801	1,146,505
Loans held for sale	—	1,241,578	—	1,241,578
Derivative assets	—	22,600	—	22,600
Mortgage servicing asset	—	—	4,430	4,430
Time deposits	—	1,066	—	1,066
Trading liabilities	—	52	—	52
Derivative liabilities	—	7,481	—	7,481

	Level 1	Level 2	Level 3	Total
December 31, 2012	Inputs	Inputs	Inputs	Fair Value
Cash and cash equivalents	$726,460	$—	$—	$726,460
Trading securities	—	90,113	—	90,113
Available for sale securities	20,428	914,248	56,277	990,953
Loans held for sale	—	1,400,737	—	1,400,737
Derivative assets	—	15,697	—	15,697
Mortgage servicing asset	—	—	2,080	2,080
Time deposits	—	1,073	—	1,073
Trading liabilities	—	3,164	—	3,164
Derivative liabilities	—	1,080	—	1,080

The following tables include a roll forward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of			Included in	Comprehensive	Balance at
	Period	Purchases	Issuances	Net Income (Loss)	Income (Loss)	End of Period
Three months ended March 31, 2013
Available for sale securities	$56,277	$—	$—	$—	$2,524	$58,801
Mortgage servicing asset	2,080	—	2,125	225	—	4,430
Total	$58,357	$—	$2,125	$225	$2,524	$63,231

Three months ended March 31, 2012
Available for sale securities	$60,377	$—	$—	$—	$(3,817)	$56,560
Total	$60,377	$—	$—	$—	$(3,817)	$56,560

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

All net unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at March 31, 2013. The available for sale securities noted in the tables above reflect Hilltop’s note receivable and warrant with SWS Group, Inc. (“SWS”) as discussed in Note 4 to the consolidated financial statements.

Hilltop’s note receivable is valued using a cash flow model that estimates yield based on comparable securities in the market. The interest rate used to discount cash flows is the most significant unobservable input. An increase or decrease in the discount rate would result in an increase or decrease in the fair value measurement of the note receivable.

The warrant is valued utilizing a binomial model. The underlying SWS common stock price and its related volatility, an unobservable input, are the most significant inputs into the model and, therefore, decreases or increases to the stock price would result in a significant change in the fair value measurement of the warrant.

The mortgage servicing asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing asset is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs and underlying portfolio characteristics.

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following table presents the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
		Other	Total		Other	Total
	Net Gains from	Noninterest	Changes in	Net Gains from	Noninterest	Changes in
	Sale of Loans	Income	Fair Value	Sale of Loans	Income	Fair Value
Loans held for sale	$(5,438)	$—	$(5,438)	$—	$—	$—
Other assets	2,350	—	2,350	—	—	—
Time deposits	—	8	8	—	—	—

Hilltop also determines the fair value of certain assets and liabilities on a non-recurring basis. Facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — Hilltop reports impaired loans at fair value through specific allowances within the allowance for loan losses. Hilltop acquired impaired, or purchased credit impaired (“PCI”) loans with a fair value of $172.9 million at acquisition. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated assumptions regarding default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. At March 31, 2013, PCI loans with a carrying amount of $157.0 million had been reduced by specific allowances within the allowance for loan losses of $0.4 million, resulting in a reported fair value of $156.6 million.

Other Real Estate Owned — Hilltop reports other real estate owned at fair value less estimated cost to sell. Any excess of recorded investment over fair value less cost to sell is charged against the allowance for loan losses when property is initially transferred to other real estate owned. Subsequent to the initial transfer to other real estate owned, downward valuation adjustments are charged against earnings. Hilltop primarily determines fair value using Level 2 inputs consisting of independent appraisals. At March 31, 2013, the estimated fair value of other real estate owned was $7.5 million.

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities is described in detail in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2013.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2013	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and short-term investments	$612,529	$612,529	$—	$—	$612,529
Securities	1,207,274	21,961	1,126,512	58,801	1,207,274
Loans held for sale	1,242,322	—	1,242,322	—	1,242,322
Loans, net	3,231,730	—	—	3,267,917	3,267,917
Broker-dealer and clearing organization receivables	187,833	—	187,833	—	187,833

Fee award receivable	18,091	—	18,091	—	18,091
Cash surrender value of life insurance policies	24,171	—	24,171	—	24,171
Interest rate swaps, interest rate lock commitments and forward purchase commitments	22,600	—	22,600	—	22,600
Mortgage servicing asset	4,430	—	—	4,430	4,430
Accrued interest receivable	17,428	—	17,428	—	17,428

Financial liabilities:
Deposits	4,758,438	—	4,762,428	—	4,762,428
Broker-dealer and clearing organization payables	250,280	—	250,280	—	250,280
Other trading liabilities	52	—	52	—	52
Short-term borrowings	576,730	—	576,730	—	576,730
Debt	207,759	—	215,886	—	215,886

Commitments to sell mortgage-backed securities	7,481	—	7,481	—	7,481
Accrued interest payable	3,385	—	3,385	—	3,385

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2012	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and short-term investments	$726,460	$726,460	$—	$—	$726,460
Securities	1,081,066	20,428	1,004,361	56,277	1,081,066
Loans held for sale	1,401,507	—	1,401,507	—	1,401,507
Loans, net	3,148,987	—	—	3,148,987	3,148,987
Broker-dealer and clearing organization receivables	145,564	—	145,564	—	145,564

Fee award receivable	18,467	—	18,467	—	18,467
Cash surrender value of life insurance policies	24,086	—	24,086	—	24,086
Interest rate swaps, interest rate lock commitments and
forward purchase commitments	15,697	—	15,697	—	15,697
Mortgage servicing asset	2,080	—	—	2,080	2,080
Accrued interest receivable	16,541	—	16,541	—	16,541

Financial liabilities:
Deposits	4,700,461	—	4,698,848	—	4,698,848
Broker-dealer and clearing organization payables	187,990	—	187,990	—	187,990
Other trading liabilities	3,164	—	3,164	—	3,164
Short-term borrowings	728,250	—	728,250	—	728,250
Debt	208,551	—	217,092	—	217,092

Commitments to sell mortgage-backed securities	1,080	—	1,080	—	1,080
Accrued interest payable	4,400	—	4,400	—	4,400

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The amortized cost and fair value of available for sale securities are summarized as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2013	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$7,159	$118	$(3)	$7,274
U.S. government agencies:
Bonds	630,725	1,527	(956)	631,296
Residential mortgage-backed securities	16,927	426	(150)	17,203
Collateralized mortgage obligations	165,520	411	(243)	165,688
Corporate debt securities	72,811	7,016	—	79,827
States and political subdivisions	166,057	416	(3,090)	163,383
Commercial mortgage-backed securities	991	81	—	1,072
Equity securities	19,423	2,537	—	21,960
Note receivable	41,020	3,745	—	44,765
Warrant	12,068	1,969	—	14,037
Totals	$1,132,701	$18,246	$(4,442)	$1,146,505

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$7,046	$141	$(2)	$7,185
U.S. government agencies:
Bonds	524,888	1,663	(314)	526,237
Residential mortgage-backed securities	18,473	490	(70)	18,893
Collateralized mortgage obligations	97,812	191	(79)	97,924
Corporate debt securities	79,716	7,461	—	87,177
States and political subdivisions	177,701	196	(2,138)	175,759
Commercial mortgage-backed securities	1,001	72	—	1,073
Equity securities	19,289	1,139	—	20,428
Note receivable	40,508	3,652	—	44,160
Warrant	12,068	49	—	12,117
Totals	$978,502	$15,054	$(2,603)	$990,953

Included within the available for sale equity securities are 1,475,387 shares of SWS common stock. Furthermore, the available for sale securities include a senior unsecured loan to SWS in July 2011 in a principal amount of $50.0 million pursuant to a credit agreement, which loan bears interest at a rate of 8.0% per annum, is prepayable by SWS subject to certain conditions after three years, and has a maturity of five years. SWS issued Hilltop a warrant to purchase 8,695,652 shares of SWS common stock, $0.10 par value per share, exercisable at a price of $5.75 per share subject to anti-dilution adjustments. If the warrant was fully exercised, Hilltop would beneficially own 24.6% of SWS.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale securities that were in an unrealized loss position is shown in the following table (dollars in thousands).

	March 31, 2013			December 31, 2012
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
U.S. treasury securities:
Unrealized loss for less than twelve months	3	$4,482	$3	$2	$2,427	$2
Unrealized loss for twelve months or longer	1	399	—	—	—	—
	4	4,881	3	2	2,427	2
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	21	340,047	956	14	236,305	314
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	21	340,047	956	14	236,305	314
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	3	9,900	150	7	12,279	70
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	3	9,900	150	7	12,279	70
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	9	83,102	243	8	38,887	79
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	9	83,102	243	8	38,887	79
States and political subdivisions:
Unrealized loss for less than twelve months	199	131,527	3,090	225	156,664	2,138
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	199	131,527	3,090	225	156,664	2,138
Total available for sale:
Unrealized loss for less than twelve months	235	569,058	4,442	256	446,562	2,603
Unrealized loss for twelve months or longer	1	399	—	—	—	—
	236	$569,457	$4,442	256	$446,562	$2,603

During the three months ended March 31, 2013 and 2012, the Company did not record any other-than-temporary impairments. While all of the investments are monitored for potential other-than-temporary impairment, our analysis and experience indicate that these investments generally do not present a great risk of other-than-temporary-impairment, as fair value should recover over time. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend, nor is it likely that the Company will be required, to sell these securities before the recovery of the cost basis. Therefore, management does not believe any other-than-temporary impairments exist at March 31, 2013.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at March 31, 2013, are shown by contractual maturity below (in thousands).

	Amortized
	Cost	Fair Value
Due in one year or less	$25,874	$26,150
Due after one year through five years	82,885	87,836
Due after five years through ten years	45,284	48,011
Due after ten years	722,709	719,783
	876,752	881,780

Residential mortgage-backed securities	16,927	17,203
Collateralized mortgage obligations	165,520	165,688
Commercial mortgage-backed securities	991	1,072
	$1,060,190	$1,065,743

FSC realized a net loss from its trading securities portfolio of $1.0 million during the three months ended March 31, 2013, which is recorded as a component of other noninterest income within the consolidated statement of operations.

Securities with a carrying amount of $783.0 million and $635.2 million (with a fair value of $786.7 million and $633.4 million) at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

At both March 31, 2013 and December 31, 2012, NLASCO had investments on deposit in custody for various state insurance departments with carrying values of $9.3 million.

5. Loans and Allowance for Loan Losses

Loans summarized by category are as follows (in thousands).

	March 31,	December 31,
	2013	2012
Commercial and industrial	$1,705,208	$1,660,293
Real estate	1,237,352	1,184,914
Construction and land development	279,374	280,483
Consumer	26,433	26,706
	3,248,367	3,152,396
Allowance for loan losses	(16,637)	(3,409)
Total loans, net of allowance	$3,231,730	$3,148,987

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

(Unaudited)

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

In connection with the Merger, Hilltop acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. The following table presents the outstanding contractual balance and the carrying value of the PCI loans at March 31, 2013 and December 31, 2012 (in thousands).

	March 31,	December 31,
	2013	2012
Carrying amount	$157,024	$166,780
Outstanding balance	210,416	222,674

Changes in the accretable yield for the PCI loans were as follows (in thousands).

Three Months Ended
March 31, 2013
Balance, beginning of period	$17,553
Increases in expected cash flows	11,996
Disposals of loans	(26)
Accretion	(3,277)
Balance, end of period	$26,246

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Impaired loans are summarized by class in the following tables (in thousands). There were no impaired loans at December 31, 2012, other than PCI loans, and therefore no related allowance.

	Unpaid			Total
	Contractual	Nonaccretable	Accretable	Recorded	Related
March 31, 2013	Principal Balance	Difference	Yield	Investment	Allowance
Commercial and industrial:
Secured	$91,154	$23,380	$7,264	$68,666	$228
Unsecured	11,664	6,355	5,649	2,794	—
Real estate:
Secured by commercial properties	61,850	13,259	8,031	51,223	156
Secured by residential properties	10,180	1,853	892	8,098	18
Construction and land development:
Residential construction loans	29	5	24	—	—
Commercial construction loans and land development	35,452	7,256	4,377	26,171	29
Consumer	87	14	9	72	—
	$210,416	$52,122	$26,246	$157,024	$431

	Unpaid			Total
	Contractual	Nonaccretable	Accretable	Recorded
December 31, 2012	Principal Balance	Difference	Yield	Investment
Commercial and industrial:
Secured	$91,633	$24,982	$6,114	$67,967
Unsecured	12,198	8,707	472	3,419
Real estate:
Secured by commercial properties	66,736	15,816	7,294	55,519
Secured by residential properties	8,690	2,251	557	6,728
Construction and land development:
Residential construction loans	995	493	40	708
Commercial construction loans and land development	42,330	9,113	3,067	32,362
Consumer	92	16	9	77
	$222,674	$61,378	$17,553	$166,780

Average investment in impaired loans for the three months ended March 31, 2013 is summarized by class in the following table (in thousands).

Commercial and industrial:
Secured	$68,316
Unsecured	3,107
Real estate:
Secured by commercial properties	53,371
Secured by residential properties	7,413
Construction and land development:
Residential construction loans	354
Commercial construction loans and land development	29,266
Consumer	75
$161,902

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Interest income recorded on non-accrual loans for the three months ended March 31, 2013 was nominal.

Non-accrual loans at March 31, 2013 were $3.4 million, primarily composed of real estate loans secured by residential properties that are classified as held for sale and carried at fair value, as well as lease financing receivables. At December 31, 2012, non-accrual loans were $1.8 million, all of which were real estate loans secured by residential properties that are classified as held for sale and carried at fair value. All PCI loans are considered to be performing due to the application of the accretion method.

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

Information regarding TDRs granted for the three months ended March 31, 2013 is shown in the following table (in thousands). All TDRs granted relate to PCI loans. At March 31, 2013, PlainsCapital had no unadvanced commitments to borrowers whose loans have been restructured in troubled debt restructurings.

	Recorded Investment in Loans Modifed by
		Interest Rate	Payment Term	Total
	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$28	$28
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	1,236	1,236
Secured by residential properties	—	—	262	262
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	570	570
Consumer	—	—	—	—
	$—	$—	$2,096	$2,096

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of PlainsCapital’s loan portfolio is shown in the following tables (in thousands). PCI loans are considered to be performing due to the application of the accretion method.

							Accruing Loans
	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
March 31, 2013	30-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$6,150	$1,510	$7,660	$1,512,663	$68,666	$1,588,989	$—
Unsecured	259	—	259	113,166	2,794	116,219	—
Real estate:
Secured by commercial properties	796	—	796	912,690	51,223	964,709	—
Secured by residential properties	1,257	108	1,365	263,180	8,098	272,643	—
Construction and land development:
Residential construction loans	—	—	—	43,174	—	43,174	—
Commercial construction loans and land development	178	—	178	209,851	26,171	236,200	—
Consumer	20	—	20	26,341	72	26,433	—
	$8,660	$1,618	$10,278	$3,081,065	$157,024	$3,248,367	$—

							Accruing Loans
	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2012	30-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$8,192	$2,131	$10,323	$1,473,242	$67,967	$1,551,532	$2,000
Unsecured	3	—	3	105,339	3,419	108,761	—
Real estate:
Secured by commercial properties	714	—	714	868,070	55,519	924,303	—
Secured by residential properties	856	—	856	253,027	6,728	260,611	—
Construction and land development:
Residential construction loans	63	—	63	47,398	708	48,169	—
Commercial construction loans and land development	—	—	—	199,952	32,362	232,314	—
Consumer	84	—	84	26,545	77	26,706	—
	$9,912	$2,131	$12,043	$2,973,573	$166,780	$3,152,396	$2,000

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

Pass — “Pass” loans present a range of acceptable risks to the Bank. Loans that would be considered virtually risk-free are rated Pass — low risk.  Loans that exhibit sound standards based on the grading factors above and present a reasonable risk to the Bank are rated Pass — normal risk.  Loans that exhibit a minor weakness in one or more of the grading criteria but still present an acceptable risk to the Bank are rated Pass — high risk.

Special Mention — A “Special Mention” asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the asset and weaken the Bank’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to require adverse classification.

Substandard — “Substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Many substandard loans are considered impaired.

PCI — “PCI” loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the internal risk grades of loans, as previously described, in the portfolio by class (in thousands).

March 31, 2013	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,510,466	$2,759	$7,098	$68,666	$1,588,989
Unsecured	113,223	81	121	2,794	116,219
Real estate:
Secured by commercial properties	913,486	—	—	51,223	964,709
Secured by residential properties	264,437	—	108	8,098	272,643
Construction and land development:
Residential construction loans	43,174	—	—	—	43,174
Commercial construction loans and land development	209,581	—	448	26,171	236,200
Consumer	26,361	—	—	72	26,433
	$3,080,728	$2,840	$7,775	$157,024	$3,248,367

December 31, 2012	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,476,420	$2,515	$4,630	$67,967	$1,551,532
Unsecured	105,142	200	—	3,419	108,761
Real estate:
Secured by commercial properties	868,784	—	—	55,519	924,303
Secured by residential properties	253,883	—	—	6,728	260,611
Construction and land development:
Residential construction loans	47,461	—	—	708	48,169
Commercial construction loans and land development	199,952	—	—	32,362	232,314
Consumer	26,629	—	—	77	26,706
	$2,978,271	$2,715	$4,630	$166,780	$3,152,396

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

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that the Company will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan or portion thereof is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses. Any subsequent recovery of charged-off loans is added back to the allowance for loan losses. As a result of the Merger on November 30, 2012, PlainsCapital’s loan portfolio is now designated into two populations, acquired and originated loans. The allowance for loan losses is calculated separately for the acquired and originated loans.

Originated Loans

The Company has developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic and is individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in the estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards; changes in economic and business conditions and developments that affect the collectability of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending management and staff; changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; changes in the loan review system; changes in the value of underlying collateral for collateral-dependent loans; and any concentrations of credit and changes in the level of such concentrations.

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

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At March 31, 2013 and December 31, 2012, there were no material delinquencies in these types of loans.

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

For acquired impaired loans, cash flows expected to be collected are recast at each reporting date for each loan. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. If expected cash flows for a loan decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan.

The allowance is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the allowance for loan losses for the three months ended March 31, 2013, distributed by portfolio segment, are shown below (in thousands).

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
Balance, beginning of period	$1,845	$977	$582	$5	$3,409
Provision charged to operations	6,911	2,437	3,597	60	13,005
Loans charged off	(438)	(31)	—	(56)	(525)
Recoveries on charged off loans	494	139	107	8	748
Balance, end of period	$8,812	$3,522	$4,286	$17	$16,637

The loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

March 31, 2013	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
Loans individually evaluated for impairment	$1,507	$108	$—	$—	$1,615
Loans collectively evaluated for impairment	1,632,241	1,177,923	253,203	26,361	3,089,728
PCI Loans individually evaluated for impairment	71,460	59,321	26,171	72	157,024
	$1,705,208	$1,237,352	$279,374	$26,433	$3,248,367

December 31, 2012	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,588,907	1,122,667	247,413	26,629	2,985,616
PCI Loans individually evaluated for impairment	71,386	62,247	33,070	77	166,780
	$1,660,293	$1,184,914	$280,483	$26,706	$3,152,396

The allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

March 31, 2013	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	8,584	3,348	4,257	17	16,206
PCI Loans individually evaluated for impairment	228	174	29	—	431
	$8,812	$3,522	$4,286	$17	$16,637

December 31, 2012	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,845	977	582	5	3,409
PCI Loans individually evaluated for impairment	—	—	—	—	—
	$1,845	$977	$582	$5	$3,409

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Deposits

Deposits are summarized as follows (in thousands).

	March 31, 2013	December 31, 2012
Noninterest-bearing demand	$249,678	$323,367
Interest-bearing:
NOW accounts	138,591	106,562
Money market	2,326,046	2,357,109
Brokered - money market	264,715	263,193
Demand	54,087	75,308
Savings	185,812	180,367
Time	1,286,950	1,175,432
Brokered - time	252,559	219,123
	$4,758,438	$4,700,461

7. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31, 2013	December 31, 2012
Federal funds purchased	$301,775	$269,625
Securities sold under agreements to repurchase	113,955	85,725
Federal Home Loan Bank (FHLB) notes	—	250,000
Short-term bank loans	161,000	122,900
	$576,730	$728,250

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand, or on some other short-term basis. The Bank and FSC execute transactions to sell securities under agreements to repurchase with both customers and broker-dealers. Securities involved in these transactions are held by the Bank, FSC or the dealer.

Information concerning federal funds purchased and securities sold under agreements to repurchase is shown in the following tables (dollars in thousands).

Three Months Ended March 31, 2013
Average balance during the period	$328,521
Average interest rate during the period	0.21%

	March 31, 2013	December 31, 2012
Average interest rate at end of period	0.18%	0.22%
Securities underlying the agreements at end of period
Carrying value	$139,817	$122,153
Estimated fair value	$139,890	$122,435

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Federal Home Loan Bank (“FHLB”) notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following tables (dollars in thousands).

Three Months Ended March 31, 2013
Average balance during the period	$34,174
Average interest rate during the period	0.09%

	March 31, 2013	December 31, 2012
Average interest rate at end of period	—	0.07%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at March 31, 2013 and December 31, 2012 was 1.15% and 1.16%, respectively.

8. Income Taxes

Hilltop applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter, in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective rate was 36.5% and 37.2% for the three months ended March 31, 2013 and 2012, respectively.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. There were no uncertain tax positions at March 31, 2013 and 2012. The Company does not anticipate any significant liabilities for uncertain tax positions to arise in the next twelve months.

Hilltop files income tax returns in U.S. federal and several U.S. state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. Excluding those entities acquired as a part of the PlainsCapital Merger, Hilltop has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2010, and is under no federal or state tax audits at March 31, 2013. PlainsCapital has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2010, and is under no federal or state tax audits at March 31, 2013.

9. Commitments and Contingencies

Legal Matters

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Hilltop and its subsidiaries are defendants in various legal matters arising in the normal course of business. Management believes that the ultimate liability, if any, arising from these matters will not materially affect our consolidated financial condition, results of operations or cash flows taken as a whole.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Other Contingencies

The mortgage origination segment may be responsible for errors or omissions relating to its representations and warranties that each loan sold meets certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. If determined to be at fault, the mortgage origination segment either repurchases the affected loan from the investor or reimburses the investor’s losses (a “make-whole” payment). The mortgage origination segment has established an indemnification liability for such probable losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. At March 31, 2013 and December 31, 2012, the indemnification reserve totaled $19.7 million and $19.0 million, respectively. The provision for indemnification losses was $0.9 million for the three months ended March 31, 2013. Although management considers this reserve to be appropriate, there can be no assurance that the reserve will prove to be appropriate over time to cover ultimate losses, primarily due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters will be considered in the reserving process when known.

10. Financial Instruments with Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit that involve varying degrees of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received. The contract amounts of those instruments reflect the extent of involvement (and therefore the exposure to credit loss) the Bank has in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and may require payment of fees. Because some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.0 billion at March 31, 2013 and outstanding standby letters of credit of $35.0 million at March 31, 2013.

The Bank uses the same credit policies in making commitments and standby letters of credit as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary, in these transactions is based on management’s credit evaluation of the borrower. Collateral held varies but may include real estate, accounts receivable, marketable securities, interest-bearing deposit accounts, inventory, and property, plant and equipment.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

11. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the companies to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). The Tier 1 capital (to average assets) ratio at December 31, 2012 was calculated using the average assets for the month of December 2012.

A comparison of the Bank’s and Hilltop’s actual capital amounts and ratios to the minimum requirements is as follows (dollars in thousands).

	March 31, 2013
	Required		Actual
	Amount	Ratio	Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$248,671	4%	$572,965	9.22%
Tier 1 capital (to risk-weighted assets)	187,655	4%	572,965	12.21%
Total capital (to risk-weighted assets)	375,309	8%	590,484	12.59%

Hilltop:
Tier 1 capital (to average assets)	$270,976	4%	$906,947	13.39%
Tier 1 capital (to risk-weighted assets)	199,239	4%	906,947	18.21%
Total capital (to risk-weighted assets)	398,478	8%	925,608	18.58%

	December 31, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$245,495	4%	$542,307	8.84%
Tier 1 capital (to risk-weighted assets)	183,308	4%	542,307	11.83%
Total capital (to risk-weighted assets)	366,615	8%	546,598	11.93%

Hilltop:
Tier 1 capital (to average assets)	$266,514	4%	$871,379	13.08%
Tier 1 capital (to risk-weighted assets)	196,670	4%	871,379	17.72%
Total capital (to risk-weighted assets)	393,340	8%	875,670	17.81%

To be considered “adequately capitalized” (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 capital to total average assets and Tier 1 capital to risk-weighted assets ratios of 4%, and a total capital to risk-weighted assets ratio of 8%. Based on the actual capital amounts and ratios shown in the previous tables, the Bank’s ratios place it in the “well capitalized” (as defined) capital category under the regulatory framework for prompt corrective action.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The minimum required capital amounts and ratios for the “well capitalized” category are summarized as follows (dollars in thousands).

	March 31, 2013
	Required		Actual
	Amount	Ratio	Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$310,839	5%	$572,965	9.22%
Tier 1 capital (to risk-weighted assets)	281,482	6%	572,965	12.21%
Total capital (to risk-weighted assets)	469,136	10%	590,484	12.59%

	December 31, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$306,869	5%	$542,307	8.84%
Tier 1 capital (to risk-weighted assets)	274,961	6%	542,307	11.83%
Total capital (to risk-weighted assets)	458,269	10%	546,598	11.93%

Financial Advisory

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At March 31, 2013, FSC had net capital of $42.1 million; the minimum net capital requirement was $3.5 million; net capital maintained by FSC was 24% of aggregate debits; and net capital in excess of the minimum requirement was $38.6 million.

Under certain conditions, FSC may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. FSC was required to segregate $19.0 million in cash and securities at December 31, 2012, which are included in other assets within the consolidated balance sheet.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2013 or December 31, 2012.

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”) and the Government National Mortgage Association (“GNMA”). On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with the minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of March 31, 2013, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

Insurance

The statutory financial statements of the Company’s insurance subsidiaries, which are domiciled in the State of Texas, are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas has adopted the National Association of Insurance Commissioners’ statutory accounting practices as the basis of its statutory accounting practices with certain differences which are not significant to the company’s statutory equity.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A summary of statutory capital and surplus and statutory net income of each insurance subsidiary is as follows (in thousands).

	March 31,
	2013	2012
Capital and surplus:
National Lloyds Insurance Company	$98,011	$95,947
American Summit Insurance Company	26,111	24,953

	Three Months Ended March 31,
	2013	2012
Statutory net income:
National Lloyds Insurance Company	$3,391	$1,128
American Summit Insurance Company	251	93

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2013, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

Also, the NAIC has adopted the RBC formula for insurance companies that establishes minimum capital requirements relating to insurance risk, asset credit risk, interest rate risk and business risk. The formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2013, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

12. Derivative Financial Instruments

Hilltop uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”). FSC uses forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to manage risk in certain inventory positions.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, Hilltop has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments produced a net gain of $1.9 million for the three months ended March 31, 2013, which was recorded as a component of net gains from sale of loans and other mortgage production income. The fair values of FSC’s derivative instruments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of FSC’s derivatives produced a net gain of $1.8 million for the three months ended March 31, 2013, which was recorded as a component of other noninterest income.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	March 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Derivative instruments:
IRLCs	$1,082,255	$22,435	$968,083	$15,150
Commitments to purchase MBSs	219,471	(806)	165,128	466
Interest rate swaps	1,969	9	1,969	25
Commitments to sell MBSs	1,912,250	(6,519)	1,586,930	(1,025)

13. Balance Sheet Offsetting

Certain financial instruments, including resale and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Company has not elected to offset assets and liabilities under netting arrangements for balance sheet presentation.

The following tables present the assets and liabilities subject to an enforceable master netting arrangement, repurchase agreements, or similar agreements with offsetting rights at March 31, 2013 and December 31, 2012 (in thousands).

			Net Amounts	Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2013
Securities Borrowed:
Institutional Counterparties	$130,072	$—	$130,072	$(130,072)	$—	$—
	$130,072	$—	$130,072	$(130,072)	$—	$—

December 31, 2012
Securities Borrowed:
Institutional Counterparties	$103,936	$—	$103,936	$(103,936)	$—	$—
	$103,936	$—	$103,936	$(103,936)	$—	$—

			Net Amounts	Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabities	Gross Amounts Offset in the Balance Sheet	of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2013
Securities Loaned:
Institutional Counterparties	$159,835	$—	$159,835	$(159,835)	$—	$—

Repurchase Agreements:
Institutional Counterparties	3,243	—	3,243	(3,243)	—	—

Forward MBS Sale Derivatives:
Institutional Counterparties	6,872	(353)	6,519	—	(2,224)	4,295
	$169,950	$(353)	$169,597	$(163,078)	$(2,224)	$4,295

December 31, 2012
Securities Loaned:
Institutional Counterparties	$115,102	$—	$115,102	$(115,102)	$—	$—

Forward MBS Sale Derivatives:
Institutional Counterparties	2,000	(975)	1,025	—	(249)	776
	$117,102	$(975)	$116,127	$(115,102)	$(249)	$776

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

14. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31, 2013	December 31, 2012
Receivables:
Securities borrowed	$130,072	$103,936
Securities failed to deliver	49,652	33,045
Clearing organizations	8,075	8,543
Due from dealers	34	40
	$187,833	$145,564

Payables:
Securities loaned	$159,836	$115,102
Correspondents	44,632	41,414
Securities failed to receive	42,983	31,474
Clearing organizations	2,829	—
	$250,280	$187,990

15. Reserves for Unpaid Losses and Loss Adjustment Expenses

Information regarding the reserve for unpaid losses and losses and loss adjustment expenses (“LAE”) are as follows (in thousands).

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$34,012	$44,835
Less reinsurance recoverables	(10,385)	(25,083)
Net balance, beginning of period	23,627	19,752

Incurred related to:
Current period	21,531	20,393
Prior periods	(346)	2,149
Total incurred	21,185	22,542

Payments related to:
Current period	(9,734)	(10,542)
Prior periods	(9,024)	(8,970)
Total payments	(18,758)	(19,512)

Net balance, end of period	26,054	22,782
Plus reinsurance recoverables	6,016	25,079
Balance, end of period	$32,070	$47,861

The decrease in reserves at March 31, 2013, as compared to March 31, 2012 of $15.8 million is primarily due to the settlement of reserves and payment of claims related to Hurricane Ike, the 2010 Arizona storm, and the wind and hail storm in the Dallas/Ft Worth region from the 2012 accident year.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

16. Reinsurance Activity

NLASCO limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLASCO from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLASCO; consequently, allowances are established for amounts deemed uncollectible as NLASCO evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2013, reinsurance receivables have a carrying value of $18.2 million. There was no allowance for uncollectible accounts at March 31, 2013, based on our quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended March 31,
	2013		2012
	Written	Earned	Written	Earned
Premiums from direct business	$41,857	$40,546	$40,741	$38,685
Reinsurance assumed	1,754	1,630	1,437	1,359
Reinsurance ceded	(4,555)	(4,703)	(4,616)	(4,889)
Net premiums	$39,056	$37,473	$37,562	$35,155

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended March 31,
	2013	2012
Loss and LAE incurred	$21,412	$24,071
Reinsurance recoverables	(227)	(1,529)
Net loss and LAE incurred	$21,185	$22,542

Multi-line excess of loss coverage

For all lines of business, NLASCO has excess of loss reinsurance covering $700,000 in excess of $300,000 retention on losses on any one risk.

Catastrophic coverage

NLASCO has catastrophic excess of loss reinsurance coverage up to $170 million of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintains an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $50 million in excess of $50 million loss and $70 million in excess of $100 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At March 31, 2013, total retention for any one catastrophe that affects both NLIC and ASIC is limited to $8 million in the aggregate.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

17. Segment and Related Information

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

As discussed in Note 2 to the consolidated financial statements, the Company acquired PlainsCapital and its subsidiaries on November 30, 2012. Prior to this acquisition, Hilltop operated as a single segment through its insurance subsidiary, NLASCO, given the integrated monitoring, control and management of its fire and homeowners insurance business lines.

The following presents certain information about reportable segment revenues, operating results, goodwill and assets (in thousands).

Three Months Ended March 31, 2013	Banking	Mortgage Origination	Insurance	Financial Advisory	All Other and Eliminations	Hilltop Consolidated
Net interest income (expense)	$67,749	$(12,054)	$944	$3,228	$7,345	$67,212
Provision for loan losses	12,966	—	—	39	—	13,005
Noninterest income	12,081	146,529	39,474	22,778	(7,535)	213,327
Noninterest expense	31,975	122,680	34,568	25,958	(190)	214,991
Income before income taxes	$34,889	$11,795	$5,850	$9	$—	$52,543

March 31, 2013
Goodwill	$207,741	$13,071	$23,988	$7,008	$—	$251,808

Total assets	$6,105,448	$1,403,494	$308,471	$642,402	$(1,242,905)	$7,216,910

December 31, 2012
Goodwill	$209,703	$13,071	$23,988	$7,008	$—	$253,770

Total assets	$6,195,775	$1,548,384	$305,699	$592,017	$(1,355,010)	$7,286,865

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

18. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2013	2012
Income applicable to Hilltop Holdings common stockholders	$33,073	$343
Dividends on preferred stock	(703)	—
Income applicable to Hilltop Holdings common stockholders for basic earnings per common share	$32,370	$343

Basic shares outstanding	83,487	56,499
Diluted shares outstanding	83,743	56,555

Basic earnings per common share	$0.39	$0.01
Diluted earnings per common share	$0.39	$0.01

For each of the three months ended March 31, 2013 and 2012, the computation of diluted net earnings per common share did not include 6,208,000 equivalent shares of senior exchangeable notes as the equivalent exchange rate per share was in excess of the average stock prices for the periods presented.

19. Recently Issued Accounting Standards

Comprehensive Income (Loss)

In February 2012, the FASB issued an amendment to the Comprehensive Income Topic to improve the reporting of reclassifications out of comprehensive income (loss). The amendments require entities to present, either parenthetically on the face of the financial statements or in a single footnote, the effect of significant reclassifications out of each component of accumulated other comprehensive income (loss) by the respective line items of net income (loss) affected by the reclassification. The amendment became effective for Hilltop on January 1, 2013, and its adoption did not have any effect on the Company’s consolidated financial statements as the Company had no such reclassifications during the periods presented.

Offsetting Asset and Liabilities

In December 2011, the FASB amended the Balance Sheet Topic of the ASC to require enhanced disclosures about the nature and effect or potential effect of an entity’s rights of setoff associated with its financial and derivative instruments. In January 2013, the FASB issued an update to the amendments, which narrowed the scope of the financial instruments for which the enhanced disclosures are applicable. The amendments became effective for Hilltop on January 1, 2013, and its adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows. See Note 13 to the consolidated financial statements for the disclosures required by this Topic.

20. Subsequent Event

Effective May 2, 2013, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees a total of 465,000 restricted shares of common stock (“Restricted Stock Awards”) pursuant to the Hilltop Holdings 2012 Equity Incentive Plan. The estimated grant date fair value of the Restricted Stock Awards is $6.2 million. These Restricted Stock Awards vest on the third anniversary of the grant date and provide for accelerated vesting under certain conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q and the financial information set forth in the tables herein.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or this MD&A, to the “Company,” “Hilltop,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company (a wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole and references to “NLASCO” refer to NLASCO, Inc. (a wholly owned subsidiary of Hilltop Holdings Inc.) and its subsidiaries as a whole. In addition, unless the context otherwise requires, references to “stockholders” are to the holders of our voting securities, which consist of our Common Stock, par value $0.01 per share.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “projects,” “seeks,” “should” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our revenue, our liquidity and sources of funding, our capital expenditures, our products, market trends, operations and business, expectations concerning mortgage loan origination volume, expectations concerning the hiring of additional mortgage bankers, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, expectations concerning deposit insurance premiums, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of loans are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

•                  changes in the default rate of our loans and risks associated with concentration in real estate related loans;

•                  changes in general economic, market and business conditions in areas or markets where we compete;

•                  changes in the interest rate environment;

•                  cost and availability of capital;

•                  changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•                  our participation in governmental programs, including the Small Business Lending Fund;

•                  severe catastrophic events in our geographic area;

•                  failure of our insurance segment reinsurers to pay obligations under reinsurance contracts;

•                  changes in key management;

•                  approval of new, or changes in, accounting policies and practices;

•                  our ability to estimate loan losses;

•                  our ability to use net operating loss carry forwards to reduce future tax payments;

•                  competition in our banking, mortgage origination, financial advisory and insurance segments from other banks and financial institutions as well as insurance companies, mortgage bankers, investment banking and financial advisory firms, asset-based non-bank lenders and government agencies; and

•                  our ability to use excess cash in an effective manner.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, please refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013, and other filings we have made with the SEC. Consequently, all of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and those risk factors, and actual results or developments anticipated by us may not be realized, or even substantially realized, and they may not have the expected consequences to, or effects on, us and our business or operations. Forward-looking statements made in this report speak as of the date of this report or as of the date specifically referenced in any such statement set forth in this report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements in this report.

OUR GENERAL CORPORATE STRUCTURE

We are a holding company that endeavors to make acquisitions or effect business combinations. In connection with this strategy, on November 30, 2012, Hilltop acquired PlainsCapital Corporation in a stock and cash transaction, whereby PlainsCapital Corporation merged with and into Meadow Corporation, a wholly owned subsidiary of Hilltop Holdings Inc., with Meadow Corporation continuing as the surviving entity under the name “PlainsCapital Corporation” (the “Merger”). Based on Hilltop’s closing stock price on November 30, 2012, the total purchase price was $813.5 million, consisting of 27.1 million shares of common stock, $311.8 million in cash and the issuance of 114,068 shares of Hilltop Non-Cumulative Perpetual Preferred Stock, Series B (“Hilltop Series B Preferred Stock”). The fair market value of assets acquired, excluding goodwill, totaled $6.5 billion, including $3.2 billion of loans, $730.8 million of investment securities and $70.7 million of identifiable intangibles. The fair market value of the liabilities assumed was $5.9 billion, including $4.5 billion of deposits. Concurrent with the consummation of the Merger, we became a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999.

Prior to the consummation of the Merger, our primary operations were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through our wholly owned property and casualty insurance holding company, NLASCO. NLASCO operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

Following the Merger on November 30, 2012, our primary line of business is to provide business and consumer banking services from offices located throughout central, north and west Texas through our wholly owned bank subsidiary, PlainsCapital Bank (the “Bank”). The Bank’s subsidiaries have specialized areas of expertise that allow us to provide an array of financial products and services such as mortgage origination and financial advisory services.

OVERVIEW

As a result of the Merger, the operating results of Hilltop for the three months ended March 31, 2013 include the operations acquired in the Merger. Accordingly, our operating results and financial condition will not be comparable to prior periods. Additionally, the presentation of Hilltop’s historical consolidated financial statements has been modified and certain items have been reclassified to conform to current period presentation, which is more consistent with that of a financial institution that provides an array of financial products and services.

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $67.2 million in net interest income during the three months ended March 31, 2013, compared with net interest income of $1.2 million during the three months ended March 31, 2012. The significant increase in net interest income during the first quarter of 2013 was primarily due to $67.7 million in net interest income generated by our banking segment, which we acquired as part of the Merger.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)                                     Income from mortgage operations. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2013, we generated $146.5 million in net gains from the sale of loans, other mortgage production income, and mortgage loan origination fees.

(ii)                                  Investment advisory fees and commissions and securities brokerage fees and commissions.  Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $22.0 million in investment advisory fees and commissions and securities brokerage fees and commissions during the three months ended March 31, 2013.

(iii)                               Net insurance premiums earned.  Through our wholly owned insurance subsidiary, NLASCO, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $37.5 million and $35.2 million in net insurance premiums earned during the three months ended March 31, 2013 and 2012, respectively.

In the aggregate, we generated $213.3 million and $36.9 million in noninterest income during the three months ended March 31, 2013 and 2012, respectively. The significant increase in noninterest income during 2013 was primarily due to the inclusion of the mortgage origination and financial advisory operations that we acquired as a part of the Merger.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Segment Information

As a result of the Merger, we have two primary operating business units, PlainsCapital (financial services and products) and NLASCO (insurance). Within the PlainsCapital unit are three primary wholly owned subsidiaries: the Bank, PrimeLending and First Southwest. Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments that are organized primarily by the core products offered to the segments’ respective customers: banking, mortgage origination, insurance and financial advisory. We anticipate that future revenues will be driven primarily from the banking and mortgage origination segments, with the remainder being generated by our insurance and financial advisory segments. Based on historical results of PlainsCapital Corporation, the relative share of total revenue provided by our banking and mortgage origination segments fluctuates depending on market conditions, and operating results for the mortgage origination segment tend to be more volatile than operating results for the banking segment.

The banking segment includes the operations of the Bank. The banking segment primarily provides business banking and personal banking products and services and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income, while also deriving revenue from other sources, including service charges on customer deposit accounts and trust fees. The operations of PrimeLending comprise the mortgage origination segment, which offers a variety of loan products from offices in 41 states and generates revenue predominantly from fees charged on the origination of loans and from selling these loans in the secondary market. The insurance segment includes the operations of NLASCO, which operates through its wholly owned subsidiaries, NLIC, and ASIC. Insurance segment revenues are primarily generated from net insurance premiums earned, less loss and loss adjustment expenses (“LAE”) and policy acquisition and other underwriting expenses in Texas and other areas of the southern United States. The financial advisory segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services at First Southwest. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the SEC and Financial Industry Regulatory Authority, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940. Additional information concerning our reportable segments is presented in Note 17, Segment and Related Information, in the notes to our consolidated financial statements.

The following table presents certain information about our reportable segments operating results (in thousands).

Three Months Ended March 31, 2013	Banking	Mortgage Origination	Insurance	Financial Advisory	All Other and Eliminations	Hilltop Consolidated
Net interest income (expense)	$67,749	$(12,054)	$944	$3,228	$7,345	$67,212
Provision for loan losses	12,966	—	—	39	—	13,005
Noninterest income	12,081	146,529	39,474	22,778	(7,535)	213,327
Noninterest expense	31,975	122,680	34,568	25,958	(190)	214,991
Income before income taxes	$34,889	$11,795	$5,850	$9	$—	$52,543

Our reportable segments also serve as reporting units for the purpose of testing our goodwill for impairment. We do not believe that our reporting units are currently at risk of failing the Step One impairment test prescribed in the Goodwill Subtopic of the FASB ASC.

Operating Results

The net income applicable to common stockholders for the three months ended March 31, 2013 was $32.4 million, or $0.39 per diluted share, compared to net income applicable to common stockholders of $0.3 million, or $0.01 per diluted share, for the three months ended March 31, 2012. As a result of the Merger on November 30, 2012, the net income of PlainsCapital is included in the operating results of Hilltop for the three months ended March 31, 2013. Certain items included in net income for 2013 resulted from purchase accounting associated with the Merger. The pre-tax effects of these items include net accretion on acquired earning assets and liabilities of $16.0 million offset by amortization of identifiable intangibles of $2.5 million. PlainsCapital also recorded provision for loan losses related to acquired performing loans of $8.3 million. The after tax impact of these items was to increase net income by $3.3 million.

We consider the ratios shown in the table below to be key indicators of our performance.

Three Months Ended March 31, 2013
Performance Ratios (1):
Return on average stockholders’ equity	11.46%
Return on average assets	1.87%
Net interest margin (taxable equivalent) (2)	4.35%

(1)   Noted measures are typically used for measuring the performance of banking and financial institutions. Our operations prior to the acquisition of PlainsCapital are limited to our insurance operations. Therefore, noted measures for periods prior to 2013 are not useful measures and have been excluded.

(2)   Taxable equivalent net interest income divided by average interest-earning assets.

On a consolidated basis, net interest income of $67.2 million increased $66.0 million for the three months ended March 31, 2013 compared with the same period in 2012 of $1.2 million. This increase was primarily due to the inclusion of the results of operations of the banking segment, which was acquired in the Merger on November 30, 2012. Net interest income during the three months ended March 31, 2012 was limited to interest income on securities and interest expense on notes payable of the insurance segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level, which in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, primarily in the banking segment, was $13.0 million for the three months ended March 31, 2013. The provision for loan losses was comprised of charges relating to newly originated loans and acquired performing loans of $12.6 million and purchased credit impaired loans of $0.4 million.

Consolidated noninterest income was $213.3 million during the three months ended March 31, 2013 compared with $36.9 million during the three months ended March 31, 2012, an increase of $176.4 million. The increase in 2013 was primarily due to the inclusion of $169.3 million in noninterest income generated from the operations of the mortgage origination and financial advisory segments, which were acquired in the Merger. Consolidated noninterest income during the three months ended March 31, 2013 also included net insurance premiums earned of $37.5 million, compared to $35.2 million for the same period in 2012.

Our consolidated noninterest expense of $215.0 million during the three months ended March 31, 2013 increased $177.4 million compared with the three months ended March 31, 2012. The increase primarily resulted from the inclusion of $180.6 million in employees’ compensation and benefits, occupancy and equipment and other expenses specifically attributable to those segments acquired as a part of the Merger. The balance of the consolidated noninterest expenses during the three months ended March 31, 2012 of $37.6 million were primarily comprised of loss and LAE and policy acquisition and other underwriting expenses specific to our insurance segment.

Income tax expense was $19.2 million and $0.2 million, reflecting an effective rate of 36.5% and 37.2%, for the three months ended March 31, 2013 and 2012, respectively. The increase in income tax expense during 2013 was primarily due the operating income generated by PlainsCapital.

Segment Results

Banking Segment

Income before income taxes for the three months ended March 31, 2013 was $34.9 million and was primarily driven by net interest income of $67.7 million, partially offset by noninterest expense of $32.0 million.

At March 31, 2013, the Bank exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 12.59%, Tier 1 capital to risk weighted assets ratio of 12.21% and a Tier 1 capital to average assets, or leverage, ratio of 9.22%. At March 31, 2013, the Bank was also considered to be “well-capitalized” under the regulatory framework for prompt corrective action.

The taxable equivalent net interest margin for the banking segment was 5.30% for the three months ended March 31, 2013. The taxable equivalent net interest margin was impacted by accretion of discount on loans of $16.9 million, amortization of premium on acquired securities of $1.9 million and amortization of premium on acquired time deposits of $1.1 million. As a result of these items, the taxable equivalent interest margin increased by 124 basis points.

The table below provides additional details regarding our banking segment’s net interest income for the three months ended March 31, 2013 (dollars in thousands).

	Three Months Ended March 31, 2013
	Average Outstanding Balance	Interest Earned or Paid	Annualized Yield or Rate
Assets
Interest-earning assets
Loans, gross (1)	$3,881,485	$67,696	7.07%
Investment securities - taxable	686,942	2,717	1.58%
Investment securities - non-taxable (2)	166,552	1,429	3.43%
Federal funds sold and securities purchased under agreements to resell	8,566	6	0.28%
Interest-bearing deposits in other financial institutions	482,391	312	0.26%
Other	20,112	165	3.28%
Interest-earning assets, gross	5,246,048	72,325	5.59%
Allowance for loan losses	(6,639)
Interest-earning assets, net	5,239,409
Noninterest-earning assets	816,072
Total assets	$6,055,481

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,511,762	$3,434	0.31%
Notes payable and other borrowings	366,315	353	0.39%
Total interest-bearing liabilities (3)	4,878,077	3,787	0.31%
Noninterest-bearing liabilities
Noninterest-bearing deposits	248,277
Other liabilities	82,613
Total liabilities	5,208,967
Stockholders’ equity	846,514
Total liabilities and stockholders’ equity	$6,055,481

Net interest income (2)		$68,538
Net interest spread (2)			5.28%
Net interest margin (2)			5.30%

(1) Average loans include non-accrual loans.

(2) Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.5 million for the three months ended March 31, 2013.

(3) Excludes the allocation of interest income of $0.6 million and interest expense on Hilltop debt of $0.9 million for the three months ended March 31, 2013, respectively.

The banking segment’s net interest margin shown above exceeds our consolidated net interest margin. Our consolidated net interest margin includes the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the financial advisory segment, as well as the borrowing costs of Hilltop at the holding company level, both of which reduce our consolidated net interest margin. In addition, the banking segment’s interest earning assets include lines of credit extended to subsidiaries, the yields on which increase the banking segment’s net interest margin. Such yields and costs are eliminated from the consolidated financial statements.

The banking segment’s noninterest expense was $32.0 million during the three months ended March 31, 2013 and was primarily comprised of employees’ compensation and benefits, and occupancy expenses.

Mortgage Origination Segment

Income before income taxes was $11.8 million for the three months ended March 31, 2013, and was primarily driven by noninterest income of $146.5 million and noninterest expense of $122.7 million. Additionally, net interest expense of $12.1 million during the three months ended March 31, 2013, resulted from interest expense on a warehouse line of credit held at the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

PrimeLending originates all of its mortgage loans through a retail channel. Mortgage loan origination volume and units for the three months ended March 31, 2013 were $3.0 billion and 14,446, respectively. Conventional, Government and Jumbo loans by dollar volume accounted for 63%, 30% and 6%, respectively, of total mortgage loan origination volume during the three months ended March 31, 2013.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. We typically experience increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. A decrease in interest rates tends to result in increased refinancings. During the three months ended March 31, 2013, home purchases and refinancings by dollar volume were 53% and 47%, respectively, of total mortgage loan origination volume.

Noninterest income of $146.5 million for the three months ended March 31, 2013 was comprised of net gains on the sale of loans and other mortgage production income, and mortgage origination fees.

Noninterest expense was $122.7 million for the three months ended March 31, 2013.  Employees’ compensation and benefits accounted for the majority of the costs incurred. Compensation that varies with the volume of mortgage loan originations and overall segment profitability comprised approximately 60% of the total employees’ compensation and benefits expense during the three months ended March 31, 2013. Unreimbursed closing costs during the three months ended March 31, 2013 were $10.2 million. PrimeLending records unreimbursed closing costs when it pays a customer’s closing costs in return for the customer choosing to accept a higher interest rate on the customer’s mortgage loan.

Insurance Segment

Income before income taxes increased to $5.9 million during the three months ended March 31, 2013 from $0.5 million during the same period in the prior year. This increase was primarily driven by improvements over the prior year in net premiums written and net premiums earned, as well as lower loss and loss adjustment expenses (“LAE”) and policy acquisition and other underwriting expenses. These year-over-year improvements contributed to a combined ratio of 88.7% for the three months ended March 31, 2013, compared with 99.6% for the three months ended March 31, 2012. The combined ratio is a measure of overall insurance underwriting profitability.

Noninterest income of $39.5 million during the three months ended March 31, 2013 included net insurance premiums earned of $37.5 million, compared to $35.2 million for the same period in 2012. The higher volume of earned premiums of $2.3 million is primarily attributable to our cumulative premium growth in homeowners products.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2013	2012	2013 vs 2012
Direct Insurance Premiums Written:
Homeowners	$18,543	$17,672	$871
Fire	13,052	12,780	272
Mobile Home	9,083	8,110	973
Commercial	1,135	2,122	(987)
Other	44	57	(13)
	$41,857	$40,741	$1,116

Total direct insurance premiums written increased for the three months ended March 31, 2013 compared to the same period in 2012 by $2.1 million for our three largest insurance product lines due to growth on existing insurance products. This increase was partially offset by a $1.0 million decrease related to a commercial product line that was non-renewed.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2013	2012	2013 vs 2012
Net Insurance Premiums Earned:
Homeowners	$16,601	$15,249	$1,352
Fire	11,685	11,028	657
Mobile Home	8,132	6,998	1,134
Commercial	1,016	1,831	(815)
Other	39	49	(10)
	$37,473	$35,155	$2,318

Net insurance premiums earned for the three months ended March 31, 2013 increased as compared to the same period in 2012, primarily due to the increase in net insurance premiums written of $1.5 million and a decrease in unearned insurance premiums during the three months ended March 31, 2013 compared to the same period in 2012 of $0.8 million.

Noninterest expense of $34.6 million during the three months ended March 31, 2013 includes both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE for the three months ended March 31, 2013 was $21.2 million, as compared to $22.5 million for the same period in 2012. This decrease was primarily a result of decreased severity of wind and hail storms in 2013 compared to 2012 weather events. As a result, the loss and LAE ratio for the three months ended March 31, 2013 and 2012 was 56.5% and 64.1%, respectively.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLASCO operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

Policy acquisition and other underwriting expenses were as follows (dollars in thousands).

	Three Months Ended March 31,		Variance
	2013	2012	2013 vs 2012
Amortization of deferred policy acquisition costs	$9,614	$9,228	$386
Other underwriting expenses	3,025	3,687	(662)
Total policy acquisition and other underwriting expenses	12,639	12,915	(276)
Agency expenses	(569)	(447)	(122)
Total policy acquisition and other underwriting expenses
less agency expenses	$12,070	$12,468	$(398)
Net insurance premiums earned	$37,473	$35,155	$2,318
Expense ratio	32.2%	35.5%	-3.3%

Total policy acquisition and other underwriting expenses, excluding agency expenses, for the three months ended March 31, 2013 were down $0.4 million due to a decrease in other underwriting expenses of $0.7 million, offset by the increase in amortization of deferred policy acquisition costs (“DAC”) of $0.4 million.

Financial Advisory Segment

The financial advisory segment’s revenues equaled its costs for the three months ended March 31, 2013. Municipal bond issuance is historically lower during the first calendar quarter. In addition, FSC incurred net losses in its trading portfolio of $1.0 million.

The majority of noninterest income for the three months ended March 31, 2013 of $22.8 million was generated from fees and commissions earned from investment advisory and securities brokerage activities of $22.0 million.

Noninterest expense was $26.0 million for the three months ended March 31, 2013.  Employees’ compensation and benefits and occupancy and equipment accounted for the majority of the costs incurred.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2013 and as compared to December 31, 2012.

Securities Portfolio

At March 31, 2013, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities, a note receivable and a warrant. We have the ability to categorize investments as trading, available for sale, and held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term.

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk.

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

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLASCO’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses.

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2013	2012
Trading securities, at fair value	$60,769	$90,113

Securities available for sale, at fair value
U.S. Treasury securities	7,274	7,185
U.S. government agencies:
Bonds	631,296	526,237
Residential mortgage-backed securities	17,203	18,893
Collateralized mortgage obligations	165,688	97,924
Corporate debt securities	79,827	87,177
States and political subdivisions	163,383	175,759
Commercial mortgage-backed securities	1,072	1,073
Equity securities	21,960	20,428
Note receivable	44,765	44,160
Warrant	14,037	12,117
Total securities portfolio	$1,207,274	$1,081,066

We had net unrealized gains of $13.8 million and $12.5 million related to the available for sale investment portfolio at March 31, 2013 and December 31, 2012, respectively.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below and classified by type (in thousands).

	Loans, excluding	PCI	Total
March 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$1,633,748	$71,460	$1,705,208
Real estate	1,178,031	59,321	1,237,352
Construction and land development	253,203	26,171	279,374
Consumer	26,361	72	26,433
Loans, gross	3,091,343	157,024	3,248,367
Allowance for loan losses	(16,206)	(431)	(16,637)
Loans, net of allowance	$3,075,137	$156,593	$3,231,730

	Loans, excluding	PCI	Total
December 31, 2012	PCI Loans	Loans	Loans
Commercial and industrial	$1,588,907	$71,386	$1,660,293
Real estate	1,122,667	62,247	1,184,914
Construction and land development	247,413	33,070	280,483
Consumer	26,629	77	26,706
Loans, gross	2,985,616	166,780	3,152,396
Allowance for loan losses	(3,409)	—	(3,409)
Loans, net of allowance	$2,982,207	$166,780	$3,148,987

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $4.0 billion and $4.1 billion at March 31, 2013 and December 31, 2012, respectively. The banking segment’s loan portfolio includes a $1.6 billion warehouse line of credit extended to PrimeLending, of which $1.1 billion and $1.3 billion were drawn at March 31, 2013 and December 31, 2012, respectively, and is eliminated from net loans on our consolidated balance sheets.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At March 31, 2013, the banking segment’s only loan concentration (loans to borrowers engaged in similar activities) that exceeded 10% of total loans was non-construction commercial real estate loans within our real estate portfolio. At March 31, 2013, non-construction commercial real estate loans were 28.5% of total loans. The banking segment’s loan concentrations were within regulatory guidelines at March 31, 2013.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $1.2 billion and $1.4 billion at March 31, 2013 and December 31, 2012, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are as follows (in thousands).

	March 31,	December 31,
	2013	2012
Loans held for sale:
Unpaid principal balance	$1,206,108	$1,359,829
Fair value adjustment	35,470	40,908
	$1,241,578	$1,400,737

Pipeline loans:
Unpaid principal balance	$1,082,255	$968,083
Fair value adjustment	22,435	15,150
	$1,104,690	$983,233

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents.  These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as First Southwest’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $311.5 million and $277.0 million at March 31, 2013 and December 31, 2012, respectively. This increase was primarily attributable to increased borrowings in margin accounts held by First Southwest customers and correspondents.

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic and is individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards; changes in economic and business conditions and developments that affect the collectability of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending management and staff; changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; changes in the loan review system; changes in the value of underlying collateral for collateral-dependent loans; and any concentrations of credit and changes in the level of such concentrations.

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

Homogenous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogenous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At March 31, 2013, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing portfolio at March 31, 2013, additional provisions for losses on existing loans may be necessary in the future. We recorded net recoveries in the amount of $0.2 million for the three months ended March 31, 2013. Our allowance for loan losses totaled $16.6 million and $3.4 million at March 31, 2013 and December 31, 2012, respectively. The ratio of the allowance for loan losses to total loans held for investment at March 31, 2013 and December 31, 2012 was 0.51% and 0.11%, respectively.

In connection with the Merger, Hilltop acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses.

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $13.0 million for the three months ended March 31, 2013.

The following table presents the activity in our allowance for loan losses for the three months ended March 31, 2013 (in thousands). Substantially all of the activity shown below occurred within the banking segment, which was acquired as a part of the Merger.

Balance, beginning of period	$3,409
Provisions charged to operating expenses	13,005
Recoveries of loans previously charged off:
Commercial and industrial	494
Real estate	139
Construction and land development	107
Consumer	8
Total recoveries	748
Loans charged off:
Commercial and industrial	438
Real estate	31
Construction and land development	—
Consumer	56
Total charge-offs	525
Net recoveries	223
Balance, end of period	$16,637

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, are presented in the table below (dollars in thousands).

	March 31, 2013		December 31, 2012
		% of		% of
		Gross		Gross
	Reserve	Loans	Reserve	Loans
Commercial and industrial	$8,812	52.49%	$1,845	52.67%
Real estate (including construction and land development)	7,808	46.69%	1,559	46.46%
Consumer	17	0.82%	5	0.87%
Total	$16,637	100.00%	$3,409	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. At March 31, 2013, we had five credit relationships totaling $4.4 million of potential problem loans, which are assigned a grade of special mention within our risk grading matrix. At December 31, 2012, we had eight credit relationships totaling $8.7 million of potential problem loans.

Non-Performing Assets

The following table presents our components of non-performing assets (dollars in thousands). Non-performing assets exclude PCI loans, which are considered performing due to the application of the accretion method.

	March 31,	December 31,
	2013	2012
Loans accounted for on a non-accrual basis:
Commercial and industrial	$1,507	$—
Lease financing	—	—
Real estate	1,894	1,756
Construction and land development	—	—
Consumer	—	—
	$3,401	$1,756

Non-performing loans as a percentage of total loans	0.08%	0.04%

Other real estate owned	$7,511	$11,098

Other repossessed assets	$470	$557

Non-performing assets	$11,382	$13,411

Non-performing assets as a percentage of total assets	0.16%	0.18%

Loans past due 90 days or more and still accruing	$—	$2,000

At March 31, 2013, total non-performing assets decreased $2.0 million to $11.4 million, compared with $13.4 million at December 31, 2012, primarily due to a decrease in other real estate owned. Non-performing loans totaled $3.4 million at March 31, 2013, of which $1.5 million were lease financing receivables and $1.9 million were loans secured by residential real estate, substantially all of which were classified as loans held for sale. At December 31, 2012, non-performing loans were $1.8 million and were all secured by residential real estate and classified as loans held for sale.

At March 31, 2013, troubled debt restructurings totaled $2.1 million and were modifications of PCI loans that are considered to be performing due to the application of the accretion method.

Other real estate owned decreased $3.6 million to $7.5 million at March 31, 2013, compared with $11.1 million at December 31, 2012. The decrease was primarily due to the disposal of two properties totaling $2.5 million. At March 31, 2013, other real estate owned included commercial properties of $6.9 million, commercial real estate property consisting of parcels of unimproved land of $0.5 million and residential lots under development of $0.1 million.

Reserve for Unpaid Losses and Loss Adjustment Expenses

At March 31, 2013 and December 31, 2012, our reserves for unpaid losses and LAE were $32.1 million and $34.0 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance.

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

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	March 31, 2013		December 31, 2012
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$576,730	0.41%	$728,250	0.33%
Notes payable	140,747	6.66%	141,539	5.89%
Junior subordinated debentures	67,012	3.68%	67,012	3.53%
	$784,489	1.96%	$936,801	1.40%

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $151.5 million decrease in short-term borrowings at March 31, 2013 compared with December 31, 2012 was due to the $250.0 million decrease in borrowings under the FHLB, which was the result of lower funding requirements due to a decrease in loans held for sale. This decrease was partially offset by increases in each of the other short-term borrowing components totaling $98.5 million. Notes payable is comprised of 7.50% Senior Exchangeable Notes at the holding company, insurance segment term notes and nonrecourse notes owed by First Southwest.

Liquidity and Capital Resources

Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $7.2 billion at March 31, 2013. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making acquisitions. At March 31, 2013, the holding company had approximately $200 million in freely available cash and cash equivalents. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. The current short-term liquidity needs of the holding company include operating expenses, debt service and dividends on preferred stock.

Within our banking segment, liquidity refers to the measure of our ability to meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on our net interest income.

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

As a result of the Merger, the outstanding shares of PlainsCapital Corporation’s Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Department of the Treasury, were converted on a one-for-one basis into shares of Hilltop Series B Preferred Stock. Holders of the Hilltop Series B Preferred Stock are entitled to noncumulative cash dividends at a fluctuating dividend rate based on the Bank’s level of “qualified small business lending” (“QSBL”). The terms of our Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Hilltop Series B Preferred Stock is outstanding based upon changes in the level of QSBL by the Bank from its historical average level of QSBL at the end of each of the four quarters end leading up to June 30, 2010 (the “Baseline”). Until March 2016, the dividend rate will generally decrease if we increase our level of QSBL from the Baseline and increase if we decrease our level of QSBL from the Baseline, subject to certain limitations described in the Certificate of Designations. The shares of Hilltop Series B Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference, and qualifies as Tier 1 Capital for regulatory purposes. At March 31, 2013 and December 31, 2012, $114.1 million of our Series B Preferred Stock was outstanding. During the three months ended March 31, 2013, we accrued dividends of $0.7 million on the Hilltop Series B Preferred Stock.

The dividend rate on the Hilltop Series B Preferred Stock was 2.468% for the three months ended March 31, 2013. The dividend rate for the period from April 1, 2013 to June 30, 2013 increased to 4.025% due to purchase accounting adjustments related to the Merger and resulting decrease in the level of QSBL at March 31, 2013, compared to the Baseline. Subject to the approval of Treasury, we expect the dividend rate for the period from July 1, 2013 to September 30, 2013 to be 3.974%.

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

At March 31, 2013, Hilltop exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 18.58%, Tier 1 capital to risk weighted assets ratio of 18.21% and a Tier 1 capital to average assets, or leverage, ratio of 13.39%. At March 31, 2013, the Bank was also considered to be “well-capitalized” under the regulatory framework for prompt corrective action.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $609.3 million at March 31, 2013, a decrease of $117.2 million from $726.5 million at December 31, 2012. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash provided by operations during the three months ended March 31, 2013 was $159.9 million, an increase in cash flow of $157.3 million compared with the same period in 2012. Cash provided by operations increased primarily due to the Merger on November 30, 2012 and inclusion of operating activities of the banking, mortgage origination and financial advisory segments during the three months ended March 31, 2013.

We use cash primarily to originate loans and purchase securities for our investment portfolio. During the three months ended March 31, 2013, the amount of cash used by lending activities was $41.9 million. Cash used in our investment activities included net purchases of securities for our investment portfolio during the three months ended March 31, 2013, which were $155.7 million compared to net purchases of $0.2 million during the three months ended March 31, 2012.

Cash used in financing activities during the three months ended March 31, 2013 was $85.0 million, an increase in cash used of $83.8 million compared with the same period in 2012. The increase in cash provided was due primarily to the Merger on November 30, 2012 and the inclusion of financing activities of the banking segment for the three months ended March 31, 2013.

We had deposits of $4.8 billion at March 31, 2013, an increase of $58.0 million compared with December 31, 2012. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At March 31, 2013, money market deposits, including brokered deposits, were $2.6 billion, time deposits, including brokered deposits, were $1.5 billion, and noninterest bearing demand deposits were $249.7 million. Our 15 largest depositors, excluding our indirect wholly owned subsidiaries, First Southwest and PrimeLending, accounted for approximately 22.20% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for approximately 12.92% of our total deposits at March 31, 2013. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.6 billion maintained with the Bank. At March 31, 2013, PrimeLending had outstanding borrowings of $1.1 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released, although it may retain servicing in limited circumstances. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million. At March 31, 2013, PrimeLending had no borrowings under the JPMorgan Chase line of credit.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with three unaffiliated banks of up to $215.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At March 31, 2013, FSC had borrowed $161.0 million under these credit arrangements.

Our insurance operating subsidiary has primary investment objectives to preserve capital and manage for a total rate of return. NLASCO’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash, and short-term investments constituted $194.9 million, or 93.7%, of NLASCO’s $207.9 million in investments at March 31, 2013. NLASCO had $13.0 million, or 6.3% of its investments, in equity investments at March 31, 2013. NLASCO does not currently have any significant concentration in both direct and indirect guarantor exposure, nor any investments in subprime mortgages. NLASCO has custodial agreements with Wells Fargo, and an investment management agreement with DTF Holdings, LLC.

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the U.S. government, its agencies and various other governmental regulatory authorities.

Off-Balance Sheet Arrangements; Commitments; Guarantees

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain policies as being significant because they involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. These policies relate to Allowance for Loan Losses, Reserve for Losses and Loss Adjustment Expenses, Goodwill and Identifiable Intangible Assets, Loan Indemnification Liability and Acquisition Accounting. The Company has reviewed and approved these significant accounting policies, which are further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in the Company’s 2012 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

We are engaged primarily in the business of investing funds obtained from deposits and borrowings in interest-earning loans and investments, and our primary component of market risk is interest rate volatility. Consequently, our earnings depend to a significant extent on our net interest income, which is the difference between interest income on loans and investments and our interest expense on deposits and borrowings. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-bearing assets, we are subject to interest rate risk and corresponding fluctuations in net interest income.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on March 31, 2013 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

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

	March 31, 2013
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,792,942	$382,447	$404,695	$152,270	$322,961	$4,055,315
Securities	8,635	45,176	55,248	20,592	819,147	948,798
Federal funds sold and securities purchased under agreements to resell	20,437	—	—	—	—	20,437
Other interest sensitive assets	241,037	—	—	—	—	241,037
Total interest sensitive assets	3,063,051	427,623	459,943	172,862	1,142,108	5,265,587

Interest sensitive liabilities:
Interest bearing checking	$1,768,943	$—	$—	$—	$—	$1,768,943
Savings	185,812	—	—	—	—	185,812
Time deposits	757,345	545,601	178,116	26,613	31,834	1,539,509
Notes payable & other borrowings	412,656	515	1,467	787	5,590	421,015
Total interest sensitive liabilities	3,124,756	546,116	179,583	27,400	37,424	3,915,279

Interest sensitivity gap	$(61,705)	$(118,493)	$280,360	$145,462	$1,104,684	$1,350,308

Cumulative interest sensitivity gap	$(61,705)	$(180,198)	$100,162	$245,624	$1,350,308

Percentage of cumulative gap to total interest sensitive assets	-1.17%	-3.42%	1.90%	4.66%	25.64%

The positive GAP in the interest rate sensitivity analysis indicates that banking segment net interest income would generally rise if rates increase. Because of inherent limitations in interest rate sensitivity analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine the effect on net interest income changes for the next twelve months. The banking segment also measures the effects of changes in interest rates on market value of equity by discounting projected cash flows of deposits and loans. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than the GAP analysis. Simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products. Also, unlike GAP analysis, simulation analysis takes into account the effect of embedded options in the securities and loan portfolios as well as any off-balance-sheet derivatives.

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on market value of portfolio equity for the banking segment at March 31, 2013 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Market Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$(7,804)	-3.65%	$(35,820)	-3.95%
+200	$(9,095)	-4.25%	$(22,223)	-2.45%
+100	$(7,710)	-3.61%	$(2,524)	-0.28%
-50	$(410)	-0.19%	$(35,279)	-3.90%

The projected changes in net interest income and market value of equity to changes in interest rates at March 31, 2013 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

At March 31, 2013, total debt outstanding on our consolidated balance sheet was $140.7 million, and was comprised of approximately $83.9 million of indebtedness subject to fixed interest rates and approximately $56.8 million, or 40%, subject to variable interest rates. If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

For additional information concerning our legal proceedings, please see the discussion under the caption “Legal Proceedings” set forth in Part I, Item 3 of our Annual Report on Form 10-K.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: May 6, 2013	By:	/s/ Darren Parmenter
Darren Parmenter
Senior Vice President — Finance (Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*	Form of Restricted Stock Award Agreement.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*           Filed herewith.

**    In accordance with Rule 406T of Regulation S-T, the information in this exhibit is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.