Form 10-Q
period 2013-06-30
Hilltop Holdings Inc.
filed 2013-08-05
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding at August 2, 2013 was 83,958,844.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$596,351	$722,039
Federal funds sold and securities purchased under agreements to resell	32,939	4,421
Securities:
Trading, at fair value	32,857	90,113
Available for sale, at fair value (amortized cost of $1,103,289 and $978,502, respectively)	1,073,522	990,953
	1,106,379	1,081,066

Loans held for sale	1,412,960	1,401,507
Loans, net of unearned income	3,253,001	3,152,396
Allowance for loan losses	(26,237)	(3,409)
Loans, net	3,226,764	3,148,987

Broker-dealer and clearing organization receivables	208,011	145,564
Insurance premiums receivable	26,987	24,615
Deferred policy acquisition costs	21,680	19,812
Reinsurance receivable, net of uncollectible amounts	6,340	18,567
Premises and equipment, net	110,937	111,381
Other assets	329,302	277,398
Goodwill	251,808	253,770
Other intangible assets, net	72,345	77,738
Total assets	$7,402,803	$7,286,865

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$208,702	$323,367
Interest-bearing	4,287,767	4,377,094
Total deposits	4,496,469	4,700,461

Broker-dealer and clearing organization payables	246,681	187,990
Reserve for losses and loss adjustment expenses	42,458	34,012
Unearned insurance premiums	90,411	82,598
Short-term borrowings	1,003,804	728,250
Notes payable	139,938	141,539
Junior subordinated debentures	67,012	67,012
Other liabilities	144,230	198,453
Total liabilities	6,231,003	6,140,315
Commitments and contingencies (see Notes 9 and 10)
Stockholders’ equity:
Hilltop Holdings stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
Series B, liquidation value per share of $1,000; 114,068 shares issued and outstanding, respectively	114,068	114,068
Common stock, $0.01 par value, 100,000,000 shares authorized; 83,955,870 and 83,487,340 shares issued and outstanding, respectively	840	835
Additional paid-in capital	1,303,118	1,304,448
Accumulated other comprehensive income (loss)	(19,347)	8,094
Accumulated deficit	(227,784)	(282,949)
Total Hilltop Holdings stockholders’ equity	1,170,895	1,144,496
Noncontrolling interest	905	2,054
Total stockholders’ equity	1,171,800	1,146,550
Total liabilities and stockholders’ equity	$7,402,803	$7,286,865

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$65,213	$—	$130,099	$—
Securities:
Taxable	6,480	3,366	12,392	6,742
Tax-exempt	1,189	—	2,536	—
Federal funds sold and securities purchased under agreements to resell	35	—	56	—
Interest-bearing deposits with banks	242	—	575	—
Other	3,009	—	5,114	—
Total interest income	76,168	3,366	150,772	6,742

Interest expense:
Deposits	3,406	—	6,856	—
Short-term borrowings	591	—	1,104	—
Notes payable	2,308	2,131	4,630	4,270
Junior subordinated debentures	612	—	1,220	—
Other	826	—	1,276	—
Total interest expense	7,743	2,131	15,086	4,270

Net interest income	68,425	1,235	135,686	2,472
Provision for loan losses	11,289	—	24,294	—
Net interest income after provision for loan losses	57,136	1,235	111,392	2,472

Noninterest income:
Net gains from sale of loans and other mortgage production income	142,531	—	270,127	—
Mortgage loan origination fees	22,695	—	41,588	—
Net insurance premiums earned	38,590	36,195	76,063	71,350
Investment and securities advisory fees and commissions	25,964	—	47,973	—
Other	9,453	1,851	16,760	3,562
Total noninterest income	239,233	38,046	452,511	74,912

Noninterest expense:
Employees’ compensation and benefits	132,715	2,272	248,905	4,498
Loss and loss adjustment expenses	48,160	39,071	69,345	61,613
Policy acquisition and other underwriting expenses	11,627	10,842	22,430	21,743
Occupancy and equipment, net	20,154	248	39,566	492
Other	47,744	2,800	95,145	4,444
Total noninterest expense	260,400	55,233	475,391	92,790

Income (loss) before income taxes	35,969	(15,952)	88,512	(15,406)
Income tax expense (benefit)	13,309	(5,243)	32,479	(5,040)

Net income (loss)	22,660	(10,709)	56,033	(10,366)
Less: Net income attributable to noncontrolling interest	568	—	868	—

Income (loss) attributable to Hilltop Holdings	22,092	(10,709)	55,165	(10,366)
Dividends on preferred stock	1,149	—	1,852	—
Income (loss) applicable to Hilltop Holdings common stockholders	$20,943	$(10,709)	$53,313	$(10,366)

Earnings (loss) per common share:
Basic	$0.25	$(0.19)	$0.64	$(0.18)
Diluted	$0.24	$(0.19)	$0.61	$(0.18)

Weighted average share information:
Basic	83,490	56,362	83,489	56,431
Diluted	90,294	56,362	90,125	56,431

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$22,660	$(10,709)	$56,033	$(10,366)
Other comprehensive income (loss):
Unrealized losses on securities available for sale, net of tax of $(15,249), $(1,075), $(14,776) and $(2,906)	(28,320)	(1,996)	(27,441)	(5,397)
Comprehensive income (loss)	(5,660)	(12,705)	28,592	(15,763)
Less: comprehensive income attributable to noncontrolling interest	568	—	868	—

Comprehensive income (loss) applicable to Hilltop Holdings	$(6,228)	$(12,705)	$27,724	$(15,763)

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated		Total
					Additional	Other		Hilltop Holdings		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2011	—	$—	56,501	$565	$918,192	$13,983	$(277,357)	$655,383	$—	$655,383
Net loss	—	—	—	—	—	—	(10,366)	(10,366)	—	(10,366)
Other comprehensive loss	—	—	—	—	—	(5,397)	—	(5,397)	—	(5,397)
Common stock issued to board members	—	—	2	—	24	—	—	24	—	24
Repurchase and retirement of common stock	—	—	(141)	(1)	(1,161)	—	—	(1,162)	—	(1,162)
Stock-based compensation expense	—	—	—	—	244	—	—	244	—	244
Balance, June 30, 2012	—	$—	56,362	$564	$917,299	$8,586	$(287,723)	$638,726	$—	$638,726

Balance, December 31, 2012	114	$114,068	83,487	$835	$1,304,448	$8,094	$(282,949)	$1,144,496	$2,054	$1,146,550
Net income	—	—	—	—	—	—	55,165	55,165	868	56,033
Other comprehensive loss	—	—	—	—	—	(27,441)	—	(27,441)	—	(27,441)
Stock-based compensation expense	—	—	—	—	480	—	—	480	—	480
Common stock issued to board members	—	—	4	—	47	—	—	47	—	47
Issuance of restricted common stock	—	—	465	5	(5)	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(1,852)	—	—	(1,852)	—	(1,852)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2,017)	(2,017)
Balance, June 30, 2013	114	$114,068	83,956	$840	$1,303,118	$(19,347)	$(227,784)	$1,170,895	$905	$1,171,800

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income (loss)	$56,033	$(10,366)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for loan losses	24,294	—
Depreciation, amortization and accretion, net	(18,032)	690
Deferred income taxes	(11,528)	(5,040)
Other, net	533	321
Net change in securities purchased under resale agreements	(3,237)	—
Net change in trading securities	57,256	—
Net change in broker-dealer and clearing organization receivables	(76,430)	—
Net change in other assets	34,972	(507)
Net change in broker-dealer and clearing organization payables	17,281	—
Net change in loss and loss adjustment expense reserve	8,446	7,252
Net change in unearned insurance premiums	7,813	5,973
Net change in other liabilities	(37,247)	105
Net gains from sale of loans	(270,127)	—
Loans originated for sale	(6,545,177)	—
Proceeds from loans sold	6,769,795	—
Net cash provided by (used in) operating activities	14,645	(1,572)

Investing Activities
Proceeds from sales, maturities and principal reductions of securities available for sale	96,069	3,436
Purchases of securities available for sale	(223,570)	(2,717)
Net change in loans	(51,027)	—
Purchases of premises and equipment and other assets	(11,417)	(93)
Proceeds from sales of premises and equipment and other real estate owned	4,859	—
Net cash paid for Federal Home Loan Bank and Federal Reserve Bank stock	(21,219)	—
Net cash provided by (used in) investing activities	(206,305)	626

Financing Activities
Net change in deposits	(179,826)	—
Net change in short-term borrowings	275,554	—
Payments on notes payable	(1,601)	—
Payments to repurchase common stock	—	(1,162)
Dividends paid	(703)	—
Net cash distributed to noncontrolling interest	(2,017)	—
Other, net	(154)	—
Net cash provided by (used in) financing activities	91,253	(1,162)

Net change in cash and cash equivalents	(100,407)	(2,108)
Cash and cash equivalents, beginning of period	726,460	578,520
Cash and cash equivalents, end of period	$626,053	$576,412

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$14,889	$4,180
Cash paid for income taxes, net of refunds	$40,949	$—
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$1,718	$—

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

PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of financial products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, capital equipment leasing, fixed income sales, asset management, and correspondent clearing services. Certain disclosures within the notes to consolidated financial statements are specific to financial products and services of PlainsCapital and its subsidiaries and therefore include information at June 30, 2013 and December 31, 2012 and relating to the three and six months ended June 30, 2013.

Prior to the consummation of the Merger, Hilltop’s primary operations were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through Hilltop’s wholly owned property and casualty insurance holding company, National Lloyds Corporation (“NLC”), formerly known as NLASCO, Inc.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Hilltop also owns 100% of NLC, which operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC, the controlling and sole managing member of PrimeLending Ventures, LLC (“Ventures”). Through a series limited liability company structure, Ventures establishes one or more separate operating divisions with select business partners, such as home builders, to originate residential mortgage loans.

The principal subsidiaries of First Southwest are First Southwest Company (“FSC”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

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

The Merger was accounted for using the purchase method of accounting, and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The Company initially recorded $230.1 million of goodwill in connection with the Merger, representing the inherent long-term value expected from the business opportunities created from combining PlainsCapital with Hilltop. The amount of goodwill recorded in connection with the Company’s acquisition of PlainsCapital Corporation is not deductible for tax purposes. The Company used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. The purchase date valuations are considered preliminary and are subject to change for up to one year after the acquisition date. During the three months ended March 31, 2013, the Company reduced goodwill related to the PlainsCapital acquisition by $2.0 million for a purchase accounting adjustment related to the valuation of a capital lease obligation. The Company made no adjustments to its purchase price allocation during the three months ended June 30, 2013.

The operations acquired in the Merger have been included in Hilltop’s financial results since December 1, 2012. The following table presents pro forma results for the three and six months ended June 30, 2012 had the acquisition taken place on January 1, 2011 (in thousands). The pro forma financial information combines the historical results of Hilltop and PlainsCapital Corporation and includes the estimated impact of purchase accounting adjustments. The purchase accounting adjustments reflect the impact of recording the acquired loans at fair value, including the estimated accretion of the purchase discount on the loan portfolio and related adjustments to PlainsCapital’s provision for loan losses. Accretion estimates were based on the acquisition date purchase discount on the loan portfolio, as it was not practicable to determine the amount of discount that would have been recorded based on economic conditions that existed on January 1,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

2011. The pro forma results do not include any potential operating cost savings as a result of the Merger. Further, certain costs associated with any restructuring or integration activities are also not reflected in the pro forma results. Pro forma results include the acquisition-related merger and restructuring charges incurred during the period. The pro forma results are not indicative of what would have occurred had the acquisition taken place on the indicated date.

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Net interest income	$54,205	$107,768
Other revenues	206,465	393,437
Net income	16,042	38,729

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

Fair Value Option

Hilltop has elected to measure substantially all of PrimeLending’s mortgage loans held for sale at fair value under the provisions of the Fair Value Option Subsections of the ASC (“Fair Value Option”). Hilltop elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Hilltop determines the fair value of the financial instruments accounted for under the provisions of the Fair Value Option in compliance with the provisions of the Fair Value Topic of the ASC discussed above.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At June 30, 2013, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option and the unpaid principal balance of those loans was $1.41 billion. At December 31, 2012, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.40 billion, while the unpaid principal balance of those loans was $1.36 billion. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
June 30, 2013
Cash and cash equivalents	$629,290	$—	$—	$629,290
Trading securities	—	32,857	—	32,857
Available for sale securities	20,798	997,214	55,510	1,073,522
Loans held for sale	—	1,412,293	—	1,412,293
Derivative assets	—	51,348	—	51,348
Mortgage servicing asset	—	—	7,111	7,111
Trading liabilities	—	47	—	47
Derivative liabilities	—	2,686	—	2,686

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2012
Cash and cash equivalents	$726,460	$—	$—	$726,460
Trading securities	—	90,113	—	90,113
Available for sale securities	20,428	914,248	56,277	990,953
Loans held for sale	—	1,400,737	—	1,400,737
Derivative assets	—	15,697	—	15,697
Mortgage servicing asset	—	—	2,080	2,080
Time deposits	—	1,073	—	1,073
Trading liabilities	—	3,164	—	3,164
Derivative liabilities	—	1,080	—	1,080

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a roll forward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of			Included in	Comprehensive	Balance at
	Period	Purchases	Issuances	Net Income (Loss)	Income (Loss)	End of Period
Three months ended June 30, 2013
Available for sale securities	$58,801	$—	$—	$—	$(3,291)	$55,510
Mortgage servicing asset	4,430	—	2,180	501	—	7,111
Total	$63,231	$—	$2,180	$501	$(3,291)	$62,621

Six months ended June 30, 2013
Available for sale securities	$56,277	$—	$—	$—	$(767)	$55,510
Mortgage servicing asset	2,080	—	4,305	726	—	7,111
Total	$58,357	$—	$4,305	$726	$(767)	$62,621

Three months ended June 30, 2012
Available for sale securities	$56,560	$—	$—	$—	$(1,983)	$54,577
Total	$56,560	$—	$—	$—	$(1,983)	$54,577

Six months ended June 30, 2012
Available for sale securities	$60,377	$—	$—	$—	$(5,800)	$54,577
Total	$60,377	$—	$—	$—	$(5,800)	$54,577

All net unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at June 30, 2013. The available for sale securities noted in the tables above reflect Hilltop’s note receivable and warrant with SWS Group, Inc. (“SWS”) as discussed in Note 4 to the consolidated financial statements.

Hilltop’s note receivable is valued using a cash flow model that estimates yield based on comparable securities in the market. The interest rate used to discount cash flows is the most significant unobservable input. An increase or decrease in the discount rate would result in a corresponding decrease or increase, respectively, in the fair value measurement of the note receivable.

The warrant is valued utilizing a binomial model. The underlying SWS common stock price and its related volatility, an unobservable input, are the most significant inputs into the model, and, therefore, decreases or increases to the SWS common stock price would result in a significant change in the fair value measurement of the warrant.

The mortgage servicing asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing asset is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs and underlying portfolio characteristics.

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following tables present the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
		Other	Total		Other	Total
	Net Gains from	Noninterest	Changes in	Net Gains from	Noninterest	Changes in
	Sale of Loans	Income	Fair Value	Sale of Loans	Income	Fair Value
Loans held for sale	$(36,203)	$—	$(36,203)	$—	$—	$—
Mortgage servicing asset	2,681	—	2,681	—	—	—
Time deposits	—	4	4	—	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
		Other	Total		Other	Total
	Net Gains from	Noninterest	Changes in	Net Gains from	Noninterest	Changes in
	Sale of Loans	Income	Fair Value	Sale of Loans	Income	Fair Value
Loans held for sale	$(41,641)	$—	$(41,641)	$—	$—	$—
Mortgage servicing asset	5,031	—	5,031	—	—	—
Time deposits	—	12	12	—	—	—

Hilltop also determines the fair value of certain assets and liabilities on a non-recurring basis. Facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — Hilltop reports impaired loans based on underlying fair value of the collateral through specific allowances within the allowance for loan losses. Hilltop acquired impaired, or purchased credit impaired (“PCI”) loans with a fair value of $172.9 million upon completion of the Merger. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated assumptions regarding default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. At June 30, 2013, PCI loans with a carrying amount of $138.3 million had been reduced by specific allowances within the allowance for loan losses of $0.7 million, resulting in a reported fair value of $137.6 million.

Other Real Estate Owned — Hilltop reports other real estate owned at fair value less estimated cost to sell. Any excess of recorded investment over fair value less cost to sell is charged against the allowance for loan losses when property is initially transferred to other real estate owned. Subsequent to the initial transfer to other real estate owned, downward valuation adjustments are charged against earnings. Hilltop primarily determines fair value using Level 2 inputs consisting of independent appraisals. At June 30, 2013, the estimated fair value of other real estate owned was $8.1 million.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs	Total
June 30, 2013
Financial assets:
Loans, net	$3,226,764	$—	$—	$3,253,776	$3,253,776
Broker-dealer and clearing organization receivables	208,011	—	208,011	—	208,011
Other assets	58,145	—	58,145	—	58,145

Financial liabilities:
Deposits	4,496,469	—	4,499,430	—	4,499,430
Broker-dealer and clearing organization payables	246,681	—	246,681	—	246,681
Short-term borrowings	1,003,804	—	1,003,804	—	1,003,804
Debt	206,950	—	222,627	—	222,627
Other liabilities	4,497	—	4,497	—	4,497

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs	Total
December 31, 2012
Financial assets:
Loans, net	$3,148,987	$—	$—	$3,148,987	$3,148,987
Broker-dealer and clearing organization receivables	145,564	—	145,564	—	145,564
Other assets	59,094	—	59,094	—	59,094

Financial liabilities:
Deposits	4,700,461	—	4,698,848	—	4,698,848
Broker-dealer and clearing organization payables	187,990	—	187,990	—	187,990
Short-term borrowings	728,250	—	728,250	—	728,250
Debt	208,551	—	217,092	—	217,092
Other liabilities	4,400	—	4,400	—	4,400

4. Securities

The amortized cost and fair value of available for sale securities are summarized as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2013
U.S. Treasury securities	$8,751	$96	$(33)	$8,814
U.S. government agencies:
Bonds	625,906	573	(30,716)	595,763
Residential mortgage-backed securities	16,192	348	(453)	16,087
Collateralized mortgage obligations	146,165	322	(1,607)	144,880
Corporate debt securities	71,176	5,045	(262)	75,959
States and political subdivisions	161,026	282	(6,540)	154,768
Commercial mortgage-backed securities	879	64	—	943
Equity securities	19,575	1,223	—	20,798
Note receivable	41,551	1,860	—	43,411
Warrant	12,068	31	—	12,099
Totals	$1,103,289	$9,844	$(39,611)	$1,073,522

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2012
U.S. Treasury securities	$7,046	$141	$(2)	$7,185
U.S. government agencies:
Bonds	524,888	1,663	(314)	526,237
Residential mortgage-backed securities	18,473	490	(70)	18,893
Collateralized mortgage obligations	97,812	191	(79)	97,924
Corporate debt securities	79,716	7,461	—	87,177
States and political subdivisions	177,701	196	(2,138)	175,759
Commercial mortgage-backed securities	1,001	72	—	1,073
Equity securities	19,289	1,139	—	20,428
Note receivable	40,508	3,652	—	44,160
Warrant	12,068	49	—	12,117
Totals	$978,502	$15,054	$(2,603)	$990,953

Available for sale equity securities includes 1,475,387 shares of SWS common stock, a note made by SWS in the aggregate principal amount of $50.0 million and a warrant to purchase 8,695,652 shares of SWS common stock. SWS issued the note in July 2011 under a credit agreement pursuant to a senior unsecured loan from Hilltop. The note bears interest at a rate of 8.0% per annum, is prepayable by SWS subject to certain conditions after three years, and has a maturity of five years. The warrant provides for the purchase of 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share, subject to anti-dilution adjustments. If the warrant was fully exercised, Hilltop would beneficially own 24.4% of SWS.

Information regarding available for sale securities that were in an unrealized loss position is shown in the following table (dollars in thousands).

	June 30, 2013			December 31, 2012
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
U.S. treasury securities:
Unrealized loss for less than twelve months	4	$6,345	$33	2	$2,427	$2
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	4	6,345	33	2	2,427	2
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	38	567,672	30,716	14	236,305	314
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	38	567,672	30,716	14	236,305	314
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	6	11,345	453	7	12,279	70
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	6	11,345	453	7	12,279	70
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	13	102,242	1,607	8	38,887	79
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	13	102,242	1,607	8	38,887	79
Corporate debt securities:
Unrealized loss for less than twelve months	5	5,955	262	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	5	5,955	262	—	—	—
States and political subdivisions:
Unrealized loss for less than twelve months	194	129,529	6,540	225	156,664	2,138
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	194	129,529	6,540	225	156,664	2,138
Total available for sale:
Unrealized loss for less than twelve months	260	823,088	39,611	256	446,562	2,603
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	260	$823,088	$39,611	256	$446,562	$2,603

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three and six months ended June 30, 2013 and 2012, the Company did not record any other-than-temporary impairments. While all of the investments are monitored for potential other-than-temporary impairment, our analysis and experience indicate that these available for sale investments generally do not present a great risk of other-than-temporary-impairment, as fair value should recover over time. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend, nor is it likely that the Company will be required, to sell these securities before the recovery of the cost basis. Therefore, management does not believe any other-than-temporary impairments exist at June 30, 2013.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities and the available for sale warrant, at June 30, 2013 are shown by contractual maturity below (in thousands).

	Amortized
	Cost	Fair Value
Due in one year or less	$32,528	$32,809
Due after one year through five years	112,253	118,200
Due after five years through ten years	45,990	46,621
Due after ten years	717,639	681,085
	908,410	878,715

Residential mortgage-backed securities	16,192	16,087
Collateralized mortgage obligations	146,165	144,880
Commercial mortgage-backed securities	879	943
	$1,071,646	$1,040,625

The Company realized a net loss from its trading securities portfolio of $1.5 million and $2.7 million during the three and six months ended June 30, 2013, respectively, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $781.8 million and $635.2 million (with a fair value of $748.4 million and $633.4 million) at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

At both June 30, 2013 and December 31, 2012, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.3 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

5. Loans and Allowance for Loan Losses

Loans summarized by category are as follows (in thousands).

	June 30,	December 31,
	2013	2012
Commercial and industrial	$1,680,713	$1,660,293
Real estate	1,234,025	1,184,914
Construction and land development	311,333	280,483
Consumer	26,930	26,706
	3,253,001	3,152,396
Allowance for loan losses	(26,237)	(3,409)
Total loans, net of allowance	$3,226,764	$3,148,987

PlainsCapital has lending policies in place with the goal of establishing an asset portfolio that will provide a return on stockholders’ equity sufficient to maintain capital to assets ratios that meet or exceed established regulations. Loans are underwritten with careful consideration of the borrower’s financial condition, the specific purpose of the loan, the primary sources of repayment and any collateral pledged to secure the loan.

Underwriting procedures address financial components based on the size or complexity of the credit. The financial components include, but are not limited to, current and projected global cash flows, shock analysis and/or stress testing, and trends in appropriate balance sheet and statement of operations ratios. Collateral analysis includes a complete description of the collateral, as well as determining values, monitoring requirements, loan to value ratios, concentration risk, appraisal requirements and other information relevant to the collateral being pledged. Guarantor analysis includes liquidity and global cash flow analysis based on the significance the guarantors are expected to serve as secondary repayment sources. PlainsCapital’s underwriting standards are governed by adherence to its loan policy. The loan policy provides for specific guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer loans. Within each individual portfolio segment, permissible and impermissible loan types are explicitly outlined. Within the loan types, minimum requirements for the underwriting factors listed above are provided.

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

In connection with the Merger, Hilltop acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value as of the date of the Merger with no carryover of any allowance for loan losses. The following table presents the outstanding contractual balances and the carrying values of the PCI loans (in thousands).

	June 30,	December 31,
	2013	2012
Carrying amount	$138,308	$166,780
Outstanding balance	187,206	222,674

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for the PCI loans were as follows (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Balance, beginning of period	$26,246	$17,553
Increases in expected cash flows	141	12,137
Disposals of loans	(1,806)	(1,832)
Accretion	(4,463)	(7,740)
Balance, end of period	$20,118	$20,118

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.

PCI loans are summarized by class in the following tables (in thousands). In addition to the PCI loans, there were $1.4 million of additional impaired loans at June 30, 2013.

	Unpaid			Total
	Contractual	Nonaccretable	Accretable	Recorded	Related
	Principal Balance	Difference	Yield	Investment	Allowance
June 30, 2013
Commercial and industrial:
Secured	$71,408	$18,708	$3,530	$54,763	$333
Unsecured	10,542	4,936	4,832	1,975	—
Real estate:
Secured by commercial properties	58,540	13,657	7,199	48,151	215
Secured by residential properties	8,012	1,676	721	6,163	50
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	38,623	10,015	3,827	27,190	61
Consumer	81	14	9	66	—
	$187,206	$49,006	$20,118	$138,308	$659

	Unpaid			Total
	Contractual	Nonaccretable	Accretable	Recorded
	Principal Balance	Difference	Yield	Investment
December 31, 2012
Commercial and industrial:
Secured	$91,633	$24,982	$6,114	$67,967
Unsecured	12,198	8,707	472	3,419
Real estate:
Secured by commercial properties	66,736	15,816	7,294	55,519
Secured by residential properties	8,690	2,251	557	6,728
Construction and land development:
Residential construction loans	995	493	40	708
Commercial construction loans and land development	42,330	9,113	3,067	32,362
Consumer	92	16	9	77
	$222,674	$61,378	$17,553	$166,780

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in PCI loans is summarized by class in the following table (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Commercial and industrial:
Secured	$61,715	$61,365
Unsecured	2,385	2,697
Real estate:
Secured by commercial properties	49,687	51,835
Secured by residential properties	7,131	6,446
Construction and land development:
Residential construction loans	—	354
Commercial construction loans and land development	26,681	29,776
Consumer	69	72
	$147,668	$152,545

Non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

June 30,
2013
Commercial and industrial:
Secured	$16,743
Unsecured	—
Real estate:
Secured by commercial properties	3,085
Secured by residential properties	222
Construction and land development:
Residential construction loans	—
Commercial construction loans and land development	1,612
Consumer	—
$21,662

At June 30, 2013, non-accrual loans included PCI loans of $20.3 million for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonably estimated. All PCI loans at December 31, 2012 were considered to be performing due to the application of the accretion method. In addition to the non-accrual loans in the table above, $1.9 million and $1.8 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at June 30, 2013 and December 31, 2012, respectively.

Interest income recorded on non-accrual loans for the three and six months ended June 30, 2013 was nominal.

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

Information regarding TDRs granted is shown in the following tables (in thousands). All TDRs granted relate to PCI loans. At June 30, 2013, PlainsCapital had $0.4 million in unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modifed by
		Interest Rate	Payment Term	Total
	A/B Note	Adjustment	Extension	Modification
Three months ended June 30, 2013
Commercial and industrial:
Secured	$—	$—	$9,853	$9,853
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$9,853	$9,853

	Recorded Investment in Loans Modifed by
		Interest Rate	Payment Term	Total
	A/B Note	Adjustment	Extension	Modification
Six months ended June 30, 2013
Commercial and industrial:
Secured	$—	$—	$9,858	$9,858
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	272	272
Secured by residential properties	—	—	1,047	1,047
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	603	603
Consumer	—	—	—	—
	$—	$—	$11,780	$11,780

An analysis of the aging of PlainsCapital’s loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
June 30, 2013
Commercial and industrial:
Secured	$3,053	$613	$85	$3,751	$1,514,462	$54,763	$1,572,976	$27
Unsecured	60	3	—	63	105,699	1,975	107,737	—
Real estate:
Secured by commercial properties	439	287	—	726	924,379	48,151	973,256	—
Secured by residential properties	533	106	59	698	253,908	6,163	260,769	—
Construction and land development:
Residential construction loans	—	—	—	—	48,061	—	48,061	—
Commercial construction loans and land development	213	59	—	272	235,810	27,190	263,272	—
Consumer	74	—	—	74	26,790	66	26,930	—
	$4,372	$1,068	$144	$5,584	$3,109,109	$138,308	$3,253,001	$27

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
December 31, 2012
Commercial and industrial:
Secured	$7,844	$348	$2,131	$10,323	$1,473,242	$67,967	$1,551,532	$2,000
Unsecured	3	—	—	3	105,339	3,419	108,761	—
Real estate:
Secured by commercial properties	714	—	—	714	868,070	55,519	924,303	—
Secured by residential properties	755	101	—	856	253,027	6,728	260,611	—
Construction and land development:
Residential construction loans	—	—	—	—	47,461	708	48,169	—
Commercial construction loans and land development	63	—	—	63	199,889	32,362	232,314	—
Consumer	84	—	—	84	26,545	77	26,706	—
	$9,463	$449	$2,131	$12,043	$2,973,573	$166,780	$3,152,396	$2,000

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

Special Mention — “Special Mention” loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loans and weaken the Bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Bank to sufficient risk to require adverse classification.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the internal risk grades of loans, as previously described, in the portfolio by class (in thousands).

	Pass	Special Mention	Substandard	PCI	Total
June 30, 2013
Commercial and industrial:
Secured	$1,499,934	$360	$17,919	$54,763	$1,572,976
Unsecured	105,514	95	153	1,975	107,737
Real estate:
Secured by commercial properties	924,781	—	324	48,151	973,256
Secured by residential properties	250,691	—	3,915	6,163	260,769
Construction and land development:
Residential construction loans	48,061	—	—	—	48,061
Commercial construction loans and land development	235,570	—	512	27,190	263,272
Consumer	26,864	—	—	66	26,930
	$3,091,415	$455	$22,823	$138,308	$3,253,001

	Pass	Special Mention	Substandard	PCI	Total
December 31, 2012
Commercial and industrial:
Secured	$1,476,420	$2,515	$4,630	$67,967	$1,551,532
Unsecured	105,142	200	—	3,419	108,761
Real estate:
Secured by commercial properties	868,784	—	—	55,519	924,303
Secured by residential properties	253,883	—	—	6,728	260,611
Construction and land development:
Residential construction loans	47,461	—	—	708	48,169
Commercial construction loans and land development	199,952	—	—	32,362	232,314
Consumer	26,629	—	—	77	26,706
	$2,978,271	$2,715	$4,630	$166,780	$3,152,396

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans. Management has responsibility for determining the level of the allowance for loan losses, subject to review by the Audit Committee of our Board of Directors and the Loan Review Committee of the Bank’s Board of Directors.

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that the Company will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan or portion thereof is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses. Any subsequent recovery of charged-off loans is added back to the allowance for loan losses. As a result of the Merger on November 30, 2012, PlainsCapital’s loan portfolio is now designated into two populations: acquired loans and originated loans. The allowance for loan losses is calculated separately for the acquired and originated loans.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

The loan review program is designed to identify and monitor problem loans by maintaining a credit grading process, requiring that timely and appropriate changes be made to reviewed loans and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem.

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At June 30, 2013 and December 31, 2012, there were no material delinquencies in these types of loans.

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

For PCI loans, cash flows expected to be collected are recast quarterly for each loan. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. If expected cash flows for a loan decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan.

The allowance is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the allowance for loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total

Three months ended June 30, 2013

Balance, beginning of period	$8,812	$3,522	$4,286	$17	$16,637
Provision charged to operations	6,729	1,820	2,720	20	11,289
Loans charged off	(3,656)	(65)	—	(15)	(3,736)
Recoveries on charged off loans	1,921	62	44	20	2,047
Balance, end of period	$13,806	$5,339	$7,050	$42	$26,237

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total

Six months ended June 30, 2013

Balance, beginning of period	$1,845	$977	$582	$5	$3,409
Provision charged to operations	13,640	4,257	6,317	80	24,294
Loans charged off	(4,094)	(96)	—	(71)	(4,261)
Recoveries on charged off loans	2,415	201	151	28	2,795
Balance, end of period	$13,806	$5,339	$7,050	$42	$26,237

The loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total

June 30, 2013

Loans individually evaluated for impairment	$1,144	$222	$—	$—	$1,366
Loans collectively evaluated for impairment	1,622,831	1,179,489	284,143	26,864	3,113,327
PCI Loans individually evaluated for impairment	56,738	54,314	27,190	66	138,308
	$1,680,713	$1,234,025	$311,333	$26,930	$3,253,001

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total

December 31, 2012

Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,588,907	1,122,667	247,413	26,629	2,985,616
PCI Loans individually evaluated for impairment	71,386	62,247	33,070	77	166,780
	$1,660,293	$1,184,914	$280,483	$26,706	$3,152,396

The allowance for loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total

June 30, 2013

Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	13,473	5,074	6,989	42	25,578
PCI Loans individually evaluated for impairment	333	265	61	—	659
	$13,806	$5,339	$7,050	$42	$26,237

	Commercial and Industrial	Real Estate	Construction and Land Development	Consumer	Total

December 31, 2012

Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,845	977	582	5	3,409
PCI Loans individually evaluated for impairment	—	—	—	—	—
	$1,845	$977	$582	$5	$3,409

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2013	2012
Noninterest-bearing demand	$208,702	$323,367
Interest-bearing:
NOW accounts	138,817	106,562
Money market	2,316,332	2,357,109
Brokered - money market	263,694	263,193
Demand	39,273	75,308
Savings	174,120	180,367
Time	1,132,014	1,175,432
Brokered - time	223,517	219,123
	$4,496,469	$4,700,461

7. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2013	2012
Federal funds purchased	$105,550	$269,625
Securities sold under agreements to repurchase	121,354	85,725
Federal Home Loan Bank (FHLB) notes	675,000	250,000
Short-term bank loans	101,900	122,900
	$1,003,804	$728,250

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

Six Months Ended June 30, 2013
Average balance during the period	$304,418
Average interest rate during the period	0.20%

	June 30,	December 31,
	2013	2012
Average interest rate at end of period	0.15%	0.22%
Securities underlying the agreements at end of period
Carrying value	$146,928	$122,153
Estimated fair value	$142,833	$122,435

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

Six Months Ended
June 30, 2013
Average balance during the period	$147,241
Average interest rate during the period	0.12%

	June 30,	December 31,
	2013	2012
Average interest rate at end of period	0.15%	0.07%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at June 30, 2013 and December 31, 2012 was 1.10% and 1.16%, respectively.

8. Income Taxes

Hilltop applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective rate was 37.0% and 36.7% for the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, the Company recorded income tax benefits due to the loss from operations which reflected effective rates of 32.9% and 32.7%, respectively.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. There were no uncertain tax positions at June 30, 2013 and 2012. The Company does not anticipate any significant liabilities for uncertain tax positions to arise in the next twelve months.

Hilltop files income tax returns in U.S. federal and several U.S. state jurisdictions. Hilltop is subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. Excluding those entities acquired as a part of the Merger, Hilltop has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2010, and is under no federal or state tax audits at June 30, 2013. PlainsCapital has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2010, and is not under federal tax audit at June 30, 2013.

PlainsCapital’s subsidiary, FSC, is currently under state income tax audit by the Florida Department of Revenue for the 2009, 2010 and 2011 tax years. FSC voluntarily agreed to extend the statute of limitations to October 2014. FSC does not expect any significant liability to arise at the conclusion of the audit. PlainsCapital is not under any other state examinations as of June 30, 2013.

For the majority of tax jurisdictions, Hilltop and PlainsCapital are no longer subject to federal, state or local income tax examinations by tax authorities for years prior to 2009.

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

Other Contingencies

The mortgage origination segment may be responsible for errors or omissions relating to its representations and warranties that each loan sold meets certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. If determined to be at fault, the mortgage origination segment either repurchases the affected loan from the investor or reimburses the investor’s losses (a “make-whole” payment). The mortgage origination segment has established an indemnification liability for such probable losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests based on historical loss patterns, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. At June 30, 2013 and December 31, 2012, the indemnification reserve totaled $20.4 million and $19.0 million, respectively. The provision for indemnification losses was $1.0 million and $1.9 million for the three and six months ended June 30, 2013, respectively. Although management considers this reserve to be appropriate, the reserve may prove to be insufficient over time to cover ultimate losses, primarily due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The anticipated impact of such matters will be considered in the reserving process when known.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.1 billion at June 30, 2013 and outstanding standby letters of credit of $35.0 million at June 30, 2013.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

11. Stock-Based Compensation

Pursuant to the Hilltop Holdings 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of Hilltop, its subsidiaries and outside directors of Hilltop. Upon the effectiveness of the 2012 Plan in September 2012, no additional awards were permissible under the 2003 Equity Incentive Plan (the “2003 Plan”). In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan.

Effective May 2, 2013, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees a total of 465,000 restricted shares of common stock (“Restricted Stock Awards”) pursuant to the 2012 Plan. These Restricted Stock Awards are subject to service conditions set forth in the grant agreements with associated costs recognized on a straight-line basis over the vesting period. The grant date fair value related to these Restricted Stock Awards was $13.25 per share, resulting in expected compensation expense of $6.2 million. At June 30, 2013, unrecognized compensation expense related to these Restricted Stock Awards was $5.8 million, which will be amortized through March 2016. These Restricted Stock Awards vest on April 1, 2016 and provide for accelerated vesting under certain conditions.

During the six months ended June 30, 2013, the Company granted 3,530 shares of common stock to members of our board of directors as compensation for director services pursuant to the 2012 Plan.

At June 30, 2013, 3,531,470 shares of common stock remain available for issuance pursuant to the 2012 Plan.

Stock options granted on November 2, 2011 pursuant to the 2003 Plan to purchase an aggregate of 600,000 shares of the Company’s common stock (the “Stock Option Awards”) at an exercise price of $7.70 per share were outstanding at June 30, 2013. These Stock Option Awards vest in five equal installments beginning on the grant date, with the remainder vesting on each grant date anniversary through 2015. At June 30, 2013, unrecognized compensation expense related to these Stock Option Awards was $0.3 million, which will be amortized on a straight-line basis through October 2015. Additionally, these Stock Option Awards expire on November 2, 2016.

Compensation expense related to the plans was $0.4 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, compensation expense related to the plans was $0.5 million and $0.3 million, respectively.

12. Regulatory Matters

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A comparison of the Bank’s and Hilltop’s actual capital amounts and ratios to the minimum requirements is as follows (dollars in thousands), without giving effect to the final Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013.

	June 30, 2013
	Required		Actual
	Amount	Ratio	Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$250,957	4%	$610,896	9.74%
Tier 1 capital (to risk-weighted assets)	191,280	4%	610,896	12.77%
Total capital (to risk-weighted assets)	382,560	8%	638,200	13.35%

Hilltop:
Tier 1 capital (to average assets)	$272,625	4%	$930,922	13.66%
Tier 1 capital (to risk-weighted assets)	202,963	4%	930,922	18.35%
Total capital (to risk-weighted assets)	405,925	8%	958,776	18.90%

	December 31, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$245,495	4%	$542,307	8.84%
Tier 1 capital (to risk-weighted assets)	183,308	4%	542,307	11.83%
Total capital (to risk-weighted assets)	366,615	8%	546,598	11.93%

Hilltop:
Tier 1 capital (to average assets)	$266,514	4%	$871,379	13.08%
Tier 1 capital (to risk-weighted assets)	196,670	4%	871,379	17.72%
Total capital (to risk-weighted assets)	393,340	8%	875,670	17.81%

To be considered “adequately capitalized” (as defined) under regulatory requirements, the Bank must maintain minimum Tier 1 capital to total average assets and Tier 1 capital to risk-weighted assets ratios of 4%, and a total capital to risk-weighted assets ratio of 8%. Based on the actual capital amounts and ratios shown in the previous tables, the Bank’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

The minimum required capital amounts and ratios for the “well capitalized” category are summarized as follows (dollars in thousands).

	June 30, 2013
	Required		Actual
	Amount	Ratio	Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$313,696	5%	$610,896	9.74%
Tier 1 capital (to risk-weighted assets)	286,920	6%	610,896	12.77%
Total capital (to risk-weighted assets)	478,200	10%	638,200	13.35%

	December 31, 2012
	Required		Actual
	Amount	Ratio	Amount	Ratio
Bank:
Tier 1 capital (to average assets)	$306,869	5%	$542,307	8.84%
Tier 1 capital (to risk-weighted assets)	274,961	6%	542,307	11.83%
Total capital (to risk-weighted assets)	458,269	10%	546,598	11.93%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Management continues to evaluate the final Basel III capital rules and their impact, which would apply to reporting periods beginning after January 1, 2015.

Financial Advisory

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At June 30, 2013, FSC had: net capital of $70.1 million; the minimum net capital requirement was $3.3 million; net capital maintained by FSC was 42% of aggregate debits; and net capital in excess of the minimum requirement was $66.8 million.

Under certain conditions, FSC may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. FSC was required to segregate $19.0 million in cash and securities at December 31, 2012, which is included in other assets within the consolidated balance sheet.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2013.

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”) and the Government National Mortgage Association (“GNMA”). On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of June 30, 2013, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

Insurance

The statutory financial statements of the Company’s insurance subsidiaries, which are domiciled in the State of Texas, are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas has adopted the National Association of Insurance Commissioners’ (“NAIC”) statutory accounting practices as the basis of its statutory accounting practices with certain differences that are not significant to the company’s statutory equity.

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	June 30,	December 31,
	2013	2012
Capital and surplus:
National Lloyds Insurance Company	$85,023	$94,558
American Summit Insurance Company	24,770	25,761

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Statutory net loss:
National Lloyds Insurance Company	$(13,331)	$(8,885)	$(9,940)	$(7,757)
American Summit Insurance Company	(1,380)	(663)	(1,129)	(570)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2013, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2012, the most recent date for which the RBC calculation was performed, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required. As of June 30, 2013, management was not aware of any changes in financial condition or structure that would cause the Company’s insurance subsidiaries to not be in compliance with the required RBC ratio.

13. Derivative Financial Instruments

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, Hilltop has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments produced net gains of $32.0 million and $34.0 million for the three and six months ended June 30, 2013, respectively, which were recorded as a component of net gains from sale of loans and other mortgage production income. The change in fair value during the three months ended June 30, 2013, is attributable to an increase in market interest rates. The increase in market interest rates also conversely affected the value of PrimeLending’s mortgage loans held for sale, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale is discussed in Note 3 to the consolidated financial statements. The fair values of FSC’s derivative instruments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of FSC’s derivatives produced net gains of $3.8 million and $5.6 million for the three and six months ended June 30, 2013, respectively, which were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	June 30, 2013		December 31, 2012
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,080,918	$4,113	$968,083	$15,150
Commitments to purchase MBSs	314,952	(2,552)	165,128	466
Interest rate swaps	—	—	1,969	25
Commitments to sell MBSs	2,396,006	47,100	1,586,930	(1,025)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

14. Balance Sheet Offsetting

Certain financial instruments, including resale and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements.

The following tables present the assets and liabilities subject to an enforceable master netting arrangement, repurchase agreements, or similar agreements with offsetting rights at June 30, 2013 and December 31, 2012 (in thousands).

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2013
Securities Borrowed:
Institutional Counterparties	$91,365	$—	$91,365	$(91,365)	$—	$—

Forward MBS Sale Derivatives:
Institutional Counterparties	48,688	(1,454)	47,234	—	(2,885)	44,349

Repurchase Agreements:
Governmental Counterparties	3,237	—	3,237	(3,237)	—	—
	$143,290	$(1,454)	$141,836	$(94,602)	$(2,885)	$44,349

December 31, 2012
Securities Borrowed:
Institutional Counterparties	$103,936	$—	$103,936	$(103,936)	$—	$—
	$103,936	$—	$103,936	$(103,936)	$—	$—

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2013
Securities Loaned:
Institutional Counterparties	$128,231	$—	$128,231	$(128,231)	$—	$—

Repurchase Agreements:
Customer Counterparties	113,552	—	113,552	(113,552)	—	—
Institutional Counterparties	7,802	—	7,802	(7,802)	—	—
	$249,585	$—	$249,585	$(249,585)	$—	$—

December 31, 2012
Securities Loaned:
Institutional Counterparties	$115,102	$—	$115,102	$(115,102)	$—	$—

Repurchase Agreements:
Customer Counterparties	85,726	—	85,726	(85,726)	—	—

Forward MBS Sale Derivatives:
Institutional Counterparties	2,000	(975)	1,025	—	(249)	776
	$202,828	$(975)	$201,853	$(200,828)	$(249)	$776

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

15. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2013	2012
Receivables:
Securities borrowed	$91,365	$103,936
Securities failed to deliver	109,334	33,045
Clearing organizations	6,276	8,543
Due from dealers	1,036	40
	$208,011	$145,564

Payables:
Securities loaned	$128,231	$115,102
Correspondents	44,365	41,414
Securities failed to receive	73,651	31,474
Clearing organizations	434	—
	$246,681	$187,990

16. Reserves for Unpaid Losses and Loss Adjustment Expenses

Information regarding the reserve for unpaid losses and losses and loss adjustment expenses (“LAE”) are as follows (in thousands).

	Six Months Ended June 30,
	2013	2012

Balance, beginning of period	$34,012	$44,835
Less reinsurance recoverables	(10,385)	(25,083)
Net balance, beginning of period	23,627	19,752

Incurred related to:
Current period	68,602	59,340
Prior periods	743	2,273
Total incurred	69,345	61,613

Payments related to:
Current period	(44,678)	(38,845)
Prior periods	(11,604)	(11,798)
Total payments	(56,282)	(50,643)

Net balance, end of period	36,690	30,722
Plus reinsurance recoverables	5,768	21,365
Balance, end of period	$42,458	$52,087

The decrease in the reserves at June 30, 2013 as compared to June 30, 2012 of $9.6 million is primarily due to the significant subsequent payment and recovery of those reinsurance recoverables outstanding at June 30, 2012, offset by increased reserves attributable to the increased year-over-year severity of incurred tornado, wind and hail losses.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

17. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2013, reinsurance receivables had a carrying value of $6.3 million. There was no allowance for uncollectible accounts at June 30, 2013, based on our quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$47,950	$41,943	$45,193	$41,602	$89,807	$82,490	$85,934	$80,287
Reinsurance assumed	2,120	1,748	1,666	1,417	3,873	3,378	3,104	2,776
Reinsurance ceded	(5,224)	(5,101)	(5,230)	(6,824)	(9,779)	(9,805)	(9,847)	(11,713)
Net premiums	$44,846	$38,590	$41,629	$36,195	$83,901	$76,063	$79,191	$71,350

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss and LAE incurred	$49,537	$38,374	$70,949	$62,445
Reinsurance recoverables	(1,377)	697	(1,604)	(832)
Net loss and LAE incurred	$48,160	$39,071	$69,345	$61,613

Multi-line excess of loss coverage

For all lines of business, NLC has excess of loss reinsurance covering $700,000 in excess of $300,000 retention on losses on any one risk.

Catastrophic coverage

NLC has catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintains an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $50 million in excess of $50 million loss and $70 million in excess of $100 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At June 30, 2013, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

Effective July 1, 2013, NLC renewed its catastrophic reinsurance contract for its third and fourth layers of reinsurance for a two year period. In the contract renewal, the coverage provided by the fourth layer changed to reflect the reduction of exposure in Texas primarily as a result of NLIC exiting the Texas coast and reducing its exposure in Harris County, Texas. The coverage provides $40 million in excess of $100 million loss, resulting in catastrophic excess of loss reinsurance coverage up to $140 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

18. Segment and Related Information

Hilltop has four reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank. The operations of PrimeLending comprise the mortgage origination segment. The insurance segment is composed of NLC. The financial advisory segment is composed of First Southwest.

Balance sheet amounts for Hilltop and its remaining subsidiaries not discussed in the previous paragraph are included in “All Other and Eliminations.”

As discussed in Note 2 to the consolidated financial statements, the Company acquired PlainsCapital and its subsidiaries on November 30, 2012. Prior to this acquisition, Hilltop operated as a single segment through its insurance subsidiary, NLC, given the integrated monitoring, control and management of its fire and homeowners insurance business lines.

The following presents certain information about reportable segment revenues, operating results, goodwill and assets (in thousands).

		Mortgage		Financial	All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Eliminations	Consolidated
Three Months Ended June 30, 2013
Net interest income (expense)	$68,685	$(11,889)	$860	$3,497	$7,272	$68,425
Provision for loan losses	11,300	—	—	(11)	—	11,289
Noninterest income	11,803	165,257	40,778	28,863	(7,468)	239,233
Noninterest expense	32,524	135,134	62,367	30,571	(196)	260,400
Income (loss) before income taxes	$36,664	$18,234	$(20,729)	$1,800	$—	$35,969

		Mortgage		Financial	All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Eliminations	Consolidated
Six Months Ended June 30, 2013
Net interest income (expense)	$136,431	$(23,942)	$1,853	$6,726	$14,618	$135,686
Provision for loan losses	24,266	—	—	28	—	24,294
Noninterest income	23,886	311,786	80,202	51,640	(15,003)	452,511
Noninterest expense	64,010	258,269	96,935	56,562	(385)	475,391
Income (loss) before income taxes	$72,041	$29,575	$(14,880)	$1,776	$—	$88,512

June 30, 2013
Goodwill	$207,741	$13,071	$23,988	$7,008	$—	$251,808

Total assets	$6,399,072	$1,599,804	$310,074	$600,832	$(1,506,979)	$7,402,803

December 31, 2012
Goodwill	$209,703	$13,071	$23,988	$7,008	$—	$253,770

Total assets	$6,195,775	$1,548,384	$305,699	$592,017	$(1,355,010)	$7,286,865

19. Earnings (Loss) per Common Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method prescribed by the Earnings Per Share Topic of the ASC. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In May 2013, as discussed in Note 11 to the consolidated financial statements, the Company issued Restricted Stock Awards which qualify as participating securities.

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method. Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. For all periods presented, stock

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Options and senior exchangeable notes are the only potentially dilutive non-participating instruments issued by the Company. Next, we determine and include in diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings (loss) per share:
Income (loss) applicable to Hilltop Holdings common stockholders	$20,943	$(10,709)	$53,313	$(10,366)
Less: income applicable to participating shares	(116)	—	(295)	—
Net earnings (loss) available to Hilltop Holdings common stockholders	$20,827	$(10,709)	$53,018	$(10,366)

Weighted average shares outstanding - basic	83,490	56,362	83,489	56,431

Basic earnings (loss) per common share	$0.25	$(0.19)	$0.64	$(0.18)

Diluted earnings (loss) per share:
Income (loss) applicable to Hilltop Holdings common stockholders	$20,943	$(10,709)	$53,313	$(10,366)
Add: interest expense on senior exchangeable notes (net of tax)	1,053	—	2,105	—
Net earnings (loss) available to Hilltop Holdings common stockholders	$21,996	$(10,709)	$55,418	$(10,366)

Weighted average shares outstanding - basic	83,490	56,362	83,489	56,431
Effect of potentially dilutive securities	6,804	—	6,636	—
Weighted average shares outstanding - diluted	90,294	56,362	90,125	56,431

Diluted earnings (loss) per common share	$0.24	$(0.19)	$0.61	$(0.18)

For each of the three and six months ended June 30, 2012, the computation of diluted loss per common share did not include 6,208,000 equivalent shares of senior exchangeable notes as the equivalent exchange rate per share was in excess of the average stock prices for the noted periods. Additionally, options to purchase 600,000 shares of the Company’s common stock were not included in the computation of diluted loss per common share for each of the three and six months ended June 30, 2012, as their inclusion would have been anti-dilutive.

20. Recently Issued Accounting Standards

Comprehensive Income (Loss)

In February 2013, the FASB issued an amendment to the Comprehensive Income Topic to improve the reporting of reclassifications out of comprehensive income (loss). The amendments require entities to present, either parenthetically on the face of the financial statements or in a single footnote, the effect of significant reclassifications out of each component of accumulated other comprehensive income (loss) by the respective line items of net income (loss) affected by the reclassification. The amendment became effective for Hilltop on January 1, 2013, and its adoption did not have any effect on the Company’s consolidated financial statements as the Company had no such reclassifications during the periods presented.

Offsetting Asset and Liabilities

In December 2011, the FASB amended the Balance Sheet Topic of the ASC to require enhanced disclosures about the nature and effect or potential effect of an entity’s rights of setoff associated with its financial and derivative instruments. In January 2013, the FASB issued an update to the amendments, which narrowed the scope of the financial instruments for which the enhanced disclosures are applicable. The amendments became effective for Hilltop on January 1, 2013, and its adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows. See Note 14 to the consolidated financial statements for the disclosures required by this Topic.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q and the financial information set forth in the tables herein.

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”), to the “Company,” “Hilltop,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company (a wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole and references to “NLC” refer to National Lloyds Corporation, formerly known as NLASCO, Inc., (a wholly owned subsidiary of Hilltop Holdings Inc.) and its subsidiaries as a whole. In addition, unless the context otherwise requires, references to “stockholders” are to the holders of our voting securities, which consist of our Common Stock, par value $0.01 per share.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “probable,” “projects,” “seeks,” “should” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our revenue, our liquidity and sources of funding, market trends, operations and business, expectations concerning mortgage loan origination volume, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of loans are forward-looking statements.

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

•                  competition in our banking, mortgage origination, financial advisory and insurance segments from other banks and financial institutions as well as insurance companies, mortgage bankers, investment banking and financial advisory firms, asset-based non-bank lenders and government agencies; and

•                  our ability to use excess cash in an effective manner, including the execution of successful acquisitions.

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

Prior to the consummation of the Merger, our primary operations were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through our wholly owned property and casualty insurance holding company, NLC. NLC operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

Following the Merger on November 30, 2012, our primary line of business is to provide business and consumer banking services from offices located throughout central, north and west Texas through the Bank. The Bank’s subsidiaries have specialized areas of expertise that allow us to provide an array of financial products and services such as mortgage origination and financial advisory services.

OVERVIEW

As a result of the Merger, the operating results of Hilltop beginning December 1, 2012 include the banking, mortgage origination and financial advisory operations acquired in the Merger. Accordingly, our operating results and financial condition for the three and six months ended June 30, 2013 are not comparable to prior periods. Additionally, the presentation of Hilltop’s historical consolidated financial statements has been modified and certain items have been reclassified to conform to current period presentation, which is more consistent with that of a financial institution that provides an array of financial products and services.

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $135.7 million in net interest income during the six months ended June 30, 2013, compared with net interest income of $2.5 million during the six months ended June 30, 2012. The significant increase in net interest income during 2013 was primarily due to $134.0 million in net interest income during the six months ended June 30, 2013 generated by those segments acquired as part of the Merger.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)                                     Income from mortgage operations. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2013, we generated $311.7 million in net gains from the sale of loans, other mortgage production income, and mortgage loan origination fees.

(ii)                                  Net insurance premiums earned.  Through our wholly owned insurance subsidiary, NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $76.1 million in net insurance premiums earned during the six months ended June 30, 2013, compared with $71.4 million during the same period in the prior year.

(iii)                               Investment advisory fees and commissions and securities brokerage fees and commissions.  Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $48.0 million in investment advisory fees and commissions and securities brokerage fees and commissions during the six months ended June 30, 2013.

In the aggregate, we generated $452.5 million in noninterest income during the six months ended June 30, 2013, compared with $74.9 million during the same period in the prior year. The significant increase in noninterest income during 2013 was primarily due to the inclusion of the mortgage origination and financial advisory operations that we acquired as a part of the Merger.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Segment Information

As a result of the Merger, we have two primary operating business units, PlainsCapital (financial services and products) and NLC (insurance). Within the PlainsCapital unit are three primary wholly owned subsidiaries: the Bank, PrimeLending and First Southwest. Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments that are organized primarily by the core products offered to the segments’ respective customers: banking, mortgage origination, insurance and financial advisory. We anticipate that future revenues will be driven primarily from the banking and mortgage origination segments, with the remainder being generated by our insurance and financial advisory segments. Based on historical results of PlainsCapital Corporation, the relative share of total revenue provided by our banking and mortgage origination segments fluctuates depending on market conditions, and operating results for the mortgage origination segment tend to be more volatile than operating results for the banking segment.

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

The mortgage origination segment includes the operations of PrimeLending, which offers a variety of loan products from offices in 41 states and generates revenue predominantly from fees charged on the origination of loans and from selling these loans in the secondary market.

The insurance segment includes the operations of NLC, which operates through its wholly owned subsidiaries, NLIC and ASIC. Insurance segment income is primarily generated from revenue earned on net insurance premiums less loss and loss adjustment expenses (“LAE”) and policy acquisition and other underwriting expenses in Texas and other areas of the southern United States.

The financial advisory segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services at First Southwest. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the SEC and Financial Industry Regulatory Authority, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940. FSC holds trading securities to support sales, underwriting and other customer activities. These securities are marked to market through other noninterest income. FSC uses derivatives to support mortgage origination programs of certain non-profit housing organization clients. FSC hedges its related exposure to interest rate risk from these programs with U.S. Agency to-be-announced, or TBA, mortgage-backed securities. These derivatives are marked to market through other noninterest income.

Additional information concerning our reportable segments is presented in Note 18, Segment and Related Information, in the notes to our consolidated financial statements. The following tables present certain information about our reportable segments operating results (in thousands).

		Mortgage		Financial	All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Eliminations	Consolidated
Three Months Ended June 30, 2013
Net interest income (expense)	$68,685	$(11,889)	$860	$3,497	$7,272	$68,425
Provision for loan losses	11,300	—	—	(11)	—	11,289
Noninterest income	11,803	165,257	40,778	28,863	(7,468)	239,233
Noninterest expense	32,524	135,134	62,367	30,571	(196)	260,400
Income before income taxes	$36,664	$18,234	$(20,729)	$1,800	$—	$35,969

		Mortgage		Financial	All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Eliminations	Consolidated
Six Months Ended June 30, 2013
Net interest income (expense)	$136,431	$(23,942)	$1,853	$6,726	$14,618	$135,686
Provision for loan losses	24,266	—	—	28	—	24,294
Noninterest income	23,886	311,786	80,202	51,640	(15,003)	452,511
Noninterest expense	64,010	258,269	96,935	56,562	(385)	475,391
Income before income taxes	$72,041	$29,575	$(14,880)	$1,776	$—	$88,512

Our reportable segments also serve as reporting units for the purpose of testing our goodwill for impairment. We do not believe that our reporting units are currently at risk of failing the Step One impairment test prescribed in the Goodwill Subtopic of the FASB ASC.

Operating Results

The net income applicable to common stockholders for the three months ended June 30, 2013 was $20.9 million, or $0.24 per diluted share, compared to net loss applicable to common stockholders of $10.7 million, or $0.19 per diluted share, for the three months ended June 30, 2012. The net income applicable to common stockholders for the six months ended June 30, 2013 was $53.3 million, or $0.61 per diluted share, compared to net loss applicable to common stockholders of $10.4 million, or $0.18 per diluted share, for the six months ended June 30, 2012.

As a result of the Merger on November 30, 2012, the net income of PlainsCapital is included in the operating results of Hilltop for the three and six months ended June 30, 2013. Certain items included in net income for 2013 resulted from purchase accounting associated with the Merger. During the three months ended June 30, 2013, the pre-tax effects of these items include net accretion on acquired earning assets and liabilities of $15.9 million, offset by amortization of identifiable intangibles of $2.5 million. PlainsCapital also recorded provisions for loan losses related to acquired performing loans of approximately $4.0 million for the three months ended June 30, 2013. The aggregate after tax impact of these items was to increase net income by $5.8 million for the three months ended June 30, 2013. During the six months ended June 30, 2013, the pre-tax effects of these items include net accretion on acquired earning assets and liabilities of $31.9 million, offset by amortization of identifiable intangibles of $4.9 million. PlainsCapital also recorded provisions for loan losses related to acquired performing loans of approximately $12.3 million for the six months ended June 30, 2013. The aggregate after tax impact of these items was to increase net income by $9.0 million for the six months ended June 30, 2013.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Performance Ratios (1):
Return on average stockholders’ equity	7.29%	9.46%
Return on average assets	1.24%	1.58%
Net interest margin (taxable equivalent) (2)	4.33%	4.34%

(1) Noted measures are typically used for measuring the performance of banking and financial institutions. Our operations prior to the acquisition of PlainsCapital are limited to our insurance operations. Therefore, noted measures for periods prior to 2013 are not useful measures and have been excluded.

(2) Annualized taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended June 30, 2013, the consolidated taxable equivalent net interest margin of 4.33% was impacted by accretion of discount on loans of $16.7 million, amortization of premium on acquired securities of $1.4 million and amortization of premium on acquired time deposits of $0.6 million. The consolidated taxable equivalent net interest margin for the six months ended June 30, 2013 of 4.34% was impacted by accretion of discount on loans of $33.6 million, amortization of premium on acquired securities of $3.4 million and amortization of premium on acquired time deposits of $1.7 million. As a result of these items, the consolidated taxable equivalent net interest margin increased by 96 basis points and 97 basis points during the three and six months ended June 30, 2013, respectively.

The table below provides additional details regarding our consolidated net interest income for the three and six months ended June 30, 2013 (dollars in thousands).

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,352,489	$65,213	5.95%	$4,280,580	$130,099	6.06%
Investment securities - taxable	996,624	6,480	2.63%	948,789	12,392	2.65%
Investment securities - non-taxable (2)	201,383	1,772	3.52%	209,816	3,794	3.62%
Federal funds sold and securities purchased under agreements to resell	34,594	35	0.40%	22,462	56	0.50%
Interest-bearing deposits in other financial institutions	574,364	242	0.17%	658,883	575	0.18%
Other	164,754	3,009	6.75%	159,685	5,114	5.96%
Interest-earning assets, gross	6,324,208	76,751	4.82%	6,280,215	152,030	4.83%
Allowance for loan losses	(20,588)			(13,720)
Interest-earning assets, net	6,303,620			6,266,495
Noninterest-earning assets	843,365			864,009
Total assets	$7,146,985			$7,130,504

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,409,496	$3,406	0.31%	$4,490,595	$6,856	0.31%
Notes payable and other borrowings	900,981	4,337	1.66%	812,888	8,230	1.74%
Total interest-bearing liabilities	5,310,477	7,743	0.57%	5,303,483	15,086	0.56%
Noninterest-bearing liabilities
Noninterest-bearing deposits	148,100			161,645
Other liabilities	503,841			493,508
Total liabilities	5,962,418			5,958,636
Stockholders’ equity	1,183,830			1,171,131
Noncontrolling interest	737			737
Total liabilities and stockholders’ equity	$7,146,985			$7,130,504

Net interest income (2)		$69,008			$136,944
Net interest spread (2)			4.25%			4.27%
Net interest margin (2)			4.33%			4.34%

(1) Average loans include non-accrual loans.

(2) Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.6 million and $1.3 million for the three and six months ended June 30, 2013, respectively.

On a consolidated basis, net interest income increased $67.2 million and $133.2 million for the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. These increases were primarily due to the inclusion of the results of operations of the banking segment, which was acquired in the Merger on November 30, 2012. Net interest income during the three and six months ended June 30, 2012 was limited to interest income on securities and interest expense on notes payable of the insurance segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, primarily in the banking segment, was $11.3 million for the three months ended June 30, 2013 and $24.3 million for the six months ended June 30, 2013. During the three and six months ended June 30, 2013, the provision for loan losses was comprised of charges relating to newly originated loans and acquired performing loans of approximately $11.0 million and $23.6 million, respectively, and purchased credit impaired (“PCI”) loans of approximately $0.3 million and $0.7 million, respectively.

Consolidated noninterest income increased $201.2 million and $377.6 million during the three and six months ended June 30, 2013, respectively, compared with the same periods in 2012. The increases in 2013 were primarily due to the inclusion of $194.1 million and $363.4 million during the three and six months ended June 30, 2013, respectively, of noninterest income generated from the operations of the mortgage origination and financial advisory segments, which were acquired in the Merger. Consolidated noninterest income during the three and six months ended June 30, 2013 also included increases in net insurance premiums earned of $2.4 million and $4.7 million, respectively, compared with the same periods in 2012.

Our consolidated noninterest expense during the three and six months ended June 30, 2013 increased $205.2 million and $382.6 million, respectively, compared with the same periods in 2012. The increases primarily resulted from the inclusion of $196.6 million and $375.1 million during the three and six months ended June 30, 2013, respectively, in employees’ compensation and benefits, occupancy and equipment and other expenses specifically attributable to those segments acquired as a part of the Merger. The balance of increases in our consolidated noninterest expenses during the three and six months ended June 30, 2013 were primarily related to loss and LAE and policy acquisition and other underwriting expenses specific to our insurance segment.

Consolidated income tax expense for the three and six months ended June 30, 2013 was $13.3 million and $32.5 million, respectively, reflecting effective rates of 37.0% and 36.7%, respectively. During the three and six months ended June 30, 2012, we recorded an income tax benefit, due to losses from operations, of $5.2 million and $5.0 million, respectively, reflecting an effective rate of 32.9% and 32.7%, respectively. The increase in income tax expense during 2013 was due to the operating income generated by PlainsCapital.

Segment Results

Banking Segment

Income before income taxes for the three and six months ended June 30, 2013 was $36.7 million and $72.0 million, respectively, and was primarily driven by net interest income of $68.7 million and $136.4 million, respectively, partially offset by noninterest expenses of $32.5 million and $64.0 million, respectively, during the three and six months ended June 30, 2013.

At June 30, 2013, the Bank exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 13.35%, Tier 1 capital to risk weighted assets ratio of 12.77% and a Tier 1 capital to average assets, or leverage, ratio of 9.74%. At June 30, 2013, the Bank was also considered to be “well-capitalized” under regulatory requirements.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Performance Ratios (1):
Efficiency ratio (2)	40.41%	39.93%
Return on average assets	1.62%	1.60%
Net interest margin (taxable equivalent) (3)	5.20%	5.21%

(1) The banking segment was acquired in December 2012. Therefore, noted measures for periods prior to 2013 are not useful measures and have been excluded.

(2) Noninterest expenses divided by the sum of total noninterest income and net interest income for the period.

(3) Annualized taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended June 30, 2013, the taxable equivalent net interest margin of 5.20% was impacted by accretion of discount on loans of $16.7 million, amortization of premium on acquired securities of $1.4 million and amortization of premium on acquired time deposits of $0.6 million. The taxable equivalent net interest margin for the six months ended June 30, 2013 of 5.21% was impacted by accretion of discount on loans of $33.6 million, amortization of premium on acquired securities of $3.4 million and amortization of premium on acquired time deposits of $1.7 million. As a result of these items, the taxable equivalent net interest margin increased by 114 basis points and 115 basis points during the three and six months ended June 30, 2013, respectively.

The table below provides additional details regarding our banking segment’s net interest income for the three and six months ended June 30, 2013 (dollars in thousands).

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$2,949,314	$53,435	7.18%	$2,924,774	$107,244	7.30%
Subsidiary warehouse lines of credit	1,002,847	14,328	5.65%	992,244	28,215	5.66%
Investment securities - taxable	797,472	3,461	1.74%	742,512	6,178	1.66%
Investment securities - non-taxable (2)	158,075	1,383	3.50%	162,290	2,812	3.47%
Federal funds sold and securities purchased under agreements to resell	31,348	22	0.28%	20,020	28	0.28%
Interest-bearing deposits in other financial institutions	315,783	211	0.27%	398,627	524	0.26%
Other	42,304	385	3.64%	31,269	550	3.52%
Interest-earning assets, gross	5,297,143	73,225	5.48%	5,271,736	145,551	5.50%
Allowance for loan losses	(20,421)			(13,568)
Interest-earning assets, net	5,276,722			5,258,168
Noninterest-earning assets	789,391			802,658
Total assets	$6,066,113			$6,060,826

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,384,907	$3,384	0.31%	$4,447,984	$6,816	0.31%
Notes payable and other borrowings	537,821	376	0.28%	452,542	729	0.32%
Total interest-bearing liabilities (3)	4,922,728	3,760	0.31%	4,900,526	7,545	0.31%
Noninterest-bearing liabilities
Noninterest-bearing deposits	233,167			240,680
Other liabilities	34,929			58,639
Total liabilities	5,190,824			5,199,845
Stockholders’ equity	875,289			860,981
Total liabilities and stockholders’ equity	$6,066,113			$6,060,826

Net interest income (2)		$69,465			$138,006
Net interest spread (2)			5.17%			5.19%
Net interest margin (2)			5.20%			5.21%

(1) Average loans include non-accrual loans.

(2) Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.5 million and $1.0 million for the three and six months ended June 30, 2013, respectively.

(3) Excludes the allocation of interest income of $0.6 million and $1.2 million and interest expense on Hilltop debt of $0.9 million and $1.8 million for the three and six months ended June 30, 2013, respectively.

The banking segment’s net interest margin shown above exceeds our consolidated net interest margin. Our consolidated net interest margin includes the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the financial advisory segment, as well as the borrowing costs of the holding companies, both of which reduce our consolidated net interest margin. In addition, the banking segment’s interest earning assets include lines of credit extended to subsidiaries, the yields on which increase the banking segment’s net interest margin. Such yields and costs are eliminated from the consolidated financial statements.

The banking segment’s noninterest expenses were $32.5 million and $64.0 million during the three and six months ended June 30, 2013, respectively, and were primarily comprised of employees’ compensation and benefits, and occupancy expenses.

Mortgage Origination Segment

Income before income taxes for the three and six months ended June 30, 2013 was $18.2 million and $29.6 million, respectively. Income before income taxes was primarily driven by noninterest income of $165.3 million and $311.8 million, respectively, partially offset by noninterest expense of $135.1 million and $258.3 million, respectively, during the three and six months ended June 30, 2013. Additionally, net interest expense of $11.9 million and $23.9 million during the three and six months ended June 30, 2013, respectively, resulted from interest expense on a warehouse line of credit held at the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

PrimeLending originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations (dollars in thousands).

	Three Months Ended	% of	Six Months Ended	% of
	June 30, 2013	Total	June 30, 2013	Total
Mortgage Loan Originations - units	16,508		30,954

Mortgage Loan Originations - volume	$3,549,670		$6,595,933

Mortgage Loan Originations:
Conventional	$2,251,378	63.42%	$4,176,149	63.31%
Government	1,022,069	28.79%	1,945,788	29.50%
Jumbo	267,063	7.52%	452,451	6.86%
Other	9,160	0.26%	21,545	0.33%
	$3,549,670	100.00%	$6,595,933	100.00%

Home purchases	$2,377,871	66.99%	$3,987,732	60.46%
Refinancings	1,171,799	33.01%	2,608,201	39.54%
	$3,549,670	100.00%	$6,595,933	100.00%

Texas	$788,996	22.23%	$1,446,257	21.93%
California	673,388	18.97%	1,225,206	18.58%
North Carolina	181,365	5.11%	356,206	5.40%
Virginia	149,027	4.20%	281,514	4.27%
Maryland	118,400	3.34%	233,816	3.54%
Arizona	123,473	3.48%	230,734	3.50%
Florida	116,419	3.28%	226,592	3.44%
All other states	1,398,602	39.40%	2,595,608	39.35%
	$3,549,670	100.00%	$6,595,933	100.00%

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, we have typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in rates tends to result in increased refinancings. Due to recent increases in mortgage interest rates, the most significant occurring during the latter part of June 2013, mortgage loan origination volume for the remainder of 2013 may vary from origination trends historically experienced by the mortgage origination segment.

The mortgage origination segment’s home purchases volume increased from $1.6 billion during the three months ended March 31, 2013 to $2.4 billion during the three months ended June 30, 2013. This increase was partially offset by a decrease in refinancing volume from $1.4 billion to $1.2 billion during the same periods. While PrimeLending’s loan origination dollar volume increased approximately 17% during the second quarter of 2013 compared to the prior quarter, income before income taxes increased approximately 61%. Income before income taxes increased at this greater rate primarily because segment operating costs included in noninterest expenses, including wages, salaries, occupancy, and administrative expenses, only increased approximately 1% between the two periods.

Noninterest income of $165.3 million and $311.8 million for the three and six months ended June 30, 2013, respectively, was comprised of net gains on the sale of loans and other mortgage production income, and mortgage origination fees. Noninterest income for the three months ended June 30, 2013 included $6.9 million of net gain resulting from changes in the fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale, and the related activity associated with forward commitments used by PrimeLending to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. Recent increases in mortgage interest rates, the most significant occurring during the latter part of June 2013, were primarily responsible for the gain and corresponding losses resulting from changes in the fair values of IRLCs and mortgage loans held for sale.

Noninterest expenses were $135.1 million and $258.3 million for the three and six months ended June 30, 2013, respectively.  Employees’ compensation and benefits accounted for the majority of the costs incurred. Compensation that varies with the volume of mortgage loan originations and overall segment profitability comprised approximately 64% and 61% of the total employees’ compensation and benefits expenses during the three and six months ended June 30, 2013, respectively. Unreimbursed closing costs during the three and six months ended June 30, 2013 were $9.8 million and $20.3 million, respectively. PrimeLending records unreimbursed closing costs when it pays a customer’s closing costs in return for the customer choosing to accept a higher interest rate on the customer’s mortgage loan.

Insurance Segment

The losses before income taxes were $20.7 million and $14.9 million during the three and six months ended June 30, 2013, respectively, compared with losses before income taxes of $16.0 million and $15.4 million, respectively, during the same periods in 2012. The significant loss during the three months ended June 30, 2013 was primarily driven by the severity of three tornado, wind and hail storms. In the month of May 2013, we experienced $20.9 million in losses as a result of these tornado, wind and hail events in Texas and Oklahoma, including a class EF3 tornado in Granbury, Texas and a class EF5 tornado in Moore, Oklahoma. This activity contributed to combined ratios of 158.2% and 124.0% for the three and six months ended June 30, 2013, respectively, compared with 141.8% and 121.1% for the three and six months ended June 30, 2012, respectively. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of the loss and LAE ratio and the underwriting expense ratio, which are discussed in more detail below.

Noninterest income of $40.8 million during the three months ended June 30, 2013 included net insurance premiums earned of $38.6 million, compared to $36.2 million for the same period in 2012, while noninterest income of $80.2 million during the six months ended June 30, 2013 included net insurance premiums earned of $76.1 million, compared to $71.4 million for the same period in 2012. The increase in earned premiums during both periods is primarily attributable to volume and, to a lesser extent, rate increases in homeowners and mobile home products.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2013	2012	2013 vs 2012	2013	2012	2013 vs 2012
Direct Insurance Premiums Written:
Homeowners	$21,980	$20,318	$1,662	$40,524	$37,990	$2,534
Fire	14,959	14,316	643	28,011	27,096	915
Mobile Home	9,646	8,108	1,538	18,729	16,218	2,511
Commercial	1,264	2,337	(1,073)	2,398	4,459	(2,061)
Other	101	114	(13)	145	171	(26)
	$47,950	$45,193	$2,757	$89,807	$85,934	$3,873

Total direct insurance premiums written increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 by $3.8 million and $6.0 million, respectively, for our three largest insurance product lines due to growth in our core insurance products.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2013	2012	2013 vs 2012	2013	2012	2013 vs 2012
Net Insurance Premiums Earned:
Homeowners	$17,721	$16,294	$1,427	$34,322	$31,543	$2,779
Fire	12,039	11,470	569	23,724	22,498	1,226
Mobile Home	7,730	6,467	1,263	15,862	13,465	2,397
Commercial	1,015	1,871	(856)	2,031	3,702	(1,671)
Other	85	93	(8)	124	142	(18)
	$38,590	$36,195	$2,395	$76,063	$71,350	$4,713

Net insurance premiums earned for the three months ended June 30, 2013 increased as compared to the same period in 2012, primarily due to the increase in net insurance premiums written of $3.2 million offset by an increase in unearned insurance premiums of $0.8 million during the three months ended June 30, 2013 compared to the same period in 2012. Net insurance premiums earned for the six months ended June 30, 2013 increased as compared to the same period in 2012, primarily due to the increase in net insurance premiums written of $4.7 million.

Noninterest expenses of $62.4 million and $96.9 million during the three and six months ended June 30, 2013, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE for the three months ended June 30, 2013 was $48.2 million, as compared to $39.1 million for the same period in 2012. As a result, the loss and LAE ratio for the three months ended June 30, 2013 and 2012 was 124.8% and 107.9%, respectively. Loss and LAE for the six months ended June 30, 2013 was $69.3 million, as compared to $61.6 million for the same period in 2012. As a result, the loss and LAE ratio for the six months ended June 30, 2013 and 2012 was 91.2% and 86.4%, respectively. These increases were primarily a result of increased severity of tornado, wind and hail storms experienced in May 2013 when compared to prior year weather events.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

Policy acquisition and other underwriting expenses were as follows (dollars in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2013	2012	2013 vs 2012	2013	2012	2013 vs 2012
Amortization of deferred policy acquisition costs	$10,273	$9,917	$356	$19,887	$19,146	$741
Other underwriting expenses	3,273	2,876	397	6,304	6,562	(258)
Total policy acquisition and other underwriting expenses	13,546	12,793	753	26,191	25,708	483
Agency expenses	(658)	(517)	(141)	(1,226)	(964)	(262)
Total policy acquisition and other underwriting expenses
less agency expenses	$12,888	$12,276	$612	$24,965	$24,744	$221
Net insurance premiums earned	$38,590	$36,195	$2,395	$76,063	$71,350	$4,713
Expense ratio	33.4%	33.9%	-0.5%	32.8%	34.7%	-1.9%

Financial Advisory Segment

Income before income taxes for each of the three and six months ended June 30, 2013 was $1.8 million.

The majority of noninterest income for the three and six months ended June 30, 2013 of $28.9 million and $51.6 million, respectively, was generated from fees and commissions earned from investment advisory and securities brokerage activities of $26.0 million and $48.0 million, respectively. Additionally, changes in the fair values of derivatives during the three and six months ended June 30, 2013 produced net gains of $3.8 million and $5.6 million, respectively, slightly offset by net losses incurred in the trading portfolio of $0.9 million and $1.9 million during the three and six months ended June 30, 2013, respectively.

Noninterest expenses were $30.6 million and $56.6 million for the three and six months ended June 30, 2013, respectively.  Employees’ compensation and benefits and occupancy and equipment accounted for the majority of the costs incurred.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2013 as compared to December 31, 2012.

Securities Portfolio

At June 30, 2013, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities, a note receivable and a warrant. We have the ability to categorize investments as trading, available for sale, and held to maturity.

The securities portfolio consists of two major components: trading securities and securities available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value, marked to market through operations and held at the Bank and First Southwest. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income.

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2013	2012
Trading securities, at fair value	$32,857	$90,113

Securities available for sale, at fair value
U.S. Treasury securities	8,814	7,185
U.S. government agencies:
Bonds	595,763	526,237
Residential mortgage-backed securities	16,087	18,893
Collateralized mortgage obligations	144,880	97,924
Corporate debt securities	75,959	87,177
States and political subdivisions	154,768	175,759
Commercial mortgage-backed securities	943	1,073
Equity securities	20,798	20,428
Note receivable	43,411	44,160
Warrant	12,099	12,117
Total securities portfolio	$1,106,379	$1,081,066

We had net unrealized losses of $29.8 million and net unrealized gains of $12.5 million related to the available for sale investment portfolio at June 30, 2013 and December 31, 2012, respectively. The significant increase in the net unrealized loss position of our available for sale investment portfolio during 2013 was due to effects of an increase in market interest rates during May and June that resulted in a decrease in the fair value of our debt securities.

Holding Company

Available for sale securities at June 30, 2013 include the holding company’s note receivable and warrant with SWS Group, Inc. of $55.5 million and equity securities of $8.0 million representing those shares of SWS common stock held by the holding company.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2013, the banking segment’s securities portfolio of $908.9 million was comprised of trading securities of $21.7 million and available for sale securities of $887.2 million.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At June 30, 2013, the insurance segment’s securities portfolio was comprised of $131.5 million in available for sale securities.

Financial Advisory Segment

Our financial advisory segment holds securities to support sales, underwriting and other customer activities. Because FSC is a broker-dealer, it is required to carry its securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, FSC classifies its securities portfolio of $11.2 million as trading.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below and classified by type (in thousands).

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
June 30, 2013
Commercial and industrial	$1,623,975	$56,738	$1,680,713
Real estate	1,179,711	54,314	1,234,025
Construction and land development	284,143	27,190	311,333
Consumer	26,864	66	26,930
Loans, gross	3,114,693	138,308	3,253,001
Allowance for loan losses	(25,578)	(659)	(26,237)
Loans, net of allowance	$3,089,115	$137,649	$3,226,764

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
December 31, 2012
Commercial and industrial	$1,588,907	$71,386	$1,660,293
Real estate	1,122,667	62,247	1,184,914
Construction and land development	247,413	33,070	280,483
Consumer	26,629	77	26,706
Loans, gross	2,985,616	166,780	3,152,396
Allowance for loan losses	(3,409)	—	(3,409)
Loans, net of allowance	$2,982,207	$166,780	$3,148,987

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s total loans, net of the allowance for loan losses, were $4.3 billion and $4.1 billion at June 30, 2013 and December 31, 2012, respectively. The banking segment’s loan portfolio includes a $1.6 billion warehouse line of credit extended to PrimeLending, of which $1.3 billion was drawn at both June 30, 2013 and December 31, 2012, and is eliminated from net loans on our consolidated balance sheets.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At June 30, 2013, the banking segment’s only loan concentration (loans to borrowers engaged in similar activities) that exceeded 10% of its total loans was non-construction commercial real estate loans within our real estate portfolio. At June 30, 2013, non-construction commercial real estate loans were 22.31% of the banking segment’s total loans. The banking segment’s loan concentrations were within regulatory requirements at June 30, 2013.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $1.4 billion at June 30, 2013 and December 31, 2012, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are as follows (in thousands).

	June 30,	December 31,
	2013	2012
Loans held for sale:
Unpaid principal balance	$1,413,026	$1,359,829
Fair value adjustment	(733)	40,908
	$1,412,293	$1,400,737

Pipeline loans:
Unpaid principal balance	$936,331	$968,083
Fair value adjustment	6,790	15,150
	$943,121	$983,233

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents.  These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as FSC’s internal policies. The financial advisory segment’s total loans, net of the allowance for loan losses, were $290.6 million and $277.0 million at June 30, 2013 and December 31, 2012, respectively. This increase was primarily attributable to increased borrowings in margin accounts held by FSC customers and correspondents.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans held for investment. Our management has responsibility for determining the level of the allowance for loan losses, subject to review by the Audit Committee of our Board of Directors and the Loan Review Committee of the Bank’s Board of Directors.

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

We design our loan review program to identify and monitor problem loans by maintaining a credit grading process, requiring that timely and appropriate changes are made to reviewed loans and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impairment when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review on an individual basis all loan relationships over $0.5 million that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At June 30, 2013, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing portfolio at June 30, 2013, additional provisions for losses on existing loans may be necessary in the future. We recorded net charge-offs in the amount of $1.7 million and $1.5 million for the three and six months ended June 30, 2013, respectively. Our allowance for loan losses totaled $26.2 million and $3.4 million at June 30, 2013 and December 31, 2012, respectively. The ratio of the allowance for loan losses to total loans held for investment at June 30, 2013 and December 31, 2012 was 0.81% and 0.11%, respectively.

In connection with the Merger, Hilltop acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses.

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $11.3 million and $24.3 million for the three and six months ended June 30, 2013, respectively.

The following table presents the activity in our allowance for loan losses for the three and six months ended June 30, 2013 (in thousands). Substantially all of the activity shown below occurred within the banking segment, which was acquired as a part of the Merger.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Balance, beginning of period	$16,637	$3,409
Provisions charged to operating expenses	11,289	24,294
Recoveries of loans previously charged off:
Commercial and industrial	1,921	2,415
Real estate	62	201
Construction and land development	44	151
Consumer	20	28
Total recoveries	2,047	2,795
Loans charged off:
Commercial and industrial	3,656	4,094
Real estate	65	96
Construction and land development	—	—
Consumer	15	71
Total charge-offs	3,736	4,261
Net charge-offs	(1,689)	(1,466)
Balance, end of period	$26,237	$26,237

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, are presented in the table below (dollars in thousands).

	June 30, 2013		December 31, 2012
		% of		% of
		Gross		Gross
	Reserve	Loans	Reserve	Loans
Commercial and industrial	$13,806	51.66%	$1,845	52.67%
Real estate (including construction and land development)	12,389	47.51%	1,559	46.48%
Consumer	42	0.83%	5	0.85%
Total	$26,237	100.00%	$3,409	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. At June 30, 2013, we had two credit relationships totaling $0.5 million of potential problem loans, which are assigned a grade of special mention within our risk grading matrix. At December 31, 2012, we had four credit relationships totaling $2.7 million of potential problem loans.

Non-Performing Assets

The following table presents our components of non-performing assets (dollars in thousands).

	June 30,	December 31,
	2013	2012
Loans accounted for on a non-accrual basis:
Commercial and industrial	$16,743	$—
Real estate	5,179	1,756
Construction and land development	1,612	—
Consumer	—	—
	$23,534	$1,756

Non-performing loans as a percentage of total loans	0.50%	0.04%

Other real estate owned	$8,073	$11,098

Other repossessed assets	$332	$557

Non-performing assets	$31,939	$13,411

Non-performing assets as a percentage of total assets	0.43%	0.18%

Loans past due 90 days or more and still accruing	$27	$2,000

Troubled debt restructurings included in accruing loans	$1,928	$—

At June 30, 2013, total non-performing assets increased $18.5 million to $31.9 million, compared with $13.4 million at December 31, 2012, primarily due to an increase in non-accrual PCI loans of $20.3 million. Non-performing loans totaled $23.5 million at June 30, 2013 and $1.8 million at December 31, 2012. At June 30, 2013, non-accrual loans included seven commercial and industrial relationships with loans totaling $15.6 million secured by accounts receivable and inventory and a total of $1.1 million in lease financing receivables. Non-accrual loans at June 30, 2013 also included $5.2 million characterized as real estate loans, including two commercial real estate loan relationships totaling $3.3 million and loans secured by residential real estate totaling $1.9 million, as well as construction and land development loans of $1.6 million, substantially all of which were classified as loans held for sale. At December 31, 2012, non-accrual loans of $1.8 million included real estate loans secured by residential real estate and classified as loans held for sale.  Other real estate owned decreased $3.0 million to $8.1 million at June 30, 2013, compared with $11.1 million at December 31, 2012. The decrease was primarily due to the disposal of two properties totaling $2.5 million. At June 30, 2013, other real estate owned included commercial properties of $7.5 million, commercial real estate property consisting of parcels of unimproved land of $0.5 million and residential lots under development of $0.1 million.

At June 30, 2013, troubled debt restructurings (“TDRs”) totaled $11.8 million, all of which relate to modifications of PCI loans. These TDRs were comprised of $1.9 million of PCI loans that are considered to be performing due to the application of the accretion method and non-performing PCI loans of $9.9 million for which discount accretion has been suspended because the extent and timing of cash flows from these PCI loans can no longer be reasonably estimated.

Reserve for Unpaid Losses and Loss Adjustment Expenses

At June 30, 2013 and December 31, 2012, our reserves for unpaid losses and LAE were $42.5 million and $34.0 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance.

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

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	June 30, 2013		December 31, 2012
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,003,804	0.37%	$728,250	0.33%
Notes payable	139,938	6.62%	141,539	5.89%
Junior subordinated debentures	67,012	3.67%	67,012	3.53%
	$1,210,754	1.75%	$936,801	1.40%

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $275.6 million increase in short-term borrowings at June 30, 2013 compared with December 31, 2012 was due to the $425.0 million increase in borrowings at the FHLB, which was the result of higher funding requirements due to a decrease in deposits and an increase in loans. This increase was partially offset by decreases in each of the other short-term borrowing components totaling $149.4 million. Notes payable is comprised of 7.50% Senior Exchangeable Notes at the holding company, insurance segment term notes and nonrecourse notes owed by First Southwest.

Liquidity and Capital Resources

Hilltop is a holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $7.4 billion at June 30, 2013. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making acquisitions. At June 30, 2013, the holding company had approximately $205 million in freely available cash and cash equivalents. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. The current short-term liquidity needs of the holding company include operating expenses, debt service and dividends on preferred stock.

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

As a result of the Merger, the outstanding shares of PlainsCapital Corporation’s Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Department of the Treasury, were converted on a one-for-one basis into shares of Hilltop Series B Preferred Stock. Holders of the Hilltop Series B Preferred Stock are entitled to noncumulative cash dividends at a fluctuating dividend rate based on the Bank’s level of “qualified small business lending” (“QSBL”). The terms of our Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Hilltop Series B Preferred Stock is outstanding based upon changes in the level of QSBL by the Bank from its historical average level of QSBL at the end of each of the four quarters leading up to June 30, 2010 (the “Baseline”). Until March 2016, the dividend rate will generally decrease if we increase our level of QSBL from the Baseline and increase if we decrease our level of QSBL from the Baseline, subject to certain limitations described in the Articles Supplementary governing Hilltop’s Series B Preferred Stock. The shares of Hilltop Series B Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference, and qualifies as Tier 1 Capital for regulatory purposes. At June 30, 2013 and December 31, 2012, $114.1 million of our Series B Preferred Stock was outstanding. During the three months ended June 30, 2013, we accrued dividends of $1.1 million on the Hilltop Series B Preferred Stock.

The dividend rate on the Hilltop Series B Preferred Stock was 4.025% for the three months ended June 30, 2013. The dividend rate for the period from July 1, 2013 to September 30, 2013 decreased to 3.974% due to a slight increase in the level of QSBL at June 30, 2013, relative to the Baseline. Subject to the approval of Treasury, we expect the dividend rate for the period from October 1, 2013 to December 31, 2013 to be 4.706%.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. Under capital adequacy and regulatory requirements, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At June 30, 2013, Hilltop exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 18.90%, Tier 1 capital to risk weighted assets ratio of 18.35% and a Tier 1 capital to average assets, or leverage, ratio of 13.66%. At June 30, 2013, the Bank was also considered to be “well-capitalized” under regulatory requirements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $626.1 million at June 30, 2013, a decrease of $100.4 million from $726.5 million at December 31, 2012. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash provided by operations during the six months ended June 30, 2013 was $14.6 million, an increase in cash flow of $16.2 million compared with the same period in 2012. Cash provided by operations increased primarily due to the Merger on November 30, 2012 and inclusion of operating activities of the banking, mortgage origination and financial advisory segments during the six months ended June 30, 2013.

Cash used in our investment activities during the six months ended June 30, 2013 was $206.3 million, including $51.0 million for the origination of loans held for investment and net purchases of securities for our investment portfolio of $127.5 million. Proceeds from investment portfolio activity provided $0.7 million during the six months ended June 30, 2012.

Cash provided by financing activities during the six months ended June 30, 2013 was $91.3 million, an increase in cash provided of $92.4 million compared with the same period in 2012. This increase in cash provided was due primarily to the Merger on November 30, 2012 and the inclusion of financing activities of the banking segment for the six months ended June 30, 2013.

We had deposits of $4.5 billion at June 30, 2013, a decrease of $204.0 million compared with December 31, 2012. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. In particular, our deposits at June 30, 2013, decreased compared to our deposits at December 31, 2012, due to seasonal factors related to our customers’ requirements to satisfy year-end tax obligations. At June 30, 2013, money market deposits, including brokered deposits, were $2.6 billion, time deposits, including brokered deposits, were $1.4 billion, and noninterest bearing demand deposits were $208.7 million.

Our 15 largest depositors, excluding the holding company and our indirect wholly owned subsidiary, First Southwest, accounted for 21.00% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for 11.12% of our total deposits at June 30, 2013. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.6 billion maintained with the Bank. At June 30, 2013, PrimeLending had outstanding borrowings of $1.3 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released, although it may retain servicing in limited circumstances. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million. At June 30, 2013, PrimeLending had no borrowings under the JPMorgan Chase line of credit.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with three unaffiliated banks of up to $255.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At June 30, 2013, FSC had borrowed $101.9 million under these credit arrangements.

Our insurance operating subsidiary’s primary investment objectives is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash, and short-term investments of $197.7 million, or 93.9%, and equity investments of $12.8 million comprised NLC’s $210.5 million in total investments at June 30, 2013. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo and an investment management agreement with DTF Holdings, LLC.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain policies as being significant because they involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. These policies relate to Allowance for Loan Losses, Reserve for Losses and Loss Adjustment Expenses, Goodwill and Identifiable Intangible Assets, Loan Indemnification Liability and Acquisition Accounting. Since December 31, 2012, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in the Company’s 2012 Annual Report on Form 10-K.

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

The banking segment is engaged primarily in the business of investing funds obtained from deposits and borrowings in interest-earning loans and investments, and our primary component of market risk is interest rate volatility. Consequently, our earnings depend to a significant extent on our net interest income, which is the difference between interest income on loans and investments and our interest expense on deposits and borrowings. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-bearing assets, we are subject to interest rate risk and corresponding fluctuations in net interest income.

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

We have employed asset/liability management policies that attempt to manage our interest-earning assets and interest-bearing liabilities, thereby attempting to control the volatility of net interest income, without having to incur unacceptable levels of credit or investment risk. We employ procedures which include interest rate shock analysis, maturity gap analysis and balance sheet decomposition techniques help mitigate interest rate risk in the ordinary course of business. In addition, the asset/liability management policies permit the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on June 30, 2013 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

As illustrated in the table below, the banking segment is asset sensitive overall. Loans that adjust daily or monthly to the Wall Street Journal Prime rate comprise a large percentage of interest sensitive assets and are the primary cause of the banking segment’s asset sensitivity. To help neutralize interest rate sensitivity, the banking segment has kept the terms of most of its borrowings under one year as shown in the following table (dollars in thousands).

	June 30, 2013
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,010,344	$406,341	$425,199	$162,666	$332,260	$4,336,810
Securities	7,917	34,071	49,810	17,538	777,884	887,220
Federal funds sold and securities purchased under agreements to resell	29,702	—	—	—	—	29,702
Other interest sensitive assets	293,446	—	—	—	—	293,446
Total interest sensitive assets	3,341,409	440,412	475,009	180,204	1,110,144	5,547,178

Interest sensitive liabilities:
Interest bearing checking	$1,801,184	$—	$—	$—	$—	$1,801,184
Savings	174,120	—	—	—	—	174,120
Time deposits	529,946	578,600	180,896	25,390	40,699	1,355,531
Notes payable & other borrowings	894,269	510	1,452	779	5,532	902,542
Total interest sensitive liabilities	3,399,519	579,110	182,348	26,169	46,231	4,233,377

Interest sensitivity gap	$(58,110)	$(138,698)	$292,661	$154,035	$1,063,913	$1,313,801

Cumulative interest sensitivity gap	$(58,110)	$(196,808)	$95,853	$249,888	$1,313,801

Percentage of cumulative gap to total interest sensitive assets	-1.05%	-3.55%	1.73%	4.50%	23.68%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on market value of portfolio equity for the banking segment at June 30, 2013 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Market Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$(20,142)	-8.93%	$(26,879)	-2.63%
+200	$(20,326)	-9.01%	$(17,651)	-1.72%
+100	$(8,285)	-3.67%	$(6,931)	-0.68%
-50	$(703)	-0.31%	$(21,004)	-2.05%

The projected changes in net interest income and market value of equity to changes in interest rates at June 30, 2013 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Within our mortgage origination segment, our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments, including mortgage loans held for sale and IRLCs. Changes in interest rates could also materially and adversely affect our volume of mortgage loan originations.

IRLCs represent an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. Our mortgage loans held for sale, which we hold in inventory while awaiting sale into the secondary market, and our IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment until (i) the lock commitment cancellation or expiration date or (ii) the date of sale into the secondary mortgage market. Loan commitments generally range from 20 to 60 days, and our average holding period of the mortgage loan from funding to sale is approximately 30 days.

The goal of our interest rate risk management strategy within our mortgage origination segment is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. An integral component of our interest rate risk management strategy is our execution of forward commitments to sell mortgage-backed securities to minimize significant fluctuations in earnings caused by changes in interest rates.

At June 30, 2013, total notes payable outstanding on our consolidated balance sheet was $139.9 million, and was comprised of $83.9 million of indebtedness subject to fixed interest rates and $56.0 million subject to variable interest rates. If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

The following risk factors constitute a material amendment to the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

The Consumer Financial Protection Bureau recently issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.

On January 10, 2013, the Consumer Financial Protection Bureau (the “CFPB”) issued a final rule to implement the “qualified mortgage” provisions of the Dodd-Frank Act requiring mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The CFPB’s “qualified mortgage” rule will take effect on January 10, 2014. The final rule describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages,” which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. It is difficult to predict how the CFPB’s “qualified mortgage” rule will impact us when it takes effect, but any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition.

The impact of the changing regulatory capital requirements and new capital rules are uncertain.

In July 2013, the Federal Reserve Board approved a final rule that will substantially amend the risk-based capital rules applicable to Hilltop and the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Hilltop and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. The application of more stringent capital requirements for

Hilltop and the Bank could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 1, 2013, we issued an aggregate of 3,530 shares of common stock under the Hilltop Holdings 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our board of directors during the first three months of 2013. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: August 5, 2013	By:	/s/ Darren Parmenter
Darren Parmenter
Senior Vice President — Finance (Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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