Form 10-Q
period 2013-09-30
Hilltop Holdings Inc.
filed 2013-11-12
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock outstanding at November 8, 2013 was 86,857,999.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$976,188	$722,039
Federal funds sold and securities purchased under agreements to resell	40,086	4,421
Securities:
Trading, at fair value	43,254	90,113
Available for sale, at fair value (amortized cost of $1,305,903 and $978,502, respectively)	1,279,381	990,953
	1,322,635	1,081,066

Loans held for sale	1,046,801	1,401,507
Non-covered loans, net of unearned income	3,310,224	3,152,396
Allowance for non-covered loan losses	(33,180)	(3,409)
Non-covered loans, net	3,277,044	3,148,987

Covered loans	1,096,590	—
Broker-dealer and clearing organization receivables	132,636	145,564
Insurance premiums receivable	27,006	24,615
Deferred policy acquisition costs	21,884	19,812
Reinsurance receivable, net of uncollectible amounts	7,656	18,567
Premises and equipment, net	187,857	111,381
FDIC indemnification asset	190,041	—
Covered other real estate owned	119,660	—
Other assets	319,758	277,398
Goodwill	251,808	253,770
Other intangible assets, net	75,942	77,738
Total assets	$9,093,592	$7,286,865

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$392,404	$323,367
Interest-bearing	6,543,758	4,377,094
Total deposits	6,936,162	4,700,461

Broker-dealer and clearing organization payables	142,411	187,990
Reserve for losses and loss adjustment expenses	31,267	34,012
Unearned insurance premiums	92,064	82,598
Short-term borrowings	305,297	728,250
Notes payable	140,111	141,539
Junior subordinated debentures	67,012	67,012
Other liabilities	172,915	198,453
Total liabilities	7,887,239	6,140,315
Commitments and contingencies (see Notes 11 and 12)
Stockholders’ equity:
Hilltop stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
Series B, liquidation value per share of $1,000; 114,068 shares issued and outstanding, respectively	114,068	114,068
Common stock, $0.01 par value, 100,000,000 shares authorized; 83,958,844 and 83,487,340 shares issued and outstanding, respectively	840	835
Additional paid-in capital	1,302,625	1,304,448
Accumulated other comprehensive income (loss)	(17,238)	8,094
Accumulated deficit	(194,820)	(282,949)
Total Hilltop stockholders’ equity	1,205,475	1,144,496
Noncontrolling interest	878	2,054
Total stockholders’ equity	1,206,353	1,146,550
Total liabilities and stockholders’ equity	$9,093,592	$7,286,865

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$68,121	$—	$198,220	$—
Securities:
Taxable	7,202	3,387	19,594	10,129
Tax-exempt	1,052	—	3,588	—
Federal funds sold and securities purchased under agreements to resell	35	—	91	—
Interest-bearing deposits with banks	282	—	857	—
Other	2,546	—	7,660	—
Total interest income	79,238	3,387	230,010	10,129

Interest expense:
Deposits	3,685	—	10,541	—
Short-term borrowings	384	—	1,488	—
Notes payable	2,294	2,140	6,924	6,410
Junior subordinated debentures	591	—	1,811	—
Other	832	—	2,108	—
Total interest expense	7,786	2,140	22,872	6,410

Net interest income	71,452	1,247	207,138	3,719
Provision for loan losses	10,658	—	34,952	—
Net interest income after provision for loan losses	60,794	1,247	172,186	3,719

Noninterest income:
Net realized gains on securities	1,142	—	1,142	—
Net gains from sale of loans and other mortgage production income	105,337	—	375,464	—
Mortgage loan origination fees	22,091	—	63,679	—
Net insurance premiums earned	39,982	37,688	116,045	109,038
Investment and securities advisory fees and commissions	22,310	—	70,283	—
Bargain purchase gain	3,271	—	3,271	—
Other	11,625	1,895	28,385	5,457
Total noninterest income	205,758	39,583	658,269	114,495

Noninterest expense:
Employees’ compensation and benefits	119,176	1,906	368,081	6,404
Loss and loss adjustment expenses	24,631	30,136	93,976	91,749
Policy acquisition and other underwriting expenses	11,739	10,121	34,169	31,864
Occupancy and equipment, net	20,974	246	60,540	738
Other	40,097	4,383	135,242	8,827
Total noninterest expense	216,617	46,792	692,008	139,582

Income (loss) before income taxes	49,935	(5,962)	138,447	(21,368)
Income tax expense (benefit)	16,632	(1,914)	49,111	(6,954)

Net income (loss)	33,303	(4,048)	89,336	(14,414)
Less: Net income attributable to noncontrolling interest	339	—	1,207	—

Income (loss) attributable to Hilltop	32,964	(4,048)	88,129	(14,414)
Dividends on preferred stock	1,133	—	2,985	—
Income (loss) applicable to Hilltop common stockholders	$31,831	$(4,048)	$85,144	$(14,414)

Earnings (loss) per common share:
Basic	$0.38	$(0.07)	$1.01	$(0.26)
Diluted	$0.36	$(0.07)	$0.98	$(0.26)

Weighted average share information:
Basic	83,493	56,363	83,490	56,408
Diluted	90,460	56,363	90,251	56,408

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$33,303	$(4,048)	$89,336	$(14,414)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax of $1,135, $3,225, $(13,641) and $319, respectively	2,109	5,990	(25,332)	593
Comprehensive income (loss)	35,412	1,942	64,004	(13,821)
Less: comprehensive income attributable to noncontrolling interest	339	—	1,207	—

Comprehensive income (loss) applicable to Hilltop	$35,073	$1,942	$62,797	$(13,821)

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated		Total
					Additional	Other		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2011	—	$—	56,501	$565	$918,192	$13,983	$(277,357)	$655,383	$—	$655,383
Net loss	—	—	—	—	—	—	(14,414)	(14,414)	—	(14,414)
Other comprehensive income	—	—	—	—	—	593	—	593	—	593
Stock-based compensation expense	—	—	—	—	367	—	—	367	—	367
Common stock issued to board members	—	—	4	—	38	—	—	38	—	38
Repurchase and retirement of common stock	—	—	(141)	(1)	(1,161)	—	—	(1,162)	—	(1,162)
Balance, September 30, 2012	—	$—	56,364	$564	$917,436	$14,576	$(291,771)	$640,805	$—	$640,805

Balance, December 31, 2012	114	$114,068	83,487	$835	$1,304,448	$8,094	$(282,949)	$1,144,496	$2,054	$1,146,550
Net income	—	—	—	—	—	—	88,129	88,129	1,207	89,336
Other comprehensive loss	—	—	—	—	—	(25,332)	—	(25,332)	—	(25,332)
Stock-based compensation expense	—	—	—	—	1,071	—	—	1,071	—	1,071
Common stock issued to board members	—	—	7	—	96	—	—	96	—	96
Issuance of restricted common stock	—	—	465	5	(5)	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(2,985)	—	—	(2,985)	—	(2,985)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2,383)	(2,383)
Balance, September 30, 2013	114	$114,068	83,959	$840	$1,302,625	$(17,238)	$(194,820)	$1,205,475	$878	$1,206,353

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income (loss)	$89,336	$(14,414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for loan losses	34,952	—
Depreciation, amortization and accretion, net	(24,740)	1,025
Net realized gains on securities	(1,142)	—
Bargain purchase gain on acquisition	(3,271)	—
Deferred income taxes	(11,423)	(6,954)
Other, net	3,914	495
Net change in trading securities	46,859	—
Net change in broker-dealer and clearing organization receivables	2,796	—
Net change in other assets	23,711	1,740
Net change in broker-dealer and clearing organization payables	(37,386)	—
Net change in loss and loss adjustment expense reserve	(2,745)	1,200
Net change in unearned insurance premiums	9,466	6,159
Net change in other liabilities	(21,993)	(2,618)
Net gains from sale of loans	(375,464)	—
Loans originated for sale	(9,427,627)	—
Proceeds from loans sold	10,157,410	—
Net cash provided by (used in) operating activities	462,653	(13,367)

Investing Activities
Proceeds from sales, maturities and principal reductions of securities available for sale	211,732	13,225
Purchases of securities available for sale	(255,142)	(2,887)
Net change in non-covered loans	(49,255)	—
Purchases of premises and equipment and other assets	(20,264)	(161)
Proceeds from sales of premises and equipment and other real estate owned	7,641	—
Net cash received for Federal Home Loan Bank and Federal Reserve Bank stock	89	—
Net cash from FNB Transaction	362,695	—
Net cash provided by investing activities	257,496	10,177

Financing Activities
Net change in deposits	(1,476)	—
Net change in short-term borrowings	(422,953)	—
Proceeds from notes payable	1,000
Payments on notes payable	(2,428)	—
Payments to repurchase common stock	—	(1,162)
Dividends paid	(1,852)	—
Net cash distributed to noncontrolling interest	(2,383)	—
Other, net	(243)	—
Net cash used in financing activities	(430,335)	(1,162)

Net change in cash and cash equivalents	289,814	(4,352)
Cash and cash equivalents, beginning of period	726,460	578,520
Cash and cash equivalents, end of period	$1,016,274	$574,168

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$22,513	$7,849
Cash paid for income taxes, net of refunds	$52,752	$—
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$6,019	$—

See accompanying notes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting and Reporting Policies

Nature of Operations

Hilltop Holdings Inc. (“Hilltop” and, collectively with its subsidiaries, the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. On November 30, 2012, Hilltop acquired PlainsCapital Corporation pursuant to an agreement and plan of merger whereby PlainsCapital Corporation merged with and into our wholly owned subsidiary (the “PlainsCapital Merger”), which survived the PlainsCapital Merger under the name “PlainsCapital Corporation” (“PlainsCapital”).

PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of financial products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, capital equipment leasing, fixed income sales, asset management, and correspondent clearing services. Certain disclosures within the notes to consolidated financial statements are specific to financial products and services of PlainsCapital and its subsidiaries and therefore include information at September 30, 2013 and December 31, 2012 and relating to the three and nine months ended September 30, 2013.

Prior to the consummation of the PlainsCapital Merger, the Company’s primary operations were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through the Company’s wholly owned property and casualty insurance holding company, National Lloyds Corporation (“NLC”), formerly known as NLASCO, Inc.

On September 13, 2013 (the “Bank Closing Date”), PlainsCapital Bank (the “Bank”) assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of Edinburg, Texas-based First National Bank (“FNB”) from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver, and reopened acquired branches of FNB under the PlainsCapital Bank name (the “FNB Transaction”). Pursuant to the Purchase and Assumption Agreement (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements whereby the FDIC agreed to share in the losses of certain covered loans and covered other real estate owned (“OREO”) that the Bank acquired, as further described in Note 2 to the consolidated financial statements. Based on preliminary purchase date valuations, the fair market value of the assets acquired was $2.2 billion, including $1.1 billion in covered loans, $286.2 million in securities, $121.0 million in covered OREO and $45.9 million in non-covered loans. The Bank also assumed $2.2 billion in liabilities, consisting primarily of deposits. FNB’s expansive branch network allows the Bank to further develop its Texas footprint through expansion into the Rio Grande Valley, Houston, Corpus Christi, Laredo and El Paso markets, among others.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses, the fair values of financial instruments, the FDIC Indemnification Asset, reserves for losses and loss adjustment expenses, the mortgage loan indemnification liability, and the potential impairment of assets are particularly subject to change. The Company has

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, the purchase date valuations for the FNB Transaction are considered preliminary because management made significant estimates and exercised significant judgment in estimating fair values and accounting due to the short time period between the Bank Closing Date and September 30, 2013.

The presentation of the Company’s historical consolidated financial statements has been modified and certain items in the prior period financial statements have been reclassified to conform to the current period presentation, which is more consistent with that of a financial institution that provides an array of financial products and services.

Hilltop owns 100% of the outstanding stock of PlainsCapital. PlainsCapital owns 100% of the outstanding stock of the Bank and 100% of the membership interest in PlainsCapital Equity, LLC. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PNB Aero Services, Inc. and PCB-ARC, Inc. The Bank has a 100% membership interest in First Southwest Holdings, LLC (“First Southwest”) and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

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

The following significant accounting policies are in addition to the significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2013.

FDIC Indemnification Asset

The Company has elected to account for amounts receivable under the loss-share agreements with the FDIC as an indemnification asset (“FDIC Indemnification Asset”) in accordance with FASB ASC 805. The FDIC Indemnification Asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered OREO. Any increases in cash flow of the covered assets over those expected will reduce the FDIC Indemnification Asset and any decreases in cash flow of

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

the covered assets under those expected will increase the FDIC Indemnification Asset. Any amortization of changes in value is limited to the contractual term of the loss-share agreements. Increases and decreases to the FDIC Indemnification Asset are recorded as adjustments to noninterest income within the consolidated statements of operations over the life of the loss-share agreements.

Covered Other Real Estate Owned

Acquired OREO subject to FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the collateral’s fair value, less selling costs. Covered OREO was initially recorded at its estimated fair value based on similar market comparable valuations, less estimated selling costs. Subsequently, loan collateral transferred to OREO is recorded at its net realizable value. Any subsequent valuation adjustments due to declines in fair value of the covered OREO will be charged to noninterest expense, and will be partially offset by noninterest income representing the corresponding increase to the FDIC Indemnification Asset for loss reimbursements. Any recoveries of previous valuation decreases will be credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

2. Acquisitions

FNB Transaction

On the Bank Closing Date, the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of FNB from the FDIC in an FDIC-assisted transaction. As part of the P&A Agreement, the Bank and the FDIC entered into loss-share agreements covering future losses incurred on certain acquired loans and OREO. The Company refers to acquired commercial and single family residential loan portfolios and OREO that are subject to the loss-share agreements as “covered loans” and “covered OREO”, respectively, and these assets are presented as separate line items in the Company’s consolidated balance sheet. Collectively, covered loans and covered OREO are referred to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets pursuant to the loss-share agreements: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date.

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC, approximately ten years following the Bank Closing Date, if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

The operations of FNB are included in the Company’s operating results beginning September 14, 2013, but were not significant to the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013. Such operating results include a preliminary pre-tax bargain purchase gain of $3.3 million and are not necessarily indicative of future operating results. FNB’s results of operations prior to the Bank Closing Date are not included in the Company’s consolidated operating results.

Transaction-related expenses of $0.2 million associated with the FNB Transaction are included in noninterest expense within the consolidated statements of operations for the three and nine months ended September 30, 2013. Such expenses were for professional services and other incremental costs associated with the integration of FNB’s operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The FNB Transaction was accounted for using the purchase method of accounting, and accordingly, purchased assets, including identifiable intangible assets and assumed liabilities were recorded at their respective Bank Closing Date fair values. Because of the short time period between the Bank Closing Date and September 30, 2013, the Company used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. The Bank Closing Date valuations related to loans, FDIC Indemnification Asset, covered OREO, other intangible assets, assumed liabilities and taxes are considered preliminary and could differ significantly when finalized. The amounts are also subject to adjustments based upon final settlement with the FDIC. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the Bank Closing Date. The terms of the P&A Agreement provide for the FDIC to indemnify the Bank against claims with respect to liabilities and assets of FNB or any of its affiliates not assumed or otherwise purchased by the Bank and with respect to certain other claims by third parties.

A summary of the net assets received from the FDIC and the estimated fair value adjustments resulting in the bargain purchase gain are presented below (in thousands).

Cost basis net assets on September 13, 2013	$182,169
Cash payment received from the FDIC	45,000
Fair value adjustments:
Securities	(3,341)
Loans	(337,572)
Premises and equipment	(1,358)
Other real estate owned	(69,456)
FDIC indemnification asset	189,773
Other intangible assets	6,380
Deposits	(8,282)
Other	(42)
Bargain purchase gain	$3,271

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer or the acquirer may be required to make payment to the FDIC. In the FNB Transaction, cost basis net assets of $182.2 million and an initial cash payment received from the FDIC of $45.0 million were transferred to the Bank. This initial cash payment from the FDIC is subject to adjustment and settlement. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

The FDIC bid form provided a list of premises owned by FNB for sale at fixed prices. The Bank purchased 44 premises owned by FNB in connection with its bid for an aggregate premise purchase price of $59.5 million. For those premises owned by FNB that the Bank declined to purchase in its bid, the Bank had an exclusive option to purchase those premises during the 30-day period following the Bank Closing Date. In connection with that option, the Bank purchased an additional five premises owned by FNB on October 15, 2013, for an aggregate purchase price of $3.8 million. The Bank has a 90-day exclusive option to purchase owned premises not listed on the bid form. The Bank also has a 90-day option to assume the leases of premises leased by FNB. The Bank is required to purchase all data management equipment and, other certain special assets, furniture, fixtures and equipment, in each case at an appraised value at any premises purchased or leased by the Bank. The Bank paid $9.8 million to the FDIC for furniture, fixtures and data management equipment. The Bank is required to pay rent to the FDIC on premises owned or leased by FNB and furniture and equipment at such premises until it surrenders such premises to the FDIC. These incremental assets are reflected at fair value in the table above and were recorded subsequent to September 30, 2013.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The resulting fair values of the identifiable assets acquired, and liabilities assumed, of FNB at September 13, 2013 are summarized in the following table (in thousands).

Cash and due from banks	$362,695
Securities	286,214
Non-covered loans	45,915
Covered loans	1,105,421
Premises and equipment	71,806
FDIC indemnification asset	189,773
Covered other real estate owned	120,985
Other assets	39,709
Other intangible assets	6,380
Total identifiable assets acquired	2,228,898

Deposits	(2,211,740)
Other liabilities	(13,887)
Total liabilities assumed	(2,225,627)
Net identifiable assets acquired/bargain purchase gain	$3,271

The Bank acquired loans both with and without evidence of credit quality deterioration since origination. Based on preliminary purchase date valuations, the Bank’s portfolio of acquired loans had a fair market value of $1.2 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses. Acquired loans were preliminarily segregated between those considered to be credit impaired, or purchased credit impaired (“PCI”) loans, and those deemed performing. The following table presents preliminary details on acquired loans at the Bank Closing Date (in thousands).

	Acquired	PCI	Total
	Performing	Loans	Loans
Commercial and industrial	$44,207	$50,705	$94,912
Real estate	245,746	595,732	841,478
Construction and land development	38,135	151,803	189,938
Consumer	15,800	9,208	25,008
Total	$343,888	$807,448	$1,151,336

The following table presents information about the acquired PCI loans at the Bank Closing Date (in thousands).

Contractually required principal and interest payments	$1,605,634
Nonaccretable difference	567,861
Cash flows expected to be collected	1,037,773
Accretable difference	230,325
Fair value of covered loans acquired with a deterioration of credit quality	$807,448

The following table presents information about the acquired performing loans at the Bank Closing Date (in thousands).

Contractually required principal and interest payments	$555,057
Contractual cash flows not expected to be collected	50,216
Fair value at acquisition	343,888

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

PlainsCapital Merger

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

The PlainsCapital Merger was accounted for using the purchase method of accounting, and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. For further information regarding goodwill recorded in connection with the PlainsCapital Merger, refer to Note 7, Goodwill and Other Intangible Assets.

The FNB Transaction is based on the purchase of assets and assumption of certain liabilities of FNB from the FDIC, as receiver. An essential part of the transaction is the Federal financial assistance governed by the P&A Agreement with the FDIC, which is not reflective of the previous operations of FNB. The nature and magnitude of the FNB Transaction, coupled with the Federal assistance, substantially reduces the relevance of historical financial information of FNB when considering the assessment of the historical financial information relative to future operations. Since the Company believes that the continuity of FNB’s historical operations is substantially lacking after the transaction, no additional historical pro forma information regarding FNB is being provided below.

The following table presents pro forma results for the three and nine months ended September 30, 2012 had the PlainsCapital Merger taken place on January 1, 2011 (in thousands). The pro forma financial information combines the historical results of Hilltop and PlainsCapital, and includes the estimated impact of purchase accounting adjustments. The purchase accounting adjustments reflect the impact of recording the acquired loans at fair value, including the estimated accretion of the purchase discount on the loan portfolio. Accretion estimates were based on the acquisition date purchase discount on the loan portfolio, as it was not practicable to determine the amount of discount that would have been recorded based on economic conditions that existed on January 1, 2011. The pro forma results do not include any potential operating cost savings as a result of the PlainsCapital Merger. Further, certain costs associated with any restructuring or integration activities are also not reflected in the pro forma results. Pro forma results include any acquisition-related merger and restructuring charges incurred during the period. The pro forma results are not indicative of what would have occurred had the PlainsCapital Merger taken place on the indicated date.

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Net interest income	$57,212	$164,980
Other revenues	247,764	641,201
Net income	33,764	72,494

3. Fair Value Measurements

Fair Value Measurements and Disclosures

The Company determines fair values in compliance with The Fair Value Measurements and Disclosures Topic of the ASC (the “Fair Value Topic”). The Fair Value Topic defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Fair Value Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Fair Value Topic assumes that transactions upon which fair value measurements are based occur in the principal market for the asset or liability being measured. Further, fair value measurements made under the Fair Value Topic exclude transaction costs and are not the result of forced transactions.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale at fair value under the provisions of the Fair Value Option Subsections of the ASC (“Fair Value Option”). The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company determines the fair value of the financial instruments accounted for under the provisions of the Fair Value Option in compliance with the provisions of the Fair Value Topic of the ASC discussed above.

At September 30, 2013, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.05 billion, and the unpaid principal balance of those loans was $1.00 billion. At December 31, 2012, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.40 billion, and the unpaid principal balance of those loans was $1.36 billion. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

The Company holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of the Fair Value Option or other authoritative pronouncements. The fair values of those instruments are determined primarily using Level 2 inputs. Those inputs include quotes from mortgage loan investors and derivatives dealers, data from independent pricing services and rates paid in the brokered certificate of deposit market.

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2013	Inputs	Inputs	Inputs	Fair Value
Cash and cash equivalents	$1,016,274	$—	$—	$1,016,274
Trading securities	—	43,254	—	43,254
Available for sale securities	20,996	1,198,783	59,602	1,279,381
Loans held for sale	—	1,046,152	—	1,046,152
Derivative assets	—	32,967	—	32,967
Mortgage servicing asset	—	—	13,401	13,401
Trading liabilities	—	46	—	46
Derivative liabilities	—	28,375	—	28,375

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Level 1	Level 2	Level 3	Total
December 31, 2012	Inputs	Inputs	Inputs	Fair Value
Cash and cash equivalents	$726,460	$—	$—	$726,460
Trading securities	—	90,113	—	90,113
Available for sale securities	20,428	914,248	56,277	990,953
Loans held for sale	—	1,400,737	—	1,400,737
Derivative assets	—	15,697	—	15,697
Mortgage servicing asset	—	—	2,080	2,080
Time deposits	—	1,073	—	1,073
Trading liabilities	—	3,164	—	3,164
Derivative liabilities	—	1,080	—	1,080

The following tables include a roll forward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of			Included in	Comprehensive	Balance at
	Period	Purchases	Issuances	Net Income (Loss)	Income (Loss)	End of Period
Three months ended September 30, 2013
Available for sale securities	$55,510	$—	$—	$—	$4,092	$59,602
Mortgage servicing asset	7,111	—	4,079	2,211	—	13,401
Total	$62,621	$—	$4,079	$2,211	$4,092	$73,003

Nine months ended September 30, 2013
Available for sale securities	$56,277	$—	$—	$—	$3,325	$59,602
Mortgage servicing asset	2,080	—	8,384	2,937	—	13,401
Total	$58,357	$—	$8,384	$2,937	$3,325	$73,003

Three months ended September 30, 2012
Available for sale securities	$54,577	$—	$—	$—	$7,491	$62,068
Total	$54,577	$—	$—	$—	$7,491	$62,068

Nine months ended September 30, 2012
Available for sale securities	$60,377	$—	$—	$—	$1,691	$62,068
Total	$60,377	$—	$—	$—	$1,691	$62,068

All net unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at September 30, 2013. The available for sale securities noted in the tables above reflect Hilltop’s note receivable and warrant to purchase common stock of SWS Group, Inc. (“SWS”) as discussed in Note 4 to the consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following tables present the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
		Other	Total		Other	Total
	Net Gains from	Noninterest	Changes in	Net Gains from	Noninterest	Changes in
	Sale of Loans	Income	Fair Value	Sale of Loans	Income	Fair Value
Loans held for sale	$44,395	$—	$44,395	$—	$—	$—
Mortgage servicing asset	6,290	—	6,290	—	—	—
Time deposits	—	—	—	—	—	—

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
		Other	Total		Other	Total
	Net Gains from	Noninterest	Changes in	Net Gains from	Noninterest	Changes in
	Sale of Loans	Income	Fair Value	Sale of Loans	Income	Fair Value
Loans held for sale	$2,754	$—	$2,754	$—	$—	$—
Mortgage servicing asset	11,321	—	11,321	—	—	—
Time deposits	—	12	12	—	—	—

The Company also determines the fair value of certain assets and liabilities on a non-recurring basis. In particular, the fair value of all of the assets acquired and liabilities assumed in the FNB Transaction was determined at the Bank Closing Date. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — The Company reports impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. The Company acquired PCI loans with a fair value of $172.9 million and $807.4 million upon completion of the PlainsCapital Merger and the FNB Transaction, respectively. Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated assumptions regarding default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. At September 30, 2013, non-covered PCI loans with a carrying amount of $139.2 million had been reduced by specific allowances within the allowance for non-covered loan losses of $3.0 million, resulting in a reported value of $136.2 million that approximates fair value. Covered PCI loans with a carrying amount of $782.6 million at September 30, 2013 approximated their fair value.

Other Real Estate Owned — The Company reports OREO at fair value less estimated cost to sell. Any excess of recorded investment over fair value less cost to sell is charged against the allowance for loan losses when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, downward valuation adjustments are charged against earnings. The Company primarily determines fair value using Level 2 inputs consisting of independent appraisals. In the FNB Transaction, the Bank acquired OREO of $121.0 million, all of which is covered by an FDIC loss-share agreement. At September 30, 2013, the estimated fair value of covered OREO was $119.7 million. The fair value of non-covered OREO at September 30, 2013 was $7.0 million and is included in other assets within the consolidated balance sheet.

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities is described in detail in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2013, except as follows.

FDIC Indemnification Asset — The fair value of the FDIC Indemnification Asset is based on Level 3 inputs, including the discounted value of expected future cash flows under the loss-share agreements. The discount rate contemplates the credit worthiness of the FDIC as counterparty to this asset, and considers an incremental discount rate risk premium reflective of the inherent uncertainty associated with the timing of the cash flows.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The fair value of the assets acquired and liabilities assumed in the FNB Transaction was determined at Bank Closing Date. Given the short period of time that has elapsed between the Bank Closing Date and September 30, 2013, the fair value of the financial assets and liabilities shown at September 30, 2013 approximates their carrying values.

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2013	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Non-covered loans, net	$3,277,044	$—	$286,663	$3,018,250	$3,304,913
Covered loans	1,096,590	—	—	1,096,590	1,096,590
Broker-dealer and clearing organization receivables	132,636	—	132,636	—	132,636
FDIC indemnification asset	190,041	—	—	190,041	190,041
Other assets	68,423	—	51,134	17,289	68,423

Financial liabilities:
Deposits	6,936,162	—	6,936,527	—	6,936,527
Broker-dealer and clearing organization payables	142,411	—	142,411	—	142,411
Short-term borrowings	305,297	—	305,297	—	305,297
Debt	207,123	—	231,416	—	231,416
Other liabilities	4,651	—	4,651	—	4,651

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2012	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Non-covered loans, net	$3,148,987	$—	$—	$3,148,987	$3,148,987
Broker-dealer and clearing organization receivables	145,564	—	145,564	—	145,564
Other assets	59,094	—	59,094	—	59,094

Financial liabilities:
Deposits	4,700,461	—	4,698,848	—	4,698,848
Broker-dealer and clearing organization payables	187,990	—	187,990	—	187,990
Short-term borrowings	728,250	—	728,250	—	728,250
Debt	208,551	—	217,092	—	217,092
Other liabilities	4,400	—	4,400	—	4,400

4. Securities

The amortized cost and fair value of available for sale securities are summarized as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2013	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$23,746	$86	$(17)	$23,815
U.S. government agencies:
Bonds	773,723	6,431	(37,491)	742,663
Residential mortgage-backed securities	62,825	1,462	(499)	63,788
Collateralized mortgage obligations	132,563	720	(2,749)	130,534
Corporate debt securities	73,566	5,071	(276)	78,361
States and political subdivisions	164,813	498	(6,493)	158,818
Commercial mortgage-backed securities	741	63	—	804
Equity securities	19,756	1,240	—	20,996
Note receivable	42,102	6,385	—	48,487
Warrant	12,068	—	(953)	11,115
Totals	$1,305,903	$21,956	$(48,478)	$1,279,381

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$7,046	$141	$(2)	$7,185
U.S. government agencies:
Bonds	524,888	1,663	(314)	526,237
Residential mortgage-backed securities	18,473	490	(70)	18,893
Collateralized mortgage obligations	97,812	191	(79)	97,924
Corporate debt securities	79,716	7,461	—	87,177
States and political subdivisions	177,701	196	(2,138)	175,759
Commercial mortgage-backed securities	1,001	72	—	1,073
Equity securities	19,289	1,139	—	20,428
Note receivable	40,508	3,652	—	44,160
Warrant	12,068	49	—	12,117
Totals	$978,502	$15,054	$(2,603)	$990,953

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

Information regarding available for sale securities that were in an unrealized loss position is shown in the following table (dollars in thousands).

	September 30, 2013			December 31, 2012
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
U.S. treasury securities:
Unrealized loss for less than twelve months	4	$17,709	$17	2	$2,427	$2
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	4	17,709	17	2	2,427	2
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	38	560,938	37,491	14	236,305	314
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	38	560,938	37,491	14	236,305	314
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	5	11,735	499	7	12,279	70
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	5	11,735	499	7	12,279	70
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	9	78,896	2,749	8	38,887	79
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	9	78,896	2,749	8	38,887	79
Corporate debt securities:
Unrealized loss for less than twelve months	4	4,671	276	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	4	4,671	276	—	—	—
States and political subdivisions:
Unrealized loss for less than twelve months	192	127,377	6,493	225	156,664	2,138
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	192	127,377	6,493	225	156,664	2,138
Warrants:
Unrealized loss for less than twelve months	1	11,115	953	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	11,115	953	—	—	—
Total available for sale:
Unrealized loss for less than twelve months	253	812,441	48,478	256	446,562	2,603
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	253	$812,441	$48,478	256	$446,562	$2,603

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three and nine months ended September 30, 2013 and 2012, the Company did not record any other-than-temporary impairments. While all of the investments are monitored for potential other-than-temporary impairment, our analysis and experience indicate that these available for sale investments generally do not present a great risk of other-than-temporary-impairment, as fair value should recover over time. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend, nor is it likely that the Company will be required, to sell these securities before the recovery of the cost basis. Therefore, management does not believe any other-than-temporary impairments exist at September 30, 2013.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities and the available for sale warrant, at September 30, 2013 are shown by contractual maturity below (in thousands).

	Amortized
	Cost	Fair Value
Due in one year or less	$44,895	$45,076
Due after one year through five years	110,294	120,931
Due after five years through ten years	87,047	89,034
Due after ten years	835,714	797,103
	1,077,950	1,052,144

Residential mortgage-backed securities	62,825	63,788
Collateralized mortgage obligations	132,563	130,534
Commercial mortgage-backed securities	741	804
	$1,274,079	$1,247,270

The Company realized a net gain from its trading securities portfolio of $0.1 million during the three months ended September 30, 2013 and a net loss of $2.6 million during the nine months ended September 30, 2013, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $928.7 million and $635.2 million (with a fair value of $884.6 million and $633.4 million) at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

At September 30, 2013 and December 31, 2012, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.4 million and $9.3 million, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. The non-covered loan portfolio at September 30, 2013 includes loans acquired as a part of the FNB Transaction totaling $49.7 million, of which $17.6 million are categorized as non-covered PCI loans. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2013	2012
Commercial and industrial	$1,625,422	$1,660,293
Real estate	1,322,054	1,184,914
Construction and land development	310,392	280,483
Consumer	52,356	26,706
	3,310,224	3,152,396
Allowance for non-covered loan losses	(33,180)	(3,409)
Total non-covered loans, net of allowance	$3,277,044	$3,148,987

The Bank has lending policies in place with the goal of establishing an asset portfolio that will provide a return on stockholders’ equity sufficient to maintain capital to assets ratios that meet or exceed established regulations. Loans are underwritten with careful consideration of the borrower’s financial condition, the specific purpose of the loan, the primary sources of repayment and any collateral pledged to secure the loan.

Underwriting procedures address financial components based on the size or complexity of the credit. The financial components include, but are not limited to, current and projected cash flows, shock analysis and/or stress testing, and trends in appropriate balance sheet and statement of operations ratios. Collateral analysis includes a complete description of the collateral, as well as determining values, monitoring requirements, loan to value ratios, concentration risk, appraisal requirements and other information relevant to the collateral being pledged. Guarantor analysis includes liquidity and cash flow analysis based on the significance the guarantors are expected to serve as secondary repayment sources. The Bank’s underwriting standards are governed by adherence to its loan policy. The loan policy provides for specific guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer loans. Within each individual portfolio segment, permissible and impermissible loan types are explicitly outlined. Within the loan types, minimum requirements for the underwriting factors listed above are provided.

The Bank maintains a loan review department that reviews credit risk in response to both external and internal factors that potentially impact the performance of either individual loans or the overall loan portfolio. The loan review process reviews the creditworthiness of borrowers and determines compliance with the loan policy. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel.  Results of these reviews are presented to management and the Bank’s Board of Directors.

In connection with the PlainsCapital Merger and the FNB Transaction, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding contractual balances of the non-covered PCI loans (in thousands).

	September 30,	December 31,
	2013	2012
Carrying amount	$139,224	$166,780
Outstanding balance	187,370	222,674

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Balance, beginning of period	$20,118	$17,553
Additions	1,923	1,923
Increases in expected cash flows	4,697	16,834
Disposals of loans	(441)	(2,273)
Accretion	(4,854)	(12,594)
Balance, end of period	$21,443	$21,443

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Non-covered impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.

Non-covered PCI loans are summarized by class in the following tables (in thousands). In addition to the non-covered PCI loans, there were $1.1 million of additional non-covered impaired loans at September 30, 2013.

	Unpaid			Total
	Contractual	Nonaccretable	Accretable	Recorded	Related
September 30, 2013	Principal Balance	Difference	Yield	Investment	Allowance
Commercial and industrial:
Secured	$71,924	$16,557	$4,401	$56,831	$2,732
Unsecured	9,678	5,062	3,937	1,676	—
Real estate:
Secured by commercial properties	51,525	11,704	7,236	42,077	205
Secured by residential properties	6,141	1,140	904	4,636	73
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	35,012	9,637	3,940	24,641	1
Consumer	13,090	3,265	1,025	9,363	—
	$187,370	$47,365	$21,443	$139,224	$3,011

	Unpaid			Total
	Contractual	Nonaccretable	Accretable	Recorded
December 31, 2012	Principal Balance	Difference	Yield	Investment
Commercial and industrial:
Secured	$91,633	$24,982	$6,114	$67,967
Unsecured	12,198	8,707	472	3,419
Real estate:
Secured by commercial properties	66,736	15,816	7,294	55,519
Secured by residential properties	8,690	2,251	557	6,728
Construction and land development:
Residential construction loans	995	493	40	708
Commercial construction loans and land development	42,330	9,113	3,067	32,362
Consumer	92	16	9	77
	$222,674	$61,378	$17,553	$166,780

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in non-covered PCI loans is summarized by class in the following table (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Commercial and industrial:
Secured	$55,797	$62,399
Unsecured	1,826	2,548
Real estate:
Secured by commercial properties	45,114	48,798
Secured by residential properties	5,400	5,682
Construction and land development:
Residential construction loans	—	354
Commercial construction loans and land development	25,916	28,502
Consumer	4,715	4,720
	$138,768	$153,003

Non-covered non-accrual loans at September 30, 2013, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

Commercial and industrial:
Secured	$16,099
Unsecured	23
Real estate:
Secured by commercial properties	1,856
Secured by residential properties	161
Construction and land development:
Residential construction loans	—
Commercial construction loans and land development	1,073
Consumer	—
$19,212

At September 30, 2013, non-covered non-accrual loans included non-covered PCI loans of $18.1 million for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. All non-covered PCI loans at December 31, 2012 were considered to be performing due to the application of the accretion method. In addition to the non-covered non-accrual loans in the table above, $2.7 million and $1.8 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at September 30, 2013 and December 31, 2012, respectively.

Interest income recorded on non-covered non-accrual loans for the three and nine months ended September 30, 2013 was nominal.

The Bank classifies loan modifications as TDRs when it concludes that it has both granted a concession to a debtor and that the debtor is experiencing financial difficulties. Loan modifications are typically structured to create affordable payments for the debtor and can be achieved in a variety of ways. The Bank modifies loans by reducing interest rates and/or lengthening loan amortization schedules. The Bank also reconfigures a single loan into two or more loans (“A/B Note”). The typical A/B Note restructure results in a “bad” loan which is charged off and a “good” loan or loans the terms of which comply with the Bank’s customary underwriting policies. The debt charged off on the “bad” loan is not forgiven to the debtor.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding TDRs granted is shown in the following tables (in thousands). All TDRs granted relate to non-covered PCI loans. At September 30, 2013, the Bank had $0.3 million in unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three months ended September 30, 2013	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$333	$333
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$333	$333

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Nine months ended September 30, 2013	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$9,764	$9,764
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	276	276
Secured by residential properties	—	—	905	905
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	500	500
Consumer	—	—	—	—
	$—	$—	$11,445	$11,445

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
September 30, 2013	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$1,099	$1,065	$1,395	$3,559	$1,451,740	$56,831	$1,512,130	$1,118
Unsecured	475	1,339	23	1,837	109,779	1,676	113,292	—
Real estate:
Secured by commercial properties	—	132	—	132	1,004,464	42,077	1,046,673	—
Secured by residential properties	698	20	—	718	270,027	4,636	275,381	—
Construction and land development:
Residential construction loans	—	—	—	—	57,205	—	57,205	—
Commercial construction loans and land development	—	112	—	112	228,434	24,641	253,187	—
Consumer	101	21	10	132	42,861	9,363	52,356	10
	$2,373	$2,689	$1,428	$6,490	$3,164,510	$139,224	$3,310,224	$1,128

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2012	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$7,844	$348	$2,131	$10,323	$1,473,242	$67,967	$1,551,532	$2,000
Unsecured	3	—	—	3	105,339	3,419	108,761	—
Real estate:
Secured by commercial properties	714	—	—	714	868,070	55,519	924,303	—
Secured by residential properties	755	101	—	856	253,027	6,728	260,611	—
Construction and land development:
Residential construction loans	—	—	—	—	47,461	708	48,169	—
Commercial construction loans and land development	63	—	—	63	199,889	32,362	232,314	—
Consumer	84	—	—	84	26,545	77	26,706	—
	$9,463	$449	$2,131	$12,043	$2,973,573	$166,780	$3,152,396	$2,000

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, (iv) net charge-offs, and (v) general economic conditions in the state and local markets.

The Bank utilizes a risk grading matrix to assign a risk grade to each of the loans in its portfolio. A risk rating is assigned based on an assessment of the borrower’s management, collateral position, financial capacity, and economic factors. The general characteristics of the various risk grades are described below.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

September 30, 2013	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,430,645	$6,269	$18,385	$56,831	$1,512,130
Unsecured	111,381	13	222	1,676	113,292
Real estate:
Secured by commercial properties	1,003,771	505	320	42,077	1,046,673
Secured by residential properties	266,949	—	3,796	4,636	275,381
Construction and land development:
Residential construction loans	57,205	—	—	—	57,205
Commercial construction loans and land development	227,192	874	480	24,641	253,187
Consumer	42,950	32	11	9,363	52,356
	$3,140,093	$7,693	$23,214	$139,224	$3,310,224

December 31, 2012	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,476,420	$2,515	$4,630	$67,967	$1,551,532
Unsecured	105,142	200	—	3,419	108,761
Real estate:
Secured by commercial properties	868,784	—	—	55,519	924,303
Secured by residential properties	253,883	—	—	6,728	260,611
Construction and land development:
Residential construction loans	47,461	—	—	708	48,169
Commercial construction loans and land development	199,952	—	—	32,362	232,314
Consumer	26,629	—	—	77	26,706
	$2,978,271	$2,715	$4,630	$166,780	$3,152,396

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

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that the Company will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan or portion thereof is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses. Any subsequent recovery of charged-off loans is added back to the allowance for loan losses. As a result of the PlainsCapital Merger on November 30, 2012, the Bank’s loan portfolio is now designated into two populations: acquired loans and originated loans. The allowance for loan losses is calculated separately for the acquired and originated loans.

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

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At September 30, 2013 and December 31, 2012, there were no material delinquencies in these types of loans.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended September 30, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$13,806	$5,339	$7,050	$42	$26,237
Provision charged to operations	8,879	1,776	6	(3)	10,658
Loans charged off	(3,220)	(53)	(524)	(3)	(3,800)
Recoveries on charged off loans	42	26	2	15	85
Balance, end of period	$19,507	$7,088	$6,534	$51	$33,180

	Commercial and		Construction and
Nine months ended September 30, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,845	$977	$582	$5	$3,409
Provision charged to operations	22,519	6,033	6,323	77	34,952
Loans charged off	(7,314)	(149)	(524)	(74)	(8,061)
Recoveries on charged off loans	2,457	227	153	43	2,880
Balance, end of period	$19,507	$7,088	$6,534	$51	$33,180

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$940	$161	$—	$—	$1,101
Loans collectively evaluated for impairment	1,565,975	1,275,180	285,751	42,993	3,169,899
PCI Loans individually evaluated for impairment	58,507	46,713	24,641	9,363	139,224
	$1,625,422	$1,322,054	$310,392	$52,356	$3,310,224

	Commercial and		Construction and
December 31, 2012	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,588,907	1,122,667	247,413	26,629	2,985,616
PCI Loans individually evaluated for impairment	71,386	62,247	33,070	77	166,780
	$1,660,293	$1,184,914	$280,483	$26,706	$3,152,396

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	16,775	6,810	6,533	51	30,169
PCI Loans individually evaluated for impairment	2,732	278	1	—	3,011
	$19,507	$7,088	$6,534	$51	$33,180

	Commercial and		Construction and
December 31, 2012	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,845	977	582	5	3,409
PCI Loans individually evaluated for impairment	—	—	—	—	—
	$1,845	$977	$582	$5	$3,409

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Covered Assets and Indemnification Asset

As discussed in Note 2 to the consolidated financial statements, the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of FNB in an FDIC-assisted transaction on September 13, 2013. As part of the loss-share agreements entered into by the Bank with the FDIC in connection therewith, the Bank and the FDIC agreed to share the losses on loans and OREO covered under the agreements. The asset arising from the loss-share agreements, which we refer to as the “FDIC Indemnification Asset” is measured separately from the covered loan portfolio because the agreements are not contractually embedded in the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC, approximately ten years following the Bank Closing Date, if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

Covered Loans and Allowance for Covered Loan Losses

Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in our consolidated balance sheets. Covered loans are reported exclusive of the cash flow reimbursements that may be received from the FDIC.

Based on preliminary purchase date valuations, the Bank’s portfolio of acquired covered loans had a fair value of $1.1 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses. Acquired covered loans were preliminarily segregated between those considered to be PCI loans and those deemed performing.

In connection with the FNB Transaction, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. The Company’s accounting policies for acquired covered loans, including covered PCI loans, are consistent with that of acquired non-covered loans, as described in Note 5 to the consolidated financial statements. The Company has established under its PCI accounting policy a framework to aggregate certain acquired covered loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing.

The following table presents the carrying value of the covered loans summarized by portfolio segment at September 30, 2013 (in thousands).

Commercial and industrial	$74,581
Real estate	833,493
Construction and land development	188,505
Consumer	11
Total covered loans	$1,096,590

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans at September 30, 2013 (in thousands).

Carrying amount	$782,560
Oustanding balance	1,082,315

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At September 30, 2013, the preliminary total nonaccretable difference and accretable yield for covered PCI loans were $561.7 million and $226.8 million, respectively. The change in the accretable yield for the covered PCI loans for the period from September 14, 2013 through September 30, 2013 included accretion of the discount on loans of $0.1 million, which was recorded as a component of interest income within the consolidated statements of operations.

Interest income recorded on non-accrual covered loans was nominal. All covered PCI loans are considered to be performing due to the application of the accretion method. Additionally, no acquired covered loans have been modified in a TDR.

An analysis of the aging of the Bank’s covered loan portfolio at September 30, 2013 is shown in the following table (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$54	$—	$—	$54	$28,529	$34,994	$63,577	$—
Unsecured	—	—	—	—	2,854	8,150	11,004	—
Real estate:
Secured by commercial properties	37	—	—	37	80,627	373,849	454,513	—
Secured by residential properties	—	—	—	—	163,514	215,466	378,980	—
Construction and land development:
Residential construction loans	—	—	—	—	6,490	4,651	11,141	—
Commercial construction loans and land development	—	—	—	—	31,914	145,450	177,364	—
Consumer	—	—	—	—	11	—	11	—
	$91	$—	$—	$91	$313,939	$782,560	$1,096,590	$—

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. However, given the short period of time that has elapsed between the Bank Closing Date and September 30, 2013, the Bank’s assessment of individual loan factors and assignment of an internal risk grade to each of the loans in its covered loan portfolio is preliminary.

The Bank’s impairment methodology for the covered loans is consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. To the extent there is experienced or projected credit deterioration on the acquired covered loan pools subsequent to amounts estimated at the previous quarterly recast date, this deterioration will be measured, and a provision for credit losses will be charged to earnings. Additionally, provision for credit losses will be recorded on advances on covered loans subsequent to the acquisition date in a manner consistent with the allowance for non-covered loan losses. These provisions will be partially offset by an increase to the FDIC Indemnification Asset in an amount equal to the FDIC’s loss sharing percentage under the loss-share agreements, which is recognized in noninterest income within the consolidated statement of operations.

There were no specific reserves in the allowance for loan losses related to covered loans at September 30, 2013.

Covered Other Real Estate Owned

At September 30, 2013, covered OREO was $119.7 million. Between the Bank Closing Date and September 30, 2013, the Company sold covered OREO properties with a carrying amount of $1.3 million, substantially at book value.

FDIC Indemnification Asset

At September 30, 2013, the FDIC Indemnification Asset was $190.0 million. The Company recorded accretion of $0.3 million since acquisition, which was included as a component of other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $251.8 million and $253.8 million at September 30, 2013 and December 31, 2012, respectively. The Company initially recorded $230.1 million of goodwill in connection with the PlainsCapital Merger, and used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. The amount of goodwill recorded in connection with the PlainsCapital Merger is not deductible for tax purposes. During the three months ended March 31, 2013, the Company reduced goodwill related to the PlainsCapital Merger by $2.0 million for a purchase accounting adjustment related to the valuation of a capital lease obligation. The Company made no further adjustments to its purchase price allocation.

Other intangible assets of $75.9 million and $77.7 million at September 30, 2013 and December 31, 2012, respectively, include an indefinite lived intangible asset with an estimated fair value of $3.0 million related to state licenses acquired as a part of the NLC acquisition in January 2007. In addition, as discussed in Note 2 to the consolidated financial statements, the Company recorded a $6.4 million preliminary core deposits intangible asset during September 2013 in connection with the FNB Transaction, which will be amortized on an accelerated basis over approximately seven years.

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

8. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2013	2012
Noninterest-bearing demand	$392,404	$323,367
Interest-bearing:
NOW accounts	179,805	106,562
Money market	2,936,579	2,357,109
Brokered - money market	280,354	263,193
Demand	53,558	75,308
Savings	450,723	180,367
Time	2,402,485	1,175,432
Brokered - time	240,254	219,123
	$6,936,162	$4,700,461

The significant increase in deposits at September 30, 2013 as compared to December 31, 2012 is primarily due to the inclusion of $2.2 billion of deposits assumed as a part of the FNB Transaction.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2013	2012
Federal funds purchased	$91,875	$269,625
Securities sold under agreements to repurchase	121,222	85,725
Federal Home Loan Bank notes	—	250,000
Short-term bank loans	92,200	122,900
	$305,297	$728,250

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

Nine Months Ended
September 30, 2013
Average balance during the period	$284,819
Average interest rate during the period	0.19%

	September 30,	December 31,
	2013	2012
Average interest rate at end of period	0.14%	0.22%
Securities underlying the agreements at end of period
Carrying value	$152,808	$122,153
Estimated fair value	$146,197	$122,435

Federal Home Loan Bank (“FHLB”) notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following tables (dollars in thousands).

Nine Months Ended
September 30, 2013
Average balance during the period	$142,274
Average interest rate during the period	0.13%

	September 30,	December 31,
	2013	2012
Average interest rate at end of period	0.00%	0.07%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2013 and December 31, 2012 was 1.09% and 1.16%, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective rate was 33.3% and 35.5% for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012, the Company recorded income tax benefits due to the loss from operations which reflected effective rates of 32.1% and 32.5%, respectively.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. There were no uncertain tax positions at September 30, 2013 and 2012. The Company does not anticipate any significant liabilities for uncertain tax positions to arise in the next twelve months.

The Company files income tax returns in U.S. federal and several U.S. state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. Excluding those entities acquired as a part of the PlainsCapital Merger, the Company has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2010, and is under no federal or state tax audits at September 30, 2013. PlainsCapital has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2010, and is under no federal or state tax audits at September 30, 2013.

For the majority of tax jurisdictions, the Company is no longer subject to federal, state or local income tax examinations by tax authorities for years prior to 2009.

11. Commitments and Contingencies

Legal Matters

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Hilltop and its subsidiaries are a party to various legal actions resulting from our operating activities. These actions consist of litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which is expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows taken as a whole.

Other Contingencies

The mortgage origination segment may be responsible for errors or omissions relating to its representations and warranties that each loan sold meets certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. If determined to be at fault, the mortgage origination segment either repurchases the affected loan from the investor or reimburses the investor’s losses. The mortgage origination segment has established an indemnification liability reserve for such probable losses.

Generally, the mortgage origination segment first becomes aware that an investor believes a loss has been incurred on a sold loan when it receives a written request from the investor to repurchase the loan or reimburse the investor’s losses. Upon completing its review of the investor’s request, the mortgage origination segment establishes a specific claims reserve for the loan if it concludes its obligation to the investor is both probable and reasonably estimable.

An additional reserve has been established for probable investor losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses. Factors considered in the calculation of this reserve include, but are not limited to, the total volume of loans sold exclusive of specific investor requests, actual

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

investor claim settlements and the severity of estimated losses resulting from future claims, and our history of successfully curing defects identified in investor claim requests. While the mortgage origination segment’s sales contracts typically include borrower early payment default repurchase provisions, these provisions have not been a primary driver of investor claims to date, and therefore, are not a primary factor considered in the calculation of this reserve.

At September 30, 2013, and December 31, 2012, the mortgage origination segment’s indemnification liability reserve totaled $21.0 million and $19.0 million, respectively. The provision for indemnification losses was $0.9 million and $2.8 million for the three and nine months ended September 30, 2013, respectively.

The following tables provide for a roll-forward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims Activity - Origination Loan Balance
	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Balance, beginning of period	$46,090	$39,693
Claims made	6,769	25,844
Claims resolved with no payment	(2,338)	(10,751)
Repurchases	(1,597)	(3,917)
Indemnification payments	(542)	(2,487)
Balance, end of period	$48,382	$48,382

	Indemnification Liability Reserve Activity
	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Balance, beginning of period	$20,397	$18,964
Additions for new sales	878	2,834
Repurchases	(120)	(129)
Early payment defaults	(165)	(397)
Indemnification payments	(177)	(701)
Change in estimate	214	456
Balance, end of period	$21,027	$21,027

Reserve for Indemnification Liability:
Specific claims	$12,336
Incurred but not reported claims	8,691
Total	$21,027

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses, due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable.

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover approximately $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC, approximately ten years following the Bank Closing Date, if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

12. Financial Instruments with Off-Balance Sheet Risk

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.2 billion at September 30, 2013 and outstanding standby letters of credit of $37.8 million at September 30, 2013.

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

13. Stock-Based Compensation

Pursuant to the Hilltop Holdings 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Upon the effectiveness of the 2012 Plan in September 2012, no additional awards were permissible under the 2003 Equity Incentive Plan (the “2003 Plan”). In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan.

Effective May 2, 2013, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees a total of 465,000 restricted shares of common stock (“Restricted Stock Awards”) pursuant to the 2012 Plan. These Restricted Stock Awards are subject to service conditions set forth in the grant agreements with associated costs recognized on a straight-line basis over the vesting period. The grant date fair value related to these Restricted Stock Awards was $13.25 per share, resulting in expected compensation expense of $6.2 million. At September 30, 2013, unrecognized compensation expense related to these Restricted Stock Awards was $5.3 million, which will be amortized through March 2016. These Restricted Stock Awards vest on April 1, 2016 and provide for accelerated vesting under certain conditions.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the nine months ended September 30, 2013, the Company granted 6,504 shares of common stock to members of our board of directors as compensation for director services pursuant to the 2012 Plan.

At September 30, 2013, 3,528,496 shares of common stock remain available for issuance pursuant to the 2012 Plan.

Stock options granted on November 2, 2011 pursuant to the 2003 Plan to purchase an aggregate of 600,000 shares of the Company’s common stock (the “Stock Option Awards”) at an exercise price of $7.70 per share were outstanding at September 30, 2013. These Stock Option Awards vest in five equal installments beginning on the grant date, with the remainder vesting on each grant date anniversary through 2015. At September 30, 2013, unrecognized compensation expense related to these Stock Option Awards was $0.2 million, which will be amortized on a straight-line basis through October 2015. Additionally, these Stock Option Awards expire on November 2, 2016.

Compensation expense related to the 2012 Plan and 2003 Plan was $0.6 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, compensation expense related to the plans was $1.1 million and $0.4 million, respectively.

14. Regulatory Matters

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

During September 2013, Hilltop and PlainsCapital contributed capital of $35.0 million and $25.0 million, respectively, to the Bank to provide additional capital in connection with the FNB Transaction.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table shows the Bank’s and Hilltop’s consolidated actual capital amounts and ratios compared to the regulatory minimum capital requirements and the Bank’s regulatory minimum capital requirements needed to qualify as a “well-capitalized” institution (dollars in thousands), without giving effect to the final Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013.

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Tier 1 capital (to average assets):
Bank	$724,382	11.05%	$262,134	4%	$327,668	5%
Hilltop	986,507	13.96%	282,603	4%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	724,382	12.76%	227,101	4%	274,961	6%
Hilltop	986,507	16.56%	238,347	4%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	758,753	13.36%	454,203	8%	567,753	10%
Hilltop	1,021,436	17.14%	476,695	8%	N/A	N/A

December 31, 2012
Tier 1 capital (to average assets):
Bank	$542,307	8.84%	$245,495	4%	$306,869	5%
Hilltop	871,379	13.08%	266,514	4%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	542,307	11.83%	183,308	4%	274,961	6%
Hilltop	871,379	17.72%	196,670	4%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	546,598	11.93%	366,615	8%	458,269	10%
Hilltop	875,670	17.81%	393,340	8%	N/A	N/A

To be considered “adequately capitalized” (as defined) under regulatory requirements, the Bank must maintain minimum Tier 1 capital to total average assets and Tier 1 capital to risk-weighted assets ratios of 4%, and a total capital to risk-weighted assets ratio of 8%. Based on the actual capital amounts and ratios shown in the previous table, the Bank’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

Management continues to evaluate the final Basel III capital rules and their impact, which would apply to reporting periods beginning after January 1, 2015.

Financial Advisory

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3. At September 30, 2013, FSC had net capital of $69.8 million (the minimum net capital requirement was $3.8 million), net capital maintained by FSC was 37% of aggregate debits, and net capital in excess of the minimum requirement was $66.0 million.

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

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2013 or December 31, 2012.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”) and the Government National Mortgage Association (“GNMA”). On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of September 30, 2013, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

Insurance

The statutory financial statements of the Company’s insurance subsidiaries, which are domiciled in the State of Texas, are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas has adopted the National Association of Insurance Commissioners’ (“NAIC”) statutory accounting practices as the basis of its statutory accounting practices with certain differences that are not significant to the insurance company subsidiaries’ statutory equity.

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	September 30,	December 31,
	2013	2012
Capital and surplus:
National Lloyds Insurance Company	$87,723	$94,558
American Summit Insurance Company	24,946	25,761

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Statutory net income (loss):
National Lloyds Insurance Company	$2,645	$(1,759)	$(7,296)	$(9,516)
American Summit Insurance Company	167	(136)	(962)	(706)

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2013, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2012, the most recent date for which the RBC calculation was performed, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required. As of September 30, 2013, management was not aware of any changes in financial condition or structure that would cause the Company’s insurance subsidiaries to not be in compliance with the required RBC ratio.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

15. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”). FSC uses forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to manage risk in certain inventory positions.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments produced net losses of $48.9 million and $14.9 million for the three and nine months ended September 30, 2013, respectively, which were recorded as a component of net gains from sale of loans and other mortgage production income. The change in fair value during the three months ended September 30, 2013, is attributable to a decrease in the volume of IRLC’s and mortgage loans held for sale, which also conversely affected the value of PrimeLending’s mortgage loans held for sale, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale is discussed in Note 3 to the consolidated financial statements. The fair values of FSC’s derivative instruments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of FSC’s derivatives produced net gains of $3.2 million and $8.8 million for the three and nine months ended September 30, 2013, respectively, which were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	September 30, 2013		December 31, 2012
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$798,837	$26,440	$968,083	$15,150
Commitments to purchase MBSs	283,437	7,443	165,128	466
Interest rate swaps	—	—	1,969	25
Commitments to sell MBSs	1,826,399	(29,290)	1,586,930	(1,025)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

16. Balance Sheet Offsetting

Certain financial instruments, including resale and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements.

The following tables present the assets and liabilities subject to an enforceable master netting arrangement, repurchase agreements, or similar agreements with offsetting rights at September 30, 2013 and December 31, 2012 (in thousands).

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2013
Securities Borrowed:
Institutional Counterparties	$100,348	$—	$100,348	$(100,348)	$—	$—
	$100,348	$—	$100,348	$(100,348)	$—	$—

December 31, 2012
Securities Borrowed:
Institutional Counterparties	$103,936	$—	$103,936	$(103,936)	$—	$—
	$103,936	$—	$103,936	$(103,936)	$—	$—

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2013
Securities Loaned:
Institutional Counterparties	$70,769	$—	$70,769	$(70,769)	$—	$—

Repurchase Agreements:
Customer Counterparties	121,222	—	121,222	(121,222)	—	—

Forward MBS Sale Derivatives:
Institutional Counterparties	29,389	(100)	29,289	—	(21,858)	7,431
	$221,380	$(100)	$221,280	$(191,991)	$(21,858)	$7,431

December 31, 2012
Securities Loaned:
Institutional Counterparties	$115,102	$—	$115,102	$(115,102)	$—	$—

Repurchase Agreements:
Customer Counterparties	85,726	—	85,726	(85,726)	—	—

Forward MBS Sale Derivatives:
Institutional Counterparties	2,000	(975)	1,025	—	(249)	776
	$202,828	$(975)	$201,853	$(200,828)	$(249)	$776

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

17. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2013	2012
Receivables:
Securities borrowed	$100,348	$103,936
Securities failed to deliver	21,442	33,045
Clearing organizations	10,842	8,543
Due from dealers	4	40
	$132,636	$145,564

Payables:
Securities loaned	$70,769	$115,102
Correspondents	43,550	41,414
Securities failed to receive	24,888	31,474
Clearing organizations	3,204	—
	$142,411	$187,990

18. Reserves for Unpaid Losses and Loss Adjustment Expenses

Information regarding the reserve for unpaid losses and losses and loss adjustment expenses (“LAE”) are as follows (in thousands).

	Nine Months Ended September 30,
	2013	2012

Balance, beginning of period	$34,012	$44,835
Less reinsurance recoverables	(10,385)	(25,083)
Net balance, beginning of period	23,627	19,752

Incurred related to:
Current period	93,124	90,928
Prior periods	852	821
Total incurred	93,976	91,749

Payments related to:
Current period	(78,742)	(73,267)
Prior periods	(13,623)	(13,194)
Total payments	(92,365)	(86,461)

Net balance, end of period	25,238	25,040
Plus reinsurance recoverables	6,029	20,995
Balance, end of period	$31,267	$46,035

The decrease in the reserves at September 30, 2013 as compared to September 30, 2012 of $14.8 million is primarily due to the significant subsequent payment and recovery of those reinsurance recoverables outstanding at September 30, 2012.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

19. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2013, reinsurance receivables had a carrying value of $7.7 million. There was no allowance for uncollectible accounts at September 30, 2013, based on our quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$44,484	$43,031	$40,899	$40,922	$134,292	$125,520	$126,833	$121,209
Reinsurance assumed	2,058	1,860	1,726	1,520	5,931	5,238	4,830	4,296
Reinsurance ceded	(5,100)	(4,909)	(5,106)	(4,754)	(14,879)	(14,713)	(14,953)	(16,467)
Net premiums	$41,442	$39,982	$37,519	$37,688	$125,344	$116,045	$116,710	$109,038

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss and LAE incurred	$27,558	$31,577	$98,507	$94,022
Reinsurance recoverables	(2,927)	(1,441)	(4,531)	(2,273)
Net loss and LAE incurred	$24,631	$30,136	$93,976	$91,749

Multi-line excess of loss coverage

For all lines of business, NLC has excess of loss reinsurance covering $700,000 in excess of $300,000 retention on losses on any one risk.

Catastrophic coverage

NLC has catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintains an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $50 million in excess of $50 million loss and $40 million ($70 million through June 30, 2013) in excess of $100 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At September 30, 2013, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

20. Segment and Related Information

The Company has four reportable segments that are organized primarily by the core products offered to the segments’ respective customers. The banking segment includes the operations of the Bank. The operations of PrimeLending comprise the mortgage origination segment. The insurance segment is composed of NLC. The financial advisory segment is composed of First Southwest.

Balance sheet amounts for Hilltop and its remaining subsidiaries not discussed in the previous paragraph are included in “All Other and Eliminations.”

As discussed in Note 2 to the consolidated financial statements, the Company acquired PlainsCapital and its subsidiaries on November 30, 2012. Prior to this acquisition, the Company operated as a single segment through its insurance subsidiary, NLC, given the integrated monitoring, control and management of its fire and homeowners insurance business lines.

The following presents certain information about reportable segment revenues, operating results, goodwill and assets (in thousands).

		Mortgage		Financial	All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Eliminations	Consolidated
Three Months Ended September 30, 2013
Net interest income (expense)	$70,230	$(8,907)	$902	$2,682	$6,545	$71,452
Provision for loan losses	10,661	—	—	(3)	—	10,658
Noninterest income	17,156	127,460	42,162	25,709	(6,729)	205,758
Noninterest expense	34,474	115,135	38,795	28,324	(111)	216,617
Income (loss) before income taxes	$42,251	$3,418	$4,269	$70	$(73)	$49,935

		Mortgage		Financial	All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Net interest income (expense)	$206,661	$(32,849)	$2,755	$9,409	$21,162	$207,138
Provision for loan losses	34,927	—	—	25	—	34,952
Noninterest income	41,041	439,246	122,365	77,349	(21,732)	658,269
Noninterest expense	98,484	373,405	135,729	84,887	(497)	692,008
Income (loss) before income taxes	$114,291	$32,992	$(10,609)	$1,846	$(73)	$138,447

September 30, 2013
Goodwill	$207,741	$13,071	$23,988	$7,008	$—	$251,808

Total assets	$8,143,611	$1,212,909	$306,308	$530,959	$(1,100,195)	$9,093,592

December 31, 2012
Goodwill	$209,703	$13,071	$23,988	$7,008	$—	$253,770

Total assets	$6,195,775	$1,548,384	$305,699	$592,017	$(1,355,010)	$7,286,865

21. Earnings (Loss) per Common Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method prescribed by the Earnings Per Share Topic of the ASC. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In May 2013, as discussed in Note 13 to the consolidated financial statements, Hilltop issued Restricted Stock Awards which qualify as participating securities.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. For all periods presented, stock options are the only potentially dilutive non-participating instruments issued by Hilltop. Next, we determine and include in diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings (loss) per share:
Income (loss) applicable to Hilltop common stockholders	$31,831	$(4,048)	$85,144	$(14,414)
Less: income applicable to participating shares	(176)	—	(472)	—
Net earnings (loss) available to Hilltop common stockholders	$31,655	$(4,048)	$84,672	$(14,414)

Weighted average shares outstanding - basic	83,493	56,363	83,490	56,408

Basic earnings (loss) per common share	$0.38	$(0.07)	$1.01	$(0.26)

Diluted earnings (loss) per share:
Income (loss) applicable to Hilltop common stockholders	$31,831	$(4,048)	$85,144	$(14,414)
Add: interest expense on senior exchangeable notes (net of tax)	1,053	—	3,158	—
Net earnings (loss) available to Hilltop common stockholders	$32,884	$(4,048)	$88,302	$(14,414)

Weighted average shares outstanding - basic	83,493	56,363	83,490	56,408
Effect of potentially dilutive securities	6,967	—	6,761	—
Weighted average shares outstanding - diluted	90,460	56,363	90,251	56,408

Diluted earnings (loss) per common share	$0.36	$(0.07)	$0.98	$(0.26)

For each of the three and nine months ended September 30, 2012, the computation of diluted loss per common share did not include 6,208,000 equivalent shares of senior exchangeable notes as the equivalent exchange rate per share was in excess of the average stock prices for the noted periods. Additionally, options to purchase 700,000 shares of Hilltop’s common stock were not included in the computation of diluted loss per common share for each of the three and nine months ended September 30, 2012, as their inclusion would have been anti-dilutive.

22. Recently Issued Accounting Standards

Comprehensive Income (Loss)

In February 2013, the FASB issued an amendment to the Comprehensive Income Topic to improve the reporting of reclassifications out of comprehensive income (loss). The amendments require entities to present, either parenthetically on the face of the financial statements or in a single footnote, the effect of significant reclassifications out of each component of accumulated other comprehensive income (loss) by the respective line items of net income (loss) affected by the reclassification. The amendment became effective for the Company on January 1, 2013, and its adoption did not have any effect on the Company’s consolidated financial statements as the Company had no such reclassifications during the periods presented.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Offsetting Asset and Liabilities

In December 2011, the FASB amended the Balance Sheet Topic of the ASC to require enhanced disclosures about the nature and effect or potential effect of an entity’s rights of setoff associated with its financial and derivative instruments. In January 2013, the FASB issued an update to the amendments, which narrowed the scope of the financial instruments for which the enhanced disclosures are applicable. The amendments became effective for the Company on January 1, 2013, and its adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows. See Note 16 to the consolidated financial statements for the disclosures required by this Topic.

23. Subsequent Event

On October 15, 2013, Hilltop entered into a First Supplemental Indenture pursuant to which Hilltop guaranteed the obligations of HTH Operating Partnership LP, a wholly owned subsidiary of Hilltop (“OP”), under that certain Indenture, dated as of August 9, 2005 (the “Indenture”). OP previously issued $96.6 million aggregate principal amount of its 7.5% Senior Exchangeable Notes due 2025 (the “Notes”) under the Indenture, of which $90.9 million were outstanding as of October 15, 2013, including $6.9 million aggregate principal amount held by Hilltop’s insurance company subsidiaries.

On October 15, 2013, OP called for redemption all outstanding Notes on November 14, 2013 (the “Redemption Date”). The Notes will be redeemed at a redemption price equal to the principal amount of the Notes, plus accrued and unpaid interest up to, but excluding, the Redemption Date.

At any time prior to the Redemption Date, holders may exchange their Notes into shares of Hilltop common stock at the rate of 73.94998 shares per $1,000 principal amount of the Notes (or approximately $13.52 per share). In lieu of delivery of Hilltop common stock upon the exercise of a holder of its exchange right, OP may elect to pay such holder of the Notes an amount in cash (or a combination of Hilltop common stock and cash) in respect of all or a portion of such holder’s Notes equal to the closing price of Hilltop’s common stock for the five consecutive trading days commencing on and including the third business day following the exercise of such exchange right. As of November 8, 2013, such redemptions resulted in the issuance of 2,896,316 shares of Hilltop common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q and the financial information set forth in the tables herein.

Unless the context otherwise indicates, in this Quarterly Report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “FNB” refer to First National Bank, references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company (a wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole and references to “NLC” refer to National Lloyds Corporation, formerly known as NLASCO, Inc., (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole.

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

•                  risks associated with merger and acquisition integration;

•                  our ability to obtain reimbursements for losses on acquired loans under loss-share agreements with the Federal Deposit Insurance Corporation (the “FDIC”); and

•                  our ability to use excess cash in an effective manner, including the execution of successful acquisitions.

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

OUR GENERAL CORPORATE STRUCTURE

We are a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. On November 30, 2012, the Company acquired PlainsCapital Corporation in a stock and cash transaction, whereby PlainsCapital Corporation merged with and into Meadow Corporation, a wholly owned subsidiary of Hilltop, with Meadow Corporation continuing as the surviving entity under the name “PlainsCapital Corporation” (the “PlainsCapital Merger”). Based on Hilltop’s closing stock price on November 30, 2012, the total purchase price was $813.5 million, consisting of 27.1 million shares of common stock, $311.8 million in cash and the issuance of 114,068 shares of Hilltop Non-Cumulative Perpetual Preferred Stock, Series B (“Hilltop Series B Preferred Stock”). The fair market value of assets acquired, excluding goodwill, totaled $6.5 billion, including $3.2 billion of loans, $730.8 million of investment securities and $70.7 million of identifiable intangibles. The fair market value of the liabilities assumed was $5.9 billion, including $4.5 billion of deposits.

Prior to the consummation of the PlainsCapital Merger, our primary operations were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through our wholly owned property and casualty insurance holding company, NLC. NLC operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

On September 13, 2013 (the “Bank Closing Date”), the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets, of FNB from the FDIC, as receiver, and reopened acquired branches of FNB under the “PlainsCapital Bank” name (the “FNB Transaction”). Pursuant to the Purchase and Assumption Agreement (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements whereby the FDIC agreed to share in the losses of certain covered loans and covered other real estate owned (“OREO”) that the Bank acquired. Based on preliminary purchase date valuations, the fair market value of the assets acquired was $2.2 billion, including $1.1 billion in covered loans, $286.2 million in securities, $121.0 million in covered OREO and $45.9 million in non-covered loans. The Bank also assumed $2.2 billion in liabilities, consisting primarily of deposits.

Following the PlainsCapital Merger on November 30, 2012, our primary line of business has been to provide business and consumer banking services from offices located throughout central, north and west Texas through the Bank. The Bank’s subsidiaries have specialized areas of expertise that allow us to provide an array of financial products and services such as mortgage origination and financial advisory services. The acquisition of FNB’s expansive branch network allows the Bank to further develop its Texas footprint through expansion into the Rio Grande Valley, Houston, Corpus Christi, Laredo and El Paso markets, among others.

OVERVIEW

As a result of the PlainsCapital Merger, the operating results of the Company beginning December 1, 2012 include the banking, mortgage origination and financial advisory operations acquired in the PlainsCapital Merger. Accordingly, our operating results and financial condition for the three and nine months ended September 30, 2013 are not comparable to prior periods. Additionally, the presentation of the Company’s historical consolidated financial statements has been modified and certain items have been reclassified to conform to current period presentation, which is more consistent with that of a financial institution that provides an array of financial products and services.

The operations of FNB are included in the Company’s operating results beginning September 14, 2013, and were not significant to the Company’s consolidated statements of operations for the three and nine months ended September 30, 2013. FNB’s results of operations prior to the Bank Closing Date are not included in the Company’s consolidated operating results.

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $207.1 million in net interest income during the nine months ended September 30, 2013, compared with net interest income of $3.7 million during the nine months ended September 30, 2012. The significant increase in net interest income during 2013 was primarily due to $204.6 million in net interest income during the nine months ended September 30, 2013 generated by those operations acquired as part of the PlainsCapital Merger.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)                                     Income from mortgage operations. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2013, we generated $439.1 million in net gains from the sale of loans, other mortgage production income, and mortgage loan origination fees.

(ii)                                  Net insurance premiums earned.  Through our wholly owned insurance subsidiary, NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $116.0 million in net insurance premiums earned during the nine months ended September 30, 2013, compared with $109.0 million during the same period in the prior year.

(iii)                               Investment advisory fees and commissions and securities brokerage fees and commissions.  Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $70.3 million in investment advisory fees and commissions and securities brokerage fees and commissions during the nine months ended September 30, 2013.

In the aggregate, we generated $658.3 million in noninterest income during the nine months ended September 30, 2013, compared with $114.5 million during the same period in the prior year. The significant increase in noninterest income during 2013 was primarily due to the inclusion of the mortgage origination and financial advisory operations that we acquired as a part of the PlainsCapital Merger.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Segment Information

As a result of the PlainsCapital Merger, we have two primary operating business units, PlainsCapital (financial services and products) and NLC (insurance). Within the PlainsCapital unit are three primary wholly owned subsidiaries: the Bank, PrimeLending and First Southwest. Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments that are organized primarily by the core products offered to the segments’ respective customers: banking, mortgage origination, insurance and financial advisory. We anticipate that future revenues will be driven primarily from the banking and mortgage origination segments, with the remainder being generated by our insurance and financial advisory segments. Based on historical results of PlainsCapital Corporation, the relative share of total revenue provided by our banking and mortgage origination segments fluctuates depending on market conditions, and operating results for the mortgage origination segment tend to be more volatile than operating results for the banking segment.

The banking segment includes the operations of the Bank, which, since September 14, 2013, includes the operations acquired in the FNB Transaction. The banking segment primarily provides business and consumer banking products and services from offices located throughout Texas and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income, while also deriving revenue from other sources, including service charges on customer deposit accounts and trust fees.

The mortgage origination segment includes the operations of PrimeLending, which offers a variety of loan products from offices in 42 states and generates revenue predominantly from fees charged on the origination of loans and from selling these loans in the secondary market.

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

Additional information concerning our reportable segments is presented in Note 20, Segment and Related Information, in the notes to our consolidated financial statements. The following tables present certain information about the operating results of our reportable segments (in thousands).

Three Months Ended September 30, 2013	Banking	Mortgage Origination	Insurance	Financial Advisory	All Other and Eliminations	Hilltop Consolidated
Net interest income (expense)	$70,230	$(8,907)	$902	$2,682	$6,545	$71,452
Provision for loan losses	10,661	—	—	(3)	—	10,658
Noninterest income	17,156	127,460	42,162	25,709	(6,729)	205,758
Noninterest expense	34,474	115,135	38,795	28,324	(111)	216,617
Income before income taxes	$42,251	$3,418	$4,269	$70	$(73)	$49,935

		Mortgage		Financial	All Other and	Hilltop
Nine Months Ended September 30, 2013	Banking	Origination	Insurance	Advisory	Eliminations	Consolidated
Net interest income (expense)	$206,661	$(32,849)	$2,755	$9,409	$21,162	$207,138
Provision for loan losses	34,927	—	—	25	—	34,952
Noninterest income	41,041	439,246	122,365	77,349	(21,732)	658,269
Noninterest expense	98,484	373,405	135,729	84,887	(497)	692,008
Income before income taxes	$114,291	$32,992	$(10,609)	$1,846	$(73)	$138,447

Operating Results

The net income applicable to common stockholders for the three months ended September 30, 2013 was $31.8 million, or $0.36 per diluted share, compared to net loss applicable to common stockholders of $4.0 million, or $0.07 per diluted share, for the three months ended September 30, 2012. The net income applicable to common stockholders for the nine months ended September 30, 2013 was $85.1 million, or $0.98 per diluted share, compared to net loss applicable to common stockholders of $14.4 million, or $0.26 per diluted share, for the nine months ended September 30, 2012.

As a result of the PlainsCapital Merger on November 30, 2012, the net income of PlainsCapital is included in the operating results of the Company for the three and nine months ended September 30, 2013. The operations acquired in the FNB Transaction are included in the Company’s operating results beginning September 14, 2013, and were therefore not fully reflected in the Company’s consolidated statement of operations for the three months ended September 30, 2013. FNB’s results of operations prior to the Bank Closing Date are not included in the Company’s consolidated operating results. However, we expect the operations acquired in the FNB Transaction to have a significant effect on the Bank’s operating results beginning in the fourth quarter of 2013.

Certain items included in net income for 2013 resulted from purchase accounting associated with the PlainsCapital Merger and FNB Transaction. During the three months ended September 30, 2013, the pre-tax effects of these items include net accretion on acquired earning assets and liabilities of $15.2 million, offset by amortization of identifiable intangibles of $2.5 million. PlainsCapital also recorded provisions for loan losses related to acquired performing loans of approximately $2.6 million for the three months ended September 30, 2013. The aggregate after tax impact of these items was to increase net income by $6.4 million for the three months ended September 30, 2013. During the nine months ended September 30, 2013, the pre-tax effects of these items include net accretion on acquired earning assets and liabilities of $47.1 million, offset by amortization of identifiable intangibles of $7.4 million. PlainsCapital also recorded provisions for loan losses related to acquired performing loans of approximately $14.9 million for the nine months ended September 30, 2013. The aggregate after tax impact of these items was to increase net income by $15.5 million for the nine months ended September 30, 2013.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Performance Ratios (1):
Return on average stockholders’ equity	10.92%	9.95%
Return on average assets	1.73%	1.63%
Net interest margin (taxable equivalent) (2)	4.45%	4.38%

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

During the three months ended September 30, 2013, the consolidated taxable equivalent net interest margin of 4.45% was impacted by accretion of discount on loans of $15.7 million, amortization of premium on acquired securities of $1.2 million and amortization of premium on acquired time deposits of $0.8 million. The consolidated taxable equivalent net interest margin for the nine months ended September 30, 2013 of 4.38% was impacted by accretion of discount on loans of $49.3 million, amortization of premium on acquired securities of $4.6 million and amortization of premium on acquired time deposits of $2.4 million. As a result of these items, the consolidated taxable equivalent net interest margin increased by 92 basis points and 95 basis points during the three and nine months ended September 30, 2013, respectively.

The table below provides additional details regarding our consolidated net interest income for the three and nine months ended September 30, 2013 (dollars in thousands).

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,451,589	$68,121	6.03%	$4,338,209	$198,220	6.04%
Investment securities - taxable	976,775	7,202	2.97%	958,220	19,594	2.76%
Investment securities - non-taxable (2)	166,789	1,641	3.93%	195,316	5,383	4.29%
Federal funds sold and securities purchased under agreements to resell	36,762	35	0.38%	27,281	91	0.45%
Interest-bearing deposits in other financial institutions	591,581	282	0.19%	636,203	857	0.18%
Other	166,559	2,546	5.66%	162,001	7,660	5.86%
Interest-earning assets, gross	6,390,055	79,827	4.93%	6,317,230	231,805	4.88%
Allowance for non-covered loan losses	(29,042)			(18,884)
Interest-earning assets, net	6,361,013			6,298,346
Noninterest-earning assets	985,793			905,077
Total assets	$7,346,806			$7,203,423

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,877,836	$3,685	0.30%	$4,621,094	$10,541	0.30%
Notes payable and other borrowings	696,472	4,101	2.02%	773,656	12,331	1.82%
Total interest-bearing liabilities	5,574,308	7,786	0.54%	5,394,750	22,872	0.55%
Noninterest-bearing liabilities
Noninterest-bearing deposits	159,244			160,836
Other liabilities	431,529			472,648
Total liabilities	6,165,081			6,028,234
Stockholders’ equity	1,181,165			1,174,512
Noncontrolling interest	560			677
Total liabilities and stockholders’ equity	$7,346,806			$7,203,423

Net interest income (2)		$72,041			$208,933
Net interest spread (2)			4.39%			4.33%
Net interest margin (2)			4.45%			4.38%

(1) Average balance includes non-accrual loans.

(2) Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.6 million and $1.8 million for the three and nine months ended September 30, 2013, respectively.

On a consolidated basis, net interest income increased $70.2 million and $203.4 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. These increases were primarily due to the inclusion of the results of operations of the banking segment, which was acquired in the PlainsCapital Merger on November 30, 2012. Net interest income during the three and nine months ended September 30, 2012 was limited to interest income on securities and interest expense on notes payable of the insurance segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, primarily in the banking segment, was $10.7 million for the three months ended September 30, 2013 and $35.0 million for the nine months ended September 30, 2013. During the three and nine months ended September 30, 2013, the provision for loan losses was comprised of charges relating to newly originated loans and acquired performing loans of approximately $8.4 million and $32.0 million, respectively, and purchased credit impaired (“PCI”) loans of approximately $2.3 million and $3.0 million, respectively.

Consolidated noninterest income increased $166.2 million and $543.8 million during the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The increases in 2013 were primarily due to the inclusion of $153.2 million and $516.6 million during the three and nine months ended September 30, 2013, respectively, of noninterest income generated from the operations of the mortgage origination and financial advisory segments, which were acquired in the PlainsCapital Merger. Consolidated noninterest income during the three and nine months ended September 30, 2013 also included increases in net insurance premiums earned of $2.3 million and $7.0 million, respectively, compared with the same periods in 2012. In addition, the FNB Transaction resulted in the recognition of a pre-tax bargain purchase gain of $3.3 million, which is considered preliminary because management made significant estimates and exercised significant judgment in estimating fair values and accounting for the FNB Transaction due to the short time period between the Bank Closing Date and September 30, 2013.

Our consolidated noninterest expense during the three and nine months ended September 30, 2013 increased $169.8 million and $552.4 million, respectively, compared with the same periods in 2012. The increases primarily resulted from the inclusion of $177.9 million and $556.8 million during the three and nine months ended September 30, 2013, respectively, in employees’ compensation and benefits, occupancy and equipment and other expenses specifically attributable to those segments acquired as a part of the PlainsCapital Merger. The balance of increases in our consolidated noninterest expenses during the three and nine months ended September 30, 2013 were primarily related to loss and LAE and policy acquisition and other underwriting expenses specific to our insurance segment.

Consolidated income tax expense for the three and nine months ended September 30, 2013 was $16.6 million and $49.1 million, respectively, reflecting effective rates of 33.3% and 35.5%, respectively. During the three and nine months ended September 30, 2012, we recorded an income tax benefit, due to losses from operations, of $1.9 million and $7.0 million, respectively, reflecting an effective rate of 32.1% and 32.5%, respectively. The increase in income tax expense during 2013 was due to the operating income generated by PlainsCapital.

Segment Results

Banking Segment

Income before income taxes for the three and nine months ended September 30, 2013 was $42.3 million and $114.3 million, respectively, and was primarily driven by net interest income of $70.2 million and $206.7 million, respectively, partially offset by noninterest expenses of $34.5 million and $98.5 million, respectively, during the three and nine months ended September 30, 2013.

At September 30, 2013, the Bank exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 13.36%, Tier 1 capital to risk weighted assets ratio of 12.76% and a Tier 1 capital to average assets, or leverage, ratio of 11.05%. At September 30, 2013, the Bank was also considered to be “well-capitalized” under regulatory requirements without giving effect to the final Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Performance Ratios (1):
Efficiency ratio (2)	41.04%	40.32%
Return on average assets	1.81%	1.68%
Net interest margin (taxable equivalent) (3)	5.07%	5.16%

(1) The banking segment was acquired in December 2012. Therefore, noted measures for periods prior to 2013 are not useful measures and have been excluded.

(2) Noninterest expenses divided by the sum of total noninterest income and net interest income for the period.

(3) Annualized taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended September 30, 2013, the taxable equivalent net interest margin of 5.07% was impacted by accretion of discount on loans of $15.7 million, amortization of premium on acquired securities of $1.2 million and amortization of premium on acquired time deposits of $0.8 million. The taxable equivalent net interest margin for the nine months ended September 30, 2013 of 5.16% was impacted by accretion of discount on loans of $49.3 million, amortization of premium on acquired securities of $4.6 million and amortization of premium on acquired time deposits of $2.4 million. As a result of these items, the taxable equivalent net interest margin increased by 105 basis points and 112 basis points during the three and nine months ended September 30, 2013, respectively.

The table below provides additional details regarding our banking segment’s net interest income for the three and nine months ended September 30, 2013 (dollars in thousands).

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$3,135,680	$55,918	7.00%	$2,995,848	$163,162	7.20%
Subsidiary warehouse lines of credit	970,323	12,907	5.20%	984,857	41,122	5.51%
Investment securities - taxable	789,451	4,088	2.07%	758,330	10,267	1.81%
Investment securities - non-taxable (2)	154,518	1,430	3.70%	159,671	4,242	4.15%
Federal funds sold and securities purchased under agreements to resell	35,127	25	0.29%	25,111	53	0.28%
Interest-bearing deposits in other financial institutions	371,196	282	0.30%	389,383	806	0.28%
Other	41,798	385	3.68%	34,818	935	3.58%
Interest-earning assets, gross	5,498,093	75,035	5.36%	5,348,018	220,587	5.47%
Allowance for non-covered loan losses	(28,885)			(18,730)
Interest-earning assets, net	5,469,208			5,329,288
Noninterest-earning assets	913,615			840,050
Total assets	$6,382,823			$6,169,338

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,874,003	$3,711	0.30%	$4,591,551	$10,528	0.31%
Notes payable and other borrowings	384,843	324	0.33%	429,727	1,053	0.33%
Total interest-bearing liabilities (3)	5,258,846	4,035	0.30%	5,021,278	11,581	0.31%
Noninterest-bearing liabilities
Noninterest-bearing deposits	214,476			231,849
Other liabilities	22,903			46,597
Total liabilities	5,496,225			5,299,724
Stockholders’ equity	886,598			869,614
Total liabilities and stockholders’ equity	$6,382,823			$6,169,338

Net interest income (2)		$71,000			$209,006
Net interest spread (2)			5.06%			5.16%
Net interest margin (2)			5.07%			5.16%

(1) Average balance includes non-accrual loans.

(2) Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.5 million and $1.5 million for the three and nine months ended September 30, 2013, respectively.

(3) Excludes the allocation of interest income of $0.6 million and $1.8 million and interest expense on Hilltop debt of $0.9 million and $2.7 million for the three and nine months ended September 30, 2013, respectively.

The banking segment’s net interest margin shown above exceeds our consolidated net interest margin. Our consolidated net interest margin includes the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the financial advisory segment, as well as the borrowing costs of Hilltop and PlainsCapital, both of which reduce our consolidated net interest margin. In addition, the banking segment’s interest earning assets include lines of credit extended to subsidiaries, the yields on which increase the banking segment’s net interest margin. Such yields and costs are eliminated from the consolidated financial statements.

The banking segment’s noninterest expenses were $34.5 million and $98.5 million during the three and nine months ended September 30, 2013, respectively, and were primarily comprised of employees’ compensation and benefits, and occupancy expenses.

Mortgage Origination Segment

Income before income taxes for the three and nine months ended September 30, 2013 was $3.4 million and $33.0 million, respectively. Income before income taxes was primarily driven by noninterest income of $127.5 million and $439.2 million, respectively, partially offset by noninterest expense of $115.1 million and $373.4 million, respectively, during the three and nine months ended September 30, 2013. Additionally, net interest expense of $8.9 million and $32.8 million during the three and nine months ended September 30, 2013, respectively, resulted from interest expense on a warehouse line of credit held at the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

PrimeLending originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations (dollars in thousands).

	Three Months Ended	% of	Nine Months Ended	% of
	September 30, 2013	Total	September 30, 2013	Total
Mortgage Loan Originations - units	13,727		44,681

Mortgage Loan Originations - volume	$2,851,627		$9,447,550

Mortgage Loan Originations:
Conventional	$1,841,025	64.56%	$6,017,174	63.69%
Government	856,127	30.02%	2,801,915	29.66%
Jumbo	144,027	5.05%	596,478	6.31%
Other	10,448	0.37%	31,993	0.34%
	$2,851,627	100.00%	$9,447,560	100.00%

Home purchases	$2,342,508	82.15%	$6,330,240	67.00%
Refinancings	509,119	17.85%	3,117,320	33.00%
	$2,851,627	100.00%	$9,447,560	100.00%

Texas	$665,504	23.34%	$2,111,761	22.35%
California	457,812	16.05%	1,683,019	17.81%
North Carolina	138,446	4.86%	494,652	5.24%
Virginia	107,860	3.78%	389,374	4.12%
Florida	117,891	4.13%	344,483	3.65%
Maryland	86,326	3.03%	320,142	3.39%
Arizona	87,739	3.08%	318,473	3.37%
All other states	1,190,049	41.73%	3,785,656	40.07%
	$2,851,627	100.00%	$9,447,560	100.00%

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, we have typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in rates tends to result in increased refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

Beginning in May 2013 and continuing through September 2013, mortgage interest rates increased at a pace that resulted in decreasing the mortgage origination segment’s total loan origination volume during the third quarter of 2013 by approximately 20% when compared to the prior quarter. Home purchases volume of $2.3 billion during the three months ended September 30, 2013 was virtually unchanged from the three months ended June 30, 2013, while refinancing volume decreased from $1.2 billion (33% of total loan origination volume) to $0.5 billion (18% of total loan origination volume) between the same periods. While mortgage interest rates trended downward during the latter part of September, rates at September 30, 2013 approximated those at June 30, 2013. Due to the recent volatility in mortgage interest rates and uncertain consumer confidence, mortgage loan origination volume for the remainder of 2013 may vary from origination trends historically experienced by the mortgage origination segment.

While PrimeLending’s total loan origination volume decreased approximately 20% during the third quarter of 2013 compared to the prior quarter, income before income taxes decreased approximately 81%. Income before income taxes decreased at a greater rate primarily because segment operating costs included in noninterest expenses, including salaries, occupancy, and administrative expenses, were relatively unchanged between the two periods. To address negative trends in loan origination volume resulting from recent changes in interest rates, the mortgage origination segment reduced its non-origination employee headcount by approximately 10% during the third quarter of 2013. Third quarter expenses were not significantly impacted by the headcount reductions, since decreases in employees’ compensation and benefits resulting from the reductions were mostly offset by related severance expense. We anticipate that we will begin to realize the benefits of these reductions during the fourth quarter of 2013. We also made additional headcount reductions that were initiated in the fourth quarter of 2013 and are engaging in other initiatives to reduce operating costs. We expect to begin realizing the benefits of these measures during the fourth quarter of 2013.

Noninterest income of $127.5 million and $439.2 million for the three and nine months ended September 30, 2013, respectively, was comprised of net gains on the sale of loans and other mortgage production income, and mortgage origination fees. Noninterest income for the three months ended September 30, 2013 included $14.5 million of net losses resulting from changes in the fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale, and the related activity associated with forward commitments used by PrimeLending to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The loss was primarily the result of a decrease in the volume of IRLCs and mortgage loans held for sale between June 30 and September 30, 2013.

Noninterest expenses were $115.1 million and $373.4 million for the three and nine months ended September 30, 2013, respectively. Employees’ compensation and benefits accounted for the majority of the costs incurred. Compensation that varies with the volume of mortgage loan originations and overall segment profitability comprised approximately 58% and 61% of the total employees’ compensation and benefits expenses during the three and nine months ended September 30, 2013, respectively. Unreimbursed closing costs during the three and nine months ended September 30, 2013 were $4.4 million and $24.7 million, respectively. PrimeLending records unreimbursed closing costs when it pays a customer’s closing costs in return for the customer choosing to accept a higher interest rate on the customer’s mortgage loan.

Between January 1, 2005, and September 30, 2013, the mortgage origination segment sold mortgage loans totaling $53.2 billion. These loans were sold under sales contracts that generally include provisions which hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2005, it has not experienced, nor does it anticipate experiencing, significant losses on loans originated prior to 2005 as a result of investor claims under these provisions of its sales contracts.

When an investor claim for indemnification of a loan sold is made, we evaluate the claim and determine if the claim can be satisfied through additional documentation or other deliverables. If the claim cannot be satisfied in that matter, we negotiate with the investor to reach a settlement of the claim. Settlements typically result in either the repurchase of a loan or reimbursement to the investor for losses incurred on the loan. Following is a summary of the mortgage origination segments claims resolution activity relating to loans sold between January 1, 2005, and September 30, 2013 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$127,287	0.24%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	165,497	0.31%	21,114	0.04%
	$292,784	0.55%	$21,114	0.04%

(1) Losses incurred include refunded purchased servicing rights.

At September 30, 2013, and December 31, 2012, the mortgage origination segment’s indemnification liability reserve totaled $21.0 million and $19.0 million, respectively. The related provision for indemnification losses was $0.9 million and $2.8 million for the three and nine months ended September 30, 2013, respectively.

Insurance Segment

Income before income taxes was $4.3 million during the three months ended September 30, 2013, compared with a loss before income taxes of $6.0 million during the same period in 2012. Losses before income taxes were $10.6 million and $21.4 million during the nine months ended September 30, 2013 and 2012, respectively. The insurance segment is subject to claims arising out of severe weather, the incidence and severity of which are inherently unpredictable. Generally, the insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

The loss during the nine months ended September 30, 2013 was primarily driven by the severity of three tornado, wind and hail storms during the second quarter of 2013.  Based on estimates of the ultimate cost, two of these storms are now considered catastrophic losses as they exceeded our $8 million reinsurance retention during the three months ended September 30, 2013. The estimate of ultimate losses from these storms totaled $26.5 million at September 30, 2013 with a net effect, after reinsurance, of $21.9 million, resulting in a net cost of $1.0 million for the three months ended September 30, 2013. These net costs compare favorably to the same period in the prior year given our improved containment of expected losses from the weather events in May 2013 at June 30, 2013 compared to prior year activity. This year-over-year improvement contributed to combined ratios of 94.0% and 113.7% for the three and nine months ended September 30, 2013, respectively, compared with 114.2% and 118.6% for the three and nine months ended September 30, 2012, respectively. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of the loss and LAE ratio and the underwriting expense ratio, which are discussed in more detail below.

Noninterest income of $42.2 million during the three months ended September 30, 2013 included net insurance premiums earned of $40.0 million, compared to $37.7 million for the same period in 2012, while noninterest income of $122.4 million during the nine months ended September 30, 2013 included net insurance premiums earned of $116.0 million, compared to $109.0 million for the same period in 2012. The increase in earned premiums during both periods is primarily attributable to volume and, to a lesser extent, rate increases in homeowners and mobile home products.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2013	2012	2013 vs 2012	2013	2012	2013 vs 2012
Direct Insurance Premiums Written:
Homeowners	$21,110	$19,128	$1,982	$61,634	$57,118	$4,516
Fire	14,086	12,712	1,374	42,097	39,809	2,288
Mobile Home	8,098	6,779	1,319	26,827	22,996	3,831
Commercial	1,094	2,160	(1,066)	3,492	6,619	(3,127)
Other	96	120	(24)	242	291	(49)
	$44,484	$40,899	$3,585	$134,292	$126,833	$7,459

Total direct insurance premiums written increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 by $4.7 million and $10.6 million, respectively, for our three largest insurance product lines due to growth in our core insurance products. These decreases were partially offset by decreases of $1.1 million and $3.1 million related to a commercial product line that was non-renewed.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2013	2012	2013 vs 2012	2013	2012	2013 vs 2012
Net Insurance Premiums Earned:
Homeowners	$18,937	$17,561	$1,376	$53,259	$49,104	$4,155
Fire	12,653	11,725	928	36,377	34,223	2,154
Mobile Home	7,320	6,305	1,015	23,182	19,770	3,412
Commercial	987	1,988	(1,001)	3,018	5,690	(2,672)
Other	85	109	(24)	209	251	(42)
	$39,982	$37,688	$2,294	$116,045	$109,038	$7,007

Net insurance premiums earned for the three and nine months ended September 30, 2013 increased as compared to the same period in 2012, primarily due to increases in net insurance premiums written of $3.9 million and $8.6 million, respectively. These increases were offset by an increase in unearned insurance premiums of $1.6 million during the three and nine months ended September 30, 2013 as compared to the same periods in 2012.

Noninterest expenses of $38.8 million and $135.7 million during the three and nine months ended September 30, 2013, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE for the three months ended September 30, 2013 was $24.6 million, as compared to $30.1 million for the same period in 2012, resulting in loss and LAE ratios of 61.6% and 80.0% for the three months ended September 30, 2013 and 2012, respectively. Loss and LAE for the nine months ended September 30, 2013 was $94.0 million, as compared to $91.7 million for the same period in 2012. As a result, the loss and LAE ratio for the nine months ended September 30, 2013 and 2012 was 81.0% and 84.1%, respectively. These year-over-year ratio improvements were primarily a result of growth of earned premium and the improved containment of expected losses from the respective year prior quarter weather events as previously discussed.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations. Included in other underwriting expenses during the nine months ended September 30, 2012 is a $1.7 million write down of a policy administration system NLC was unable to successfully implement. Excluding this prior year write down, the expense ratio for the nine months ended September 30, 2012 would have improved to 32.9%, compared to 32.7% for the same period in 2013.

Policy acquisition and other underwriting expenses were as follows (dollars in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2013	2012	2013 vs 2012	2013	2012	2013 vs 2012
Amortization of deferred policy acquisition costs	$10,418	$9,675	$743	$30,305	$28,821	$1,484
Other underwriting expenses	3,207	3,766	(559)	9,511	10,328	(817)
Total policy acquisition and other underwriting expenses	13,625	13,441	184	39,816	39,149	667
Agency expenses	(652)	(568)	(84)	(1,883)	(1,532)	(351)
Total policy acquisition and other underwriting expenses less agency expenses	$12,973	$12,873	$100	$37,933	$37,617	$316
Net insurance premiums earned	$39,982	$37,688	$2,294	$116,045	$109,038	$7,007
Expense ratio	32.4%	34.2%	-1.8%	32.7%	34.5%	-1.8%

Financial Advisory Segment

Income before income taxes for the three and nine months ended September 30, 2013 were $0.1 million and $1.8 million, respectively. Rising interest rates along with increased volatility in fixed income markets in recent months have resulted in reduced sales of fixed income securities to institutional customers, some trading losses on securities held to support those sales and reduction in financial advisory fee income.

The majority of noninterest income for the three and nine months ended September 30, 2013 of $25.7 million and $77.3 million, respectively, was generated from fees and commissions earned from investment advisory and securities brokerage activities of $22.3 million and $70.3 million, respectively. Additionally, changes in the fair values of derivatives during the three and nine months ended September 30, 2013 produced net gains of $3.2 million and $8.8 million, respectively. Changes in the fair value of the trading portfolio produced gains of $0.2 million during the three months ended September 30, 2013 and losses of $1.7 million during the nine months ended September 30, 2013.

Noninterest expenses were $28.3 million and $84.9 million for the three and nine months ended September 30, 2013, respectively.  Employees’ compensation and benefits and occupancy and equipment accounted for the majority of the costs incurred.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2013 as compared to December 31, 2012.

Securities Portfolio

At September 30, 2013, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities, a note receivable and a warrant. We have the ability to categorize investments as trading, available for sale, and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2013	2012
Trading securities, at fair value	$43,254	$90,113

Securities available for sale, at fair value
U.S. Treasury securities	23,815	7,185
U.S. government agencies:
Bonds	742,663	526,237
Residential mortgage-backed securities	63,788	18,893
Collateralized mortgage obligations	130,534	97,924
Corporate debt securities	78,361	87,177
States and political subdivisions	158,818	175,759
Commercial mortgage-backed securities	804	1,073
Equity securities	20,996	20,428
Note receivable	48,487	44,160
Warrant	11,115	12,117
Total securities portfolio	$1,322,635	$1,081,066

We had net unrealized losses of $26.5 million and net unrealized gains of $12.5 million related to the available for sale investment portfolio at September 30, 2013 and December 31, 2012, respectively. The significant increase in the net unrealized loss position of our available for sale investment portfolio during 2013 was due to effects of an increase in market interest rates since May that resulted in a decrease in the fair value of our debt securities.

Hilltop

Available for sale securities at September 30, 2013 include Hilltop’s note receivable and warrant with SWS Group, Inc. of $59.6 million and equity securities of $8.2 million representing those shares of SWS common stock held by Hilltop.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2013, the banking segment’s securities portfolio of $1.1 billion was comprised of trading securities of $21.3 million and available for sale securities of $1.1 billion. The banking segment’s portfolio at September 30, 2013 included available for sale securities acquired in connection with the FNB Transaction with a book value of $193.6 million. Subsequent to September 30, 2013, securities acquired in the FNB Transaction with a book value of $130.3 million were sold.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At September 30, 2013, the insurance segment’s securities portfolio was comprised of $133.3 million in available for sale securities.

Financial Advisory Segment

Our financial advisory segment holds securities to support sales, underwriting and other customer activities. Because FSC is a broker-dealer, it is required to carry its securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, FSC classifies its securities portfolio of $22.0 million as trading.

Non-Covered Loan Portfolio

Consolidated non-covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
September 30, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$1,566,915	$58,507	$1,625,422
Real estate	1,275,341	46,713	1,322,054
Construction and land development	285,751	24,641	310,392
Consumer	42,993	9,363	52,356
Loans, gross	3,171,000	139,224	3,310,224
Allowance for loan losses	(30,169)	(3,011)	(33,180)
Loans, net of allowance	$3,140,831	$136,213	$3,277,044

	Loans, excluding	PCI	Total
December 31, 2012	PCI Loans	Loans	Loans
Commercial and industrial	$1,588,907	$71,386	$1,660,293
Real estate	1,122,667	62,247	1,184,914
Construction and land development	247,413	33,070	280,483
Consumer	26,629	77	26,706
Loans, gross	2,985,616	166,780	3,152,396
Allowance for loan losses	(3,409)	—	(3,409)
Loans, net of allowance	$2,982,207	$166,780	$3,148,987

Banking Segment

The non-covered loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $4.2 billion and $4.1 billion at September 30, 2013 and December 31, 2012, respectively. The banking segment’s non-covered loan portfolio includes a $1.3 billion warehouse line of credit extended to PrimeLending, of which $0.9 billion was drawn at September 30, 2013, and is eliminated from net loans on our consolidated balance sheets. Prior to September 2013, this warehouse line of credit had $1.6 billion of availability, of which $1.3 billion was drawn at December 31, 2012.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At September 30, 2013, the banking segment’s only non-covered loan concentration (loans to borrowers engaged in similar activities) that exceeded 10% of its total non-covered loans was non-construction commercial real estate loans within our non-covered real estate portfolio. At September 30, 2013, non-construction commercial real estate loans were 31.46% of the banking segment’s total non-covered loans. The banking segment’s non-covered loan concentrations were within regulatory requirements at September 30, 2013.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $1.0 billion and $1.4 billion at September 30, 2013 and December 31, 2012, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are as follows (in thousands).

	September 30,	December 31,
	2013	2012
Loans held for sale:
Unpaid principal balance	$1,002,490	$1,359,829
Fair value adjustment	43,662	40,908
	$1,046,152	$1,400,737

Pipeline loans:
Unpaid principal balance	$695,183	$968,083
Fair value adjustment	25,524	15,150
	$720,707	$983,233

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents.  These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as FSC’s internal policies. The financial advisory segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $286.7 million and $277.0 million at September 30, 2013 and December 31, 2012, respectively. This increase was primarily attributable to increased borrowings in margin accounts held by FSC customers and correspondents.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction are subject to loss-share agreements with the FDIC and are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank for: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC, approximately ten years following the Bank Closing Date, if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

The Bank acquired loans both with and without evidence of credit quality deterioration since origination. Based on preliminary purchase date valuations, the banking segment’s portfolio of acquired covered loans had a fair market value of $1.1 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses. Given the short period of time that has elapsed since the Bank Closing Date, significant estimates and assumptions were used to preliminarily value the covered loan portfolio and the fair value of the covered loans shown at September 30, 2013 is equal to its carrying value.

Covered loans summarized by portfolio segment at September 30, 2013 are as follows (in thousands).

Commercial and industrial	$74,581
Real estate	833,493
Construction and land development	188,505
Consumer	11
Total covered loans	$1,096,590

At September 30, 2013, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were construction and land development loans, non-construction residential real estate loans, and non-construction commercial real estate loans. At September 30, 2013, construction and land development loans, non-construction residential real estate loans, and non-construction commercial real estate loans were 22.53%, 27.26% and 36.56%, respectively, of the banking segment’s total covered loans. The banking segment’s covered loan concentrations were within regulatory requirements at September 30, 2013.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in our existing non-covered and covered loan portfolios. Our management has responsibility for determining the level of the allowance for loan losses, subject to review by the Audit Committee of our Board of Directors and the Loan Review Committee of the Bank’s Board of Directors.

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

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At September 30, 2013, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at September 30, 2013, additional provisions for losses on existing loans may be necessary in the future. Within our non-covered portfolio, we recorded net charge-offs in the amount of $3.7 million and $5.2 million for the three and nine months ended September 30, 2013, respectively. Our allowance for non-covered loan losses totaled $33.2 million and $3.4 million at September 30, 2013 and December 31, 2012, respectively. The ratio of the allowance for non-covered loan losses to total non-covered loans held for investment at September 30, 2013 and December 31, 2012 was 1.00% and 0.11%, respectively. There were no specific reserves in the allowance for loan losses related to covered impaired loans at September 30, 2013.

In connection with the PlainsCapital Merger and the FNB Transaction, we acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Given the short period of time that has elapsed since the Bank Closing Date, significant estimates and assumptions were used to preliminarily value the covered loan portfolio and the fair value of the covered loans shown at September 30, 2013 is equal to its carrying value.

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for non-covered loan losses, primarily in the banking segment, was $10.7 million and $35.0 million for the three and nine months ended September 30, 2013, respectively.

The following table presents the activity in our allowance for non-covered loan losses for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment, which was acquired as a part of the PlainsCapital Merger.

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Balance, beginning of period	$26,237	$3,409
Provisions charged to operating expenses	10,658	34,952
Recoveries of non-covered loans previously charged off:
Commercial and industrial	42	2,457
Real estate	26	227
Construction and land development	2	153
Consumer	15	43
Total recoveries	85	2,880
Non-covered loans charged off:
Commercial and industrial	3,220	7,314
Real estate	53	149
Construction and land development	524	524
Consumer	3	74
Total charge-offs	3,800	8,061
Net charge-offs	(3,715)	(5,181)
Balance, end of period	$33,180	$33,180

The distribution of the allowance for non-covered loan losses among non-covered loan types and the percentage of the non-covered loans for that type to gross non-covered loans, excluding unearned income, are presented in the table below (dollars in thousands).

	September 30, 2013		December 31, 2012
		% of		% of
		Gross		Gross
		Non-Covered		Non-Covered
	Reserve	Loans	Reserve	Loans
Commercial and industrial	$19,507	49.10%	$1,845	52.67%
Real estate (including construction and land development)	13,622	49.32%	1,559	46.48%
Consumer	51	1.58%	5	0.85%
Total	$33,180	100.00%	$3,409	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Within our non-covered loan portfolio at September 30, 2013, we had five credit relationships totaling $7.7 million of potential problem loans, which are assigned a grade of special mention within our risk grading matrix. At December 31, 2012, we had four credit relationships totaling $2.7 million of non-covered potential problem loans. Given the short period of time that has elapsed since the Bank Closing Date, the Bank’s ongoing review of potential problem loans acquired in the FNB Transaction and the resulting determination of internal risk grades remains outstanding at September 30, 2013.

Non-Performing Assets

The following table presents our components of non-covered non-performing assets (dollars in thousands).

	September 30,	December 31,
	2013	2012
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$16,122	$—
Real estate	4,691	1,756
Construction and land development	1,073	—
Consumer	—	—
	$21,886	$1,756

Non-covered non-performing loans as a percentage of total non-covered loans	0.50%	0.04%

Non-covered other real estate owned	$6,989	$11,098

Other repossessed assets	$1,601	$557

Non-covered non-performing assets	$30,476	$13,411

Non-covered non-performing assets as a percentage of total assets	0.34%	0.18%

Non-covered loans past due 90 days or more and still accruing	$1,128	$2,000

Troubled debt restructurings included in accruing non-covered loans	$1,180	$—

At September 30, 2013, total non-covered non-performing assets increased $17.1 million to $30.5 million, compared with $13.4 million at December 31, 2012, primarily due to an increase in non-covered non-accrual PCI loans of $18.1 million. Non-covered non-performing loans totaled $21.9 million at September 30, 2013 and $1.8 million at December 31, 2012. At September 30, 2013, non-covered non-accrual loans included 13 commercial and industrial relationships with loans totaling $15.9 million secured by accounts receivable, inventory and equipment, and a total of $0.2 million in lease financing receivables. Non-covered non-accrual loans at September 30, 2013 also included $4.7 million characterized as real estate loans, including five commercial real estate loan relationships totaling $2.0 million and loans secured by residential real estate totaling $2.7 million, substantially all of which were classified as loans held for sale, as well as construction and land development loans of $1.1 million. At December 31, 2012, non-covered non-accrual loans of $1.8 million included real estate loans secured by residential real estate and classified as loans held for sale. Non-covered OREO decreased $4.1 million to $7.0 million at September 30, 2013, compared with $11.1 million at December 31, 2012. The decrease was primarily due to the disposal of two properties totaling $2.5 million. At September 30, 2013, non-covered OREO included commercial properties of $6.7 million, commercial real estate property consisting of parcels of unimproved land of $0.2 million and residential lots under development of $0.1 million.

At September 30, 2013, troubled debt restructurings (“TDRs”) totaled $11.4 million, all of which relate to modifications of non-covered PCI loans. These TDRs were comprised of $1.2 million of non-covered PCI loans that are considered to be performing due to the application of the accretion method and non-covered non-performing PCI loans of $10.2 million for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. At September 30, 2013, covered OREO was $119.7 million and included commercial properties of $72.1 million, commercial real estate property consisting of parcels of unimproved land of $25.8 million and residential lots under development of $21.8 million.

Reserve for Unpaid Losses and Loss Adjustment Expenses

At September 30, 2013 and December 31, 2012, our reserves for unpaid losses and LAE were $31.3 million and $34.0 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance.

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

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	September 30, 2013		December 31, 2012
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$305,297	0.36%	$728,250	0.33%
Notes payable	140,111	6.58%	141,539	5.89%
Junior subordinated debentures	67,012	3.61%	67,012	3.53%
	$512,420	1.79%	$936,801	1.40%

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $423.0 million decrease in short-term borrowings at September 30, 2013 compared with December 31, 2012 included decreases of $250.0 million in borrowings at the FHLB and $177.8 million in federal funds purchased. These decreases were primarily the result of lower funding requirements due to a reduction in our mortgage origination segment’s balance on its warehouse line of credit with the Bank. Notes payable is comprised of 7.50% Senior Exchangeable Notes due 2025 (the “Notes”) at HTH Operating Partnership LP (“OP”), a wholly owned subsidiary of Hilltop, which were called for redemption on October 15, 2013, insurance segment term notes and nonrecourse notes owed by First Southwest.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets with a combined value of $9.1 billion at September 30, 2013. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making acquisitions. At September 30, 2013, Hilltop had approximately $177 million in freely available cash and cash equivalents. This decrease from the $205 million balance at June 30, 2013 primarily resulted from Hilltop’s $35 million capital investment in our subsidiary, PlainsCapital Bank, to provide additional capital in connection with the FNB Transaction on September 13, 2013. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. The current short-term liquidity needs of Hilltop include operating expenses, debt service and dividends on preferred stock.

On October 15, 2013, OP called for redemption all of its outstanding Notes on November 14, 2013 (the “Redemption Date”). At October 15, 2013, OP had $90.9 million in aggregate principal amount of Notes outstanding, including $6.9 million aggregate principal amount held by our insurance company subsidiaries. The Notes will be redeemed at a redemption price equal to the principal amount of the Notes, plus accrued and unpaid interest up to, but excluding, the Redemption Date.

At any time prior to the Redemption Date, holders may exchange their Notes into shares of Hilltop common stock at the rate of 73.94998 shares per $1,000 principal amount of the Notes (or approximately $13.52 per share). In lieu of delivery of Hilltop common stock upon the exercise of a holder of its exchange right, OP may elect to pay such holder of the Notes an amount in cash (or a combination of Hilltop common stock and cash) in respect of all or a portion of such holder’s Notes equal to the closing price of Hilltop’s common stock for the five consecutive trading days commencing on and including the third business day following the exercise of such exchange right. As of November 8, 2013, such redemptions resulted in the issuance of 2,896,316 shares of Hilltop common stock. As of November 8, 2013, Notes with an aggregate principal amount of $51.7 million remained outstanding, including $6.9 million of Notes held by our insurance company subsidiaries.

During September 2013, Hilltop and PlainsCapital contributed capital of $35.0 million and $25.0 million, respectively, to the Bank to provide additional capital in connection with the FNB Transaction.

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

As a result of the PlainsCapital Merger, the outstanding shares of PlainsCapital Corporation’s Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Department of the Treasury, were converted on a one-for-one basis into shares of Hilltop Series B Preferred Stock. Holders of the Hilltop Series B Preferred Stock are entitled to noncumulative cash dividends at a fluctuating dividend rate based on the Bank’s level of “qualified small business lending” (“QSBL”). The terms of our Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuates while the Hilltop Series B Preferred Stock is outstanding based upon changes in the level of QSBL by the Bank from its historical average level of QSBL at the end of each of the four quarters leading up to June 30, 2010 (the “Baseline”). Until March 2016, the dividend rate will generally decrease if we increase our level of QSBL from the Baseline and increase if we decrease our level of QSBL from the Baseline, subject to certain limitations described in the Articles Supplementary governing Hilltop’s Series B Preferred Stock. The shares of Hilltop Series B Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference, and qualify as Tier 1 Capital for regulatory purposes. At September 30, 2013 and December 31, 2012, $114.1 million of our Series B Preferred Stock was outstanding. During the three months ended September 30, 2013, we accrued dividends of $1.1 million on the Hilltop Series B Preferred Stock.

The dividend rate on the Hilltop Series B Preferred Stock was 3.974% for the three months ended September 30, 2013. The dividend rate for the period from October 1, 2013 to December 31, 2013 increased to 4.706% due to a decrease in the level of QSBL at June 30, 2013, relative to the Baseline. Subject to the approval of Treasury, we expect the dividend rate for the period from January 1, 2014 to March 26, 2016 to be 5.000%.  In addition, beginning on January 1, 2014 and on all dividend payment dates thereafter ending on April 1, 2016, if the Bank fails to increase its level of QSBL compared to the Baseline, we will be required to pay a quarterly lending incentive fee of 0.5% of the liquidation value of the Hilltop Series B Preferred Stock.

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover approximately $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries.  The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC, approximately ten years following the Bank Closing Date, if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

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

At September 30, 2013, Hilltop exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 17.14%, Tier 1 capital to risk weighted assets ratio of 16.56% and a Tier 1 capital to average assets, or leverage, ratio of 13.96%. At September 30, 2013, the Bank was also considered to be “well-capitalized” under regulatory requirements.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $1.0 billion at September 30, 2013, an increase of $289.8 million from $726.5 million at December 31, 2012. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash provided by operations during the nine months ended September 30, 2013 was $462.7 million, an increase in cash flow of $476.0 million compared with the same period in 2012. Cash provided by operations increased primarily due to the PlainsCapital Merger on November 30, 2012 and inclusion of operating activities of the banking, mortgage origination and financial advisory segments during the nine months ended September 30, 2013.

Cash provided by our investment activities during the nine months ended September 30, 2013 was $257.5 million, including $362.7 million in net cash from the FNB Transaction, partially offset by $49.3 million for the origination of loans held for investment and net purchases of securities for our investment portfolio of $43.4 million. Proceeds from investment portfolio activity provided $10.3 million during the nine months ended September 30, 2012.

Cash used in financing activities during the nine months ended September 30, 2013 was $430.3 million, an increase in cash used of $429.2 million compared with the same period in 2012. This increase in cash used was due primarily to the PlainsCapital Merger on November 30, 2012 and the inclusion of financing activities of the banking segment for the nine months ended September 30, 2013.

We had deposits of $6.9 billion at September 30, 2013, an increase of $2.2 billion compared with December 31, 2012. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. In particular, our deposits at September 30, 2013 increased compared to our deposits at December 31, 2012 primarily due to the inclusion of assumed FNB Transaction deposits within the banking segment. At September 30, 2013, money market deposits, including brokered deposits, were $3.2 billion, time deposits, including brokered deposits, were $2.6 billion, and noninterest bearing demand deposits were $392.4 million.

Our 15 largest depositors, excluding Hilltop and our indirect wholly owned subsidiary, First Southwest, accounted for 13.25% of our total deposits, and our five largest depositors, excluding First Southwest, accounted for 8.09% of our total deposits at September 30, 2013. The loss of one or more of our largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.3 billion maintained with the Bank. At September 30, 2013, PrimeLending had outstanding borrowings of $0.9 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market with servicing released, although it may retain servicing in certain circumstances. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million. At September 30, 2013, PrimeLending had no borrowings under the JPMorgan Chase line of credit.

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with three unaffiliated banks of up to $255.0 million, which are used to finance securities owned, securities held for correspondent accounts and receivables in customer margin accounts. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At September 30, 2013, FSC had borrowed $92.2 million under these credit arrangements.

Our insurance operating subsidiary’s primary investment objectives is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash, and short-term investments of $193.0 million, or 93.8%, and equity investments of $12.8 million comprised NLC’s $205.8 million in total investments at September 30, 2013. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo and an investment management agreement with DTF Holdings, LLC.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain policies as being significant because they involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. These policies relate to Allowance for Loan Losses, Reserve for Losses and Loss Adjustment Expenses, Goodwill and Identifiable Intangible Assets, Loan Indemnification Liability and Acquisition Accounting. Since December 31, 2012, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in the Company’s 2012 Annual Report on Form 10-K, except as follows.

FDIC Indemnification Asset

We have elected to account for amounts receivable under the loss-share agreements as an indemnification asset (the “FDIC Indemnification Asset”) in accordance with FASB ASC 805. The FDIC Indemnification Asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into noninterest income within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered OREO. Any increases in cash flow of the covered assets over those expected will reduce the FDIC Indemnification Asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC Indemnification Asset. Any amortization of changes in value is limited to the contractual terms of the loss-share agreements. Increases and decreases to the FDIC Indemnification Asset are recorded as adjustments to noninterest income within the consolidated statements of operations over the life of the loss-share agreements.

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

Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods. The interest rate sensitivity analysis in the table below reflects changes in banking segment earnings and costs resulting from changes in assets and liabilities on September 30, 2013 that will either be repriced in accordance with market rates, mature or are estimated to mature early within the periods indicated. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

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

	September 30, 2013
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,631,597	$550,782	$682,791	$255,826	$946,766	$5,067,762
Securities	527,138	58,934	152,473	44,282	304,956	1,087,783
Federal funds sold and securities purchased under agreements to resell	40,086	—	—	—	—	40,086
Other interest sensitive assets	535,348	—	—	—	—	535,348
Total interest sensitive assets	3,734,169	609,716	835,264	300,108	1,251,722	6,730,979

Interest sensitive liabilities:
Interest bearing checking	$2,137,981	$—	$—	$—	$—	$2,137,981
Savings	450,723	—	—	—	—	450,723
Time deposits	856,605	1,093,315	562,777	92,000	38,042	2,642,739
Notes payable & other borrowings	213,261	505	1,437	771	5,474	221,448
Total interest sensitive liabilities	3,658,570	1,093,820	564,214	92,771	43,516	5,452,891

Interest sensitivity gap	$75,599	$(484,104)	$271,050	$207,337	$1,208,206	$1,278,088

Cumulative interest sensitivity gap	$75,599	$(408,505)	$(137,455)	$69,882	$1,278,088

Percentage of cumulative gap to total interest sensitive assets	1.12%	-6.07%	-2.04%	1.04%	18.99%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on market value of portfolio equity for the banking segment at September 30, 2013 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Market Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$(47,898)	-16.29%	$73,287	6.30%
+200	$(36,696)	-12.48%	$47,974	4.13%
+100	$(26,052)	-8.86%	$19,588	1.69%
-50	$9,506	3.23%	$(20,748)	-1.78%

The projected changes in net interest income and market value of equity to changes in interest rates at September 30, 2013 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

At September 30, 2013, total notes payable outstanding on our consolidated balance sheet was $140.1 million, and was comprised of $83.9 million of indebtedness subject to fixed interest rates and $56.2 million subject to variable interest rates. If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have excluded from our evaluation the internal control over financial reporting of the assets acquired and liabilities assumed of FNB on September 13, 2013. The total assets and total income before income taxes of the excluded business represent $2.3 billion and $1.2 million, respectively, of the related consolidated financial statement amounts as of and for the nine months ended September 30, 2013.

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

Item 1A. Risk Factors.

Loans acquired in the FNB transaction may not be covered by the loss-share agreements if the FDIC determines that we have not adequately managed these loans.

Under the terms of the loss-share agreements we entered into with the FDIC in connection with the FNB transaction, the FDIC is obligated to reimburse us for the following losses on covered loans: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. Although the FDIC has agreed to reimburse us for the substantial portion of losses on covered loans, the FDIC has the right to refuse or delay payment for loan losses if we do not manage covered loans in accordance with the loss-share agreements. In addition, reimbursable losses are based on the book value of the relevant loans as determined by the FDIC as of the effective dates of the transactions. The amount that we realize on these loans could differ materially from the carrying value that will be reflected in our consolidated financial statements, based upon the timing and amount of collections on the covered loans in future periods. Any losses we experience in the assets acquired in the FNB transaction that are not covered under the loss-share agreements could have an adverse effect on our results of operations and financial condition.

In addition, in accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC, approximately ten years following the Bank Closing Date, if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

Income that we recognized as a bargain purchase gain in connection with the FNB Transaction is based upon a preliminary valuation and is subject to change.

In September 2013, we assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets, of FNB from the FDIC in the FNB Transaction. We acquired approximately $2.2 billion in assets and assumed $2.2 billion in liabilities in the FNB Transaction. The FNB Transaction was accounted for under the purchase method of accounting. Based upon a preliminary valuation, we recorded a bargain purchase gain totaling $3.3 million as a result of the FNB Transaction, which was included as a component of noninterest income in our consolidated statement of operations for the three and nine months ended September 30, 2013. The amount of the gain was equal to the amount by which the estimated fair value of assets purchased exceeded the estimated fair value of liabilities assumed. The bargain purchase gain resulting from the FNB Transaction was a one-time, extraordinary gain that is not expected to be repeated in future periods. As we complete our purchase accounting, we may revise our estimates, which could result in the recognition of additional bargain purchase gain, which would be recorded as noninterest income, or the recognition of less or no bargain purchase gain, in which case we would reduce noninterest income and may be required to record goodwill that would be subject to an ongoing impairment analysis.

Income that we recognize in connection with the purchase discount accretion of the credit-impaired loans acquired in the PlainsCapital Merger and the FNB Transaction and accounted for under ASC 310-30 could be volatile in nature and have significant effects on reported net income.

In connection with the PlainsCapital Merger and the FNB Transaction, we acquired loans at a discount of $146.6 million and $337.6 million, respectively. The PlainsCapital Merger and the FNB Transaction were each accounted for under the purchase method of accounting. Accordingly, these discounts are amortized and accreted to interest income on a monthly basis. The effective yield and related discount accretion on credit-impaired loans is initially determined at the acquisition date based upon estimates of the timing and amount of future cash flows as well as the amount of credit losses that will be incurred. These estimates are updated quarterly. In future periods, if actual historical results combined with future projections of these factors (amount, timing, or credit losses) differ from the initial projections, the effective yield and the amount of discount recognized will change. Volatility may increase as the variance of actual results from initial projections increases. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. Accretion of $49.2 million on loans purchased at a discount in the PlainsCapital Merger was recorded as interest income during the nine months ended September 30, 2013, and accretion of $0.1 million on loans purchased at a discount in the FNB Transaction was recorded as interest income from September 14, 2013 to September 30, 2013. As of September 30, 2013, the balance of the carrying value of our discount on loans in the aggregate was $425.8 million.

We may fail to realize all of the anticipated benefits of the PlainsCapital Merger or the FNB Transaction.

The success of the PlainsCapital Merger and the FNB Transaction will depend, in part, on our ability to successfully integrate PlainsCapital Corporation’s and FNB’s respective operations with our own. Achieving the anticipated cost savings and financial benefits of the PlainsCapital Merger and the FNB Transaction will depend in part on whether we integrate PlainsCapital Corporation’s and FNB’s respective operations in an efficient and effective manner. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees. In addition, the integration of certain operations will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. With respect to the FNB Transaction, there could also be difficulties in complying with the technical requirements of the loss-share agreements with the FDIC, which could result in acquired assets losing their coverage thereunder. Any inability to realize the full extent, or any, of the anticipated cost savings and financial benefits of the PlainsCapital Merger and the FNB Transaction, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which could affect our financial condition and cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the FNB Transaction and contribute to a decrease in the price of our common stock.

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

In addition, the Federal Reserve Board published an interim final rule in September 2013 that clarifies how companies should incorporate the Basel III regulatory capital reforms into their capital and business projections during the next cycle of capital plan submissions and stress tests. For companies and their subsidiary banks with between $10.0 billion and $50.0 billion in total consolidated assets, the initial capital planning and stress testing cycle began on October 1, 2013 and continues through the fourth quarter of 2015, which overlaps with the implementation of the Basel III capital reforms beginning on January 1, 2015. At September 30, 2013, Hilltop and the Bank had approximately $9.1 billion and $8.6 billion, respectively, in total consolidated assets. Accordingly, Hilltop and the Bank are not subject to this capital planning and stress testing cycle. If we grow to have more than $10.0 billion in assets through additional acquisitions or organic growth, we may become subject to future capital planning and stress testing cycles, which would likely increase our cost of regulatory compliance. Management continues to study the implementation of Basel III regulatory capital reforms and stress testing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of November 8, 2013, Hilltop has issued 2,896,316 shares of common stock in exchange for $39.2 million aggregate principal amount of the Notes tendered for exchange (the “Exchanges”). The Exchanges were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), as the shares of common stock were issued to existing holders of securities guaranteed by the Company and no commission or other remuneration was paid or given for soliciting the Exchanges.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: November 12, 2013	By:	/s/ Darren Parmenter
Darren Parmenter
Senior Vice President — Finance (Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1

Purchase and Assumption Agreement — Whole Bank, All Deposits, dated as of September 13, 2013, by and among the Federal Deposit Insurance Corporation, receiver of First National Bank, Edinburg, Texas, PlainsCapital Bank and the Federal Deposit Insurance Corporation (filed as Exhibit 2.1to the Registrant’s Current Report on Form 8-K filed on September 19, 2013 (File No. 001-31987) and incorporated herein by reference).

10.1

First Supplemental Indenture, dated October 15, 2013, by and among HTH Operating Partnership LP, as issuer, Hilltop Holdings Inc., as guarantor, and U.S. Bank National Association, as trustee (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 17, 2013 (File No. 001-31987) and incorporated herein by reference).

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