Form 10-K
period 2013-12-31
Hilltop Holdings Inc.
filed 2014-03-03
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2013, was approximately $1.1 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 28, 2014 was 90,177,991.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2014 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

Unless the context otherwise indicates, all references in this Annual Report to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “FNB” refer to First National Bank, references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company (a wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, and references to “NLC” refer to National Lloyds Corporation, formerly known as NLASCO, Inc., (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole.

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our proposal to acquire SWS Group, Inc. (“SWS”), our revenue, our liquidity and sources of funding, market trends, operations and business, expectations concerning mortgage loan origination volume, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of loans are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us.  If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

•                  risks associated with merger and acquisition integration;

•                  our ability to estimate loan losses;

•                  changes in the default rate of our loans;

•                  risks associated with concentration in real estate related loans;

•                  our ability to obtain reimbursements for losses on acquired loans under loss-share agreements with the Federal Deposit Insurance Corporation (the “FDIC”);

•                  changes in general economic, market and business conditions in areas or markets where we compete;

•                  severe catastrophic events in our geographic area;

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

•                  approval of new, or changes in, accounting policies and practices;

•                  changes in key management;

•                  competition in our banking, mortgage origination, financial advisory and insurance segments from other banks and financial institutions as well as insurance companies, mortgage bankers, investment banking and financial advisory firms, asset-based non-bank lenders and government agencies;

•                  risks related to our proposal to acquire SWS;

•                  failure of our insurance segment reinsurers to pay obligations under reinsurance contracts;

•                  our ability to use excess cash in an effective manner, including the execution of successful acquisitions; and

•                  our participation in governmental programs, including the Small Business Lending Fund (“SBLF”).

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

PART I

Item 1. Business.

Company Background

Beginning in 1995, we operated as several companies under the name “Affordable Residential Communities” or “ARC,” a Maryland corporation. We engaged in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses.

In January 2007, we acquired NLC, a property and casualty insurance holding company.

On July 31, 2007, we sold substantially all of the operating assets used in our manufactured home communities business and our retail sales and financing business to American Residential Communities LLC. In conjunction with this transaction, we transferred to the buyer the rights to the “Affordable Residential Communities” name, changed our name to Hilltop Holdings Inc., and moved our headquarters to Dallas, Texas. As a result, our primary operations from August 2007 through November 2012 were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through NLC. NLC operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

On November 30, 2012, we acquired PlainsCapital Corporation through a plan of merger (the “PlainsCapital Merger”), whereby PlainsCapital Corporation merged into our wholly owned subsidiary, which continued as the surviving entity under the name “PlainsCapital Corporation”. Concurrent with the consummation of the PlainsCapital Merger, we became a financial holding company registered under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”).

On September 13, 2013, the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets, of FNB from the FDIC, as receiver, and reopened former FNB branches acquired from the FDIC under the “PlainsCapital Bank” name (the “FNB Transaction”).

We intend to make acquisitions with certain of the remaining proceeds from the American Residential Communities transaction and, if necessary or appropriate, from additional equity or debt financing sources.

Following the PlainsCapital Merger, our primary line of business has been to provide business and consumer banking services from offices located throughout central, north and west Texas through the Bank. The acquisition of FNB’s expansive branch network allows the Bank to further develop its Texas footprint through expansion into the Rio Grande Valley, Houston, Corpus Christi, Laredo and El Paso markets, among others. In addition to the Bank, our other subsidiaries have specialized areas of expertise that allow us to provide an array of financial products and services such as mortgage origination, insurance and financial advisory services.

At December 31, 2013, on a consolidated basis, we had total assets of $8.9 billion, total deposits of $6.7 billion, total loans, including loans held for sale, of $5.6 billion and stockholders’ equity of $1.3 billion. Our operating results beginning December 1, 2012 include the banking, mortgage origination and financial advisory operations acquired in the PlainsCapital Merger and the results of our banking operations beginning September 14, 2013 include the operations acquired in the FNB Transaction.

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “HTH.”

Our principal office is located at 200 Crescent Court, Suite 1330, Dallas, Texas 75201, and our telephone number at that location is (214) 855-2177. Our internet address is www.hilltop-holdings.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website at http://ir.hilltop-holdings.com/ under the tab “SEC Filings” as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The references to our website in this Annual Report are inactive textual references only. The information on our website is not incorporated by reference into this Annual Report.

Organizational Structure

Our organizational structure is comprised of two primary operating business units, NLC (insurance) and PlainsCapital (financial services and products). Within the PlainsCapital unit are three primary wholly owned operating subsidiaries: the Bank, PrimeLending and First Southwest. The following provides additional details regarding our updated organizational structure at December 31, 2013.

Geographic Dispersion of our Businesses

The Bank provides traditional banking services, residential mortgage lending, wealth and investment management, treasury management and capital equipment leasing. Substantially all of our banking operations are in Texas, and as a result of the FNB Transaction, the Bank has a presence in every major market in Texas.

For the year ended December 31, 2013, approximately 66% of PrimeLending’s origination volume was concentrated in nine states (none of the other states in which PrimeLending operated during 2013 had volume of 3% or more). The following table is a summary of the origination volume by state for the year ended December 31, 2013 (dollars in thousands).

		% of
	Volume	Total
Texas	$2,660,810	22.6%
California	2,082,184	17.7%
North Carolina	618,802	5.2%
Virginia	466,531	4.0%
Florida	456,643	3.9%
Arizona	392,006	3.3%
Maryland	385,215	3.3%
Ohio	383,518	3.2%
Washington	360,100	3.0%
All other states	3,986,753	33.8%
	$11,792,562	100.0%

Our insurance products are distributed through a broad network of independent agents and a select number of managing general agents, referred to as MGAs, which are concentrated in five states (none of the other states in which we operated during 2013 had gross written premiums of 3% or more). The following table sets forth our total gross written premiums by state for the periods shown (dollars in thousands).

	Year Ended December 31,
		% of		% of		% of
	2013	Total	2012	Total	2011	Total
Texas	$125,696	69.1%	$118,361	69.5%	$117,046	73.0%
Oklahoma	16,494	9.1%	15,398	9.1%	10,804	6.7%
Arizona	15,904	8.7%	13,914	8.2%	12,376	7.7%
Tennessee	10,589	5.8%	10,527	6.2%	9,489	5.9%
Georgia	6,393	3.5%	5,454	3.2%	4,380	2.7%
All other states	6,892	3.8%	6,547	3.8%	6,346	4.0%
Total	$181,968	100.0%	$170,201	100.0%	$160,441	100.0%

FSC, a diversified investment banking firm and a registered broker-dealer, competes for business nationwide. Public finance financial advisory revenues, of which 76% are from entities located in Texas, represent a significant portion of total segment revenues.

Business Segments

Under U.S. generally accepted accounting principles (“GAAP”), our two business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, mortgage origination, insurance and financial advisory. These segments reflect the manner in which operations are managed and the criteria used by our chief operating decision maker function to evaluate segment performance, develop strategy and allocate resources. Our chief operating decision maker function consists of the President and Chief Executive Officer of Hilltop and the Chief Executive Officer of PlainsCapital.

For more financial information about each of our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. See also Note 30 in the notes to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

Banking

The banking segment includes the operations of the Bank and, since September 14, 2013, the operations acquired in the FNB Transaction. At December 31, 2013, our banking segment had $8.0 billion in assets and total deposits of $6.7 billion. The primary sources of our deposits are residents and businesses located in Texas.

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

The table below sets forth a distribution of the banking segment’s non-covered and covered loans, classified by portfolio segment and segregated between those considered to be purchased credit impaired (“PCI”) loans and all other originated or acquired loans at December 31, 2013 (dollars in thousands). PCI loans showed evidence of credit deterioration that makes it probable that all contractually required principal and interest payments will not be collected. The banking segment’s loan portfolio includes “covered loans” acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC, while all other loans held by the Bank are referred to as “non-covered loans.” The commercial and industrial non-covered loans category includes a $1.3 billion warehouse line of credit extended to PrimeLending, of which $1.0 billion was drawn at December 31, 2013, as well as term loans at First Southwest that had an outstanding balance of $23.0 million at December 31, 2013. Amounts advanced against the warehouse line and the First Southwest term loans are included in the table below, but are eliminated from the consolidated balance sheets.

				% of Total
	Loans, excluding	PCI	Total	Non-Covered
Non-covered loans	PCI Loans	Loans	Loans	Loans
Commercial and industrial:
Secured	$2,229,778	$35,372	$2,265,150	53.3%
Unsecured	106,855	1,444	108,299	2.6%
Real estate:
Secured by commercial properties	1,012,613	36,255	1,048,868	24.7%
Secured by residential properties	406,593	2,995	409,588	9.6%
Construction and land development:
Residential construction loans	65,079	—	65,079	1.5%
Commercial construction loans and land development	279,655	19,817	299,472	7.0%
Consumer	51,067	4,509	55,576	1.3%
Total non-covered loans	$4,151,640	$100,392	$4,252,032	100.0%

				% of Total
	Loans, excluding	PCI	Total	Covered
Covered loans	PCI Loans	Loans	Loans	Loans
Commercial and industrial:
Secured	$24,913	$28,520	$53,433	5.3%
Unsecured	3,620	9,890	13,510	1.4%
Real estate:
Secured by commercial properties	54,143	365,306	419,449	41.7%
Secured by residential properties	169,161	199,372	368,533	36.6%
Construction and land development:
Residential construction loans	7,463	4,705	12,168	1.2%
Commercial construction loans and land development	17,913	121,363	139,276	13.8%
Total covered loans	$277,213	$729,156	$1,006,369	100.0%

Our lending policies seek to achieve the goal of establishing an asset portfolio that will provide a return on stockholders’ equity sufficient to maintain capital to assets ratios that meet or exceed established regulations. In support of that goal, we have designed our underwriting standards to determine:

•                  That our borrowers possess sound ethics and competently manage their affairs;

•                  That we know the source of the funds the borrower will use to repay the loan;

•                  That the purpose of the loan makes economic sense; and

•                  That we identify relevant risks of the loan and determine that the risks are acceptable.

We implement our underwriting standards according to the facts and circumstances of each particular loan request, as discussed below.

Commercial and industrial loans are primarily made within Texas and are underwritten on the basis of the borrower’s ability to service the debt from cash flow from an operating business. In general, commercial and industrial loans involve more credit risk than residential and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial and industrial loans results primarily from the type of collateral securing these loans, which typically includes commercial real estate, accounts receivable, equipment and inventory. Additionally, increased risk arises from the expectation that commercial and industrial loans generally will be serviced principally from operating cash flow of the business, and such cash flows are dependent upon successful business operations. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of the additional risk and complexity associated with commercial and industrial loans, such loans require more thorough underwriting and servicing than loans to individuals. To manage these risks, our policy is to attempt to secure commercial and industrial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, depending on the size of the credit, we actively monitor the financial condition of the borrower by analyzing the borrower’s financial statements and assessing certain financial measures, including cash flow, collateral value and other appropriate credit factors. We also have processes in place to analyze and evaluate on a regular basis our exposure to industries, products, market changes and economic trends.

The Bank also offers term financing on commercial real estate properties that include retail, office, multi-family, industrial, warehouse and non-owner occupied single family residences. Commercial mortgage lending can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s on-going business operations or on income generated from the properties that are leased to third parties. Accordingly, we apply the measures described above for commercial and industrial loans to our commercial real estate lending, with increased emphasis on analysis of collateral values. As a general practice, the Bank requires its commercial mortgage loans to (i) be secured with first lien positions on the underlying property, (ii) generate adequate equity margins, (iii) be serviced by businesses operated by an established management team and (iv) be guaranteed by the principals of the borrower. The Bank seeks lending opportunities where cash flow from the collateral provides adequate debt service coverage and/or the guarantor’s net worth is comprised of assets other than the project being financed.

The Bank offers construction financing for (i) commercial, retail, office, industrial, warehouse and multi-family developments, (ii) residential developments and (iii) single family residential properties. Construction loans involve additional risks because loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. If the Bank is forced to foreclose on a project prior to completion, it may not be able to recover the entire unpaid portion of the loan. Additionally, it may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. We generally require that the subject property of a construction loan for commercial real estate be pre-leased, since cash flows from the completed project provide the most reliable source of repayment for the loan. Loans to finance these transactions are generally secured by first liens on the underlying real property. The Bank conducts periodic completion inspections, either directly or through an agent, prior to approval of periodic draws on these loans.

In addition to the real estate lending activities described above, a portion of the Bank’s real estate portfolio consists of single family residential mortgage loans typically collateralized by owner occupied properties located in its market areas. These residential mortgage loans are generally secured by a first lien on the underlying property and have maturities up to thirty years. At December 31, 2013, the Bank had $582.6 million in one-to-four family residential loans, which represented 12.9% of its total loans held for investment.

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

We loan to individuals for personal, family and household purposes, including lines of credit, home improvement loans, home equity loans, credit cards and loans for purchasing and carrying securities. At December 31, 2013, we had $55.6 million of loans for these purposes, which are shown in the non-covered loans table above as “Consumer.”

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

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending. Founded in 1986, PrimeLending is a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. At December 31, 2013, it operated from over 300 locations in 42 states, originating approximately 23% of its mortgages from its Texas locations and approximately 18% of its mortgages from locations in California. The mortgage lending business is subject to seasonality, as we typically experience increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes, and the overall demand for mortgage loans is driven largely by the applicable interest rates at any given time.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through a warehouse line of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. While PrimeLending’s loan origination volume decreased during the third and fourth quarters of 2013 compared to the first and second quarters of 2013, PrimeLending increased the amount of loans on which it retained servicing between the same periods. As mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

Our mortgage lending underwriting strategy, driven in large measure by secondary market investor standards, seeks primarily to originate conforming loans. Our underwriting practices include:

•                  granting loans on a sound and collectible basis;

•                  obtaining a balance between maximum yield and minimum risk;

•                  ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan; and

•                  ensuring that each loan is properly documented and, if appropriate, adequately insured.

Since its inception, PrimeLending has grown from a staff of 20 individuals producing approximately $80 million in annual closed mortgage loan volume to a staff of approximately 2,600 producing $11.8 billion in 2013. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, and Federal Housing Administration (“FHA”) and Veteran Affairs (“VA”) loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which we define to be loans to borrowers having a Fair Isaac Corporation (FICO) score lower than 620 on conventional mortgages and VA loans or 600 on FHA loans or loans that do not comply with applicable agency or investor-specific underwriting guidelines).

Insurance

The operations of NLC comprise our insurance segment. NLC specializes in providing fire and limited homeowners insurance for low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLC’s product lines also include enhanced homeowners products offering higher coverage limits with distribution restricted to select agents. NLC targets underserved markets through a broad network of independent agents currently operating in 14 states and a select number of MGAs, which require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents.

Ratings.  Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. The ratings for NLIC and ASIC of “A” (Excellent) were affirmed by A.M. Best in April 2013. An “A” rating is the third highest of 16 rating categories used by A.M. Best. In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and loss adjustment expenses (“LAE”), the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLC cannot ensure that NLIC and ASIC will maintain their present ratings.

Product Lines.  NLC’s business is conducted in two product lines: personal lines and commercial lines. The personal lines include homeowners, dwelling fire, manufactured home, flood and vacant policies. The commercial lines include commercial multi-peril, builders risk, builders risk renovation, sports liability and inland marine policies.

The NLC companies specialize in writing fire and homeowners insurance coverage for low value dwellings and manufactured homes. The vast majority of NLC’s property coverage is written on policies that provide actual cash value payments, as opposed to replacement cost. Under actual cash value policies, the insured is entitled to receive only the cost of replacing or repairing damaged or destroyed property with comparable new property, less depreciation. Replacement cost does not include such a deduction for depreciation. In 2010, NLC expanded its homeowners insurance products to include replacement cost coverage, which also includes limited water coverage. These new products have been marketed and sold primarily in Texas. The development and implementation of these new products contributed to the premium growth at NLC since 2011. Rate increases and exposure management are expected to moderate future policy growth.

Underwriting and Pricing.  NLC applies its regional expertise, underwriting discipline and a risk-adjusted, return-on-equity-based approach to capital allocation to primarily offer short-tail insurance products in its target markets. NLC’s underwriting process involves securing an adequate level of underwriting information from its independent agents, identifying and evaluating risk exposures and then pricing the risks it chooses to accept. Management reviews pricing on an ongoing basis to monitor any emerging issues on a specific coverage or geographic territory.

Catastrophe Exposure.  NLC maintains a comprehensive risk management strategy, which includes actively monitoring its catastrophe prone territories by zip code to ensure a diversified book of risks. NLC utilizes software and risk support from its reinsurance brokers to analyze its portfolio and catastrophe exposure. Biannually, NLC has its entire portfolio analyzed by its reinsurance broker who utilizes hurricane and severe storm models to predict risk.

Reinsurance.  NLC purchases reinsurance to reduce its exposure to liability on individual risks and claims and to protect against catastrophe losses. NLC’s management believes that less volatile, yet reasonable returns are in the long-term interest of NLC.

Reinsurance involves an insurance company transferring, or ceding, a portion of its risk to another insurer, the reinsurer.  The reinsurer assumes the exposure in return for a portion of the premium. The ceding of risk to a reinsurer does not legally discharge the primary insurer from its liability for the full amount of the policies on which it obtains reinsurance.  Accordingly, the primary insurer remains liable for the entire loss if the reinsurer fails to meet its obligations under the reinsurance agreement, and as a result, the primary insurer is exposed to the risk of non-payment by its reinsurers. In formulating its reinsurance programs, NLC believes that it is selective in its choice of reinsurers and considers numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation.

NLC purchases catastrophe excess of loss reinsurance to a limit that exceeds the Hurricane 200-year return time as modeled by RMS Risk Link v.13.0 and equals the Hurricane 500-year return time as modeled by AIR Classic v.15.0.

Liabilities for Unpaid Losses and Loss Adjustment Expenses.  NLC’s liabilities for losses and loss adjustment expenses include liabilities for reported losses, liabilities for incurred but not reported, or IBNR, losses and liabilities for LAE, less a reduction for reinsurance recoverables related to those liabilities. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim. The amounts of liabilities for IBNR losses and LAE are estimated on the basis of historical trends, adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Liabilities for LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. Based upon the contractual terms of the reinsurance agreements, reinsurance recoverables offset, in part, NLC’s gross liabilities.

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. NLC’s liabilities for unpaid losses represent the best estimate at a given point in time of what it expects to pay claimants, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known and, consequently, it often becomes necessary to refine and adjust the estimates of liability.

Loss Development.  The following tables set forth the annual calendar year-end reserves of NLIC and ASIC since 2004 and the subsequent development of these reserves through December 31, 2013. These tables present accident year development data. The first line of each table shows, for the years indicated, net liability, including IBNR, as originally estimated. The next section sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The changes in the original estimate are caused by a combination of factors, including: (1) claims being settled for amounts different than originally estimated; (2) the net liability being increased or decreased for claims remaining open as more information becomes known about those individual claims; and (3) more or fewer claims being reported after December 31, 2004 than had occurred prior to that date. The bottom section of the table shows, by year, the cumulative amounts of net losses and LAE paid as of the end of each succeeding year.

The “net cumulative redundancy (deficiency)” represents, as of December 31, 2013, the difference between the latest re-estimated net liability and the net liability as originally estimated for losses and LAE retained by us. A redundancy means the original estimate was higher than the current estimate; and a deficiency means that the original estimate was lower than the current estimate. The following loss development tables for NLIC and ASIC are presented net of reinsurance recoverable (in thousands).

National Lloyds Insurance Company

	Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Original Reserve*	$33,951	$41,282	$47,684	$44,613	$65,592	$60,392	$55,482	$81,589	$87,943	$86,524

1 year later	28,106	36,332	43,640	44,064	64,864	62,337	54,987	82,065	88,708
2 years later	27,593	40,391	43,465	44,134	65,070	62,014	54,672	81,782
3 years later	25,747	41,231	43,394	43,950	64,702	61,759	54,554
4 years later	25,712	39,735	43,387	43,788	64,569	61,328
5 years later	25,579	39,699	43,366	43,649	64,547
6 years later	25,582	39,675	43,365	43,679
7 years later	25,568	39,674	43,363
8 years later	25,565	39,677
9 years later	25,565

Net cumulative redundancy (deficiency)	8,386	1,605	4,321	934	1,045	(936)	928	(193)	(765)

Cumulative amount of net liability paid as of:

1 year later	24,747	32,871	42,301	42,478	63,761	59,977	53,387	79,853	82,762
2 years later	25,149	34,625	42,668	43,245	64,203	60,517	53,872	80,591
3 years later	25,388	36,157	43,140	43,495	64,391	61,081	54,161
4 years later	25,462	39,533	43,361	43,563	64,477	61,233
5 years later	25,521	39,646	43,365	43,648	64,538
6 years later	25,538	37,674	43,365	43,650
7 years later	25,564	39,674	43,363
8 years later	25,565	39,677
9 years later	25,565

American Summit Insurance Company

	Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Original Reserve*	$8,297	$11,041	$13,003	$9,351	$12,769	$9,773	$12,486	$14,829	$13,547	$15,152

1 year later	7,388	9,932	13,014	9,154	12,009	9,423	13,153	14,126	13,235
2 years later	6,999	9,918	12,998	9,335	11,943	9,088	12,974	14,044
3 years later	6,859	9,918	13,435	9,235	11,880	9,023	12,873
4 years later	6,772	9,797	13,216	9,200	12,048	8,701
5 years later	6,714	9,820	13,195	9,197	12,342
6 years later	6,787	9,815	13,188	9,196
7 years later	6,743	9,812	13,187
8 years later	6,730	9,913
9 years later	6,730

Net cumulative redundancy (deficiency)	1,567	1,128	(184)	155	427	1,072	(387)	785	312

Cumulative amount of net liability paid as of:

1 year later	6,566	9,341	12,429	8,732	11,560	8,800	12,390	13,511	12,423
2 years later	6,610	9,578	12,639	9,095	11,637	8,803	12,632	13,842
3 years later	6,682	9,679	13,326	9,193	11,726	8,917	12,792
4 years later	6,699	9,740	13,161	9,196	12,040	8,672
5 years later	6,714	9,813	13,188	9,196	12,341
6 years later	6,720	9,813	13,188	9,196
7 years later	6,723	9,812	13,187
8 years later	6,730	9,813
9 years later	6,730

* Including amounts paid in respective year.

Please refer to Note 28 in the notes to consolidated financial statements for a reconciliation of the reserves presented in the tables above to the reserves for losses and loss adjustment expenses set forth in the consolidated balance sheets at December 31, 2013 and 2012.

Current loss reserve development has been generally favorable with the exception of accident year 2012. Accident years 2007 through 2011 have shown cumulative favorable loss development of $3.8 million through December 31, 2013. Accident year 2012 had net unfavorable loss development of $0.5 million, with unfavorable development of $0.8 million at NLIC, offset by favorable loss development of $0.3 million at ASIC. The unfavorable loss development at NLIC is significantly attributable to extraordinary increases in losses from wind and hail losses and storms that occurred in Texas during 2012.

The following table is a reconciliation of the gross liability to net liability for losses and loss adjustment expenses (in thousands).

	December 31, *
	2007	2008	2009	2010	2011	2012	2013

Gross unpaid losses	$18,091	$34,023	$33,780	$58,882	$44,835	$34,012	$27,468
Reinsurance recoverable	(2,692)	(14,613)	(21,102)	(43,773)	(25,083)	(10,385)	(4,508)

Net unpaid losses	$15,399	$19,410	$12,678	$15,109	$19,752	$23,627	$22,960

*                 Information is not presented for the periods ended prior to January 31, 2007, as that is the date Hilltop Holdings Inc. acquired the insurance operations.

The methods that our actuaries utilize to estimate ultimate loss and LAE amounts are the paid and reported loss development method and the paid and reported Bornhuetter-Ferguson method (the “BF method”). Insured losses for a given accident year change in value over time as additional information on claims is received, as claim conditions change and as new claims are reported. This process is commonly referred to as loss development. To project ultimate losses and LAE, our actuaries examine the paid and reported losses and LAE for each accident year and multiply these values by a loss development factor. The selected loss development factors are based upon a review of the loss development patterns indicated in the companies’ historical loss triangles and applicable insurance industry loss development factors.

The BF method is a procedure that weights an expected ultimate loss and LAE amount, and the result of the loss development method. This method is useful when loss data is immature or sparse because it is not as sensitive as the loss development method to unusual variations in the paid or reported amounts. The BF method requires an initial estimate of expected ultimate losses and LAE. For each year, the expected ultimate losses and LAE is based on a review of the ultimate loss ratios indicated in the companies’ historical data and applicable insurance industry ultimate loss ratios. Each loss development factor, paid or reported, implies a certain percent of the ultimate losses and LAE is still unpaid or unreported. The amounts of unpaid or unreported losses and LAE by year are estimated as the percentage unpaid or unreported, times the expected ultimate loss and LAE amounts. To project ultimate losses and LAE, the actual paid or reported losses and LAE to date are added to the estimated unpaid or unreported amounts.

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

In arriving at our best estimate of the unpaid losses and LAE, and based on management discussion with our actuaries, we would consider reasonably likely changes in the key assumptions, such as the underlying loss development pattern or the expected loss ratio, to have an impact on our best estimate by plus or minus 10%. At December 31, 2013, this equates to approximately plus or minus $2.3 million, or 1.8% of insurance segment equity, and 2.1% of calendar year 2013 insurance losses.

Financial Advisory

Our financial advisory segment operates through First Southwest. FSC, a wholly owned subsidiary of First Southwest, is a diversified investment banking firm and a registered broker-dealer with the SEC and the Financial Industry Regulatory Authority (“FINRA”). First Southwest’s primary focus is on providing public finance services.

At December 31, 2013, First Southwest employed approximately 400 people and maintained 25 locations nationwide, nine of which are in Texas. At December 31, 2013, First Southwest had consolidated assets of $520.4 million, maintained $118.9 million in equity capital and had more than 1,600 public sector clients.

First Southwest has four primary lines of business: (i) public finance, (ii) capital markets, (iii) correspondent clearing services, and (iv) asset management.

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

Correspondent Clearing Services.  The correspondent clearing services group offers omnibus and fully disclosed clearing services to FINRA member firms for trade executing, clearing and back office services. Services are provided to approximately 80 correspondent firms.

Asset Management.  First Southwest Asset Management is an investment advisor registered under the Investment Advisers Act of 1940 providing state and local governments with advice and assistance with respect to arbitrage rebate compliance, portfolio management and local government investment pool administration. In the area of arbitrage rebate, First Southwest Asset Management advises municipalities with respect to the emerging regulations relating to arbitrage rebates. Further, First Southwest Asset Management assists governmental entities with the complexities of investing public funds in the fixed income markets. As an investment adviser registered with the SEC, First Southwest Asset Management promotes cash management-based investment strategies that seek to adhere to the standards imposed by the fiduciary responsibilities of investment officers of public funds. At December 31, 2013, First Southwest Asset Management served as investment manager of $6.9 billion in short-term fixed income portfolios of municipal governments and investment adviser for $5.6 billion invested by municipal governments, and a group within FSC served as administrator for local government investment pools totaling $7.7 billion.

Competition

We face significant competition with respect to the business segments in which we operate and the geographic markets we serve. Many of our competitors have substantially greater financial resources, lending limits and larger branch networks than we do, and offer a broader range of products and services.

Our lending and mortgage origination competitors include commercial banks, savings banks, savings and loan associations, credit unions, finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions. Competition for deposits and in providing lending and mortgage origination products and services to businesses in our market area is intense and pricing is important. Other factors encountered in competing for savings deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans includes such additional factors as interest rates, loan origination fees and the range of services offered by the provider. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive loan and deposit products and other services.

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

We also face significant competition for financial advisory services on a number of factors, including price, perceived expertise, quality of advice, range of services, innovation and local presence. Our financial advisory business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, are not subject to the broker-dealer regulatory framework.

Employees

At December 31, 2013, we employed approximately 4,550 people, substantially all of which are full-time. None of our employees are represented by any collective bargaining unit or a party to any collective bargaining agreement.

Government Supervision and Regulation

General

We are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of customers and clients of our financial advisory services, depositors, borrowers, the insurance funds of the FDIC and the Securities Investment Protection Corporation (the “SIPC”) and the banking system as a whole, and not for the protection of our stockholders or creditors. In many cases, the applicable regulatory authorities have broad enforcement power over bank holding companies, banks and their subsidiaries, including the power to impose substantial fines and other penalties for violations of laws and regulations. The following discussion describes the material elements of the regulatory framework that applies to us and our subsidiaries. References in this Annual Report to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

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

The Dodd-Frank Act, among other things:

•                  Established the Consumer Financial Protection Bureau (the “CFPB”), an independent organization within the Federal Reserve which has the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial products or services, including banks and mortgage originators. The CFPB has broad rule-making authority for a wide range of consumer protection laws, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has exclusive examination authority and primary enforcement authority with respect to financial institutions with total assets of more than $10.0 billion and their affiliates for purposes of federal consumer protection laws. After June 30, 2011, a financial institution becomes subject to the CFPB’s exclusive examination authority and primary enforcement authority after it has reported total assets of greater than $10.0 billion in its quarterly call reports for four consecutive quarters.

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

On January 10, 2013, the CFPB issued a final rule to implement the “qualified mortgage”, or “QM” provisions of the Dodd-Frank Act requiring mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The final rule describes certain minimum requirements for creditors making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages”, which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a creditor in foreclosure proceedings. The CFPB’s QM rule took effect on January 10, 2014.

We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Hilltop

Hilltop is a legal entity separate and distinct from PlainsCapital and its other subsidiaries. On November 30, 2012, concurrent with the consummation of the PlainsCapital Merger, Hilltop became a financial holding company registered under the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act. Accordingly, it is subject to supervision, regulation and examination by the Federal Reserve Board. The Dodd-Frank Act, Gramm-Leach-Bliley Act, the Bank Holding Company Act and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. The Dodd-Frank Act requires the regulatory agencies to issue regulations requiring that all bank and savings and loan holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress; however, no such proposals have yet been published.

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

Total capital is the sum of Tier 1 and Tier 2 capital. The guidelines require a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). At December 31, 2013, our ratio of Tier 1 capital to total risk-weighted assets was 18.53% and our ratio of total capital to total risk-weighted assets was 19.13%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. We are required to maintain a leverage ratio of 4.0%, and, at December 31, 2013, our leverage ratio was 12.81%.

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

In addition, an entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of our outstanding common stock, or otherwise obtaining control or a “controlling influence” over us.

Emergency Economic Stabilization Act of 2008 and the Small Business Jobs Act of 2010. The U.S. Congress, the U.S. Department of the Treasury (“U.S. Treasury”) and the federal banking regulators took broad action beginning in early September 2008 to address volatility in the U.S. banking system. The Emergency Economic Stabilization Act of 2008 authorized the U.S. Treasury to purchase from financial institutions and their holding companies certain mortgage loans, mortgage-backed securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.

On December 19, 2008, PlainsCapital sold 87,631 shares of its Fixed Rate Cumulative Perpetual Stock, Series A and a warrant to purchase, upon net exercise, 4,382 shares of its Fixed Rate Cumulative Perpetual Stock, Series B to the U.S. Treasury for $87.6 million pursuant to the TARP Capital Purchase Program. The U.S. Treasury immediately exercised its warrant on December 19, 2008, and PlainsCapital issued the underlying shares of its Series B Preferred Stock to the U.S. Treasury. On September 27, 2011, PlainsCapital entered into a Securities Purchase Agreement with the Secretary of the Treasury (the “Purchase Agreement”) pursuant to which PlainsCapital issued 114,068 shares of its newly designated Non-Cumulative Perpetual Preferred Stock, Series C for a total purchase price of $114,068,000. The proceeds from the sale of PlainsCapital’s Series C Preferred Stock were used to redeem and repurchase PlainsCapital’s Series A and Series B Preferred Stock. PlainsCapital’s Series C Preferred Stock was issued pursuant to the Small Business Lending Fund program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. In connection with the PlainsCapital Merger, Hilltop assumed PlainsCapital’s obligations under the Purchase Agreement and redeemed PlainsCapital’s outstanding Series C Preferred Stock in exchange for the Non-Cumulative Perpetual Preferred Stock, Series B of Hilltop (the “Hilltop Series B Preferred Stock”).

On November 29, 2012, Hilltop filed with the State Department of Assessments and Taxation of the State of Maryland articles supplementary for the Hilltop Series B Preferred Stock, setting forth its terms. Holders of the Hilltop Series B Preferred Stock are entitled to noncumulative cash dividends at a fluctuating dividend rate based on the Bank’s level of qualified small business lending (“QSBL”). The Hilltop Series B Preferred Stock is non-voting, except in limited circumstances, and ranks senior to Hilltop’s common stock with respect to the payment of dividends and distribution of assets upon any liquidation, dissolution or winding up of Hilltop.

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

The Hilltop Series B Preferred Stock qualifies as Tier 1 capital and is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1. Until December 31, 2013, the dividend rate, as a percentage of the liquidation amount, fluctuated based upon changes in the level of QSBL by the Bank. From January 1, 2014 until March 26, 2016, the dividend rate is fixed at 5.0% based upon the Bank’s level of QSBL at September 30, 2013. Beginning March 27, 2016, the dividend rate on any outstanding shares of Hilltop Series B Preferred Stock will be fixed at nine percent (9%) per annum.

Except as noted in the next sentence, the Hilltop Series B Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100 percent of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to approval of the Federal Reserve Board. In the agreement and plan of merger with PlainsCapital Corporation, the Company agreed not to redeem or otherwise acquire the Hilltop Series B Preferred Stock prior to the second anniversary of the closing date of the PlainsCapital Merger, or November 30, 2014. For more information, see “Risk Factors — The Treasury’s investment in us imposes restrictions and obligations upon us that could adversely affect the rights of our common stockholders.”

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

PlainsCapital Bank

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank, is also subject to regulation and examination by the Federal Reserve Board. As a bank with less than $10 billion in assets, the Bank became subject to the regulations issued by the CFPB on July 21, 2011, although the Federal Reserve Board continued to examine the Bank for compliance with federal consumer protection laws. As of December 31, 2013, the Bank’s total assets were $8.0 billion. If the Bank’s total assets were to increase, either organically or through an acquisition, merger or combination, to over $10.0 billion (as measured on four consecutive quarterly call reports of the Bank and any institutions it acquires), the Bank would become subject to the CFPB’s supervisory and enforcement authority with respect to federal consumer financial laws beginning in the following quarter. The Bank is also an insured depository institution and, therefore, subject to regulation by the FDIC, although the Federal Reserve Board is the Bank’s primary federal regulator. The Federal Reserve Board, the Texas Department of Banking, the CFPB and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Such requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank. In July 2010, the FDIC voted to revise its Memorandum of Understanding with the primary federal regulators to enhance the FDIC’s existing backup authorities over insured depository institutions that the FDIC does not directly supervise. As a result, the Bank may be subject to increased supervision by the FDIC.

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

Interstate Branching. Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) amended the Federal Deposit Insurance Act and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opted out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo. Under the Dodd-Frank Act, de novo interstate branching by national banks is permitted if, under the laws of the state where the branch is to be located, a state bank chartered in that state would have been permitted to establish a branch.

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

In 2009, the FDIC adopted a final rule requiring a special assessment on insured institutions as part of its effort to rebuild the FDIC deposit insurance fund (“DIF”). The FDIC administers the DIF, and all insured depository institutions are required to pay assessments to the FDIC that fund the DIF. The Dodd-Frank Act broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution during the assessment period. On February 7, 2011, the FDIC issued a final rule implementing revisions to the assessment system mandated by the Dodd-Frank Act. The new regulation was effective April 1, 2011 and was reflected in the June 30, 2011 FDIC DIF balance and the invoices for assessments due September 30, 2011. Accruals for DIF assessments were $1.0 million for the year ended December 31, 2013.

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

During the second quarter of 2013, the Bank received a “satisfactory” CRA rating in connection with its most recent CRA performance evaluation. A CRA rating of less than “satisfactory” adversely affects a bank’s ability to establish new branches and impairs a bank’s ability to commence new activities that are “financial in nature” or acquire companies engaged in these activities. See “Risk factors — We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.”

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

Under the regulatory capital guidelines (without giving effect to Basel III discussed below), the Bank must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 4.0%, and a Tier 1 capital to average total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered “adequately capitalized.” See the discussion herein under “The FDIC Improvement Act.” At December 31, 2013, the Bank’s ratio of total risk-based capital to risk-weighted assets was 14.00%, the Bank’s ratio of Tier 1 capital to risk-weighted assets was 13.38% and the Bank’s ratio of Tier 1 capital to average total assets was 9.29%.

BASEL III.  In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III.” On July 2, 2013, the Federal Reserve, the FDIC, and the Office of the

Comptroller of the Currency released three final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. These final rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Hilltop, PlainsCapital and the Bank will begin transitioning to the new final rules on January 1, 2015 when new minimum capital requirements, as set forth in the table below, are effective. However, the new capital conservation buffer and certain deductions from common equity Tier 1 capital phase in over a time period from 2015 through 2019.

The following table summarizes the Basel III transition schedule for new ratios and capital definitions beginning January 1, 2015.

Year (as of January 1)	2015	2016	2017	2018	2019
Minimum common equity Tier 1 capital ratio	4.5%	4.5%	4.5%	4.5%	4.5%
Common equity Tier 1 capital conservation buffer	N/A	0.625%	1.25%	1.875%	2.5%
Minimum common equity Tier 1 capital ratio plus capital conservation buffer	4.5%	5.125%	5.75%	6.375%	7.0%
Phase-in of most deductions from common equity Tier 1 (including 10 percent & 15 percent common equity Tier 1 threshold deduction items that are over the limits)(1)	40.0%	60.0%	80.0%	100.0%	100.0%
Minimum Tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%	6.0%
Minimum Tier 1 capital ratio plus capital conservation buffer	N/A	6.625%	7.25%	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%	8.0%	8.0%	8.0%
Minimum total capital ratio plus conservation buffer	N/A	8.625%	9.25%	9.875%	10.5%

*  N/A means not applicable.

(1)   Deductions from common equity Tier 1 capital include goodwill and other intangibles, deferred tax assets that arise from net operating loss and tax credit carryforwards (above certain levels), gains-on-sale in connection with a securitization, any defined benefit pension fund net asset (for banking organizations that are not insured depository institutions), investments in a banking organization’s own capital instruments, mortgage servicing assets (above certain levels) and investments in the capital of unconsolidated financial institutions (above certain levels).

The new final Basel III rules take important steps toward improving the quality and increasing the quantity of capital for all banking organizations as well as setting higher standards for large, internationally active banking organizations. The regulatory agencies believe that the new rules will result in capital requirements that better reflect banking organizations’ risk profiles, thereby improving the overall resilience of the banking system. The regulatory agencies carefully considered the potential impacts on all banking organizations, including community banking organizations such as Hilltop and the Bank, and sought to minimize the potential burden of these changes where consistent with applicable law and the agencies’ goals of establishing a robust and comprehensive capital framework.

The new final Basel III rules treatment of one- to four-family residential mortgage exposures remains the same as under current general risk-based capital rules. This includes a 50 percent risk weight for prudently underwritten first lien mortgage loans that are not past due, reported as nonaccrual, or restructured, and a 100 percent risk weight for all other residential mortgages. Also in the new rules, non-advanced approaches banking organizations, such as Hilltop and the Bank, are given a one-time option to filter certain Accumulated Other Comprehensive Income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The AOCI opt-out election must be made on the institution’s first regulatory filing after January 1, 2015.

The new final Basel III rules also make certain major changes from the current general risk-based capital rules, including, but not limited to the following:

•                  Implementing higher minimum capital requirements, including a new common equity Tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-weighted assets requirements are a common equity Tier 1 capital ratio of 4.5 percent and a Tier 1 capital ratio of 6.0 percent (an increase from 4.0 percent), and a total capital ratio that remains at 8.0 percent.  The minimum leverage ratio (Tier 1 capital to total assets) is 4.0 percent. The new rules maintain the general structure of the current prompt corrective action framework (described below) while incorporating these increased minimum requirements starting January 1, 2015.

•                  Changing the definition of capital by incorporating stricter eligibility criteria for regulatory capital instruments that would disallow the including of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing rights, deferred tax assets, and other certain investments in the capital of unconsolidated financial institutions. In addition, the new rules require that most regulatory capital deductions be made from common equity Tier 1 capital.

•                  The Dodd-Frank Act prohibits references to, and reliance on, external credit ratings in the banking regulations and directs the agencies to use alternative standards of creditworthiness. The new rules replace the ratings-based approach with a simplified supervisory formula approach in order to determine the appropriate risk-weights of securitization exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

•                  Mortgage servicing assets and deferred tax assets are subject to stricter individual and aggregate limitations as a percentage of common equity Tier 1 capital than those applicable under the current general risk-based capital rules.

•                  Increasing the risk-weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk-weights and credit conversion factors.

•                  In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016.

The following table summarizes how much a banking organization can pay out in the form of distributions or discretionary bonus payments in a quarter based on its capital conservation buffer. A banking organization with a buffer greater than 2.5 percent would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5 percent would be subject to increasingly stringent limitations as the buffer approaches zero.

Capital Conservation Buffer	Maximum Payout
(as a percentage of risk-weighted assets)	(as a percentage of eligible retained income)
Greater than 2.5 percent	No payout limitation applies
Less than or equal to 2.5 percent and greater than 1.875 percent	60 percent
Less than or equal to 1.875 percent and greater than 1.25 percent	40 percent
Less than or equal to 1.25 percent and greater than 0.625 percent	20 percent
Less than or equal to 0.625 percent	0 percent

The new rules also prohibit a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rules are fully phased-in in 2019, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds.

On January 6, 2013, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, met and unanimously endorsed a four year delay in the Basel Committee’s rules establishing a liquidity coverage ratio (“LCR”).

Under the revised liquidity requirements, large, internationally active banks would be required to meet 60 percent of the LCR obligations by 2015, and the full rule would be phased in annually through 2019. The proposal would also apply a less stringent, modified LCR to bank holding companies and savings and loan holding companies that are not internally active but have more than $50 billion in total assets. The proposal would not apply to bank holding companies with less than $50 billion in total assets. We continue to monitor developments related to Basel III.

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

FDICIA requires every bank with total assets in excess of $500 million to have an annual independent audit made of the bank’s financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with GAAP and comply with such other disclosure requirements as prescribed by the FDIC.

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

In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines, the Bank was classified as “well capitalized” at December 31, 2013.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. At December 31, 2013, the Bank was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits. Brokered deposits are the subject of a study under the Dodd-Frank Act.

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

Check Clearing for the 21st Century Act. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.

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

On August 16, 2010, the Federal Reserve Board published a final rule on loan broker compensation, pursuant to the Dodd-Frank Act, which prohibits certain compensation payments to loan brokers and the practice of steering consumers to loans not in their interest when it will result in greater compensation for a loan broker. This final rule became effective on April 1, 2011, however, the Federal Reserve Board noted in the final rule that the CFPB may clarify the rule in the future pursuant to the CFPB’s authority granted under the Dodd-Frank Act. The CFPB’s final rule addressing mortgage loan originator compensation is discussed in more detail below.

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

In January 2013, the CFPB published final rules that will impact mortgage origination and servicing. Had these final rules not been published, many of the statutory requirements in Title XIV of the Dodd-Frank Act would have become effective on January 21, 2013 without any implementing regulations. Unless noted below, these final rules became effective in January 2014.

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

Escrow Requirements.  This final rule implements Dodd-Frank Act changes that generally extend the required duration of an escrow account on certain higher-priced mortgage loans from a minimum of one year to a minimum of five years, subject to certain exemptions for loans made by certain creditors that operate predominantly in rural or underserved areas, as long as certain other criteria are met. This final rule became effective on June 1, 2013.

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

NLC

NLC’s insurance subsidiaries, NLIC and ASIC, are subject to regulation and supervision in each state where they are licensed to do business. This regulation and supervision is vested in state agencies having broad administrative power over the various aspects of the business of NLIC and ASIC.

State insurance holding company regulation.  NLC controls two operating insurance companies, NLIC and ASIC, and is subject to the insurance holding company laws of Texas, the state in which those insurance companies are domiciled. These laws generally require NLC to register with the Texas Department of Insurance and periodically to furnish financial and other information about the operations of companies within its holding company structure. Generally under these laws, all transactions between an insurer and an affiliated company in its holding company structure, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if satisfying a specified threshold amount or of a specified category, require prior notice and approval or non-objection by the Texas Department of Insurance.

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

Texas also has adopted laws substantially similar to the NAIC’s risk based capital, or RBC laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the Texas Department of Insurance to identify potential inadequately capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2013, NLIC and ASIC capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In their 2013 statutory financial statements, both NLIC and ASIC complied with the NAIC’s RBC reporting requirements.

The NAIC’s Insurance Regulatory Information System, or IRIS, was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies. IRIS identifies twelve industry ratios and specifies a range of “usual values” for each ratio. Departure from the usual values on four or more of these ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer’s business. For 2013, all ratios for both NLIC and ASIC were within the usual values with two exceptions. Both companies fell below the indicated minimum investment yield range of 3%, with NLIC at 2.0% and ASIC at 1.4%, due to the concentration in cash at each company. We expect improvement in the yields at both companies as appropriate investment opportunities are identified. Additionally, NLIC’s two-year operating ratio was calculated at 100%, which equals the threshold of 100%, primarily due to the significant weather events experienced over the past two year period.

The NAIC adopted an amendment to its “Model Audit Rule” in response to the passage of the Sarbanes-Oxley Act of 2002, or SOX. The amendment is effective for financial statements for accounting periods after January 1, 2010. This amendment addresses auditor independence, corporate governance and, most notably, the application of certain provisions of Section 404 of SOX regarding internal control reporting. The rules relating to internal controls apply to insurers with gross direct and assumed written premiums of $500 million or more, measured at the legal entity level (rather than at the insurance holding company level), and to insurers that the domiciliary commissioner selects from among those identified as in hazardous condition, but exempts SOX compliant entities. Neither NLIC nor ASIC currently has direct and assumed written premiums of at least $500 million, but it is conceivable that this may change in the future;  however, NLC must be SOX compliant because it is wholly owned by Hilltop, a public company subject to SOX compliance.

Legislative changes.  From time to time, various regulatory and legislative changes have been, or are, proposed that would adversely affect the insurance industry. Among the proposals that have been, or are being, considered are the possible introduction of Federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various Model Laws adopted by the NAIC. NLC is unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on its financial condition or results of operations.

In November 2002, in response to the tightening supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA was modified and extended by the Terrorism Risk Insurance Extension Act of 2005 and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007. These Acts created a Federal Program designed to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This Program helped the commercial property and casualty insurance industry cover claims related to terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, NLC is prohibited from adding certain terrorism exclusions to the policies written by its insurance company subsidiaries. The 2005 Act extended the Program through 2007, but eliminated commercial auto, farm-owners and certain other commercial coverages from its scope. The Reauthorization Act further extended the Program through December 31, 2014 and fixed the reimbursement percentage at 85% and the deductible at 20%. Although NLC is protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations. NLC’s deductible under the Program was $1.7 million for 2013 and is estimated to be $1.2 million in 2014. Potential future changes to the TRIA could also adversely affect NLC by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. NLC had no terrorism-related losses in 2013.

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

As part of the broad authority that state insurance commissioners hold, they may impose periodic rules or regulations related to local issues or events. An example is the State of Oklahoma’s prohibition on the cancellation of policies for nonpayment of premium in the wake of severe tornadic activity. Due to the extent of damage and displacement of people, inability of mail to reach policyholders and inaccessibility of entire neighborhoods, the State of Oklahoma prohibited insurance companies from canceling or non-renewing policies for a period of time following the specific event.

Periodic financial and market conduct examinations.  The insurance departments in every state in which NLC’s insurance companies do business may conduct on-site visits and examinations of its insurance companies at any time to review the insurance companies’ financial condition, market conduct and relationships and transactions with affiliates. In addition, the Texas Department of Insurance will conduct comprehensive examinations of insurance companies domiciled in Texas every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other licensing states under guidelines promulgated by the NAIC.

The Texas Department of Insurance completed their last examinations of NLIC and ASIC through December 31, 2010 in an examination report dated May 12, 2012. This examination report contained no information of any significant compliance issues and there is no indication of any significant changes to our financial statements as a result of the examination by the domiciliary state.

State dividend limitations.  The Texas Department of Insurance must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year. The greater number is known as the insurer’s extraordinary dividend limit. At December 31, 2013, the extraordinary dividend limit for NLIC and ASIC was $9.9 million and $2.6 million, respectively. In addition, NLC’s insurance companies may only pay dividends out of their earned surplus.

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

While GAAP is concerned with a company’s solvency, it also stresses other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenues and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as opposed to SAP. SAP, as established by the NAIC and adopted by Texas regulators, determines the statutory surplus and statutory net income of the NLC insurance companies and, thus, determines the amount they have available to pay dividends.

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

NLC did not incur any levies in 2013, 2012 or 2011. Property and casualty insurance company insolvencies or failures may, however, result in additional guaranty fund assessments at some future date. At this time NLC is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations. NLC has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

National Flood Insurance Program.  NLC’s insurance subsidiaries voluntarily participate as Write Your Own carriers in the National Flood Insurance Program, or NFIP. The NFIP is administered and regulated by the Federal Emergency Management Agency (FEMA). NLIC and ASIC operates as a fiscal agent of the Federal government in the selling and administering of the Standard Flood Insurance Policy. This involves writing the policy, the collection of premiums and the paying of covered claims. All pricing is set by FEMA and all collections are made by NLIC and ASIC.

NLIC and ASIC cede 100% of the policies written by NLIC and ASIC on the Standard Flood Insurance Policy to FEMA; however, if FEMA were unable to perform, NLIC and ASIC would have a legal obligation to the policyholders. The terms of the reinsurance agreement are standard terms, which require NLIC and ASIC to maintain its rating criteria, determine policyholder eligibility, issue policies on NLIC and ASIC’s paper, endorse and cancel policies, collect from insureds and process claims. NLIC and ASIC receive ceding commissions from NFIP for underwriting administration, claims management, commission and adjuster fees.

Participation in involuntary risk plans.  NLC’s insurance companies are required to participate in residual market or involuntary risk plans in various states where they are licensed that provide insurance to individuals or entities that otherwise would be unable to purchase coverage from private insurers. If these plans experience losses in excess of their capitalization, they may assess participating insurers for proportionate shares of their financial deficit. These plans include the Georgia Underwriting Association, Texas FAIR Plan Association, Texas Windstorm Insurance Agency, or TWIA, the Louisiana Citizens Property Insurance Corporation, the Mississippi Residential Property Insurance Underwriting Association and the Mississippi Windstorm Underwriting Association.  For example in 2005, following Hurricanes Katrina and Rita, the above plans levied collective assessments totaling $10.4 million on NLC’s insurance subsidiaries. Additional assessments, including emergency assessments, may follow. In some of these instances, NLC’s insurance companies should be able to recover these assessments through policyholder surcharges, higher rates or reinsurance. The ultimate impact hurricanes have on the Texas and Louisiana facilities is currently uncertain and future assessments can occur whenever the involuntary facilities experience financial deficits.

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

The regulations to which broker-dealers are subject cover all aspects of the securities business, including, but not limited to, sales and trade practices, capital structure, record keeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, and the conduct of registered persons, directors, officers and employees. Broker-dealers are also subject to the privacy and anti-money laundering laws and regulations discussed previously. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affects the method of operation and profitability of broker-dealers. The SEC, the self-regulatory organizations and states may conduct administrative and enforcement proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its registered persons, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.

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

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2013, FSC was in compliance with applicable net capital requirements.

The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the SEC or applicable regulatory authorities, and suspension or expulsion by these regulators could ultimately lead to the broker-dealer’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to, and approval from, the SEC and FINRA for certain capital withdrawals.

Securities Investor Protection Corporation. FSC is required by federal law to belong to SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for customers up to $500,000, of which a maximum of $250,000 may be in cash.

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

Achieving the anticipated cost savings and financial benefits of the PlainsCapital Merger, the FNB Transaction and any other acquisitions we may complete will depend, in part, on our ability to successfully integrate the operations of the respective companies with our own in an efficient and effective manner. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees. In addition, the integration of certain operations will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Any inability to realize the full extent, or any, of the anticipated cost savings and financial benefits of the PlainsCapital Merger, the FNB Transaction, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which could adversely affect our financial condition and cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the FNB Transaction and contribute to a decrease in the price of our common stock.

If our allowance for loan losses is insufficient to cover actual loan losses, our banking segment earnings will be adversely affected.

As a lender, we are exposed to the risk that we could sustain losses because our borrowers may not repay their loans in accordance with the terms of their loans. We have historically accounted for this risk by maintaining an allowance for loan losses in an amount intended to cover Bank management’s estimate of losses inherent in the loan portfolio. As a result of the PlainsCapital Merger and the FNB Transaction, we were required under GAAP to estimate the fair value of the loan portfolio after the consummation of the PlainsCapital Merger in 2012 and the FNB Transaction in 2013 and write-down the recorded value of the portfolio to that estimate. For most loans, this process was accomplished by computing the net present value of estimated cash flows to be received from borrowers of these loans. PlainsCapital’s and FNB’s respective allowance for loan losses that had been maintained prior to the PlainsCapital Merger and the FNB Transaction were eliminated in this accounting process. A new allowance for loan losses has been established for loans made by the Bank subsequent to consummation of the PlainsCapital Merger and for any decrease from that originally estimated as of the acquisition date in the estimate of cash flows to be received from the loans acquired in the PlainsCapital Merger and the FNB Transaction.

The estimates of fair value as of the consummation of the PlainsCapital Merger and the FNB Transaction were based on economic conditions at such time and on Bank management’s projections concerning both future economic conditions and the ability of the borrowers to continue to repay their loans. If management’s assumptions and projections prove to be incorrect, however, the estimate of fair value may be higher than the actual fair value and we may suffer losses in excess of those estimated. Further, the allowance for loan losses established for new loans or for revised estimates may prove to be inadequate to cover actual losses, especially if economic conditions worsen.

While management will endeavor to estimate the allowance to cover anticipated losses, no underwriting and credit monitoring policies and procedures that we could adopt to address credit risk could provide complete assurance that we will not incur unexpected losses. These losses could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, federal regulators periodically evaluate the adequacy of the allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs based on judgments different from those of our Bank management.

An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.

At December 31, 2013, approximately 42.7% of the loan portfolio of our banking segment was comprised of loans with real estate as the primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values generally and in Texas specifically could impair the value of our collateral and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our profitability and financial condition may be adversely affected by a decrease in real estate market values.

Loans acquired in the FNB Transaction may not be covered by the loss-share agreements if the FDIC determines that we have not adequately managed these loans.

Under the terms of the loss-share agreements we entered into with the FDIC in connection with the FNB Transaction, the FDIC is obligated to reimburse us for the following losses on covered loans: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from September 13, 2013 (the “Bank Closing Date”). Although the FDIC has agreed to reimburse us for the substantial portion of losses on covered loans, the FDIC has the right to refuse or delay payment for loan losses if we do not manage covered loans in accordance with the loss-share agreements. In addition, reimbursable losses are based on the book value of the relevant loans as determined by the FDIC as of the effective dates of the transactions. The amount that we realize on these loans could differ materially from the carrying value that will be reflected in our consolidated financial statements, based upon the timing and amount of collections on the covered loans in future periods. Any losses we experience in the assets acquired in the FNB Transaction that are not covered under the loss-share agreements could have an adverse effect on our results of operations and financial condition.

In addition, in accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC, approximately ten years following the Bank Closing Date, if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the purchase and assumption agreement we entered into with the FDIC in connection with the FNB Transaction.

Our business and results of operations may be adversely affected by unpredictable economic, market and business conditions.

Our business and results of operations are affected by general economic, market and business conditions. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends to a degree on factors beyond our control, including:

•                  national and local economic conditions, such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income and consumer spending;

•                  general economic consequences of international conditions, such as weakness in European sovereign debt and emerging markets and the impact of that weakness on the U.S. and global economies;

•                  the availability and cost of capital and credit;

•                  incidence of customer fraud; and

•                  federal, state and local laws affecting these matters.

The deterioration of any of these conditions, as we have experienced with the past economic downturn and continuation of a weakened economy and employment growth, could adversely affect our consumer and commercial businesses and securities portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, the investment portfolio of our insurance segment, our capital levels and liquidity, and our results of operations.

Continued elevated unemployment, under-employment and household debt, along with continued stress in the consumer real estate market and certain commercial real estate markets, pose challenges for economic performance and the financial services industry. The sustained high unemployment rate and the lengthy duration of unemployment have directly impaired consumer finances and pose risks to the financial services industry. Continued uncertainty in the housing markets and elevated levels of distressed and delinquent mortgages pose further risks to the housing market. The current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to banking fees and practices. Each of these factors may adversely affect our fees and costs.

Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.

We conduct our banking operations primarily in Texas. Substantially all of the real estate loans in our loan portfolio are secured by properties located in Texas, with more than 78% and 82% secured by properties located in the Dallas/Fort Worth and Austin/San Antonio markets at December 31, 2013 and 2012, respectively. Adverse economic conditions in Texas may result in a reduction in the value of the collateral securing these loans. Likewise, substantially all of the real estate loans in our loan portfolio are made to borrowers who live and conduct business in Texas. In addition, mortgage origination fee income is dependent to a significant degree on economic conditions in Texas and California. During 2013, approximately 23% and 18% by dollar volume of our mortgage loans originated were collateralized by properties located in Texas and California, respectively. Texas insureds accounted for approximately 69% and 70% of our insurance segment’s gross premiums written in 2013 and 2012, respectively. Any regional or local economic downturn that affects Texas or, to a lesser extent, California, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated.

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

Our insurance segment writes insurance primarily in the states of Texas, Oklahoma, Arizona, Tennessee, Georgia and Louisiana. In 2013, Texas accounted for 69.1%, Oklahoma accounted for 9.1%, Arizona accounted for 8.7%, Tennessee accounted for 5.8% and Georgia accounted for 3.5% of our premiums. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting these regions or significant portions of these regions could adversely affect our insurance segment’s financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although our insurance segment purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $140.0 million, our insurance segment’s losses would exceed the limits of its reinsurance coverage.

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

Our insurance segment invested over 86% of its invested assets in fixed maturity assets such as bonds and mortgage-backed securities at December 31, 2013. Because bond trading prices decrease as interest rates rise, a significant increase in interest rates could have a material adverse effect on our insurance segment’s financial condition and results of operations. On the other hand, decreases in interest rates could have an adverse effect on our insurance segment’s investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less. Additionally, mortgage-backed securities typically are prepaid more quickly when interest rates fall and the holder must reinvest the proceeds at lower interest rates. In periods of increasing interest rates, mortgage-backed securities typically are prepaid more slowly, which may require our insurance segment to receive interest payments that are below the then prevailing interest rates for longer time periods than expected. The volatility of our insurance segment’s claims may force it to liquidate securities, which may cause it to incur capital losses. If our insurance segment’s investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities. In addition, if we experience market disruption and volatility, such as that experienced in 2009 and 2010, we may experience additional losses on our investments and reductions in our earnings. Investment losses could significantly decrease the asset base and statutory surplus of our insurance segment, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating.

Our financial advisory segment holds securities, principally fixed-income municipal bonds, to support sales, underwriting and other customer activities. If interest rates increase, the value of debt securities held in the financial advisory segment’s inventory would decrease. Rapid or significant changes in interest rates could adversely affect the segment’s bond sales, underwriting activities and financial advisory businesses.

In addition, we hold securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, which may fluctuate with changes in market interest rates. The effects of an increase in market interest rates may result in a decrease in the value of our available for sale investment portfolio.

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

Our banking segment is subject to funding risks associated with its high deposit concentration and its potential reliance on brokered deposits.

At December 31, 2013, the Bank’s fifteen largest depositors, excluding Hilltop and First Southwest, accounted for 15.49% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding First Southwest, accounted for 10.03% of the Bank’s total deposits. Brokered deposits at December 31, 2013 accounted for 7.0% of the Bank’s total deposits, and we may increase our reliance on brokered deposits in the future. The loss of one or more of our largest Bank customers, a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, or if we increase our reliance on brokered deposits, the loss of a significant amount of our brokered deposits could adversely affect our liquidity. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, or purchase federal funds or borrow funds on a short-term basis at higher rates, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

We are heavily dependent on dividends from our subsidiaries.

We are a financial holding company engaged in the business of managing, controlling and operating our subsidiaries, including NLC and its two insurance company subsidiaries, NLIC and ASIC, as well as the Bank and the Bank’s subsidiaries, PrimeLending and First Southwest. We conduct no material business or other activity other than activities incidental to holding stock in NLC and the Bank. As a result, we rely substantially on the profitability of, and dividends from, these subsidiaries to pay our operating expenses, to satisfy our obligations and to pay dividends on our preferred stock. As with most financial institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates and in economic conditions in general. PrimeLending and First Southwest contribute to the Bank’s profitability and, in turn, on its ability to pay dividends to us. If the Bank, however, is unable to make cash distributions to us, then we may also be unable to obtain funds from PrimeLending and First Southwest, and we may be unable to satisfy our obligations or make distributions on our preferred stock.

Likewise, our insurance segment also operates as a holding company. Dividends and other permitted payments from its operating subsidiaries are expected to be its primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to us. NLIC and ASIC are subject to significant regulatory restrictions and limitations under debt agreements limiting their ability to declare and pay dividends, including the indenture governing NLC’s London Interbank Offered Rate (“LIBOR”) plus 3.40% notes due 2035 and the surplus indentures governing NLIC’s two LIBOR plus 4.10% and 4.05% notes due 2033 and ASIC’s LIBOR plus 4.05% notes due 2034. Together these restrictions could, in turn, limit NLC’s ability to pay dividends.

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

During the second quarter of 2013, the Bank received a “satisfactory” CRA rating in connection with its most recent CRA performance evaluation. A CRA rating of less than “satisfactory” adversely affects a bank’s ability to establish new branches and impairs a bank’s ability to commence new activities that are “financial in nature” or acquire companies engaged in these activities. Other regulatory exam ratings or findings also may otherwise impact our ability to branch, commence new activities or make acquisitions.

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

In July 2013, the Federal Reserve Board approved a final rule that will substantially amend the risk-based capital rules applicable to Hilltop and the Bank. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Hilltop and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. The application of more stringent capital requirements for Hilltop and the Bank could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements.

In addition, the Federal Reserve Board published an interim final rule in September 2013 that clarifies how companies should incorporate the Basel III regulatory capital reforms into their capital and business projections during the next cycle of capital plan submissions and stress tests. For companies and their subsidiary banks with between $10.0 billion and $50.0 billion in total consolidated assets, the initial capital planning and stress testing cycle began on October 1, 2013 and continues through the fourth quarter of 2015, which overlaps with the implementation of the Basel III capital reforms beginning on January 1, 2015. At December 31, 2013, Hilltop and the Bank had approximately $8.9 billion and $8.0 billion, respectively, in total consolidated assets and their average of total consolidated assets for the four most recent consecutive quarters was $8.2 billion and $7.2 billion, respectively. Accordingly, Hilltop and the Bank are not subject to the 2014 capital planning and stress testing cycle. If we grow to have more than $10.0 billion in assets on average over the four most recent consecutive quarters through additional acquisitions or organic growth, we may become subject to future capital planning and stress testing cycles, which would likely increase our cost of regulatory compliance. Management continues to study the implementation of Basel III regulatory capital reforms and stress testing requirements.

The CFPB recently issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.

On January 10, 2013, the CFPB issued a final rule to implement the “qualified mortgage” provisions of the Dodd-Frank Act requiring mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The CFPB’s “qualified mortgage” rule took effect on January 10, 2014. The final rule describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages,” which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. It is difficult to predict how the CFPB’s “qualified mortgage” rule will impact us when it takes effect, but any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition.

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

Changes in interest rates may change the value of our mortgage servicing rights portfolio which may increase the volatility of our earnings.

We have recently expanded, and may continue to expand, our residential mortgage servicing operations within our mortgage origination segment. As a result of our mortgage servicing business, we have a portfolio of mortgage servicing rights (“MSR”). A MSR is the right to service a mortgage loan-collect principal, interest and escrow amounts-for a fee. We measure and carry all of our residential MSRs using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

One of the principal risks associated with MSRs is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. In the future, we may use various derivative financial instruments to provide a level of protection against such interest rate risk. However, no hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The increasing size of our MSR portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSRs.

At December 31, 2013, our MSRs had a fair value of $20.1 million. Changes in fair value of our MSRs are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our MSRs may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSRs, our financial condition and results of operations would be negatively affected.

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

As a result, the revenues and operating results of our financial advisory segment may vary significantly from quarter to quarter and from year to year. Unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide financial advisory, underwriting and other services. Disruptions in fixed income and equity markets could lead to a decline in the volume of transactions executed for customers and, therefore, to declines in revenues from commissions and clearing services. First Southwest is much smaller and has much less capital than many competitors in the securities industry. In addition, First Southwest is an operating subsidiary of the Bank, which means that its activities are limited to those that are permissible for the Bank.

Income that we recognized as a bargain purchase gain in connection with the FNB Transaction is based upon a preliminary valuation and is subject to change.

In September 2013, we assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets, of FNB from the FDIC in the FNB Transaction. We acquired approximately $2.2 billion in assets and assumed $2.2 billion in liabilities in the FNB Transaction. The FNB Transaction was accounted for under the purchase method of accounting. Based upon a preliminary valuation, we recorded a pre-tax bargain purchase gain totaling $12.6 million as a result of the FNB Transaction, which was included as a component of noninterest income in our consolidated statement of operations for the year ended December 31, 2013. The amount of the gain was equal to the amount by which the estimated fair value of assets purchased exceeded the estimated fair value of liabilities assumed. The bargain purchase gain resulting from the FNB Transaction was a non-recurring gain that is not expected to be repeated in future periods. As we complete our purchase accounting, we may revise our estimates, which could result in the recognition of additional bargain purchase gain, which would be recorded as noninterest income, or the recognition of less or no bargain purchase gain, in which case we would reduce noninterest income and may be required to record goodwill that would be subject to an ongoing impairment analysis.

Income that we recognize in connection with the purchase discount of the credit-impaired loans acquired in the PlainsCapital Merger and the FNB Transaction and accounted for under Accounting Standards Codification 310-30 could be volatile in nature and have significant effects on reported net income.

In connection with the PlainsCapital Merger and the FNB Transaction, we acquired loans at a discount of $146.6 million and $343.1 million, respectively. The PlainsCapital Merger and the FNB Transaction were each accounted for under the purchase method of accounting. Accordingly, these discounts are amortized and accreted to interest income on a monthly basis. The effective yield and related discount accretion on credit-impaired loans is initially determined at the acquisition date based upon estimates of the timing and amount of future cash flows as well as the amount of credit losses that will be incurred. These estimates are updated quarterly. In future periods, if actual historical results combined with future projections of these factors (amount, timing, or credit losses) differ from the initial projections, the effective yield and the amount of discount recognized will change. Volatility may increase as the variance of actual results from initial projections increases. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. Accretion of $61.8 million on loans purchased at a discount in the PlainsCapital Merger was recorded as interest income during the year ended December 31, 2013, and accretion of $7.5 million on loans purchased at a discount in the FNB Transaction was recorded as interest income during the period from September 14, 2013 to December 31, 2013. As of December 31, 2013, the balance of our discount on loans in the aggregate was $396.0 million.

We ultimately may write-off goodwill and other intangible assets resulting from business combinations.

As a result of purchase accounting in connection with our acquisition of NLC, the PlainsCapital Merger and the FNB Transaction, our consolidated balance sheet at December 31, 2013, contained goodwill of $251.8 million and other intangible assets of $70.9 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, the value of these intangible assets may not be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

Our financial advisory segment has historically earned a significant portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. Financial advisory revenues from the public finance group of First Southwest represented the largest component of our financial advisory segment’s net revenues for the year ended December 31, 2013. Unlike other investment banks, First Southwest earns most of its revenues from its advisory fees and, to a lesser extent, from other business activities such as commissions and underwriting. New issuances in the municipal market by cities, counties, school districts, state and other governmental agencies, airports, healthcare institutions, institutions of higher education and other clients that First Southwest’s public finance group serves can be subject to significant fluctuations based on by factors such as changes in interest rates, property tax bases, budget pressures on certain issuers caused by uncertain economic times and other factors. We expect that the reliance of our financial advisory segment on advisory fees will continue for the foreseeable future, and a decline in public finance advisory engagements or the market for advisory services generally would have an adverse effect on our business and results of operations.

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

Our banking and mortgage origination businesses face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we do. We also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations, each of which may offer more favorable financing than we are able to provide. In addition, some of our non-bank competitors are not subject to the same extensive regulations that govern us. The banking business in Texas has become increasingly competitive over the past several years, and we expect the level of competition we face to further increase. Our profitability depends on our ability to compete effectively in these markets. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

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

Our mortgage origination business is subject to several variables that can impact loan origination volume, including seasonal and interest rate fluctuations. We typically experience increased loan origination volume from purchases of homes during the second and third calendar quarters, when more people tend to move and buy or sell homes. In addition, an increase in the general level of interest rates may, among other things, adversely affect the demand for mortgage loans and our ability to originate mortgage loans. In particular, if mortgage interest rates increase, the demand for residential mortgage loans and the refinancing of residential mortgage loans will likely decrease, which will have an adverse effect on our mortgage origination activities. Conversely, a decrease in the general level of interest rates, among other things, may lead to increased competition for mortgage loan origination business. As a result of these variables, our results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and our insurance segment expects that these factors will increase the severity of losses in the future. As NLC observed in 2008, the severity of some catastrophic weather events, including the scope and extent of damage and the inability to gain access to damaged properties, and the ensuing shortages of labor and materials and resulting demand surge, provide additional challenges to estimating ultimate losses. Our insurance segment’s liabilities for losses and loss adjustment expenses include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above liabilities established for these costs, our insurance segment expects to be required to increase its liabilities, together with a corresponding reduction in its net income in the period in which the deficiency is identified.

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

Our insurance segment purchases reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2013 and 2012, our insurance segment’s personal lines ceded 10.2% and 12.1%, respectively, of its direct insurance premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 4.6% and 4.9%, respectively, of its direct insurance premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance, inclusive of per risk excess and catastrophe, decreased 9.3% in the year ended December 31, 2013, which is partially attributable to reduced limits, lower rates and lower reinstatement premiums in 2013 of $0.2 million. Reinsurance cost generally fluctuates as a result of storm costs or any changes in capacity within the reinsurance market.

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

At December 31, 2013, our insurance segment had $5.2 million in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and loss adjustment expense recoverables and ceded unearned insurance premiums. Our insurance segment expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Because our insurance segment remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse our insurance segment for losses paid, or delays in reimbursing our insurance segment for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations.

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

The indenture governing NLC’s LIBOR plus 3.40% notes due 2035 contains restrictions on its ability to, among other things, declare and pay dividends and merge or consolidate. In addition, this indenture contains a change of control provision, which provides that (i) if a person or group becomes the beneficial owner, directly or indirectly, of 50% or more of NLC’s equity securities and (ii) if NLC’s ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLC purchase such holder’s notes, in whole or in part, at a price equal to 100% of the then outstanding principal amount. Likewise, the surplus indentures governing NLIC’s two LIBOR plus 4.10% and 4.05% notes due 2033 and ASIC’s LIBOR plus 4.05% notes due 2034 contain restrictions on dividends and mergers and consolidations. In addition, NLC has other credit arrangements with its affiliates and other third-parties.

NLC’s ability to comply with these covenants may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default under the loan agreements or indentures governing the notes or under its other debt agreements. An event of default under its debt agreements would permit some of its lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If NLC were unable to repay debt to its secured lenders, these lenders could proceed against the collateral securing that debt. In addition, acceleration of its other indebtedness may cause NLC to be unable to make interest payments on the notes. Other agreements that NLC or its insurance company subsidiaries may enter into in the future may contain covenants imposing significant restrictions on their respective businesses that are similar to, or in addition to, the covenants under their respective existing agreements. These restrictions may affect NLC’s ability to operate its business and may limit its ability to take advantage of potential business opportunities as they arise.

Risks Related to our Substantial Cash Position and Related Strategies for its Use

There are risks associated with our proposed acquisition of SWS.

On January 9, 2014, we delivered to the President and Chief Executive Officer of SWS a letter in which we proposed to acquire all of the outstanding shares of SWS common stock that we do not already own for $7.00 per share in 50% cash and 50% Company common stock. The cash portion of our offer would be funded through available cash. There is no assurance that we will enter into a merger agreement with SWS or that any transaction will be consummated.

In addition to the risks we face in connection with acquisitions and indebtedness generally as described under Item 1A of this Annual Report, we face risks associated with a potential acquisition of SWS, each of which may have an adverse impact on our business, financial condition, operating results and prospects. Such risks include the following: any issuance of shares of our common stock in such an acquisition will result in dilution to our existing stockholders; our credit ratings may be adversely affected, which may impact the cost of future borrowings; the need for required approvals, including regulatory approvals and approval by SWS’s stockholders, may delay, prevent or otherwise adversely impact an acquisition of SWS or impose conditions that could require divestitures and otherwise have an impact on our business; the market price of our common stock or other securities may decline as a result of a proposed or actual acquisition of SWS; a proposed or actual acquisition of SWS may result in our being subject to unknown liabilities and litigation; such an acquisition could involve unexpected costs and distractions; our ability to successfully integrate our business and operations with SWS’s is uncertain; and our business may suffer as a result of uncertainty surrounding the timing and likelihood of any proposed acquisition.

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

If regulators determine that we control SWS, we will be required to file appropriate reports with the Federal Reserve Board and potentially provide financial support.

As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting stock. Subject to rebuttal, an investor may be presumed to control a depository institution or other company if the investor owns or controls ten percent or more of any class of voting stock. At December 31, 2013, we beneficially owned 24.4% of the outstanding common stock of SWS. In connection with the transactions entered into with SWS, we filed a Rebuttal of Control, which the Office of Thrift Supervision, now a part of the Office of the Comptroller of the Currency, accepted based upon the facts represented by us. The transaction documents also provide for mechanisms to prevent us from being deemed to “control” SWS through our ownership of voting securities. Notwithstanding this finding by the Office of Thrift Supervision, in the event that we were determined to “control” SWS, we would be required to file appropriate reports as a financial holding company regulated by the Federal Reserve Board reflecting our controlling interest in SWS. In connection with PlainsCapital Merger, we provided certain passivity commitments to the Federal Reserve Board related to SWS. These passivity commitments provide that we cannot take certain actions, namely exercising any controlling influence over management or policies, without the prior approval of the Federal Reserve Bank.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2013, 114,068 shares of preferred stock were designated or outstanding.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our principal executive offices in Dallas, Texas. In addition to our principal office, our various business segments conduct business at various locations.

Banking.  At December 31, 2013, our banking segment conducted business at 92 locations throughout Texas, including seven support facilities. Our banking segment’s principal executive offices are located in Dallas, Texas, in space leased by PlainsCapital. We lease 35 banking locations including our principal offices and we own the remaining 57 banking locations. We have options to renew leases at most locations.

Mortgage Origination.  Our mortgage origination segment is headquartered in Dallas, Texas and at December 31, 2013 conducted business from over 300 locations in 42 states. Each of these locations is leased by PrimeLending.

Insurance.  At December 31, 2013, our insurance segment leases office space in Waco, Texas for all corporate, claims, customer service and data center operations.

Financial Advisory.  Our financial advisory segment is headquartered in Dallas, Texas and at December 31, 2013 conducted business at 25 locations in 14 states. Each of these offices is leased by First Southwest.

Item 3. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 18 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”.  Our common stock has no public trading history prior to February 12, 2004. Our common stock closed at $24.51 on February 28, 2014. At February 28, 2014, there were 90,177,991 shares of our common stock outstanding with 558 stockholders of record.

In connection with the PlainsCapital Merger, on November 29, 2012, we filed with the State Department of Assessments and Taxation of the State of Maryland articles supplementary for the Series B Preferred Stock, setting forth its terms. Holders of the Series B Preferred Stock are entitled to noncumulative cash dividends at a fluctuating dividend rate based on the Bank’s level of qualified small business lending. The Series B Preferred Stock is non-voting, except in limited circumstances, and ranks senior to our common stock with respect to the payment of dividends and distribution of assets upon any liquidation, dissolution or winding up of Hilltop.

Subject to the restrictions discussed below, our stockholders are entitled to receive dividends when, as, and if declared by our board of directors out of funds legally available for that purpose. Our board of directors exercises discretion with respect to whether we will pay dividends and the amount of such dividend, if any. Factors that affect our ability to pay dividends on our common stock in the future include, without limitation, our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors. We have not declared or paid any dividends over the past two completed fiscal years.

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

The following table discloses the high and low sales prices per quarter for our common stock during 2013 and 2012. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price Range
	High	Low
Year Ended December 31, 2013
First Quarter	$14.21	$12.34
Second Quarter	$16.94	$12.59
Third Quarter	$18.71	$15.46
Fourth Quarter	$24.05	$17.09

Year Ended December 31, 2012
First Quarter	$9.10	$7.87
Second Quarter	$10.89	$7.75
Third Quarter	$12.80	$10.21
Fourth Quarter	$14.49	$12.57

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2013 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 20, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders*	600,000	$7.70	3,519,657

Total	600,000	$7.70	3,519,657

*Excludes shares of restricted stock granted under the 2003 equity incentive plan (the “2003 Plan”), as all such shares are vested. No exercise price is required to be paid upon the vesting of the restricted shares of common stock granted. In September 2012, our stockholders approved the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of Hilltop, its subsidiaries and outside directors of

Hilltop. Upon the effectiveness of the 2012 Plan, no additional awards are permissible under the 2003 Plan. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2013, 480,343 awards had been granted pursuant to the 2012 Plan. All shares outstanding under the 2003 Plan and the 2012 Plan, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited. No participant in our 2012 Plan may be granted awards in any fiscal year covering more than 1,250,000 shares of our common stock.

Issuer Repurchases of Equity Securities

There were no repurchases of shares of common stock during the three months ended December 31, 2013.

Recent Sales of Unregistered Securities

All sales of unregistered securities have previously been reported.

Item 6. Selected Financial Data.

Our historical consolidated balance sheet data at December 31, 2013 and 2012 and our consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited historical consolidated financial statements included elsewhere in this Annual Report. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. Our operating results for 2012 include the results from the operations acquired in the PlainsCapital Merger for the month of December 2012 and the operations acquired in the FNB Transaction are included in our operating results beginning September 14, 2013 (dollars in thousands, except per share data and weighted average shares outstanding).

	2013	2012	2011	2010	2009
Statement of Operations Data:
Total interest income	$329,075	$39,038	$11,049	$8,154	$6,866
Total interest expense	32,874	10,196	8,985	8,971	9,668
Net interest income (loss)	296,201	28,842	2,064	(817)	(2,802)
Provision for loan losses	37,158	3,800	—	—	—
Net interest income (loss) after provision for loan losses	259,043	25,042	2,064	(817)	(2,802)
Total noninterest income	850,085	224,232	141,650	124,073	122,377
Total noninterest expense	911,735	255,517	155,254	124,811	123,036
Income (loss) before income taxes	197,393	(6,243)	(11,540)	(1,555)	(3,461)
Income tax expense (benefit)	70,684	(1,145)	(5,009)	(1,007)	(1,349)
Net income (loss)	126,709	(5,098)	(6,531)	(548)	(2,112)
Less: Net income attributable to noncontrolling interest	1,367	494	—	—	—
Income (loss) attributable to Hilltop	125,342	(5,592)	(6,531)	(548)	(2,112)
Dividends on preferred stock and other (1)	4,327	259	—	12,939	10,313
Income (loss) applicable to Hilltop common stockholders	$121,015	$(5,851)	$(6,531)	$(13,487)	$(12,425)

Per Share Data:
Net income (loss) - basic	$1.43	$(0.10)	$(0.12)	$(0.24)	$(0.22)
Weighted average shares outstanding - basic	84,382	58,754	56,499	56,492	56,474
Net income (loss) - diluted	$1.40	$(0.10)	$(0.12)	$(0.24)	$(0.22)
Weighted average shares outstanding - diluted	90,331	58,754	56,499	56,492	56,474
Book value per common share	$13.27	$12.34	$11.60	$11.56	$11.77
Tangible book value per common share	$9.70	$8.37	$11.01	$10.95	$11.13

Balance Sheet Data:
Total assets	$8,903,223	$7,286,865	$925,425	$939,641	$1,040,752
Cash and due from banks	713,099	722,039	578,520	649,439	790,013
Securities	1,261,989	1,081,066	224,200	148,965	129,968
Loans held for sale	1,089,039	1,401,507	—	—	—
Non-covered loans, net of unearned income	3,514,646	3,152,396	—	—	—
Covered loans	1,006,369	—	—	—	—
Allowance for loan losses	(34,302)	(3,409)	—	—	—
Goodwill and other intangible assets, net	322,729	331,508	33,062	34,587	36,229
Total deposits	6,722,019	4,700,461	—	—	—
Notes payable	56,327	141,539	131,450	138,350	138,350
Junior subordinated debentures	67,012	67,012	—	—	—
Total stockholders’ equity	1,311,922	1,146,550	655,383	653,055	783,777

	2013	2012	2011	2010	2009
Performance Ratios (2):
Return on average stockholders’ equity	11.00%	-0.62%
Return on average assets	1.67%	-0.08%
Net interest margin (taxable equivalent) (3)	4.47%	4.64%
Efficiency ratio (4)(5)(6)	42.58%	NM

Asset Quality Ratios (2):
Total nonperforming assets to total loans and other real estate (5)	3.70%	NM
Allowance for loan losses to nonperforming loans (5)	136.39%	NM
Allowance for loan losses to total loans (5)	0.76%	NM
Net charge-offs to average loans outstanding (5)	0.18%	NM

Capital Ratios:
Equity to assets ratio	14.73%	15.71%	70.82%	69.50%	75.31%
Tangible common equity to tangible assets	10.19%	10.05%	69.74%	68.33%	62.56%

Regulatory Capital Ratios (2):
Hilltop - Leverage ratio (7)	12.81%	13.08%
Hilltop - Tier 1 risk-based capital ratio	18.53%	17.72%
Hilltop - Total risk-based capital ratio	19.13%	17.81%
Bank - Leverage ratio (7)	9.29%	8.84%
Bank - Tier 1 risk-based capital ratio	13.38%	11.83%
Bank - Total risk-based capital ratio	14.00%	11.93%

Other Data (8):
Net loss and LAE ratio	70.3%	74.4%	72.2%	60.5%	61.0%
Expense ratio	32.3%	34.4%	34.0%	36.0%	35.7%
GAAP combined ratio	102.6%	108.8%	106.2%	96.5%	96.8%
Statutory surplus (9)	$125,054	$120,319	$118,708	$119,297	$117,063
Statutory premiums to surplus ratio	130.7%	125.0%	119.4%	102.0%	98.0%

(1) Series A preferred stock was redeemed in September 2010.

(2) Noted measures are typically used for measuring the performance of banking and financial institutions. Our operations prior to the PlainsCapital Merger are limited to our insurance operations. Therefore, noted measures for periods prior to 2012 are not a useful measure and have been excluded.

(3) Taxable equivalent net interest income divided by average interest-earning assets. Our operations prior to the PlainsCapital Merger are limited to our insurance operations. Therefore, noted measure for 2012 reflects the ratio for the month ended December 31, 2012.

(4) Noninterest expenses divided by the sum of total noninterest income and net interest income for the year.

(5) Noted measures are typically used for measuring the performance of banking and financial institutions. Our operations prior to the PlainsCapital Merger are limited to our insurance operations. Additionally, noted measure is not meaningful (“NM”) in 2012.

(6) Only considers operations of banking segment.

(7) Ratio for 2012 was calculated using the average assets for the month of December.

(8) Only considers operations of insurance segment.

(9) Statutory surplus includes combined surplus of NLIC and ASIC.

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

You should not view this disclosure as a substitute for results determined in accordance with GAAP, and our disclosure is not necessarily comparable to that of other companies that use non-GAAP measures. The following table reconciles these non-GAAP financial measures to the most comparable GAAP financial measures, “book value per common share” and “Hilltop stockholders’ equity to total assets” (dollars in thousands, except per share data).

	December 31,
	2013	2012	2011	2010	2009

Book value per common share	$13.27	$12.34	$11.60	$11.56	$11.77
Effect of goodwill and intangible assets per share	$(3.57)	$(3.97)	$(0.59)	$(0.61)	$(0.64)
Tangible book value per common share	$9.70	$8.37	$11.01	$10.95	$11.13

Hilltop stockholders’ equity	$1,311,141	$1,144,496	$655,383	$653,055	$783,777
Less: preferred stock	114,068	114,068	—	—	119,108
Less: goodwill and intangible assets, net	322,729	331,508	33,062	34,587	36,229
Tangible common equity	874,344	698,920	622,321	618,468	628,440

Total assets	8,903,223	7,286,865	925,425	939,641	1,040,752
Less: goodwill and intangible assets, net	322,729	331,508	33,062	34,587	36,229
Tangible assets	8,580,494	6,955,357	892,363	905,054	1,004,523

Equity to assets	14.73%	15.71%	70.82%	69.50%	75.31%
Tangible common equity to tangible assets	10.19%	10.05%	69.74%	68.33%	62.56%

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

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “FNB” refer to First National Bank, references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company (a wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole and references to “NLC” refer to National Lloyds Corporation, formerly known as NLASCO, Inc., (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole.

OVERVIEW

Beginning in 1995, we operated as several companies under the name “Affordable Residential Communities” or “ARC,” now known as Hilltop Holdings Inc., a Maryland corporation. We engaged in the business of acquiring, renovating, repositioning and operating manufactured home communities, as well as certain related businesses.

In January 2007, we acquired NLC. NLC owns National Lloyds Insurance Company, or NLIC, and American Summit Insurance Company, or ASIC, both of which are licensed property and casualty insurers operating in multiple states. In addition, NLC also owns NALICO GA, a general agency that operates in Texas. NLIC commenced business in 1949 and currently operates in 14 states, with its largest market being the state of Texas. NLIC carries a financial strength rating of “A” (Excellent) by A.M. Best. ASIC was formed in 1955 and currently operates in 13 states, its largest market being the state of Arizona. ASIC carries a financial strength rating of “A” (Excellent) by A.M. Best. Both of these companies are regulated by the Texas Department of Insurance.

On July 31, 2007, we sold substantially all of the operating assets used in our manufactured home communities business and our retail sales and financing business to American Residential Communities LLC. We received gross proceeds of approximately $890 million in cash, which represents the aggregate purchase price of $1.8 billion, less the indebtedness assumed by the buyer. After giving effect to expenses, taxes and our preferred stock and senior notes that remained outstanding following the sale, our net cash balance was approximately $550 million. As a result of the sale, our primary operations through November 2012 were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through NLC.

On November 30, 2012, we acquired PlainsCapital Corporation in a stock and cash transaction, whereby PlainsCapital Corporation merged with and into our wholly owned subsidiary, which continued as the surviving entity under the name “PlainsCapital Corporation” (the “PlainsCapital Merger”). Based on Hilltop’s closing stock price on November 30, 2012, the total purchase price was $813.5 million, consisting of 27.1 million shares of common stock, $311.8 million in cash and the issuance of 114,068 shares of Hilltop Non-Cumulative Perpetual Preferred Stock, Series B (“Hilltop Series B Preferred Stock”). The fair value of assets acquired, excluding goodwill, totaled $6.5 billion, including $3.2 billion of loans, $730.8 million of investment securities and $70.7 million of identifiable intangibles. The fair value of the liabilities assumed was $5.9 billion, including $4.5 billion of deposits.

Concurrent with the consummation of the PlainsCapital Merger, we became a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999.

On September 13, 2013 (the “Bank Closing Date”), the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of Edinburg, Texas-based FNB from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver, and reopened former branches of FNB acquired from the FDIC under the “PlainsCapital Bank” name (the “FNB Transaction”). Pursuant to the Purchase and Assumption Agreement by and among the FDIC as receiver for FNB, the FDIC and the Bank (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements whereby the FDIC agreed to share in the losses of certain covered loans and covered other real estate owned (“OREO”) that the Bank acquired in the FNB Transaction. Based on preliminary purchase date valuations, the fair value of the assets acquired was $2.2 billion, including $1.1 billion in covered loans, $286.2 million in securities, $135.2 million in covered OREO and $42.9 million in non-covered loans. The Bank also assumed $2.2 billion in liabilities, consisting primarily of deposits.

Following the PlainsCapital Merger, our primary line of business has been to provide business and consumer banking services from offices located throughout central, north and west Texas through the Bank. Further, the acquisition of FNB’s expansive branch network allows the Bank to further develop its Texas footprint through expansion into the Rio Grande Valley, Houston, Corpus Christi, Laredo and El Paso markets, among others. In addition to the Bank, our other subsidiaries have specialized areas of expertise that allow us to provide an array of financial products and services such as mortgage origination, insurance and financial advisory services.

At December 31, 2013, on a consolidated basis, we had total assets of $8.9 billion, total deposits of $6.7 billion, total loans, including loans held for sale, of $5.6 billion and stockholders’ equity of $1.3 billion. Our operating results beginning December 1, 2012 include the banking, mortgage origination and financial advisory operations acquired in the PlainsCapital Merger. Accordingly, our operating results and financial condition for the year ended December 31, 2013 are not comparable to prior years. Additionally, the presentation of our historical consolidated financial statements for 2011 has been modified and certain items have been reclassified to conform to the 2012 and 2013 presentation, which is more consistent with that of a financial institution that provides an array of financial products and services. Our banking operations include the operations acquired in the FNB Transaction since September 14, 2013.

Segment Information

As a result of the PlainsCapital Merger, we have two primary operating business units, PlainsCapital (financial services and products) and NLC (insurance). Within the PlainsCapital unit are three primary wholly owned operating subsidiaries: the Bank, PrimeLending and First Southwest. Under accounting principles generally accepted in the United States (“GAAP”), following the PlainsCapital Merger our business units were comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, mortgage origination, insurance and financial advisory. These segments reflect the manner in which operations are managed and the criteria used by our chief operating decision maker function to evaluate segment performance, develop strategy and allocate resources. Our chief operating decision maker function consists of the President and Chief Executive Officer of Hilltop and the Chief Executive Officer of PlainsCapital. During the fourth quarter of 2013, we began presenting certain amounts previously allocated to the four reportable business segments within Corporate to better reflect our internal organizational structure. This change had no impact on our consolidated results of operations. Our historical segment disclosures and MD&A have been revised to conform to the current presentation. Consistent with the segment operating results during 2013, we anticipate that future revenues will be driven primarily from the banking and mortgage origination segments, with the remainder being generated by our insurance and financial advisory segments. Based on historical results of PlainsCapital Corporation, the relative share of total revenue provided by our banking and mortgage origination segments fluctuates depending on market conditions, and operating results for the mortgage origination segment tend to be more volatile than operating results for the banking segment.

The banking segment includes the operations of the Bank and, since September 14, 2013, the operations acquired in the FNB Transaction. The banking segment primarily provides business and consumer banking products and services from offices located throughout Texas and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income, while also deriving revenue from other sources, including service charges on customer deposit accounts and trust fees.

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

The financial advisory segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services at First Southwest. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and Financial Industry Regulatory Authority, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940. FSC holds trading securities to support sales, underwriting and other customer activities. These securities are marked to market through other noninterest income. FSC uses derivatives to support mortgage origination programs of certain non-profit housing organization clients. FSC hedges its related exposure to interest rate risk from these programs with U.S. Agency to-be-announced, or TBA, mortgage-backed securities. These derivatives are marked to market through other noninterest income.

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs not allocated to business segments. Balance sheet amounts for remaining subsidiaries not discussed previously and the elimination of intercompany transactions are included in “All Other and Eliminations.”

Additional information concerning our reportable segments is presented in Note 30, Segment and Related Information, in the notes to our consolidated financial statements. The following tables present certain information about the operating results of our reportable segments (in thousands).

		Mortgage		Financial		All Other and	Hilltop
Year Ended December 31, 2013	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Net interest income (expense)	$293,254	$(37,840)	$7,442	$12,064	$(1,597)	$22,878	$296,201
Provision for loan losses	37,140	—	—	18	—	—	37,158
Noninterest income	71,045	537,497	166,163	102,714	—	(27,334)	850,085
Noninterest expense	155,102	472,284	166,006	112,360	10,439	(4,456)	911,735
Income (loss) before income taxes	$172,057	$27,373	$7,599	$2,400	$(12,036)	$—	$197,393

		Mortgage		Financial		All Other and	Hilltop
Year Ended December 31, 2012	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Net interest income (expense)	$24,885	$(4,987)	$4,730	$1,191	$39	$2,984	$28,842
Provision for loan losses	3,670	—	—	130	—	—	3,800
Noninterest income	4,601	57,618	154,147	10,909	—	(3,043)	224,232
Noninterest expense	16,130	50,296	163,585	11,078	14,487	(59)	255,517
Income (loss) before income taxes	$9,686	$2,335	$(4,708)	$892	$(14,448)	$—	$(6,243)

		Mortgage		Financial		All Other and	Hilltop
Year Ended December 31, 2011	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Net interest income (expense)	$—	$—	$4,915	$—	$(2,851)	$—	$2,064
Provision for loan losses	—	—	—	—	—	—	—
Noninterest income	—	—	141,650	—	—	—	141,650
Noninterest expense	—	—	146,386	—	8,868	—	155,254
Income (loss) before income taxes	$—	$—	$179	$—	$(11,719)	$—	$(11,540)

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $296.2 million in net interest income during the year ended December 31, 2013, compared with net interest income of $28.8 million in 2012 and net interest income of $2.1 million in 2011. The significant year-over-year increases in net interest income were primarily due to $267.5 million and $21.1 million in net interest income during the year ended December 31, 2013 and the month ended December 31, 2012, respectively, generated by those operations acquired as part of the PlainsCapital Merger.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)                                     Income from mortgage operations. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the year ended December 31, 2013, we generated $537.3 million in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees, compared with $57.6 million during the month ended December 31, 2012.

(ii)                                  Net insurance premiums earned.  Through our wholly owned insurance subsidiary, NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $157.5 million, $146.7 million and $134.0 million in net insurance premiums earned during 2013, 2012 and 2011, respectively.

(iii)                               Investment advisory fees and commissions and securities brokerage fees and commissions.  Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $93.1 million in investment advisory fees and commissions and securities brokerage fees and commissions during the year ended December 31, 2013, compared with $11.2 million during the month ended December 31, 2012.

In the aggregate, we generated $850.1 million, $224.2 million and $141.7 million in noninterest income during 2013, 2012 and 2011, respectively. The significant year-over-year increases in noninterest income during 2013 and 2012 were primarily due to the inclusion of the mortgage origination and financial advisory operations that we acquired as a part of the PlainsCapital Merger.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

The income applicable to common stockholders for the year ended December 31, 2013 was $121.0 million, or $1.40 per diluted share, compared to losses applicable to common stockholders of $5.9 million, or $0.10 per diluted share for the year ended December 31, 2012, and $6.5 million, or $0.12 per diluted share, for the year ended December 31, 2011.

As a result of the PlainsCapital Merger on November 30, 2012, the net income of PlainsCapital is included in our operating results for the year ended December 31, 2013 and the month ended December 31, 2012. The operations acquired in the FNB Transaction are included in our operating results beginning September 14, 2013, and are therefore not fully reflected in our consolidated statement of operations for the year ended December 31, 2013. FNB’s results of operations prior to September 14, 2013 are not included in our consolidated operating results. We expect the operations acquired in the FNB Transaction to have a significant effect on the Bank’s operating results in future periods.

The FNB Transaction was accounted for using the purchase method of accounting, and accordingly, purchased assets, including identifiable intangible assets and assumed liabilities, were recorded at their respective Bank Closing Date fair values using significant estimates and assumptions to value certain identifiable assets acquired and liabilities assumed. During the quarter ended December 31, 2013, the estimated fair values of certain identifiable assets acquired and liabilities assumed as of the Bank Closing Date were adjusted as a result of additional information obtained primarily related to the fair values of loans, covered OREO, amounts receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”), premises and equipment and other intangible assets. These adjustments resulted in a preliminary bargain purchase gain associated with the FNB Transaction during 2013 of $12.6 million, before taxes of

$4.5 million, which is included within noninterest income. Due to the short time period between the Bank Closing Date and December 31, 2013, the real estate appraisal validation exercise remains outstanding and the Bank Closing Date valuations related to covered OREO and FDIC Indemnification Asset are considered preliminary and could differ significantly when finalized.

Certain items included in net income for 2012 and 2013 resulted from purchase accounting associated with the PlainsCapital Merger and FNB Transaction. Income before taxes for 2013 includes net accretion of $58.5 million and $10.2 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $9.8 million and $0.3 million, respectively. Loss before taxes for 2012 includes net accretion of $5.9 million on earning assets and liabilities acquired in the PlainsCapital Merger and amortization of identifiable intangibles of $0.8 million.

We consider the ratios shown in the table below to be key indicators of our performance.

Year ended
December 31, 2013
Performance Ratios (1):
Return on average stockholders’ equity	11.00%
Return on average assets	1.67%
Net interest margin (taxable equivalent) (2)	4.47%

(1) Noted measures are typically used for measuring the performance of banking and financial institutions. Our operations prior to the acquisition of PlainsCapital are limited to our insurance operations. Therefore, noted measures for periods prior to 2013 are not useful measures and have been excluded.

(2) Taxable equivalent net interest income divided by average interest-earning assets.

During the year ended December 31, 2013, the consolidated taxable equivalent net interest margin of 4.47% was impacted by PlainsCapital Merger related accretion of discount on loans of $61.8 million, amortization of premium on acquired securities of $5.7 million and amortization of premium on acquired time deposits of $2.4 million. Additionally, FNB Transaction related accretion of discount on loans of $7.5 million and amortization of premium on acquired time deposits of $2.7 million also impacted the consolidated taxable equivalent net interest margin during the year ended December 31, 2013. These items increased the consolidated taxable equivalent net interest margin by 103 basis points for the year ended December 31, 2013. The consolidated taxable equivalent net interest margin was 4.64% for the month ended December 31, 2012. The taxable equivalent net interest margin was impacted by PlainsCapital Merger related accretion of discount on loans of $6.3 million, amortization of premium on acquired securities of $0.7 million and amortization of premium on acquired time deposits of $0.4 million. These items increased the consolidated taxable equivalent interest margin by 110 basis points for the month ended December 31, 2012.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands). Our operations prior to the PlainsCapital Merger were limited to our insurance operations. Therefore, the consolidated net interest income for 2012 reflects details for the month ended December 31, 2012.

	Year Ended			Month Ended
	December 31, 2013			December 31, 2012
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,584,079	$284,782	6.21%	$4,513,214	$23,900	6.21%
Investment securities - taxable	993,389	27,078	2.75%	719,910	1,604	2.69%
Investment securities - non-taxable (2)	192,933	7,150	3.71%	230,733	698	2.51%
Federal funds sold and securities purchased under agreements to resell	27,996	113	0.40%	54,017	106	2.35%
Interest-bearing deposits in other financial institutions	727,284	1,848	0.25%	574,913	80	0.25%
Other	160,320	10,479	6.11%	159,181	651	4.43%
Interest-earning assets, gross	6,686,001	331,450	4.96%	6,251,968	27,039	5.04%
Allowance for loan losses	(22,906)			(159)
Interest-earning assets, net	6,663,095			6,251,809
Noninterest-earning assets	985,308			747,284
Total assets	$7,648,403			$6,999,093

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,088,963	$14,877	0.29%	$4,339,928	$1,013	0.28%
Notes payable and other borrowings	709,642	17,997	2.19%	910,010	1,351	1.51%
Total interest-bearing liabilities	5,798,605	32,874	0.56%	5,249,938	2,364	0.52%
Noninterest-bearing liabilities
Noninterest-bearing deposits	203,996			214,586
Other liabilities	449,197			636,479
Total liabilities	6,451,798			6,101,003
Stockholders’ equity	1,195,961			896,567
Noncontrolling interest	644			1,523
Total liabilities and stockholders’ equity	$7,648,403			$6,999,093
Net interest income (2)		$298,576			$24,675
Net interest spread (2)			4.40%			4.52%
Net interest margin (2)			4.47%			4.64%

(1) Average balance includes non-accrual loans.

(2) Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $2.4 million and $0.2 million for the year ended December 31, 2013 and the month ended December 31, 2012, respectively.

On a consolidated basis, net interest income increased $267.4 million during 2013, compared with 2012, while net interest income increased $26.8 million during 2012, compared with 2011. These increases were primarily due to the inclusion of the results of operations of the banking segment, which was acquired in the PlainsCapital Merger on November 30, 2012. Net interest income prior to December 2012 was limited to interest income on securities and interest expense on notes payable of the insurance segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, primarily in the banking segment, was $37.2 million during 2013. During 2013, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $33.1 million and purchased credit impaired (“PCI”) loans of $4.1 million.

Consolidated noninterest income increased $625.9 million during 2013, compared with 2012, while consolidated noninterest income increased $82.6 million during 2012, compared with 2011. These increases were primarily due to the inclusion of $640.2 million and $68.5 million during the year ended December 31, 2013 and the month ended December 31, 2012, respectively, of noninterest income generated from the operations of the mortgage origination and financial advisory segments acquired in the PlainsCapital Merger. Consolidated noninterest income during 2013 also included an increase in net insurance premiums earned of $10.8 million, compared with 2012, and an increase of $12.7 million during 2012, compared with 2011. In addition, as previously discussed, the FNB Transaction resulted in the recognition of a preliminary pre-tax bargain purchase gain of $12.6 million during 2013.

Our consolidated noninterest expense during 2013 increased $656.2 million, compared with 2012, while consolidated noninterest expense during 2012 increased $100.3 million, compared with 2011. The increases primarily resulted from the inclusion of $739.7 million and $77.5 million during the year ended December 31, 2013 and month ended December 31, 2012, respectively, in employees’ compensation and benefits, occupancy and equipment and other expenses specifically attributable to those segments acquired as a part of the PlainsCapital Merger. Included in employee’s compensation and benefits expense during 2012 includes an $8.9 million expense related to the separate retention agreements between Hilltop and two executive officers of PlainsCapital entered into in connection with the PlainsCapital Merger. Other noninterest expenses during 2012 include PlainsCapital Merger related expenses of $6.6 million. The balance of increases in our consolidated noninterest expenses during 2013 and 2012 were primarily related to loss and LAE and policy acquisition and other underwriting expenses specific to our insurance segment.

Consolidated income tax expense during 2013 was $70.7 million, reflecting an effective rate of 35.8%. During 2012 and 2011, we recorded income tax benefits, due to losses from operations, of $1.1 million and $5.0 million, respectively, reflecting effective rates of 18.3% and 43.4%, respectively. The increase in income tax expense during 2013 was due to the operating income generated by our business segments. The effective income tax rates for 2012 and 2011 are not indicative of future effective income tax rates as a result of the PlainsCapital Merger.

Segment Results

Banking Segment

Income before income taxes in our banking segment for the year ended December 31, 2013 and the month ended December 31, 2012 was $172.1 million and $9.7 million, respectively, and was primarily driven by net interest income of $293.3 million and $24.9 million, respectively, partially offset by noninterest expenses of $155.1 million and $16.1 million, respectively.

At December 31, 2013, the Bank exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 14.00%, Tier 1 capital to risk weighted assets ratio of 13.38% and a Tier 1 capital to average assets, or leverage, ratio of 9.29%. At December 31, 2013, the Bank was also considered to be “well-capitalized” under regulatory requirements without giving effect to the final Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013. For additional discussion of the final Basel III capital rules, see Item 1, “Business — Government Supervision and Regulation — PlainsCapital Bank — Basel III.”

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

Year ended
December 31, 2013
Performance Ratios (1):
Efficiency ratio (2)	42.58%
Return on average assets	1.79%
Net interest margin (taxable equivalent) (3)	5.17%

(1) The banking segment was acquired on November 30, 2012. Therefore, noted measures for periods prior to 2013 are not useful measures and have been excluded.

(2) Noninterest expenses divided by the sum of total noninterest income and net interest income for the period.

(3) Taxable equivalent net interest income divided by average interest-earning assets.

During the year ended December 31, 2013, the banking segment’s taxable equivalent net interest margin of 5.17% was impacted by PlainsCapital Merger related accretion of discount on loans of $61.8 million, amortization of premium on acquired securities of $5.7 million and amortization of premium on acquired time deposits of $2.4 million. Additionally, FNB Transaction related accretion of discount on loans of $7.5 million and amortization of premium on acquired time deposits of $2.7 million also impacted the banking segment’s taxable equivalent net interest margin during the year ended December 31, 2013. These items increased the banking segment’s taxable equivalent net interest margin by 120 basis points for the year ended December 31, 2013. The banking segment’s taxable equivalent net interest margin for the month ended December 31, 2012 of 5.83% was impacted by PlainsCapital Merger related accretion of discount on loans of $6.3 million, amortization of premium on acquired securities of $0.7 million and amortization of premium on acquired time deposits of $0.4 million. These items increased the banking segment’s taxable equivalent interest margin by 140 basis points for the month ended December 31, 2012.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended			Month Ended
	December 31, 2013			December 31, 2012
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$3,279,228	$238,314	7.27%	$2,886,549	$19,228	7.99%
Subsidiary warehouse lines of credit	947,064	51,114	5.40%	1,261,768	5,984	5.69%
Investment securities - taxable	792,860	14,625	1.84%	494,285	444	1.08%
Investment securities - non-taxable (2)	158,739	5,715	3.60%	175,850	479	3.27%
Federal funds sold and securities purchased under agreements to resell	26,373	75	0.28%	33,180	48	1.74%
Interest-bearing deposits in other financial institutions	494,220	1,319	0.27%	299,464	68	0.27%
Other	31,794	1,311	4.12%	33,594	57	2.04%
Interest-earning assets, gross	5,730,278	312,473	5.45%	5,184,690	26,308	6.09%
Allowance for loan losses	(22,752)			248
Interest-earning assets, net	5,707,526			5,184,938
Noninterest-earning assets	939,916			814,461
Total assets	$6,647,442			$5,999,399

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,065,935	$14,889	0.29%	$4,267,736	$1,009	0.28%
Notes payable and other borrowings	391,111	1,340	0.34%	560,572	123	0.26%
Total interest-bearing liabilities (3)	5,457,046	16,229	0.30%	4,828,308	1,132	0.28%
Noninterest-bearing liabilities
Noninterest-bearing deposits	253,562			289,871
Other liabilities	39,028			58,492
Total liabilities	5,749,636			5,176,671
Stockholders’ equity	897,806			822,728
Total liabilities and stockholders’ equity	$6,647,442			$5,999,399
Net interest income (2)		$296,244			$25,176
Net interest spread (2)			5.15%			5.81%
Net interest margin (2)			5.17%			5.83%

(1) Average balance includes non-accrual loans.

(2) Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $2.0 million and $0.2 million for the year ended December 31, 2013 and the month ended December 31, 2012, respectively.

(3) Excludes the allocation of interest expense on PlainsCapital debt of $1.0 million and $0.1 million for the year ended December 31, 2013 and the month ended December 31, 2012, respectively.

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

Because the operations of the banking segment acquired in the PlainsCapital Merger are not included in our results of operations for the full fiscal year ended December 31, 2012, the table summarizing the changes in our net interest income due to variances in the volume of our interest-earning assets and interest-bearing liabilities would not be meaningful and has therefore been omitted.

The banking segment’s noninterest income was $71.0 million and $4.6 million during the year ended December 31, 2013 and the month ended December 31, 2012 and primarily related to intercompany financing charges associated with the lending commitment on the PrimeLending warehouse line of credit. Noninterest income during the year ended December 31, 2013 also included the recognition of a preliminary pre-tax bargain purchase gain of $12.6 million in connection with the FNB Transaction.

The banking segment’s noninterest expenses were $155.1 million and $16.1 million during the year ended December 31, 2013 and the month ended December 31, 2012, respectively, and were primarily comprised of employees’ compensation and benefits, and occupancy expenses.

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment for the year ended December 31, 2013 and the month ended December 31, 2012 was $27.4 million and $2.3 million, respectively. Income before income taxes was primarily driven by noninterest income of $537.5 million and $57.6 million during the year ended December 31, 2013 and the month ended December 31, 2012, respectively, partially offset by noninterest expense of $472.3 million and $50.3 million during the year ended December 31, 2013 and the month ended December 31, 2012, respectively. Additionally, net interest expense of $37.8 million and $5.0 million during the year ended December 31, 2013 and the month ended December 31, 2012, respectively, resulted from interest incurred on a warehouse line of credit held at the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

PrimeLending originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations for the year ended December 31, 2013 (dollars in thousands).

		% of
	Volume	Total
Mortgage Loan Originations - units	55,781

Mortgage Loan Originations - volume	$11,792,562

Mortgage Loan Originations:
Conventional	$7,505,437	63.65%
Government	3,465,078	29.38%
Jumbo	780,604	6.62%
Other	41,443	0.35%
	$11,792,562	100.00%

Home purchases	$8,178,970	69.36%
Refinancings	3,613,592	30.64%
	$11,792,562	100.00%

Texas	$2,660,810	22.56%
California	2,082,184	17.66%
North Carolina	618,802	5.25%
Virginia	466,531	3.96%
Florida	456,643	3.87%
Arizona	392,006	3.32%
Maryland	385,215	3.27%
Ohio	383,518	3.25%
Washington	360,100	3.05%
All other states	3,986,753	33.81%
	$11,792,562	100.00%

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, we have typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

Beginning in May 2013 and continuing through the fourth quarter of 2013, mortgage interest rates increased at a pace that, along with other factors, resulted in a 21.2% decrease in the mortgage origination segment’s total loan origination volume during the third and fourth quarters of 2013 when compared to the first and second quarters of 2013. Home purchases volume during the six months ended June 30, 2013 and December 31, 2013 was $4.0 billion and $4.2 billion, respectively, reflecting a 5.1% increase, while refinancing volume decreased from $2.6 billion (39.5% of total loan origination volume) to $1.0 billion (19.3% of total loan origination volume) between the same periods. Due to recent volatility in mortgage interest rates and uncertain consumer confidence, 2014 mortgage loan origination volume may vary from origination trends historically experienced by the mortgage origination segment.

While PrimeLending’s total loan origination volume decreased 21.2% during the third and fourth quarters of 2013 compared to the first and second quarters of 2013, income before income taxes decreased 107.4% between the same periods ($29.6 million income compared to a $2.2 million loss). Income before income taxes decreased at a greater rate primarily because segment operating costs included in noninterest expenses, such as employee related (salaries and benefits), occupancy and administrative expenses, decreased at a lesser rate, approximately 4%, than loan origination volume decreased between the two periods. To address negative trends in loan origination volume resulting from changes in interest rates that began in May 2013, the mortgage origination segment reduced its non-origination employee headcount approximately 22% during the third and fourth quarters of 2013. Third quarter segment operating costs were not significantly impacted by the headcount reductions, because the decreases in employees’ salaries and benefits resulting from the reductions were mostly offset by related severance expenses incurred during the quarter. Salaries and benefits expenses decreased approximately 9% between the third and fourth quarters, as the benefits of the headcount reductions in the third quarter of 2013 began to be realized. We are also engaged in other initiatives to reduce segment operating costs that were primarily responsible for the decrease of approximately 4% in non-employee related expenses between the third and fourth quarters noted above. We anticipate that we will begin to realize the full benefits of the employee reductions and the other cost savings initiatives during the first quarter of 2014. Also impacting the trend in income before taxes, to a lesser extent, was a decrease in loan revenue margins resulting from increased competition.

PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the first and second quarters of 2013, PrimeLending retained servicing on approximately 8% of loans sold. This rate was increased to approximately 22% during the third and fourth quarters of 2013. The related mortgage servicing rights asset was valued at $20.1 million on $2.0 billion of serviced loan volume as of December 31, 2013, compared to a value of $2.1 million at December 31, 2012. All income related to retained servicing, including changes in the value of the mortgage servicing rights asset, is included in noninterest income.

Noninterest income of $537.5 million and $57.6 million for the year ended December 31, 2013 and the month ended December 31, 2012, respectively, was comprised of net gains on the sale of loans and other mortgage production income, and mortgage origination fees. As a result of increased competition, noninterest income decreased at a greater rate, 27.6%, during the third and fourth quarters of 2013 when compared to the first and second quarters of 2013 than the decrease in loan origination volume experienced during the same periods, which was 21.2%. Noninterest income during the year ended December 31, 2013 included $11.1 million of net losses resulting from changes in the fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale, and the related activity associated with forward commitments used by PrimeLending to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The loss was primarily the result of a decrease in the volume of IRLCs and mortgage loans held for sale between December 31, 2012 and December 31, 2013.

Noninterest expenses were $472.3 million and $50.3 million for the year ended December 31, 2013 and the month ended December 31, 2012, respectively. Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred. Compensation that varies with the volume of mortgage loan originations and overall segment profitability comprised approximately 59% of the total employees’ compensation and benefits expenses during the year ended December 31, 2013. PrimeLending records unreimbursed closing costs when it pays a customer’s closing costs in return for the customer choosing to accept a higher interest rate on the customer’s mortgage loan. Unreimbursed closing costs during the year ended December 31, 2013 and the month ended December 31, 2012 were $30.1 million and $5.9 million, respectively.

Between January 1, 2005, and December 31, 2013, the mortgage origination segment sold mortgage loans totaling $55.5 billion. These loans were sold under sales contracts that generally include provisions which hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2005, it has not experienced, nor does it anticipate experiencing, significant losses on loans originated prior to 2005 as a result of investor claims under these provisions of its sales contracts.

When an investor claim for indemnification of a loan sold is made, we evaluate the claim and determine if the claim can be satisfied through additional documentation or other deliverables. If the claim cannot be satisfied in that manner, we negotiate with the investor to reach a settlement of the claim. Settlements typically result in either the repurchase of a loan or reimbursement to the investor for losses incurred on the loan. The following table summarizes the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2005, and December 31, 2013 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$130,917	0.24%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	172,006	0.31%	21,929	0.04%
	$302,923	0.55%	$21,929	0.04%

(1) Losses incurred include refunded purchased servicing rights.

At December 31, 2013 and 2012, the mortgage origination segment’s indemnification liability reserve totaled $21.1 million and $19.0 million, respectively. The related provision for indemnification losses was $3.5 million and $0.4 million for the year ended December 31, 2013 and the month ended December 31, 2012, respectively.

Insurance Segment

Income before income taxes in our insurance segment was $7.6 million during 2013, compared with a loss before income taxes of $4.7 million during 2012 and income before income taxes of $0.2 million during 2011. Included within noninterest income of the insurance segment during 2013 is the recognition of a non-recurring gain of $3.7 million. This non-recurring gain, which is eliminated upon consolidation, is due to our redemption during the fourth quarter of 2013 of $6.9 million in aggregate principal amount of 7.50% Senior Exchangeable Notes due 2025 (the “Notes”) of HTH Operating Partnership LP (“OP”), a wholly owned subsidiary of Hilltop, which were held by our insurance subsidiaries. The insurance segment is subject to claims arising out of severe weather, the incidence and severity of which are inherently unpredictable. Generally, the insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

The insurance segment had positive results during 2013, despite experiencing three tornado, wind and hail storms during the second quarter of 2013. Based on estimates of the ultimate cost, two of these storms are now considered catastrophic losses as they exceeded our $8.0 million reinsurance retention during the third quarter of 2013. The estimate of ultimate losses from these storms totaled $26.5 million at December 31, 2013 with a net loss, after reinsurance, of $22.1 million during 2013. These net costs compare favorably to the prior year given our improved containment of expected losses from the weather events in May 2013 at June 30, 2013 compared to prior year activity. This year-over-year improvement contributed to a combined ratio of 102.6% during 2013, compared with 108.8% and 106.2% during 2012 and 2011, respectively. The 6.2% decrease in the combined ratio in 2013 compared to 2012 was primarily driven by the increase in earned premiums and improved containment of expected losses as previously noted. The 2.6% increase in the combined ratio in 2012 compared to 2011 was primarily driven by higher incurred losses associated with wind and hail losses and storms that occurred in Texas during 2012 compared to the prior year, offset slightly by the increase in earned premiums. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of the loss and LAE ratio and the underwriting expense ratio, which are discussed in more detail below.

Noninterest income of $166.2 million, $154.1 million and $141.7 million during 2013, 2012 and 2011, respectively, included net insurance premiums earned of $157.5 million, $146.7 million and $134.0 million, respectively. The increases in earned premiums are primarily attributable to volume and, to a lesser extent, rate increases in homeowners and mobile home products.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Direct Insurance Premiums Written:
Homeowners	$79,711	$73,943	$70,177	$5,768	$3,766
Fire	54,566	51,345	49,812	3,221	1,533
Mobile Home	34,940	30,123	26,353	4,817	3,770
Commercial	4,489	8,043	8,380	(3,554)	(337)
Other	276	326	332	(50)	(6)
	$173,982	$163,780	$155,054	$10,202	$8,726

Total direct insurance premiums written for our three largest insurance product lines increased by $13.8 million during 2013, compared to 2012, and by $9.1 million during 2012, compared to 2011. These increases were due to growth in our core insurance products, partially offset by decreases of $3.5 million and $0.3 million in 2013 and 2012, respectively, related to a commercial product line that was non-renewed.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Net Insurance Premiums Earned:
Homeowners	$72,175	$66,233	$60,671	$5,942	$5,562
Fire	49,407	45,990	43,063	3,417	2,927
Mobile Home	31,636	26,982	22,783	4,654	4,199
Commercial	4,065	7,204	7,244	(3,139)	(40)
Other	250	292	287	(42)	5
	$157,533	$146,701	$134,048	$10,832	$12,653

Net insurance premiums earned during 2013 and 2012 increased compared to 2012 and 2011, respectively, primarily due to the increases in net insurance premiums written of $13.0 million and $8.7 million in 2013 and 2012, respectively. These increases were offset by increases in unearned insurance premiums of $2.1 million and $3.9 million during 2013 and 2012, respectively, in each case as compared to the prior year.

Noninterest expenses of $166.0 million, $163.6 million and $146.4 million during 2013, 2012 and 2011, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during 2013 was $110.8 million, as compared to $109.2 million and $96.7 million during 2012 and 2011, respectively. As a result, the loss and LAE ratio during 2013, 2012 and 2011 was 70.3%, 74.4% and 72.2%, respectively. The ratio improvement during 2013, compared to 2012, was primarily a result of growth of earned premium and the improved containment of expected losses from the prior year weather events as previously discussed. The increase in the loss and LAE ratio during 2012, compared to 2011, was primarily due to increased severity of wind and hail storms from April, May and June 2012 weather events, partially offset by earned premium growth.

We seek to generate underwriting profitability through our insurance segment. Management evaluates NLC’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios. The non-catastrophic loss ratio excludes Property Claims Services events that exceed $1.0 million of losses to NLC. Catastrophic events, including those that do not exceed our reinsurance retention, affect insurance segment loss ratios. During 2013, catastrophic events that did not exceed our reinsurance retention accounted for $22.3 million of the total loss and loss adjustment expense, as compared to $23.3 million and $20.3 million during 2012 and 2011, respectively. Excluding catastrophic events, our combined ratios during 2013, 2012 and 2011 would have improved by 14.3%, 15.8% and 15.2%, respectively.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations. Included in other underwriting expenses during 2012 is a $1.7 million write down of a policy administration system NLC was unable to successfully implement. Excluding this 2012 write down, the expense ratio during 2012 would have decreased by 1.1%.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Year Ended December 31,			Variance
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Amortization of deferred policy acquisition costs	$40,592	$38,757	$34,755	$1,835	$4,002
Other underwriting expenses	12,859	13,829	12,670	(970)	1,159
Total	53,451	52,586	47,425	865	5,161
Agency expenses	(2,571)	(2,073)	(1,789)	(498)	(284)
Total less agency expenses	$50,880	$50,513	$45,636	$367	$4,877
Net insurance premiums earned	$157,533	$146,701	$134,048	$10,832	$12,653
Expense ratio	32.3%	34.4%	34.0%	-2.1%	0.4%

During 2013, the insurance segment initiated a review of the pricing of its primary products in each state of operation utilizing a consulting actuarial firm to supplement normal review processes. Rate filings have been made for certain products in several states for increases effective in 2014, and the process will continue through the remainder of its products and states in which it operates. Concurrently, business concentrations were reviewed and actions initiated, including cancellation of agents, non-renewal of policies and cessation of new business writing on certain products in problematic geographic areas. We expect that these actions will reduce the rate of premium growth for 2014 when compared with the patterns exhibited in prior years. However, we expect the reduced exposure to volatile weather to improve our loss experience during 2014.

Financial Advisory Segment

Income before income taxes in our financial advisory segment for the year ended December 31, 2013 and the month ended December 31, 2012 were $2.4 million and $0.9 million, respectively. Rising interest rates along with increased volatility in fixed income markets have resulted in reduced sales of fixed income securities to institutional customers, some trading losses on securities held to support those sales and reduction in financial advisory fee income.

The financial advisory segment had net interest income of $12.1 million and $1.2 million during the year ended December 31, 2013 and the month ended December 31, 2012, respectively, consisting of securities lending activity, customer margin loan balances and investment securities used to support sales, underwriting and other customer activities.

The majority of noninterest income for the year ended December 31, 2013 and the month ended December 31, 2012 of $102.7 million and $10.9 million, respectively, was generated from fees and commissions earned from investment advisory and securities brokerage activities of $93.1 million and $11.2 million, respectively. The financial advisory segment participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain clients and sells TBAs. Changes in the fair values of these derivative instruments during the year ended December 31, 2013 and the month ended December 31, 2012 produced net gains of $11.4 million and $0.2 million, respectively. Changes in the fair value of the financial advisory segment’s trading portfolio, which is used to support sales, underwriting and other customer activities, produced losses of $1.8 million and $0.6 million during the year ended December 31, 2013 and the month ended December 31, 2012, respectively.

Noninterest expenses were $112.4 million and $11.1 million for the year ended December 31, 2013 and the month ended December 31, 2012, respectively. Employees’ compensation and benefits and occupancy and equipment accounted for the majority of the costs incurred.

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs not allocated to business segments.

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have available cash resources to utilize in making acquisitions. Investment and interest income earned, primarily from available cash and available-for-sale securities, including our note receivable from SWS Group Inc. (“SWS”), were $6.6 million, $7.0 million and $4.3 million during 2013, 2012 and 2011, respectively.

Interest expense of $8.2 million, $7.0 million and $7.1 million during 2013, 2012 and 2011 was entirely due to interest costs associated with the Notes. During 2013, interest expense included the recognition of a non-recurring charge of $2.1 million due to the write-off of remaining unamortized loan origination fees associated with the Notes being called for redemption during the fourth quarter of 2013.

Noninterest expenses of $10.4 million, $14.5 million and $8.9 million during 2013, 2012 and 2011, respectively, primarily include compensation and benefits, professional fees and transaction costs associated with acquisition efforts. During 2013, noninterest expenses included the recognition of a non-recurring loss of $3.7 million associated with the Notes held by our insurance segment being called for redemption during the fourth quarter of 2013. This loss was eliminated in consolidation. In addition, noninterest expenses included $0.1 million, $6.4 million and $2.6 million of transaction costs associated with acquisition efforts during 2013, 2012 and 2011, respectively.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2013 as compared to 2012 and 2011.

Securities Portfolio

At December 31, 2013, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities, a note receivable and a warrant. We have the ability to categorize investments as trading, available for sale, and held to maturity.

Our securities portfolio consists of two major components: trading securities and securities available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value, marked to market through operations and held at the Bank and First Southwest. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss).

The table below summarizes our securities portfolio (in thousands).

	December 31,
	2013	2012	2011
Trading securities, at fair value	$58,846	$90,113	$—

Securities available for sale, at fair value
U.S. Treasury securities	43,528	7,185	—
U.S. government agencies:
Bonds	662,732	526,237	29,165
Residential mortgage-backed securities	60,087	18,893	12,652
Collateralized mortgage obligations	120,461	97,924	—
Corporate debt securities	76,608	87,177	100,681
States and political subdivisions	156,835	175,759	—
Commercial mortgage-backed securities	760	1,073	2,303
Equity securities	22,079	20,428	19,022
Note receivable	47,909	44,160	38,588
Warrant	12,144	12,117	21,789
Total securities portfolio	$1,261,989	$1,081,066	$224,200

We had a net unrealized loss of $53.7 million and net unrealized gains of $12.5 million and $21.5 million related to the available for sale investment portfolio at December 31, 2013, 2012 and 2011, respectively. The significant increase in the net unrealized loss position of our available for sale investment portfolio during 2013 was due to effects of an increase in market interest rates since May 2013 that resulted in a decrease in the fair value of our debt securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At December 31, 2013, the banking segment’s securities portfolio of $1.0 billion was comprised of trading securities of $21.0 million and available for sale securities of $1.0 billion. The banking segment’s portfolio at December 31, 2013 included available for sale securities acquired in connection with the FNB Transaction with a book value of $60.4 million, down from a book value of $286.3 million at the Bank Closing Date. Subsequent to the Bank Closing Date, securities acquired in the FNB Transaction with a book value of $223.5 million were either sold, matured or called. These additions to the Bank’s balance sheet represent additional support for its liquidity needs.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At December 31, 2013, the insurance segment’s securities portfolio was comprised of $131.6 million in available for sale securities and $5.3 million of other investments included in other assets within the consolidated balance sheet.

Financial Advisory Segment

Our financial advisory segment holds securities to support sales, underwriting and other customer activities. Because FSC is a broker-dealer, it is required to carry its securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, FSC classifies its securities portfolio of $37.9 million at December 31, 2013 as trading.

Corporate

Available for sale securities of Hilltop at December 31, 2013 include the note receivable from, and warrant to purchase shares of SWS of $60.1 million, and equity securities of $9.0 million representing those shares of SWS common stock held by Hilltop.

The following table sets forth the estimated maturities of securities, excluding trading and available for sale equity securities. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	December 31, 2013
	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. government agencies:
U.S. Treasury securities:
Amortized cost	$25,705	$13,041	$4,938	$—	$43,684
Fair value	25,712	13,014	4,802	—	43,528
Weighted average yield	0.10%	0.91%	2.65%	—	0.63%
Bonds:
Amortized cost	89,697	12,249	26,524	589,439	717,909
Fair value	89,706	12,654	26,338	534,034	662,732
Weighted average yield	0.36%	2.67%	2.71%	1.94%	1.78%
Residential mortgage-backed securities:
Amortized cost	—	24,415	14,145	21,376	59,936
Fair value	—	24,595	14,205	21,287	60,087
Weighted average yield	—	2.63%	3.93%	4.00%	3.42%
Collateralized mortgage obligations:
Amortized cost	7,344	76,382	26,852	13,924	124,502
Fair value	7,419	74,376	24,697	13,969	120,461
Weighted average yield	2.54%	1.65%	1.48%	4.45%	1.98%
Corporate debt securities:
Amortized cost	4,248	40,201	27,011	916	72,376
Fair value	4,278	43,825	27,590	915	76,608
Weighted average yield	3.72%	4.74%	3.66%	6.22%	4.30%
States and political subdivisions:
Amortized cost	700	5,303	13,309	143,643	162,955
Fair value	720	5,349	13,162	137,604	156,835
Weighted average yield	5.57%	2.86%	2.92%	3.76%	3.67%
Commercial mortgage-backed securities:
Amortized cost	—	—	—	691	691
Fair value	—	—	—	760	760
Weighted average yield	—	—	—	6.08%	6.08%
Note receivable:
Amortized cost	—	42,674	—	—	42,674
Fair value	—	47,909	—	—	47,909
Weighted average yield	—	10.25%	—	—	10.25%
Warrant:
Amortized cost	—	12,068	—	—	12,068
Fair value	—	12,144	—	—	12,144
Weighted average yield	—	0.61%	—	—	0.61%
Total securities portfolio:
Amortized cost	127,694	226,333	112,779	769,989	1,236,795
Fair value	127,835	233,866	110,794	708,569	1,181,064
Weighted average yield	0.58%	3.91%	2.82%	2.39%	2.52%

Non-Covered Loan Portfolio

Consolidated non-covered loans held for investment are detailed in the table below, classified by portfolio segment and segregated between those considered to be purchased credit impaired (“PCI”) loans and all other originated or acquired loans at December 31, 2013 (in thousands). PCI loans showed evidence of credit deterioration that makes it probable that all contractually required principal and interest payments will not be collected.

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$1,600,450	$36,816	$1,637,266
Real estate	1,418,003	39,250	1,457,253
Construction and land development	344,734	19,817	364,551
Consumer	51,067	4,509	55,576
Non-covered loans, gross	3,414,254	100,392	3,514,646
Allowance for loan losses	(30,104)	(3,137)	(33,241)
Non-covered loans, net of allowance	$3,384,150	$97,255	$3,481,405

	Loans, excluding	PCI	Total
December 31, 2012	PCI Loans	Loans	Loans
Commercial and industrial	$1,588,907	$71,386	$1,660,293
Real estate	1,122,667	62,247	1,184,914
Construction and land development	247,413	33,070	280,483
Consumer	26,629	77	26,706
Non-covered loans, gross	2,985,616	166,780	3,152,396
Allowance for loan losses	(3,409)	—	(3,409)
Non-covered loans, net of allowance	$2,982,207	$166,780	$3,148,987

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s loan portfolio is presented below in two sections, “— Non-Covered Loan Portfolio” and “— Covered Loan Portfolio.” The “Covered Loan Portfolio” consists of loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC and is discussed below. The “Non-Covered Loan Portfolio” includes all other loans held by the Bank, which we refer to as “non-covered loans,” and is discussed herein.

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $4.3 billion and $4.1 billion at December 31, 2013 and 2012, respectively. The banking segment’s non-covered loan portfolio includes a $1.3 billion warehouse line of credit extended to PrimeLending, of which $1.0 billion was drawn at December 31, 2013, as well as term loans to First Southwest that had an outstanding balance of $23.0 million at December 31, 2013. Amounts advanced against the warehouse line of credit and the First Southwest term loans are eliminated from net loans on our consolidated balance sheets. Prior to September 2013, the warehouse line of credit extended to PrimeLending had $1.6 billion of availability, of which $1.3 billion was drawn at December 31, 2012, while the outstanding balance on a term loan to First Southwest was $4.0 million at December 31, 2012.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At December 31, 2013, the banking segment’s only non-covered loan concentration (loans to borrowers engaged in similar activities) that exceeded 10% of its total non-covered loans was non-construction residential real estate loans within our non-covered real estate portfolio. At December 31, 2013, non-construction residential real estate loans were 41.27% of the banking segment’s total non-covered loans. The banking segment’s non-covered loan concentrations were within regulatory requirements at December 31, 2013.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $1.1 billion and $1.4 billion at December 31, 2013 and 2012, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are as follows (in thousands).

	December 31,
	2013	2012
Loans held for sale:
Unpaid principal balance	$1,066,850	$1,359,829
Fair value adjustment	21,555	40,908
	$1,088,405	$1,400,737

Pipeline loans:
Unpaid principal balance	$602,467	$968,083
Fair value adjustment	12,151	15,150
	$614,618	$983,233

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents.  These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as FSC’s internal policies. The financial advisory segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $281.6 million and $277.0 million at December 31, 2013 and 2012, respectively. This increase was primarily attributable to increased borrowings in margin accounts held by FSC customers and correspondents.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank for: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

In connection with the FNB Transaction, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. Based on purchase date valuations, the banking segment’s portfolio of acquired covered loans had a fair value of $1.1 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses.

Covered loans held for investment at December 31, 2013 are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
Commercial and industrial	$28,533	$38,410	$66,943
Real estate	223,304	564,678	787,982
Construction and land development	25,376	126,068	151,444
Consumer	—	—	—
Covered loans, gross	277,213	729,156	1,006,369
Allowance for loan losses	(179)	(882)	(1,061)
Covered loans, net of allowance	$277,034	$728,274	$1,005,308

At December 31, 2013, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were construction and land development loans, non-construction residential real estate loans, and non-construction commercial real estate loans. At December 31, 2013, construction and land development loans, non-construction residential real estate loans, and non-construction commercial real estate loans were 21.98%, 28.63% and 36.67%, respectively, of the banking segment’s total covered loans. The banking segment’s covered loan concentrations were within regulatory requirements at December 31, 2013.

Loan Portfolio Maturities

Banking Segment

The following table provides information regarding the maturities of the banking segment’s non-covered and covered commercial and real estate loans held for investment, net of unearned income (in thousands).

	December 31, 2013
	Due Within	Due From One	Due After
	One Year	To Five Years	Five Years	Total
Commercial and industrial	$1,928,236	$413,160	$98,996	$2,440,392
Real estate (including construction and land development)	437,650	903,358	1,421,425	2,762,433
Total	$2,365,886	$1,316,518	$1,520,421	$5,202,825

Fixed rate loans	$2,169,850	$1,243,462	$1,332,608	$4,745,920
Floating rate loans	196,036	73,056	187,813	456,905
Total	$2,365,886	$1,316,518	$1,520,421	$5,202,825

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

It is our management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Estimated

credit losses are the probable current amount of loans that we will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan, or portion thereof, is uncollectible, the loan, or portion thereof, is charged-off against the allowance for loan losses, or for acquired loans accounted for in pools, charged against the pool discount. Recoveries on charge-offs that occurred prior to the PlainsCapital Merger represent contractual cash flows not expected to be collected and are recorded as accretion income. Recoveries on loans charged-off subsequent to the PlainsCapital Merger are credited to the allowance for loan loss, except for recoveries on loans accounted for in pools, which are credited to the pool discount.

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic. Impaired loans that are equal to or greater than $0.5 million are individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by collateral type adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards; changes in economic and business conditions and developments that affect the collectability of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending management and staff; changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; changes in the loan review system; changes in the value of underlying collateral for collateral-dependent loans; and any concentrations of credit and changes in the level of such concentrations.

We design our loan review program to identify and monitor problem loans by maintaining a credit grading process, requiring that timely and appropriate changes are made to reviewed loans and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impaired status when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review on an individual basis all loan relationships over $0.5 million that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At December 31, 2013, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at December 31, 2013, additional provisions for losses on existing loans may be necessary in the future. Within our non-covered portfolio, we recorded net charge-offs in the amount of $6.3 million and $0.4 million for the year ended December 31, 2013 and the month ended December 31, 2012, respectively. Our allowance for non-covered loan losses totaled $33.2 million and $3.4 million at December 31, 2013 and 2012, respectively. The ratio of the allowance for non-covered loan losses to total non-covered loans held for investment at December 31, 2013 and 2012 was 0.95% and 0.11%, respectively.

In connection with the PlainsCapital Merger and the FNB Transaction, we acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in the FNB Transaction are accounted for in pools as well as on an individual loan basis. We have established under our PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The common risk characteristics used for the pooling of the FNB

PCI loans are risk grade and loan collateral type. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Our allowance for covered loan losses totaled $1.1 million at December 31, 2013.

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $37.2 million and $3.8 million for the year ended December 31, 2013 and the month ended December 31, 2012, respectively.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment, which was acquired as a part of the PlainsCapital Merger.

	Year Ended	Month Ended
Non-Covered Portfolio	December 31, 2013	December 31, 2012
Balance, beginning of period	$3,409	$—
Provisions charged to operating expenses	36,093	3,800
Recoveries of non-covered loans previously charged off:
Commercial and industrial	3,439	—
Real estate	282	—
Construction and land development	265	—
Consumer	61	—
Total recoveries	4,047	—
Non-covered loans charged off:
Commercial and industrial	9,359	391
Real estate	209	—
Construction and land development	524	—
Consumer	216	—
Total charge-offs	10,308	391
Net charge-offs	(6,261)	(391)
Balance, end of period	$33,241	$3,409

Year Ended
Covered Portfolio	December 31, 2013
Balance, beginning of period	$—
Provisions charged to operating expenses	1,065
Recoveries of covered loans previously charged off:
Commercial and industrial	—
Real estate	—
Construction and land development	—
Consumer	—
Total recoveries	—
Covered loans charged off:
Commercial and industrial	4
Real estate	—
Construction and land development	—
Consumer	—
Total charge-offs	4
Net charge-offs	(4)
Balance, end of period	$1,061

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the table below (dollars in thousands).

	December 31,
	2013		2012
		% of		% of
		Gross		Gross
		Non-Covered		Non-Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$16,865	46.58%	$1,845	52.67%
Real estate (including construction and land development)	16,288	51.84%	1,559	46.48%
Consumer	88	1.58%	5	0.85%
Total	$33,241	100.00%	$3,409	100.00%

	December 31, 2013
		% of
		Gross
		Covered
Covered Portfolio	Reserve	Loans
Commercial and industrial	$1,053	6.65%
Real estate (including construction and land development)	8	93.35%
Consumer	—	0.00%
Total	$1,061	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Within our non-covered loan portfolio at December 31, 2013, we had ten credit relationships totaling $24.7 million of potential problem loans, which are assigned a grade of special mention within our risk grading matrix. At December 31, 2012, we had four credit relationships totaling $2.7 million of non-covered potential problem loans.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	December 31,
	2013	2012
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$16,730	$—
Real estate	6,511	1,756
Construction and land development	112	—
Consumer	—	—
	$23,353	$1,756
Non-covered non-performing loans as a percentage of total non-covered loans	0.51%	0.04%
Non-covered other real estate owned	$4,805	$11,098
Other repossessed assets	$13	$557
Non-covered non-performing assets	$28,171	$13,411
Non-covered non-performing assets as a percentage of total assets	0.32%	0.18%
Non-covered loans past due 90 days or more and still accruing	$534	$2,000
Troubled debt restructurings included in accruing non-covered loans	$1,055	$—

At December 31, 2013, total non-covered non-performing assets increased $14.8 million to $28.2 million, compared with $13.4 million at December 31, 2012, primarily due to an increase in non-covered non-accrual PCI loans of $15.8 million. Non-covered non-performing loans totaled $23.4 million at December 31, 2013 and $1.8 million at December 31, 2012. At December 31, 2013, non-covered non-accrual loans included five commercial and industrial relationships with loans totaling $14.0 million secured by accounts receivable, inventory, aircraft and life insurance, and a total of $1.0 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2013 also included $6.5 million characterized as real estate loans, including three commercial real estate loan relationships totaling $2.5 million and loans secured by residential real estate totaling $3.5 million, substantially all of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million. At December 31, 2012, non-covered non-accrual loans of $1.8 million included real estate loans secured by residential real estate and classified as loans held for sale.

Non-covered OREO decreased $6.3 million to $4.8 million at December 31, 2013, compared with $11.1 million at December 31, 2012. The decrease was primarily due to the disposal of two properties totaling $5.7 million. At December 31, 2013, non-covered OREO included commercial properties of $4.2 million, commercial real estate property consisting of parcels of unimproved land of $0.5 million and residential lots under development of $0.1 million. At December 31, 2012, non-covered OREO included commercial properties of $6.8 million, commercial real estate property consisting of parcels of unimproved land of $3.1 million and residential lots under development of $1.2 million.

At December 31, 2013, troubled debt restructurings (“TDRs”) granted on non-covered loans totaled $11.4 million, all of which relate to modifications of non-covered PCI loans. These TDRs were comprised of $1.1 million of non-covered PCI loans that are considered to be performing due to the application of the accretion method and non-covered non-performing PCI loans of $10.3 million for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. There were no troubled debt restructurings granted on non-covered loans at December 31, 2012.

Non-covered loans past due 90 days or more and still accruing totaled $0.5 million and $2.0 million at December 31, 2013 and 2012, respectively, and included secured commercial and industrial loans, and a real estate loan.

The following table presents components of our covered non-performing assets (dollars in thousands).

Covered Portfolio
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$973
Real estate	249
Construction and land development	575
Consumer	—
$1,797
Covered non-performing loans as a percentage of total covered loans	0.18%
Covered other real estate owned	$142,833
Other repossessed assets	$—
Covered non-performing assets	$144,630
Covered non-performing assets as a percentage of total assets	1.62%
Covered loans past due 90 days or more and still accruing	$—
Troubled debt restructurings included in accruing covered loans	$—

At December 31, 2013, covered non-performing assets totaled $144.6 million. Covered non-performing loans of $1.8 million at December 31, 2013 included one commercial and industrial relationship with loans totaling $1.0 million secured by accounts receivable, inventory and equipment. Covered non-accrual loans at December 31, 2013 also included one commercial real estate loan relationship totaling $0.2 million, as well as construction and land development loans of $0.6 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. At December 31, 2013, covered OREO was $142.8 million and included commercial properties of $90.5 million, commercial real estate property consisting of parcels of unimproved land of $21.4 million and residential lots under development of $30.9 million.

Insurance Losses and Loss Adjustment Expenses

At December 31, 2013 and 2012, our reserves for unpaid losses and LAE were $27.5 million and $34.0 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investment in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings) is constantly changing due to the banking segment’s needs and market conditions. Overall, average deposits totaled $5.3 billion for the year ended December 31, 2013, an increase from average deposits of $4.6 billion for the month ended December 31, 2012. The table below presents the average balance of deposits and the average rate paid on those deposits (dollars in thousands).

	Year Ended		Month Ended
	December 31, 2013		December 31, 2012
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$203,996	0.00%	$214,586	0.00%
Interest-bearing demand deposits	3,095,691	0.15%	2,806,690	0.15%
Savings deposits	247,789	0.32%	177,803	0.32%
Certificates of deposit	1,745,483	0.54%	1,355,435	0.53%
	$5,292,959	0.28%	$4,554,514	0.26%

The maturity of interest-bearing time deposits of $100,000 or more at December 31, 2013 is set forth in the table below (in thousands).

Months to maturity:
3 months or less	$453,642
3 months to 6 months	272,461
6 months to 12 months	492,140
Over 12 months	456,146
$1,674,389

The banking segment experienced growth of $693.1 million in interest-bearing time deposits of $100,000 or more at December 31, 2013 compared with December 31, 2012, primarily due to those deposits assumed as a part of the FNB Transaction. At December 31, 2013, there were $1.7 billion in interest-bearing time deposits scheduled to mature within one year.

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	December 31,
	2013		2012
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$342,087	0.36%	$728,250	0.33%
Notes payable	56,327	6.33%	141,539	5.89%
Junior subordinated debentures	67,012	3.59%	67,012	3.53%
	$465,426	2.10%	$936,801	1.40%

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $386.2 million decrease in short-term borrowings at December 31, 2013 compared with December 31, 2012 included decreases of $250.0 million in borrowings at the FHLB and $132.4 million in federal funds purchased. These decreases were primarily the result of lower funding requirements due to a reduction in our mortgage origination segment’s balance on its warehouse line of credit with the Bank. Notes payable at December 31, 2013 of $56.3 million is comprised of insurance segment term notes and nonrecourse notes owed by First Southwest. The $85.2 million decrease in notes payable at December 31, 2013 compared to December 31, 2012 was primarily due to the Notes at OP, a wholly owned subsidiary of Hilltop, being called for redemption on October 15, 2013.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making acquisitions. At December 31, 2013, Hilltop had approximately $164 million in freely available cash and cash equivalents. This decrease from the $205 million balance at December 31, 2012 primarily resulted from Hilltop’s $35.0 million capital investment to provide additional capital in connection with the FNB Transaction on September 13, 2013 and Hilltop’s $11.1 million cash payment to our insurance company subsidiaries in connection with our redemption of Notes that they held. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. The current short-term liquidity needs of Hilltop include operating expenses and dividends on preferred stock.

Recent Events

On January 9, 2014, we delivered to the President and Chief Executive Officer of SWS a letter in which we proposed to acquire all of the outstanding shares of SWS common stock that we do not already own for $7.00 per share in 50% cash and 50% Company common stock. We intend to finance the cash portion of our offer through available cash.

On October 15, 2013, OP called for redemption all of its outstanding Notes on November 14, 2013 (the “Redemption Date”). At October 15, 2013, OP had $90.9 million in aggregate principal amount of Notes outstanding, including $6.9 million aggregate principal amount held by our insurance company subsidiaries. The Notes were redeemed at a redemption price equal to the principal amount of the Notes, plus accrued and unpaid interest up to, but excluding, the Redemption Date. At any time prior to the Redemption Date, holders of the Notes could exchange the Notes for shares of Hilltop common stock at the rate of 73.94998 shares per $1,000 principal amount of the Notes (or approximately $13.52 per share). In lieu of delivery of Hilltop common stock upon the exercise of a holder of its exchange right, OP could elect to pay such holder of the Notes an amount in cash (or a combination of Hilltop common stock and cash) in respect of all or a portion of such holder’s Notes equal to the closing price of Hilltop’s common stock for the five consecutive trading days commencing on and including the third business day following the exercise of such exchange right. As of the closing of the redemption, the Notes held by third party investors were exchanged for 6,208,005 shares of Hilltop common stock and an aggregate cash payment of $11.1 million was made in exchange for the Notes held by our insurance company subsidiaries.

During September 2013, Hilltop and PlainsCapital contributed capital of $35.0 million and $25.0 million, respectively, to the Bank to provide additional capital in connection with the FNB Transaction.

Series B Preferred Stock

As a result of the PlainsCapital Merger, the outstanding shares of PlainsCapital Corporation’s Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Treasury, were converted on a one-for-one basis into shares of Hilltop Series B Preferred Stock. The terms of our Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuated until December 31, 2013 based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank. The shares of Hilltop Series B Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference, and qualify as Tier 1 Capital for regulatory purposes. At both December 31, 2013 and 2012, $114.1 million of our Series B Preferred Stock was outstanding. During the three months ended December 31, 2013, we accrued dividends of $1.3 million on the Hilltop Series B Preferred Stock.

The dividend rate on the Hilltop Series B Preferred Stock was 4.706% for the three months ended December 31, 2013. From January 1, 2014 until March 26, 2016, the dividend rate is fixed at 5.0% based upon our level of QSBL at September 30, 2013. Beginning March 27, 2016, the dividend rate on any outstanding shares of Hilltop Series B Preferred Stock will be fixed at nine percent (9%) per annum.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC, approximately ten years following the Bank Closing Date, if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

Regulatory Capital

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

At December 31, 2013, Hilltop exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 19.13%, Tier 1 capital to risk weighted assets ratio of 18.53% and a Tier 1 capital to average assets, or leverage, ratio of 12.81%. At December 31, 2013, the Bank was also considered to be “well-capitalized” under regulatory requirements. We discuss regulatory capital requirements in more detail in Note 21 to our consolidated financial statements.

Cash Flow Activities

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $746.0 million at December 31, 2013, an increase of $19.6 million from $726.5 million at December 31, 2012. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash provided by operations during 2013 was $396.7 million, an increase in cash flow of $281.5 million compared with 2012. Cash provided by operations increased primarily due to the PlainsCapital Merger on November 30, 2012 and inclusion of operating activities of the banking, mortgage origination and financial advisory segments for the year ended December 31, 2013 compared with the month ended December 31, 2012.

Cash provided by our investment activities during 2013 was $223.9 million, including $362.7 million in net cash from the FNB Transaction and net proceeds from securities in our investment portfolio of $8.9 million, partially offset by $140.4 million for the origination of loans held for investment and net purchases of premises and equipment and other assets of $11.9 million. During 2012, cash provided by our investment activities was $12.9 million and primarily included $165.7 million in net cash from the PlainsCapital Merger, offset by $147.4 million in net purchases of securities for investment.

Cash used in financing activities during 2013 was $601.1 million, an increase in cash used of $620.9 million compared with 2012. The increase in cash used was due primarily to the PlainsCapital Merger on November 30, 2012 and the inclusion of financing activities of the banking segment for the year ended December 31, 2013 compared with the month ended December 31, 2012.

Banking Segment

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

We had deposits of $6.7 billion at December 31, 2013, an increase of $2.0 billion from $4.7 billion at December 31, 2012, primarily due to the inclusion of $2.2 billion of deposits assumed as a part of the FNB Transaction. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At December 31, 2013, money market deposits, including brokered deposits, were $3.4 billion; time deposits, including brokered deposits, were $2.3 billion, and noninterest bearing demand deposits were $409.3 million.  Money market deposits, including brokered deposits, increased by $779.2 million from $2.6 billion and time deposits, including brokered deposits, increased $910.7 million from $1.4 billion at December 31, 2012.

The Bank’s 15 largest depositors, excluding Hilltop and First Southwest, accounted for 15.49% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding First Southwest, accounted for 10.03% of the Bank’s total deposits at December 31, 2013. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.3 billion maintained with the Bank. At December 31, 2013, PrimeLending had outstanding borrowings of $1.0 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million. At December 31, 2013, PrimeLending had no borrowings under the JPMorgan Chase line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $196.6 million, or 91.5%, equity investments of $13.1 million and other investments of $5.3 million comprised NLC’s $215.0 million in total cash and investments at December 31, 2013. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo and an investment management agreement with DTF Holdings, LLC.

Financial Advisory Segment

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with three unaffiliated banks of up to $255.0 million, which are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At December 31, 2013, FSC had borrowed $97.4 million under these credit arrangements.

Contractual Obligations

The following table presents information regarding our contractual obligations at December 31, 2013 (in thousands).  Our reserve for losses and loss adjustment expenses does not have a contractual maturity date. However, based on historical payment patterns, the amounts presented are management’s estimate of the expected timing of these payments. The timing of payments is subject to significant uncertainty. NLC maintains a portfolio of investments with varying maturities to provide adequate cash flows for such payments. Payments related to leases are based on actual payments specified in the underlying contracts. Payments related to short-term borrowings and long-term debt obligations include the estimated contractual interest payments under the respective agreements.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Reserve for losses and loss adjustment expenses	$15,904	$9,120	$2,308	$136	$27,468
Short-term borrowings	343,604	—	—	—	343,604
Long-term debt obligations	6,965	9,395	10,053	259,560	285,973
Capital lease obligations	1,080	2,193	2,296	9,514	15,083
Operating lease obligations	25,541	39,311	23,241	30,041	118,134
Total	$393,094	$60,019	$37,898	$299,251	$790,262

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.1 billion at December 31, 2013 and outstanding standby letters of credit of $42.2 million at December 31, 2013.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. Our significant accounting policies are presented in Note 1 to our consolidated financial statements, which are included in this Annual Report. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to Allowance for Loan Losses, FDIC Indemnification Asset, Reserve for Losses and Loss Adjustment Expenses, Goodwill and Identifiable Intangible Assets, Loan Indemnification Liability, Mortgage Servicing Rights and Acquisition Accounting.

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

FDIC Indemnification Asset

We have elected to account for the FDIC Indemnification Asset in accordance with FASB ASC 805. The FDIC Indemnification Asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into noninterest income within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered OREO. Any increases in cash flow of the covered assets over those expected will reduce the FDIC Indemnification Asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC Indemnification Asset. Any amortization of changes in value is limited to the contractual terms of the loss-share agreements. Increases and decreases to the FDIC Indemnification Asset are recorded as adjustments to noninterest income within the consolidated statements of operations over the life of the loss-share agreements.

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses represents our best estimate of our ultimate liability for losses and loss adjustment expenses relating to events that occurred prior to the end of any given accounting period but have not been paid. Months and potentially years may elapse between the occurrence of a loss covered by one of our insurance policies, the reporting of the loss and the payment of the claim. We record a liability for estimates of losses that will be paid for claims that have been reported, which is referred to as case reserves. As claims are not always reported when they occur, we estimate liabilities for claims that have occurred but have not been reported, or IBNR.

Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and loss adjustment expense reserves first, and then reducing that amount by the amount of cumulative paid claims and by the amount of our case reserves. The reserve analysis performed by our actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, the results of the reserve analysis are summarized and discussed with our senior management. The senior management group considers many factors in determining the amount of reserves to record for financial statement purposes. These factors include the extent and timing of any recent catastrophic events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and loss adjustment expenses may differ materially from the estimates we have recorded. See “Insurance Losses and Loss Adjustment Expenses” earlier in this Item 7 for additional discussion.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets were initially recorded at their estimated fair values at the date of acquisition. Goodwill and other intangible assets having an indefinite useful life are not amortized for financial statement purposes. In the event that facts and circumstances indicate that the goodwill and other identifiable intangible assets may be impaired, an interim impairment test would be required. Intangible assets with finite lives have been fully amortized over their useful lives. We perform required annual impairment tests of our goodwill and other intangible assets as of October 1st for our reporting units.

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

Mortgage Servicing Rights

The Company measures its residential mortgage servicing assets using the fair value method. Under the fair value method, the mortgage servicing rights (“MSRs”) are carried in the balance sheet at fair value and the changes in fair value are reported in earnings within other noninterest income in the period in which the change occurs. Retained MSRs are measured at fair value as of the date of sale of the related mortgage loan. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSRs, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.

The model assumptions and the MSRs fair value estimates are compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the MSRs. The value of the MSRs is also dependent upon the discount rate used in the model, which is based on current market rates. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of the MSRs.

Acquisition Accounting

We account for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values at the date of acquisition. Management applies various valuation methodologies to these acquired assets and assumed liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, among others, projected cash flows, prepayment and default assumptions, discount rates, and realizable collateral values. The purchase date valuations, which are considered preliminary and are subject to change for up to one year after the acquisition date, determine the amount of goodwill or bargain purchase gain recognized in connection with the business combination. While we are in the process of finalizing our purchase price allocation, significant changes are not anticipated. Certain assumptions and estimates must be updated regularly in connection with the ongoing accounting for purchased loans. Valuation assumptions and estimates may also have to be revisited in connection with periodic assessments of possible value impairment, including impairment of goodwill, intangible assets and certain other long-lived assets. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on the Company’s results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. Market risk represents the risk of loss that may result from changes in value of a financial instrument as a result of changes in interest rates, market prices and the credit perception of an issuer. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses, and therefore our actual results may differ from any of the following projections. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures.

At December 31, 2013, total notes payable outstanding on our consolidated balance sheet was $56.3 million, and was comprised entirely of indebtedness subject to variable interest rates. If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

Banking Segment

The banking segment is engaged primarily in the business of investing funds obtained from deposits and borrowings in interest-earning loans and investments, and our primary component of market risk is sensitivity to changes in interest rates. Consequently, our earnings depend to a significant extent on our net interest income, which is the difference between interest income on loans and investments and our interest expense on deposits and borrowings. To the extent that our interest-bearing liabilities do not reprice or mature at the same time as our interest-bearing assets, we are subject to interest rate risk and corresponding fluctuations in net interest income.

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

We have employed asset/liability management policies that attempt to manage our interest-earning assets and interest-bearing liabilities, thereby attempting to control the volatility of net interest income, without having to incur unacceptable levels of risk. We employ procedures which include interest rate shock analysis, repricing gap analysis and balance sheet decomposition techniques to help mitigate interest rate risk in the ordinary course of business. In addition, the asset/liability management policies permit the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (“GAP”) and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income resulting from a movement in interest rates. A company is considered to be asset sensitive, or have a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or have a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. However, it is our intent to remain relatively balanced so that changes in rates do not have a significant impact on earnings.

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

	December 31, 2013
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,153,086	$570,332	$705,647	$272,031	$557,305	$5,258,401
Securities	72,320	317,041	237,398	130,848	244,962	1,002,569
Federal funds sold and securities purchased under agreements to resell	32,924	—	—	—	—	32,924
Other interest sensitive assets	387,443	—	—	—	—	387,443
Total interest sensitive assets	3,645,773	887,373	943,045	402,879	802,267	6,681,337

Interest sensitive liabilities:
Interest bearing checking	$2,291,218	$—	$—	$—	$—	$2,291,218
Savings	357,325	—	—	—	—	357,325
Time deposits	767,295	1,040,401	350,703	111,239	35,636	2,305,274
Notes payable & other borrowings	244,849	499	1,421	762	5,413	252,944
Total interest sensitive liabilities	3,660,687	1,040,900	352,124	112,001	41,049	5,206,761
Interest sensitivity gap	$(14,914)	$(153,527)	$590,921	$290,878	$761,218	$1,474,576
Cumulative interest sensitivity gap	$(14,914)	$(168,441)	$422,480	$713,358	$1,474,576
Percentage of cumulative gap to total interest sensitive assets	-0.22%	-2.52%	6.32%	10.68%	22.07%

The positive GAP in the interest rate analysis indicates that banking segment net interest income would generally rise if rates increase. Because of inherent limitations in interest rate GAP analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine the effect on net interest income changes for the next twelve months. The banking segment also measures the effects of changes in interest rates on market value of equity by discounting projected cash flows of deposits and loans. Market value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than the GAP analysis. Simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products. Also, unlike GAP analysis, simulation analysis takes into account the effect of embedded options in the securities and loan portfolios as well as any off-balance-sheet derivatives.

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at December 31, 2013 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$3,732	1.41%	$(15,182)	-1.18%
+200	$(8,538)	-3.23%	$(17,483)	-1.36%
+100	$(10,155)	-3.84%	$(8,585)	-0.67%
-50	$3,979	1.51%	$(6,394)	-0.50%

The projected changes in net interest income and market value of equity to changes in interest rates at December 31, 2013 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Mortgage Origination Segment

Within our mortgage origination segment, our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments, including mortgage loans held for sale, IRLCs and MSR. Changes in interest rates could also materially and adversely affect our volume of mortgage loan originations.

IRLCs represent an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. Our mortgage loans held for sale, which we hold in inventory while awaiting sale into the secondary market, and our IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment until (i) the lock commitment cancellation or expiration date or (ii) the date of sale into the secondary mortgage market. Loan commitments generally range from 20 to 60 days, and our average holding period of the mortgage loan from funding to sale is approximately 30 days. An integral component of our interest rate risk management strategy is our execution of forward commitments to sell mortgage-backed securities to minimize the impact on earnings resulting from significant fluctuations in the fair value of mortgage loans held for sale and IRLCs caused by changes in interest rates.

We have recently expanded, and may continue to expand, our residential mortgage servicing operations within our mortgage origination segment. As a result of our mortgage servicing business, we have a portfolio of MSRs. One of the principal risks associated with MSRs is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. In the future, we may use various derivative financial instruments to provide a level of protection against such interest rate risk. However, no hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The increasing size of our MSR portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSRs.

The goal of our interest rate risk management strategy within our mortgage origination segment is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept.

Insurance Segment

Within our insurance segment, our exposures to market risk relate primarily to our investment portfolio, which is exposed primarily to interest rate risk and credit risk. The fair value of our investment portfolio is directly impacted by changes in market interest rates; generally, the fair value of fixed-income investments moves inversely with movements in market interest rates. Our fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. This portfolio composition allows flexibility in reacting to fluctuations of interest rates. The portfolios of our insurance company subsidiaries are managed to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

Financial Advisory Segment

Our financial advisory segment is exposed to market risk primarily due to its role as a financial intermediary in customer transactions, which may include purchases and sales of securities, use of derivatives and securities lending activities.

Our financial advisory segment is exposed to interest rate risk as a result of maintaining inventories of interest rate sensitive financial instruments and other interest earning assets including customer and correspondent margin loans and securities borrowing activities. Our exposure to interest rate risk is also from our funding sources including customer and correspondent cash balances, bank borrowings, repurchase agreements and securities lending activities. Interest rates on customer and correspondent balances and securities produce a positive spread with rates generally fluctuating in parallel.

With respect to securities held, our interest rate risk is managed by setting and monitoring limits on the size and duration of positions and on the length of time securities can be held. Much of the interest rates on customer and correspondent margin loans are indexed and can vary daily. Our funding sources are generally short term with interest rates that can vary daily.

Derivatives are used to support certain customer programs and hedge our related exposure to interest rate risks.

Our financial advisory segment is engaged in various brokerage and trading activities that expose us to credit risk arising from potential non-performance from counterparties, customers or issuers of securities. This risk is managed by setting and monitoring position limits for each counterparty, conducting periodic credit reviews of counterparties, reviewing concentrations of securities and conducting business through central clearing organizations.

Collateral underlying margin loans to customers and correspondents and with respect to securities lending activities is marked to market daily and additional collateral is required as necessary.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). We have excluded from our evaluation the internal control over financial reporting of the assets acquired and liabilities assumed of FNB on September 13, 2013. The total assets and total income before income taxes of the excluded business represent $1.7 billion and $28.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. Based on our assessment, management concluded that, at December 31, 2013, our internal control over financial reporting is effective.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, or in Item 5 of this Annual Report for the year ended December 31, 2013, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

HILLTOP HOLDINGS INC.

Date: March 3, 2014	By:	/s/ Jeremy B. Ford
Jeremy B. Ford
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Chief Executive Officer and Director	March 3, 2014
Jeremy B. Ford	(Principal Executive Officer)

/s/ Darren Parmenter	Senior Vice President — Finance	March 3, 2014
Darren Parmenter	(Principal Financial and Accounting Officer)

/s/ Charlotte Jones Anderson	Director	March 3, 2014
Charlotte Jones Anderson

/s/ Rhodes Bobbitt	Director	March 3, 2014
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Audit Committee Member	March 3, 2014
Tracy A. Bolt

/s/ W. Joris Brinkerhoff	Director	March 3, 2014
W. Joris Brinkerhoff

/s/ Charles R. Cummings	Director and Chairman of Audit Committee	March 3, 2014
Charles R. Cummings

/s/ Hill A. Feinberg	Director	March 3, 2014
Hill A. Feinberg

/s/ Gerald J. Ford	Director	March 3, 2014
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	March 3, 2014
J. Markham Green

Director
Jess T. Hay

/s/ William T. Hill, Jr.	Director	March 3, 2014
William T. Hill, Jr.

/s/ James R. Huffines	Director	March 3, 2014
James R. Huffines

Director
Lee Lewis

Director
Andrew J. Littlefair

Signature	Capacity in which Signed	Date

Director
W. Robert Nichols, III

/s/ C. Clifton Robinson	Director	March 3, 2014
C. Clifton Robinson

/s/ Kenneth D. Russell	Director	March 3, 2014
Kenneth D. Russell

/s/ A. Haag Sherman	Director	March 3, 2014
A. Haag Sherman

Director
Robert Taylor, Jr.

/s/ Carl B. Webb	Director	March 3, 2014
Carl B. Webb

/s/ Alan B. White	Director	March 3, 2014
Alan B. White

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated May 8, 2012, by and among Hilltop Holdings Inc., Meadow Corporation and PlainsCapital Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2012 (File No. 001-31987) and incorporated herein by reference).

2.2

Purchase and Assumption Agreement — Whole Bank, All Deposits, dated as of September 13, 2013, by and among the Federal Deposit Insurance Corporation, receiver of First National Bank, Edinburg, Texas, PlainsCapital Bank and the Federal Deposit Insurance Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2013 (File No. 001-31987) and incorporated herein by reference).

3.1

Articles of Amendment and Restatement of Affordable Residential Communities Inc., dated February 16, 2004, as amended or supplemented by: Articles Supplementary, dated February 16, 2004; Corporate Charter Certificate of Notice, dated June 6, 2005; Articles of Amendment, dated January 23, 2007; Articles of Amendment, dated July 31, 2007; Corporate Charter Certificate of Notice, dated September 23, 2008; Articles Supplementary, dated December 15, 2010; Articles Supplementary, dated as of November 29, 2012 relating to Subtitle 8 election; and Articles Supplementary, dated November 29, 2012 relating to Non-Cumulative Perpetual Preferred Stock, Series B, of Hilltop Holdings Inc. (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

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

4.2

Form of Certificate of Non-Cumulative Perpetual Preferred Stock, Series B, of Hilltop Holdings Inc. (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

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

4.4.2

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

4.4.3

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

4.4.4

First Supplemental Indenture, dated as of August 7, 2006, by and between PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and U.S. Bank National Association, as Trustee (filed as Exhibit 4.5 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.4.5

Second Supplemental Indenture, dated as of November 30, 2012, by and among U.S. Bank National Association, as Trustee, PlainsCapital Corporation (f/k/a Meadow Corporation) and PlainsCapital Corporation (filed as Exhibit 4.5.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

4.4.6

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

4.4.7

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

4.4.8

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

4.5.3

First Supplemental Indenture, dated as of November 30, 2012, by and among U.S. Bank National Association, as Trustee, PlainsCapital Corporation (f/k/a Meadow Corporation) and PlainsCapital Corporation (filed as Exhibit 4.6.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

4.5.4

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

4.5.5

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

4.6.3

First Supplemental Indenture, dated as of November 30, 2012, by and among U.S. Bank National Association, as Trustee, PlainsCapital Corporation (f/k/a Meadow Corporation) and PlainsCapital Corporation. (filed as Exhibit 4.7.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

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

4.7.3

First Supplemental Indenture, dated as of November 30, 2012, by and between PlainsCapital Corporation and Wells Fargo Bank, National Association, as Trustee. (filed as Exhibit 4.8.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

4.7.4

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

10.3

Registration Rights Agreement, dated January 31, 2007, by and between Affordable Residential Communities Inc. and C. Clifton Robinson. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2007 (File No. 001-31987) and incorporated herein by reference).

10.4†

Compensation arrangement with Jeremy B. Ford (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014 (File No. 001-31987) and incorporated herein by reference).

10.5.1

Funding Agreement, dated as of March 20, 2011, by and among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2011 (File No. 001-31987) and incorporated herein by reference).

10.5.2

Credit Agreement, dated as of July 29, 2011, by and among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by SWS Group, Inc. on August 1, 2011 (File No. 000-19483) and incorporated herein by reference).

10.5.3

Investor Rights Agreement, dated as of July 29, 2011, by and among SWS Group, Inc., Hilltop Holdings Inc., Oak Hill Capital Partners III, L.P. and Oak Hill Capital Management Partners III, L.P. (filed as Exhibit 4.4 to the Current Report on Form 8-K filed by SWS Group, Inc. on August 1, 2011 (File No. 000-19483) and incorporated herein by reference).

10.5.4

Warrant to purchase up to 8,695,652 shares of SWS Group, Inc. common stock issued to Hilltop Holdings Inc. on July 29, 2011 (filed as Exhibit 4.1 to the Current Report on Form 8-K filed by SWS Group, Inc. on August 1, 2011 (File No. 000-19483) and incorporated herein by reference).

10.6†

Retention Agreement, dated May 8, 2012, but effective as of November 30, 2012, by and among Alan B. White, Hilltop Holdings Inc. and PlainsCapital Corporation (f/k/a Meadow Corporation) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2012 (File No. 001-31987) and incorporated herein by reference).

10.7.1†

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

10.7.2†

First Amendment to Employment Agreement, dated as of March 2, 2009, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (successor by merger to Plains Capital Corporation) and Hill A. Feinberg (filed as Exhibit 10.7 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

10.7.3†

Waiver of Executive’s 2011 Bonus, dated as of March 7, 2012, by Hill A. Feinberg in favor of First Southwest Holdings, LLC (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed by PlainsCapital Corporation (File No. 000-53629) and incorporated herein by reference).

10.7.4†

Second Amendment to Employment Agreement, dated as of September 12, 2012, by and among First Southwest Holdings, LLC, PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) and Hill A. Feinberg (filed as Exhibit 10.14.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

10.8†

Retention Agreement, dated May 8, 2012, but effective as of November 30, 2012, by and among Jerry L. Schaffner, Hilltop Holdings Inc. and PlainsCapital Corporation (f/k/a Meadow Corporation) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 11, 2012 (File No. 001-31987) and incorporated herein by reference).

10.9.1†

Employment Agreement, dated as of January 1, 2009, by and between James R. Huffines and PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PlainsCapital Corporation on November 16, 2010 (File No. 000-53629) and incorporated herein by reference).

10.9.2†

First Amendment to Employment Agreement, dated as of March 2, 2009, by and between James R. Huffines and PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PlainsCapital Corporation on November 16, 2010 (File No. 000-53629) and incorporated herein by reference).

10.9.3†

Second Amendment to Employment Agreement, dated as of November 15, 2010, by and between James R. Huffines and PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by PlainsCapital Corporation on November 16, 2010 (File No. 000-53629) and incorporated herein by reference).

10.9.4†

Third Amendment to Employment Agreement, dated as of September 12, 2012, by and between PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) and James R. Huffines (filed as Exhibit 10.16.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

10.10.1†

Employment Agreement, dated as of April 1, 2010, by and between Todd Salmans and PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) (filed as Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2010, filed by PlainsCapital Corporation (File No. 000-53629) and incorporated herein by reference).

10.10.2†

First Amendment to Employment Agreement, dated as of September 11, 2012, by and between PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) and Todd Salmans (filed as Exhibit 10.17.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

10.11†

Hilltop Holdings Inc. 2012 Equity Incentive Plan, effective September 20, 2012 (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

10.12†

Hilltop Holdings Inc. Annual Incentive Plan, effective September 20, 2012 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

10.13

Securities Purchase Agreement, dated as of September 27, 2011, by and between PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) and the Secretary of the Treasury (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PlainsCapital Corporation on September 28, 2011 (File No. 000-53629) and incorporated herein by reference).

10.14

Repurchase Letter, dated as of September 27, 2011, by and between PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) and the United Stated Department of the Treasury (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PlainsCapital Corporation on September 28, 2011 (File No. 000-53629) and incorporated herein by reference).

10.15†

Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 6, 2013 (File No. 001-31987) and incorporated herein by reference).

10.16†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014 (File No. 001-31987) and incorporated herein by reference).

10.17†

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014 (File No. 001-31987) and incorporated herein by reference).

10.18†

Compensation arrangement of Darren Parmenter (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014 (File No. 001-31987) and incorporated herein by reference).

10.19†*	Sublease, dated December 1, 2012, by and between Hunter’s Glen/Ford, LTD and Hilltop Holdings Inc.

10.20†*	First Amendment to Sublease, dated February 28, 2014, by and between Hunter’s Glen/Ford, LTD and Hilltop Holdings Inc.

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*           Filed herewith.

†           Exhibit is a management contract or compensatory plan.

Index to Consolidated Financial Statements

Hilltop Holdings Inc.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Hilltop Holdings Inc.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hilltop Holdings Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of PrimeLending and First Southwest Company for the year ended December 31, 2012, both wholly owned subsidiaries of the Company, which statements reflect total assets of approximately $1.5 billion and $0.5 billion, respectively, of the related consolidated total as of December 31, 2012 and total net income before tax of approximately $5.7 million and $1.6 million, respectively, of the related consolidated total for the year ended December 31, 2012. The 2012 financial statements of PrimeLending and First Southwest Company were audited by other auditors whose reports thereon have been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for PrimeLending and First Southwest Company, is based solely on the reports of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the operations of First National Bank from its assessment of internal control over financial reporting as of December 31, 2013 because the Company acquired certain assets and assumed certain liabilities of First National Bank in a transaction consummated on September 13, 2013. We have also excluded the operations acquired in the First National Bank transaction from our audit of internal control over financial reporting. The First National Bank operations consist of total assets and total net income before income taxes of approximately $1.7 billion and $28.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

PrimeLending, a PlainsCapital Company

We have audited the consolidated financial statements of PrimeLending, a PlainsCapital Company (the Company), which comprise the consolidated balance sheet as of December 31, 2012, and the related consolidated statement of income, stockholder’s equity, and cash flows for the period from December 1, 2012 through December 31, 2012, and the related consolidated notes to the financial statements (not presented separately herein).

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PrimeLending, a PlainsCapital Company at December 31, 2012, and the results of its operations and its cash flows for the period from December 1, 2012 through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 15, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors

First Southwest Company

We have audited the financial statements of First Southwest Company (the Company), which comprise the statement of financial condition as of December 31, 2012, and the related statements of income, changes in stockholder’s equity, and cash flows for the period from December 1, 2012 through December 31, 2012 that are filed pursuant to Rule 17a-5 under the Securities Exchange Act of 1934, and the related notes to the financial statements (not presented separately herein).

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Southwest Company as of December 31, 2012, and the results of its operations and its cash flows for the period from December 1, 2012 through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2013

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Cash and due from banks	$713,099	$722,039
Federal funds sold and securities purchased under agreements to resell	32,924	4,421
Securities:
Trading, at fair value	58,846	90,113
Available for sale, at fair value (amortized cost of $1,256,862 and $978,502, respectively)	1,203,143	990,953
	1,261,989	1,081,066

Loans held for sale	1,089,039	1,401,507
Non-covered loans, net of unearned income	3,514,646	3,152,396
Allowance for non-covered loan losses	(33,241)	(3,409)
Non-covered loans, net	3,481,405	3,148,987

Covered loans, net of allowance of $1,061	1,005,308	—
Broker-dealer and clearing organization receivables	119,317	145,564
Insurance premiums receivable	25,597	24,615
Deferred policy acquisition costs	20,991	19,812
Premises and equipment, net	198,468	111,381
FDIC indemnification asset	188,291	—
Covered other real estate owned	142,833	—
Mortgage servicing rights	20,149	2,080
Other assets	281,084	293,885
Goodwill	251,808	253,770
Other intangible assets, net	70,921	77,738
Total assets	$8,903,223	$7,286,865

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$409,334	$323,367
Interest-bearing	6,312,685	4,377,094
Total deposits	6,722,019	4,700,461

Broker-dealer and clearing organization payables	129,678	187,990
Reserve for losses and loss adjustment expenses	27,468	34,012
Unearned insurance premiums	88,422	82,598
Short-term borrowings	342,087	728,250
Notes payable	56,327	141,539
Junior subordinated debentures	67,012	67,012
Other liabilities	158,288	198,453
Total liabilities	7,591,301	6,140,315
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Hilltop stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series B, liquidation value per share of $1,000; 114,068 shares issued and outstanding	114,068	114,068
Common stock, $0.01 par value, 100,000,000 shares authorized; 90,175,688 and 83,487,340 shares issued and outstanding, respectively	902	835
Additional paid-in capital	1,388,641	1,304,448
Accumulated other comprehensive income (loss)	(34,863)	8,094
Accumulated deficit	(157,607)	(282,949)
Total Hilltop stockholders' equity	1,311,141	1,144,496
Noncontrolling interest	781	2,054
Total stockholders' equity	1,311,922	1,146,550
Total liabilities and stockholders' equity	$8,903,223	$7,286,865

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Interest income:
Loans, including fees	$284,782	$23,900	$—
Securities:
Taxable	27,078	13,116	11,049
Tax-exempt	4,775	464	—
Federal funds sold and securities purchased under agreements to resell	113	106	—
Interest-bearing deposits with banks	1,848	801	—
Other	10,479	651	—
Total interest income	329,075	39,038	11,049

Interest expense:
Deposits	14,877	1,013	—
Short-term borrowings	1,814	215	—
Notes payable	10,512	8,613	8,985
Junior subordinated debentures	2,409	212	—
Other	3,262	143	—
Total interest expense	32,874	10,196	8,985

Net interest income	296,201	28,842	2,064
Provision for loan losses	37,158	3,800	—
Net interest income after provision for loan losses	259,043	25,042	2,064

Noninterest income:
Net realized gains on securities	4,937	112	817
Net gains from sale of loans and other mortgage production income	457,531	50,384	—
Mortgage loan origination fees	79,736	7,224	—
Net insurance premiums earned	157,533	146,701	134,048
Investment and securities advisory fees and commissions	93,093	11,238	—
Bargain purchase gain	12,585	—	—
Other	44,670	8,573	6,785
Total noninterest income	850,085	224,232	141,650

Noninterest expense:
Employees' compensation and benefits	480,496	60,972	7,743
Loss and loss adjustment expenses	110,755	109,159	96,734
Policy acquisition and other underwriting expenses	46,289	43,658	40,196
Occupancy and equipment, net	86,248	7,360	788
Other	187,947	34,368	9,793
Total noninterest expense	911,735	255,517	155,254

Income (loss) before income taxes	197,393	(6,243)	(11,540)
Income tax expense (benefit)	70,684	(1,145)	(5,009)

Net income (loss)	126,709	(5,098)	(6,531)
Less: Net income attributable to noncontrolling interest	1,367	494	—

Income (loss) attributable to Hilltop	125,342	(5,592)	(6,531)
Dividends on preferred stock	4,327	259	—
Income (loss) applicable to Hilltop common stockholders	$121,015	$(5,851)	$(6,531)

Earnings (loss) per common share:
Basic	$1.43	$(0.10)	$(0.12)
Diluted	$1.40	$(0.10)	$(0.12)

Weighted average share information:
Basic	84,382	58,754	56,499
Diluted	90,331	58,754	56,499

 See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$126,709	$(5,098)	$(6,531)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax of $(23,765), $(3,172) and $4,692, respectively	(43,039)	(5,889)	8,713
Other	82	—	—
Comprehensive income (loss)	83,752	(10,987)	2,182
Less: comprehensive income attributable to noncontrolling interest	1,367	494	—

Comprehensive income (loss) applicable to Hilltop	$82,385	$(11,481)	$2,182

 See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated		Total
					Additional	Other		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2010	—	$—	56,495	$565	$918,046	$5,270	$(270,826)	$653,055	$—	$653,055
Net loss	—	—	—	—	—	—	(6,531)	(6,531)	—	(6,531)
Other comprehensive income	—	—	—	—	—	8,713	—	8,713	—	8,713
Stock-based compensation expense	—	—	—	—	98	—	—	98	—	98
Common stock issued to board members	—	—	6	—	48	—	—	48	—	48
Balance, December 31, 2011	—	$—	56,501	$565	$918,192	$13,983	$(277,357)	$655,383	$—	$655,383
Net loss	—	—	—	—	—	—	(5,592)	(5,592)	494	(5,098)
Other comprehensive income	—	—	—	—	—	(5,889)	—	(5,889)	—	(5,889)
Issuance of preferred stock	114	114,068	—	—	—	—	—	114,068	—	114,068
Issuance of common stock	—	—	27,123	271	387,312	—	—	387,583	—	387,583
Stock-based compensation expense	—	—	—	—	450	—	—	450	—	450
Common stock issued to board members	—	—	4	—	50	—	—	50	—	50
Repurchase and retirement of common stock	—	—	(141)	(1)	(1,297)	—	—	(1,298)	—	(1,298)
Dividends on preferred stock	—	—	—	—	(259)	—	—	(259)	—	(259)
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	1,789	1,789
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(229)	(229)
Balance, December 31, 2012	114	$114,068	83,487	$835	$1,304,448	$8,094	$(282,949)	$1,144,496	$2,054	$1,146,550
Net income	—	—	—	—	—	—	125,342	125,342	1,367	126,709
Other comprehensive loss	—	—	—	—	—	(42,957)	—	(42,957)	—	(42,957)
Issuance of common stock	—	—	6,208	62	86,705	—	—	86,767	—	86,767
Stock-based compensation expense	—	—	—	—	1,671	—	—	1,671	—	1,671
Common stock issued to board members	—	—	10	—	149	—	—	149	—	149
Issuance of restricted common stock	—	—	471	5	(5)	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(4,327)	—	—	(4,327)	—	(4,327)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2,640)	(2,640)
Balance, December 31, 2013	114	$114,068	90,176	$902	$1,388,641	$(34,863)	$(157,607)	$1,311,141	$781	$1,311,922

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$126,709	$(5,098)	$(6,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for loan losses	37,158	3,800	—
Depreciation, amortization and accretion, net	(53,794)	(2,533)	1,714
Net realized gains on securities	(4,937)	(112)	(817)
Bargain purchase gain	(12,585)	—	—
Deferred income taxes	15,829	(6,426)	(3,930)
Other, net	6,249	612	546
Net change in trading securities	31,267	12,900	—
Net change in broker-dealer and clearing organization receivables	21,219	43,309	—
Net change in other assets	7,465	(541)	12,237
Net change in broker-dealer and clearing organization payables	(55,247)	(46,509)	—
Net change in loss and loss adjustment expense reserve	(6,544)	(10,823)	(14,047)
Net change in unearned insurance premiums	5,824	1,937	7,847
Net change in other liabilities	(34,540)	9,025	(341)
Net gains from sale of loans	(457,531)	(50,384)	—
Loans originated for sale	(11,752,800)	(1,344,577)	—
Proceeds from loans sold	12,522,963	1,510,639	—
Net cash provided by (used in) operating activities	396,705	115,219	(3,322)

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	—	—	7,336
Proceeds from sales, maturities and principal reductions of securities available for sale	381,890	77,445	13,846
Purchases of securities available for sale	(372,998)	(224,893)	(81,583)
Net change in loans	(140,437)	10,673	—
Purchases of premises and equipment and other assets	(33,066)	(17,412)	(296)
Proceeds from sales of premises and equipment and other real estate owned	21,233	1,377	—
Net cash received for Federal Home Loan Bank and Federal Reserve Bank stock	4,600	—	—
Net cash from FNB Transaction and PlainsCapital Merger	362,695	165,679	—
Net cash provided by (used in) investing activities	223,917	12,869	(60,697)

Financing Activities
Net change in deposits	(210,491)	207,997	—
Net change in short-term borrowings	(386,163)	(185,812)	—
Proceeds from notes payable	2,000	—	—
Payments on notes payable	(3,262)	(766)	(6,900)
Payments to repurchase common stock	—	(1,298)	—
Dividends paid on preferred stock	(2,985)	—	—
Net cash distributed to noncontrolling interest	(2,640)	(229)	—
Other, net	2,482	(40)	—
Net cash provided by (used in) financing activities	(601,059)	19,852	(6,900)

Net change in cash and cash equivalents	19,563	147,940	(70,919)
Cash and cash equivalents, beginning of year	726,460	578,520	649,439
Cash and cash equivalents, end of year	$746,023	$726,460	$578,520

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$31,805	$10,371	$8,780
Cash paid for income taxes, net of refunds	$73,802	$(184)	$(811)
Supplemental Schedule of Non-Cash Activities
Redemption of senior exchangeable notes for common stock	$83,950	$—	$—
Conversion of loans to other real estate owned	$25,639	$—	$—
Preferred stock issued in acquisition	$—	$114,068	$—
Common stock issued in acquisition	$—	$387,583	$—

See accompanying notes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting and Reporting Policies

Nature of Operations

Hilltop Holdings Inc. (“Hilltop” and, collectively with its subsidiaries, the “Company”) was organized in July 1998 as a Maryland corporation. Hilltop is a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. On November 30, 2012, Hilltop acquired PlainsCapital Corporation pursuant through a plan of merger whereby PlainsCapital Corporation merged with and into a wholly owned subsidiary (the “PlainsCapital Merger”), which continued as the surviving entity under the name “PlainsCapital Corporation” (“PlainsCapital”).

PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of financial products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, capital equipment leasing, fixed income sales, asset management, and correspondent clearing services. The operating results of Hilltop for the year ended December 31, 2012 include the results from the operations acquired in the PlainsCapital Merger for the month ended December 31, 2012. Certain disclosures within the notes to consolidated financial statements are specific to financial products and services of PlainsCapital and its subsidiaries and therefore include information at December 31, 2013 and 2012 and relating to the post-acquisition year ended December 31, 2013 and one month period ended December 31, 2012.

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

On September 13, 2013 (the “Bank Closing Date”), PlainsCapital Bank (the “Bank”) assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of Edinburg, Texas-based First National Bank (“FNB”) from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver, and reopened former FNB branches acquired from the FDIC under the “PlainsCapital Bank” name (the “FNB Transaction”). Pursuant to the Purchase and Assumption Agreement (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements whereby the FDIC agreed to share in the losses of certain covered loans and covered other real estate owned (“OREO”) that the Bank acquired, as further described in Note 2 to the consolidated financial statements. Based on preliminary purchase date valuations, the fair value of the assets acquired was $2.2 billion, including $1.1 billion in covered loans, $286.2 million in securities, $135.2 million in covered OREO and $42.9 million in non-covered loans. The Bank also assumed $2.2 billion in liabilities, consisting primarily of deposits. FNB’s expansive branch network allows the Bank to further develop its Texas footprint through expansion into the Rio Grande Valley, Houston, Corpus Christi, Laredo and El Paso markets, among others.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses, the fair values of financial instruments, the amounts receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”), reserves for losses and loss adjustment expenses, the mortgage loan indemnification liability, and the potential impairment of assets are particularly subject to change. The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, the purchase date valuations for certain identifiable assets acquired and liabilities assumed in the FNB Transaction are considered preliminary because management made significant estimates and exercised significant judgment in estimating fair values and accounting associated with the real estate appraisal validation exercise due to the short time period between the Bank Closing Date and December 31, 2013.

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

Hilltop owns 100% of the outstanding stock of PlainsCapital. PlainsCapital owns 100% of the outstanding stock of the Bank and 100% of the membership interest in PlainsCapital Equity, LLC. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”) and PCB-ARC, Inc. The Bank has a 100% membership interest in First Southwest Holdings, LLC (“First Southwest”) and PlainsCapital Securities, LLC, as well as a 51% voting interest in PlainsCapital Insurance Services, LLC.

Hilltop also owns 100% of NLC, which operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC, the controlling and sole managing member of PrimeLending Ventures, LLC (“Ventures”).

The principal subsidiaries of First Southwest are First Southwest Company (“FSC”), a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

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

Accounting Change

Effective October 1, 2013, the Company changed its method of applying ASC Topic 350 such that the annual goodwill impairment testing date was changed from December 31st to October 1st for its insurance reporting unit. This new testing date is preferable under the circumstances in order to combine evaluation efforts to provide for a more consistent, efficient and effective entity-wide impairment testing process and it allows the Company more time to accurately complete its impairment testing process in order to incorporate the results in the annual consolidated financial statements. The Company has prospectively applied the change in the annual goodwill impairment testing date from October 1, 2013.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Securities

Management classifies securities at the time of purchase and reassesses such designation at each balance sheet date. Transfers between categories from these reassessments are rare.  Securities held for resale to facilitate principal transactions with customers, as well as certain securities acquired in the PlainsCapital Merger, are classified as trading, and are carried at fair value, with changes in fair value reflected in the consolidated statements of operations. Hilltop reports interest income on trading securities as interest income on securities and other changes in fair value as other noninterest income.

Securities held but not intended to be held to maturity or on a long-term basis are classified as available for sale. Securities included in this category are those that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes. Securities available for sale are carried at fair value. Unrealized holding gains and losses on securities available for sale, net of taxes, are reported in other comprehensive income (loss) until realized. Premiums and discounts are recognized in interest income using the effective interest method and consider any optionality that may be embedded in the security.

Purchases and sales (and related gain or loss) of securities are recorded on the trade date, based on specific identification. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the other-than-temporary impairment (“OTTI”) is related to credit losses. The amount of the OTTI related to other factors is recognized in other comprehensive income (loss). In estimating OTTI, management considers in developing its best estimate of cash flows, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the historic and implied volatility of the security, (iv) failure of the issuer to make scheduled interest payments and (v) changes to the rating of the security by a rating agency.

Loans Held for Sale

Loans held for sale consist primarily of single-family residential mortgages funded through PrimeLending. These loans are generally on the consolidated balance sheet for no more than 30 days. Substantially all mortgage loans originated by PrimeLending are sold in the secondary market, the majority with servicing released. Mortgage loans held for sale are carried at fair value under the provisions of the Fair Value Option Subsections of the ASC (“Fair Value Option”). Changes in the fair value of the loans held for sale are recognized in earnings and fees and costs associated with origination are recognized as incurred. The specific identification method is used to determine realized gains and losses on sales of loans, which are reported as net gains (losses) in noninterest income. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and repayment of certain sales proceeds to investors under certain conditions.

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

Impaired loans include non-accrual loans, troubled debt restructurings and partially charged-off loans. The accrual of interest on impaired loans is discontinued when, in management’s opinion, there is a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments as they become due according to the terms of the loan agreement, which is generally when a loan is 90 days past due unless the loan is both well secured and in the process of

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

collection. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against income. If the ultimate collectability of principal, wholly or partially, is in doubt, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal to the extent necessary to eliminate such doubt.  Once the collection of the remaining recorded loan balance is fully expected, interest income is recognized on a cash basis.

The Bank originates loans to customers primarily in Texas. Although the Bank has diversified loan and leasing portfolios and, generally, holds collateral against amounts advanced to customers, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region and of the industries in which its debtors operate, which consist primarily of energy, agribusiness, wholesale/retail trade, construction and real estate. PrimeLending originates loans to customers in its offices, which are located throughout the United States. Substantially all mortgage loans originated by PrimeLending are sold in the secondary market with servicing released, although PrimeLending does retain servicing in certain circumstances. FSC makes loans to customers through margin transactions. FSC controls risk by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines, which may vary based upon market conditions. Securities owned by customers and held as collateral for margin loans are not included in the consolidated financial statements.

Acquired Loans

Management has defined the loans acquired in a business combination as acquired loans. Acquired loans are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Acquired loans were segregated between those considered to be credit impaired and those without credit impairment at acquisition. To make this determination, management considered such factors as past due status, nonaccrual status and credit risk ratings. The fair value of acquired performing loans was determined by discounting expected cash flows, both principal and interest, at prevailing market interest rates. The difference between the fair value and principal balances due at acquisition date, the fair value discount, is accreted into income over the estimated life of each loan.

Purchased credit impaired (“PCI”) loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in the FNB Transaction are accounted for both in pools and on an individual loan basis. The Company has established under its PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The common risk characteristics used for the pooling of the FNB PCI loans are risk grade and loan collateral type.

PCI loans showed evidence of credit deterioration that makes it probable that all contractually required principal and interest payments will not be collected. Their fair value was initially based on an estimate of cash flows, both principal and interest, expected to be collected, discounted at prevailing market rates of interest. Management estimated cash flows using key assumptions such as default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. The excess of cash flows expected to be collected from a loan or pool over its estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income using an effective yield method over the remaining life of the loan or pool. Subsequent to acquisition, management must update these estimates of cash flows expected to be collected at each reporting date. These updates require the continued use of key assumptions and estimates, similar to those used in the initial estimate of fair value.

The Bank accretes the discount for PCI loans for which it can predict the timing and amount of cash flows. PCI loans for which a discount is accreted are considered performing.

Allowance for Loan Losses

Originated Loans

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses includes allowance allocations calculated in accordance with the Receivables and Contingencies Topics of the ASC. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy and changes in interest rates.

The Bank’s allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans; (ii) general historical valuation allowances calculated based on historical loan loss experience for homogenous loans with similar characteristics and trends; and (iii) valuation allowances to adjust general reserves based on recent economic conditions and other qualitative risk factors both internal and external to the Bank.

Acquired Loans

Purchased loans acquired in a business combination are recorded at their estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Loans without evidence of credit impairment at acquisition are subsequently evaluated for any required allowance at each reporting date. An allowance for loan losses is calculated using a methodology similar to that described above for originated loans. The allowance as determined for each loan collateral type is compared to the remaining fair value discount for that loan collateral type. If greater, the excess is recognized as an addition to the allowance through a provision for loan losses. If less than the discount, no additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan and once the discount is depleted, losses are applied against the allowance established for that loan.

For PCI loans, cash flows expected to be collected are recast at each reporting date for each loan or pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. If expected cash flows for a loan or pool decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan or pool.

Assets Segregated for Regulatory Purposes

Under certain conditions, FSC may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At December 31, 2013, FSC was not required to segregate cash and securities. FSC was required to segregate an aggregate of $19.0 million in cash and securities at December 31, 2012, which is included in other assets within the consolidated balance sheets.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2013 and 2012.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Insurance Premiums Receivable

Insurance premiums receivable include premiums written and not yet collected. NLC routinely evaluates the receivable balance to determine if an allowance for uncollectible amounts is necessary. At December 31, 2013 and 2012, NLC determined that no valuation allowance was necessary.

Deferred Policy Acquisition Costs

Costs of acquiring insurance vary with and are primarily related to the successful acquisition of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred policy acquisition costs. NLC regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized policy acquisition costs, and maintenance costs exceed related unearned insurance premiums and anticipated investment income. At December 31, 2013 and 2012, there was no premium deficiency.

Reinsurance

In the normal course of business, NLC seeks to reduce the loss that may arise from catastrophes or other events that could cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy. NLC routinely evaluates the receivable balance to determine if any uncollectible balances exist.

Net insurance premiums earned, losses and loss adjustment expenses (“LAE”) and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are included in other assets within the consolidated balance sheets. Reinsurance assumed from other companies, including assumed premiums written and earned and losses and LAE, is accounted for in the same manner as direct insurance written.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed principally on the straight-line method over the estimated useful lives of the assets, which range between 3 and 40 years. Gains or losses on disposals of premises and equipment are included in results of operations.

FDIC Indemnification Asset

The Company has elected to account for the FDIC Indemnification Asset in accordance with FASB ASC 805. The FDIC Indemnification Asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered OREO. Any increases in cash flow of the covered assets over those expected will reduce the FDIC Indemnification Asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC Indemnification Asset. Any amortization of changes in value is limited to the contractual term of the loss-share agreements. Increases and decreases to the FDIC Indemnification Asset are recorded as adjustments to noninterest income within the consolidated statements of operations over the life of the loss-share agreements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Covered Other Real Estate Owned

Acquired OREO subject to FDIC loss-share agreements is referred to as “covered OREO” and reported separately in the consolidated balance sheets. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the collateral’s fair value, less selling costs. Covered OREO was initially recorded at its estimated fair value based on similar market comparable valuations, less estimated selling costs. Subsequently, loan collateral transferred to OREO is recorded at its net realizable value. Any subsequent valuation adjustments due to declines in fair value of the covered OREO will be charged to noninterest expense, and will be partially offset by noninterest income representing the corresponding increase to the FDIC Indemnification Asset for loss reimbursements. Any recoveries of previous valuation decreases will be credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

Other Real Estate Owned

Real estate acquired through foreclosure is included in other assets within the consolidated balance sheets and is carried at management’s estimate of fair value less costs to sell. Any excess of recorded investment over fair value less cost to sell is charged against the allowance for loan losses when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, valuation adjustments are charged against earnings. Valuation adjustments, revenue and expenses from operations of the properties and resulting gains or losses on sale are included in other noninterest expense within the consolidated statements of operations.

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the repayment term of the loans. Debt issuance costs of $2.3 million, $0.2 million and $0.4 million in 2013, 2012 and 2011 were amortized and included in interest expense within the consolidated statements of operations. In November 2013, the total remaining unamortized balance of $2.1 million was expensed as a result of the redemption of all outstanding 7.5% Senior Exchangeable Notes due 2025 (“the Notes”), as further described in Note 13 to the consolidated financial statements. In 2011, an additional $0.2 million of the unamortized balance was written down as a result of NLC purchasing $6.9 million of the Notes in the open market.

Goodwill

Goodwill, which represents the excess of cost over the fair value of the net assets acquired, is allocated to reporting units and tested for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount should be assessed. The Company performs required annual impairment tests of its goodwill and other intangible assets as of October 1st for each of its reporting units. Prior to testing goodwill for impairment, the Company has the option to assess on a qualitative basis whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If determined, based on its assessment of qualitative factors that it is more likely than not that fair value of a reporting unit is less than its carrying amount, the Company will proceed to test goodwill for impairment as a part of a two-step process. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Intangibles and Other Long-Lived Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company’s intangible assets primarily relate to core deposits, trade names, customer and agent relationships and noncompete agreements. Intangible assets with definite useful lives are generally amortized on the straight-line method over their estimated lives, although certain intangibles, including core deposits and customer and agent relationships, are amortized on an accelerated basis. Amortization of intangible assets is recorded in other

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

noninterest expense within the consolidated statements of operations. Intangible assets with indefinite useful lives are tested for impairment annually, or more often if events or circumstances indicate there may be impairment, and not amortized until their lives are determined to be definite. Intangible assets with definite useful lives, premises and equipment, and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Mortgage Servicing Rights

The Company determines its classes of residential mortgage servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures its servicing assets at fair value and reports changes in fair value through earnings. Fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time are each separately reported.

Retained mortgage servicing rights (“MSR”) are measured at fair value as of the date of sale of the related mortgage loan. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.

The model assumptions and the MSR fair value estimates are compared to observable trades of similar portfolios as well as to MSR broker valuations and industry surveys, as available. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the MSR. The value of the MSR is also dependent upon the discount rate used in the model, which is based on current market rates. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of the MSR.

Derivative Financial Instruments

The Company’s hedging policies permit the use of various derivative financial instruments, including interest rate lock commitments (“IRLCs”), forward commitments and interest rate swaps, to manage interest rate risk or to hedge specified assets and liabilities. The IRLCs and forward commitments meet the definition of a derivative under the provisions of the Derivatives and Hedging Topic of the ASC.

Derivatives are recorded at fair value in the consolidated balance sheets. To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. If derivative instruments are designated as hedges of fair values, the change in the fair value of both the derivative instrument and the hedged item are included in current earnings. Changes in the fair value of derivatives designated as hedges of cash flows are recorded in other comprehensive income (loss). Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the line item where the hedged item’s effect on earnings is recorded.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $5.3 million, $0.4 million and $34 thousand during 2013, 2012 and 2011, respectively.

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

Basic and Diluted Net Income (Loss) Per Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method prescribed by the Earnings Per Share Topic of the ASC. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In May 2013, as discussed in Note 20 to the consolidated financial statements, Hilltop issued restricted stock awards which qualify as participating securities.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. For all periods presented, stock options and redemption of the Notes are the only potentially dilutive non-participating instruments issued by Hilltop. Next, we determine and include in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

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

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

The operations of FNB are included in the Company’s operating results beginning September 14, 2013. For the period from September 14, 2014 through December 31, 2013, FNB’s operations include net interest income of $32.0 million, other revenues of $20.4 million and net income of $18.5 million. Such operating results include a preliminary bargain purchase gain of $12.6 million, before taxes of $4.5 million, and are not necessarily indicative of future operating results. FNB’s results of operations prior to the Bank Closing Date are not included in the Company’s consolidated operating results.

Transaction-related expenses of $0.1 million associated with the FNB Transaction are included in noninterest expense within the consolidated statement of operations for the year ended December 31, 2013. Such expenses were for professional services and other incremental costs associated with the integration of FNB’s operations.

The FNB Transaction was accounted for using the purchase method of accounting and, accordingly, purchased assets, including identifiable intangible assets and assumed liabilities, were recorded at their respective Bank Closing Date fair values using significant estimates and assumptions to value certain identifiable assets acquired and liabilities assumed. During the quarter ended December 31, 2013, the estimated fair values of certain identifiable assets acquired and liabilities assumed as of the Bank Closing Date were adjusted as a result of additional information obtained primarily related to the fair values of loans, covered OREO, FDIC Indemnification Asset, premises and equipment and other intangible assets. Due to the short time period between the Bank Closing Date and December 31, 2013, the real estate appraisal validation exercise remains outstanding and the Bank Closing Date valuations related to covered OREO and FDIC Indemnification Asset are considered preliminary and could differ significantly when finalized. The amounts are also subject to adjustments based upon final settlement with the FDIC. The terms of the P&A Agreement provide for the FDIC to indemnify the Bank against claims

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

with respect to liabilities and assets of FNB or any of its affiliates not assumed or otherwise purchased by the Bank and with respect to certain other claims by third parties.

A summary of the net assets received from the FDIC in the FNB Transaction and the estimated fair value adjustments resulting in the bargain purchase gain are presented below (in thousands).

Cost basis net assets on September 13, 2013	$215,000
Cash payment received from the FDIC	45,000
Fair value adjustments:
Securities	(3,341)
Loans	(343,068)
Premises and equipment	3,565
Other real estate owned	(79,273)
FDIC indemnification asset	185,680
Other intangible assets	4,270
Deposits	(8,282)
Other	(6,966)
Bargain purchase gain	$12,585

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer or the acquirer may be required to make a payment to the FDIC. In the FNB Transaction, cost basis net assets of $215.0 million and an initial cash payment received from the FDIC of $45.0 million were transferred to the Bank. This initial cash payment from the FDIC is subject to adjustment and settlement. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

The FDIC bid form provided a list of properties (branches and support facilities) owned by FNB for sale at fixed prices. The Bank purchased 44 properties owned by FNB in connection with its bid for an aggregate purchase price of $59.5 million. For those properties owned by FNB that the Bank declined to purchase in its bid, the Bank had exclusive options to purchase those properties following the Bank Closing Date. In connection with those options, the Bank purchased an additional seven properties owned by FNB, for an aggregate purchase price of $4.9 million. The Bank also had an option to assume the leases of properties leased by FNB. The Bank was required to purchase all data management equipment and, other certain special assets, furniture, fixtures and equipment, in each case at an appraised value at any properties purchased or leased by the Bank. The Bank paid $10.3 million to the FDIC for furniture, fixtures and data management equipment. The Bank is required to pay rent to the FDIC on properties owned or leased by FNB and furniture and equipment at such properties until it surrenders such properties to the FDIC.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The resulting fair values of the identifiable assets acquired, and liabilities assumed, of FNB at September 13, 2013 are summarized in the following table (in thousands).

Cash and due from banks	$362,695
Securities	286,214
Non-covered loans	42,884
Covered loans	1,116,583
Premises and equipment	78,399
FDIC indemnification asset	185,680
Covered other real estate owned	135,187
Other assets	26,300
Other intangible assets	4,270
Total identifiable assets acquired	2,238,212

Deposits	(2,211,740)
Other liabilities	(13,887)
Total liabilities assumed	(2,225,627)
Net identifiable assets acquired/bargain purchase gain	$12,585

The Bank acquired loans both with and without evidence of credit quality deterioration since origination. Based on purchase date valuations, the Bank’s portfolio of acquired loans had a fair value of $1.2 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses. Acquired loans were segregated between those considered to be PCI loans and those without credit impairment at acquisition. The following table presents details on acquired loans at the Bank Closing Date (in thousands).

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
Commercial and industrial	$47,874	$47,751	$95,625
Real estate	242,998	611,219	854,217
Construction and land development	26,669	158,247	184,916
Consumer	19,095	5,614	24,709
Total	$336,636	$822,831	$1,159,467

The following table presents information about the acquired PCI loans at the Bank Closing Date (in thousands).

Contractually required principal and interest payments	$1,533,667
Nonaccretable difference	542,241
Cash flows expected to be collected	991,426
Accretable difference	168,595
Fair value of covered loans acquired with a deterioration of credit quality	$822,831

The following table presents information about the acquired loans without credit impairment at the Bank Closing Date (in thousands).

Contractually required principal and interest payments	$466,754
Contractual cash flows not expected to be collected	43,783
Fair value at acquisition	336,636

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

PlainsCapital Merger

After the close of business on November 30, 2012, Hilltop acquired PlainsCapital Corporation in a stock and cash transaction. PlainsCapital Corporation merged with and into a wholly owned subsidiary, which continued as the surviving entity under the name “PlainsCapital Corporation”. Based on Hilltop’s closing stock price on November 30, 2012, the total purchase price was $813.5 million, consisting of 27.1 million shares of common stock, $311.8 million in cash and the issuance of 114,068 shares of Hilltop Non-Cumulative Perpetual Preferred Stock, Series B (the “Hilltop Series B Preferred Stock”) in exchange on a one-for-one basis for the outstanding shares of PlainsCapital Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the United States Department of the Treasury (the “U.S. Treasury”). The fair value of assets acquired, excluding goodwill, totaled $6.5 billion, including $3.2 billion of loans, $730.8 million of investment securities and $70.7 million of identifiable intangibles. The fair value of the liabilities assumed was $5.9 billion, including $4.5 billion of deposits.

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

For further information regarding goodwill recorded in connection with the PlainsCapital Merger, refer to Note 9, Goodwill and Other Intangible Assets.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Expenses of $6.6 million associated with the PlainsCapital Merger are included in noninterest expense within the consolidated statement of operations for 2012. Such expenses were for professional services and other incremental costs associated with the integration of PlainsCapital’s operations.

In connection with the PlainsCapital Merger, Hilltop acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Acquired loans were segregated between those considered to be PCI loans and those without credit impairment at acquisition. The following table presents details on acquired loans at the acquisition date (in thousands).

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
Commercial and industrial	$1,684,706	$74,911	$1,759,617
Real estate	1,077,295	63,866	1,141,161
Construction and land development	232,313	34,008	266,321
Consumer	28,131	79	28,210
Total	$3,022,445	$172,864	$3,195,309

The following table presents information about the PCI loans at acquisition (in thousands).

Contractually required principal and interest payments	$252,818
Nonaccretable difference	61,527
Cash flows expected to be collected	191,291
Accretable difference	18,427
Fair value of loans acquired with a deterioration of credit quality	$172,864

The following table presents information about the acquired loans without credit impairment at acquisition (in thousands).

Contractually required principal and interest payments	$3,498,554
Contractual cash flows not expected to be collected	92,526
Fair value at acquisition	3,022,445

Pro Forma Results of Operations

The purchase of assets and assumption of certain liabilities of FNB from the FDIC, as receiver, was significant at a level to require disclosure of historical financial statements and related pro forma financial disclosure. An essential part of the transaction is the federal financial assistance governed by the P&A Agreement with the FDIC, which is not reflective of the previous operations of FNB. The nature and magnitude of the FNB Transaction, coupled with the federal assistance, substantially reduces the relevance of historical financial information of FNB when considering the assessment of the historical financial information relative to future operations. Because the Company believes that the continuity of FNB’s historical operations is substantially lacking after the FNB Transaction and pro forma information is not reasonably available, the Company has omitted certain historical financial information and the related pro forma financial information of FNB pursuant to the guidance provided in Staff Accounting Bulletin Topic 1.K, Financial Statements of Acquired Troubled Financial Institutions (“SAB 1:K”), and a request for relief granted by the SEC. SAB 1:K provides relief from the requirements of Rule 3-05 of Regulation S-X in certain instances, such as the FNB Transaction, where a registrant engages in an acquisition of a significant amount of assets of a troubled financial institution that involves pervasive federal assistance and audited financial statements of the troubled financial institution are not reasonably available. Therefore, no additional historical pro forma information regarding FNB is provided below.

The results of operations acquired in the PlainsCapital Merger have been included in the Company’s consolidated financial results since December 1, 2012. The following table discloses the impact of PlainsCapital (excluding the impact of acquisition-related merger and restructuring charges discussed below) since the acquisition date through December 31, 2012.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The table also presents pro forma results had the PlainsCapital Merger taken place on January 1, 2011 (in thousands), and includes the estimated impact of purchase accounting adjustments. The purchase accounting adjustments reflect the impact of recording the acquired loans at fair value, including the estimated accretion of the purchase discount on the loan portfolio. Accretion estimates were based on the acquisition date purchase discount on the loan portfolio, as it was not practicable to determine the amount of discount that would have been recorded based on economic conditions that existed on January 1, 2011. The pro forma results do not include any potential operating cost savings as a result of the PlainsCapital Merger. Further, certain costs associated with any restructuring or integration activities are also not reflected in the pro forma results. Pro forma results include any acquisition-related merger and restructuring charges incurred during the period. The pro forma results are not indicative of what would have occurred had the PlainsCapital Merger taken place on the indicated date.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale at fair value and MSR, and certain time deposits at the Bank under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company determines the fair value of the financial instruments accounted for under the provisions of the Fair Value Option in compliance with the provisions of the Fair Value Topic of the ASC discussed above.

At December 31, 2013, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.09 billion, and the unpaid principal balance of those loans was $1.07 billion. At December 31, 2012, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.40 billion, and the unpaid principal balance of those loans was $1.36 billion. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

The Company holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of the Fair Value Option or other authoritative pronouncements. The fair values of those instruments are determined primarily using Level 2 inputs, as further described below. Those inputs include quotes from mortgage loan investors and derivatives dealers, data from independent pricing services and rates paid in the brokered certificate of deposit market.

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

Trading Securities — Trading securities are reported at fair value using either Level 1 or Level 2 inputs in the same manner as discussed previously for securities available for sale.

Loans Held for Sale — Mortgage loans held for sale are reported at fair value, as discussed above, using Level 2 inputs that consist of commitments on hand from investors or prevailing market prices. These instruments are held for relatively short periods, typically no more than 30 days. As a result, changes in instrument-specific credit risk are not a significant component of the change in fair value. Mortgage loans that are non-performing, including monitored loans, are reported at fair value using Level 3 inputs. These loans were previously valued using Level 2 inputs. However, refinements made during 2013 to the fair value inputs for these loans resulted in the use of significant unobservable inputs.

Deposits — As discussed previously, certain time deposits are reported at fair value by virtue of an election under the provisions of Fair Value Option. Fair values are determined using Level 2 inputs that consist of observable rates paid on instruments of the same tenor in the brokered certificate of deposit market.

Derivatives — Derivatives are reported at fair value using either Level 2 or Level 3 inputs. PlainsCapital uses dealer quotes to determine the fair value of interest rate swaps used to hedge time deposits. PrimeLending and FSC use dealer quotes to value forward purchase commitments and forward sale commitments, respectively, executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers and FSC issues forward purchase commitments to its clients that are valued based on the change in the fair value of the underlying mortgage loan from inception of the IRLC or purchase commitment to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale”, above. FSC determines the value of the underlying mortgage loan from prices of comparable securities used to value forward sale commitments. Additionally, First Southwest entered into a derivative option agreement (“Fee Award Option”).

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2013	Inputs	Inputs	Inputs	Fair Value
Cash and cash equivalents	$746,023	$—	$—	$746,023
Trading securities	33	58,813	—	58,846
Available for sale securities	22,079	1,121,011	60,053	1,203,143
Loans held for sale	—	1,061,310	27,729	1,089,039
Derivative assets	—	23,564	—	23,564
Mortgage servicing asset	—	—	20,149	20,149
Trading liabilities	—	46	—	46
Derivative liabilities	—	139	5,600	5,739

	Level 1	Level 2	Level 3	Total
December 31, 2012	Inputs	Inputs	Inputs	Fair Value
Cash and cash equivalents	$726,460	$—	$—	726,460
Trading securities	—	90,113	—	90,113
Available for sale securities	20,428	914,248	56,277	990,953
Loans held for sale	—	1,400,737	—	1,400,737
Derivative assets	—	15,697	—	15,697
Mortgage servicing asset	—	—	2,080	2,080
Time deposits	—	1,073	—	1,073
Trading liabilities	—	3,164	—	3,164
Derivative liabilities	—	1,080	4,490	5,570

The following table includes a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance at					Included in Other
	Beginning of			Transfers into	Included in	Comprehensive	Balance at
	Period	Purchases	Sales	Level 3	Net Income (Loss)	Income (Loss)	End of Period
Year ended December 31, 2013
Available for sale securities	$56,277	$—	$—	$—	$2,166	$1,610	$60,053
Loans held for sale	—	—	—	27,729	—	—	27,729
Mortgage servicing asset	2,080	13,886	—	—	4,183	—	20,149
Derivative liabilities	(4,490)	—	—	—	(1,110)	—	(5,600)
Total	$53,867	$13,886	$—	$27,729	$5,239	$1,610	$102,331

Year ended December 31, 2012
Available for sale securities	$60,377	$—	$—	$—	$1,867	$(5,967)	$56,277
Mortgage servicing asset	—	1,890	—	—	190	—	2,080
Derivative liabilities	—	(4,455)	—	—	(35)	—	(4,490)
Total	$60,377	$(2,565)	$—	$—	$2,022	$(5,967)	$53,867

Year ended December 31, 2011
Available for sale securities	$—	$50,000	$—	$—	$709	$9,668	$60,377
Total	$—	$50,000	$—	$—	$709	$9,668	$60,377

All net unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at December 31, 2013. The available for sale securities

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

noted in the table above reflect Hilltop’s note receivable and warrant to purchase common stock of SWS Group, Inc. (“SWS”) as discussed in Note 4 to the consolidated financial statements.

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

Loans held for sale, including monitored mortgage loans, are valued using commitments on hand from investors or prevailing market prices.

The mortgage servicing asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the mortgage servicing asset is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs and underlying portfolio characteristics.

Derivative liabilities in the tables above include a Fee Award Option valued using discounted cash flows and probability of exercise.

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following table presents the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Year Ended December 31, 2013			Year Ended December 31, 2012
	Net Gains	Other	Total	Net Gains	Other	Total
	(Losses) from	Noninterest	Changes in	(Losses) from	Noninterest	Changes in
	Sale of Loans	Income	Fair Value	Sale of Loans	Income	Fair Value
Loans held for sale	$(19,353)	$—	$(19,353)	$(3,297)	$—	$(3,297)
Mortgage servicing asset	18,069	—	18,069	190	—	190
Time deposits	—	12	12	—	7	7

The Company also determines the fair value of certain assets and liabilities on a non-recurring basis. In particular, the fair value of all of the assets and liabilities purchased in the PlainsCapital Merger was determined at the acquisition date, while fair value of all assets acquired and liabilities assumed in the FNB Transaction was determined at the Bank Closing Date. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — The Company reports impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. The Company acquired PCI loans with a fair value of $172.9 million and $822.8 million upon completion of the PlainsCapital Merger and the FNB Transaction, respectively. Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated assumptions regarding default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. At December 31, 2013, non-covered PCI loans with a carrying amount of $100.4 million had been reduced by specific allowances within the allowance for non-covered loan losses of $3.1 million, resulting in a reported value of $97.3 million that approximates fair value. At December 31, 2013, covered PCI loans with a carrying amount of $729.2 million had been reduced by specific allowances within the allowance for covered loan losses of $0.9 million, resulting in a reported value of $728.3 million.

Other Real Estate Owned — The Company reports OREO at fair value less estimated cost to sell. Any excess of recorded investment over fair value, less cost to sell, is charged against the allowance for loan losses when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, downward valuation adjustments are charged against earnings. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by an FDIC loss-share agreement. At December 31, 2013, the estimated fair value of covered OREO was $142.8 million, and the underlying fair value measurements utilize Level 3 inputs. The fair value of non-covered OREO at December 31, 2013 and 2012 was $4.8 million and $11.1 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO utilized Level 2 inputs.

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities measured at fair value on a recurring or non-recurring basis are discussed above. For other financial assets and liabilities, the Company utilizes quoted market prices, if available, to estimate the fair value of financial instruments. Because no quoted market prices exist for a significant portion of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows, and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current transaction. Further, as it is management’s intent to hold a significant portion of its financial instruments to maturity, it is not probable that the fair values shown below will be realized in a current transaction.

Because of the wide range of permissible valuation techniques and the numerous estimates which must be made, it may be difficult to make reasonable comparisons of the Company’s fair value information to that of other financial institutions. The aggregate estimated fair value amount should in no way be construed as representative of the underlying value of Hilltop and its subsidiaries. The following methods and assumptions are typically used in estimating the fair value disclosures for financial instruments:

Loans — The fair value of non-covered and covered loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents the carrying values and estimated fair values of financial instruments (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2013	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Non-covered loans, net	$3,481,405	$—	$281,712	$3,119,319	$3,401,031
Covered loans, net	1,005,308	—	—	997,371	997,371
Broker-dealer and clearing organization receivables	119,317	—	119,317	—	119,317
FDIC indemnification asset	188,291	—	—	188,291	188,291
Other assets	66,055	—	43,946	22,109	66,055

Financial liabilities:
Deposits	6,722,019	—	6,722,909	—	6,722,909
Broker-dealer and clearing organization payables	129,678	—	129,678	—	129,678
Short-term borrowings	342,087	—	342,087	—	342,087
Debt	123,339	—	114,671	—	114,671
Other liabilities	3,362	—	3,362	—	3,362

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2012	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Non-covered loans, net	$3,148,987	$—	$—	$3,148,987	$3,148,987
Broker-dealer and clearing organization receivables	145,564	—	145,564	—	145,564
Other assets	59,094	—	59,094	—	59,094

Financial liabilities:
Deposits	4,700,461	—	4,698,848	—	4,698,848
Broker-dealer and clearing organization payables	187,990	—	187,990	—	187,990
Short-term borrowings	728,250	—	728,250	—	728,250
Debt	208,551	—	217,092	—	217,092
Other liabilities	4,400	—	4,400	—	4,400

The deferred income amounts arising from unrecognized financial instruments are not significant. These financial instruments also have contractual interest rates at or above current market rates. Therefore, no fair value disclosure is provided for these items.

4. Securities

The amortized cost and fair value of available for sale securities are summarized as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$43,684	$82	$(238)	$43,528
U.S. government agencies:
Bonds	717,909	550	(55,727)	662,732
Residential mortgage-backed securities	59,936	735	(584)	60,087
Collateralized mortgage obligations	124,502	349	(4,390)	120,461
Corporate debt securities	72,376	4,610	(378)	76,608
States and political subdivisions	162,955	388	(6,508)	156,835
Commercial mortgage-backed securities	691	69	—	760
Equity securities	20,067	2,012	—	22,079
Note receivable	42,674	5,235	—	47,909
Warrant	12,068	76	—	12,144
Totals	$1,256,862	$14,106	$(67,825)	$1,203,143

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2012	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$7,046	$141	$(2)	$7,185
U.S. government agencies:
Bonds	524,888	1,663	(314)	526,237
Residential mortgage-backed securities	18,473	490	(70)	18,893
Collateralized mortgage obligations	97,812	191	(79)	97,924
Corporate debt securities	79,716	7,461	—	87,177
States and political subdivisions	177,701	196	(2,138)	175,759
Commercial mortgage-backed securities	1,001	72	—	1,073
Equity securities	19,289	1,139	—	20,428
Note receivable	40,508	3,652	—	44,160
Warrant	12,068	49	—	12,117
Totals	$978,502	$15,054	$(2,603)	$990,953

Available for sale equity securities includes 1,475,387 shares of SWS common stock, a $50.0 million aggregate principal amount note issued by SWS and a warrant to purchase 8,695,652 shares of SWS common stock. SWS issued the note in July 2011 under a credit agreement pursuant to a senior unsecured loan from Hilltop. The note bears interest at a rate of 8.0% per annum, is prepayable by SWS subject to certain conditions after three years, and has a maturity of five years. The warrant provides for the purchase of 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share, subject to anti-dilution adjustments. If the warrant was fully exercised, Hilltop would beneficially own 24.4% of SWS.

Information regarding available for sale securities that were in an unrealized loss position is shown in the following table (dollars in thousands).

	December 31, 2013			December 31, 2012
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
U.S. treasury securities:
Unrealized loss for less than twelve months	6	$12,748	$238	2	$2,427	$2
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	6	12,748	238	2	2,427	2
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	35	526,817	45,274	14	236,305	314
Unrealized loss for twelve months or longer	5	90,931	10,454	—	—	—
	40	617,748	55,728	14	236,305	314
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	2	2,194	54	7	12,279	70
Unrealized loss for twelve months or longer	3	9,309	529	—	—	—
	5	11,503	583	7	12,279	70
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	7	84,054	4,320	8	38,887	79
Unrealized loss for twelve months or longer	2	4,995	70	—	—	—
	9	89,049	4,390	8	38,887	79
Corporate debt securities:
Unrealized loss for less than twelve months	7	10,754	378	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	7	10,754	378	—	—	—
States and political subdivisions:
Unrealized loss for less than twelve months	196	127,127	6,508	225	156,664	2,138
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	196	127,127	6,508	225	156,664	2,138
Total available for sale:
Unrealized loss for less than twelve months	253	763,694	56,772	256	446,562	2,603
Unrealized loss for twelve months or longer	10	105,235	11,053	—	—	—
	263	$868,929	$67,825	256	$446,562	$2,603

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During 2013, 2012 and 2011, the Company did not record any other-than-temporary impairments. While all of the investments are monitored for potential other-than-temporary impairment, the Company’s analysis and experience indicate that these available for sale investments generally do not present a great risk of other-than-temporary-impairment, as fair value should recover over time. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend, nor is it likely that the Company will be required, to sell these securities before the recovery of the cost basis. Therefore, management does not believe any other-than-temporary impairments exist at December 31, 2013.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities and the available for sale warrant, at December 31, 2013 are shown by contractual maturity below (in thousands).

	Amortized
	Cost	Fair Value
Due in one year or less	$125,804	$125,881
Due after one year through five years	115,950	125,245
Due after five years through ten years	70,173	70,280
Due after ten years	727,671	666,206
	1,039,598	987,612

Residential mortgage-backed securities	59,936	60,087
Collateralized mortgage obligations	124,502	120,461
Commercial mortgage-backed securities	691	760
	$1,224,727	$1,168,920

The Company realized net losses from its trading securities portfolio of $2.8 million and $0.7 million during the year ended December 31, 2013 and the month of December 31, 2012, respectively, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $1.0 billion and $635.2 million (with a fair value of $938.1 million and $633.4 million) at December 31, 2013 and 2012, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

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

At December 31, 2013 and 2012, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.4 million and $9.3 million, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. The non-covered loan portfolio at December 31, 2013 includes loans acquired as a part of the FNB Transaction totaling $53.4 million, of which $7.2 million are categorized as non-covered PCI loans. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	December 31,
	2013	2012
Commercial and industrial	$1,637,266	$1,660,293
Real estate	1,457,253	1,184,914
Construction and land development	364,551	280,483
Consumer	55,576	26,706
	3,514,646	3,152,396
Allowance for non-covered loan losses	(33,241)	(3,409)
Total non-covered loans, net of allowance	$3,481,405	$3,148,987

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

In connection with the PlainsCapital Merger and the FNB Transaction, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of the non-covered PCI loans (in thousands).

	December 31,
	2013	2012
Carrying amount	$100,392	$166,780
Outstanding balance	141,983	222,674

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Year Ended	Month Ended
	December 31, 2013	December 31, 2012
Balance, beginning of period	$17,553	$18,427
Additions	622	—
Increases in expected cash flows	18,793	—
Disposals of loans	(3,692)	(22)
Accretion	(15,675)	(852)
Balance, end of period	$17,601	$17,553

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Non-covered impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.

Non-covered PCI loans are summarized by class in the following tables (in thousands). In addition to the non-covered PCI loans, there were $4.1 million of additional non-covered impaired loans at December 31, 2013. There were no impaired loans at December 31, 2012 other than PCI loans.

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2013	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$60,309	$19,280	$16,092	$35,372	$2,705
Unsecured	11,772	240	1,204	1,444	15
Real estate:
Secured by commercial properties	49,306	20,185	16,070	36,255	339
Secured by residential properties	5,013	1,347	1,648	2,995	39
Construction and land development:
Residential construction loans	33	—	—	—	—
Commercial construction loans and land development	48,515	15,225	4,592	19,817	39
Consumer	7,946	4,509	—	4,509	—
	$182,894	$60,786	$39,606	$100,392	$3,137

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded
December 31, 2012	Principal Balance	No Allowance	Allowance	Investment
Commercial and industrial:
Secured	$102,642	$67,967	$—	$67,967
Unsecured	17,133	3,419	—	3,419
Real estate:
Secured by commercial properties	70,284	55,519	—	55,519
Secured by residential properties	10,164	6,728	—	6,728
Construction and land development:
Residential construction loans	1,137	708	—	708
Commercial construction loans and land development	60,425	32,362	—	32,362
Consumer	92	77	—	77
	$261,877	$166,780	$—	$166,780

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Average investment in non-covered PCI loans for the year ended December 31, 2013 is summarized by class in the following table (in thousands).

Commercial and industrial:
Secured	$51,670
Unsecured	2,432
Real estate:
Secured by commercial properties	45,887
Secured by residential properties	4,862
Construction and land development:
Residential construction loans	354
Commercial construction loans and land development	26,090
Consumer	2,293
$133,588

Non-covered non-accrual loans at December 31, 2013, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

Commercial and industrial:
Secured	$15,430
Unsecured	1,300
Real estate:
Secured by commercial properties	2,638
Secured by residential properties	398
Construction and land development:
Residential construction loans	—
Commercial construction loans and land development	112
Consumer	—
$19,878

At December 31, 2013, non-covered non-accrual loans included non-covered PCI loans of $15.8 million for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. All non-covered PCI loans at December 31, 2012 were considered to be performing due to the application of the accretion method. In addition to the non-covered non-accrual loans in the table above, $3.5 million and $1.8 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at December 31, 2013 and 2012, respectively.

Interest income recorded on accruing impaired loans was $17.7 million and $0.9 million for the year ended December 31, 2013 and the month ended December 31, 2012, respectively. Interest income recorded on non-accrual loans in 2013 and 2012 was nominal.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information regarding TDRs granted is shown in the following table (in thousands). All TDRs granted relate to non-covered PCI loans. There were no TDRs granted during the month ended December 31, 2012. At December 31, 2013, the Bank had $0.5 million in unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Year ended December 31, 2013	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$10,390	$10,390
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	279	279
Secured by residential properties	—	—	777	777
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$11,446	$11,446

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2013	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$2,171	$277	$1,354	$3,802	$1,492,793	$35,372	$1,531,967	$272
Unsecured	333	9	60	402	103,453	1,444	105,299	59
Real estate:
Secured by commercial properties	192	—	132	324	1,011,085	36,255	1,047,664	—
Secured by residential properties	1,045	36	203	1,284	405,310	2,995	409,589	203
Construction and land development:
Residential construction loans	415	—	—	415	64,664	—	65,079	—
Commercial construction loans and land development	41	881	112	1,034	278,621	19,817	299,472	—
Consumer	201	60	—	261	50,806	4,509	55,576	—
	$4,398	$1,263	$1,861	$7,522	$3,406,732	$100,392	$3,514,646	$534

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2012	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$7,844	$348	$2,131	$10,323	$1,473,242	$67,967	$1,551,532	$2,000
Unsecured	3	—	—	3	105,339	3,419	108,761	—
Real estate:
Secured by commercial properties	714	—	—	714	868,070	55,519	924,303	—
Secured by residential properties	755	101	—	856	253,027	6,728	260,611	—
Construction and land development:
Residential construction loans	—	—	—	—	47,461	708	48,169	—
Commercial construction loans and land development	63	—	—	63	199,889	32,362	232,314	—
Consumer	84	—	—	84	26,545	77	26,706	—
	$9,463	$449	$2,131	$12,043	$2,973,573	$166,780	$3,152,396	$2,000

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

December 31, 2013	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,450,734	$16,840	$29,021	$35,372	$1,531,967
Unsecured	103,674	12	169	1,444	105,299
Real estate:
Secured by commercial properties	1,005,578	4,436	1,395	36,255	1,047,664
Secured by residential properties	401,110	—	5,484	2,995	409,589
Construction and land development:
Residential construction loans	65,079	—	—	—	65,079
Commercial construction loans and land development	275,808	3,384	463	19,817	299,472
Consumer	51,052	1	14	4,509	55,576
	$3,353,035	$24,673	$36,546	$100,392	$3,514,646

December 31, 2012	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,476,420	$2,515	$4,630	$67,967	$1,551,532
Unsecured	105,142	200	—	3,419	108,761
Real estate:
Secured by commercial properties	868,784	—	—	55,519	924,303
Secured by residential properties	253,883	—	—	6,728	260,611
Construction and land development:
Residential construction loans	47,461	—	—	708	48,169
Commercial construction loans and land development	199,952	—	—	32,362	232,314
Consumer	26,629	—	—	77	26,706
	$2,978,271	$2,715	$4,630	$166,780	$3,152,396

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans. Management has responsibility for determining the level of the allowance for loan losses, subject to review by the Audit Committee of the Company’s board of directors and the Loan Review Committee of the Bank’s board of directors.

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that the Company will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan or portion thereof is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses. Any subsequent recovery of charged-off loans is added back to the allowance for loan losses. Commencing with the PlainsCapital Merger on November 30, 2012, the Bank’s loan portfolio is designated into two populations: acquired loans and originated loans. The allowance for loan losses is calculated separately for the acquired and originated loans.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Originated Loans

The Company has developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic. Impaired loans that are equal to or greater than $0.5 million are individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in the estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss experience by loan portfolio segment adjusted for changes in trends, conditions, and other relevant factors that affect repayment of loans as of the evaluation date. While historical loss experience provides a reasonable starting point for the analysis, historical losses, or recent trends in losses, are not the sole basis upon which to determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to: changes in lending policies and procedures; changes in underwriting standards; changes in economic and business conditions and developments that affect the collectability of the portfolio; the condition of various market segments; changes in the nature and volume of the portfolio and in the terms of loans; changes in lending management and staff; changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; changes in the loan review system; changes in the value of underlying collateral for collateral-dependent loans; and any concentrations of credit and changes in the level of such concentrations.

The loan review program is designed to identify and monitor problem loans by maintaining a credit grading process, requiring that timely and appropriate changes be made to reviewed loans and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impaired status when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem.

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At December 31, 2013 and 2012, there were no material delinquencies in these types of loans.

Acquired Loans

Loans acquired in a business combination are recorded at their estimated fair value on their purchase date and with no carryover of the related allowance for loan losses. Loans without evidence of credit impairment at acquisition are subsequently evaluated for any required allowance at each reporting date. An allowance for loan losses is calculated using a methodology similar to that described above for originated loans. The allowance as determined for each loan collateral type is compared to the remaining fair value discount for that loan collateral type. If greater, the excess is recognized as an addition to the allowance through a provision for loan losses. If less than the discount, no additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan and once the discount is depleted, losses are applied against the allowance established for that loan.

PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in the FNB Transaction are accounted for both in pools and at the individual loan level. Cash flows expected to be collected are recast quarterly for each loan or pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. If expected cash flows for a loan or pool decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan or pool increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The allowance is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Year ended December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,845	$977	$582	$5	$3,409
Provision charged to operations	20,940	7,281	7,634	238	36,093
Loans charged off	(9,359)	(209)	(524)	(216)	(10,308)
Recoveries on charged off loans	3,439	282	265	61	4,047
Balance, end of period	$16,865	$8,331	$7,957	$88	$33,241

	Commercial and		Construction and
Month ended December 31, 2012	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$—	$—	$—	$—	$—
Provision charged to operations	2,236	977	582	5	3,800
Loans charged off	(391)	—	—	—	(391)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$1,845	$977	$582	$5	$3,409

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$2,273	$373	$112	$—	$2,758
Loans collectively evaluated for impairment	1,598,177	1,417,630	344,622	51,067	3,411,496
PCI Loans	36,816	39,250	19,817	4,509	100,392
	$1,637,266	$1,457,253	$364,551	$55,576	$3,514,646

	Commercial and		Construction and
December 31, 2012	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,588,907	1,122,667	247,413	26,629	2,985,616
PCI Loans	71,386	62,247	33,070	77	166,780
	$1,660,293	$1,184,914	$280,483	$26,706	$3,152,396

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	13,724	7,953	7,918	88	29,683
PCI Loans	2,720	378	39	—	3,137
	$16,865	$8,331	$7,957	$88	$33,241

	Commercial and		Construction and
December 31, 2012	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,845	977	582	5	3,409
PCI Loans	—	—	—	—	—
	$1,845	$977	$582	$5	$3,409

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Covered Assets and Indemnification Asset

As discussed in Note 2 to the consolidated financial statements, the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of FNB in an FDIC-assisted transaction on September 13, 2013. As part of the loss-share agreements entered into by the Bank with the FDIC in connection therewith, the Bank and the FDIC agreed to share the losses on loans and OREO covered under the agreements. The asset arising from the loss-share agreements, which we refer to as the “FDIC Indemnification Asset,” is measured separately from the covered loan portfolio because the agreements are not contractually embedded in the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

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

Covered Loans and Allowance for Covered Loan Losses

Loans acquired in a FDIC-assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in the consolidated balance sheets. Covered loans are reported exclusive of the cash flow reimbursements that may be received from the FDIC.

Based on purchase date valuations, the Bank’s portfolio of acquired covered loans had a fair value of $1.1 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses. Acquired covered loans were preliminarily segregated between those considered to be PCI loans and those without credit impairment at acquisition.

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

The following table presents the carrying value of the covered loans summarized by portfolio segment at December 31, 2013 (in thousands).

Commercial and industrial	$66,943
Real estate	787,982
Construction and land development	151,444
Consumer	—
Total covered loans	1,006,369
Allowance for covered loans	(1,061)
Total covered loans, net of allowance	$1,005,308

The following table presents the carrying value and the outstanding balance of the covered PCI loans at December 31, 2013 (in thousands).

Carrying amount	$729,156
Outstanding balance	1,022,514

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Changes in the accretable yield for the covered PCI loans for the period from September 14, 2013 through December 31, 2013 were as follows (in thousands).

Balance, beginning of year	$—
Additions	167,974
Reclassifications from nonaccretable difference	3,492
Disposals of loans	4,407
Accretion	(19,325)
Balance, end of year	$156,548

Covered PCI loans at December 31, 2013 are summarized by class in the following table (in thousands). In addition to the covered PCI loans, there were $0.9 million of additional covered impaired loans at December 31, 2013.

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$43,867	$28,520	$—	$28,520	$—
Unsecured	16,280	9,008	882	9,890	882
Real estate:
Secured by commercial properties	528,785	365,306	—	365,306	—
Secured by residential properties	288,859	199,372	—	199,372	—
Construction and land development:
Residential construction loans	8,341	4,705	—	4,705	—
Commercial construction loans and land development	183,117	121,363	—	121,363	—
Consumer	—	—	—	—	—
	$1,069,249	$728,274	$882	$729,156	$882

Average investment in covered PCI loans for the year ended December 31, 2013 is summarized by class in the following table (in thousands).

Commercial and industrial:
Secured	$14,260
Unsecured	4,945
Real estate:
Secured by commercial properties	182,653
Secured by residential properties	99,686
Construction and land development:
Residential construction loans	2,353
Commercial construction loans and land development	60,682
Consumer	—
$364,579

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Covered non-accrual loans at December 31, 2013, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

Commercial and industrial:
Secured	$91
Unsecured	882
Real estate:
Secured by commercial properties	40
Secured by residential properties	209
Construction and land development:
Residential construction loans	575
Commercial construction loans and land development	—
Consumer	—
$1,797

Interest income recorded on non-accrual covered loans during 2013 was nominal. All covered PCI loans are considered to be performing due to the application of the accretion method. Additionally, no acquired covered performing loans have been modified in a TDR.

An analysis of the aging of the Bank’s covered loan portfolio at December 31, 2013 is shown in the following table (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$3,904	$10	$81	$3,995	$20,918	$28,520	$53,433	$—
Unsecured	10	259	—	269	3,351	9,890	13,510	—
Real estate:
Secured by commercial properties	999	—	40	1,039	53,104	365,306	419,449	—
Secured by residential properties	1,679	678	209	2,566	166,595	199,372	368,533	—
Construction and land development:
Residential construction loans	1,861	—	576	2,437	5,026	4,705	12,168	—
Commercial construction loans and land development	244	20	—	264	17,649	121,363	139,276	—
Consumer	—	—	—	—	—	—	—	—
	$8,697	$967	$906	$10,570	$266,643	$729,156	$1,006,369	$—

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following table presents the internal risk grades of covered loans in the portfolio at December 31, 2013 by class (in thousands).

	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$24,152	$—	$761	$28,520	$53,433
Unsecured	3,040	—	580	9,890	13,510
Real estate:
Secured by commercial properties	48,667	3,310	2,166	365,306	419,449
Secured by residential properties	166,115	—	3,046	199,372	368,533
Construction and land development:
Residential construction loans	6,087	—	1,376	4,705	12,168
Commercial construction loans and land development	17,806	—	107	121,363	139,276
Consumer	—	—	—	—	—
	$265,867	$3,310	$8,036	$729,156	$1,006,369

The Bank’s impairment methodology for the covered loans is consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. To the extent there is experienced or projected credit deterioration on the acquired

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Changes in the allowance for covered loan losses for the period from September 14, 2013 through December 31, 2013, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Balance, September 14, 2013	$—	$—	$—	$—	$—
Provision charged to operations	1,057	8	—	—	1,065
Loans charged off	(4)	—	—	—	(4)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$1,053	$8	$—	$—	$1,061

At December 31, 2013, the covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	28,533	223,304	25,376	—	277,213
PCI Loans	38,410	564,678	126,068	—	729,156
	$66,943	$787,982	$151,444	$—	$1,006,369

At December 31, 2013, the allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	171	8	—	—	179
PCI Loans	882	—	—	—	882
	$1,053	$8	$—	$—	$1,061

Covered Other Real Estate Owned

A summary of the activity in covered OREO for the period from September 14, 2013 through December 31, 2013 is as follows (in thousands).

Balance, September 14, 2013	$135,187
Additions to covered OREO	19,185
Dispositions of covered OREO	(11,539)
Valuation adjustments in the period	—
Balance, end of period	$142,833

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset for the period from September 14, 2013 through December 31, 2013 is as follows (in thousands).

Balance, September 14, 2013	$185,680
FDIC Indemnification Asset accretion (amortization)	1,699
Transfers to due from FDIC and other	912
Balance, end of period	$188,291

7. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2013	2012
Cash on hand	$59,451	$20,201
Clearings and collection items	64,193	95,424
Deposits at Federal Reserve Bank	364,709	312,667
Deposits at Federal Home Loan Bank	1,500	1,499
Deposits in FDIC-insured institutions	223,246	292,248
	$713,099	$722,039

The amounts above include interest-bearing deposits of $565.3 million and $581.2 million at December 31, 2013 and 2012, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2013.

8. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2013	2012
Land and premises	$121,211	$48,902
Furniture and equipment	105,406	66,182
	226,617	115,084
Less accumulated depreciation and amortization	(28,149)	(3,703)
	$198,468	$111,381

The amounts shown above include assets recorded under capital leases of $7.1 million and $7.7 million, net of accumulated amortization of $0.6 million and $0.1 million at December 31, 2013 and 2012, respectively.

Occupancy expense was reduced by rental income of $1.8 million and $0.1 million in 2013 and 2012, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of capital leases, amounted to $24.8 million, $1.9 million and $1.7 million in 2013, 2012 and 2011, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Goodwill and Other Intangible Assets

The carrying amount of goodwill was $251.8 million and $253.8 million at December 31, 2013 and 2012, respectively. As discussed in Note 2 to the consolidated financial statements, the Company initially recorded $230.1 million of goodwill in connection with the PlainsCapital Merger, and used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. The amount of goodwill recorded in connection with the PlainsCapital Merger is not deductible for tax purposes. During the three months ended March 31, 2013, the Company reduced goodwill related to the PlainsCapital Merger by $2.0 million for a purchase accounting adjustment related to the valuation of a capital lease obligation. The Company made no further adjustments to its purchase price allocation.

Other intangible assets of $70.9 million and $77.7 million at December 31, 2013 and 2012, respectively, include an indefinite lived intangible asset with an estimated fair value of $3.0 million related to state licenses acquired as a part of the NLC acquisition in January 2007.

The Company tests goodwill and other intangible assets having an indefinite useful life for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the reporting unit level, which is one level below an operating segment. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The Company performs required annual impairment tests of its goodwill and other intangible assets as of October 1st for each of its reporting units.

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

At October 1, 2013, the Company determined that the estimated fair value of each of its reporting units exceeded its carrying value and therefore the second step as described above was not performed. Based on this evaluation, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable at December 31, 2013.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated	Gross		Net
	Useful Life	Intangible	Accumulated	Intangible
December 31, 2013	(Years)	Assets	Amortization	Assets
Core deposits	7-12	$38,770	$(6,159)	$32,611
Trademarks and trade names	10-20	20,000	(2,589)	17,411
Noncompete agreements	4-6	11,650	(2,492)	9,158
Customer contracts and relationships	8-12	14,100	(6,210)	7,890
Agent relationships	13	3,600	(2,749)	851
		$88,120	$(20,199)	$67,921

	Estimated	Gross		Net
	Useful Life	Intangible	Accumulated	Intangible
December 31, 2012	(Years)	Assets	Amortization	Assets
Core deposits	10-12	$34,500	$(452)	$34,048
Trademarks and trade names	10-20	20,000	(1,487)	18,513
Noncompete agreements	4-6	11,650	(192)	11,458
Customer contracts and relationships	8-12	14,100	(4,515)	9,585
Agent relationships	13	3,600	(2,466)	1,134
Technology	5	1,500	(1,500)	—
		$85,350	$(10,612)	$74,738

Amortization expense related to intangible assets during 2013, 2012 and 2011 was $11.1 million, $2.0 million and $1.5 million, respectively.

The estimated aggregate future amortization expense for intangible assets at December 31, 2013 is as follows (in thousands).

2014	$11,138
2015	10,300
2016	9,372
2017	7,546
2018	6,607
Thereafter	22,958
$67,921

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Mortgage Servicing Rights

The following table presents the change in fair value of the Company’s MSR (dollars in thousands).

	Year Ended	Month Ended
	December 31, 2013	December 31, 2012
Balance, beginning of period	$2,080	$—
Additions	13,886	2,204
Sales	—	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	4,782	(51)
Due to customer payments	(599)	(73)
Balance, end of period	$20,149	$2,080

Mortgage loans serviced for others	$1,965,883	$352,753
MSR as a percentage of serviced mortgage loans	1.02%	0.59%

(1) Principally represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates.

The key assumptions used in measuring the fair value of the Company’s MSR were as follows.

	Year Ended	Month Ended
	December 31, 2013	December 31, 2012
Weighted average constant prepayment rate	9.72%	15.71%
Weighted average discount rate	12.37%	20.67%
Weighted average life (in years)	7.6	5.7

A sensitivity analysis of the fair value of the Company’s MSR to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2013	2012
Constant prepayment rate:
Impact of 10% adverse change	$(601)	$(80)
Impact of 20% adverse change	(1,170)	(155)
Discount rate:
Impact of 100 basis point adverse change	(631)	(34)
Impact of 200 basis point adverse change	(1,236)	(66)

The sensitivity analysis presents the hypothetical effect on fair value of the MSR. The effect of such hypothetical change in assumptions generally cannot be extrapolated because the relationship of the change in one key assumption to the change in the fair value of the MSR is not linear. In addition, in the analysis, the impact of an adverse change in one key assumption is calculated independent of any impact on other assumptions. In reality, changes in one assumption may change another assumption.

During the year ended December 31, 2013 and the month ended December 31, 2012, contractually specified servicing fees, late fees and ancillary fees earned of $3.2 million and $0.4 million, respectively, were included in other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2013	2012
Noninterest-bearing demand	$409,334	$323,367
Interest-bearing:
NOW accounts	202,910	106,562
Money market	3,122,780	2,357,109
Brokered - money market	276,760	263,193
Demand	47,636	75,308
Savings	357,325	180,367
Time	2,110,947	1,175,432
Brokered - time	194,327	219,123
	$6,722,019	$4,700,461

The significant increase in deposits at December 31, 2013 as compared to December 31, 2012 is primarily due to the inclusion of $2.2 billion of deposits assumed as a part of the FNB Transaction.

At December 31, 2013, the scheduled maturities of interest-bearing time deposits are as follows (in thousands).

2014	$1,690,804
2015	333,193
2016	122,654
2017	122,988
2018 and thereafter	35,635
$2,305,274

12. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2013	2012
Federal funds purchased	$137,225	$269,625
Securities sold under agreements to repurchase	107,462	85,725
Federal Home Loan Bank notes	—	250,000
Short-term bank loans	97,400	122,900
	$342,087	$728,250

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand, or on some other short-term basis. The Bank and FSC execute transactions to sell securities under agreements to repurchase with both customers and broker-dealers. Securities involved in these transactions are held by the Bank, FSC or the dealer.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information concerning federal funds purchased and securities sold under agreements to repurchase is shown in the following table (dollars in thousands).

	Year Ended	Month Ended
	December 31, 2013	December 31, 2012
Average balance during the period	$281,067	$277,470
Average interest rate during the period	0.19%	0.25%
Maximum month-end balance during the period	$415,730	$355,350

	December 31,
	2013	2012
Average interest rate at end of period	0.16%	0.22%
Securities underlying the agreements at end of period
Carrying value	$144,991	$122,153
Estimated fair value	$138,719	$122,435

Federal Home Loan Bank (“FHLB”) notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. At December 31, 2013, the Bank had available collateral of $1.7 billion, substantially all of which was blanket collateral. Other information regarding FHLB notes is shown in the following tables (dollars in thousands).

	Year Ended	Month Ended
	December 31, 2013	December 31, 2012
Average balance during the period	$106,415	$301,613
Average interest rate during the period	0.13%	0.14%
Maximum month-end balance during the period	$525,000	$250,000

	December 31,
	2013	2012
Average interest rate at end of period	—	0.07%

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at December 31, 2013 and 2012 was 1.15% and 1.16%, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2013	2012
Senior exchangeable notes due 2025, 7.50% per annum	$—	$83,950
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (4.35% at December 31, 2013) with interest payable quarterly	10,000	10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (4.30% at December 31, 2013) with interest payable quarterly	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (4.30% at December 31, 2013) with interest payable quarterly	7,500	7,500
First Southwest nonrecourse notes, due January 2035 with interest payable quarterly	6,827	10,089
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (3.65% at December 31, 2013) with interest payable quarterly	20,000	20,000
Insurance company line of credit due September 2014, 3.25% plus a calculated index rate (4.00% at December 31, 2013) with interest payable quarterly	2,000	—
	$56,327	$141,539

Senior Exchangeable Notes Due 2025

In August 2005, HTH Operating Partnership LP, a wholly owned subsidiary of Hilltop (“OP”), entered into an Indenture under which OP issued $96.6 million aggregate principal amount of 7.5% Senior Exchangeable Notes due 2025, or the Notes, to qualified institutional buyers in a private transaction. On October 15, 2013, OP called for redemption all outstanding Notes on November 14, 2013 (the “Redemption Date”). The outstanding Notes at October 15, 2013 of $90.9 million, including $6.9 million aggregate principal amount held by the Company’s insurance company subsidiaries, were redeemed at a redemption price equal to the principal amount of the Notes, plus accrued and unpaid interest up to, but excluding, the Redemption Date. At any time prior to the Redemption Date, holders of the Notes could exchange the Notes for shares of Hilltop common stock at the rate of 73.94998 shares per $1,000 principal amount of the Notes (or approximately $13.52 per share). In lieu of delivery of Hilltop common stock upon the exercise by a holder of its exchange right, OP could elect to pay such holder of the Notes an amount in cash (or a combination of Hilltop common stock and cash) in respect of all or a portion of such holder’s Notes equal to the closing price of Hilltop’s common stock for the five consecutive trading days commencing on and including the third business day following the exercise of such exchange right. As of the closing of the redemption, the Notes held by third party investors were exchanged for 6,208,005 shares of Hilltop common stock and an aggregate cash payment of $11.1 million was made in exchange for the Notes held by the Company’s insurance company subsidiaries.

The Notes were senior unsecured obligations of OP and were exchangeable, at the option of the holders, into shares of Hilltop common stock at an initial exchange rate of 69.8812 shares per $1,000 principal amount of the Notes (equal to an initial exchange price of approximately $14.31 per share), subject to adjustment and, in the event of specified corporate transactions involving Hilltop or OP, an additional make-whole premium. Upon exchange, OP had the option to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The Notes were treated as a combined instrument at the date of issuance and not bifurcated to separately account for any embedded derivative instruments principally because, in accordance with ASC 815, Derivatives and Hedging, (i) the conversion feature is indexed to Hilltop’s common stock and would be classified in stockholders’ equity if it were a freestanding derivative and (ii) the put and call option features were clearly and closely related to the Notes at fixed conversion amounts.

According to the terms of the Notes, their initial exchange rate was adjustable for certain events, including the issuance to all holders of Hilltop common stock of rights entitling them to purchase Hilltop common stock at less than their current market price. Accordingly, as a result of a rights offering in January 2007, in which all holders of Hilltop common stock were offered the right to purchase shares at $8.00 per share, the initial exchange rate of the Notes was adjusted to 73.94998 shares per $1,000 principal amount of the Notes (equal to an exchange rate of $13.52 per share).

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In November 2011, Hilltop’s insurance company subsidiaries purchased $6.9 million, par value, of the Notes in open market transactions at an average cost of 107.26% of par.

On October 15, 2013, Hilltop entered into a First Supplemental Indenture pursuant to which Hilltop guaranteed the obligations of OP under the Indenture.

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

The NLIC, ASIC and Insurance Company loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants at December 31, 2013.

NLC has entered into an indenture relating to the NLIC, ASIC and Insurance Company notes payable which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of its equity securities and (ii) if NLC’s ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Exchange Act), then each holder of the notes governed by such indenture has the right to require that NLC purchase such holder’s notes in whole or in part at a price equal to 100% of the outstanding principal amount.

First Southwest Nonrecourse Notes

In 2005, First Southwest participated in a monetization of future cash flows totaling $95.3 million from several tobacco companies owed to a law firm under a settlement agreement (“Fee Award”). In connection with the transaction, a special purpose entity that is consolidated with First Southwest issued $30.3 million of nonrecourse notes to finance the purchase of the Fee Award, to establish a reserve account and to fund issuance costs. Cash flows from the settlement are the sole source of payment for the notes. The notes carry an interest rate of 8.58% that can increase to 10.08% under certain credit conditions.

Insurance Company Line of Credit

The Company’s insurance subsidiary has a line of credit with a financial institution which allows for borrowings by NLC of up to $5.0 million and is collateralized by substantially all of NLC’s assets. The line of credit bears interest equal to 3.25% plus a calculated index rate (4.00% at December 31, 2013), which is due quarterly. This line is scheduled to mature in September 2014.

Principal Maturities

At December 31, 2013, notes payable outstanding of $56.3 million includes scheduled maturities of $2.0 million during 2014 and $54.3 million during 2033 and thereafter.

14. Junior Subordinated Debentures and Trust Preferred Securities

PlainsCapital has four statutory Trusts, three of which were formed under the laws of the state of Connecticut and one of which, PCC Statutory Trust IV, was formed under the laws of the state of Delaware. The Trusts were created for the sole purpose of issuing and selling preferred securities and common securities, using the resulting proceeds to acquire junior subordinated debentures issued by PlainsCapital (the “Debentures”). Accordingly, the Debentures are the sole assets of the Trusts, and payments under the Debentures are the sole revenue of the Trusts. All of the common securities are owned by PlainsCapital; however, PlainsCapital is not the primary beneficiary of the Trusts. Accordingly, the Trusts are not included in PlainsCapital’s consolidated financial statements.

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

The stated term of the Debentures is 30 years with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2013 was 3.47%. The term, rate and other features of the preferred securities are the same as the Debentures. PlainsCapital’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee of the Trust’s obligations under the preferred securities.

15. Income Taxes

The significant components of the income tax provision (benefit) are as follows (in thousands).

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$51,441	$4,346	$(966)
State	3,414	935	—
	54,855	5,281	(966)
Deferred:
Federal	14,573	(5,649)	(4,043)
State	1,256	(777)	—
	15,829	(6,426)	(4,043)
	$70,684	$(1,145)	$(5,009)

The income tax provision (benefit) differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2013	2012	2011
Computed tax at federal statutory rate	$69,088	$(2,185)	$(4,039)
Tax effect of:
Life insurance	(114)	(18)	—
Tax-exempt income, net	(2,042)	(151)	—
State income taxes	3,035	103	—
Nondeductible expenses	2,363	352	(970)
Minority interest	(479)	(174)	—
Nondeductible transaction costs	—	1,151	—
Prior year return to provision adjustment	(1,141)	(150)	—
Other	(26)	(73)	—
	$70,684	$(1,145)	$(5,009)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheet are as follows (in thousands).

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforward	$15,919	$16,377
Covered loans	47,770	—
Purchase accounting adjustment - loans	27,997	50,752
Allowance for loan losses	12,383	1,235
Compensation and benefits	16,946	15,246
Indemnification agreements	8,308	8,242
Foreclosed property	13,589	3,701
Net unrealized change in securities	19,428	—
Other	16,216	12,916
	178,556	108,469

Deferred tax liabilities:
Premises and equipment	13,269	10,109
FDIC Indemnification Asset	67,841	—
Intangible assets	22,708	30,068
Derivatives	9,428	12,213
Net unrealized change in securities	—	4,337
Loan servicing	7,480	774
Other	17,972	17,935
	138,698	75,436
Net deferred tax asset	$39,858	$33,033

At December 31, 2013 and 2012, the Company had net operating loss carryforwards for Federal income tax purposes of $45.5 million and $46.8 million, respectively. The net operating loss carryforwards are subject to separate return limitations on their usage. These net operating loss carry-forwards expire in 2023 and later years. The net operating loss carry-forwards for alternative minimum Federal income taxes generally are limited to offsetting 90% of the alternative minimum taxable earnings for a taxable year. The Company expects to realize its current deferred tax assets, including these net operating loss carryforwards, through the implementation of certain tax planning strategies surrounding the PlainsCapital Merger, core earnings, and reversal of timing differences. Therefore, the Company has no valuation allowance on its deferred tax assets at December 31, 2013 or 2012.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. There were no uncertain tax positions at December 31, 2013 and 2012. The Company does not anticipate any significant liabilities for uncertain tax positions to arise in the next twelve months.

The Company files income tax returns in U.S. federal and several U.S. state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. Excluding those entities acquired as a part of the PlainsCapital Merger, the Company has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2010, and is under no federal or state tax audits at December 31, 2013. PlainsCapital has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2010, and is under no federal or state tax audits at December 31, 2013.

For the majority of tax jurisdictions, the Company is no longer subject to federal, state or local income tax examinations by tax authorities for years prior to 2010.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions to the plan based on entity-specific factors including the level of normal operating earnings and the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for this matching contribution totaled $6.2 million, $0.7 million and $0.2 million during 2013, 2012 and 2011, respectively.

In connection with the PlainsCapital Merger, PlainsCapital is in the process of terminating its employee stock ownership plan (“ESOP”) and distributing the assets held by the ESOP (consisting of cash and shares of Hilltop common stock) to ESOP participants.

Effective upon the completion of the PlainsCapital Merger, the Company recorded a liability of $8.9 million associated with separate retention agreements entered into between Hilltop and two executive officers of PlainsCapital.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2013 and 2012, the carrying value of the policies included in other assets was $24.5 million and $24.1 million, respectively. For the year ended December 31, 2013 and the month ended December 31, 2012, the Bank recorded income of $0.4 million and $0.1 million, respectively, related to the policies that was reported in other noninterest income within the consolidated statement of operations.

17. Related Party Transactions

Pursuant to a Management Services Agreement, as amended, Diamond A Administration Company LLC, or Diamond A, an affiliate of Gerald J. Ford, the current Chairman of the Board of Hilltop and the beneficial owner of 17.2% of Hilltop common stock at December 31, 2013, provided certain management services to the Company, including, among others, financial and acquisition evaluation, and office space to Hilltop. The services and office space were provided at a cost of $91,500 per month, plus reasonable out-of-pocket expenses. The services provided under this agreement include those of Hilltop directors, including Gerald J. Ford, Kenneth Russell and Carl B. Webb. Prior to Jeremy Ford assuming the role of Chief Executive Officer of Hilltop, he provided services to Hilltop under the Management Services Agreement. Hilltop also agreed to indemnify and hold harmless Diamond A for its performance or provision of these services, except for gross negligence and willful misconduct. Further, Diamond A’s maximum aggregate liability for damages under this agreement is limited to the amounts paid to Diamond A under this agreement during twelve months prior to that cause of action. In connection with the PlainsCapital Merger on November 30, 2012, the Management Services Agreement was terminated. However, pursuant to a Sublease Agreement, Diamond A currently provides office space to Hilltop at a cost of $21,478 per month. This Sublease Agreement continues in effect until July 31, 2018 or such earlier date that the base lease expires.

Jeremy B. Ford, a director and the Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P.  Diamond A Financial, L.P. owned 17.2% of the outstanding Hilltop common stock at December 31, 2013. He also is a director and the Secretary of Diamond A Administration Company, LLC, which has provided management services and office space to Hilltop as described the preceding paragraph. Diamond A Administration Company, LLC is owned by Hunter’s Glen/Ford, Ltd., a limited partnership in which a trust for the benefit of Jeremy B. Ford is a 46% limited partner.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $8.0 million and $23.2 million at December 31, 2013 and 2012, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2013, total principal additions were $6.8 million and total principal payments were $8.7 million and reductions due to changes in status as a related party were $13.3 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

At December 31, 2013 and 2012, the Bank held deposits of related parties of $154.0 million and $173.5 million, respectively.

A related party is the lessor in an operating lease with the Bank. The Bank’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $7.5 million.

The Bank purchases loans from a company for which a related party serves as a director, president and chief executive officer. At both December 31, 2013 and 2012, the outstanding balance of the purchased loans was $6.0 million. The loans were purchased with recourse to the company in the ordinary course of business and the related party had no direct financial interest in the transactions.

PlainsCapital Equity, LLC is a limited partner in certain limited partnerships that have received loans from the Bank.  The Bank made those loans in the normal course of business, using underwriting standards and offering terms that are substantially the same as those used or offered to non-affiliated borrowers. At December 31, 2013 and 2012, the Bank had outstanding loans of $3.0 million and $4.2 million, respectively, in which PlainsCapital Equity, LLC had a limited partnership interest. The investment of PlainsCapital Equity, LLC in these limited partnerships was $3.7 million at both December 31, 2013 and 2012.

18. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $7.5 million and $16.0 million at December 31, 2013 and 2012, respectively.

Legal Matters

The Company is subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. The Company evaluates these contingencies based on information currently available, including advice of counsel. The Company establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. Some of the Company’s exposure with respect to loss contingencies may be offset by applicable insurance coverage. In determining the amounts of any accruals or estimates of possible loss contingencies however, the Company does not take into account the availability of insurance coverage. When it is practicable, the Company estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. When the Company is able to estimate such possible losses, and when it estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, the Company is required to make a disclosure of the aggregate estimation. However, as available information changes, the matters for which the Company is able to estimate, as well as the estimates themselves will be adjusted, accordingly.

Assessments of litigation and claims exposures are difficult due to many factors that involve inherent unpredictability. Those factors include the following: the varying stages of the proceedings, particularly in the early stages; unspecified, unsupported, or uncertain damages; damages other than compensatory, such as punitive damages; a matter presenting meaningful legal uncertainties, including novel issues of law; multiple defendants and jurisdictions; whether discovery has begun or not or discovery is not complete; meaningful settlement discussions have not commenced; and whether the claim involves a class action and if so, how the class is defined. As a result of some of these factors, the Company may be unable to estimate reasonably possible losses with respect to some or all of the pending and threatened litigation and claims asserted against the Company. The aggregated estimated amount provided above therefore may not include an estimate for every such matter.

The Company is involved in information-gathering requests and investigations (both formal and informal), as well as reviews, examinations and proceedings (collectively, “Inquiries”) by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding its business, business practices and policies, as well as the conduct of persons with whom it does business. Additional Inquiries will arise from time to time. In connection with those Inquiries, the Company receives document requests, subpoenas and other requests for information. The Inquiries, including those described below, could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on the Company’s consolidated financial position, results of operations or

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in the Company’s business practices, and could result in additional expenses and collateral costs, including reputational damage.

As a part of an industry-wide inquiry, PrimeLending has received a subpoena from the Office of Inspector General of the U. S. Department of Housing and Urban Development regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration. PrimeLending is cooperating with this Inquiry.

While the final outcome of litigation and claims exposures or of any Inquiries is inherently unpredictable, management is currently of the opinion that the outcome of pending and threatened litigation and Inquiries will not have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any of the matters discussed above could be material to the Company’s business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence.

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

An additional reserve has been established for probable investor losses that may have been incurred, but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses. Factors considered in the calculation of this reserve include, but are not limited to, the total volume of loans sold exclusive of specific investor requests, actual investor claim settlements and the severity of estimated losses resulting from future claims, and the mortgage origination segment’s history of successfully curing defects identified in investor claim requests. While the mortgage origination segment’s sales contracts typically include borrower early payment default repurchase provisions, these provisions have not been a primary driver of investor claims to date, and therefore, are not a primary factor considered in the calculation of this reserve.

At December 31, 2013 and 2012, the mortgage origination segment’s indemnification liability reserve totaled $21.1 million and $19.0 million, respectively. The provision for indemnification losses was $3.5 million and $0.4 million during the year ended December 31, 2013 and the month ended December 31, 2012, respectively.

The following tables provide for a roll-forward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims Activity - Origination Loan Balance
	Year Ended	Month Ended
	December 31, 2013	December 31, 2012
Balance, beginning of period	$39,693	$35,217
Claims made	40,001	6,463
Claims resolved with no payment	(17,746)	(1,565)
Repurchases	(6,255)	(422)
Indemnification payments	(3,781)	—
Balance, end of period	$51,912	$39,693

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Indemnification Liability Reserve Activity
	Year Ended	Month Ended
	December 31, 2013	December 31, 2012
Balance, beginning of period	$18,964	$18,544
Additions for new sales	3,539	420
Repurchases	(251)	(31)
Early payment defaults	(528)	(51)
Indemnification payments	(1,003)	—
Change in estimate	400	82
Balance, end of period	$21,121	$18,964

Reserve for Indemnification Liability:
Specific claims	$12,179
Incurred but not reported claims	8,942
Total	$21,121

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

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC, approximately ten years following the Bank Closing Date, if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

As discussed in Note 16 to the consolidated financial statements, effective upon completion of the PlainsCapital Merger, Hilltop entered into separate retention agreements with two executive officers of PlainsCapital, one having an initial term of three years (with automatic one-year renewals at the end of two years and each anniversary thereof) and the other having an initial term of two years (with automatic one-year renewals at the end of the first year and each anniversary thereof). Each of these retention agreements provides for severance pay benefits if the executive officer’s employment is terminated without “cause”.

In addition to these retention agreements, PlainsCapital and its subsidiaries maintain employment contracts with certain executive officers and severance agreements with certain other senior officers that provide severance pay benefits in the event of a “change in control” as defined in these agreements. Each of these agreements will expire on the second anniversary following the effective date of the PlainsCapital Merger. Given that the PlainsCapital Merger constitutes a “change in control” of PlainsCapital, severance pay benefits will be payable if an officer subject to one of these employment or severance agreements is terminated without cause prior to the second anniversary of the effective date of the PlainsCapital Merger. Prior to expiration of these agreements, similar severance pay benefits will be payable in the event of termination of such officer without “cause” following a change in control of Hilltop.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Hilltop and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 15 years and under capital leases with remaining terms of 11 to 15 years. Rental expense under the operating leases was $29.2 million, $2.9 million and $0.5 million in 2013, 2012 and 2011, respectively. Future minimum lease payments under these agreements follow (in thousands).

	Operating Leases	Capital Leases
2014	$25,541	$1,080
2015	22,815	1,090
2016	16,496	1,103
2017	12,019	1,129
2018	11,222	1,167
Thereafter	30,041	9,514
Total minimum lease payments	$118,134	15,083
Amount representing interest		(6,824)
Present value of minimum lease payments		$8,259

19. Financial Instruments with Off-Balance Sheet Risk

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.1 billion at December 31, 2013 and outstanding standby letters of credit of $41.7 million at December 31, 2013.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

20. Stock-Based Compensation

Pursuant to the Hilltop Holdings 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Upon the approval by stockholders and effectiveness of the 2012 Plan in September 2012, no additional awards were permissible under the 2003 Equity Incentive Plan (the “2003 Plan”). In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2013, 3,519,657 shares of common stock remain available for issuance pursuant to the 2012 Plan.

During 2013, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees a total of 471,000 restricted shares of common stock (“Restricted Stock Awards”) pursuant to the 2012 Plan. These Restricted Stock Awards are subject to service conditions set forth in the grant agreements with associated costs recognized on a straight-line basis over the respective vesting periods. The weighted average grant date fair value related to these Restricted Stock Awards was $13.32 per share. At December 31, 2013, unrecognized compensation expense related to these Restricted Stock Awards was $4.9 million, which will be amortized through September 2016. These Restricted Stock Awards provide for accelerated vesting under certain conditions.

During 2013, 2012 and 2011, Hilltop granted 9,343, 5,183 and 5,418 common shares, respectively, to independent members of the Company’s Board of Directors for service rendered to the Company during the respective periods.

Stock options granted on November 2, 2011 to two senior executives pursuant to the 2003 Plan to purchase an aggregate of 600,000 shares of the Company’s common stock (the “Stock Option Awards”) at an exercise price of $7.70 per share were outstanding at December 31, 2013. These Stock Option Awards vest in five equal installments beginning on the grant date, with the remainder vesting on each grant date anniversary through 2015. Compensation expense related to these Stock Option Awards was $0.9 million. At December 31, 2013, unrecognized compensation expense related to these Stock Option Awards was $0.2 million, which will be amortized on a straight-line basis through October 2015. Additionally, these Stock Option Awards expire on November 2, 2016. The fair value for these Stock Option Awards granted was estimated using the Black-Scholes option pricing model with an expected volatility of 25%, a risk-free interest rate of 0.96%, a dividend yield rate of zero, a five-year expected life of the options and a forfeiture rate of 15%.

Compensation expense related to the plans was $1.7 million, $0.5 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

21. Regulatory Matters

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

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Tier 1 capital (to average assets):
Bank	$762,364	9.29%	$328,275	4%	$410,344	5%
Hilltop	1,112,424	12.81%	347,480	4%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	762,364	13.38%	227,984	4%	341,976	6%
Hilltop	1,112,424	18.53%	240,159	4%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	797,771	14.00%	455,968	8%	569,960	10%
Hilltop	1,148,736	19.13%	480,318	8%	N/A	N/A

December 31, 2012
Tier 1 capital (to average assets):
Bank	$542,307	8.84%	$245,495	4%	$306,869	5%
Hilltop	871,379	13.08%	266,514	4%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	542,307	11.83%	183,308	4%	274,961	6%
Hilltop	871,379	17.72%	196,670	4%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	546,598	11.93%	366,615	8%	458,269	10%
Hilltop	875,670	17.81%	393,340	8%	N/A	N/A

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

A reconciliation of equity capital to Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2013		December 31, 2012
	Bank	Hilltop	Bank	Hilltop
Total equity capital	$985,519	$1,311,141	$831,677	$1,144,496
Add:
Minority interests	781	781	2,054	2,054
Trust preferred securities	—	65,000	—	65,000
Net unrealized holding losses on securities available for sale and held in trust	42,901	34,863	1,125	(8,094)
Deduct:
Goodwill and other disallowed intangible assets	(264,822)	(297,174)	(292,341)	(331,508)
Other	(2,015)	(2,187)	(208)	(569)
Tier 1 capital (as defined)	762,364	1,112,424	542,307	871,379
Add: Allowable Tier 2 capital
Allowance for loan losses	35,407	35,407	4,291	4,291
Net unrealized holding losses on equity securities	—	905	—	—
Total capital (as defined)	$797,771	$1,148,736	$546,598	$875,670

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Management continues to evaluate the final Basel III capital rules and their impact, which would apply to reporting periods beginning after January 1, 2015.

Financial Advisory

Pursuant to the net capital requirements of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. At December 31, 2013, FSC had net capital of $74.3 million (the minimum net capital requirement was $3.4 million), net capital maintained by FSC was 43% of aggregate debits, and net capital in excess of the minimum requirement was $70.8 million.

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”) and the Government National Mortgage Association (“GNMA”). On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of December 31, 2013, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

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

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	December 31,
	2013	2012
Capital and surplus:
National Lloyds Insurance Company	$98,602	$94,558
American Summit Insurance Company	26,452	25,761

	Year Ended December 31,
	2013	2012	2011
Statutory net income (loss):
National Lloyds Insurance Company	$3,583	$(3,858)	$(133)
American Summit Insurance Company	521	972	(541)

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2013, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2013, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

22. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2013, $148.7 million of its earnings was available for dividend declaration without prior regulatory approval.

At December 31, 2013, the maximum aggregate dividend that may be paid to NLC from its insurance company subsidiaries in 2014 without regulatory approval is approximately $12.5 million.

Hilltop Series B Preferred Stock

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

As discussed in Note 2, and as a result of the PlainsCapital Merger, each outstanding share of PlainsCapital Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Treasury, was converted into one share of Hilltop Series B Preferred Stock.

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

The terms of the Hilltop Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuated until December 31, 2013 based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank.

The shares of Hilltop Series B Preferred Stock are senior to shares of the Company’s common stock with respect to dividends and liquidation preference, and qualify as Tier 1 Capital for regulatory purposes. At December 31, 2013 and 2012, $114.1 million of Hilltop Series B Preferred Stock was outstanding.

The dividend rate on the Hilltop Series B Preferred Stock was 4.706% at December 31, 2013. From January 1, 2014 until March 26, 2016, the dividend rate is fixed at 5.0% based upon our level of QSBL at September 30, 2013. Beginning March 27, 2016, the dividend rate on any outstanding shares of Hilltop Series B Preferred Stock will be fixed at nine percent (9%) per annum.

As long as shares of Hilltop Series B Preferred Stock remain outstanding, Hilltop may not pay dividends to its common stockholders (nor may Hilltop repurchase or redeem any shares of its common stock) during any quarter in which the Company fails to declare and pay dividends on the Hilltop Series B Preferred Stock and for the next three quarters following such failure. In addition, under the terms of the Hilltop Series B Preferred Stock, Hilltop may only declare and pay dividends on its common stock (or repurchase shares of Hilltop common stock), if, after payment of such dividend, the dollar amount of Hilltop’s Tier 1 capital would be at least ninety percent (90%) of Tier 1 capital as of September 27, 2011, excluding any charge-offs and redemptions of the Hilltop Series B Preferred Stock.

The Company may redeem the Hilltop Series B Preferred Stock at any time at its option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, subject to the approval of the Company’s federal banking regulator.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

23. Other Noninterest Income and Expense

The following tables show the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2013	2012	2011
Other noninterest income:
Revenue from check and stored value cards	$4,250	$275	$—
Net loss from trading securities portfolio	(2,773)	(646)	—
Change in fair value of FSC derivatives	11,427	238	—
Trust fees	5,050	411	—
Service charges on depositor accounts	11,376	724	—
Commission and insurance agency income	2,765	2,159	2,645
Direct bill fees and insurance service fee income	4,613	4,109	4,140
Other	7,962	1,303	—
	$44,670	$8,573	$6,785
Other noninterest expense:
Marketing	$17,257	$2,245	$—
Data processing	17,922	4,033	434
Printing, stationery and supplies	4,583	4,033	—
Funding fees	4,403	735	—
Unreimbursed loan closing costs	30,095	5,944	—
Amortization of intangible assets	11,087	1,986	1,525
Acquisition costs	117	6,570	2,603
Management fees	—	1,025	1,098
Accounting fees	5,455	2,269	852
Other professional services	37,806	5,004	412
Other	59,222	524	2,869
	$187,947	$34,368	$9,793

24. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin. PrimeLending has interest rate risk relative to IRLCs and its inventory of mortgage loans held for sale. PrimeLending is exposed to such rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”). FSC uses forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments produced a net gain of $8.2 million for the year ended December 31, 2013 and a net loss of $5.9 million the month ended December 31, 2012, which were recorded as a component of net gains from sale of loans and other mortgage production income. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale is discussed in Note 3 to the consolidated financial statements. The fair values of FSC’s derivative instruments are recorded in other assets or other liabilities, as appropriate, and

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

changes in the fair values of FSC’s derivatives produced net gains of $11.4 million and $0.2 million for the year ended December 31, 2013 and the month ended December 31, 2012, respectively, which were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	December 31, 2013		December 31, 2012
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$602,467	$12,151	$968,083	$15,150
Commitments to purchase MBSs	236,305	(109)	165,128	466
Interest rate swaps	—	—	1,969	25
Commitments to sell MBSs	1,645,332	11,383	1,586,930	(1,025)
Fee Award Option	20,432	(5,600)	20,432	(4,490)

25. Balance Sheet Offsetting

Certain financial instruments, including resale and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The following tables present the assets and liabilities subject to an enforceable master netting arrangement, repurchase agreements, or similar agreements with offsetting rights (in thousands).

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31,2013
Securities borrowed:
Institutional counterparties	$107,365	$—	$107,365	$(107,365)	$—	$—

Forward MBS sale derivatives:
Institutional counterparties	11,489	(76)	11,413	—	(286)	11,127
	$118,854	$(76)	$118,778	$(107,365)	$(286)	$11,127
December 31,2012
Securities Borrowed:
Institutional counterparties	$103,936	$—	$103,936	$(103,936)	$—	$—
	$103,936	$—	$103,936	$(103,936)	$—	$—

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31,2013
Securities Loaned:
Institutional counterparties	$74,913	$—	$74,913	$(74,913)	$—	$—

Repurchase Agreements:
Customer counterparties	107,462	—	107,462	(107,462)	—	—

Forward MBS Sale Derivatives:
Institutional counterparties	30	—	30	—	(17)	13
	$182,405	$—	$182,405	$(182,375)	$(17)	$13
December 31,2012
Securities Loaned:
Institutional counterparties	$115,102	$—	$115,102	$(115,102)	$—	$—

Repurchase Agreements:
Customer counterparties	85,726	—	85,726	(85,726)	—	—

Forward MBS Sale Derivatives:
Institutional counterparties	2,000	(975)	1,025	—	(249)	776
	$202,828	$(975)	$201,853	$(200,828)	$(249)	$776

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

26. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2013	2012
Receivables:
Securities borrowed	$107,365	$103,936
Securities failed to deliver	7,160	33,045
Clearing organizations	4,698	8,543
Due from dealers	94	40
	$119,317	$145,564

Payables:
Securities loaned	$74,913	$115,102
Correspondents	44,852	41,414
Securities failed to receive	5,523	31,474
Clearing organizations	4,390	—
	$129,678	$187,990

27. Deferred Policy Acquisition Cost

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to the successful issuance of a new or renewal policy incurred by NLC are deferred and charged against income ratably over the terms of the related policies. A summary of the activity in deferred policy acquisition costs is as follows (in thousands).

	Year Ended December 31,
	2013	2012
Balance, beginning of year	$19,812	$19,182
Acquisition expenses capitalized	41,771	39,387
Amortization charged to income	(40,592)	(38,757)
Balance, end of year	$20,991	$19,812

Amortization is included in policy acquisition and other underwriting expenses in the accompanying consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

28. Reserves for Unpaid Losses and Loss Adjustment Expenses

Information regarding the reserve for unpaid losses and LAE are as follows (in thousands).

	Year Ended December 31,
	2013	2012	2011

Balance, beginning of year	$34,012	$44,835	$58,882
Less reinsurance recoverables	(10,385)	(25,083)	(43,773)
Net balance, beginning of year	23,627	19,752	15,109

Incurred related to:
Current year	110,096	109,328	97,742
Prior years	659	(169)	(1,008)
Total incurred	110,755	109,159	96,734

Payments related to:
Current year	(96,284)	(90,743)	(83,266)
Prior years	(15,138)	(14,541)	(8,825)
Total payments	(111,422)	(105,284)	(92,091)

Net balance, end of year	22,960	23,627	19,752
Plus reinsurance recoverables	4,508	10,385	25,083
Balance, end of year	$27,468	$34,012	$44,835

The decrease in reserves at December 31, 2013 as compared to December 31, 2012 of $6.5 million is primarily due recovery of reinsurance recoverables outstanding at December 31, 2012 and increased loss payments. The decrease in reserves at December 31, 2012 as compared to December 31, 2011 of $10.8 million is primarily due to the significant subsequent payment and recovery of those reinsurance recoverables outstanding at December 31, 2011.

29. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2013, reinsurance receivables have a carrying value of $5.2 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at December 31, 2013, based on NLC’s quality requirements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Reinsurers with a balance in excess of 5% of the Company’s outstanding reinsurance receivables at December 31, 2013 are listed below (in thousands).

	Balances
	Due From	A.M. Best
	Reinsurers	Rating
Federal Emergency Management Agency	$3,875	N/A
General Reinsurance	1,119	A++
Lloyd’s Syndicate # 2001	409	A+
Hannover Rueckversicherung	295	A+
R+V Versicherung AG	360	N/A
	$6,058

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,
	2013		2012		2011
	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$173,982	$168,942	$163,780	$162,383	$155,054	$147,419
Reinsurance assumed	7,987	7,202	6,422	5,882	5,388	5,176
Reinsurance ceded	(18,528)	(18,611)	(19,751)	(21,564)	(18,705)	(18,547)
Net premiums	$163,441	$157,533	$150,451	$146,701	$141,737	$134,048

The effects of reinsurance on incurred losses are as follows (in thousands).

	Year Ended December 31,
	2013	2012	2011
Loss and LAE incurred	$117,089	$115,347	$92,655
Reinsurance recoverables	(6,334)	(6,188)	4,079
Net loss and LAE incurred	$110,755	$109,159	$96,734

Multi-line excess of loss coverage

In addition to the catastrophe reinsurance noted below, both NLIC and ASIC participate in an excess of loss program with General Reinsurance Corporation. The General Reinsurance Corporation program is limited to each risk with respect to property and liability in the amount of $700,000 for each of NLIC and ASIC. Each of NLIC and ASIC retain $300,000 in this program. Effective January 1, 2014, the program limited each risk for property and liability in the amount of $500,000 for each of NLIC and ASIC, with the retention increasing to $500,000.

Catastrophic coverage

NLC’s liabilities for losses and loss adjustment expenses include liabilities for reported losses, liabilities for incurred but not reported, or IBNR, losses and liabilities for loss adjustment expenses, or LAE, less a reduction for reinsurance recoverables related to those liabilities. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim. The amounts of liabilities for IBNR losses and LAE are estimated on the basis of historical trends, adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Liabilities for LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. Based upon the contractual terms of the reinsurance agreements, reinsurance recoverables offset, in part, NLC’s gross liabilities.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

At December 31, 2013, NLC has catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintains an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $50 million in excess of $50 million loss and $40 million ($70 million through June 30, 2013) in excess of $100 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At December 31, 2013, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

Effective January 1, 2014, NLC renewed its reinsurance contract for its first and second layers of reinsurance for an eighteen month period. The projected premiums on these treaties for NLIC and ASIC are $2.7 million and $1.6 million, respectively, in 2014. Additionally, NLC purchased an underlying excess of loss contract that provides $10 million aggregate coverage for sub-catastrophic events. The contract has a 66% subscription level, with a projected premium of $2.4 million in 2014.

During 2013, NLC experienced two significant catastrophes that resulted in losses in excess of retention at NLIC, as compared to one significant catastrophe during 2012 and none during 2011. NLC did not experience any significant catastrophe that resulted in losses in excess of retention at ASIC during 2013, 2012 or 2011. The two tornado, hail and wind storms that exceeded retention in 2013 had incurred losses of $18.3 million. The Texas hail storm that exceeded retention in 2012 had incurred losses of $8.3 million. Gross losses from other prior year catastrophic events, including Hurricanes Ike and Dolly, was $0.8 million, as compared to favorable development of $7.0 million in 2011. These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded retention levels and are fully recoverable. The primary financial effect beyond the reinsurance retention is additional reinstatement premium payable to the affected reinsurers. Reinstatement premiums during 2013, 2012 and 2011 of $0.3 million, $0.5 million and $0.1 million, respectively, are recorded as ceded premiums.

30. Segment and Related Information

The Company currently has four reportable business segments that are organized primarily by the core products offered to the segments’ respective customers. These segments reflect the manner in which operations are managed and the criteria used by the Company’s chief operating decision maker function to evaluate segment performance, develop strategy and allocate resources. The chief operating decision maker function consists of the President and Chief Executive Officer of the Company and the Chief Executive Officer of PlainsCapital. During the fourth quarter of 2013, we began presenting certain amounts previously allocated to the four reportable business segments within Corporate to better reflect our internal organizational structure. This change had no impact on the Company’s consolidated results of operations. The Company’s historical segment disclosures have been revised to conform to the current presentation.

The banking segment includes the operations of the Bank, which, since September 14, 2013, includes the operations acquired in the FNB Transaction. The mortgage origination segment is comprised of PrimeLending. The insurance segment is composed of NLC. The financial advisory segment is composed of First Southwest.

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs not allocated to business segments.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Balance sheet amounts for remaining subsidiaries not discussed previously and the elimination of intercompany transactions are included in “All Other and Eliminations.” The following tables present certain information about reportable segment revenues, operating results, goodwill and assets (in thousands).

		Mortgage		Financial		All Other and	Hilltop
Year Ended December 31, 2013	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Net interest income (expense)	$293,254	$(37,840)	$7,442	$12,064	$(1,597)	$22,878	$296,201
Provision for loan losses	37,140	—	—	18	—	—	37,158
Noninterest income	71,045	537,497	166,163	102,714	—	(27,334)	850,085
Noninterest expense	155,102	472,284	166,006	112,360	10,439	(4,456)	911,735
Income (loss) before income taxes	$172,057	$27,373	$7,599	$2,400	$(12,036)	$—	$197,393

		Mortgage		Financial		All Other and	Hilltop
Year Ended December 31, 2012	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Net interest income (expense)	$24,885	$(4,987)	$4,730	$1,191	$39	$2,984	$28,842
Provision for loan losses	3,670	—	—	130	—	—	3,800
Noninterest income	4,601	57,618	154,147	10,909	—	(3,043)	224,232
Noninterest expense	16,130	50,296	163,585	11,078	14,487	(59)	255,517
Income (loss) before income taxes	$9,686	$2,335	$(4,708)	$892	$(14,448)	$—	$(6,243)

		Mortgage		Financial		All Other and	Hilltop
Year Ended December 31, 2011	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Net interest income (expense)	$—	$—	$4,915	$—	$(2,851)	$—	$2,064
Provision for loan losses	—	—	—	—	—	—	—
Noninterest income	—	—	141,650	—	—	—	141,650
Noninterest expense	—	—	146,386	—	8,868	—	155,254
Income (loss) before income taxes	$—	$—	$179	$—	$(11,719)	$—	$(11,540)

December 31, 2013
Goodwill	$207,741	$13,071	$23,988	$7,008	$—	$—	$251,808

Total assets	$7,980,618	$1,249,091	$308,160	$520,412	$1,316,398	$(2,471,456)	$8,903,223

December 31, 2012
Goodwill	$209,703	$13,071	$23,988	$7,008	$—	$—	$253,770

Total assets	$6,195,775	$1,548,384	$305,699	$592,017	$1,241,125	$(2,596,135)	$7,286,865

31. Earnings (Loss) per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data).

	Year Ended December 31,
	2013	2012	2011
Basic earnings (loss) per share:
Income (loss) applicable to Hilltop common stockholders	$121,015	$(5,851)	$(6,531)
Less: income applicable to participating shares	(672)	—	—
Net earnings (loss) available to Hilltop common stockholders	$120,343	$(5,851)	$(6,531)

Weighted average shares outstanding - basic	84,382	58,754	56,499

Basic earnings (loss) per common share	$1.43	$(0.10)	$(0.12)

Diluted earnings (loss) per share:
Income (loss) applicable to Hilltop common stockholders	$121,015	$(5,851)	$(6,531)
Add: interest expense on senior exchangeable notes (net of tax)	5,059	—	—
Net earnings (loss) available to Hilltop common stockholders	$126,074	$(5,851)	$(6,531)

Weighted average shares outstanding - basic	84,382	58,754	56,499
Effect of potentially dilutive securities	5,949	—	—
Weighted average shares outstanding - diluted	90,331	58,754	56,499

Diluted earnings (loss) per common share	$1.40	$(0.10)	$(0.12)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For each of the years ended December 31, 2012 and 2011, the computation of diluted loss per common share did not include 6,208,000 equivalent shares of the Notes as the equivalent exchange rate per share was in excess of the average stock prices for the noted periods. Additionally, options to purchase 688,000 and 199,000 weighted average outstanding shares, respectively, of Hilltop’s common stock were not included in the computation of diluted loss per common share for the years ended December 31, 2012 and 2011, as their inclusion would have been anti-dilutive.

32. Condensed Financial Statements of Parent

Condensed financial statements of Hilltop (parent only) follow (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Statements of Operations

	Year Ended December 31,
	2013	2012	2011
Investment income	$6,635	$7,035	$4,284
Interest expense	8,232	6,996	7,135
General and administrative expense	10,439	14,488	8,868
Loss before income taxes, equity in undistributed earnings of subsidiaries and preferred stock activity	(12,036)	(14,449)	(11,719)
Income tax expense (benefit)	(4,680)	(3,313)	(5,138)
Equity in undistributed earnings of subsidiaries	134,065	6,038	50
Net income (loss)	$126,709	$(5,098)	$(6,531)

Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$126,709	$(5,098)	$(6,531)
Other comprehensive income (loss), net of tax	(43,418)	(4,900)	8,581
Comprehensive income (loss)	$83,291	$(9,998)	$2,050

Condensed Balance Sheets

	December 31,
	2013	2012	2011
Assets
Cash and cash equivalents	$163,856	$204,754	$533,374
Securities, available for sale	69,023	64,082	70,513
Investment in subsidiaries	1,069,226	944,546	126,017
Other assets	14,293	27,743	24,884
Total assets	$1,316,398	$1,241,125	$754,788

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$5,257	$5,779	$8,555
Notes payable	—	90,850	90,850
Stockholders’ equity	1,311,141	1,144,496	655,383
Total liabilities and stockholders’ equity	$1,316,398	$1,241,125	$754,788

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$126,709	$(5,098)	$(6,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(134,065)	(6,038)	(50)
Deferred income taxes	8,850	(1,011)	(3,756)
Loss on redemption of senior exchangeable notes	3,733	—	—
Other, net	132	(3,370)	(204)
Net cash provided by (used in) operating activities	5,359	(15,517)	(10,541)

Investing Activities
Capital contribution	(35,000)	—	—
Cash paid for acquisition	—	(311,805)	—
Purchases of securities available for sale	—	—	(57,489)
Net cash used in investing activities	(35,000)	(311,805)	(57,489)

Financing Activities
Payments to repurchase common stock	—	(1,298)	—
Redemption of senior exchangeable notes	(11,088)	—	—
Dividends paid on preferred stock	(2,985)	—	—
Other, net	2,816	—	—
Net cash used in financing activities	(11,257)	(1,298)	—

Net change in cash and cash equivalents	(40,898)	(328,620)	(68,030)
Cash and cash equivalents, beginning of year	204,754	533,374	601,404
Cash and cash equivalents, end of year	$163,856	$204,754	$533,374

During September 2013, Hilltop contributed capital of $35.0 million to the Bank to provide additional capital in connection with the FNB Transaction.

33. Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11 to require an entity to present an unrecognized tax benefit, or portion thereof, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendment is effective for the Company on January 1, 2014 and is to be applied prospectively to all unrecognized tax benefits that exist at the balance sheet date, although retrospective adoption is permitted. Adoption of the amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In October 2012, the FASB issued ASU No. 2012-06 to clarify that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs, as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amendment became effective for the Company on January 1, 2013, which was prior to the FNB Transaction, and its adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB amended the Balance Sheet Topic of the ASC to require enhanced disclosures about the nature and effect or potential effect of an entity’s rights of setoff associated with its financial and derivative instruments. In January 2013, the FASB issued an update to the amendments, which narrowed the scope of the financial instruments for which the enhanced disclosures are applicable. The amendments became effective for the Company on January 1, 2013, and its adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows. See Note 25 to the consolidated financial statements for the disclosures required by this Topic.

34. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2013
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
		(revised)
Interest income	$98,601	$79,702	$76,168	$74,604	$329,075
Interest expense	10,002	7,786	7,743	7,343	32,874
Net interest income	88,599	71,916	68,425	67,261	296,201
Provision for loan losses	2,206	10,658	11,289	13,005	37,158
Noninterest income	182,479	215,095	239,233	213,278	850,085
Noninterest expense	219,752	216,592	260,400	214,991	911,735
Income before income taxes	49,120	59,761	35,969	52,543	197,393
Income tax provision	18,090	20,115	13,309	19,170	70,684
Net income	31,030	39,646	22,660	33,373	126,709
Less: Net income attributable to noncontrolling interest	160	339	568	300	1,367
Income attributable to Hilltop	$30,870	$39,307	$22,092	$33,073	$125,342
Dividends on preferred stock	1,342	1,133	1,149	703	4,327
Income applicable to Hilltop common stockholders	$29,528	$38,174	$20,943	$32,370	$121,015

Earnings per common share:
Basic	$0.34	$0.45	$0.25	$0.39	$1.43
Diluted	$0.34	$0.43	$0.24	$0.39	$1.40

	Year Ended December 31, 2012
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$28,954	$3,379	$3,349	$3,356	$39,038
Interest expense	3,786	2,140	2,131	2,139	10,196
Net interest income	25,168	1,239	1,218	1,217	28,842
Provision for loan losses	3,800	—	—	—	3,800
Noninterest income	109,691	39,591	38,063	36,887	224,232
Noninterest expense	115,934	46,792	55,233	37,558	255,517
Income (loss) before income taxes	15,125	(5,962)	(15,952)	546	(6,243)
Income tax provision (benefit)	5,809	(1,914)	(5,243)	203	(1,145)
Net income (loss)	9,316	(4,048)	(10,709)	343	(5,098)
Less: Net income attributable to noncontrolling interest	494	—	—	—	494
Income (loss) attributable to Hilltop	$8,822	$(4,048)	$(10,709)	$343	$(5,592)
Dividends on preferred stock	259	—	—	—	259
Income (loss) applicable to Hilltop common stockholders	$8,563	$(4,048)	$(10,709)	$343	$(5,851)

Earnings (loss) per common share:
Basic	$0.13	$(0.07)	$(0.19)	$0.01	$(0.10)
Diluted	$0.13	$(0.07)	$(0.19)	$0.01	$(0.10)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Management made significant estimates and exercised significant judgment in estimating fair values and accounting associated with the FNB Transaction during the third quarter of 2013 due to the short time period between the Bank Closing Date and September 30, 2013. The Bank Closing Date valuations related to loans, FDIC Indemnification Asset, covered OREO, other intangible assets, assumed liabilities and taxes were considered preliminary at September 30, 2013. The operations of FNB were included in the Company’s operating results beginning September 14, 2013 and such operations included a preliminary pre-tax bargain purchase gain of $3.3 million as disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2013. During the quarter ended December 31, 2013, the estimated fair values of certain identifiable assets acquired and liabilities assumed as of the Bank Closing Date were adjusted as a result of additional information obtained primarily related to the fair values of loans, covered OREO, FDIC Indemnification Asset, premises and equipment and other intangible assets. These adjustments resulted in an increase in the preliminary bargain purchase gain associated with the FNB Transaction to $12.6 million, before taxes of $4.5 million. This change is reflected in the above table within noninterest income during the third quarter of the year ended December 31, 2013. In the aggregate, the adjustments to the preliminary bargain purchase gain and revisions to the accretion of discount on loans and other items increased net income for the quarter ended September 30, 2013 by $6.3 million as compared to amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. As discussed in Note 2 to the consolidated financial statements, due to the short time period between the Bank Closing Date and December 31, 2013, the real estate appraisal validation exercise remains outstanding and the Bank Closing Date valuations related to covered OREO and FDIC Indemnification Asset are considered preliminary and could differ significantly when finalized.

As discussed in Note 2 to the consolidated financial statements, the operating results of Hilltop for the fourth quarter ended December 31, 2012 include the results from the operations acquired in the PlainsCapital Merger for the month ended December 31, 2012. PlainsCapital contributed $8.4 million of net earnings during the fourth quarter of 2012.

35. Subsequent Event

On January 9, 2014, the Company delivered to the President and Chief Executive Officer of SWS a letter in which the Company proposed to acquire all of the outstanding shares of SWS common stock that it does not already own for $7.00 per share in 50% cash and 50% Company common stock. The cash portion of the offer would be funded through available cash. There is no assurance that the Company will enter into a merger agreement with SWS or that any transaction will be consummated.