Form 10-Q
period 2014-03-31
Hilltop Holdings Inc.
filed 2014-05-05
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31987

Hilltop Holdings Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-1477939
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

200 Crescent Court, Suite 1330
Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock outstanding at May 2, 2014 was 90,180,699.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$889,950	$713,099
Federal funds sold and securities purchased under agreements to resell	27,460	32,924
Securities:
Trading, at fair value	53,350	58,846
Available for sale, at fair value (amortized cost of $1,270,685 and $1,256,862, respectively)	1,245,359	1,203,143
Held to maturity, at amortized cost (fair value of $30,902)	30,981	—
	1,329,690	1,261,989

Loans held for sale	887,200	1,089,039
Non-covered loans, net of unearned income	3,646,946	3,514,646
Allowance for non-covered loan losses	(34,645)	(33,241)
Non-covered loans, net	3,612,301	3,481,405

Covered loans, net of allowance of $2,665 and $1,061, respectively	909,783	1,005,308
Broker-dealer and clearing organization receivables	174,442	119,317
Insurance premiums receivable	26,234	25,597
Deferred policy acquisition costs	21,096	20,991
Premises and equipment, net	202,155	200,706
FDIC indemnification asset	188,736	188,291
Covered other real estate owned	152,310	142,833
Mortgage servicing rights	29,939	20,149
Other assets	262,220	279,745
Goodwill	251,808	251,808
Other intangible assets, net	68,108	70,921
Total assets	$9,033,432	$8,904,122

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,748,391	$1,773,749
Interest-bearing	4,914,785	4,949,169
Total deposits	6,663,176	6,722,918

Broker-dealer and clearing organization payables	161,888	129,678
Reserve for losses and loss adjustment expenses	28,258	27,468
Unearned insurance premiums	89,646	88,422
Short-term borrowings	491,406	342,087
Notes payable	55,465	56,327
Junior subordinated debentures	67,012	67,012
Other liabilities	121,368	158,288
Total liabilities	7,678,219	7,592,200
Commitments and contingencies (see Notes 11 and 12)
Stockholders’ equity:
Hilltop stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series B, liquidation value per share of $1,000; 114,068 shares issued and outstanding	114,068	114,068
Common stock, $0.01 par value, 100,000,000 shares authorized; 90,177,991 and 90,175,688 shares issued and outstanding, respectively	902	902
Additional paid-in capital	1,388,002	1,388,641
Accumulated other comprehensive loss	(16,054)	(34,863)
Accumulated deficit	(132,421)	(157,607)
Total Hilltop stockholders’ equity	1,354,497	1,311,141
Noncontrolling interest	716	781
Total stockholders’ equity	1,355,213	1,311,922
Total liabilities and stockholders’ equity	$9,033,432	$8,904,122

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans, including fees	$79,744	$64,886
Securities:
Taxable	7,588	5,912
Tax-exempt	1,242	1,347
Federal funds sold and securities purchased under agreements to resell	19	21
Interest-bearing deposits with banks	595	333
Other	2,640	2,105
Total interest income	91,828	74,604

Interest expense:
Deposits	3,759	3,450
Short-term borrowings	395	513
Notes payable	648	2,322
Junior subordinated debentures	584	608
Other	1,021	450
Total interest expense	6,407	7,343

Net interest income	85,421	67,261
Provision for loan losses	3,242	13,005
Net interest income after provision for loan losses	82,179	54,256

Noninterest income:
Net gains from sale of loans and other mortgage production income	79,111	127,596
Mortgage loan origination fees	12,344	18,893
Net insurance premiums earned	40,319	37,473
Investment and securities advisory fees and commissions	21,335	22,009
Other	16,991	7,307
Total noninterest income	170,100	213,278

Noninterest expense:
Employees’ compensation and benefits	106,429	116,190
Loss and loss adjustment expenses	18,337	21,185
Policy acquisition and other underwriting expenses	11,687	10,803
Occupancy and equipment, net	26,338	19,412
Other	49,838	47,401
Total noninterest expense	212,629	214,991

Income before income taxes	39,650	52,543
Income tax expense	14,354	19,170

Net income	25,296	33,373
Less: Net income attributable to noncontrolling interest	110	300

Income attributable to Hilltop	25,186	33,073
Dividends on preferred stock	1,426	703
Income applicable to Hilltop common stockholders	$23,760	$32,370

Earnings per common share:
Basic	$0.26	$0.39
Diluted	$0.26	$0.39

Weighted average share information:
Basic	89,707	83,487
Diluted	90,585	83,743

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$25,296	$33,373
Other comprehensive income:
Unrealized gains on securities available for sale, net of tax of $9,583 and $473	18,809	879
Comprehensive income	44,105	34,252
Less: comprehensive income attributable to noncontrolling interest	110	300

Comprehensive income applicable to Hilltop	$43,995	$33,952

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated		Total
					Additional	Other		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2012	114	$114,068	83,487	$835	$1,304,448	$8,094	$(282,949)	$1,144,496	$2,054	$1,146,550
Net income	—	—	—	—	—	—	33,073	33,073	300	33,373
Other comprehensive income	—	—	—	—	—	879	—	879	—	879
Stock-based compensation expense	—	—	—	—	64	—	—	64	—	64
Dividends on preferred stock	—	—	—	—	(703)	—	—	(703)	—	(703)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1,578)	(1,578)
Balance, March 31, 2013	114	$114,068	83,487	$835	$1,303,809	$8,973	$(249,876)	$1,177,809	$776	$1,178,585

Balance, December 31, 2013	114	$114,068	90,176	$902	$1,388,641	$(34,863)	$(157,607)	$1,311,141	$781	$1,311,922
Net income	—	—	—	—	—	—	25,186	25,186	110	25,296
Other comprehensive income	—	—	—	—	—	18,809	—	18,809	—	18,809
Stock-based compensation expense	—	—	—	—	735	—	—	735	—	735
Common stock issued to board members	—	—	2	—	52	—	—	52	—	52
Dividends on preferred stock	—	—	—	—	(1,426)	—	—	(1,426)	—	(1,426)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(175)	(175)
Balance, March 31, 2014	114	$114,068	90,178	$902	$1,388,002	$(16,054)	$(132,421)	$1,354,497	$716	$1,355,213

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$25,296	$33,373
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,242	13,005
Depreciation, amortization and accretion, net	(20,615)	(9,548)
Deferred income taxes	4,878	(7,067)
Other, net	1,435	85
Net change in securities purchased under resale agreements	—	(3,254)
Net change in trading securities	5,496	29,344
Net change in broker-dealer and clearing organization receivables	(88,613)	(77,077)
Net change in other assets	454	47,641
Net change in broker-dealer and clearing organization payables	62,842	34,075
Net change in loss and loss adjustment expense reserve	790	(1,942)
Net change in unearned insurance premiums	1,224	1,434
Net change in other liabilities	(36,773)	(56,899)
Net gains from sale of loans	(79,111)	(127,596)
Loans originated for sale	(1,954,133)	(3,025,709)
Proceeds from loans sold	2,227,917	3,310,115
Net cash provided by operating activities	154,329	159,980

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	351	—
Proceeds from sales, maturities and principal reductions of securities available for sale	31,845	53,759
Purchases of securities held to maturity	(31,334)	—
Purchases of securities available for sale	(46,024)	(209,507)
Net change in loans	(256)	(41,872)
Purchases of premises and equipment and other assets	(8,710)	(5,041)
Proceeds from sales of premises and equipment and other real estate owned	14,713	3,880
Net cash received for Federal Home Loan Bank and Federal Reserve Bank stock	—	6,702
Net cash used in investing activities	(39,415)	(192,079)

Financing Activities
Net change in deposits	(90,374)	68,869
Net change in short-term borrowings	149,319	(151,520)
Payments on notes payable	(862)	(792)
Dividends paid on preferred stock	(1,342)	—
Net cash distributed to noncontrolling interest	(175)	(1,578)
Other, net	(93)	(65)
Net cash provided by (used in) financing activities	56,473	(85,086)

Net change in cash and cash equivalents	171,387	(117,185)
Cash and cash equivalents, beginning of period	746,023	726,460
Cash and cash equivalents, end of period	$917,410	$609,275

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$6,934	$8,313
Cash paid for income taxes, net of refunds	$(1,845)	$2,205
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$25,588	$284

See accompanying notes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

1. Summary of Significant Accounting and Reporting Policies

Nature of Operations

Hilltop Holdings Inc. (“Hilltop” and, collectively with its subsidiaries, the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. On November 30, 2012, Hilltop acquired PlainsCapital Corporation pursuant to a plan of merger whereby PlainsCapital Corporation merged with and into a wholly owned subsidiary of Hilltop (the “PlainsCapital Merger”), which continued as the surviving entity under the name “PlainsCapital Corporation” (“PlainsCapital”).

The Company has two primary operating business units, PlainsCapital and National Lloyds Corporation (“NLC”). PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of financial products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, capital equipment leasing, fixed income sales, asset management, and correspondent clearing services. NLC is a property and casualty insurance holding company that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

On September 13, 2013 (the “Bank Closing Date”), PlainsCapital Bank (the “Bank”) assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of Edinburg, Texas-based First National Bank (“FNB”) from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver, and reopened former FNB branches acquired from the FDIC under the “PlainsCapital Bank” name (the “FNB Transaction”). Pursuant to the Purchase and Assumption Agreement (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements whereby the FDIC agreed to share in the losses of certain covered loans and covered other real estate owned (“OREO”) that the Bank acquired, as further described in Note 2 to the consolidated financial statements. The fair value of the assets acquired was $2.2 billion, including $1.1 billion in covered loans, $286.2 million in securities, $135.2 million in covered OREO and $42.9 million in non-covered loans. The Bank also assumed $2.2 billion in liabilities, consisting primarily of deposits. The acquisition of FNB’s expansive branch network allowed the Bank to increase its presence in Texas to include the Rio Grande Valley, Houston, Corpus Christi, Laredo and El Paso markets, among others.

On March 31, 2014, the Company entered into a definitive merger agreement with SWS Group, Inc. (“SWS”) providing for the merger of SWS with and into a wholly owned subsidiary of Hilltop formed for the purpose of facilitating this transaction. SWS stockholders will receive per share consideration of 0.2496 shares of Hilltop common stock and $1.94 of cash, equating to $7.88 per share based on Hilltop’s closing price on March 31, 2014. The Company intends to fund the cash portion of the consideration through available cash. The merger is subject to customary closing conditions, including regulatory approvals and approval of the stockholders of SWS, and is expected to be completed prior to the end of 2014.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation. In addition, the Company revised its historical consolidated balance sheets to correct the classification of certain noninterest-bearing deposits. The correction resulted in an increase in noninterest-bearing deposits and a decrease in interest-bearing deposits of $1.3 billion and $1.0 billion at December 31, 2013 and 2012, respectively, and the correction of the deposits note to the consolidated financial statements. Management has evaluated the impact of the correction as immaterial to previously issued financial statements; however, has elected to revise such amounts in the accompanying consolidated financial statements. The Company will similarly revise the consolidated balance sheets and deposits note to the quarterly and annual consolidated financial statements in its future filings.

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

PlainsCapital also owns 100% of the outstanding common securities of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which are not included in the consolidated financial statements under the requirements of the Variable Interest Entities Subsections of the ASC, because the primary beneficiaries of the Trusts are not within the consolidated group.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

The FNB Transaction was accounted for using the purchase method of accounting and, accordingly, purchased assets, including identifiable intangible assets and assumed liabilities, were recorded at their respective fair values as of the Bank Closing Date using significant estimates and assumptions to value certain identifiable assets acquired and liabilities assumed. The amounts are subject to adjustments based upon final settlement with the FDIC. The terms of the P&A Agreement provide for the FDIC to indemnify the Bank against claims with respect to liabilities and assets of FNB or any of its affiliates not assumed or otherwise purchased by the Bank and with respect to certain other claims by third parties.

Pro Forma Results of Operations

The operations acquired in the FNB Transaction are included in the Company’s operating results beginning September 14, 2013. The purchase of assets and assumption of certain liabilities of FNB from the FDIC, as receiver, was sufficiently significant to require disclosure of historical financial statements and related pro forma financial disclosure. Due to the nature and magnitude of the FNB Transaction, coupled with the federal assistance and protection resulting from the FDIC loss-share agreements, historical financial information of FNB is not relevant to future operations. The Company has omitted certain historical financial information and the related pro forma financial information of FNB pursuant to the guidance provided in Staff Accounting Bulletin Topic 1.K, Financial Statements of Acquired Troubled Financial Institutions (“SAB 1:K”), and a request for relief granted by the SEC. SAB 1:K provides relief from the requirements of Rule 3-05 of Regulation S-X in certain instances, such as the FNB Transaction, where a registrant engages in an acquisition of a significant amount of assets of a troubled financial institution for which audited financial statements are not reasonably available and in which federal assistance is so persuasive as to substantially reduce the relevance of such information to an assessment of future operations.

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

(Unaudited)

•                  Level 3 Inputs: Unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Level 3 inputs include pricing models and discounted cash flow techniques, among others.

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) at fair value, and certain time deposits at the Bank under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company determines the fair value of the financial instruments accounted for under the provisions of the Fair Value Option in compliance with the provisions of the Fair Value Topic of the ASC discussed above.

At March 31, 2014, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $886.6 million, and the unpaid principal balance of those loans was $860.5 million. At December 31, 2013, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.09 billion, and the unpaid principal balance of those loans was $1.07 billion. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2014	Inputs	Inputs	Inputs	Fair Value
Trading securities	$33	$53,317	$—	$53,350
Available for sale securities	24,663	1,156,598	64,098	1,245,359
Loans held for sale	—	860,374	26,826	887,200
Derivative assets	—	23,365	—	23,365
Mortgage servicing rights asset	—	—	29,939	29,939
Trading liabilities	—	48	—	48
Derivative liabilities	—	—	5,950	5,950

	Level 1	Level 2	Level 3	Total
December 31, 2013	Inputs	Inputs	Inputs	Fair Value
Trading securities	33	58,813	$—	58,846
Available for sale securities	22,079	1,121,011	60,053	1,203,143
Loans held for sale	—	1,061,310	27,729	1,089,039
Derivative assets	—	23,564	—	23,564
Mortgage servicing rights asset	—	—	20,149	20,149
Trading liabilities	—	46	—	46
Derivative liabilities	—	139	5,600	5,739

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a roll forward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended March 31, 2014
Available for sale securities	$60,053	$—	$—	$593	$3,452	$64,098
Loans held for sale	27,729	4,900	(5,594)	(209)	—	26,826
Mortgage servicing rights asset	20,149	7,432	—	2,358	—	29,939
Derivative liabilities	(5,600)	—	—	(350)	—	(5,950)
Total	$102,331	$12,332	$(5,594)	$2,392	$3,452	$114,913

Three months ended March 31, 2013
Available for sale securities	$56,277	$—	$—	$512	$2,012	$58,801
Mortgage servicing rights asset	2,080	2,125	—	225	—	4,430
Derivative liabilities	(4,490)	—	—	(224)	—	(4,714)
Total	$53,867	$2,125	$—	$513	$2,012	$58,517

All net unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at March 31, 2014. The available for sale securities noted in the table above reflect Hilltop’s note receivable and warrant to purchase common stock of SWS as discussed in Note 4 to the consolidated financial statements.

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

The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, servicing costs and underlying portfolio characteristics.

Derivative liabilities in the tables above include a derivative option agreement (“Fee Award Option”) entered into by First Southwest and valued using discounted cash flows and probability of exercise.

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following table presents the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$4,518	$—	$4,518	$(5,438)	$—	$(5,438)
Mortgage servicing rights asset	2,358	—	2,358	225	—	225
Time deposits	—	—	—	—	8	8

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

Impaired Loans — The Company reports impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. Purchased credit impaired (“PCI”) loans with a fair value of $172.9 million and $822.8 million were acquired by the Company upon completion of the PlainsCapital Merger and the FNB Transaction, respectively. Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated assumptions regarding default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values.

Other Real Estate Owned — The Company reports OREO at fair value less estimated cost to sell. Any excess of recorded investment over fair value, less cost to sell, is charged against the allowance for loan losses when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, downward valuation adjustments are charged against earnings. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At March 31, 2014 and December 31, 2013, the estimated fair value of covered OREO was $152.3 million and $142.8 million, respectively, and the underlying fair value measurements utilize Level 3 inputs. The fair value of non-covered OREO at March 31, 2014 and December 31, 2013 was $5.8 million and $4.8 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains	Total Gains
					(Losses) for the	(Losses) for the
					Three Months	Three Months
	Level 1	Level 2	Level 3	Total	Ended	Ended
March 31, 2014	Inputs	Inputs	Inputs	Fair Value	March 31, 2014	March 31, 2013
Non-covered impaired loans	$—	$—	$29,043	$29,043	$(215)	$(431)
Covered impaired loans	—	—	35,519	35,519	(1,691)	—
Non-covered other real estate owned	—	18	—	18	(102)	(160)
Covered other real estate owned	—	—	34,167	34,167	(431)	—

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities is described in detail in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2014	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$917,410	$917,410	$—	$—	$917,410
Held to maturity securities	30,981	—	30,902	—	30,902
Non-covered loans, net	3,612,301	—	315,199	3,313,626	3,628,825
Covered loans, net	909,783	—	—	1,060,417	1,060,417
Broker-dealer and clearing organization receivables	174,442	—	174,442	—	174,442
FDIC indemnification asset	188,736	—	—	188,736	188,736
Other assets	64,178	—	42,233	21,945	64,178

Financial liabilities:
Deposits	6,663,176	—	6,667,621	—	6,667,621
Broker-dealer and clearing organization payables	161,888	—	161,888	—	161,888
Short-term borrowings	491,406	—	491,406	—	491,406
Debt	122,477	—	115,777	—	115,777
Other liabilities	2,834	—	2,834	—	2,834

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2013	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$746,023	$746,023	$—	$—	$746,023
Non-covered loans, net	3,481,405	—	281,712	3,119,319	3,401,031
Covered loans, net	1,005,308	—	—	997,371	997,371
Broker-dealer and clearing organization receivables	119,317	—	119,317	—	119,317
FDIC indemnification asset	188,291	—	—	188,291	188,291
Other assets	66,055	—	43,946	22,109	66,055

Financial liabilities:
Deposits	6,722,019	—	6,722,909	—	6,722,909
Broker-dealer and clearing organization payables	129,678	—	129,678	—	129,678
Short-term borrowings	342,087	—	342,087	—	342,087
Debt	123,339	—	114,671	—	114,671
Other liabilities	3,362	—	3,362	—	3,362

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The amortized cost and fair value of securities, excluding trading securities, are summarized as follows (in thousands).

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$63,684	$80	$(94)	$63,670
U.S. government agencies:
Bonds	704,980	1,051	(38,903)	667,128
Residential mortgage-backed securities	57,781	1,269	(505)	58,545
Collateralized mortgage obligations	117,336	296	(3,800)	113,832
Corporate debt securities	95,422	4,955	(226)	100,151
States and political subdivisions	155,292	843	(3,550)	152,585
Commercial mortgage-backed securities	618	69	—	687
Equity securities	20,237	4,426	—	24,663
Note receivable	43,267	5,315	—	48,582
Warrant	12,068	3,448	—	15,516
Totals	$1,270,685	$21,752	$(47,078)	$1,245,359

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$43,684	$82	$(238)	$43,528
U.S. government agencies:
Bonds	717,909	550	(55,727)	662,732
Residential mortgage-backed securities	59,936	735	(584)	60,087
Collateralized mortgage obligations	124,502	349	(4,390)	120,461
Corporate debt securities	72,376	4,610	(378)	76,608
States and political subdivisions	162,955	388	(6,508)	156,835
Commercial mortgage-backed securities	691	69	—	760
Equity securities	20,067	2,012	—	22,079
Note receivable	42,674	5,235	—	47,909
Warrant	12,068	76	—	12,144
Totals	$1,256,862	$14,106	$(67,825)	$1,203,143

	Held to Maturity
	Amortized	Unrealized	Unrealized
March 31, 2014	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$29,582	$—	$(70)	$29,512
States and political subdivisions	1,399	1	(10)	1,390
Totals	$30,981	$1	$(80)	$30,902

Available for sale securities includes 1,475,387 shares of SWS common stock, a $50.0 million aggregate principal amount note issued by SWS and a warrant to purchase 8,695,652 shares of SWS common stock. SWS issued the note in July 2011 under a credit agreement pursuant to a senior unsecured loan from Hilltop. The note bears interest at a rate of 8.0% per annum, is prepayable by SWS subject to certain conditions after three years, and has a maturity of five years. The warrant provides for the purchase of 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share, subject to anti-dilution adjustments. If the warrant was fully exercised, Hilltop would beneficially own 24.4% of SWS.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

`	March 31, 2014			December 31, 2013
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	6	$13,289	$94	6	$12,748	$238
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	6	13,289	94	6	12,748	238
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	31	399,291	24,490	35	526,817	45,274
Unrealized loss for twelve months or longer	7	160,352	14,413	5	90,931	10,453
	38	559,643	38,903	40	617,748	55,727
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	1,595	62	2	2,194	54
Unrealized loss for twelve months or longer	3	9,325	443	3	9,309	530
	4	10,920	505	5	11,503	584
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	6	68,200	3,740	7	84,054	4,320
Unrealized loss for twelve months or longer	2	4,095	60	2	4,995	70
	8	72,295	3,800	9	89,049	4,390
Corporate debt securities:
Unrealized loss for less than twelve months	7	10,732	226	7	10,754	378
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	7	10,732	226	7	10,754	378
States and political subdivisions:
Unrealized loss for less than twelve months	29	21,753	257	46	30,245	669
Unrealized loss for twelve months or longer	140	92,954	3,293	150	96,882	5,839
	169	114,707	3,550	196	127,127	6,508
Total available for sale:
Unrealized loss for less than twelve months	80	514,860	28,869	103	666,812	50,933
Unrealized loss for twelve months or longer	152	266,726	18,209	160	202,117	16,892
	232	$781,586	$47,078	263	$868,929	$67,825

`	March 31, 2014			December 31, 2013
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	3	$29,512	$70	$—	$—	$—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	3	29,512	70	—	—	—
States and political subdivisions:
Unrealized loss for less than twelve months	2	1,112	10	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	1,112	10	—	—	—
Total held to maturity:
Unrealized loss for less than twelve months	5	30,624	80	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	5	$30,624	$80	—	$—	$—

During the three months ended March 31, 2014 and 2013, the Company did not record any other-than-temporary impairments. While all of the investments are monitored for potential other-than-temporary impairment, the Company’s analysis and experience indicate that these available for sale investments generally do not present a great risk of other-than-temporary-impairment, as fair value should recover over time. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend, nor is it likely that the Company will be required, to sell these securities before the recovery of the cost basis. Therefore, management does not believe any other-than-temporary impairments exist at March 31, 2014.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities and the available for sale warrant, at March 31, 2014 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$135,582	$135,741	$—	$—
Due after one year through five years	117,222	126,696	—	—
Due after five years through ten years	85,407	86,616	—	—
Due after ten years	724,434	683,063	1,399	1,390
	1,062,645	1,032,116	1,399	1,390

Residential mortgage-backed securities	57,781	58,545	29,582	29,512
Collateralized mortgage obligations	117,336	113,832	—	—
Commercial mortgage-backed securities	618	687	—	—
	$1,238,380	$1,205,180	$30,981	$30,902

The Company realized a net gain from its trading securities portfolio of $0.6 million during the three months ended March 31, 2014 and a net loss of $1.2 million during the three months ended March 31, 2013, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $1.1 billion and $1.0 billion (with a fair value of $1.0 billion and $938.1 million) at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

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

At March 31, 2014 and December 31, 2013, NLC had investments on deposit in custody for various state insurance departments with carrying values of $8.6 million and $9.4 million, respectively.

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

	March 31,	December 31,
	2014	2013
Commercial and industrial	$1,670,087	$1,637,266
Real estate	1,535,361	1,457,253
Construction and land development	387,382	364,551
Consumer	54,116	55,576
	3,646,946	3,514,646
Allowance for non-covered loan losses	(34,645)	(33,241)
Total non-covered loans, net of allowance	$3,612,301	$3,481,405

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

	March 31,	December 31,
	2014	2013
Carrying amount	$85,396	$100,392
Outstanding balance	122,881	141,983

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$17,601	$17,553
Additions	—	—
Increases in expected cash flows	3,475	11,996
Disposals of loans	(603)	(26)
Accretion	(2,760)	(3,277)
Balance, end of period	$17,713	$26,246

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Non-covered impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.

Non-covered PCI loans are summarized by class in the following tables (in thousands). In addition to the non-covered PCI loans, there were $5.3 million and $4.1 million of additional non-covered impaired loans at March 31, 2014 and December 31, 2013, respectively.

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
March 31, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$57,302	$19,727	$12,894	$32,621	$2,716
Unsecured	11,421	1,225	—	1,225	—
Real estate:
Secured by commercial properties	41,051	12,053	17,439	29,492	450
Secured by residential properties	4,589	1,353	1,356	2,709	79
Construction and land development:
Residential construction loans	33	—	—	—	—
Commercial construction loans and land development	25,535	14,912	706	15,618	107
Consumer	7,516	3,731	—	3,731	—
	$147,447	$53,001	$32,395	$85,396	$3,352

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2013	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$60,309	$19,280	$16,092	$35,372	$2,705
Unsecured	11,772	240	1,204	1,444	15
Real estate:
Secured by commercial properties	49,306	20,185	16,070	36,255	339
Secured by residential properties	5,013	1,347	1,648	2,995	39
Construction and land development:
Residential construction loans	33	—	—	—	—
Commercial construction loans and land development	48,515	15,225	4,592	19,817	39
Consumer	7,946	4,509	—	4,509	—
	$182,894	$60,786	$39,606	$100,392	$3,137

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in non-covered PCI loans is summarized by class in the following table (in thousands).

	Three Months Ended March 31,
	2014	2013
Commercial and industrial:
Secured	$33,997	$68,316
Unsecured	1,335	3,107
Real estate:
Secured by commercial properties	32,874	53,371
Secured by residential properties	2,852	7,413
Construction and land development:
Residential construction loans	—	354
Commercial construction loans and land development	17,718	29,266
Consumer	4,120	75
	$92,896	$161,902

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	March 31,	December 31,
	2014	2013
Commercial and industrial:
Secured	$14,551	$15,430
Unsecured	1,024	1,300
Real estate:
Secured by commercial properties	1,094	2,638
Secured by residential properties	2,371	398
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	142	112
Consumer	—	—
	$19,182	$19,878

At March 31, 2014 and December 31, 2013, non-covered non-accrual loans included non-covered PCI loans of $13.9 million and $15.8 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $3.7 million and $3.5 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at March 31, 2014 and December 31, 2013, respectively.

Interest income recorded on accruing impaired loans and on non-accrual loans was $1.4 million for the three months ended March 31, 2014. Interest income recorded on accruing impaired loans and on non-accrual loans for the three months ended March 31, 2013 was nominal.

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

Information regarding TDRs granted is shown in the following tables (in thousands). At March 31, 2014, the Bank had no unadvanced commitments to borrowers whose loans have been restructured in TDRs. At December 31, 2013, the Bank had $0.5 million in such unadvanced commitments.

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three months ended March 31, 2014	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	345	345
Secured by residential properties	—	—	258	258
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	142	142
Consumer	—	—	—	—
	$—	$—	$745	$745

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three months ended March 31, 2013	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$28	$28
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	1,236	1,236
Secured by residential properties	—	—	262	262
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	570	570
Consumer	—	—	—	—
	$—	$—	$2,096	$2,096

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
March 31, 2014	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$4,492	$4,914	$379	$9,785	$1,528,769	$32,621	$1,571,175	$1
Unsecured	88	1	—	89	97,598	1,225	98,912	—
Real estate:
Secured by commercial properties	205	—	—	205	1,083,444	29,492	1,113,141	—
Secured by residential properties	1,976	49	70	2,095	417,416	2,709	422,220	—
Construction and land development:
Residential construction loans	381	—	—	381	67,540	—	67,921	—
Commercial construction loans and land development	—	3,121	—	3,121	300,722	15,618	319,461	—
Consumer	240	10	1	251	50,134	3,731	54,116	1
	$7,382	$8,095	$450	$15,927	$3,545,623	$85,396	$3,646,946	$2

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2013	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$2,171	$277	$1,354	$3,802	$1,492,793	$35,372	$1,531,967	$272
Unsecured	333	9	60	402	103,453	1,444	105,299	59
Real estate:
Secured by commercial properties	192	—	132	324	1,044,437	36,255	1,081,016	—
Secured by residential properties	1,045	36	203	1,284	371,958	2,995	376,237	203
Construction and land development:
Residential construction loans	415	—	—	415	64,664	—	65,079	—
Commercial construction loans and land development	41	881	112	1,034	278,621	19,817	299,472	—
Consumer	201	60	—	261	50,806	4,509	55,576	—
	$4,398	$1,263	$1,861	$7,522	$3,406,732	$100,392	$3,514,646	$534

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

March 31, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,474,358	$29,114	$35,082	$32,621	$1,571,175
Unsecured	97,512	8	167	1,225	98,912
Real estate:
Secured by commercial properties	1,076,039	5,835	1,775	29,492	1,113,141
Secured by residential properties	413,626	—	5,885	2,709	422,220
Construction and land development:
Residential construction loans	67,921	—	—	—	67,921
Commercial construction loans and land development	299,760	280	3,803	15,618	319,461
Consumer	50,348	—	37	3,731	54,116
	$3,479,564	$35,237	$46,749	$85,396	$3,646,946

December 31, 2013	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,450,734	$16,840	$29,021	$35,372	$1,531,967
Unsecured	103,674	12	169	1,444	105,299
Real estate:
Secured by commercial properties	1,038,930	4,436	1,395	36,255	1,081,016
Secured by residential properties	367,758	—	5,484	2,995	376,237
Construction and land development:
Residential construction loans	65,079	—	—	—	65,079
Commercial construction loans and land development	275,808	3,384	463	19,817	299,472
Consumer	51,052	1	14	4,509	55,576
	$3,353,035	$24,673	$36,546	$100,392	$3,514,646

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

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that the Company will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan or portion thereof is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses. Any subsequent recovery of charged-off loans is added back to the allowance for loan losses. The Bank’s loan portfolio is designated into two populations: acquired loans and originated loans. The allowance for loan losses is calculated separately for acquired and originated loans.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At March 31, 2014 and December 31, 2013, there were no material delinquencies in these types of loans.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended March 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$16,865	$8,331	$7,957	$88	$33,241
Provision charged to operations	(57)	1,319	17	109	1,388
Loans charged off	(807)	—	—	(74)	(881)
Recoveries on charged off loans	725	32	122	18	897
Balance, end of period	$16,726	$9,682	$8,096	$141	$34,645

	Commercial and		Construction and
Three months ended March 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,845	$977	$582	$5	$3,409
Provision charged to operations	6,911	2,437	3,597	60	13,005
Loans charged off	(438)	(31)	—	(56)	(525)
Recoveries on charged off loans	494	139	107	8	748
Balance, end of period	$8,812	$3,522	$4,286	$17	$16,637

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$1,930	$2,399	$142	$—	$4,471
Loans collectively evaluated for impairment	1,634,311	1,500,761	371,622	50,385	3,557,079
PCI Loans	33,846	32,201	15,618	3,731	85,396
	$1,670,087	$1,535,361	$387,382	$54,116	$3,646,946

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$2,273	$373	$112	$—	$2,758
Loans collectively evaluated for impairment	1,598,177	1,417,630	344,622	51,067	3,411,496
PCI Loans	36,816	39,250	19,817	4,509	100,392
	$1,637,266	$1,457,253	$364,551	$55,576	$3,514,646

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	13,589	9,153	7,989	141	30,872
PCI Loans	2,716	529	107	—	3,352
	$16,726	$9,682	$8,096	$141	$34,645

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	13,724	7,953	7,918	88	29,683
PCI Loans	2,720	378	39	—	3,137
	$16,865	$8,331	$7,957	$88	$33,241

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Covered Assets and Indemnification Asset

As discussed in Note 2 to the consolidated financial statements, the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of FNB in an FDIC-assisted transaction on September 13, 2013. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. The asset arising from the loss-share agreements, which we refer to as the “FDIC Indemnification Asset,” is measured separately from the covered loan portfolio because the agreements are not contractually embedded in the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

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

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	March 31,	December 31,
	2014	2013
Commercial and industrial	$52,363	$66,943
Real estate	746,454	787,982
Construction and land development	113,631	151,444
Consumer	—	—
Total covered loans	912,448	1,006,369
Allowance for covered loans	(2,665)	(1,061)
Total covered loans, net of allowance	$909,783	$1,005,308

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	March 31,	December 31,
	2014	2013
Carrying amount	$651,927	$729,156
Outstanding balance	940,972	1,022,514

Changes in the accretable yield for the covered PCI loans for the three months ended March 31, 2014 were as follows (in thousands).

Balance, beginning of period	$156,548
Additions	—
Increases in expected cash flows	30,710
Transfer of loans to covered OREO	5,261
Accretion	(16,050)
Balance, end of period	$176,469

Covered PCI loans are summarized by class in the following tables (in thousands). In addition to the covered PCI loans, there were $2.7 million and $0.9 million of additional covered impaired loans at March 31, 2014 and December 31, 2013, respectively.

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
March 31, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Secured	$36,395	$22,110	$132	$22,242	$—
Unsecured	16,577	8,065	903	8,968	883
Real estate:
Secured by commercial properties	505,438	312,576	26,786	339,362	142
Secured by residential properties	280,825	177,719	10,271	187,990	1,548
Construction and land development:
Residential construction loans	5,029	2,363	—	2,363	—
Commercial construction loans and land development	151,091	91,002	—	91,002	—
Consumer	—	—	—	—	—
	$995,355	$613,835	$38,092	$651,927	$2,573

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2013	Principal Balance	No Allowance	Allowance	Investment	Allowance

Commercial and industrial:
Secured	$43,867	$28,520	$—	$28,520	$—
Unsecured	16,280	9,008	882	9,890	882
Real estate:
Secured by commercial properties	528,785	365,306	—	365,306	—
Secured by residential properties	288,859	199,372	—	199,372	—
Construction and land development:
Residential construction loans	8,341	4,705	—	4,705	—
Commercial construction loans and land development	183,117	121,363	—	121,363	—
Consumer	—	—	—	—	—
	$1,069,249	$728,274	$882	$729,156	$882

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in covered PCI loans for the three months ended March 31, 2014 is summarized by class in the following table (in thousands).

Commercial and industrial:
Secured	$25,381
Unsecured	9,429
Real estate:
Secured by commercial properties	352,334
Secured by residential properties	193,681
Construction and land development:
Residential construction loans	3,534
Commercial construction loans and land development	106,183
Consumer	—
$690,542

Covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

`	March 31,	December 31,
	2014	2013
Commercial and industrial:
Secured	$—	$91
Unsecured	882	882
Real estate:
Secured by commercial properties	10,607	40
Secured by residential properties	670	209
Construction and land development:
Residential construction loans	1,898	575
Commercial construction loans and land development	15	—
Consumer	—	—
	$14,072	$1,797

At March 31, 2014, covered non-accrual loans included covered PCI loans of $11.4 million for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income recorded on accruing impaired loans and on non-accrual loans for the three months ended March 31, 2014 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method. Additionally, no acquired covered performing loans have been modified in a TDR.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
March 31, 2014	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More

Commercial and industrial:
Secured	$218	$56	$168	$442	$13,045	$22,242	$35,729	$168
Unsecured	98	71	—	169	7,497	8,968	16,634	—
Real estate:
Secured by commercial properties	356	—	455	811	62,282	339,362	402,455	379
Secured by residential properties	2,190	584	995	3,769	152,240	187,990	343,999	419
Construction and land development:
Residential construction loans	730	858	1,399	2,987	1,850	2,363	7,200	85
Commercial construction loans and land development	43	66	—	109	15,320	91,002	106,431	—
Consumer	—	—	—	—	—	—	—	—
	$3,635	$1,635	$3,017	$8,287	$252,234	$651,927	$912,448	$1,051

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2013	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More

Commercial and industrial:
Secured	$3,904	$10	$81	$3,995	$20,918	$28,520	$53,433	$—
Unsecured	10	259	—	269	3,351	9,890	13,510	—
Real estate:
Secured by commercial properties	999	—	40	1,039	63,780	365,306	430,125	—
Secured by residential properties	1,679	678	209	2,566	155,919	199,372	357,857	—
Construction and land development:
Residential construction loans	1,861	—	576	2,437	5,026	4,705	12,168	—
Commercial construction loans and land development	244	20	—	264	17,649	121,363	139,276	—
Consumer	—	—	—	—	—	—	—	—
	$8,697	$967	$906	$10,570	$266,643	$729,156	$1,006,369	$—

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

March 31, 2014	Pass	Special Mention	Substandard	PCI	Total

Commercial and industrial:
Secured	$13,187	$—	$300	$22,242	$35,729
Unsecured	7,350	—	316	8,968	16,634
Real estate:
Secured by commercial properties	52,598	1,702	8,793	339,362	402,455
Secured by residential properties	150,862	—	5,147	187,990	343,999
Construction and land development:
Residential construction loans	2,853	—	1,984	2,363	7,200
Commercial construction loans and land development	14,926	—	503	91,002	106,431
Consumer	—	—	—	—	—
	$241,776	$1,702	$17,043	$651,927	$912,448

December 31, 2013	Pass	Special Mention	Substandard	PCI	Total

Commercial and industrial:
Secured	$24,152	$—	$761	$28,520	$53,433
Unsecured	3,040	—	580	9,890	13,510
Real estate:
Secured by commercial properties	59,343	3,310	2,166	365,306	430,125
Secured by residential properties	155,439	—	3,046	199,372	357,857
Construction and land development:
Residential construction loans	6,087	—	1,376	4,705	12,168
Commercial construction loans and land development	17,806	—	107	121,363	139,276
Consumer	—	—	—	—	—
	$265,867	$3,310	$8,036	$729,156	$1,006,369

The Bank’s impairment methodology for the covered loans is consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. To the extent there is experienced or projected credit deterioration on the acquired covered loan pools subsequent to amounts estimated at the previous quarterly recast date and expected cash flows for a loan or pool decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan or pool increase, any previously established allowance for loan losses is

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan. Additionally, provision for credit losses will be recorded on advances on covered loans subsequent to the acquisition date in a manner consistent with the allowance for non-covered loan losses. These provisions will be partially offset by an increase to the FDIC Indemnification Asset in an amount equal to the FDIC’s loss sharing percentage under the loss-share agreements, which is recognized in noninterest income within the consolidated statement of operations.

Changes in the allowance for covered loan losses for the three months ended March 31, 2014, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,053	$8	$—	$—	$1,061
Provision charged to operations	(30)	1,732	152	—	1,854
Loans charged off	(91)	(44)	(115)	—	(250)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$932	$1,696	$37	$—	$2,665

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$1,385	$—	$1,385
Loans collectively evaluated for impairment	21,153	219,102	18,881	—	259,136
PCI Loans	31,210	527,352	93,365	—	651,927
	$52,363	$746,454	$113,631	$—	$912,448

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	28,533	223,304	25,376	—	277,213
PCI Loans	38,410	564,678	126,068	—	729,156
	$66,943	$787,982	$151,444	$—	$1,006,369

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	49	6	37	—	92
PCI Loans	883	1,690	—	—	2,573
	$932	$1,696	$37	$—	$2,665

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	171	8	—	—	179
PCI Loans	882	—	—	—	882
	$1,053	$8	$—	$—	$1,061

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Covered Other Real Estate Owned

A summary of the activity in covered OREO for the three months ended March 31, 2014 is as follows (in thousands).

Balance, beginning of period	$142,833
Additions to covered OREO	23,190
Dispositions of covered OREO	(13,282)
Valuation adjustments in the period	(431)
Balance, end of period	$152,310

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset for the three months ended March 31, 2014 is as follows (in thousands).

Balance, beginning of period	$188,291
FDIC Indemnification Asset accretion (amortization)	1,357
Transfers to due from FDIC and other	(912)
Balance, end of period	$188,736

7. Mortgage Servicing Rights

The following table presents the change in fair value of the Company’s MSR (dollars in thousands).

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$20,149	$2,080
Additions	7,432	2,125
Changes in fair value:
Due to changes in model inputs or assumptions (1)	2,764	300
Due to customer payments	(406)	(75)
Balance, end of period	$29,939	$4,430

Mortgage loans serviced for others	$2,692,730	$602,771
MSR as a percentage of serviced mortgage loans	1.11%	0.73%

(1)	Primarily represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR were as follows.

	Three Months Ended March 31,
	2014	2013
Weighted average constant prepayment rate	9.92%	12.53%
Weighted average discount rate	11.58%	20.27%
Weighted average life (in years)	7.4	6.6

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A sensitivity analysis of the fair value of the Company’s MSR to certain key assumptions is presented in the following table (in thousands).

	March 31,	December 31,
	2014	2013
Constant prepayment rate:
Impact of 10% adverse change	$(678)	$(601)
Impact of 20% adverse change	(1,313)	(1,170)
Discount rate:
Impact of 100 basis point adverse change	(792)	(631)
Impact of 200 basis point adverse change	(1,520)	(1,236)

This sensitivity analysis presents the effect of hypothetical changes in key assumptions on the fair value of the MSR. The effect of such hypothetical change in assumptions generally cannot be extrapolated because the relationship of the change in one key assumption to the change in the fair value of the MSR is not linear. In addition, in the analysis, the impact of an adverse change in one key assumption is calculated independent of any impact on other assumptions. In reality, changes in one assumption may change another assumption.

During the three months ended March 31, 2014 and 2013, contractually specified servicing fees, late fees and ancillary fees earned of $2.2 million and $0.3 million, respectively, were included in other noninterest income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2014	2013
Noninterest-bearing demand	$1,748,391	$1,773,749
Interest-bearing:
NOW accounts	1,226,645	1,083,596
Money market	932,417	878,578
Brokered - money market	279,733	276,760
Demand	48,703	47,636
Savings	298,082	357,325
Time	1,968,938	2,110,947
Brokered - time	160,267	194,327
	$6,663,176	$6,722,918

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2014	2013
Federal funds purchased	$193,275	$137,225
Securities sold under agreements to repurchase	158,931	107,462
Federal Home Loan Bank notes	—	—
Short-term bank loans	139,200	97,400
	$491,406	$342,087

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

	Three Months Ended March 31,
	2014	2013
Average balance during the period	$343,233	$328,521
Average interest rate during the period	0.18%	0.21%

	March 31,	December 31,
	2014	2013
Average interest rate at end of period	0.16%	0.16%
Securities underlying the agreements at end of period
Carrying value	$166,472	$144,991
Estimated fair value	$162,932	$138,719

Federal Home Loan Bank (“FHLB”) notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following tables (dollars in thousands).

	Three Months Ended March 31,
	2014	2013
Average balance during the period	$8	$34,174
Average interest rate during the period	0.13%	0.09%

	March 31,	December 31,
	2014	2013
Average interest rate at end of period	—	—

FSC uses short-term bank loans periodically to finance securities owned, customers’ margin accounts and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at March 31, 2014 and December 31, 2013 was 1.13% and 1.15%, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective rate was 36.2% and 36.5% for the three months ended March 31, 2014 and 2013, respectively.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. There were no uncertain tax positions at March 31, 2014 and December 31, 2013.

The Company files income tax returns in U.S. federal and several U.S. state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. Excluding those entities acquired as a part of the PlainsCapital Merger, the Company has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2010, and is under no federal or state tax audits at March 31, 2014. PlainsCapital has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2011, and is under no federal or state tax audits at March 31, 2014.

For the majority of tax jurisdictions, the Company is no longer subject to federal, state or local income tax examinations by tax authorities for years prior to 2010.

11. Commitments and Contingencies

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

The Company is involved in information-gathering requests and investigations (both formal and informal), as well as reviews, examinations and proceedings (collectively, “Inquiries”) by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding its business, business practices and policies, as well as the conduct of persons with whom it does business. Additional Inquiries will arise from time to time. In connection with those

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Inquiries, the Company receives document requests, subpoenas and other requests for information. The Inquiries, including those described below, could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on the Company’s consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in the Company’s business practices, and could result in additional expenses and collateral costs, including reputational damage.

Hilltop, Peruna LLC (wholly owned subsidiary of Hilltop), SWS and the individual members of the board of directors of SWS, including Gerald J. Ford, have been named as defendants in two purported shareholder class action lawsuits arising out of the proposed acquisition of SWS by Hilltop, which acquisition was announced on April 1, 2014. Both lawsuits were filed in Delaware Chancery Court (Joseph Arceri v. SWS Group, Inc. et al and Chaile Steinberg v. SWS Group, Inc. et al filed April 8, 2014 and April 11, 2014, respectively). The lawsuits allege claims for breach of fiduciary duty by the individual directors of SWS, and claims against Hilltop for aiding and abetting that breach of fiduciary duty. Both actions seek to enjoin the proposed acquisition. Hilltop believes that the claims are without merit and intends to vigorously defend against these actions.

As a part of an industry-wide inquiry, PrimeLending has received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration. PrimeLending is cooperating with this Inquiry.

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

At March 31, 2014 and December 31, 2013, the mortgage origination segment’s indemnification liability reserve totaled $21.0 million and $21.1 million, respectively. The provision for indemnification losses was $0.6 million and $1.0 million during the three months ended March 31, 2014 and 2013, respectively.

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

	Representation and Warranty Specific Claims Activity - Origination Loan Balance
	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$51,912	$39,693
Claims made	10,044	11,620
Claims resolved with no payment	(4,458)	(7,820)
Repurchases	(4,878)	(1,651)
Indemnification payments	(691)	(612)
Balance, end of period	$51,929	$41,230

	Indemnification Liability Reserve Activity
	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$21,121	$18,964
Additions for new sales	560	956
Repurchases	(504)	(41)
Early payment defaults	(21)	(95)
Indemnification payments	(181)	(219)
Change in estimate	—	136
Balance, end of period	$20,975	$19,701

Reserve for Indemnification Liability:
Specific claims	$12,482
Incurred but not reported claims	8,493
Total	$20,975

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.2 billion at March 31, 2014 and outstanding financial and performance standby letters of credit of $42.9 million at March 31, 2014.

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

13. Stock-Based Compensation

Pursuant to the Hilltop Holdings 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Upon the approval by stockholders and effectiveness of the 2012 Plan in September 2012, no additional awards were permissible under the 2003 Equity Incentive Plan (the “2003 Plan”). In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At March 31, 2014, 3,361,277 shares of common stock remain available for issuance pursuant to the 2012 Plan.

During January 2014 and February 2014, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 156,077 restricted stock units (“RSUs”) pursuant to the 2012 Plan. A total of 86,040 of these RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and the remaining RSUs vest based upon the achievement of certain performance goals over a three-year period. These RSUs are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The weighted average grant date fair value related to these RSUs was $23.76 per share. At March 31, 2014, unrecognized compensation expense related to these RSUs was $3.6 million, which will be amortized through February 2017. The RSUs are not transferable, and the shares of common stock issuable upon conversion of vested RSUs are generally subject to transfer restrictions for a period of one year following conversion, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During 2013, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees a total of 471,000 restricted shares of common stock (“Restricted Stock Awards”) pursuant to the 2012 Plan. These Restricted Stock Awards generally cliff vest on the third anniversary of the grant date and are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The weighted average grant date fair value related to these Restricted Stock Awards was $13.32 per share. At March 31, 2014, unrecognized compensation expense related to these Restricted Stock Awards was $4.3 million, which will be amortized through September 2016. The award agreements governing these Restricted Stock Awards provide for accelerated vesting under certain conditions.

During the three months ended March 31, 2014, Hilltop granted 2,303 shares of common stock to independent members of the Company’s Board of Directors for service rendered to the Company during the respective periods. There were no shares of common stock granted to independent members of the Company’s Board of Directors during the three months ended March 31, 2013.

Stock options granted on November 2, 2011 to two senior executives pursuant to the 2003 Plan to purchase an aggregate of 600,000 shares of the Company’s common stock (the “Stock Option Awards”) at an exercise price of $7.70 per share were outstanding at March 31, 2014. These Stock Option Awards vest in five equal installments beginning on the grant date, with the remainder vesting on each grant date anniversary through 2015. At March 31, 2014, unrecognized compensation expense related to these Stock Option Awards was $0.1 million, which will be amortized on a straight-line basis through October 2015. Additionally, these Stock Option Awards expire on November 2, 2016.

Compensation expense related to the plans was $0.7 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

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

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Tier 1 capital (to average assets):
Bank	$780,226	9.53%	$327,545	4%	$409,431	5%
Hilltop	1,137,727	13.12%	346,871	4%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	780,226	13.47%	231,644	4%	347,466	6%
Hilltop	1,137,727	18.66%	243,951	4%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	818,760	14.14%	463,288	8%	579,110	10%
Hilltop	1,178,253	19.32%	487,901	8%	N/A	N/A

December 31, 2013
Tier 1 capital (to average assets):
Bank	$762,364	9.29%	$328,275	4%	$410,344	5%
Hilltop	1,112,424	12.81%	347,480	4%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	762,364	13.38%	227,984	4%	341,976	6%
Hilltop	1,112,424	18.53%	240,159	4%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	797,771	14.00%	455,968	8%	569,960	10%
Hilltop	1,148,736	19.13%	480,318	8%	N/A	N/A

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

Financial Advisory

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. At March 31, 2014, FSC had net capital of $71.5 million (the minimum net capital requirement was $4.8 million), net capital maintained by FSC was 29.8% of aggregate debits, and net capital in excess of the minimum requirement was $66.7 million.

Under certain conditions, FSC may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At March 31, 2014 and December 31, 2013, FSC was not required to segregate cash and securities.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2014 and December 31, 2013.

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”) and the GNMA. On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of March 31, 2014, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

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

A summary of statutory capital and surplus and statutory net income of each insurance subsidiary is as follows (in thousands).

	March 31,	December 31,
	2014	2013
Capital and surplus:
National Lloyds Insurance Company	$104,599	$98,602
American Summit Insurance Company	27,687	26,452

	Three Months Ended March 31,
	2014	2013
Statutory net income:
National Lloyds Insurance Company	$5,986	$3,391
American Summit Insurance Company	1,131	251

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2014, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2013, the most recent date for which the RBC calculation was performed, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required. As of March 31, 2014, management was not aware of any changes in financial condition or structure that would cause the Company’s insurance subsidiaries to not be in compliance with the required RBC ratio.

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments produced a net loss of $1.6 million for the three months ended March 31, 2014 and a net gain of $1.9 million for the three months ended March 31, 2013, which were recorded as a component of net gains from sale of loans and other mortgage production income. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale is discussed in Note 3 to the consolidated financial statements. The fair values of FSC’s derivative instruments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of FSC’s derivatives produced net gains of $2.8 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively, which were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	March 31, 2014		December 31, 2013
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$797,934	$19,244	$602,467	$12,151
Commitments to purchase MBSs	258,015	1,768	236,305	(109)
Commitments to sell MBSs	1,686,208	2,353	1,645,332	11,383
Fee Award Option	20,432	(5,950)	20,432	(5,600)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

16. Balance Sheet Offsetting

Certain financial instruments, including resale and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheets and/or subject to master netting arrangements or similar agreements. The following tables present the assets and liabilities subject to enforceable master netting arrangements, repurchase agreements, or similar agreements with offsetting rights (in thousands).

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2014
Securities borrowed:
Institutional counterparties	$144,936	$—	$144,936	$(144,936)	$—	$—

Forward MBS sale derivatives:
Institutional counterparties	3,111	(758)	2,353	—	13,517	15,870
	$148,047	$(758)	$147,289	$(144,936)	$13,517	$15,870

December 31, 2013
Securities borrowed:
Institutional counterparties	$107,365	$—	$107,365	$(107,365)	$—	$—

Forward MBS sale derivatives:
Institutional counterparties	11,489	(76)	11,413	—	(286)	11,127
	$118,854	$(76)	$118,778	$(107,365)	$(286)	$11,127

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2014
Securities Loaned:
Institutional counterparties	$91,879	$—	$91,879	$(91,879)	$—	$—

Repurchase Agreements:
Customer counterparties	151,945	—	151,945	(151,945)	—	—
Institutional counterparties	6,986	—	6,986	(6,986)	—	—
	$250,810	$—	$250,810	$(250,810)	$—	$—

December 31, 2013
Securities Loaned:
Institutional counterparties	$74,913	$—	$74,913	$(74,913)	$—	$—

Repurchase Agreements:
Customer counterparties	107,462	—	107,462	(107,462)	—	—

Forward MBS Sale Derivatives:
Institutional counterparties	30	—	30	—	(17)	13
	$182,405	$—	$182,405	$(182,375)	$(17)	$13

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

17. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2014	2013
Receivables:
Securities borrowed	$144,936	$107,365
Securities failed to deliver	19,232	7,160
Clearing organizations	10,108	4,698
Due from dealers	166	94
	$174,442	$119,317

Payables:
Securities loaned	$91,879	$74,913
Correspondents	50,268	44,852
Securities failed to receive	17,601	5,523
Clearing organizations	2,140	4,390
	$161,888	$129,678

18. Reserves for Unpaid Losses and Loss Adjustment Expenses

Information regarding the reserve for unpaid losses and losses and loss adjustment expenses (“LAE”) are as follows (in thousands).

	Three Months Ended March 31,
	2014	2013

Balance, beginning of period	$27,468	$34,012
Less reinsurance recoverables	(4,508)	(10,385)
Net balance, beginning of period	22,960	23,627

Incurred related to:
Current period	16,087	21,531
Prior periods	2,250	(346)
Total incurred	18,337	21,185

Payments related to:
Current period	(8,337)	(9,734)
Prior periods	(7,788)	(9,024)
Total payments	(16,125)	(18,758)

Net balance, end of period	25,172	26,054
Plus reinsurance recoverables	3,086	6,016
Balance, end of period	$28,258	$32,070

The decrease in the reserves at March 31, 2014 as compared to March 31, 2013 of $3.8 million is primarily due to recovery of reinsurance recoverables outstanding at March 31, 2013. Prior period adverse development of $2.3 million during the three months ended March 31, 2014 was primarily related to a series of hail storms within the 2012 accident year.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

19. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2014, reinsurance receivables have a carrying value of $4.0 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at March 31, 2014, based on NLC’s quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended March 31,
	2014		2013
	Written	Earned	Written	Earned
Premiums from direct business	$43,770	$42,759	$41,857	$40,546
Reinsurance assumed	2,233	2,020	1,754	1,630
Reinsurance ceded	(4,186)	(4,460)	(4,555)	(4,703)
Net premiums	$41,817	$40,319	$39,056	$37,473

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended March 31,
	2014	2013
Loss and LAE incurred	$17,752	$21,412
Reinsurance recoverables	585	(227)
Net loss and LAE incurred	$18,337	$21,185

Multi-line excess of loss coverage

In addition to the catastrophe reinsurance noted below, both NLIC and ASIC participate in an excess of loss program placed with various reinsurers. This program is limited to each risk with respect to property and liability in the amount of $500,000 for each of NLIC and ASIC. Each of NLIC and ASIC retain $500,000 in this program.

Catastrophic coverage

At March 31, 2014, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $50 million in excess of $50 million loss and $40 million in excess of $100 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At March 31, 2014, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

Additionally, NLC purchased an underlying excess of loss contract that provides $10 million aggregate coverage for sub-catastrophic events. NLC retains a 34% participation in this coverage.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

20. Segment and Related Information

The Company currently has four reportable business segments that are organized primarily by the core products offered to the segments’ respective customers. These segments reflect the manner in which operations are managed and the criteria used by the Company’s chief operating decision maker function to evaluate segment performance, develop strategy and allocate resources. The chief operating decision maker function consists of the President and Chief Executive Officer of the Company and the Chief Executive Officer of PlainsCapital. During the fourth quarter of 2013, we began presenting certain amounts previously allocated to the four reportable business segments under the heading Corporate to better reflect our internal organizational structure. This change had no impact on the Company’s consolidated results of operations. The Company’s historical segment disclosures have been revised to conform to the current presentation.

The banking segment includes the operations of the Bank, which, since September 14, 2013, includes the operations acquired in the FNB Transaction. The mortgage origination segment is composed of PrimeLending. The insurance segment is composed of NLC. The financial advisory segment is composed of First Southwest.

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

		Mortgage		Financial		All Other and	Hilltop
Three Months Ended March 31, 2014	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Net interest income (expense)	$79,572	$(4,139)	$980	$2,629	$1,692	$4,687	$85,421
Provision for loan losses	3,228	—	—	14	—	—	3,242
Noninterest income	16,228	91,763	42,773	24,597	—	(5,261)	170,100
Noninterest expense	60,677	90,632	32,341	27,365	2,188	(574)	212,629
Income (loss) before income taxes	$31,895	$(3,008)	$11,412	$(153)	$(496)	$—	$39,650

		Mortgage		Financial		All Other and	Hilltop
Three Months Ended March 31, 2013	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Net interest income (expense)	$67,624	$(12,003)	$1,059	$3,244	$(131)	$7,468	$67,261
Provision for loan losses	12,966	—	—	39	—	—	13,005
Noninterest income	12,253	146,529	39,376	22,778	—	(7,658)	213,278
Noninterest expense	30,679	122,272	34,267	25,727	2,236	(190)	214,991
Income (loss) before income taxes	$36,232	$12,254	$6,168	$256	$(2,367)	$—	$52,543

March 31, 2014
Goodwill	$207,741	$13,071	$23,988	$7,008	$—	$—	$251,808

Total assets	$8,018,568	$1,045,935	$315,531	$616,743	$1,364,208	$(2,327,553)	$9,033,432

December 31, 2013
Goodwill	$207,741	$13,071	$23,988	$7,008	$—	$—	$251,808

Total assets	$7,981,517	$1,249,091	$308,160	$520,412	$1,316,398	$(2,471,456)	$8,904,122

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

21. Earnings per Common Share

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

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. For the three months ended March 31, 2014, stock options and RSUs are the only potentially dilutive non-participating instruments issued by Hilltop, while potentially dilutive non-participating instruments for the three months ended March 31, 2013 were limited to stock options and the 7.50% Senior Exchangeable Notes due 2025 (the “Notes”), which were called for redemption during the fourth quarter of 2013. Next, we determine and include in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2014	2013
Basic earnings per share:
Income applicable to Hilltop common stockholders	$23,760	$32,370
Less: income applicable to participating shares	(124)	—
Net earnings available to Hilltop common stockholders	$23,636	$32,370

Weighted average shares outstanding - basic	89,707	83,487

Basic earnings per common share	$0.26	$0.39

Diluted earnings per share:
Income applicable to Hilltop common stockholders	$23,760	$32,370
Add: interest expense on senior exchangeable notes (net of tax)	—	—
Net earnings available to Hilltop common stockholders	$23,760	$32,370

Weighted average shares outstanding - basic	89,707	83,487
Effect of potentially dilutive securities	878	256
Weighted average shares outstanding - diluted	90,585	83,743

Diluted earnings per common share	$0.26	$0.39

For the three months ended March 31, 2013, the computation of diluted net earnings per common share did not include 6,208,000 equivalent shares issuable upon conversion of the Notes as the equivalent exchange rate per share was in excess of the average stock price for the noted period.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Recently Issued Accounting Standards

In January 2014, the FASB issued ASU No. 2014-04 to clarify that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The Company is currently evaluating this guidance, but adoption of the amendments is not expected to have a significant effect on its future consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11 to require an entity to present an unrecognized tax benefit, or portion thereof, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendment became effective for the Company on January 1, 2014, and its adoption did not have any effect on the Company’s consolidated financial statements as the amendment is to be applied prospectively to all unrecognized tax benefits that exist at the balance sheet date.

23. Subsequent Events

On April 1, 2014, the Company awarded certain executives and key employees a total of 190,641 RSUs pursuant to the 2012 Plan. These RSUs generally cliff vest on the third anniversary of the grant date and are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the vesting period. The grant date fair value related to these RSUs was $24.06 per share. Total compensation expense related to these RSUs was $4.6 million, which will be amortized through March 2017. The RSUs are not transferable, and the shares of common stock issuable upon conversion of vested RSUs are subject to transfer restrictions for a period of one year following conversion, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

On April 1, 2014, Hilltop filed Articles of Amendment to Hilltop’s charter, as approved by the Board of Directors, increasing the number of authorized shares of common stock from 100,000,000 to 125,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the financial information set forth in the tables herein.

Unless the context otherwise indicates, all references in this Quarterly Report, references to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “FNB” refer to First National Bank, references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company (a wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole and references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole.

FORWARD-LOOKING STATEMENTS

This Quarterly Report and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our pending acquisition of SWS Group, Inc. (“SWS”), our revenue, our liquidity and sources of funding, market trends, operations and business, expectations concerning mortgage loan origination volume, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of loans are forward-looking statements.

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

•                  risks related to our pending acquisition of SWS;

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, please refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” herein and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

OVERVIEW

We are a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. Our primary line of business is to provide business and consumer banking services from offices located throughout Texas. We also provide an array of financial products and services such as mortgage origination, insurance and financial advisory services.

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

On March 31, 2014, we entered into a definitive merger agreement with SWS providing for the merger of SWS with and into a subsidiary of Hilltop formed for the purpose of facilitating this transaction. Under the terms of the merger agreement, SWS stockholders will receive per share consideration of 0.2496 shares of Hilltop common stock and $1.94 of cash, equating to $7.88 per share based on Hilltop’s closing price on March 31, 2014. We intend to fund the cash portion of the consideration through available cash. The merger is subject to customary closing conditions, including regulatory approvals and approval of the stockholders of SWS, and is expected to be completed prior to the end of 2014.

At March 31, 2014, on a consolidated basis, we had total assets of $9.0 billion, total deposits of $6.7 billion, total loans, including loans held for sale, of $5.4 billion and stockholders’ equity of $1.4 billion. Our banking operations include the operations acquired in the FNB Transaction since September 14, 2013.

Segment Information

We have two primary operating business units, PlainsCapital (financial services and products) and NLC (insurance). Within the PlainsCapital unit are three primary wholly owned operating subsidiaries: the Bank, PrimeLending and First Southwest. Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, mortgage origination, insurance and financial advisory. During the fourth quarter of 2013, we began presenting certain amounts previously allocated to the four reportable business segments under the heading Corporate to better reflect our internal organizational structure. This change had no impact on our consolidated results of operations. Our historical segment disclosures and MD&A have been revised to conform to the current presentation. Consistent with the segment operating results during 2013, we anticipate that future revenues will be driven primarily from the banking and mortgage origination segments, with the remainder being generated by our insurance and financial advisory segments. Based on historical results of PlainsCapital Corporation, which we acquired on November 30, 2012, the relative share of total revenue provided by our banking and mortgage origination segments fluctuates depending on market conditions, and operating results for the mortgage origination segment tend to be more volatile than operating results for the banking segment.

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

The insurance segment includes the operations of NLC, which operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”). Insurance segment income is primarily generated from revenue earned on net insurance premiums less loss and loss adjustment expenses (“LAE”) and policy acquisition and other underwriting expenses in Texas and other areas of the southern United States.

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

		Mortgage		Financial		All Other and	Hilltop
Three Months Ended March 31, 2014	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Net interest income (expense)	$79,572	$(4,139)	$980	$2,629	$1,692	$4,687	$85,421
Provision for loan losses	3,228	—	—	14	—	—	3,242
Noninterest income	16,228	91,763	42,773	24,597	—	(5,261)	170,100
Noninterest expense	60,677	90,632	32,341	27,365	2,188	(574)	212,629
Income (loss) before income taxes	$31,895	$(3,008)	$11,412	$(153)	$(496)	$—	$39,650

		Mortgage		Financial		All Other and	Hilltop
Three Months Ended March 31, 2013	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Net interest income (expense)	$67,624	$(12,003)	$1,059	$3,244	$(131)	$7,468	$67,261
Provision for loan losses	12,966	—	—	39	—	—	13,005
Noninterest income	12,253	146,529	39,376	22,778	—	(7,658)	213,278
Noninterest expense	30,679	122,272	34,267	25,727	2,236	(190)	214,991
Income (loss) before income taxes	$36,232	$12,254	$6,168	$256	$(2,367)	$—	$52,543

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $85.4 million in net interest income during the three months ended March 31, 2014, compared with net interest income of $67.2 million during the same period in 2013. The year-over-year increase in net interest income was primarily due to the inclusion of those operations acquired as a part of the FNB Transaction within our banking segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)                                     Income from mortgage operations. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2014 and 2013, we generated $91.5 million and $146.5 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(ii)                                  Net insurance premiums earned.  Through our wholly owned insurance subsidiary, NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $40.3 million in net insurance premiums earned during the three months ended March 31, 2014, compared with $37.5 million during the same period in the prior year.

(iii)                               Investment advisory fees and commissions and securities brokerage fees and commissions.  Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $21.3 million and $22.0 million in investment advisory fees and commissions and securities brokerage fees and commissions during the three months ended March 31, 2014 and 2013, respectively.

In the aggregate, we generated $170.1 million and $213.3 million in noninterest income during the three months ended March 31, 2014 and 2013, respectively. The significant year-over-year decrease in noninterest income was primarily due to the decrease in loan origination volume within our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders for the three months ended March 31, 2014 was $23.8 million, or $0.26 per diluted share, compared to net income applicable to common stockholders of $32.4 million, or $0.39 per diluted share, for the three months ended March 31, 2013.

Certain items included in net income for 2013 and 2014 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”) and the FNB Transaction. Income before taxes for the three months ended March 31, 2014 includes net accretion of $10.0 million and $9.5 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $2.3 million and $0.3 million, respectively. During the three months ended March 31, 2013, income before taxes includes net accretion of $16.1 million on earning assets and liabilities acquired in the PlainsCapital Merger, offset by amortization of identifiable intangibles of $2.5 million.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended March 31,		Year Ended
	2014	2013	December 31, 2013
Performance Ratios:
Return on average stockholders’ equity	7.65%	11.46%	10.48%
Return on average assets	1.14%	1.87%	1.66%
Net interest margin (taxable equivalent) (1)	4.62%	4.35%	4.47%

(1) Taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended March 31, 2014, the consolidated taxable equivalent net interest margin of 4.62% was impacted by PlainsCapital Merger related accretion of discount on loans of $10.8 million, amortization of premium on acquired securities of $1.0 million and amortization of premium on acquired time deposits of $0.2 million. Additionally, FNB Transaction related accretion of discount on loans of $7.2 million and amortization of premium on acquired time deposits of $2.3 million also impacted the consolidated taxable equivalent net interest margin during the three months ended March 31, 2014. These items increased the consolidated taxable equivalent net interest margin by 95 basis points for the three months ended March 31, 2014. The consolidated taxable equivalent net interest margin was 4.35% for the three months ended March 31, 2013. The taxable equivalent net interest margin for the first quarter of 2013 was impacted by PlainsCapital Merger related accretion of discount on loans of $16.9 million, amortization of premium on acquired securities of $1.9 million and amortization of premium on acquired time deposits of $1.1 million. These items increased the consolidated taxable equivalent interest margin by 95 basis points for the three months ended March 31, 2013.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2014			2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets Loans, gross (1)	$5,068,892	$79,744	6.29%	$4,207,871	$64,886	6.17%
Investment securities - taxable	1,122,241	7,588	2.71%	900,422	5,863	2.64%
Investment securities - non-taxable (2)	183,143	1,861	4.06%	218,343	2,024	3.71%
Federal funds sold and securities purchased under agreements to resell	26,336	19	0.29%	10,195	21	0.84%
Interest-bearing deposits in other financial institutions	966,921	595	0.25%	747,242	333	0.25%
Other	188,276	2,640	5.67%	154,560	2,105	5.52%
Interest-earning assets, gross	7,555,809	92,447	4.90%	6,238,633	75,232	4.84%
Allowance for loan losses	(36,861)			(6,776)
Interest-earning assets, net	7,518,948			6,231,857
Noninterest-earning assets	1,432,519			882,998
Total assets	$8,951,467			$7,114,855

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,949,212	$3,759	0.31%	$3,558,091	$3,450	0.39%
Notes payable and other borrowings	664,072	2,648	1.60%	850,418	3,893	1.85%
Total interest-bearing liabilities	5,613,284	6,407	0.46%	4,408,509	7,343	0.67%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,721,403			1,190,779
Other liabilities	285,121			356,538
Total liabilities	7,619,808			5,955,826
Stockholders’ equity	1,331,243			1,158,292
Noncontrolling interest	416			737
Total liabilities and stockholders’ equity	$8,951,467			$7,114,855

Net interest income (2)		$86,040			$67,889
Net interest spread (2)			4.44%			4.17%
Net interest margin (2)			4.62%			4.35%

(1) Average balance includes non-accrual loans.

(2) Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.6 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.

On a consolidated basis, net interest income increased $18.2 million during the three months ended March 31, 2014, compared with the same period in 2013. This increase was primarily due to the inclusion of those operations acquired as a part of the FNB Transaction within our banking segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, primarily in the banking segment, was $3.2 million and $13.0 million during the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $1.3 million and $12.6 million, respectively, and purchased credit impaired (“PCI”) loans of $1.9 million and $0.4 million, respectively.

Consolidated noninterest income decreased $43.2 million during the three months ended March 31, 2014, compared with the same period in 2013. This decrease was primarily related to the reduction in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment of $55.0 million, slightly offset by increases in noninterest income in our banking, insurance and financial advisory segments.

Our consolidated noninterest expense during the three months ended March 31, 2014 decreased $2.4 million, compared with the same period in 2013. This year-over-year decrease included a significant decrease in noninterest expenses within our mortgage origination segment of $31.6 million primarily due to variable compensation tied to mortgage loan originations, which was offset by a significant increase in noninterest expenses within our banking segment of $30.0 million primarily due to the inclusion of those operations acquired as part of the FNB Transaction. Changes between periods within the major components of noninterest expense included decreases of $9.8 million in employees’ compensation and benefits and $2.8 million in loss and loss adjustment expenses, significantly offset by increases of $6.9 million in occupancy and equipment and $2.4 million in other expenses.

Consolidated income tax expense during the three months ended March 31, 2014 and 2013 was $14.4 million and $19.2 million, respectively, reflecting effective rates of 36.2% and 36.5%, respectively. The year-over-year decrease in income tax expense was primarily due to the reduction in operating income generated by our mortgage origination segment.

Segment Results

Banking Segment

Income before income taxes in our banking segment for the three months ended March 31, 2014 and 2013 was $31.9 million and $36.2 million, respectively, and was primarily driven by net interest income of $79.6 million and $67.6 million, respectively, offset by noninterest expenses of $60.7 million and $30.7 million, respectively.

At March 31, 2014, the Bank exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 14.14%, Tier 1 capital to risk weighted assets ratio of 13.47% and a Tier 1 capital to average assets, or leverage, ratio of 9.53%. At March 31, 2014, the Bank was also considered to be “well-capitalized” under regulatory requirements without giving effect to the final Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended March 31,		Year Ended
	2014	2013	December 31, 2013
Performance Ratios:
Efficiency ratio (1)	63.34%	38.41%	42.58%
Return on average assets	1.04%	1.60%	1.78%
Net interest margin (taxable equivalent) (2)	4.80%	5.30%	5.17%

(1) Noninterest expenses divided by the sum of total noninterest income and net interest income for the period.

(2) Taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended March 31, 2014, the banking segment’s taxable equivalent net interest margin of 4.80% was impacted by PlainsCapital Merger related accretion of discount on loans of $10.8 million, amortization of premium on acquired securities of $1.0 million and amortization of premium on acquired time deposits of $0.2 million. Additionally, FNB Transaction related accretion of discount on loans of $7.2 million and amortization of premium on acquired time deposits of $2.3 million also impacted the banking segment’s taxable equivalent net interest margin during the three months ended March 31, 2014. These items increased the banking segment’s taxable equivalent net interest margin by 106 basis points for the three months ended March 31, 2014. The banking segment’s taxable equivalent net interest margin for the three months ended March 31, 2013 of 5.30% was impacted by PlainsCapital Merger related accretion of discount on loans of $16.9 million, amortization of premium on acquired securities of $1.9 million and amortization of premium on acquired time deposits of $1.1 million. These items increased the banking segment’s taxable equivalent interest margin by 124 basis points for three months ended March 31, 2013.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2014			2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets Loans, gross (1)	$4,246,133	$70,721	6.66%	$2,899,961	$53,809	7.42%
Subsidiary warehouse lines of credit	636,700	6,932	4.35%	981,524	13,887	5.66%
Investment securities - taxable	896,669	4,395	1.96%	686,942	2,717	1.58%
Investment securities - non-taxable (2)	154,064	1,496	3.88%	166,552	1,429	3.43%
Federal funds sold and securities purchased under agreements to resell	26,336	19	0.29%	8,566	6	0.28%
Interest-bearing deposits in other financial institutions	797,304	513	0.26%	485,292	312	0.26%
Other	29,085	400	5.50%	20,112	165	3.28%
Interest-earning assets, gross	6,786,291	84,476	4.98%	5,248,949	72,325	5.51%
Allowance for loan losses	(36,710)			(6,639)
Interest-earning assets, net	6,749,581			5,242,310
Noninterest-earning assets	1,270,934			814,106
Total assets	$8,020,515			$6,056,416

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,949,973	$3,785	0.31%	$3,497,258	$3,434	0.40%
Notes payable and other borrowings	350,248	326	0.37%	366,315	353	0.39%
Total interest-bearing liabilities (3)	5,300,221	4,111	0.31%	3,863,573	3,787	0.40%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,699,817			1,263,716
Other liabilities	18,518			82,613
Total liabilities	7,018,556			5,209,902
Stockholders’ equity	1,001,959			846,514
Total liabilities and stockholders’ equity	$8,020,515			$6,056,416

Net interest income (2)		$80,365			$68,538
Net interest spread (2)			4.67%			5.11%
Net interest margin (2)			4.80%			5.30%

(1) Average balance includes non-accrual loans.

(2) Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.5 million for each of the three months ended March 31, 2014 and 2013,.

(3) Excludes the allocation of interest expense on PlainsCapital debt of $0.3 million for each of the three months ended March 31, 2014 and 2013.

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

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended March 31,
	2014 v. 2013
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans, gross	$24,982	$(8,070)	$16,912
Subsidiary warehouse lines of credit	(4,879)	(2,076)	(6,955)
Investment securities - taxable	830	848	1,678
Investment securities - non-taxable (2)	(107)	174	67
Federal funds sold and securities purchased under agreements to resell	13	—	13
Interest-bearing deposits in other financial institutions	203	(2)	201
Other	74	161	235
Total interest income (2)	21,116	(8,965)	12,151

Interest expense
Deposits	$1,446	$(1,095)	$351
Notes payable and other borrowings	(16)	(11)	(27)
Total interest expense	1,430	(1,106)	324

Net interest income (2)	$19,686	$(7,859)	$11,827

(1) Changes attributable to both volume and yield/rate are included in yield/rate column.

(2) Annualized taxable equivalent.

Taxable equivalent net interest income increased $11.8 million during the three months ended March 31, 2014, compared with the same period in 2013. Increases in the volume of interest-earning assets, primarily loans acquired in the FNB Transaction, increased taxable equivalent net interest income by $21.1 million, while increases in the volume of interest-bearing liabilities, primarily deposits assumed in the FNB Transaction, reduced taxable equivalent interest income by $1.4 million. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $9.0 million, primarily due to lower yields on the loan portfolio and the subsidiary warehouse lines of credit. Changes in rates paid on interest-bearing liabilities increased taxable equivalent interest income by $1.1 million, primarily due to the acquisition of savings deposits in the FNB Transaction that carry lower average rates than the average rate on the Bank’s savings deposits prior to the FNB Transaction, and the amortization of premiums on time deposits acquired in the FNB Transaction.

The banking segment’s noninterest income was $16.2 million and $12.3 million during the three months ended March 31, 2014 and 2013, respectively. This year-over-year increase in noninterest income was primarily due to the accretion on the amounts receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”) associated with the FNB Transaction. Noninterest income was also negatively affected by changes in intercompany financing charges associated with the lending commitment on the PrimeLending warehouse line of credit.

The banking segment’s noninterest expenses were $60.7 million and $30.7 million during the three months ended March 31, 2014 and 2013, respectively, and were primarily comprised of employees’ compensation and benefits, and occupancy expenses. The significant year-over-year increase in noninterest expenses was primarily due to the inclusion of the operations acquired in the FNB Transaction.

Mortgage Origination Segment

Loss before income taxes in our mortgage origination segment for the three months ended March 31, 2014 was $3.0 million, compared with income before income taxes of $12.3 million during the three months ended March 31, 2013. During the three months ended March 31, 2014 and 2013, operating results for the mortgage origination segment were primarily driven by noninterest income of $91.8 million and $146.5 million, respectively, offset by noninterest expense of $90.6 million and $122.3 million, respectively. Additionally, net interest expense of $4.1 million and $12.0 million during the three months ended March 31, 2014 and 2013, respectively, resulted from interest incurred on a warehouse line of credit held at the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage origination segment originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations (dollars in thousands).

	Three Months Ended	% of	Three Months Ended	% of
	March 31, 2014	Total	March 31, 2013	Total
Mortgage Loan Originations - units	9,152		14,446

Mortgage Loan Originations - volume	$1,866,153		$3,046,263

Mortgage Loan Originations:
Conventional	$1,194,137	63.99%	$1,924,771	63.18%
Government	552,328	29.60%	923,719	30.32%
Jumbo	116,734	6.25%	185,388	6.09%
Other	2,954	0.16%	12,385	0.41%
	$1,866,153	100.00%	$3,046,263	100.00%

Home purchases	$1,468,710	78.70%	$1,609,861	52.85%
Refinancings	397,443	21.30%	1,436,402	47.15%
	$1,866,153	100.00%	$3,046,263	100.00%

Texas	$430,154	23.05%	$657,262	21.58%
California	291,571	15.62%	551,819	18.11%
Florida	93,374	5.00%	110,173	3.62%
North Carolina	91,733	4.92%	174,841	5.74%
Arizona	79,485	4.26%	107,261	3.52%
Ohio	67,080	3.60%	85,615	2.81%
Washington	58,259	3.12%	88,672	2.91%
Missouri	52,246	2.80%	45,615	1.50%
Virginia	50,879	2.73%	132,486	4.35%
All other states	651,372	34.90%	1,092,519	35.86%
	$1,866,153	100.00%	$3,046,263	100.00%

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

Beginning in May 2013 and continuing through the fourth quarter of 2013, mortgage interest rates increased at a pace that, along with other factors, resulted in a 38.7% decrease in the mortgage origination segment’s total loan origination volume during the three months ended March 31, 2014 when compared to the same period in 2013. Home purchases volume during the three months ended March 31, 2014 and 2013 was $1.5 billion and $1.6 billion, respectively, an 8.8% decrease, while refinancing volume decreased from $1.4 billion (47.2% of total loan origination volume) to $397.4 million (21.3% of total loan origination volume) between the same periods. We anticipate that the decrease in refinancing volume as a percentage of total loan origination volume during the three months ended March 31, 2014 compared to the same period in 2013 will continue throughout 2014 and therefore anticipate our mortgage loan origination volumes in 2014 will more closely follow seasonal trends historically experienced by the mortgage origination segment.

While the mortgage origination segment’s total loan origination volume decreased 38.7% during the three months ended March 31, 2014, compared to the same period in 2013, income before income taxes decreased 124.5% between the same periods ($3.0 million loss compared to $12.3 million income). Income before income taxes decreased at a greater rate primarily because segment operating costs included in noninterest expenses, such as employee related (salaries and benefits), occupancy, and administrative expenses, decreased at a lesser rate, approximately 13%, than loan origination volume decreased between the two periods. To address negative trends in loan origination volume resulting from changes in interest rates that began in May 2013, the mortgage origination segment reduced its non-origination employee headcount approximately 22% during the third and fourth quarters of 2013. Salaries and benefits expenses decreased approximately 15% between the first quarters of 2014 and 2013, as the benefits of the headcount reductions in the third and fourth quarters of 2013 were realized. We also engaged in other initiatives to reduce segment operating costs during the third and fourth quarters of 2013 that were primarily responsible for the decrease of approximately 10% in non-employee related expenses between the first quarters of 2014 and 2013. The benefits of the employee reductions and other cost savings initiatives include a decrease in recurring quarterly operating costs of approximately $8 million since the third quarter of 2013. Also impacting the trend in income before taxes, to a lesser extent, was a decrease in loan revenue margins resulting from increased pricing competition.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the first quarter of 2013, the mortgage origination segment retained servicing on approximately 8% of loans sold. This rate was increased to approximately 22% during the third and fourth quarters of 2013, and approximately 37% during the first quarter of 2014. The related mortgage servicing rights (“MSR”) asset was valued at $29.9 million on $2.7 billion of serviced loan volume at March 31, 2014, compared to a value of $20.1 million on $2.0 billion of serviced loan volume at December 31, 2013. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. The mortgage origination segment’s determination on whether to retain or release servicing on mortgage loans it sells is impacted by changes in mortgage interest rates, and refinancing and market activity. We may, from time to time, manage our MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets.

Noninterest income of $91.8 million and $146.5 million for the three months ended March 31, 2014 and 2013, respectively, was comprised of net gains on the sale of loans and other mortgage production income, and mortgage origination fees. Noninterest income decreased 37.4% during the three months ended March 31, 2014 when compared to the same period in 2013, which approximated the 38.7% decrease in loan origination volume experienced during the same periods. Noninterest income included $3.4 million of net gains and $3.5 million of net losses during the three months ended March 31, 2014 and 2013, respectively, resulting from changes in the fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale, and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. Since the total volume of IRLCs and mortgage loans held for sale was relatively unchanged between December 31, 2013 and March 31, 2014, the gain during the three months ended March 31, 2014 was primarily the result of an increase in the average value of individual IRLCs and mortgage loans held for sale since December 31, 2013.

Noninterest expenses were $90.6 million and $122.3 million for the three months ended March 31, 2014 and 2013, respectively. Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred. Compensation that varies with the volume of mortgage loan originations and overall segment profitability decreased $16.2 million during the three months ended March 31, 2014, as compared to the same period in 2013, and comprised approximately 52% and 58% of the total employees’ compensation and benefits expenses during the three months ended March 31, 2014 and 2013, respectively. In addition, employee salaries and benefits decreased $5.1 million during the three months ended March 31, 2014, as compared to the same period in 2013, primarily as a result of headcount reductions in the third and fourth quarters of 2013. The mortgage origination segment records unreimbursed closing costs when it pays a customer’s closing costs in return for the customer choosing to accept a higher interest rate on the customer’s mortgage loan. Unreimbursed closing costs during the three months ended March 31, 2014 and 2013 were $5.2 million and $10.4 million, respectively.

Between January 1, 2005, and March 31, 2014, the mortgage origination segment sold mortgage loans totaling $58.3 billion. These loans were sold under sales contracts that generally include provisions which hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2005, it has not experienced, nor does it anticipate experiencing, significant losses on loans originated prior to 2005 as a result of investor claims under these provisions of its sales contracts.

When an investor claim for indemnification of a loan sold is made, we evaluate the claim and determine if the claim can be satisfied through additional documentation or other deliverables. If the claim cannot be satisfied in that matter, we negotiate with the investor to reach a settlement of the claim. Settlements typically result in either the repurchase of a loan or reimbursement to the investor for losses incurred on the loan. Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2005, and March 31, 2014 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$133,843	0.23%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	178,137	0.31%	22,880	0.04%
	$311,980	0.54%	$22,880	0.04%

(1) Losses incurred include refunded purchased servicing rights.

At March 31, 2014 and December 31, 2013, the mortgage origination segment’s indemnification liability reserve totaled $21.0 million and $21.1 million, respectively. The related provision for indemnification losses was $0.6 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

Insurance Segment

Income before income taxes in our insurance segment was $11.4 million during the three months ended March 31, 2014, compared with income before income taxes of $6.2 million during the three months ended March 31, 2013. The insurance segment is subject to claims arising out of severe weather, the incidence and severity of which are inherently unpredictable. Generally, the insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

The insurance segment’s results during the three months ended March 31, 2014 and 2013 resulted in combined ratios of 77.5% and 88.7%, respectively. The year-over-year improvement in the combined ratio was primarily driven by the increase in earned premiums and improvement in our claims loss experience. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of the loss and LAE ratio and the underwriting expense ratio, which are discussed in more detail below.

Noninterest income of $42.8 million and $39.4 million during the three months ended March 31, 2014 and 2013, respectively, included net insurance premiums earned of $40.3 million and $37.5 million, respectively. The increase in earned premiums is primarily attributable to volume and, to a lesser extent, rate increases in homeowners and mobile home products.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2014	2013	2014 vs 2013
Direct Insurance Premiums Written:
Homeowners	$18,583	$18,543	$40
Fire	13,835	13,052	783
Mobile Home	10,219	9,083	1,136
Commercial	1,087	1,135	(48)
Other	46	44	2
	$43,770	$41,857	$1,913

Total direct insurance premiums written for our three largest insurance product lines increased by $2.0 million during the three months ended March 31, 2014, compared to the same period in 2013. These increases were due to growth in our core insurance products.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2014	2013	2014 vs 2013
Net Insurance Premiums Earned:
Homeowners	$17,118	$16,601	$517
Fire	12,745	11,685	1,060
Mobile Home	9,413	8,132	1,281
Commercial	1,001	1,016	(15)
Other	42	39	3
	$40,319	$37,473	$2,846

Net insurance premiums earned during the three months ended March 31, 2014 increased compared to the same period in 2013, primarily due to the increases in direct insurance premiums written of $1.9 million and premiums assumed of $0.5 million, while also improving due to a decrease in ceded insurance premiums during the same periods.

Noninterest expenses of $32.3 million and $34.3 million during the three months ended March 31, 2014 and 2013, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended March 31, 2014 was $18.3 million, compared to $21.2 million during the same period in 2013. As a result, the loss and LAE ratio during the three months ended March 31, 2014 and 2013 was 45.5% and 56.5%, respectively. The year-over-year ratio improvement was primarily a result of growth of earned premium and improved claims loss experience.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

Policy acquisition and other underwriting expenses were as follows (dollars in thousands).

	Three Months Ended March 31,		Variance
	2014	2013	2014 vs 2013
Amortization of deferred policy acquisition costs	$10,197	$9,614	$583
Other underwriting expenses	3,380	3,025	355
Total	13,577	12,639	938
Agency expenses	(690)	(569)	(121)
Total less agency expenses	$12,887	$12,070	$817
Net insurance premiums earned	$40,319	$37,473	$2,846
Expense ratio	32.0%	32.2%	-0.2%

During 2013, the insurance segment initiated a review of the pricing of its primary products in each state of operation utilizing a consulting actuarial firm to supplement normal review processes. Rate filings have been made for certain products in several states for increases effective in 2014, and the process will continue through the remainder of the insurance segment’s products and states in which it operates. Concurrently, business concentrations were reviewed and actions initiated, including cancellation of agents, non-renewal of policies and cessation of new business writing on certain products in problematic geographic areas. We expect that these actions will reduce the rate of premium growth for 2014 when compared with the patterns exhibited in prior years. However, we expect the reduced exposure to volatile weather to improve our loss experience during 2014.

Financial Advisory Segment

Loss before income taxes in our financial advisory segment for the three months ended March 31, 2014 was $0.2 million, compared with income before income taxes of $0.3 million during the three months ended March 31, 2013. Higher interest rates along with increased volatility in fixed income markets have resulted in reduced sales of fixed income securities to institutional customers.

The financial advisory segment had net interest income of $2.6 million and $3.2 million during the three months ended March 31, 2014 and 2013, respectively, consisting of securities lending activity, customer margin loan balances and investment securities used to support sales, underwriting and other customer activities.

The majority of the financial advisory segment’s noninterest income for the three months ended March 31, 2014 and 2013 of $24.6 million and $22.8 million, respectively, was generated from fees and commissions earned from investment advisory and securities brokerage activities of $21.3 million and $22.0 million, respectively. The financial advisory segment participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain clients and sells TBAs. Changes in the fair values of these derivative instruments during the three months ended March 31, 2014 and 2013 produced net gains of $2.8 million and $1.8 million, respectively. Changes in the fair value of the financial advisory segment’s trading portfolio, which is used to support sales, underwriting and other customer activities, produced gains of $0.4 million during the three months ended March 31, 2014 and losses of $1.0 million during the three months ended March 31, 2013.

Noninterest expenses were $27.4 million and $25.7 million for the three months ended March 31, 2014 and 2013, respectively. Employees’ compensation and benefits accounted for the majority of the increase in noninterest expenses primarily due to increases in compensation costs that vary with noninterest income.

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

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have available cash resources to utilize in making acquisitions. Investment and interest income earned, primarily from available cash and available-for-sale securities, including our note receivable from SWS, was $1.7 million and $1.6 million during the three months ended March 31, 2014 and 2013, respectively.

Interest expense of $1.7 million during the three months ended March 31, 2013 was due to interest costs associated with the 7.50% Senior Exchangeable Notes due 2025 of HTH Operating Partnership LP, a wholly owned subsidiary of Hilltop, which were called for redemption during the fourth quarter of 2013.

Noninterest expenses of $2.2 million during each of the three months ended March 31, 2014 and 2013 primarily include compensation and benefits and professional fees.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2014 as compared to December 31, 2013.

Securities Portfolio

At March 31, 2014, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities, a note receivable and a warrant. We have the ability to categorize investments as trading, available for sale, and held to maturity.

Our securities portfolio consists of two major components: trading securities and securities available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value, marked to market through operations and held at the Bank and First Southwest. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost.

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2014	2013
Trading securities, at fair value	$53,350	$58,846

Securities available for sale, at fair value
U.S. Treasury securities	63,670	43,528
U.S. government agencies:
Bonds	667,128	662,732
Residential mortgage-backed securities	58,545	60,087
Collateralized mortgage obligations	113,832	120,461
Corporate debt securities	100,151	76,608
States and political subdivisions	152,585	156,835
Commercial mortgage-backed securities	687	760
Equity securities	24,663	22,079
Note receivable	48,582	47,909
Warrant	15,516	12,144
	1,245,359	1,203,143
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	29,582	—
States and political subdivisions	1,399	—
	30,981	—
Total securities portfolio	$1,329,690	$1,261,989

We had net unrealized losses of $25.3 million and $53.7 million related to the available for sale investment portfolio at March 31, 2014 and December 31, 2013, respectively. The significant decrease in the net unrealized loss position of our available for sale investment portfolio during the first quarter of 2014 was due to the effects of a decrease in market interest rates since December 31, 2013 that resulted in an increase in the fair value of our debt securities.

The market value of securities held to maturity at March 31, 2014 approximated book value.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2014, the banking segment’s securities portfolio of $1.1 billion was comprised of trading securities of $20.9 million, available for sale securities of $1.1 billion and held to maturity securities of $31.0 million.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At March 31, 2014, the insurance segment’s securities portfolio was comprised of $151.8 million in available for sale securities and $5.5 million of other investments included in other assets within the consolidated balance sheet.

Financial Advisory Segment

Our financial advisory segment holds securities to support sales, underwriting and other customer activities. Because FSC is a broker-dealer, it is required to carry its securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, FSC classifies its securities portfolio of $32.4 million at March 31, 2014 as trading.

Corporate

Available for sale securities of Hilltop at March 31, 2014 include the note receivable from, and warrant to purchase shares of SWS, of $64.1 million, and equity securities of $11.0 million representing those shares of SWS common stock held by Hilltop.

Non-Covered Loan Portfolio

Consolidated non-covered loans held for investment are detailed in the table below, classified by portfolio segment and segregated between those considered to be PCI loans and all other originated or acquired loans (in thousands). PCI loans showed evidence of credit deterioration that makes it probable that all contractually required principal and interest payments will not be collected.

	Loans, excluding	PCI	Total
March 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$1,636,241	$33,846	$1,670,087
Real estate	1,503,160	32,201	1,535,361
Construction and land development	371,764	15,618	387,382
Consumer	50,385	3,731	54,116
Non-covered loans, gross	3,561,550	85,396	3,646,946
Allowance for loan losses	(31,293)	(3,352)	(34,645)
Non-covered loans, net of allowance	$3,530,257	$82,044	$3,612,301

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$1,600,450	$36,816	$1,637,266
Real estate	1,418,003	39,250	1,457,253
Construction and land development	344,734	19,817	364,551
Consumer	51,067	4,509	55,576
Non-covered loans, gross	3,414,254	100,392	3,514,646
Allowance for loan losses	(30,104)	(3,137)	(33,241)
Non-covered loans, net of allowance	$3,384,150	$97,255	$3,481,405

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $4.1 billion and $4.3 billion at March 31, 2014 and December 31, 2013, respectively. The banking segment’s non-covered loan portfolio includes a $1.3 billion warehouse line of credit extended to PrimeLending, of which $0.8 billion and $1.0 billion was drawn at March 31, 2014 and December 31, 2013, respectively, as well as term loans to First Southwest that had an outstanding balance of $23.0 million at March 31, 2014 and December 31, 2013. Amounts advanced against the warehouse line of credit and the First Southwest term loans are eliminated from net loans on our consolidated balance sheets. The decrease in the non-covered loan portfolio is primarily due to the decrease in the amount drawn under PrimeLending’s warehouse line of credit.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. At March 31, 2014, the banking segment’s only non-covered loan concentration (loans to borrowers engaged in similar activities) that exceeded 10% of its total non-covered loans was non-construction commercial real estate loans within the non-covered real estate portfolio. At March 31, 2014, non-construction commercial real estate loans were 28.75% of the banking segment’s total non-covered loans. The banking segment’s non-covered loan concentrations were within regulatory requirements at March 31, 2014.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $0.9 billion and $1.1 billion at March 31, 2014 and December 31, 2013, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are as follows (in thousands).

	March 31,	December 31,
	2014	2013
Loans held for sale:
Unpaid principal balance	$860,527	$1,066,850
Fair value adjustment	26,073	21,555
	$886,600	$1,088,405

Pipeline loans:
Unpaid principal balance	$797,934	$602,467
Fair value adjustment	19,244	12,151
	$817,178	$614,618

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents.  These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as FSC’s internal policies. The financial advisory segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $315.0 million and $281.6 million at March 31, 2014 and December 31, 2013, respectively. This increase was primarily attributable to increased borrowings in margin accounts held by FSC customers and correspondents.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

In connection with the FNB Transaction, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. The banking segment’s portfolio of acquired covered loans had a fair value of $1.1 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses.

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
March 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$21,153	$31,210	$52,363
Real estate	219,102	527,352	746,454
Construction and land development	20,266	93,365	113,631
Consumer	—	—	—
Covered loans, gross	260,521	651,927	912,448
Allowance for loan losses	(92)	(2,573)	(2,665)
Covered loans, net of allowance	$260,429	$649,354	$909,783

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$28,533	$38,410	$66,943
Real estate	223,304	564,678	787,982
Construction and land development	25,376	126,068	151,444
Consumer	—	—	—
Covered loans, gross	277,213	729,156	1,006,369
Allowance for loan losses	(179)	(882)	(1,061)
Covered loans, net of allowance	$277,034	$728,274	$1,005,308

At March 31, 2014, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were construction and land development loans, non-construction residential real estate loans, and non-construction commercial real estate loans. At March 31, 2014, construction and land development loans, non-construction residential real estate loans, and non-construction commercial real estate loans were 12.45%, 31.58% and 38.88%, respectively, of the banking segment’s total covered loans. The banking segment’s covered loan concentrations were within regulatory requirements at March 31, 2014.

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

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At March 31, 2014, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at March 31, 2014, additional provisions for losses on existing loans may be necessary in the future. Within our non-covered portfolio, we recorded net recoveries of $16 thousand and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. Our allowance for non-covered loan losses totaled $34.6 million and $33.2 million at March 31, 2014 and December 31, 2013, respectively. The ratio of the allowance for non-covered loan losses to total non-covered loans held for investment at both March 31, 2014 and December 31, 2013 was 0.95%.

In connection with the PlainsCapital Merger and the FNB Transaction, we acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in the FNB Transaction are accounted for in pools as well as on an individual loan basis. We have established under our PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The common risk characteristics used for the pooling of the FNB PCI loans are risk grade and loan collateral type. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Within our covered portfolio, we recorded net charge-offs of $0.3 million for the three months ended March 31, 2014. Our allowance for covered loan losses totaled $2.7 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively. The ratio of the allowance for covered loan losses to total covered loans held for investment at March 31, 2014 and December 31, 2013 was 0.29% and 0.11%, respectively.

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, within our non-covered and covered portfolios was $3.2 million and $13.0 million for the three months ended March 31, 2014 and 2013, respectively.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended March 31,
Non-Covered Portfolio	2014	2013
Balance, beginning of period	$33,241	$3,409
Provisions charged to operating expenses	1,388	13,005
Recoveries of non-covered loans previously charged off:
Commercial and industrial	725	494
Real estate	32	139
Construction and land development	122	107
Consumer	18	8
Total recoveries	897	748
Non-covered loans charged off:
Commercial and industrial	807	438
Real estate	—	31
Construction and land development	—	—
Consumer	74	56
Total charge-offs	881	525
Net recoveries	16	223
Balance, end of period	$34,645	$16,637

Three Months Ended
Covered Portfolio	March 31, 2014
Balance, beginning of period	$1,061
Provisions charged to operating expenses	1,854
Recoveries of covered loans previously charged off:
Commercial and industrial	—
Real estate	—
Construction and land development	—
Consumer	—
Total recoveries	—
Covered loans charged off:
Commercial and industrial	91
Real estate	159
Construction and land development	—
Consumer	—
Total charge-offs	250
Net charge-offs	(250)
Balance, end of period	$2,665

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the tables below (dollars in thousands).

	March 31, 2014		December 31, 2013
		% of		% of
		Gross		Gross
		Non-Covered		Non-Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$16,726	45.80%	$16,865	46.58%
Real estate (including construction and land development)	17,778	52.72%	16,288	51.84%
Consumer	141	1.48%	88	1.58%
Total	$34,645	100.00%	$33,241	100.00%

	March 31, 2014		December 31, 2013
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$932	5.74%	$1,053	6.65%
Real estate (including construction and land development)	1,733	94.26%	8	93.35%
Consumer	—	0.00%	—	0.00%
Total	$2,665	100.00%	$1,061	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Within our non-covered loan portfolio at March 31, 2014, we had 12 credit relationships totaling $35.2 million of potential problem loans, which are assigned a grade of special mention within our risk grading matrix. At December 31, 2013, we had ten credit relationships totaling $24.7 million of non-covered potential problem loans. Within our covered loan portfolio at March 31, 2014, we had one credit relationship totaling $1.7 million of potential problem loans assigned a grade of special mention within our risk grading matrix, compared with two credit relationships totaling $3.3 million at December 31, 2013.

Non-Performing Assets

The following table presents our components of non-covered non-performing assets (dollars in thousands).

	March 31,	December 31,
	2014	2013
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$15,575	$16,730
Real estate	7,213	6,511
Construction and land development	142	112
Consumer	—	—
	$22,930	$23,353

Non-covered non-performing loans as a percentage of total non-covered loans	0.51%	0.51%

Non-covered other real estate owned	$5,774	$4,805

Other repossessed assets	$250	$13

Non-covered non-performing assets	$28,954	$28,171

Non-covered non-performing assets as a percentage of total assets	0.32%	0.32%

Non-covered loans past due 90 days or more and still accruing	$2	$534

Troubled debt restructurings included in accruing non-covered loans	$776	$1,055

At March 31, 2014, total non-covered non-performing assets increased $0.8 million to $29.0 million, compared with $28.2 million at December 31, 2013, primarily due to an increase in non-covered OREO of $1.0 million. Non-covered non-performing loans totaled $22.9 million at March 31, 2014 and $23.4 million at December 31, 2013. At March 31, 2014, non-covered non-accrual loans included four commercial and industrial relationships with loans totaling $12.1 million secured by accounts receivable, inventory, oil and gas properties, aircraft and life insurance, and a total of $1.3 million in lease financing receivables. Non-covered non-accrual loans at March 31, 2014 also included $7.2 million characterized as real estate loans, including three commercial real estate loan relationships totaling $3.0 million and loans secured by residential real estate totaling $3.7 million, substantially all of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million. At December 31, 2013, non-covered non-accrual loans included five commercial and industrial relationships with loans totaling $14.0 million secured by accounts receivable, inventory, aircraft and life insurance, and a total of $1.0 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2013 also included $6.5 million characterized as real estate loans, including three commercial real estate loan relationships totaling $2.5 million and loans secured by residential real estate totaling $3.5 million, substantially all of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million.

Non-covered OREO increased $1.0 million to $5.8 million at March 31, 2014, compared with $4.8 million at December 31, 2013. The increase was primarily due to the addition of two properties totaling $2.0 million, partially offset by the disposal of three properties totaling $0.7 million. At March 31, 2014, non-covered OREO included commercial properties of $1.8 million, commercial real estate property consisting of parcels of unimproved land of $2.1 million and residential lots under development of $1.9 million. At December 31, 2013, non-covered OREO included commercial properties of $4.2 million, commercial real estate property consisting of parcels of unimproved land of $0.5 million and residential lots under development of $0.1 million.

At March 31, 2014, troubled debt restructurings (“TDRs”) granted on non-covered loans totaled $11.2 million, of which $0.8 million relate to non-covered PCI loans that are considered to be performing due to the application of the accretion method and non-covered non-performing loans of $10.4 million for which discount accretion has been suspended. At December 31, 2013, TDRs granted on non-covered loans totaled $11.4 million. These TDRs were comprised of $1.1 million of non-covered PCI loans that are considered to be performing due to the application of the accretion method and non-covered non-performing loans of $10.3 million for which discount accretion has been suspended.

Non-covered loans past due 90 days or more and still accruing totaled $2 thousand at March 31, 2014 and included a secured commercial and industrial loan and consumer loans, compared to a total of $0.5 million at December 31, 2013 that included secured commercial and industrial loans, and a real estate loan.

The following table presents components of our covered non-performing assets (dollars in thousands).

	March 31,	December 31,
	2014	2013
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$882	$973
Real estate	11,277	249
Construction and land development	1,913	575
Consumer	—	—
	$14,072	$1,797

Covered non-performing loans as a percentage of total covered loans	1.54%	0.18%

Covered other real estate owned	$152,310	$142,833

Other repossessed assets	$—	$—

Covered non-performing assets	$166,382	$144,630

Covered non-performing assets as a percentage of total assets	1.84%	1.62%

Covered loans past due 90 days or more and still accruing	$1,051	$—

Troubled debt restructurings included in accruing covered loans	$—	$—

At March 31, 2014, covered non-performing assets increased by $21.8 million to $166.4 million, compared with $144.6 million at December 31, 2013, due to increases in covered non-accrual loans of $12.3 million and covered OREO of $9.5 million. Covered non-performing loans totaled $14.1 million at March 31, 2014 and $1.8 million at December 31, 2013. At March 31, 2014, covered non-performing loans included one commercial and industrial relationship with loans totaling $0.9 million secured by accounts receivable and inventory, two commercial real estate loan relationships totaling $11.3 million, as well as construction and land development loans of $1.9 million. At December 31, 2013, covered non-performing loans of $1.8 million included one commercial and industrial relationship with loans totaling $1.0 million secured by accounts receivable, inventory and equipment. Covered non-accrual loans at December 31, 2013 also included one commercial real estate loan relationship totaling $0.2 million, as well as construction and land development loans of $0.6 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO increased $9.5 million to $152.3 million at March 31, 2014, compared with $142.8 million at December 31, 2013. The increase was primarily due to the addition of 41 properties totaling $23.2 million, partially offset by the disposal of 70 properties totaling $13.4 million. At March 31, 2014, covered OREO included commercial properties of $103.1 million, commercial real estate property consisting of parcels of unimproved land of $24.5 million and residential lots under development of $24.7 million. At December 31, 2013, covered OREO included commercial properties of $90.5 million, commercial real estate property consisting of parcels of unimproved land of $21.4 million and residential lots under development of $30.9 million.

Covered loans past due 90 days or more and still accruing totaled $1.1 million at March 31, 2014 and included secured commercial and industrial loans, a construction and land development loan, and commercial and residential real estate loans.

Insurance Losses and Loss Adjustment Expenses

At March 31, 2014 and December 31, 2013, our reserves for unpaid losses and LAE were $28.3 million and $27.5 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investment in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings) is constantly changing due to the banking segment’s needs and market conditions. Overall, average deposits totaled $6.7 billion for the three months ended March 31, 2014, an increase from average deposits of $4.7 billion for the three months ended March 31, 2013. The significant year-over-year increase in average deposits was primarily due to those deposits assumed as a part of the FNB Transaction. The table below presents the average balance of deposits and the average rate paid on those deposits (dollars in thousands).

	Three Months Ended March 31,				Year Ended
	2014		2013		December 31, 2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$1,721,403	0.00%	$1,190,779	0.00%	$1,370,029	0.00%
Interest-bearing demand deposits	2,355,333	0.22%	1,831,554	0.25%	1,930,622	0.24%
Savings deposits	312,675	0.25%	178,770	0.37%	247,789	0.32%
Certificates of deposit	2,281,205	0.40%	1,547,766	0.56%	1,745,483	0.54%
	$6,670,616	0.23%	$4,748,869	0.29%	$5,293,923	0.28%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	March 31, 2014		December 31, 2013
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$491,406	0.36%	$342,087	0.36%
Notes payable	55,465	4.68%	56,327	6.33%
Junior subordinated debentures	67,012	3.53%	67,012	3.59%
	$613,883	1.16%	$465,426	2.10%

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase and short-term bank loans. The $149.3 million increase in short-term borrowings at March 31, 2014 compared with December 31, 2013 included increases of $56.1 million in federal funds purchased, $51.5 million in securities sold under agreements to repurchase and $41.8 million in short-term bank loans. These increases were primarily the result of increases in customer borrowings and the cyclical nature of certain other short-term borrowing components. Notes payable at March 31, 2014 of $55.5 million is comprised of insurance segment term notes and nonrecourse notes owed by First Southwest.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making acquisitions. At March 31, 2014, Hilltop had approximately $157 million in freely available cash and cash equivalents. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. The current short-term liquidity needs of Hilltop include operating expenses and dividends on preferred stock.

Recent Event

On March 31, 2014, we entered into a definitive merger agreement with SWS providing for the merger of SWS with and into a subsidiary of Hilltop formed for the purpose of facilitating this transaction. Under the terms of the merger agreement, SWS stockholders will receive per share consideration of 0.2496 shares of Hilltop common stock and $1.94 of cash, equating to $7.88 per share based on Hilltop’s closing price on March 31, 2014. We intend to fund the cash portion of the consideration, currently estimated at approximately $78 million in the aggregate, through available cash. The merger is subject to customary closing conditions, including regulatory approvals and approval of the stockholders of SWS, and is expected to be completed prior to the end of 2014.

Series B Preferred Stock

As a result of the PlainsCapital Merger, the outstanding shares of PlainsCapital Corporation’s Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Treasury, were converted on a one-for-one basis into shares of Hilltop Series B Preferred Stock. The terms of our Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuated until December 31, 2013 based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank. The shares of Hilltop Series B Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference, and qualify as Tier 1 Capital for regulatory purposes. At both March 31, 2014 and December 31, 2013, $114.1 million of our Series B Preferred Stock was outstanding. During the three months ended March 31, 2014, we accrued dividends of $1.4 million on the Hilltop Series B Preferred Stock.

The dividend rate on the Hilltop Series B Preferred Stock is fixed at 5.0% from January 1, 2014 until March 26, 2016, based upon our level of QSBL at September 30, 2013. Beginning March 27, 2016, the dividend rate on any outstanding shares of Hilltop Series B Preferred Stock will be fixed at nine percent (9%) per annum.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

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

At March 31, 2014, Hilltop exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 19.32%, Tier 1 capital to risk weighted assets ratio of 18.66% and a Tier 1 capital to average assets, or leverage, ratio of 13.12%. At March 31, 2014, the Bank was also considered to be “well-capitalized” under regulatory requirements. We discuss regulatory capital requirements in more detail in Note 14 to our consolidated financial statements.

Cash Flow Activities

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $917.4 million at March 31, 2014, an increase of $171.4 million from $746.0 million at December 31, 2013. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash provided by operations during the three months ended March 31, 2014 was $154.3 million, a decrease in cash flow of $5.7 million compared with the same period in 2013. Cash provided by operations decreased primarily due to reductions in cash provided by our mortgage loan origination activities.

Cash used in our investment activities during the three months ended March 31, 2014 was $39.4 million, primarily including net purchases of securities in our investment portfolio of $45.2 million and net purchases of premises and equipment and other assets of $8.7 million, partially offset by $14.7 million from sales of premises and equipment and other real estate owned. Cash used in our investment activities during the three months ended March 31, 2013 of $192.1 million primarily included net purchases of securities for investment of $155.7 million, $41.9 million for the origination of loans held for investment and net purchases of premises and equipment and other assets of $5.0 million. The decrease in cash used in investing activities during the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to reduced net purchases of securities driven by market conditions.

Cash used in financing activities during the three months ended March 31, 2014 was $56.5 million, an increase in cash provided of $141.6 million compared with the same period in 2013. The increase in cash provided was due primarily to an increase in short-term borrowings during the first quarter of 2014, partially offset by a decrease in deposits during the three months ended March 31, 2014 compared with a decrease in short-term borrowings partially offset by an increase in deposits during the same period in 2013.

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

We had deposits of $6.7 billion at both March 31, 2014 and December 31, 2013. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At March 31, 2014, money market deposits, including brokered deposits, were $1.2 billion; time deposits, including brokered deposits, were $2.1 billion; and noninterest bearing demand deposits were $1.7 billion. Money market deposits, including brokered deposits, increased by $56.8 million from $1.2 billion and time deposits, including brokered deposits, decreased $176.1 million from $2.3 billion at December 31, 2013.

The Bank’s 15 largest depositors, excluding Hilltop and First Southwest, accounted for 17.48% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding First Southwest, accounted for 10.89% of the Bank’s total deposits at March 31, 2014. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.3 billion maintained with the Bank. At March 31, 2014, PrimeLending had outstanding borrowings of $0.8 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million. At March 31, 2014, PrimeLending had no borrowings under the JPMorgan Chase line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $205.3 million, or 91.5%, equity investments of $13.6 million and other investments of $5.5 million comprised NLC’s $224.4 million in total cash and investments at March 31, 2014. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo and an investment management agreement with DTF Holdings, LLC.

Financial Advisory Segment

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with three unaffiliated banks of up to $255.0 million, which are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At March 31, 2014, FSC had borrowed $139.2 million under these credit arrangements.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.2 billion at March 31, 2014 and outstanding financial and performance standby letters of credit of $42.9 million at March 31, 2014.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to Allowance for Loan Losses, FDIC Indemnification Asset, Reserve for Losses and Loss Adjustment Expenses, Goodwill and Identifiable Intangible Assets, Loan Indemnification Liability, Mortgage Servicing Rights and Acquisition Accounting. Since December 31, 2013, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, except as discussed below.

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

	March 31, 2014
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$2,814,586	$619,010	$689,354	$286,085	$663,953	$5,072,988
Securities	200,426	386,373	220,841	70,862	191,774	1,070,276
Federal funds sold and securities purchased under agreements to resell	27,460	—	—	—	—	27,460
Other interest sensitive assets	551,496	—	—	—	—	551,496
Total interest sensitive assets	3,593,968	1,005,383	910,195	356,947	855,727	6,722,220

Interest sensitive liabilities:
Interest bearing checking	$2,480,977	$—	$—	$—	$—	$2,480,977
Savings	298,082	—	—	—	—	298,082
Time deposits	627,598	1,074,976	257,901	140,942	27,788	2,129,205
Notes payable & other borrowings	345,380	494	1,405	754	5,352	353,385
Total interest sensitive liabilities	3,752,037	1,075,470	259,306	141,696	33,140	5,261,649

Interest sensitivity gap	$(158,069)	$(70,087)	$650,889	$215,251	$822,587	$1,460,571

Cumulative interest sensitivity gap	$(158,069)	$(228,156)	$422,733	$637,984	$1,460,571

Percentage of cumulative gap to total interest sensitive assets	-2.35%	-3.39%	6.29%	9.49%	21.73%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at March 31, 2014 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$4,782	1.91%	$(76,551)	-6.35%
+200	$(4,798)	-1.92%	$(64,630)	-5.36%
+100	$(10,492)	-4.20%	$(40,132)	-3.33%
-50	$2,543	1.02%	$15,699	1.30%

The projected changes in net interest income and market value of equity to changes in interest rates at March 31, 2014 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 11 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

The pending merger with SWS Group, Inc. is subject to closing conditions, the failure of any of which could result in our inability to consummate the transaction.

On March 31, 2014, we entered into an Agreement and Plan of Merger with SWS. The closing of the transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary or advisable regulatory approvals and the approval of SWS’s stockholders. No assurance can be given as to when or whether these approvals will be received.

Furthermore, the merger agreement contains certain termination rights for Hilltop and SWS, as the case may be, applicable upon, among other events, (i) final, non-appealable denial of a required regulatory approval, (ii) the Closing having not been completed on or prior to the first anniversary of the date of the Merger Agreement, (iii) a material breach of the Merger Agreement by the other party that cannot be cured within 30 days’ notice and would cause the closing conditions not to be satisfied, (iv) if SWS stockholders fail to approve the Merger, or (v) by Hilltop if the SWS board of directors withdraws its recommendation of the Merger to the SWS stockholders or if a governmental entity imposes a materially burdensome regulatory condition. The Merger Agreement further provides that, in connection with the termination of the Merger Agreement under specified circumstances, including if the SWS board of directors withdraws its recommendation in favor of the Merger, SWS will be required to pay Hilltop a termination fee of $8,000,000.

We may fail to realize all of the anticipated benefits of our pending acquisition of SWS.

The success of our pending acquisition of SWS will depend on, among other things, the ability to achieve certain operating results at SWS. If the financial condition or result of operations of SWS is materially different than those that we forecasted, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Hilltop and SWS have operated and, until the completion of the merger, will continue to operate, independently. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. It is also possible that clients, customers, depositors and counterparties of SWS could choose to discontinue their relationships with the company post-merger, which would adversely affect our future performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2014, we issued an aggregate of 2,303 shares of common stock under the Hilltop Holdings 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our Board of Directors during the fourth quarter of 2013. The shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: May 5, 2014	By:	/s/ Darren Parmenter
Darren Parmenter
Executive Vice President — Principal Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger by and among SWS Group, Inc., Hilltop Holdings Inc. and Peruna LLC, dated as of March 31, 2014 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2014 (File No. 001-31987) and incorporated herein by reference).

3.1	Articles of Amendment, dated March 31, 2014 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2014 (File No. 001-31987) and incorporated herein by reference).

10.1

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014 (File No. 001-31987) and incorporated herein by reference).

10.2

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014 (File No. 001-31987) and incorporated herein by reference).

10.3

Compensation Arrangement with Jeremy B. Ford (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014 (File No. 001-31987) and incorporated herein by reference).

10.4

Compensation Arrangement with Darren Parmenter (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014 (File No. 001-31987) and incorporated herein by reference).

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

*Filed herewith.