Form 10-Q
period 2014-06-30
Hilltop Holdings Inc.
filed 2014-07-30
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock outstanding at July 29, 2014 was 90,182,915.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$673,972	$713,099
Federal funds sold and securities purchased under agreements to resell	14,813	32,924
Securities:
Trading, at fair value	61,663	58,846
Available for sale, at fair value (amortized cost of $1,205,912 and $1,256,862, respectively)	1,201,778	1,203,143
Held to maturity, at amortized cost (fair value of $65,631)	65,275	—
	1,328,716	1,261,989

Loans held for sale	1,410,873	1,089,039
Non-covered loans, net of unearned income	3,714,837	3,514,646
Allowance for non-covered loan losses	(36,431)	(33,241)
Non-covered loans, net	3,678,406	3,481,405

Covered loans, net of allowance of $4,115 and $1,061, respectively	840,898	1,005,308
Broker-dealer and clearing organization receivables	190,764	119,317
Insurance premiums receivable	27,957	25,597
Deferred policy acquisition costs	22,027	20,991
Premises and equipment, net	201,545	200,706
FDIC indemnification asset	175,114	188,291
Covered other real estate owned	142,174	142,833
Mortgage servicing rights	35,877	20,149
Other assets	336,199	279,745
Goodwill	251,808	251,808
Other intangible assets, net	65,305	70,921
Total assets	$9,396,448	$8,904,122

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,829,072	$1,773,749
Interest-bearing	4,326,238	4,949,169
Total deposits	6,155,310	6,722,918

Broker-dealer and clearing organization payables	227,891	129,678
Reserve for losses and loss adjustment expenses	35,146	27,468
Unearned insurance premiums	94,611	88,422
Short-term borrowings	1,187,193	342,087
Notes payable	55,584	56,327
Junior subordinated debentures	67,012	67,012
Other liabilities	176,539	158,288
Total liabilities	7,999,286	7,592,200
Commitments and contingencies (see Notes 11 and 12)
Stockholders’ equity:
Hilltop stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series B, liquidation value per share of $1,000; 114,068 shares issued and outstanding	114,068	114,068
Common stock, $0.01 par value, 125,000,000 and 100,000,000 shares authorized; 90,180,699 and 90,175,688 shares issued and outstanding, respectively	902	902
Additional paid-in capital	1,387,883	1,388,641
Accumulated other comprehensive loss	(2,501)	(34,863)
Accumulated deficit	(103,910)	(157,607)
Total Hilltop stockholders’ equity	1,396,442	1,311,141
Noncontrolling interest	720	781
Total stockholders’ equity	1,397,162	1,311,922
Total liabilities and stockholders’ equity	$9,396,448	$8,904,122

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$92,204	$65,213	$171,948	$130,099
Securities:
Taxable	7,618	6,480	15,206	12,392
Tax-exempt	1,187	1,189	2,429	2,536
Federal funds sold and securities purchased under agreements to resell	14	35	33	56
Interest-bearing deposits with banks	317	242	912	575
Other	3,068	3,009	5,708	5,114
Total interest income	104,408	76,168	196,236	150,772

Interest expense:
Deposits	3,096	3,406	6,855	6,856
Short-term borrowings	539	591	934	1,104
Notes payable	632	2,308	1,280	4,630
Junior subordinated debentures	587	612	1,171	1,220
Other	1,108	826	2,129	1,276
Total interest expense	5,962	7,743	12,369	15,086

Net interest income	98,446	68,425	183,867	135,686
Provision for loan losses	5,533	11,289	8,775	24,294
Net interest income after provision for loan losses	92,913	57,136	175,092	111,392

Noninterest income:
Net gains from sale of loans and other mortgage production income	106,054	142,531	185,165	270,127
Mortgage loan origination fees	16,983	22,695	29,327	41,588
Net insurance premiums earned	40,777	38,590	81,096	76,063
Investment and securities advisory fees and commissions	22,264	25,964	43,599	47,973
Other	17,203	9,453	34,194	16,760
Total noninterest income	203,281	239,233	373,381	452,511

Noninterest expense:
Employees’ compensation and benefits	124,445	132,715	230,874	248,905
Loss and loss adjustment expenses	35,275	48,160	53,612	69,345
Policy acquisition and other underwriting expenses	11,652	11,627	23,339	22,430
Occupancy and equipment, net	25,762	20,154	52,100	39,566
Other	54,078	47,744	103,916	95,145
Total noninterest expense	251,212	260,400	463,841	475,391

Income before income taxes	44,982	35,969	84,632	88,512
Income tax expense	16,294	13,309	30,648	32,479

Net income	28,688	22,660	53,984	56,033
Less: Net income attributable to noncontrolling interest	177	568	287	868

Income attributable to Hilltop	28,511	22,092	53,697	55,165
Dividends on preferred stock	1,426	1,149	2,852	1,852
Income applicable to Hilltop common stockholders	$27,085	$20,943	$50,845	$53,313

Earnings per common share:
Basic	$0.30	$0.25	$0.56	$0.64
Diluted	$0.30	$0.24	$0.56	$0.61

Weighted average share information:
Basic	89,709	83,490	89,708	83,489
Diluted	90,569	90,294	90,576	90,125

 See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$28,688	$22,660	$53,984	$56,033
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax of $7,638, $(15,249), $17,221 and $(14,776)	13,553	(28,320)	32,362	(27,441)
Comprehensive income (loss)	42,241	(5,660)	86,346	28,592
Less: comprehensive income attributable to noncontrolling interest	177	568	287	868

Comprehensive income (loss) applicable to Hilltop	$42,064	$(6,228)	$86,059	$27,724

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated		Total
					Additional	Other		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2012	114	$114,068	83,487	$835	$1,304,448	$8,094	$(282,949)	$1,144,496	$2,054	$1,146,550
Net income	—	—	—	—	—	—	55,165	55,165	868	56,033
Other comprehensive loss	—	—	—	—	—	(27,441)	—	(27,441)	—	(27,441)
Stock-based compensation expense	—	—	—	—	480	—	—	480	—	480
Common stock issued to board members	—	—	4	—	47	—	—	47	—	47
Issuance of restricted common stock	—	—	465	5	(5)	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(1,852)	—	—	(1,852)	—	(1,852)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2,017)	(2,017)
Balance, June 30, 2013	114	$114,068	83,956	$840	$1,303,118	$(19,347)	$(227,784)	$1,170,895	$905	$1,171,800

Balance, December 31, 2013	114	$114,068	90,176	$902	$1,388,641	$(34,863)	$(157,607)	$1,311,141	$781	$1,311,922
Net income	—	—	—	—	—	—	53,697	53,697	287	53,984
Other comprehensive income	—	—	—	—	—	32,362	—	32,362	—	32,362
Stock-based compensation expense	—	—	—	—	1,979	—	—	1,979	—	1,979
Common stock issued to board members	—	—	5	—	115	—	—	115	—	115
Dividends on preferred stock	—	—	—	—	(2,852)	—	—	(2,852)	—	(2,852)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(348)	(348)
Balance, June 30, 2014	114	$114,068	90,181	$902	$1,387,883	$(2,501)	$(103,910)	$1,396,442	$720	$1,397,162

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$53,984	$56,033
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	8,775	24,294
Depreciation, amortization and accretion, net	(48,612)	(18,032)
Deferred income taxes	4,842	(11,528)
Other, net	2,191	533
Net change in securities purchased under resale agreements	—	(3,237)
Net change in trading securities	(2,817)	57,256
Net change in broker-dealer and clearing organization receivables	(146,643)	(76,430)
Net change in other assets	(28,818)	34,972
Net change in broker-dealer and clearing organization payables	177,748	17,281
Net change in loss and loss adjustment expense reserve	7,678	8,446
Net change in unearned insurance premiums	6,189	7,813
Net change in other liabilities	4,645	(37,247)
Net gains from sale of loans	(185,165)	(270,127)
Loans originated for sale	(4,927,983)	(6,545,177)
Proceeds from loans sold	4,782,239	6,769,795
Net cash provided by (used in) operating activities	(291,747)	14,645

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	911	—
Proceeds from sales, maturities and principal reductions of securities available for sale	97,867	96,069
Purchases of securities held to maturity	(66,207)	—
Purchases of securities available for sale	(47,557)	(223,570)
Net change in loans	68,552	(51,027)
Purchases of premises and equipment and other assets	(19,815)	(11,417)
Proceeds from sales of premises and equipment and other real estate owned	38,281	4,859
Net cash paid for Federal Home Loan Bank and Federal Reserve Bank stock	(31,440)	(21,219)
Net cash provided by (used in) investing activities	40,592	(206,305)

Financing Activities
Net change in deposits	(647,143)	(179,826)
Net change in short-term borrowings	845,106	275,554
Proceeds from notes payable	1,000	—
Payments on notes payable	(1,743)	(1,601)
Dividends paid on preferred stock	(2,768)	(703)
Net cash distributed to noncontrolling interest	(348)	(2,017)
Other, net	(187)	(154)
Net cash provided by financing activities	193,917	91,253

Net change in cash and cash equivalents	(57,238)	(100,407)
Cash and cash equivalents, beginning of period	746,023	726,460
Cash and cash equivalents, end of period	$688,785	$626,053

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$13,046	$14,889
Cash paid for income taxes, net of refunds	$5,582	$40,949
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$34,391	$1,718

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

On March 31, 2014, the Company entered into a definitive merger agreement with SWS Group, Inc. (“SWS”) providing for the merger of SWS with and into Peruna LLC, a wholly owned subsidiary of Hilltop formed for the purpose of facilitating this transaction. SWS stockholders will receive per share consideration of 0.2496 shares of Hilltop common stock and $1.94 of cash, equating to $7.25 per share based on Hilltop’s closing price on June 30, 2014. The value of the merger consideration will fluctuate with the market price of Hilltop common stock. The Company intends to fund the cash portion of the consideration through available cash. The merger is subject to customary closing conditions, including regulatory approvals and approval of the stockholders of SWS, and is expected to be completed prior to the end of 2014.

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

Hilltop owns 100% of the outstanding stock of PlainsCapital. PlainsCapital owns 100% of the outstanding stock of the Bank and 100% of the membership interest in PlainsCapital Equity, LLC. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PCB-ARC, Inc. and RGV-ARC, Inc. The Bank has a 100% membership interest in First Southwest Holdings, LLC (“First Southwest”) and PlainsCapital Securities, LLC.

Hilltop also owns 100% of NLC, which operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC, the controlling and sole managing member of PrimeLending Ventures, LLC (“Ventures”).

The principal subsidiaries of First Southwest are First Southwest Company (“FSC”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority and a member of the New York Stock Exchange, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company determines the fair value of the financial instruments accounted for under the provisions of the Fair Value Option in compliance with the provisions of the Fair Value Topic of the ASC discussed above.

At June 30, 2014, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.41 billion, and the unpaid principal balance of those loans was $1.35 billion. At December 31, 2013, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.09 billion, and the unpaid principal balance of those loans was $1.07 billion. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

The Company holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of the Fair Value Option or other authoritative pronouncements. The fair values of those instruments are determined primarily using Level 2 inputs. Those inputs include quotes from mortgage loan investors and derivatives dealers and data from independent pricing services.

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
June 30, 2014
Trading securities	$35	$61,628	$—	$61,663
Available for sale securities	24,653	1,113,306	63,819	1,201,778
Loans held for sale	—	1,400,464	10,409	1,410,873
Derivative assets	—	35,454	—	35,454
Mortgage servicing rights asset	—	—	35,877	35,877
Trading liabilities	—	48	—	48
Derivative liabilities	—	13,847	6,300	20,147

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
December 31, 2013
Trading securities	$33	$58,813	$—	$58,846
Available for sale securities	22,079	1,121,011	60,053	1,203,143
Loans held for sale	—	1,061,310	27,729	1,089,039
Derivative assets	—	23,564	—	23,564
Mortgage servicing rights asset	—	—	20,149	20,149
Trading liabilities	—	46	—	46
Derivative liabilities	—	139	5,600	5,739

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a roll forward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended June 30, 2014
Available for sale securities	$64,098	$—	$—	$616	$(895)	$63,819
Loans held for sale	26,826	5,522	(24,009)	2,070	—	10,409
Mortgage servicing rights asset	29,939	7,376	—	(1,438)	—	35,877
Derivative liabilities	(5,950)	—	—	(350)	—	(6,300)
Total	$114,913	$12,898	$(24,009)	$898	$(895)	$103,805

Six months ended June 30, 2014
Available for sale securities	$60,053	$—	$—	$1,209	$2,557	$63,819
Loans held for sale	27,729	10,422	(29,603)	1,861	—	10,409
Mortgage servicing rights asset	20,149	14,808	—	920	—	35,877
Derivative liabilities	(5,600)	—	—	(700)	—	(6,300)
Total	$102,331	$25,230	$(29,603)	$3,290	$2,557	$103,805

Three months ended June 30, 2013
Available for sale securities	$58,801	$—	$—	$531	$(3,822)	$55,510
Mortgage servicing rights asset	4,430	2,180	—	501	—	7,111
Derivative liabilities	(4,714)	—	—	(225)	—	(4,939)
Total	$58,517	$2,180	$—	$807	$(3,822)	$57,682

Six months ended June 30, 2013
Available for sale securities	$56,277	$—	$—	$1,043	$(1,810)	$55,510
Mortgage servicing rights asset	2,080	4,305	—	726	—	7,111
Derivative liabilities	(4,490)	—	—	(449)	—	(4,939)
Total	$53,867	$4,305	$—	$1,320	$(1,810)	$57,682

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at June 30, 2014. The available for sale securities noted in the table above reflect Hilltop’s note receivable and warrant to purchase common stock of SWS as discussed in Note 4 to the consolidated financial statements.

For Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows.

			Weighted
Financial instrument	Valuation Technique	Unobservable Input	Average / Range
Available for sale securities - note receivable	Discounted cash flow	Discount rate	8.3%

Available for sale securities - warrant	Binomial model	SWS common stock price volatility	24.0%

Loans held for sale	Discounted cash flow /	Projected price	86 - 90%
	Market comparable

Mortgage servicing rights asset	Discounted cash flow	Constant prepayment rate	10.32%
		Discount rate	11.11%

Derivative liabilities	Discounted cash flow	Discount rate	14 - 28%
		Time to receive full payment of cash flows	10.75 - 14.0 years

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

The fair value of certain loans held for sale that are either non-standard (i.e. loans that cannot be sold through normal sale channels) or non-performing is measured using unobservable inputs. The fair value of such loans is generally based upon estimates of expected cash flows using unobservable inputs including listing prices of comparable assets, uncorroborated expert opinions, and/or management’s knowledge of underlying collateral.

The MSR asset is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 7 to the consolidated financial statements.

Derivative liabilities in the tables above include a derivative option agreement (“Fee Award Option”) entered into by First Southwest and valued using discounted cash flows and probability of exercise.

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following tables present the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$35,651	$—	$35,651	$(36,203)	$—	$(36,203)
Mortgage servicing rights asset	(1,438)	—	(1,438)	501	—	501
Time deposits	—	—	—	—	4	4

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$40,169	$—	$40,169	$(41,641)	$—	$(41,641)
Mortgage servicing asset	920	—	920	726	—	726
Time deposits	—	—	—	—	12	12

The Company also determines the fair value of certain assets and liabilities on a non-recurring basis. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — The Company reports impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. Purchased credit impaired (“PCI”) loans with a fair value of $172.9 million and $822.8 million were acquired by the Company upon completion of the PlainsCapital Merger and the FNB Transaction, respectively. Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. At June 30, 2014, these inputs included estimated weighted average default rates, loss severity rates and prepayment speed assumptions of 51%, 45% and 0%, respectively, for those PCI loans acquired in the PlainsCapital Merger and 62%, 39% and 7%, respectively, for those PCI loans acquired in the FNB Transaction. The resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger and the FNB Transaction was 23% and 24%, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company obtains updated appraisals of the fair value of collateral securing impaired collateral dependent loans at least annually, in accordance with regulatory guidelines. The Company also reviews the fair value of such collateral on a quarterly basis. If the quarterly review indicates that the fair value of the collateral may have deteriorated, the Company will order an updated appraisal of the fair value of the collateral. Since the Company obtains updated appraisals when evidence of a decline in the fair value of collateral exists, it typically does not adjust appraised values.

Other Real Estate Owned — The Company reports OREO at fair value less estimated cost to sell. Any excess of recorded investment over fair value, less cost to sell, is charged against either the allowance for loan losses or the related PCI pool discount when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, downward valuation adjustments are charged against earnings. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At June 30, 2014, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Such discount was 1% per month for estimated holding periods of 6 to 24 months. Level 3 inputs were used to determine the fair value of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At June 30, 2014 and December 31, 2013, the estimated fair value of covered OREO was $142.2 million and $142.8 million, respectively, and the underlying fair value measurements utilize Level 2 and Level 3 inputs. The fair value of non-covered OREO at June 30, 2014 and December 31, 2013 was $4.4 million and $4.8 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the		Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30,		Six Months Ended June 30,
	Inputs	Inputs	Inputs	Fair Value	2014	2013	2014	2013
June 30, 2014
Non-covered impaired loans	$—	$—	$29,993	$29,993	$(222)	$(228)	$(437)	$(659)
Covered impaired loans	—	—	133,325	133,325	(1,341)	—	(3,032)	—
Non-covered other real estate owned	—	—	—	—	(9)	(30)	(111)	(190)
Covered other real estate owned	—	18,186	34,126	52,312	(2,528)	—	(2,959)	—

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs	Total
June 30, 2014
Financial assets:
Cash and cash equivalents	$688,785	$688,785	$—	$—	$688,785
Held to maturity securities	65,275	—	65,631	—	65,631
Non-covered loans, net	3,678,406	—	356,907	3,346,987	3,703,894
Covered loans, net	840,898	—	—	902,588	902,588
Broker-dealer and clearing organization receivables	190,764	—	190,764	—	190,764
FDIC indemnification asset	175,114	—	—	175,114	175,114
Other assets	63,843	—	42,383	21,460	63,843

Financial liabilities:
Deposits	6,155,310	—	6,160,913	—	6,160,913
Broker-dealer and clearing organization payables	227,891	—	227,891	—	227,891
Short-term borrowings	1,187,193	—	1,187,193	—	1,187,193
Debt	122,596	—	115,856	—	115,856
Other liabilities	2,834	—	2,834	—	2,834

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs	Total
December 31, 2013
Financial assets:
Cash and cash equivalents	$746,023	$746,023	$—	$—	$746,023
Non-covered loans, net	3,481,405	—	281,712	3,119,319	3,401,031
Covered loans, net	1,005,308	—	—	997,371	997,371
Broker-dealer and clearing organization receivables	119,317	—	119,317	—	119,317
FDIC indemnification asset	188,291	—	—	188,291	188,291
Other assets	66,055	—	43,946	22,109	66,055

Financial liabilities:
Deposits	6,722,019	—	6,722,909	—	6,722,909
Broker-dealer and clearing organization payables	129,678	—	129,678	—	129,678
Short-term borrowings	342,087	—	342,087	—	342,087
Debt	123,339	—	114,671	—	114,671
Other liabilities	3,362	—	3,362	—	3,362

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The amortized cost and fair value of securities, excluding trading securities, are summarized as follows (in thousands).

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2014
U.S. Treasury securities	$63,692	$164	$(34)	$63,822
U.S. government agencies:
Bonds	654,513	1,485	(20,899)	635,099
Residential mortgage-backed securities	55,895	2,008	(399)	57,504
Collateralized mortgage obligations	110,909	302	(4,081)	107,130
Corporate debt securities	95,704	5,659	(108)	101,255
States and political subdivisions	148,255	1,470	(1,894)	147,831
Commercial mortgage-backed securities	597	68	—	665
Equity securities	20,396	4,257	—	24,653
Note receivable	43,883	6,038	—	49,921
Warrant	12,068	1,830	—	13,898
Totals	$1,205,912	$23,281	$(27,415)	$1,201,778

	Available for Sale
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2013
U.S. Treasury securities	$43,684	$82	$(238)	$43,528
U.S. government agencies:
Bonds	717,909	550	(55,727)	662,732
Residential mortgage-backed securities	59,936	735	(584)	60,087
Collateralized mortgage obligations	124,502	349	(4,390)	120,461
Corporate debt securities	72,376	4,610	(378)	76,608
States and political subdivisions	162,955	388	(6,508)	156,835
Commercial mortgage-backed securities	691	69	—	760
Equity securities	20,067	2,012	—	22,079
Note receivable	42,674	5,235	—	47,909
Warrant	12,068	76	—	12,144
Totals	$1,256,862	$14,106	$(67,825)	$1,203,143

	Held to Maturity
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2014
U.S. government agencies:
Residential mortgage-backed securities	$31,048	$384	$(1)	$31,431
Collateralized mortgage obligations	29,821	—	(14)	29,807
States and political subdivisions	4,406	7	(20)	4,393
Totals	$65,275	$391	$(35)	$65,631

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	June 30, 2014			December 31, 2013
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	3	$6,396	$26	6	$12,748	$238
Unrealized loss for twelve months or longer	1	2,010	8	—	—	—
	4	8,406	34	6	12,748	238
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	9,987	13	35	526,817	45,274
Unrealized loss for twelve months or longer	31	487,164	20,886	5	90,931	10,453
	32	497,151	20,899	40	617,748	55,727
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	1,593	58	2	2,194	54
Unrealized loss for twelve months or longer	3	9,356	341	3	9,309	530
	4	10,949	399	5	11,503	584
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	13,128	24	7	84,054	4,320
Unrealized loss for twelve months or longer	8	68,301	4,057	2	4,995	70
	10	81,429	4,081	9	89,049	4,390
Corporate debt securities:
Unrealized loss for less than twelve months	—	—	—	7	10,754	378
Unrealized loss for twelve months or longer	1	1,889	108	—	—	—
	1	1,889	108	7	10,754	378
States and political subdivisions:
Unrealized loss for less than twelve months	12	8,846	49	46	30,245	669
Unrealized loss for twelve months or longer	119	80,555	1,845	150	96,882	5,839
	131	89,401	1,894	196	127,127	6,508
Total available for sale:
Unrealized loss for less than twelve months	19	39,950	170	103	666,812	50,933
Unrealized loss for twelve months or longer	163	649,275	27,245	160	202,117	16,892
	182	$689,225	$27,415	263	$868,929	$67,825

	June 30, 2014			December 31, 2013
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	$2,029	$1	—	$—	$—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	2,029	1	—	—	—
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	1	29,807	14	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	29,807	14	—	—	—
States and political subdivisions:
Unrealized loss for less than twelve months	6	3,327	20	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	6	3,327	20	—	—	—
Total held to maturity:
Unrealized loss for less than twelve months	8	35,163	35	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	8	$35,163	$35	—	$—	$—

During the three and six months ended June 30, 2014 and 2013, the Company did not record any other-than-temporary impairments. While all of the investments are monitored for potential other-than-temporary impairment, the Company’s analysis and experience indicate that these available for sale investments generally do not present a significant risk of other-than-temporary-impairment, as fair value should recover over time. Factors considered in the Company’s analysis

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend, nor is it likely that the Company will be required, to sell these securities before the recovery of the cost basis. Therefore, management does not believe any other-than-temporary impairments exist at June 30, 2014.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities and the available for sale warrant, at June 30, 2014 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$133,456	$133,611	$—	$—
Due after one year through five years	120,411	130,803	—	—
Due after five years through ten years	71,929	74,513	264	264
Due after ten years	680,251	659,001	4,142	4,129
	1,006,047	997,928	4,406	4,393

Residential mortgage-backed securities	55,895	57,504	31,048	31,431
Collateralized mortgage obligations	110,909	107,130	29,821	29,807
Commercial mortgage-backed securities	597	665	—	—
	$1,173,448	$1,163,227	$65,275	$65,631

The Company realized net gains from its trading securities portfolio of $0.8 million and $1.4 million during the three and six months ended June 30, 2014, respectively, and net losses of $1.5 million and $2.7 million during the three and six months ended June 30, 2013, respectively, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $1.0 billion (with a fair value of $983.1 million and $938.1 million, respectively) at both June 30, 2014 and December 31, 2013, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

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

At June 30, 2014 and December 31, 2013, NLC had investments on deposit in custody for various state insurance departments with carrying values of $8.6 million and $9.4 million, respectively.

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

	June 30,	December 31,
	2014	2013
Commercial and industrial	$1,681,655	$1,637,266
Real estate	1,586,535	1,457,253
Construction and land development	391,611	364,551
Consumer	55,036	55,576
	3,714,837	3,514,646
Allowance for non-covered loan losses	(36,431)	(33,241)
Total non-covered loans, net of allowance	$3,678,406	$3,481,405

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

	June 30,	December 31,
	2014	2013
Carrying amount	$60,787	$100,392
Outstanding balance	83,534	141,983

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$17,713	$26,246	$17,601	$17,553
Increases in expected cash flows	6,141	141	9,616	12,137
Disposals of loans	(3,581)	(1,806)	(4,184)	(1,832)
Accretion	(8,369)	(4,463)	(11,129)	(7,740)
Balance, end of period	$11,904	$20,118	$11,904	$20,118

The remaining nonaccretable difference for non-covered PCI loans was $24.0 million and $38.6 million at June 30, 2014 and December 31, 2013, respectively.

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection.

Non-covered impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.  The amounts shown in following tables include loans accounted for on an individual basis, as well as acquired loans accounted for in pools (“Pooled Loans”). For Pooled Loans, the recorded investment with allowance and the related allowance consider impairment measured at the pool level. Non-covered impaired loans are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
	Principal Balance	No Allowance	Allowance	Investment	Allowance
June 30, 2014
Commercial and industrial:
Secured	$50,056	$9,060	$15,514	$24,574	$3,268
Unsecured	5,411	504	—	504	—
Real estate:
Secured by commercial properties	31,715	10,286	14,116	24,402	492
Secured by residential properties	5,896	2,898	1,199	4,097	59
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	17,731	10,313	553	10,866	65
Consumer	6,852	483	2,606	3,089	111
	$117,661	$33,544	$33,988	$67,532	$3,995

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
	Principal Balance	No Allowance	Allowance	Investment	Allowance
December 31, 2013
Commercial and industrial:
Secured	$63,636	$21,540	$17,147	$38,687	$3,126
Unsecured	11,865	336	1,204	1,540	15
Real estate:
Secured by commercial properties	49,437	20,317	16,070	36,387	339
Secured by residential properties	5,407	1,745	1,648	3,393	39
Construction and land development:
Residential construction loans	33	—	—	—	—
Commercial construction loans and land development	48,628	15,337	4,592	19,929	39
Consumer	7,946	4,509	—	4,509	—
	$186,952	$63,784	$40,661	$104,445	$3,558

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commercial and industrial:
Secured	$29,852	$61,715	$31,631	$61,365
Unsecured	865	2,385	1,022	2,697
Real estate:
Secured by commercial properties	27,120	49,687	30,395	51,835
Secured by residential properties	4,541	7,131	3,745	6,446
Construction and land development:
Residential construction loans	—	—	—	354
Commercial construction loans and land development	13,313	26,681	15,398	29,776
Consumer	3,410	69	3,799	72
	$79,101	$147,668	$85,990	$152,545

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	June 30,	December 31,
	2014	2013
Commercial and industrial:
Secured	$14,258	$15,430
Unsecured	504	1,300
Real estate:
Secured by commercial properties	485	2,638
Secured by residential properties	1,887	398
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	863	112
Consumer	—	—
	$17,997	$19,878

At June 30, 2014 and December 31, 2013, non-covered non-accrual loans included non-covered PCI loans of $11.3 million and $15.8 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $3.9 million and $3.5 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at June 30, 2014 and December 31, 2013, respectively.

Interest income recorded on non-covered accruing impaired loans and on non-covered non-accrual loans was $1.1 million and $2.5 million for the three and six months ended June 30, 2014, respectively. Interest income recorded on non-covered accruing impaired loans and on non-covered non-accrual loans for the three and six months ended June 30, 2013 was nominal.

The Bank classifies loan modifications as TDRs when it concludes that it has both granted a concession to a debtor and that the debtor is experiencing financial difficulties. Loan modifications are typically structured to create affordable payments for the debtor and can be achieved in a variety of ways. The Bank modifies loans by reducing interest rates

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

and/or lengthening loan amortization schedules. The Bank also reconfigures a single loan into two or more loans (“A/B Note”). The typical A/B Note restructure results in a “bad” loan which is charged off and a “good” loan or loans the terms of which comply with the Bank’s customary underwriting policies. The debt charged off on the “bad” loan is not forgiven to the debtor.

Information regarding TDRs granted is shown in the following tables (in thousands). There were no TDRs granted for the three months ended June 30, 2014. At June 30, 2014, the Bank had no unadvanced commitments to borrowers whose loans have been restructured in TDRs. At December 31, 2013, the Bank had $0.5 million in such unadvanced commitments.

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
	A/B Note	Adjustment	Extension	Modification
Six months ended June 30, 2014
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	336	336
Secured by residential properties	—	—	258	258
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	138	138
Consumer	—	—	—	—
	$—	$—	$732	$732

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
	A/B Note	Adjustment	Extension	Modification
Three months ended June 30, 2013
Commercial and industrial:
Secured	$—	$—	$9,853	$9,853
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$9,853	$9,853

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
	A/B Note	Adjustment	Extension	Modification
Six months ended June 30, 2013
Commercial and industrial:
Secured	$—	$—	$9,858	$9,858
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	272	272
Secured by residential properties	—	—	1,047	1,047
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	603	603
Consumer	—	—	—	—
	$—	$—	$11,780	$11,780

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

There were no TDRs granted in the twelve months preceding June 30, 2014 and 2013, for which a payment was at least 30 days past due in the three and six months ended June 30, 2014 and 2013, respectively.

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
June 30, 2014
Commercial and industrial:
Secured	$14,705	$891	$1,690	$17,286	$1,545,510	$21,086	$1,583,882	$1
Unsecured	236	45	—	281	97,104	388	97,773	—
Real estate:
Secured by commercial properties	—	—	—	—	1,103,126	23,917	1,127,043	—
Secured by residential properties	482	1,090	467	2,039	455,149	2,304	459,492	—
Construction and land development:
Residential construction loans	2,176	—	—	2,176	68,280	—	70,456	—
Commercial construction loans and land development	998	—	—	998	310,154	10,003	321,155	—
Consumer	241	55	—	296	51,651	3,089	55,036	—
	$18,838	$2,081	$2,157	$23,076	$3,630,974	$60,787	$3,714,837	$1

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
December 31, 2013
Commercial and industrial:
Secured	$2,171	$277	$1,354	$3,802	$1,492,793	$35,372	$1,531,967	$272
Unsecured	333	9	60	402	103,453	1,444	105,299	59
Real estate:
Secured by commercial properties	192	—	132	324	1,044,437	36,255	1,081,016	—
Secured by residential properties	1,045	36	203	1,284	371,958	2,995	376,237	203
Construction and land development:
Residential construction loans	415	—	—	415	64,664	—	65,079	—
Commercial construction loans and land development	41	881	112	1,034	278,621	19,817	299,472	—
Consumer	201	60	—	261	50,806	4,509	55,576	—
	$4,398	$1,263	$1,861	$7,522	$3,406,732	$100,392	$3,514,646	$534

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

	Pass	Special Mention	Substandard	PCI	Total
June 30, 2014
Commercial and industrial:
Secured	$1,522,487	$18,277	$22,032	$21,086	$1,583,882
Unsecured	97,118	—	267	388	97,773
Real estate:
Secured by commercial properties	1,097,299	4,369	1,458	23,917	1,127,043
Secured by residential properties	451,931	—	5,257	2,304	459,492
Construction and land development:
Residential construction loans	70,456	—	—	—	70,456
Commercial construction loans and land development	309,614	274	1,264	10,003	321,155
Consumer	51,898	—	49	3,089	55,036
	$3,600,803	$22,920	$30,327	$60,787	$3,714,837

	Pass	Special Mention	Substandard	PCI	Total
December 31, 2013
Commercial and industrial:
Secured	$1,450,734	$16,840	$29,021	$35,372	$1,531,967
Unsecured	103,674	12	169	1,444	105,299
Real estate:
Secured by commercial properties	1,038,930	4,436	1,395	36,255	1,081,016
Secured by residential properties	367,758	—	5,484	2,995	376,237
Construction and land development:
Residential construction loans	65,079	—	—	—	65,079
Commercial construction loans and land development	275,808	3,384	463	19,817	299,472
Consumer	51,052	1	14	4,509	55,576
	$3,353,035	$24,673	$36,546	$100,392	$3,514,646

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

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that the Company will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan or portion thereof is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses, or for acquired loans accounted for in pools, charged against the pool discount. Recoveries on charge-offs that occurred prior to the PlainsCapital Merger represent contractual cash flows not expected to be collected and are recorded as accretion income. Recoveries on loans charged-off subsequent to the PlainsCapital Merger are credited to the allowance for loan loss, except for recoveries on loans accounted for in pools, which are credited to the pool discount. The Bank’s loan portfolio is designated into two populations: acquired loans and originated loans. The allowance for loan losses is calculated separately for acquired and originated loans.

Originated Loans

The Company has developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic. Impaired loans that are equal to or greater than $0.5 million are individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in the estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss, adjusted for qualitative or environmental factors. The Bank uses a rolling three year average net loss rate to calculate historical loss factors. The analysis is conducted by call report category, and further disaggregates commercial and industrial loans by collateral type. The analysis considers charge-offs and recoveries in determining the loss rate; therefore net charge-off experience is used. The historical loss calculation for the quarter is calculated by dividing the current quarter net charge-offs for each loan category by the quarter ended loan category balance. The Bank utilizes a weighted average loss rate to better represent recent trends. The Bank weights the most recent four quarter average at 120% versus the oldest four quarters at 80%.

While historical loss experience provides a reasonable starting point for the analysis, historical losses are not the sole basis upon which the Company determines the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to:

•                  changes in the volume and severity of past due, nonaccrual and classified loans;

•                  changes in the nature, volume and terms of loans in the portfolio;

•                  changes in lending policies and procedures;

•                  changes in economic and business conditions and developments that affect the collectability of the portfolio;

•                  changes in lending management and staff;

•                  changes in the loan review system and the degree of oversight by the Bank’s board of directors; and

•                  any concentrations of credit and changes in the level of such concentrations.

Changes in the volume and severity of past due, nonaccrual and classified loans, as well as changes in the nature, volume and terms of loans in the portfolio are key indicators of changes that could indicate a necessary adjustment to the historical loss factors. The magnitude of the impact of these factors on our qualitative assessment of the allowance for loan loss changes from quarter to quarter.

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

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At June 30, 2014 and December 31, 2013, there were no material delinquencies in these types of loans.

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

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Three months ended June 30, 2014
Balance, beginning of period	$16,726	$9,682	$8,096	$141	$34,645
Provision charged to operations	3,631	306	(51)	197	4,083
Loans charged off	(2,924)	(72)	—	(85)	(3,081)
Recoveries on charged off loans	629	82	41	32	784
Balance, end of period	$18,062	$9,998	$8,086	$285	$36,431

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Six months ended June 30, 2014
Balance, beginning of period	$16,865	$8,331	$7,957	$88	$33,241
Provision charged to operations	3,574	1,625	(34)	306	5,471
Loans charged off	(3,731)	(72)	—	(159)	(3,962)
Recoveries on charged off loans	1,354	114	163	50	1,681
Balance, end of period	$18,062	$9,998	$8,086	$285	$36,431

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Three months ended June 30, 2013
Balance, beginning of period	$8,812	$3,522	$4,286	$17	$16,637
Provision charged to operations	6,729	1,820	2,720	20	11,289
Loans charged off	(3,656)	(65)	—	(15)	(3,736)
Recoveries on charged off loans	1,921	62	44	20	2,047
Balance, end of period	$13,806	$5,339	$7,050	$42	$26,237

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Six months ended June 30, 2013
Balance, beginning of period	$1,845	$977	$582	$5	$3,409
Provision charged to operations	13,640	4,257	6,317	80	24,294
Loans charged off	(4,094)	(96)	—	(71)	(4,261)
Recoveries on charged off loans	2,415	201	151	28	2,795
Balance, end of period	$13,806	$5,339	$7,050	$42	$26,237

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
June 30, 2014
Loans individually evaluated for impairment	$2,487	$1,973	$863	$—	$5,323
Loans collectively evaluated for impairment	1,657,694	1,558,341	380,745	51,947	3,648,727
PCI Loans	21,474	26,221	10,003	3,089	60,787
	$1,681,655	$1,586,535	$391,611	$55,036	$3,714,837

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
December 31, 2013
Loans individually evaluated for impairment	$2,273	$373	$112	$—	$2,758
Loans collectively evaluated for impairment	1,598,177	1,417,630	344,622	51,067	3,411,496
PCI Loans	36,816	39,250	19,817	4,509	100,392
	$1,637,266	$1,457,253	$364,551	$55,576	$3,514,646

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
June 30, 2014
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	14,794	9,447	8,021	174	32,436
PCI Loans	2,847	551	65	111	3,574
	$18,062	$9,998	$8,086	$285	$36,431

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
December 31, 2013
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	13,724	7,953	7,918	88	29,683
PCI Loans	2,720	378	39	—	3,137
	$16,865	$8,331	$7,957	$88	$33,241

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

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	June 30,	December 31,
	2014	2013
Commercial and industrial	$50,016	$66,943
Real estate	698,225	787,982
Construction and land development	96,772	151,444
Consumer	—	—
Total covered loans	845,013	1,006,369
Allowance for covered loans	(4,115)	(1,061)
Total covered loans, net of allowance	$840,898	$1,005,308

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	June 30,	December 31,
	2014	2013
Carrying amount	$595,218	$729,156
Outstanding balance	874,589	1,022,514

Changes in the accretable yield for the covered PCI loans were as follows (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Balance, beginning of period	$176,469	$156,548
Increases in expected cash flows	26,871	57,581
Transfer of loans to covered OREO	111	5,372
Accretion	(17,310)	(33,360)
Balance, end of period	$186,141	$186,141

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The remaining nonaccretable difference for covered PCI loans was $389.7 million and $517.9 million at June 30, 2014 and December 31, 2013, respectively.

Covered impaired loans include non-accrual loans, TDRs, PCI loans and partially charged-off loans. Substantially all covered impaired loans are PCI loans. The amounts shown in following tables include Pooled Loans, as well as loans accounted for on an individual basis. For Pooled Loans, the recorded investment with allowance and the related allowance consider impairment measured at the pool level. Covered impaired loans are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
	Principal Balance	No Allowance	Allowance	Investment	Allowance
June 30, 2014
Commercial and industrial:
Secured	$32,119	$11,877	$7,051	$18,928	$108
Unsecured	16,091	3,124	5,284	8,408	883
Real estate:
Secured by commercial properties	480,651	221,909	93,668	315,577	1,186
Secured by residential properties	269,049	159,048	16,820	175,868	1,355
Construction and land development:
Residential construction loans	4,929	1,905	1,170	3,075	5
Commercial construction loans and land development	137,053	65,337	13,246	78,583	377
Consumer	—	—	—	—	—
	$939,892	$463,200	$137,239	$600,439	$3,914

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
	Principal Balance	No Allowance	Allowance	Investment	Allowance
December 31, 2013
Commercial and industrial:
Secured	$43,957	$28,611	$—	$28,611	$—
Unsecured	16,280	9,008	882	9,890	882
Real estate:
Secured by commercial properties	528,825	365,346	—	365,346	—
Secured by residential properties	289,094	199,581	—	199,581	—
Construction and land development:
Residential construction loans	8,920	5,280	—	5,280	—
Commercial construction loans and land development	183,117	121,363	—	121,363	—
Consumer	—	—	—	—	—
	$1,070,193	$729,189	$882	$730,071	$882

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Commercial and industrial:
Secured	$20,585	$23,770
Unsecured	8,688	9,149
Real estate:
Secured by commercial properties	327,508	340,462
Secured by residential properties	182,264	187,725
Construction and land development:
Residential construction loans	3,669	4,178
Commercial construction loans and land development	84,800	99,973
Consumer	—	—
	$627,514	$665,257

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	June 30,	December 31,
	2014	2013
Commercial and industrial:
Secured	$1,141	$91
Unsecured	954	882
Real estate:
Secured by commercial properties	10,910	40
Secured by residential properties	1,710	209
Construction and land development:
Residential construction loans	1,905	575
Commercial construction loans and land development	14	—
Consumer	—	—
	$16,634	$1,797

At June 30, 2014, covered non-accrual loans included covered PCI loans of $11.4 million for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income recorded on covered accruing impaired loans and on covered non-accrual loans for the three and six months ended June 30, 2014 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method. Additionally, no acquired covered performing loans have been modified in a TDR.

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
June 30, 2014
Commercial and industrial:
Secured	$—	$915	$226	$1,141	$21,293	$17,787	$40,221	$—
Unsecured	1,000	—	71	1,071	387	8,337	9,795	—
Real estate:
Secured by commercial properties	580	100	609	1,289	56,520	315,197	373,006	229
Secured by residential properties	1,298	764	1,137	3,199	147,862	174,158	325,219	43
Construction and land development:
Residential construction loans	—	—	1,905	1,905	1,093	1,170	4,168	—
Commercial construction loans and land development	57	227	—	284	13,751	78,569	92,604	—
Consumer	—	—	—	—	—	—	—	—
	$2,935	$2,006	$3,948	$8,889	$240,906	$595,218	$845,013	$272

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
December 31, 2013
Commercial and industrial:	$3,904	$10	$81	$3,995	$20,918	$28,520	$53,433	$—
Secured	10	259	—	269	3,351	9,890	13,510	—
Unsecured
Real estate:	999	—	40	1,039	63,780	365,306	430,125	—
Secured by commercial properties	1,679	678	209	2,566	155,919	199,372	357,857	—
Secured by residential properties
Construction and land development:	1,861	—	576	2,437	5,026	4,705	12,168	—
Residential construction loans	244	20	—	264	17,649	121,363	139,276	—
Commercial construction loans and land development	—	—	—	—	—	—	—	—
Consumer	$8,697	$967	$906	$10,570	$266,643	$729,156	$1,006,369	$—

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

	Pass	Special Mention	Substandard	PCI	Total
June 30, 2014
Commercial and industrial:
Secured	$15,233	$—	$7,201	$17,787	$40,221
Unsecured	156	—	1,302	8,337	9,795
Real estate:
Secured by commercial properties	47,299	1,681	8,829	315,197	373,006
Secured by residential properties	143,451	—	7,610	174,158	325,219
Construction and land development:
Residential construction loans	1,093	—	1,905	1,170	4,168
Commercial construction loans and land development	11,527	—	2,508	78,569	92,604
Consumer	—	—	—	—	—
	$218,759	$1,681	$29,355	$595,218	$845,013

	Pass	Special Mention	Substandard	PCI	Total
December 31, 2013
Commercial and industrial:
Secured	$24,152	$—	$761	$28,520	$53,433
Unsecured	3,040	—	580	9,890	13,510
Real estate:
Secured by commercial properties	59,343	3,310	2,166	365,306	430,125
Secured by residential properties	155,439	—	3,046	199,372	357,857
Construction and land development:
Residential construction loans	6,087	—	1,376	4,705	12,168
Commercial construction loans and land development	17,806	—	107	121,363	139,276
Consumer	—	—	—	—	—
	$265,867	$3,310	$8,036	$729,156	$1,006,369

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

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Three months ended June 30, 2014
Balance, beginning of period	$932	$1,696	$37	$—	$2,665
Provision charged to operations	214	855	381	—	1,450
Loans charged off	—	—	—	—	—
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$1,146	$2,551	$418	$—	$4,115

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
Six months ended June 30, 2014
Balance, beginning of period	$1,053	$8	$—	$—	$1,061
Provision charged to operations	184	2,587	533	—	3,304
Loans charged off	(91)	(44)	(115)	—	(250)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$1,146	$2,551	$418	$—	$4,115

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
June 30, 2014
Loans individually evaluated for impairment	$915	$—	$801	$—	$1,716
Loans collectively evaluated for impairment	22,977	208,870	16,232	—	248,079
PCI Loans	26,124	489,355	79,739	—	595,218
	$50,016	$698,225	$96,772	$—	$845,013

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
December 31, 2013
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	28,533	223,304	25,376	—	277,213
PCI Loans	38,410	564,678	126,068	—	729,156
	$66,943	$787,982	$151,444	$—	$1,006,369

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
June 30, 2014
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	155	10	36	—	201
PCI Loans	991	2,541	382	—	3,914
	$1,146	$2,551	$418	$—	$4,115

	Commercial and		Construction and
	Industrial	Real Estate	Land Development	Consumer	Total
December 31, 2013
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	171	8	—	—	179
PCI Loans	882	—	—	—	882
	$1,053	$8	$—	$—	$1,061

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Balance, beginning of period	$152,310	$142,833
Additions to covered OREO	8,802	31,992
Dispositions of covered OREO	(16,410)	(29,692)
Valuation adjustments in the period	(2,528)	(2,959)
Balance, end of period	$142,174	$142,174

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Balance, beginning of period	$188,736	$188,291
FDIC Indemnification Asset accretion (amortization)	490	1,847
Transfers to due from FDIC and other	(14,112)	(15,024)
Balance, end of period	$175,114	$175,114

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR and other information related to our serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$29,939	$4,430	$20,149	$2,080
Additions	7,376	2,180	14,808	4,305
Sales	—	—	—	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(1,113)	608	1,651	907
Due to customer payments	(325)	(107)	(731)	(181)
Balance, end of period	$35,877	$7,111	$35,877	$7,111

	June 30,	December 31,
	2014	2013
Mortgage loans serviced for others	$3,300,871	$1,965,883
MSR as a percentage of serviced mortgage loans	1.09%	1.02%

(1)         Primarily represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR were as follows.

	June 30,	December 31,
	2014	2013
Weighted average constant prepayment rate	10.32%	9.72%
Weighted average discount rate	11.11%	12.37%
Weighted average life (in years)	7.2	7.6

A sensitivity analysis of the fair value of the Company’s MSR to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2014	2013
Constant prepayment rate:
Impact of 10% adverse change	$(961)	$(601)
Impact of 20% adverse change	(1,855)	(1,170)
Discount rate:
Impact of 100 basis point adverse change	(1,039)	(631)
Impact of 200 basis point adverse change	(1,994)	(1,236)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $2.8 million and $0.6 million during the three months ended June 30, 2014 and 2013, respectively, and $5.0 million and $0.9 million during the six months ended June 30, 2014 and 2013, respectively, were included in other noninterest income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2014	2013
Noninterest-bearing demand	$1,829,072	$1,773,749
Interest-bearing:
NOW accounts	1,143,753	1,083,596
Money market	857,208	878,578
Brokered - money market	102,228	276,760
Demand	78,133	47,636
Savings	259,540	357,325
Time	1,753,292	2,110,947
Brokered - time	132,084	194,327
	$6,155,310	$6,722,918

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2014	2013
Federal funds purchased	$205,425	$137,225
Securities sold under agreements to repurchase	129,768	107,462
Federal Home Loan Bank notes	750,000	—
Short-term bank loans	102,000	97,400
	$1,187,193	$342,087

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

	Six Months Ended June 30,
	2014	2013
Average balance during the period	$331,142	$304,418
Average interest rate during the period	0.17%	0.20%

	June 30,	December 31,
	2014	2013
Average interest rate at end of period	0.11%	0.16%
Securities underlying the agreements at end of period:
Carrying value	$174,772	$144,991
Estimated fair value	$171,946	$138,719

Federal Home Loan Bank (“FHLB”) notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following tables (dollars in thousands).

	Six Months Ended June 30,
	2014	2013
Average balance during the period	$137,159	$147,241
Average interest rate during the period	0.14%	0.12%

	June 30,	December 31,
	2014	2013
Average interest rate at end of period	0.15%	—

FSC uses short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at June 30, 2014 and December 31, 2013 was 1.12% and 1.15%, respectively.

10. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective rate was 36.2% and 37.0% for the three months ended June 30, 2014 and 2013, respectively, and 36.2% and 36.7% for the six months ended June 30, 2014 and 2013, respectively.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. There were no uncertain tax positions at June 30, 2014 and December 31, 2013.

The Company files income tax returns in U.S. federal and several U.S. state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. Excluding those entities acquired as a part of the PlainsCapital Merger, the Company has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2010, and is under no federal or state tax audits at June 30, 2014. PlainsCapital has been examined by U.S. tax authorities for U.S. federal income tax years prior to 2011, and is under no federal or state tax audits at June 30, 2014.

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

Each of Hilltop, Peruna LLC (wholly owned subsidiary of Hilltop), SWS and the individual members of the board of directors of SWS have been named as defendants in two purported stockholder class action lawsuits arising out of the pending merger. Both lawsuits were filed in Delaware Chancery Court (Joseph Arceri v. SWS Group, Inc. et al and Chaile Steinberg v. SWS Group, Inc. et al filed April 8, 2014 and April 11, 2014, respectively). On May 13, 2014, the Delaware Chancery Court consolidated the two actions for all purposes. On June 10, 2014, plaintiffs filed a consolidated amended complaint. The complaint generally alleges, among other things, that the SWS board of directors breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the merger and by making incomplete or misleading disclosures, and that the other defendants aided and abetted such breaches of fiduciary duty. The complaints allege, among other things, that the SWS board of directors labored under conflicts of interest, and that certain provisions of the merger agreement unduly restrict SWS’s ability to negotiate with other potential bidders. The complaints seek relief that includes, among other things, an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and the payment of plaintiffs’ attorneys’ fees and costs. On June 16, 2014, plaintiffs moved for a preliminary injunction prohibiting the consummation of the merger, and for expedited proceedings in connection therewith. Hilltop believes that the claims are without merit and intends to vigorously defend against these actions.

The Company is involved in information-gathering requests and investigations (both formal and informal), as well as reviews, examinations and proceedings (collectively, “Inquiries”) by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding its business, business practices and policies, as well as the conduct of persons with whom it does business. Additional Inquiries will arise from time to time. In connection with those Inquiries, the Company receives document requests, subpoenas and other requests for information. The Inquiries, including the Inquiry described below, could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on the Company’s consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in the Company’s business practices, and could result in

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

additional expenses and collateral costs, including reputational damage.

As a part of an industry-wide inquiry, PrimeLending received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration. PrimeLending is cooperating with this Inquiry.

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

At June 30, 2014 and December 31, 2013, the mortgage origination segment’s indemnification liability reserve totaled $19.7 million and $21.1 million, respectively. The provision for indemnification losses was $0.9 million and $1.0 million during the three months ended June 30, 2014 and 2013, respectively, and $1.4 million and $2.0 million during the six months ended June 30, 2014 and 2013, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables provide for a roll-forward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims Activity - Origination Loan Balance		Representation and Warranty Specific Claims Activity - Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$51,929	$41,230	$51,912	$39,693
Claims made	11,799	8,034	17,873	19,654
Claims resolved with no payment	(4,873)	(593)	(9,331)	(8,413)
Repurchases	(4,360)	(1,248)	(5,268)	(2,899)
Indemnification payments	(1,372)	(1,333)	(2,063)	(1,945)
Balance, end of period	$53,123	$46,090	$53,123	$46,090

	Indemnification Liability Reserve Activity		Indemnification Liability Reserve Activity
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$20,975	$19,701	$21,121	$18,964
Additions for new sales	852	956	1,412	1,956
Repurchases	(524)	(82)	(1,028)	(135)
Early payment defaults	(56)	(137)	(77)	(232)
Indemnification payments	(931)	(219)	(1,112)	(524)
Change in estimate	(628)	178	(628)	368
Balance, end of period	$19,688	$20,397	$19,688	$20,397

Reserve for Indemnification Liability:
Specific claims	$12,761
Incurred but not reported claims	6,927
Total	$19,688

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.2 billion at June 30, 2014 and outstanding financial and performance standby letters of credit of $40.6 million at June 30, 2014.

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

13. Stock-Based Compensation

Pursuant to the Hilltop Holdings 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Upon the approval by stockholders and effectiveness of the 2012 Plan in September 2012, no additional awards were permissible under the 2003 Equity Incentive Plan (the “2003 Plan”). In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At June 30, 2014, 3,167,928 shares of common stock remain available for issuance pursuant to the 2012 Plan.

During the six months ended June 30, 2014, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 346,718 restricted stock units (“RSUs”) pursuant to the 2012 Plan. A total of 276,681 of these RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and the remaining RSUs vest based upon the achievement of certain performance goals over a three-year period. These RSUs are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The weighted average grant date fair value related to these RSUs was $23.92 per share. At June 30, 2014, unrecognized compensation expense related to these RSUs was $7.7 million, which will be amortized through March 2017. The RSUs are not transferable, and the shares of common stock issuable upon conversion of vested RSUs are generally subject to transfer restrictions for a period of one year following conversion, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

During 2013, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees a total of 471,000 restricted shares of common stock (“Restricted Stock Awards”) pursuant to the 2012 Plan. These Restricted Stock Awards generally cliff vest on the third anniversary of the grant date and are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The weighted average grant date fair value related to these Restricted Stock Awards was $13.32 per share. At June 30, 2014, unrecognized compensation expense related to these Restricted Stock Awards was $3.8 million, which will be amortized through September 2016. The award agreements governing these Restricted Stock Awards provide for accelerated vesting under certain conditions.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the six months ended June 30, 2014 and 2013, Hilltop granted 5,011 and 3,530 shares of common stock to independent members of the Company’s Board of Directors for services rendered to the Company pursuant to the 2012 Plan.

Stock options granted on November 2, 2011 to two senior executives pursuant to the 2003 Plan to purchase an aggregate of 600,000 shares of the Company’s common stock (the “Stock Option Awards”) at an exercise price of $7.70 per share were outstanding at June 30, 2014. These Stock Option Awards vest in five equal installments beginning on the grant date, with the remainder vesting on each grant date anniversary through 2015. At June 30, 2014, unrecognized compensation expense related to these Stock Option Awards was $0.1 million, which will be amortized through October 2015. Additionally, these Stock Option Awards expire on November 2, 2016.

Compensation expense related to the plans was $1.3 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $2.0 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

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

In July 2013, federal banking regulators released final rules for the regulation of capital and liquidity for U.S. banking organizations, establishing a new comprehensive capital framework (“Basel III”) for U.S. banking organizations that will become effective for reporting periods beginning after January 1, 2015 (subject to a phase-in period through January 2019).

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible that the Company may accelerate redemption of the existing junior subordinated debentures. All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2014, under guidance issued by the Board of Governors of the Federal Reserve System.

Management believes that, as of June 30, 2014, Hilltop and the Bank would meet all applicable capital adequacy requirements under the Basel III capital rules for banks with less than $15 billion in assets on a fully phased-in basis as if such requirements were currently in effect.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table shows the Bank’s and Hilltop’s consolidated actual capital amounts and ratios compared to the regulatory minimum capital requirements and the Bank’s regulatory minimum capital requirements needed to qualify as a “well-capitalized” institution (dollars in thousands), without giving effect to the final Basel III capital rules.

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Tier 1 capital (to average assets):
Bank	$811,068	9.97%	$325,381	4%	$406,726	5%
Hilltop	1,167,323	13.51%	345,651	4%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	811,068	13.22%	245,444	4%	$368,166	6%
Hilltop	1,167,323	18.11%	257,816	4%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	852,846	13.90%	490,888	8%	$613,610	10%
Hilltop	1,211,017	18.79%	515,632	8%	N/A	N/A

December 31, 2013
Tier 1 capital (to average assets):
Bank	$762,364	9.29%	$328,275	4%	$410,344	5%
Hilltop	1,112,424	12.81%	347,480	4%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	762,364	13.38%	227,984	4%	341,976	6%
Hilltop	1,112,424	18.53%	240,159	4%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	797,771	14.00%	455,968	8%	569,960	10%
Hilltop	1,148,736	19.13%	480,318	8%	N/A	N/A

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

Financial Advisory

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. At June 30, 2014, FSC had net capital of $60.3 million (the minimum net capital requirement was $5.8 million), net capital maintained by FSC was 21% of aggregate debits, and net capital in excess of the minimum requirement was $54.5 million.

Under certain conditions, FSC may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. FSC was required to segregate $4.0 million in cash and securities at June 30, 2014, which is included in other assets within the consolidated balance sheet. At December 31, 2013, FSC was not required to segregate cash and securities.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2014 and December 31, 2013.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”) and the GNMA. On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of June 30, 2014, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

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

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	June 30,	December 31,
	2014	2013
Capital and surplus:
National Lloyds Insurance Company	$100,479	$98,602
American Summit Insurance Company	28,004	26,452

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statutory net income (loss):
National Lloyds Insurance Company	$(4,664)	$(13,331)	$1,322	$(9,940)
American Summit Insurance Company	245	(1,380)	1,376	(1,129)

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2014, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2013, the most recent date for which the RBC calculation was performed, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required. As of June 30, 2014, management was not aware of any changes in financial condition or structure that would cause the Company’s insurance subsidiaries to not be in compliance with the required RBC ratio.

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments produced a net loss of $3.6 million for the three months ended June 30, 2014, as compared to a net gain of $32.0 million during the same period in 2013, and a net loss of $5.2 million for the six months ended June 30, 2014, as compared to a net gain of $34.0 million during the same period in 2013. The changes in the fair values of these derivative instruments were recorded as a component of net gains from sale of loans and other mortgage production income. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale is discussed in Note 3 to the consolidated financial statements. The fair values of FSC’s derivative instruments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of FSC’s derivatives produced net gains of $3.2 million and $3.8 million for the three months ended June 30, 2014 and 2013, respectively, and net gains of $6.1 million and $5.6 million for the six months ended June 30, 2014 and 2013, respectively, which were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	June 30, 2014		December 31, 2013
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$981,330	$28,584	$602,467	$12,151
Commitments to purchase MBSs	416,294	6,870	236,305	(109)
Commitments to sell MBSs	2,303,071	(13,847)	1,645,332	11,383
Fee Award Option	20,432	(6,300)	20,432	(5,600)

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2014
Securities borrowed:
Institutional counterparties	$163,682	$—	$163,682	$(163,682)	$—	$—
	$163,682	$—	$163,682	$(163,682)	$—	$—

December 31, 2013
Securities borrowed:
Institutional counterparties	$107,365	$—	$107,365	$(107,365)	$—	$—

Forward MBS derivatives:
Institutional counterparties	11,489	(76)	11,413	—	(286)	11,127
	$118,854	$(76)	$118,778	$(107,365)	$(286)	$11,127

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2014
Securities loaned:
Institutional counterparties	$133,162	$—	$133,162	$(133,162)	$—	$—

Repurchase agreements:
Customer counterparties	123,856	—	123,856	(123,856)	—	—
Institutional counterparties	5,912	—	5,912	(5,912)	—	—

Forward MBS derivatives:
Institutional counterparties	13,938	(91)	13,847	—	(7,845)	6,002
	$276,868	$(91)	$276,777	$(262,930)	$(7,845)	$6,002

December 31, 2013
Securities loaned:
Institutional counterparties	$74,913	$—	$74,913	$(74,913)	$—	$—

Repurchase agreements:
Customer counterparties	107,462	—	107,462	(107,462)	—	—

Forward MBS derivatives:
Institutional counterparties	30	—	30	—	(17)	13
	$182,405	$—	$182,405	$(182,375)	$(17)	$13

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

17. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2014	2013
Receivables:
Securities borrowed	$163,682	$107,365
Securities failed to deliver	26,974	7,160
Clearing organizations	80	4,698
Due from dealers	28	94
	$190,764	$119,317

Payables:
Securities loaned	$133,162	$74,913
Correspondents	49,885	44,852
Securities failed to receive	28,002	5,523
Clearing organizations	16,842	4,390
	$227,891	$129,678

18. Reserves for Unpaid Losses and Loss Adjustment Expenses

Information regarding the reserve for unpaid losses and losses and loss adjustment expenses (“LAE”) are as follows (in thousands).

	Six Months Ended June 30,
	2014	2013

Balance, beginning of period	$27,468	$34,012
Less reinsurance recoverables	(4,508)	(10,385)
Net balance, beginning of period	22,960	23,627

Incurred related to:
Current period	48,750	68,602
Prior periods	4,862	743
Total incurred	53,612	69,345

Payments related to:
Current period	(33,171)	(44,678)
Prior periods	(11,980)	(11,604)
Total payments	(45,151)	(56,282)

Net balance, end of period	31,421	36,690
Plus reinsurance recoverables	3,725	5,768
Balance, end of period	$35,146	$42,458

The decrease in the reserves at June 30, 2014 as compared to June 30, 2013 of $7.3 million is primarily due to decreased reserves attributable to the decreased year-over-year severity of incurred tornado, wind and hail losses. Prior period adverse development of $4.9 million during the six months ended June 30, 2014 was primarily related to litigation emerging from a series of hail storms within the 2012 accident year.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

19. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2014, reinsurance receivables have a carrying value of $4.1 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at June 30, 2014, based on NLC’s quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$47,999	$43,534	$47,950	$41,943	$91,770	$86,293	$89,807	$82,490
Reinsurance assumed	2,677	2,178	2,120	1,748	4,910	4,198	3,873	3,378
Reinsurance ceded	(5,295)	(4,935)	(5,224)	(5,101)	(9,481)	(9,395)	(9,779)	(9,805)
Net premiums	$45,381	$40,777	$44,846	$38,590	$87,199	$81,096	$83,901	$76,063

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Loss and LAE incurred	$36,455	$49,537	$54,207	$70,949
Reinsurance recoverables	(1,180)	(1,377)	(595)	(1,604)
Net loss and LAE incurred	$35,275	$48,160	$53,612	$69,345

Multi-line excess of loss coverage

In addition to the catastrophe reinsurance noted below, both NLIC and ASIC participate in an excess of loss program placed with various reinsurers. This program is limited to each risk with respect to property and liability in the amount of $500,000 for each of NLIC and ASIC. Each of NLIC and ASIC retain $500,000 in this program.

Catastrophic coverage

At June 30, 2014, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $50 million in excess of $50 million loss and $40 million in excess of $100 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At June 30, 2014, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Three Months Ended June 30, 2014
Net interest income (expense)	$90,828	$(2,389)	$838	$3,178	$1,695	$4,296	$98,446
Provision for loan losses	5,516	—	—	17	—	—	5,533
Noninterest income	16,392	122,820	43,123	25,838	—	(4,892)	203,281
Noninterest expense	60,240	111,224	49,420	28,359	2,565	(596)	251,212
Income (loss) before income taxes	$41,464	$9,207	$(5,459)	$640	$(870)	$—	$44,982

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2014
Net interest income (expense)	$170,401	$(6,528)	$1,817	$5,808	$3,387	$8,982	$183,867
Provision for loan losses	8,744	—	—	31	—	—	8,775
Noninterest income	32,621	214,583	85,896	50,435	—	(10,154)	373,381
Noninterest expense	120,917	201,857	81,762	55,724	4,753	(1,172)	463,841
Income (loss) before income taxes	$73,361	$6,198	$5,951	$488	$(1,366)	$—	$84,632

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Three Months Ended June 30, 2013
Net interest income (expense)	$68,597	$(11,847)	$873	$3,511	$(105)	$7,396	$68,425
Provision for loan losses	11,300	—	—	(11)	—	—	11,289
Noninterest income	11,928	165,257	40,777	28,863	—	(7,592)	239,233
Noninterest expense	31,919	134,487	62,144	30,373	1,673	(196)	260,400
Income (loss) before income taxes	$37,306	$18,923	$(20,494)	$2,012	$(1,778)	$—	$35,969

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2013
Net interest income (expense)	$136,268	$(23,850)	$1,886	$6,754	$(236)	$14,864	$135,686
Provision for loan losses	24,266	—	—	28	—	—	24,294
Noninterest income	24,132	311,785	80,202	51,641	—	(15,249)	452,511
Noninterest expense	62,599	256,758	96,410	56,099	3,910	(385)	475,391
Income (loss) before income taxes	$73,535	$31,177	$(14,322)	$2,268	$(4,146)	$—	$88,512

June 30, 2014
Goodwill	$207,741	$13,071	$23,988	$7,008	$—	$—	$251,808

Total assets	$8,223,370	$1,574,401	$326,478	$712,693	$1,402,816	$(2,843,310)	$9,396,448

December 31, 2013
Goodwill	$207,741	$13,071	$23,988	$7,008	$—	$—	$251,808

Total assets	$7,981,517	$1,249,091	$308,160	$520,412	$1,316,398	$(2,471,456)	$8,904,122

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. For the three and six months ended June 30, 2014, stock options and RSUs are the only potentially dilutive non-participating instruments issued by Hilltop, while potentially dilutive non-participating instruments for the three and six months ended June 30, 2013 included stock options, RSUs and the 7.50% Senior Exchangeable Notes due 2025 (the “Notes”), which were called for redemption during the fourth quarter of 2013. Next, we determine and include in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per share:
Income applicable to Hilltop common stockholders	$27,085	$20,943	$50,845	$53,313
Less: income applicable to participating shares	(141)	(116)	(266)	(295)
Net earnings available to Hilltop common stockholders	$26,944	$20,827	$50,579	$53,018

Weighted average shares outstanding - basic	89,709	83,490	89,708	83,489

Basic earnings per common share	$0.30	$0.25	$0.56	$0.64

Diluted earnings per share:
Income applicable to Hilltop common stockholders	$27,085	$20,943	$50,845	$53,313
Add: interest expense on senior exchangeable notes (net of tax)	—	1,053	—	2,105
Net earnings available to Hilltop common stockholders	$27,085	$21,996	$50,845	$55,418

Weighted average shares outstanding - basic	89,709	83,490	89,708	83,489
Effect of potentially dilutive securities	860	6,804	868	6,636
Weighted average shares outstanding - diluted	90,569	90,294	90,576	90,125

Diluted earnings per common share	$0.30	$0.24	$0.56	$0.61

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09 which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 and may be adopted using either a full retrospective transition method or a modified retrospective transition method. Early adoption is not permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The amendment is intended to reduce the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results and will permit companies to have continuing cash flows and significant continuing involvement with the disposed component. The amendment is effective for disposals (or classifications as held for sale) and acquired businesses or nonprofit activities that are classified as held for sale upon acquisition that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. As such, the Company will evaluate the provisions of the amendment as it relates to any potential disposals or acquisitions beginning on or after January 1, 2015.

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

•                  risks associated with merger and acquisition integration, including the assets and liabilities of FNB and SWS;

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

On September 13, 2013 (the “Bank Closing Date”), the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of Edinburg, Texas-based FNB from the FDIC, as receiver, and reopened former branches of FNB acquired from the FDIC under the “PlainsCapital Bank” name (the “FNB Transaction”). Pursuant to the Purchase and Assumption Agreement by and among the FDIC as receiver for FNB, the FDIC and the Bank (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements whereby the FDIC agreed to share in the losses of certain covered loans and covered other real estate owned (“OREO”) that the Bank acquired in the FNB Transaction. The fair value of the assets acquired was $2.2 billion, including $1.1 billion in covered loans, $286.2 million in securities, $135.2 million in covered OREO and $42.9 million in non-covered loans. The Bank also assumed $2.2 billion in liabilities, consisting primarily of deposits.

On March 31, 2014, we entered into a definitive merger agreement with SWS providing for the merger of SWS with and into a subsidiary of Hilltop formed for the purpose of facilitating this transaction. Under the terms of the merger agreement, SWS stockholders will receive per share consideration of 0.2496 shares of Hilltop common stock and $1.94 of cash, equating to $7.25 per share based on Hilltop’s closing price on June 30, 2014. The value of the merger consideration will fluctuate with the market price of Hilltop common stock. We intend to fund the cash portion of the consideration through available cash. The merger is subject to customary closing conditions, including regulatory approvals and approval of the stockholders of SWS, and is expected to be completed prior to the end of 2014.

At June 30, 2014, on a consolidated basis, we had total assets of $9.4 billion, total deposits of $6.2 billion, total loans, including loans held for sale, of $6.0 billion and stockholders’ equity of $1.4 billion. Our banking operations include the operations acquired in the FNB Transaction since September 14, 2013.

Segment Information

We have two primary operating business units, PlainsCapital (financial services and products) and NLC (insurance). Within the PlainsCapital unit are three primary wholly owned operating subsidiaries: the Bank, PrimeLending and First Southwest. Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, mortgage origination, insurance and financial advisory. During the fourth quarter of 2013, we began presenting certain amounts previously allocated to the four reportable business segments under the heading Corporate to better reflect our internal organizational structure. This change had no impact on our consolidated results of operations. Our historical segment disclosures and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to conform to the current presentation. Consistent with the segment operating results during 2013, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our mortgage origination, insurance and financial advisory segments. Based on historical results of PlainsCapital Corporation, which we acquired on November 30, 2012, the relative share of total revenue provided by our banking and mortgage origination segments fluctuates depending on market conditions, and operating results for the mortgage origination segment tend to be more volatile than operating results for the banking segment.

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

The financial advisory segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services at First Southwest. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the SEC and Financial Industry Regulatory Authority and a member of the New York Stock Exchange, and First Southwest Asset Management, Inc., a registered investment advisor under the Investment Advisors Act of 1940. FSC holds trading securities to support sales, underwriting and other customer activities. These securities are marked to market through other noninterest income. FSC uses derivatives to support mortgage origination programs of certain non-profit housing organization clients. FSC hedges its related exposure to interest rate risk from these programs with U.S. Agency to-be-announced, or TBA, mortgage-backed securities. These derivatives are marked to market through other noninterest income.

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

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Three Months Ended June 30, 2014
Net interest income (expense)	$90,828	$(2,389)	$838	$3,178	$1,695	$4,296	$98,446
Provision for loan losses	5,516	—	—	17	—	—	5,533
Noninterest income	16,392	122,820	43,123	25,838	—	(4,892)	203,281
Noninterest expense	60,240	111,224	49,420	28,359	2,565	(596)	251,212
Income (loss) before income taxes	$41,464	$9,207	$(5,459)	$640	$(870)	$—	$44,982

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2014
Net interest income (expense)	$170,401	$(6,528)	$1,817	$5,808	$3,387	$8,982	$183,867
Provision for loan losses	8,744	—	—	31	—	—	8,775
Noninterest income	32,621	214,583	85,896	50,435	—	(10,154)	373,381
Noninterest expense	120,917	201,857	81,762	55,724	4,753	(1,172)	463,841
Income (loss) before income taxes	$73,361	$6,198	$5,951	$488	$(1,366)	$—	$84,632

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Three Months Ended June 30, 2013
Net interest income (expense)	$68,597	$(11,847)	$873	$3,511	$(105)	$7,396	$68,425
Provision for loan losses	11,300	—	—	(11)	—	—	11,289
Noninterest income	11,928	165,257	40,777	28,863	—	(7,592)	239,233
Noninterest expense	31,919	134,487	62,144	30,373	1,673	(196)	260,400
Income (loss) before income taxes	$37,306	$18,923	$(20,494)	$2,012	$(1,778)	$—	$35,969

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Six Months Ended June 30, 2013
Net interest income (expense)	$136,268	$(23,850)	$1,886	$6,754	$(236)	$14,864	$135,686
Provision for loan losses	24,266	—	—	28	—	—	24,294
Noninterest income	24,132	311,785	80,202	51,641	—	(15,249)	452,511
Noninterest expense	62,599	256,758	96,410	56,099	3,910	(385)	475,391
Income (loss) before income taxes	$73,535	$31,177	$(14,322)	$2,268	$(4,146)	$—	$88,512

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $183.9 million in net interest income during the six months ended June 30, 2014, compared with net interest income of $135.7 million during the same period in 2013. The year-over-year increase in net interest income was primarily due to the inclusion of those operations acquired as a part of the FNB Transaction within our banking segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)                                     Income from mortgage operations. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2014 and 2013, we generated $214.5 million and $311.7 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(ii)                                  Net insurance premiums earned.  Through our wholly owned insurance subsidiary, NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $81.1 million in net insurance premiums earned during the six months ended June 30, 2014, compared with $76.1 million during the same period in the prior year.

(iii)                               Investment advisory fees and commissions and securities brokerage fees and commissions.  Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $43.6 million and $48.0 million in investment advisory fees and commissions and securities brokerage fees and commissions during the six months ended June 30, 2014 and 2013, respectively.

In the aggregate, we generated $373.4 million and $452.5 million in noninterest income during the six months ended June 30, 2014 and 2013, respectively. The significant year-over-year decrease in noninterest income was primarily due to the decrease in loan origination volume within our mortgage origination segment, partially offset by increases in noninterest income in our banking and insurance segments.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders for the three months ended June 30, 2014 was $27.1 million, or $0.30 per diluted share, compared to net income applicable to common stockholders of $20.9 million, or $0.24 per diluted share, for the three months ended June 30, 2013. Net income applicable to common stockholders for the six months ended June 30, 2014 was $50.8 million, or $0.56 per diluted share, compared to net income applicable to common stockholders of $53.3 million, or $0.61 per diluted share, for the six months ended June 30, 2013.

Certain items included in net income for 2013 and 2014 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”) and the FNB Transaction. Income before taxes for the three months ended June 30, 2014 includes net accretion of $17.0 million and $10.4 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $2.3 million and $0.3 million, respectively. During the three months ended June 30, 2013, income before taxes includes net accretion of $15.9 million on earning assets and liabilities acquired in the PlainsCapital Merger, offset by amortization of identifiable intangibles of $2.5 million. Income before taxes for the six months ended June 30, 2014 includes net accretion of $27.0 million and $19.9 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $4.6 million and $0.5 million, respectively. During the six months ended June 30, 2013, income before taxes includes net accretion of $31.9 million on earning assets and liabilities acquired in the PlainsCapital Merger, offset by amortization of identifiable intangibles of $4.9 million.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended
	2014	2013	2014	2013	December 31, 2013
Performance Ratios:
Return on average stockholders’ equity	7.99%	7.29%	7.82%	9.46%	10.48%
Return on average assets	1.24%	1.24%	1.19%	1.58%	1.66%
Net interest margin (taxable equivalent) (1)	5.18%	4.33%	4.90%	4.34%	4.47%

(1) Taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended June 30, 2014, the consolidated taxable equivalent net interest margin of 5.18% was impacted by PlainsCapital Merger related accretion of discount on loans of $17.8 million, amortization of premium on acquired securities of $1.0 million and amortization of premium on acquired time deposits of $0.2 million. Additionally, FNB Transaction related accretion of discount on loans of $8.1 million and amortization of premium on acquired time deposits of $2.3 million also impacted the consolidated taxable equivalent net interest margin during the three months ended June 30, 2014. These items increased the consolidated taxable equivalent net interest margin by 140 basis points for the three months ended June 30, 2014. The consolidated taxable equivalent net interest margin was 4.33% for the three months ended June 30, 2013. The taxable equivalent net interest margin for the second quarter of 2013 was impacted by PlainsCapital Merger related accretion of discount on loans of $16.7 million, amortization of premium on acquired securities of $1.4 million and amortization of premium on acquired time deposits of $0.6 million. These items increased the consolidated taxable equivalent interest margin by 98 basis points for the three months ended June 30, 2013.

During the six months ended June 30, 2014, the consolidated taxable equivalent net interest margin of 4.90% was impacted by PlainsCapital Merger related accretion of discount on loans of $28.6 million, amortization of premium on acquired securities of $1.9 million and amortization of premium on acquired time deposits of $0.3 million. Additionally, FNB Transaction related accretion of discount on loans of $15.3 million and amortization of premium on acquired time deposits of $4.6 million also impacted the consolidated taxable equivalent net interest margin during the six months ended June 30, 2014. These items increased the consolidated taxable equivalent net interest margin by 121 basis points for the six months ended June 30, 2014. The consolidated taxable equivalent net interest margin was 4.34% for the six months ended June 30, 2013. The taxable equivalent net interest margin for the six months ended June 30, 2013 was impacted by PlainsCapital Merger related accretion of discount on loans of $33.6 million, amortization of premium on acquired securities of $3.4 million and amortization of premium on acquired time deposits of $1.7 million. These items increased the consolidated taxable equivalent interest margin by 97 basis points for the six months ended June 30, 2013.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2014			2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,526,869	$92,204	6.63%	$4,352,489	$65,213	5.95%
Investment securities - taxable	1,144,269	7,618	2.66%	996,624	6,480	2.60%
Investment securities - non-taxable (2)	185,533	1,772	3.82%	201,383	1,772	3.52%
Federal funds sold and securities purchased under agreements to resell	20,308	14	0.28%	34,594	35	0.40%
Interest-bearing deposits in other financial institutions	575,653	317	0.22%	581,676	242	0.25%
Other	218,413	3,068	5.62%	164,754	3,009	7.31%
Interest-earning assets, gross	7,671,045	104,993	5.44%	6,331,520	76,751	4.82%
Allowance for loan losses	(38,909)			(20,588)
Interest-earning assets, net	7,632,136			6,310,932
Noninterest-earning assets	1,304,522			818,914
Total assets	$8,936,658			$7,129,846

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,523,194	$3,096	0.27%	$3,379,302	$3,406	0.40%
Notes payable and other borrowings	966,143	2,866	1.18%	1,044,784	4,337	1.66%
Total interest-bearing liabilities	5,489,337	5,962	0.43%	4,424,086	7,743	0.70%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,761,194			1,179,264
Other liabilities	307,846			341,929
Total liabilities	7,558,377			5,945,279
Stockholders’ equity	1,377,769			1,183,830
Noncontrolling interest	512			737
Total liabilities and stockholders’ equity	$8,936,658			$7,129,846

Net interest income (2)		$99,031			$69,008
Net interest spread (2)			5.01%			4.12%
Net interest margin (2)			5.18%			4.33%

	Six Months Ended June 30,
	2014			2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,299,145	$171,948	6.47%	$4,280,580	$130,099	6.06%
Investment securities - taxable	1,133,315	15,206	2.69%	948,789	12,392	2.61%
Investment securities - non-taxable (2)	184,345	3,633	3.94%	209,816	3,794	3.62%
Federal funds sold and securities purchased under agreements to resell	23,305	33	0.28%	22,462	56	0.50%
Interest-bearing deposits in other financial institutions	770,206	912	0.24%	664,002	575	0.25%
Other	203,428	5,708	5.64%	159,685	5,114	6.45%
Interest-earning assets, gross	7,613,744	197,440	5.17%	6,285,334	152,030	4.83%
Allowance for loan losses	(37,891)			(13,720)
Interest-earning assets, net	7,575,853			6,271,614
Noninterest-earning assets	1,336,127			845,500
Total assets	$8,911,980			$7,117,114

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,735,026	$6,855	0.29%	$3,468,202	$6,856	0.40%
Notes payable and other borrowings	815,942	5,514	1.35%	948,138	8,230	1.74%
Total interest-bearing liabilities	5,550,968	12,369	0.45%	4,416,340	15,086	0.69%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,741,409			1,184,990
Other liabilities	264,504			343,915
Total liabilities	7,556,881			5,945,245
Stockholders’ equity	1,354,635			1,171,132
Noncontrolling interest	464			737
Total liabilities and stockholders’ equity	$8,911,980			$7,117,114

Net interest income (2)		$185,071			$136,944
Net interest spread (2)			4.72%			4.14%
Net interest margin (2)			4.90%			4.34%

(1)  Average balance includes non-accrual loans.

(2) Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.6 million for each of the three months ended June 30, 2014 and 2013, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.

On a consolidated basis, net interest income increased $30.0 million and $48.2 million during the three and six months ended June 30, 2014, compared with the same periods in 2013. These increases were primarily due to the inclusion of those operations acquired as a part of the FNB Transaction within our banking segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, primarily in the banking segment, was $5.5 million and $11.3 million during the three months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014 and 2013, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $3.9 million and $11.0 million, respectively, and purchased credit impaired (“PCI”) loans of $1.6 million and $0.3 million, respectively. During the six months ended June 30, 2014 and 2013, the consolidated provision for loan losses, primarily in the banking segment, was $8.8 million and $24.3 million, respectively. The provision for loan losses during the six months ended June 30, 2014 and 2013 was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $5.3 million and $23.6 million, respectively, and PCI loans of $3.5 million and $0.7 million, respectively.

Consolidated noninterest income decreased $36.0 million and $79.1 million during the three and six months ended June 30, 2014, compared with the same periods in 2013. These year-over-year decreases were primarily related to the reduction in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment of $42.2 million and $97.2 million, respectively, slightly offset by increases in noninterest income in our banking and insurance segments.

Our consolidated noninterest expense during the three and six months ended June 30, 2014 decreased $9.2 million and $11.6 million, respectively, compared with the same periods in 2013. These year-over-year decreases included significant increases in noninterest expenses within our banking segment of $28.3 million and $58.3 million, respectively, primarily due to the inclusion of those operations acquired as part of the FNB Transaction, which were offset by significant decreases in noninterest expenses within our mortgage origination segment of $23.3 million and $54.9 million, respectively, primarily due to reductions in variable compensation tied to mortgage loan originations. Changes between the six months ended June 30, 2014 and 2013 within the major components of noninterest expense included decreases of $18.0 million in employees’ compensation and benefits and $15.7 million in loss and loss adjustment expenses, partially offset by increases of $12.5 million in occupancy and equipment and $8.8 million in other expenses.

Consolidated income tax expense during the three months ended June 30, 2014 and 2013 was $16.3 million and $13.3 million, respectively, reflecting effective rates of 36.2% and 37.0%, respectively. During the six months ended June 30, 2014 and 2013, consolidated income tax expense was $30.6 million and $32.5 million, respectively, reflecting effective rates of 36.2% and 36.7%, respectively.

Segment Results

Banking Segment

Income before income taxes in our banking segment for the three months ended June 30, 2014 and 2013 was $41.5 million and $37.3 million, respectively. Income before income taxes increased in the three months ended June 30, 2014, compared with the same period in 2013, due to increases in net interest income and noninterest income, and a decrease in the provision for loan losses, all of which were partially offset by increases in noninterest expense. Income before income taxes in our banking segment for the six months ended June 30, 2014 and 2013 was $73.4 million and $73.5 million, respectively. Income before taxes in the six months ended June 30, 2014 was comparable to the same period in 2013. The operations acquired as a part of the FNB Transaction had a significant effect on each of the components of income before income taxes during both the three and six months ended June 30, 2014, compared to the same periods in 2013.

At June 30, 2014, the Bank exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 13.90%, Tier 1 capital to risk weighted assets ratio of 13.22% and a Tier 1 capital to average assets, or leverage, ratio of 9.97%. At June 30, 2014, the Bank was also considered to be “well-capitalized” under regulatory requirements without giving effect to the final capital rules adopted by the Federal Reserve Board on July 2, 2013 (“Basel III”). For additional discussion of the final Basel III capital rules and their impact on our Company, see the section entitled “Liquidity and Capital Resources — Regulatory Capital” below.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended
	2014	2013	2014	2013	December 31, 2013
Performance Ratios:
Efficiency ratio (1)	56.18%	39.64%	59.56%	39.03%	42.58%
Return on average assets	1.36%	1.62%	1.20%	1.65%	1.78%
Net interest margin (taxable equivalent) (2)	5.52%	5.20%	5.16%	5.21%	5.17%

(1) Noninterest expenses divided by the sum of total noninterest income and net interest income for the period.

(2) Taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended June 30, 2014, the banking segment’s taxable equivalent net interest margin of 5.52% was impacted by PlainsCapital Merger related accretion of discount on loans of $17.8 million, amortization of premium on acquired securities of $1.0 million and amortization of premium on acquired time deposits of $0.2 million. Additionally,

FNB Transaction related accretion of discount on loans of $8.1 million and amortization of premium on acquired time deposits of $2.3 million also impacted the banking segment’s taxable equivalent net interest margin during the three months ended June 30, 2014. These items increased the banking segment’s taxable equivalent net interest margin by 162 basis points for the three months ended June 30, 2014. The banking segment’s taxable equivalent net interest margin for the three months ended June 30, 2013 of 5.20% was impacted by PlainsCapital Merger related accretion of discount on loans of $16.7 million, amortization of premium on acquired securities of $1.4 million and amortization of premium on acquired time deposits of $0.6 million. These items increased the banking segment’s taxable equivalent interest margin by 119 basis points for three months ended June 30, 2013.

During the six months ended June 30, 2014, the banking segment’s taxable equivalent net interest margin of 5.16% was impacted by PlainsCapital Merger related accretion of discount on loans of $28.6 million, amortization of premium on acquired securities of $1.9 million and amortization of premium on acquired time deposits of $0.3 million. Additionally, FNB Transaction related accretion of discount on loans of $15.3 million and amortization of premium on acquired time deposits of $4.6 million also impacted the banking segment’s taxable equivalent net interest margin during the six months ended June 30, 2014. These items increased the banking segment’s taxable equivalent net interest margin by 138 basis points for the six months ended June 30, 2014. The banking segment’s taxable equivalent net interest margin for the six months ended June 30, 2013 of 5.21% was impacted by PlainsCapital Merger related accretion of discount on loans of $33.6 million, amortization of premium on acquired securities of $3.4 million and amortization of premium on acquired time deposits of $1.7 million. These items increased the banking segment’s taxable equivalent interest margin by 120 basis points for six months ended June 30, 2013.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2014			2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,216,648	$80,173	7.55%	$2,949,314	$53,435	7.18%
Subsidiary warehouse lines of credit	901,125	8,229	3.61%	1,002,847	14,328	5.65%
Investment securities - taxable	913,494	4,561	2.00%	797,472	3,461	1.74%
Investment securities - non-taxable (2)	152,042	1,476	3.88%	158,075	1,383	3.50%
Federal funds sold and securities purchased under agreements to resell	20,308	14	0.28%	31,348	22	0.28%
Interest-bearing deposits in other financial institutions	406,773	256	0.25%	323,095	211	0.26%
Other	42,871	411	3.84%	42,304	385	3.64%
Interest-earning assets, gross	6,653,261	95,120	5.68%	5,304,455	73,225	5.47%
Allowance for loan losses	(38,745)			(20,421)
Interest-earning assets, net	6,614,516			5,284,034
Noninterest-earning assets	1,260,740			783,049
Total assets	$7,875,256			$6,067,083

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,500,603	$3,112	0.28%	$3,354,713	$3,384	0.40%
Notes payable and other borrowings	597,977	392	0.26%	537,821	376	0.28%
Total interest-bearing liabilities (3)	5,098,580	3,504	0.28%	3,892,534	3,760	0.39%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,706,187			1,264,331
Other liabilities	31,748			34,929
Total liabilities	6,836,515			5,191,794
Stockholders’ equity	1,038,741			875,289
Total liabilities and stockholders’ equity	$7,875,256			$6,067,083

Net interest income (2)		$91,616			$69,465
Net interest spread (2)			5.40%			5.08%
Net interest margin (2)			5.52%			5.20%

	Six Months Ended June 30,
	2014			2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,231,309	$150,894	7.11%	$2,924,774	$107,244	7.30%
Subsidiary warehouse lines of credit	769,643	15,161	3.92%	992,244	28,215	5.66%
Investment securities - taxable	905,127	8,956	1.98%	742,512	6,178	1.66%
Investment securities - non-taxable (2)	153,048	2,971	3.88%	162,290	2,812	3.47%
Federal funds sold and securities purchased under agreements to resell	23,305	33	0.28%	20,020	28	0.28%
Interest-bearing deposits in other financial institutions	600,960	769	0.26%	403,745	524	0.26%
Other	36,016	812	4.51%	31,269	550	3.52%
Interest-earning assets, gross	6,719,408	179,596	5.33%	5,276,854	145,551	5.49%
Allowance for loan losses	(37,733)			(13,568)
Interest-earning assets, net	6,681,675			5,263,286
Noninterest-earning assets	1,265,809			798,492
Total assets	$7,947,484			$6,061,778

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,724,047	$6,897	0.29%	$3,425,592	$6,816	0.40%
Notes payable and other borrowings	474,797	717	0.30%	452,542	729	0.32%
Total interest-bearing liabilities (3)	5,198,844	7,614	0.30%	3,878,134	7,545	0.39%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,703,019			1,264,024
Other liabilities	25,169			58,639
Total liabilities	6,927,032			5,200,797
Stockholders’ equity	1,020,452			860,981
Total liabilities and stockholders’ equity	$7,947,484			$6,061,778

Net interest income (2)		$171,982			$138,006
Net interest spread (2)			5.03%			5.10%
Net interest margin (2)			5.16%			5.21%

(1) Average balance includes non-accrual loans.

(2) Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.5 million for each of the three months ended June 30, 2014 and 2013, respectively, and $1.0 million for each of the six months ended June 30, 2014 and 2013, respectively.

(3) Excludes the allocation of interest expense on PlainsCapital debt of $0.3 million for each of the three months ended June 30, 2014 and 2013 and $0.6 million and $0.5 million for the six months ended June 30, 2014 and 2013.

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

The following tables summarize the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 v. 2013			2014 v. 2013
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$22,749	$3,989	$26,738	$47,692	$(4,042)	$43,650
Subsidiary warehouse lines of credit	(1,437)	(4,662)	(6,099)	(6,295)	(6,759)	(13,054)
Investment securities - taxable	504	596	1,100	1,353	1,425	2,778
Investment securities - non-taxable (2)	(53)	146	93	(160)	319	159
Federal funds sold and securities purchased under agreements to resell	(8)	—	(8)	5	—	5
Interest-bearing deposits in other financial institutions	55	(10)	45	258	(13)	245
Other	5	21	26	83	179	262
Total interest income (2)	21,815	80	21,895	42,936	(8,891)	34,045

Interest expense
Deposits	$1,159	$(1,431)	$(272)	$2,605	$(2,524)	$81
Notes payable and other borrowings	42	(26)	16	36	(48)	(12)
Total interest expense	1,201	(1,457)	(256)	2,641	(2,572)	69

Net interest income (2)	$20,614	$1,537	$22,151	$40,295	$(6,319)	$33,976

(1) Changes attributable to both volume and yield/rate are included in yield/rate column.

(2) Annualized taxable equivalent.

Taxable equivalent net interest income increased $22.2 million and $34.0 million during the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013. Increases in the volume of interest-earning assets, primarily loans acquired in the FNB Transaction, increased taxable equivalent net interest income by $21.8 million and $42.9 million during the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013, while increases in the volume of interest-bearing liabilities, primarily deposits assumed in the FNB Transaction, reduced taxable equivalent interest income by $1.2 million and $2.6 million during these same respective periods. Increases in accretable yields on loans, particularly accretable yield on loans acquired in the PlainsCapital Merger, as well as increased yields on the investment portfolio, were offset by a lower yield on subsidiary warehouse lines of credit, resulting in a net minimal effect on taxable equivalent net interest income due to yield on interest-earning assets for the three months ended June 30, 2014, compared to the same period in 2013. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $8.9 million during the six months ended June 30, 2014, compared with the same period in 2013, primarily due to lower yields on the loan portfolio and the subsidiary warehouse lines of credit. Changes in rates paid on interest-bearing liabilities increased taxable equivalent interest income by $1.5 million and $2.6 million during the three and six months ended June 30, 2014, respectively, compared with the same periods in 2013, primarily due to the amortization of premiums on time deposits acquired in the FNB Transaction.

The banking segment’s noninterest income was $16.4 million and $11.9 million during the three months ended June 30, 2014 and 2013, respectively, and $32.6 million and $24.1 million during the six months ended June 30, 2014 and 2013, respectively. These year-over-year increases in noninterest income were primarily due to service charges and fees on deposits assumed in the FNB Transaction, as well as accretion on the amounts receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”) associated with the FNB Transaction. Noninterest income was also negatively affected by decreases in intercompany financing charges associated with the lending commitment on the PrimeLending warehouse line of credit.

The banking segment’s noninterest expenses were $60.2 million and $31.9 million during the three months ended June 30, 2014 and 2013, respectively, and $120.9 million and $62.6 million during the six months ended June 30, 2014 and 2013, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. The significant year-over-year increase in noninterest expenses was primarily due to the inclusion of the operations acquired in the FNB Transaction.

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment for the three months ended June 30, 2014 and 2013 was $9.2 million and $18.9 million, respectively, while income before income taxes in our mortgage origination segment for the six months ended June 30, 2014 and 2013 was $6.2 million and $31.2 million, respectively. These decreases in income before income taxes for the three and six months ended June 30, 2014 compared to the same periods in 2013 were primarily due to the decreases in noninterest income driven by the reduction in loan origination volume, partially offset by the decreases in noninterest expense primarily due to the reductions in compensation expense that varies with the volume of mortgage loan originations, and to a lesser extent, reductions in segment operating costs made to address the reduction in loan origination volume. Additionally, net interest expense of $2.4 million and $11.8 million during the three months ended June 30, 2014 and 2013, respectively, and net interest expense of $6.5 million and $23.9 million during the six months ended June 30, 2014 and 2013, respectively, resulted from interest incurred on a warehouse line of credit held at the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage origination segment originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations (dollars in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2014	Total	2013	Total	2014	Total	2013	Total
Mortgage Loan Originations - units	13,373		16,508		22,525		30,954

Mortgage Loan Originations - volume	$2,838,731		$3,549,670		$4,704,884		$6,595,933

Mortgage Loan Originations:
Conventional	$1,777,589	62.62%	$2,251,378	63.43%	$2,971,726	63.16%	$4,176,149	63.31%
Government	818,158	28.82%	1,022,069	28.79%	1,370,486	29.13%	1,945,788	29.50%
Jumbo	238,991	8.42%	267,063	7.52%	355,725	7.56%	452,451	6.86%
Other	3,993	0.14%	9,160	0.26%	6,947	0.15%	21,545	0.33%
	$2,838,731	100.00%	$3,549,670	100.00%	$4,704,884	100.00%	$6,595,933	100.00%

Home purchases	$2,396,094	84.41%	$2,377,871	66.99%	$3,864,805	82.14%	$3,987,732	60.46%
Refinancings	442,637	15.59%	1,171,799	33.01%	840,079	17.86%	2,608,201	39.54%
	$2,838,731	100.00%	$3,549,670	100.00%	$4,704,884	100.00%	$6,595,933	100.00%

Texas	$692,878	24.41%	$788,996	22.23%	$1,123,033	23.87%	$1,446,257	21.93%
California	387,445	13.65%	673,388	18.97%	679,017	14.43%	1,225,206	18.57%
Florida	135,701	4.78%	116,419	3.28%	229,075	4.87%	226,592	3.43%
North Carolina	123,930	4.37%	181,365	5.11%	215,662	4.58%	356,206	5.40%
Ohio	117,026	4.12%	121,378	3.42%	184,106	3.91%	230,734	3.50%
Virginia	93,538	3.29%	149,027	4.20%	144,417	3.07%	281,514	4.27%
Arizona	85,268	3.00%	123,473	3.48%	164,753	3.50%	230,734	3.50%
Missouri	84,962	2.99%	56,728	1.60%	137,209	2.92%	102,343	1.55%
South Carolina	84,190	2.97%	96,326	2.71%	130,107	2.77%	172,104	2.61%
All other states	1,033,793	36.42%	1,242,570	35.00%	1,697,505	36.08%	2,324,243	35.24%
	$2,838,731	100.00%	$3,549,670	100.00%	$4,704,884	100.00%	$6,595,933	100.00%

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

Beginning in May 2013 and continuing through the fourth quarter of 2013, mortgage interest rates increased at a pace that, along with other factors, resulted in decreases of 20.0% and 28.7% in the mortgage origination segment’s total loan origination volume during the three and six months ended June 30, 2014 when compared to the same periods in 2013. Home purchases volume of $2.4 billion during the three months ended June 30, 2014 was virtually unchanged from the three months ended June 30, 2013, while the mortgage origination segment experienced a $927.4 million increase, or 63.1%, in home purchases volume between the three months ended March 31, 2014 and three months ended June 30, 2014. Refinancing volume decreased from $1.2 billion during the three months ended June 30, 2013 (33% of total loan origination volume) to $442.6 million during the three months ended June 30, 2014 (16% of total loan origination volume). For each quarter subsequent to the second quarter of 2013, the mortgage origination segment’s refinancing volume as a percentage of total loan origination volume has ranged between 16% and 21%. We anticipate that this trend will continue throughout the remainder of 2014, and total mortgage loan origination volumes in 2014 will more closely follow seasonal trends historically experienced by the mortgage origination segment.

While the mortgage origination segment’s total loan origination volume decreased 20.0% during the three months ended June 30, 2014, compared to the same period in 2013, income before income taxes decreased 51.3% between the same periods ($9.2 million income compared to $18.9 million income). Income before income taxes decreased at a greater rate primarily because segment operating costs included in noninterest expenses, such as employee related (salaries and benefits), occupancy, and administrative expenses, decreased at a lesser rate, approximately 11%, than loan origination volume decreased between the two periods. To address negative trends in loan origination volume resulting from changes in interest rates that began in May 2013, the mortgage origination segment reduced its non-origination employee headcount approximately 22% during the third and fourth quarters of 2013. Salaries and benefits expenses for the three and six months ended June 30, 2014 decreased approximately 11% and 13%  respectively, as compared to the same periods in 2013 as the benefits of the headcount reductions in the third and fourth quarters of 2013 were realized. We also engaged in other initiatives to reduce segment operating costs during the third and fourth quarters of 2013 that were primarily responsible for the decrease of approximately 11% in non-employee related expenses for both the three and six months ended June 30, 2014 as compared to the same periods in 2013. The benefits of the employee reductions and other cost savings initiatives include a decrease in recurring quarterly operating costs of approximately $8 million since the third quarter of 2013. Also impacting the trend in income before taxes, to a lesser extent, was a decrease in loan revenue margins resulting from increased pricing competition.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the six months ended June 30, 2013, the mortgage origination segment retained servicing on approximately 8% of loans sold. This rate was increased to approximately 22% during the third and fourth quarters of 2013, and approximately 31% during the six months ended June 30, 2014. The related mortgage servicing rights (“MSR”) asset was valued at $35.9 million on $3.3 billion of serviced loan volume at June 30, 2014, compared to a value of $20.1 million on $2.0 billion of serviced loan volume at December 31, 2013. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. The mortgage origination segment’s determination on whether to retain or release servicing on mortgage loans it sells is impacted by changes in mortgage interest rates, and refinancing and market activity. We may, from time to time, manage our MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. In July 2014, the mortgage origination segment sold MSR assets of $11.4 million, which represented approximately $1.0 billion of its serviced loan volume.

Noninterest income was $122.8 million and $165.3 million for the three months ended June 30, 2014 and 2013, respectively, and $214.6 million and $311.8 million for the six months ended June 30, 2014 and 2013, respectively. Noninterest income was comprised of net gains on the sale of loans and other mortgage production income, and mortgage origination fees. Noninterest income decreased 25.7% and 31.2% during the three and six months ended June 30, 2014 when compared to the same periods in 2013, which were comparable to the decreases of 20.0% and 28.7% in loan origination volume experienced during the same respective periods.

Gains and losses resulting from changes in the fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale, and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale, are included in noninterest income. Related net gains totaled $25.7 million and $6.9 million during the three months ended June 30, 2014 and 2013, respectively, and net gains totaled $29.0 million and $3.4 million during the six months ended June 30, 2014 and 2013, respectively. During the three and six months ended June 30, 2014, the net gains were primarily the result of an increase in the volume of IRLCs and mortgage loans held during these respective periods.

Noninterest expenses were $111.2 million and $134.5 million for the three months ended June 30, 2014 and 2013, respectively, and $201.9 million and $256.8 million for the six months ended June 30, 2014 and 2013, respectively. Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred. Compensation that varies with the volume of mortgage loan originations and overall segment profitability decreased $14.1 million and $31.4 million during the three and six months ended June 30, 2014, as compared to the same periods in 2013, and comprised approximately 60% and 64% of the total employees’ compensation and benefits expenses during the three months ended June 30, 2014 and 2013, respectively, and 56% and 62% during the six months ended June 30, 2014 and 2013, respectively. In addition, employee salaries and benefits decreased $3.7 million and $8.5 million during the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily as a result of headcount reductions in the third and fourth quarters of 2013. The mortgage origination segment records unreimbursed closing costs as noninterest expense when it pays a customer’s closing costs in return for the customer choosing to accept a higher interest rate on the customer’s mortgage loan. Unreimbursed closing costs during the three months ended June 30, 2014 and 2013 were $8.7 million and $9.8 million, respectively, and $13.9 million and $20.3 million for the six months ended June 30, 2014 and 2013, respectively.

Between January 1, 2005, and June 30, 2014, the mortgage origination segment sold mortgage loans totaling $59.9 billion. These loans were sold under sales contracts that generally include provisions which hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2005, it has not experienced, nor does it anticipate experiencing, significant losses on loans originated prior to 2005 as a result of investor claims under these provisions of its sales contracts.

When an investor claim for indemnification of a loan sold is made, we evaluate the claim and determine if the claim can be satisfied through additional documentation or other deliverables. If the claim cannot be satisfied in that matter, we negotiate with the investor to reach a settlement of the claim. Settlements typically result in either the repurchase of a loan or reimbursement to the investor for losses incurred on the loan. Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2005 and June 30, 2014 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$145,524	0.24%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	185,178	0.31%	24,291	0.04%
	$330,702	0.55%	$24,291	0.04%

(1) Losses incurred include refunded purchased servicing rights.

At June 30, 2014 and December 31, 2013, the mortgage origination segment’s indemnification liability reserve totaled $19.7 million and $21.1 million, respectively. The related provision for indemnification losses was $0.9 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and $1.4 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

Insurance Segment

Losses before income taxes in our insurance segment were $5.5 million and $20.5 million during the three months ended June 30, 2014 and 2013. Income before income taxes in our insurance segment was $6.0 million during the six months ended June 30, 2014, compared with a loss before income taxes of $14.3 million during the same period in 2013. The insurance segment is subject to claims arising out of severe weather, the incidence and severity of which are inherently unpredictable. Generally, the insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

The significant year-over-year improvements in operating results in our insurance segment were primarily a result of growth of earned premium and improved claims loss experience associated with the significant decline in the severity of severe weather-related events during 2014. Based on our estimates of the ultimate losses, claims associated with these storms totaled $14.3 million through June 30, 2014. The significant loss during the three months ended June 30, 2013 was primarily driven by the severity of three tornado, wind and hail storms during the second quarter of 2013. Based on estimates of the ultimate cost, two of these storms are considered catastrophic losses as they exceeded our $8 million reinsurance retention during the third quarter of 2013. The estimate of ultimate losses from these storms totaled $20.9 million through June 30, 2013 with a net loss, after reinsurance, of $20.7 million.

During 2013, the insurance segment initiated a review of the pricing of its primary products in each state of operation utilizing a consulting actuarial firm to supplement normal review processes. Rate filings have been made for certain products in several states for increases effective in 2014, and the process will continue through the remainder of the insurance segment’s products and states in which it operates. Concurrently, business concentrations were reviewed and actions initiated, including cancellation of agents, non-renewal of policies and cessation of new business writing on certain products in problematic geographic areas. These actions have reduced the rate of premium growth for the first six months of 2014 when compared with the patterns exhibited in prior years. However, we expect the reduced exposure to volatile weather through a lower number of insureds in these areas to improve our loss experience during 2014.

The insurance segment’s operations resulted in combined ratios of 118.2% and 158.2% during the three months ended June 30, 2014 and 2013, respectively, and 97.9% and 124.0% during the six months ended June 30, 2014 and 2013, respectively. The year-over-year improvement in the combined ratios was primarily driven by the increase in earned premiums and improvement in our claims loss experience. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of the loss and LAE ratio and the underwriting expense ratio, which are discussed in more detail below.

Noninterest income of $43.1 million during the three months ended June 30, 2014 included net insurance premiums earned of $40.8 million, compared to $38.6 million for the same period in 2013, while noninterest income of $85.9 million during the six months ended June 30, 2014 included net insurance premiums earned of $81.1 million, compared to $76.1 million for the same period in 2013. The increase in earned premiums during both periods is primarily attributable to rate and volume increases in homeowners and mobile home products.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Direct Insurance Premiums Written:
Homeowners	$21,431	$21,980	$(549)	$40,016	$40,524	$(508)
Fire	15,125	14,959	166	28,960	28,011	949
Mobile Home	10,280	9,646	634	20,499	18,729	1,770
Commercial	1,075	1,264	(189)	2,161	2,398	(237)
Other	88	101	(13)	134	145	(11)
	$47,999	$47,950	$49	$91,770	$89,807	$1,963

Total direct insurance premiums written for our three largest insurance product lines increased by $0.3 million and $2.2 million during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. These increases were due to growth in our core insurance products.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Net Insurance Premiums Earned:
Homeowners	$18,243	$17,721	$522	$35,361	$34,322	$1,039
Fire	12,847	12,039	808	25,592	23,724	1,868
Mobile Home	8,701	7,730	971	18,114	15,862	2,252
Commercial	909	1,015	(106)	1,910	2,031	(121)
Other	77	85	(8)	119	124	(5)
	$40,777	$38,590	$2,187	$81,096	$76,063	$5,033

Net insurance premiums earned for the three and six months ended June 30, 2014 increased compared to the same periods in 2013, primarily due to increases in net insurance premiums written of $0.5 million and $3.3 million, respectively.

Noninterest expenses of $49.4 million and $62.1 million during the three months ended June 30, 2014 and 2013, respectively, and $81.8 million and $96.4 million during the six months ended June 30, 2014 and 2013, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended June 30, 2014 was $35.3 million, compared to $48.2 million during the same period in 2013, resulting in loss and LAE ratios of 86.5% and 124.8% during the three months ended June 30, 2014 and 2013, respectively. Loss and LAE during the six months ended June 30, 2014 was $53.6 million, compared to $69.3 million during the same period in 2013. As a result, the loss and LAE ratios during the six months ended June 30, 2014 and 2013 were 66.1% and 91.2%, respectively. These year-over-year ratio improvements were primarily a result of growth of earned premium and improved claims loss experience associated with the significant decline in the severity of severe weather-related events during 2014.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

Policy acquisition and other underwriting expenses were as follows (dollars in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Amortization of deferred policy acquisition costs	$10,402	$10,273	$129	$20,599	$19,887	$712
Other underwriting expenses	3,325	3,273	52	6,705	6,304	401
Total	13,727	13,546	181	27,304	26,191	1,113
Agency expenses	(813)	(658)	(155)	(1,503)	(1,226)	(277)
Total less agency expenses	$12,914	$12,888	$26	$25,801	$24,965	$836
Net insurance premiums earned	$40,777	$38,590	$2,187	$81,096	$76,063	$5,033
Expense ratio	31.7%	33.4%	-1.7%	31.8%	32.8%	-1.0%

Financial Advisory Segment

Income before income taxes in our financial advisory segment during the three months ended June 30, 2014 and 2013 was $0.6 million and $2.0 million, respectively, while income before income taxes in our financial advisory segment during the six months ended June 30, 2014 and 2013 was $0.5 million and $2.3 million, respectively. Continuing uncertainty in fixed income markets as a result of increased regulations, uncertainty in the direction of future interest rates and a lack of liquidity in the market have resulted in reduced sales of fixed income securities to institutional customers.

The financial advisory segment had net interest income of $3.2 million and $3.5 million during the three months ended June 30, 2014 and 2013, respectively, and $5.8 million and $6.8 million during the six months ended June 30, 2014 and 2013, respectively, consisting of securities lending activity, customer margin loan balances and investment securities used to support sales, underwriting and other customer activities.

Noninterest income was $25.8 million and $28.9 million during the three months ended June 30, 2014 and 2013, respectively, and $50.4 million and $51.6 million during the six months ended June 30, 2014 and 2013, respectively. The majority of the financial advisory segment’s noninterest income was generated from fees and commissions earned from investment advisory and securities brokerage activities of $22.3 million and $26.0 million during the three months ended June 30, 2014 and 2013, respectively, and $43.6 million and $48.0 million during the six months ended June 30, 2014 and 2013, respectively. The financial advisory segment participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain clients and sells TBAs. Changes in the fair values of these derivative instruments produced net gains of $3.2 million and $3.8 million during the three months ended June 30, 2014 and 2013, respectively, and $6.1 million and $5.6 million during the six months ended June 30, 2014 and 2013, respectively. Changes in the fair value of the financial advisory segment’s trading portfolio, which is used to support sales, underwriting and other customer activities, produced gains of $0.3 million and losses of $1.9 million during the three months ended June 30, 2014 and 2013, respectively, and gains of $0.7 million and losses of $0.9 million during the six months ended June 30, 2014 and 2013, respectively.

Noninterest expenses were $28.4 million and $30.4 million during the three months ended June 30, 2014 and 2013, respectively, and $55.7 million and $56.1 million during the six months ended June 30, 2014 and 2013, respectively. Employees’ compensation and benefits accounted for the majority of the decrease in noninterest expenses primarily due to decreases in compensation costs that vary with noninterest income.

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

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have available cash resources to utilize in making acquisitions. Investment and interest income earned, primarily from available cash and available-for-sale securities, including our note receivable from SWS, was $1.7 million and $1.6 million during the three months ended June 30, 2014 and 2013, respectively, and $3.4 million and $3.3 million during the six months ended June 30, 2014 and 2013, respectively.

Interest expense of $1.7 million and $3.5 million during the three and six months ended June 30, 2013, respectively, was due to interest costs associated with the 7.50% Senior Exchangeable Notes due 2025 of HTH Operating Partnership LP, a wholly owned subsidiary of Hilltop, which were called for redemption during the fourth quarter of 2013.

Noninterest expenses were $2.6 million and $1.7 million during the three months ended June 30, 2014 and 2013, respectively, and $4.8 million and $3.9 million during the six months ended June 30, 2014 and 2013, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits and professional fees. The increases in noninterest expenses were primarily due to year-over-year increases in headcount and related costs.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2014 as compared to December 31, 2013.

Securities Portfolio

At June 30, 2014, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities, a note receivable and a warrant. We have the ability to categorize investments as trading, available for sale, and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2014	2013
Trading securities, at fair value	$61,663	$58,846

Securities available for sale, at fair value
U.S. Treasury securities	63,822	43,528
U.S. government agencies:
Bonds	635,099	662,732
Residential mortgage-backed securities	57,504	60,087
Collateralized mortgage obligations	107,130	120,461
Corporate debt securities	101,255	76,608
States and political subdivisions	147,831	156,835
Commercial mortgage-backed securities	665	760
Equity securities	24,653	22,079
Note receivable	49,921	47,909
Warrant	13,898	12,144
	1,201,778	1,203,143
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	31,048	—
Collateralized mortgage obligations	29,821	—
States and political subdivisions	4,406	—
	65,275	—
Total securities portfolio	$1,328,716	$1,261,989

We had net unrealized losses of $4.1 million and $53.7 million related to the available for sale investment portfolio at June 30, 2014 and December 31, 2013, respectively. The significant decrease in the net unrealized loss position of our available for sale investment portfolio during 2014 was due to the effects of a decrease in market interest rates since December 31, 2013 that resulted in an increase in the fair value of our debt securities.

The market value of securities held to maturity at June 30, 2014 approximated book value.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2014, the banking segment’s securities portfolio of $1.1 billion was comprised of trading securities of $21.1 million, available for sale securities of $974.1 million and held to maturity securities of $65.3 million.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At June 30, 2014, the insurance segment’s securities portfolio was comprised of $153.1 million in available for sale securities and $5.5 million of other investments included in other assets within the consolidated balance sheet.

Financial Advisory Segment

Our financial advisory segment holds securities to support sales, underwriting and other customer activities. Because FSC is a broker-dealer, it is required to carry its securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, FSC classifies its securities portfolio of $40.5 million at June 30, 2014 as trading.

Corporate

Available for sale securities of Hilltop at June 30, 2014 include the note receivable from, and warrant to purchase shares of SWS, of $63.8 million, and equity securities of $10.7 million representing those shares of SWS common stock held by Hilltop.

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

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
June 30, 2014
Commercial and industrial	$1,660,181	$21,474	$1,681,655
Real estate	1,560,314	26,221	1,586,535
Construction and land development	381,608	10,003	391,611
Consumer	51,947	3,089	55,036
Non-covered loans, gross	3,654,050	60,787	3,714,837
Allowance for loan losses	(32,857)	(3,574)	(36,431)
Non-covered loans, net of allowance	$3,621,193	$57,213	$3,678,406

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
December 31, 2013
Commercial and industrial	$1,600,450	$36,816	$1,637,266
Real estate	1,418,003	39,250	1,457,253
Construction and land development	344,734	19,817	364,551
Consumer	51,067	4,509	55,576
Non-covered loans, gross	3,414,254	100,392	3,514,646
Allowance for loan losses	(30,104)	(3,137)	(33,241)
Non-covered loans, net of allowance	$3,384,150	$97,255	$3,481,405

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $4.2 billion and $4.3 billion at June 30, 2014 and December 31, 2013, respectively. The banking segment’s non-covered loan portfolio includes a $1.5 billion warehouse line of credit extended to PrimeLending, of which $1.3 billion and $1.0 billion was drawn at June 30, 2014 and December 31, 2013, respectively, as well as term loans to First Southwest that had an outstanding balance of $23.0 million at June 30, 2014 and December 31, 2013. Prior to June 2014, the warehouse line of credit had $1.3 billion of availability. Amounts advanced against the warehouse line of credit and the First Southwest term loans are eliminated from net loans on our consolidated balance sheets.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. The areas of concentration within our covered real estate portfolio were construction and land development loans, non-construction residential real estate loans, and non-construction commercial real estate loans. At June 30, 2014, the banking segment’s non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of its total non-covered loans included construction and land development loans and non-construction commercial real estate loans within the non-covered real estate portfolio. At June 30, 2014, construction and land development loans and non-construction commercial real estate loans were 10.39% and 29.40%, respectively, of the banking segment’s total non-covered loans. The banking segment’s non-covered loan concentrations were within regulatory guidelines at June 30, 2014.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $1.4 billion and $1.1 billion at June 30, 2014 and December 31, 2013, respectively.

The components of the mortgage origination segment’s loans held for sale and pipeline loans are as follows (in thousands).

	June 30,	December 31,
	2014	2013
Loans held for sale:
Unpaid principal balance	$1,348,551	$1,066,850
Fair value adjustment	61,723	21,555
	$1,410,274	$1,088,405

Pipeline loans:
Unpaid principal balance	$981,330	$602,467
Fair value adjustment	28,584	12,151
	$1,009,914	$614,618

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents.  These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as FSC’s internal policies. The financial advisory segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $356.7 million and $281.6 million at June 30, 2014 and December 31, 2013, respectively. This increase was primarily attributable to increased borrowings in margin accounts held by FSC customers and correspondents.

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

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
June 30, 2014
Commercial and industrial	$23,892	$26,124	$50,016
Real estate	208,870	489,355	698,225
Construction and land development	17,033	79,739	96,772
Consumer	—	—	—
Covered loans, gross	249,795	595,218	845,013
Allowance for loan losses	(201)	(3,914)	(4,115)
Covered loans, net of allowance	$249,594	$591,304	$840,898

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
December 31, 2013
Commercial and industrial	$28,533	$38,410	$66,943
Real estate	223,304	564,678	787,982
Construction and land development	25,376	126,068	151,444
Consumer	—	—	—
Covered loans, gross	277,213	729,156	1,006,369
Allowance for loan losses	(179)	(882)	(1,061)
Covered loans, net of allowance	$277,034	$728,274	$1,005,308

At June 30, 2014, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were construction and land development loans, non-construction residential real estate loans, and non-construction commercial real estate loans. At June 30, 2014, construction and land development loans, non-construction residential real estate loans, and non-construction commercial real estate loans were 13.45%, 34.09% and 41.98%, respectively, of the banking segment’s total covered loans. The banking segment’s covered loan concentrations were within regulatory guidelines at June 30, 2014.

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic. Impaired loans that are equal to or greater than $0.5 million are individually evaluated for impairment using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss, adjusted for qualitative or environmental factors. The Bank uses a rolling three year average net loss rate to calculate historical loss factors. The analysis is conducted by call report category, and further disaggregates commercial and industrial loans by collateral type. The analysis considers charge-offs and recoveries in determining the loss rate; therefore net charge-off experience is used. The historical loss calculation for the quarter is calculated by dividing the current quarter net charge-offs for each loan category by the quarter ended loan category balance. The Bank utilizes a weighted average loss rate to better represent recent trends. The Bank weights the most recent four quarter average at 120% versus the oldest four quarters at 80%.

While historical loss experience provides a reasonable starting point for the analysis, historical losses are not the sole basis upon which we determine the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to:

•                  changes in the volume and severity of past due, nonaccrual and classified loans;

•                  changes in the nature, volume and terms of loans in the portfolio;

•                  changes in lending policies and procedures;

•                  changes in economic and business conditions and developments that affect the collectability of the portfolio;

•                  changes in lending management and staff;

•                  changes in the loan review system and the degree of oversight by the Bank’s board of directors; and

•                  any concentrations of credit and changes in the level of such concentrations.

Changes in the volume and severity of past due, nonaccrual and classified loans, as well as changes in the nature, volume and terms of loans in the portfolio are key indicators of changes that could indicate a necessary adjustment to the historical loss factors.  The magnitude of the impact of these factors on our qualitative assessment of the allowance for loan loss changes from quarter to quarter.

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

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At June 30, 2014, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at June 30, 2014, additional provisions for losses on existing loans may be necessary in the future. Within our non-covered portfolio, we recorded net charge-offs of $2.3 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and $2.3 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. Our allowance for non-covered loan losses totaled $36.4 million and $33.2 million at June 30, 2014 and December 31, 2013, respectively. The ratio of the allowance for non-covered loan losses to total non-covered loans held for investment at June 30, 2014 and December 31, 2013 was 0.98% and 0.95%, respectively.

In connection with the PlainsCapital Merger and the FNB Transaction, we acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in the FNB Transaction are accounted for in pools as well as on an individual loan basis. We have established under our PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The common risk characteristics used for the pooling of the FNB PCI loans are risk grade and loan collateral type. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Within our covered portfolio, we recorded net charge-offs of $0.3 million for the six months ended June 30, 2014. Our allowance for covered loan losses totaled $4.1 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively. The ratio of the allowance for covered loan losses to total covered loans held for investment at June 30, 2014 and December 31, 2013 was 0.49% and 0.11%, respectively.

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, within our non-covered and covered portfolios was $5.5 million and $11.3 million for the three months ended June 30, 2014 and 2013, respectively, and $8.8 million and $24.3 million for the six months ended June 30, 2014 and 2013, respectively.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Non-Covered Portfolio
Balance, beginning of period	$34,645	$16,637	$33,241	$3,409
Provisions charged to operating expenses	4,083	11,289	5,471	24,294
Recoveries of non-covered loans previously charged off:
Commercial and industrial	629	1,921	1,354	2,415
Real estate	82	62	114	201
Construction and land development	41	44	163	151
Consumer	32	20	50	28
Total recoveries	784	2,047	1,681	2,795
Non-covered loans charged off:
Commercial and industrial	2,924	3,656	3,731	4,094
Real estate	72	65	72	96
Construction and land development	—	—	—	—
Consumer	85	15	159	71
Total charge-offs	3,081	3,736	3,962	4,261
Net charge-offs	(2,297)	(1,689)	(2,281)	(1,466)
Balance, end of period	$36,431	$26,237	$36,431	$26,237

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Covered Portfolio
Balance, beginning of period	$2,665	$1,061
Provisions charged to operating expenses	1,450	3,304
Recoveries of covered loans previously charged off:
Commercial and industrial	—	—
Real estate	—	—
Construction and land development	—	—
Consumer	—	—
Total recoveries	—	—
Covered loans charged off:
Commercial and industrial	—	91
Real estate	—	44
Construction and land development	—	115
Consumer	—	—
Total charge-offs	—	250
Net charge-offs	—	(250)
Balance, end of period	$4,115	$4,115

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the tables below (dollars in thousands).

	June 30, 2014		December 31, 2013
		% of		% of
		Gross		Gross
		Non-Covered		Non-Covered
	Reserve	Loans	Reserve	Loans
Non-Covered Portfolio
Commercial and industrial	$18,062	45.27%	$16,865	46.58%
Real estate (including construction and land development)	18,084	53.25%	16,288	51.84%
Consumer	285	1.48%	88	1.58%
Total	$36,431	100.00%	$33,241	100.00%

	June 30, 2014		December 31, 2013
		% of		% of
		Gross		Gross
		Covered		Covered
	Reserve	Loans	Reserve	Loans
Covered Portfolio
Commercial and industrial	$1,146	5.92%	$1,053	6.65%
Real estate (including construction and land development)	2,551	94.08%	8	93.35%
Consumer	418	0.00%	—	0.00%
Total	$4,115	100.00%	$1,061	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Within our non-covered loan portfolio at June 30, 2014, we had nine credit relationships totaling $22.9 million of potential problem loans, which are assigned a grade of special mention within our risk grading matrix. At December 31, 2013, we had ten credit relationships totaling $24.7 million of non-covered potential problem loans. Within our covered loan portfolio at June 30, 2014, we had two credit relationship totaling $1.7 million of potential problem loans assigned a grade of special mention within our risk grading matrix, compared with two credit relationships totaling $3.3 million at December 31, 2013.

Non-Performing Assets

The following table presents our components of non-covered non-performing assets (dollars in thousands).

	June 30,	December 31,
	2014	2013
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$14,762	$16,730
Real estate	6,296	6,511
Construction and land development	863	112
Consumer	—	—
	$21,921	$23,353
Non-covered non-performing loans as a percentage of total non-covered loans	0.43%	0.51%
Non-covered other real estate owned	$4,353	$4,805
Other repossessed assets	$1,719	$13
Non-covered non-performing assets	$27,993	$28,171
Non-covered non-performing assets as a percentage of total assets	0.30%	0.32%
Non-covered loans past due 90 days or more and still accruing	$1	$534
Troubled debt restructurings included in accruing non-covered loans	$406	$1,055

At June 30, 2014, total non-covered non-performing assets decreased $0.2 million to $28.0 million, compared with $28.2 million at December 31, 2013. Non-covered non-performing loans totaled $21.9 million at June 30, 2014 and $23.4 million at December 31, 2013. At June 30, 2014, non-covered non-accrual loans included 17 commercial and industrial relationships with loans of $12.0 million secured by accounts receivable, inventory, oil and gas properties, aircraft and life insurance, and a total of $1.5 million in lease financing receivables. Non-covered non-accrual loans at June 30, 2014 also included $6.3 million characterized as real estate loans, including two commercial real estate loan relationships of $0.5 million and loans secured by residential real estate of $5.8 million, $3.9 million of which were classified as loans held for sale, as well as construction and land development loans of $0.9 million. At December 31, 2013, non-covered non-accrual loans included five commercial and industrial relationships with loans of $14.0 million secured by accounts receivable, inventory, aircraft and life insurance, and a total of $1.0 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2013 also included $6.5 million characterized as real estate loans, including three commercial real estate loan relationships of $2.5 million and loans secured by residential real estate of $3.5 million, substantially all of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million.

Non-covered OREO decreased $0.4 million to $4.4 million at June 30, 2014, compared with $4.8 million at December 31, 2013. Changes in non-covered OREO included the disposal of seven properties totaling $2.4 million and the addition of five properties totaling $2.4 million. At June 30, 2014, non-covered OREO included commercial properties of $0.4 million, commercial real estate property consisting of parcels of unimproved land of $2.1 million and residential lots under development of $1.9 million. At December 31, 2013, non-covered OREO included commercial properties of $4.2 million, commercial real estate property consisting of parcels of unimproved land of $0.5 million and residential lots under development of $0.1 million.

At June 30, 2014, troubled debt restructurings (“TDRs”) granted on non-covered loans totaled $10.3 million, of which $0.4 million relate to non-covered PCI loans that are considered to be performing due to the application of the accretion method and non-covered non-performing loans of $9.9 million for which discount accretion has been suspended. At December 31, 2013, TDRs granted on non-covered loans totaled $11.4 million. These TDRs were comprised of $1.1 million of non-covered PCI loans that are considered to be performing due to the application of the accretion method and non-covered non-performing loans of $10.3 million for which discount accretion has been suspended.

Non-covered loans past due 90 days or more and still accruing were de minimis at June 30, 2014, compared to a total of $0.5 million at December 31, 2013 that included secured commercial and industrial loans, and a real estate loan.

The following table presents components of our covered non-performing assets (dollars in thousands).

	June 30,	December 31,
	2014	2013
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$2,095	$973
Real estate	12,620	249
Construction and land development	1,919	575
Consumer	—	—
	$16,634	$1,797
Covered non-performing loans as a percentage of total covered loans	1.97%	0.18%
Covered other real estate owned	$142,174	$142,833
Other repossessed assets	$—	$—
Covered non-performing assets	$158,808	$144,630
Covered non-performing assets as a percentage of total assets	1.69%	1.62%
Covered loans past due 90 days or more and still accruing	$272	$—
Troubled debt restructurings included in accruing covered loans	$—	$—

At June 30, 2014, covered non-performing assets increased by $14.2 million to $158.8 million, compared with $144.6 million at December 31, 2013, primarily due to an increase in covered non-accrual loans of $14.8 million. Covered non-performing loans totaled $16.6 million at June 30, 2014 and $1.8 million at December 31, 2013. At June 30, 2014, covered non-performing loans included seven commercial and industrial relationships with loans of $1.0 million secured by accounts receivable and inventory, two commercial real estate loan relationships of $10.9 million, eleven residential real estate loan relationships of $1.7 million, as well as construction and land development loans of $1.9 million. At December 31, 2013, covered non-performing loans of $1.8 million included one commercial and industrial relationship with loans of $1.0 million secured by accounts receivable, inventory and equipment. Covered non-accrual loans at December 31, 2013 also included one commercial real estate loan relationship of $0.2 million, as well as construction and land development loans of $0.6 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $0.6 million to $142.2 million at June 30, 2014, compared with $142.8 million at December 31, 2013. The decrease was primarily due to the disposal of 125 properties totaling $34.7 million, partially offset by the addition of 87 properties totaling $34.5 million. At June 30, 2014, covered OREO included commercial properties of $93.9 million, commercial real estate property consisting of parcels of unimproved land of $21.4 million and residential lots under development of $26.9 million. At December 31, 2013, covered OREO included commercial properties of $90.5 million, commercial real estate property consisting of parcels of unimproved land of $21.4 million and residential lots under development of $30.9 million.

Covered loans past due 90 days or more and still accruing totaled $0.3 million at June 30, 2014 and included secured commercial and industrial loans, a construction and land development loan, and commercial and residential real estate loans.

Insurance Losses and Loss Adjustment Expenses

At June 30, 2014 and December 31, 2013, our reserves for unpaid losses and LAE were $35.1 million and $27.5 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investment in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Overall, average deposits totaled $6.5 billion for the six months ended June 30, 2014, an increase from average deposits of $4.7 billion for the six months ended June 30, 2013. The significant year-over-year increase in average deposits was primarily due to those deposits assumed as a part of the FNB Transaction. The table below presents the average balance of deposits and the average rate paid on those deposits (dollars in thousands).

	Six Months Ended June 30,				Year Ended
	2014		2013		December 31, 2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$1,741,409	0.00%	$1,184,990	0.00%	$1,370,029	0.00%
Interest-bearing demand deposits	2,310,167	0.22%	1,813,333	0.25%	1,930,622	0.24%
Savings deposits	286,734	0.21%	179,302	0.36%	247,789	0.32%
Certificates of deposit	2,138,125	0.38%	1,475,567	0.59%	1,745,483	0.54%
	$6,476,435	0.21%	$4,653,192	0.30%	$5,293,923	0.28%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	June 30, 2014		December 31, 2013
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,187,193	0.32%	$342,087	0.36%
Notes payable	55,584	4.62%	56,327	6.33%
Junior subordinated debentures	67,012	3.52%	67,012	3.59%
	$1,309,789	0.97%	$465,426	2.10%

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase and short-term bank loans. The $845.1 million increase in short-term borrowings at June 30, 2014 compared with December 31, 2013 included increases of $750.0 million in borrowings at the FHLB, $68.2 million in federal funds purchased and $22.3 million in securities sold under agreements to repurchase. These increases were the result of higher funding requirements associated with the increase in our mortgage origination segment’s balance on its warehouse line of credit with the Bank, a decrease in deposits, and a slight increase in loans. Notes payable at June 30, 2014 of $55.6 million is comprised of insurance segment term notes and nonrecourse notes owed by First Southwest.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making acquisitions. At June 30, 2014, Hilltop had approximately $158 million in freely available cash and cash equivalents. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. The current short-term liquidity needs of Hilltop include operating expenses, dividends on preferred stock and the cash consideration associated with the SWS merger.

Pending Merger

On March 31, 2014, we entered into a definitive merger agreement with SWS providing for the merger of SWS with and into a subsidiary of Hilltop formed for the purpose of facilitating this transaction (the “merger”). Under the terms of the merger agreement, SWS stockholders will receive per share consideration of 0.2496 shares of Hilltop common stock and $1.94 of cash, equating to $7.25 per share based on Hilltop’s closing price on June 30, 2014. The value of the merger consideration will fluctuate with the market price of Hilltop common stock. We intend to fund the cash portion of the consideration, currently estimated at approximately $78 million in the aggregate, through available cash. The merger is subject to customary closing conditions, including regulatory approvals and approval of the stockholders of SWS, and is expected to be completed prior to the end of 2014.

Series B Preferred Stock

As a result of the PlainsCapital Merger, the outstanding shares of PlainsCapital Corporation’s Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Treasury, were converted on a one-for-one basis into shares of Hilltop Series B Preferred Stock. The terms of our Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuated until December 31, 2013 based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank. The shares of Hilltop Series B Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference, and qualify as Tier 1 Capital for regulatory purposes. At both June 30, 2014 and December 31, 2013, $114.1 million of our Series B Preferred Stock was outstanding. During the three months ended June 30, 2014, we accrued dividends of $1.4 million on the Hilltop Series B Preferred Stock.

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

At June 30, 2014, Hilltop exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 18.79%, Tier 1 capital to risk weighted assets ratio of 18.11% and a Tier 1 capital to average assets, or leverage, ratio of 13.51%. At June 30, 2014, the Bank was also considered to be “well-capitalized” under regulatory requirements. We discuss regulatory capital requirements in more detail in Note 14 to our consolidated financial statements.

In July 2013, federal banking regulators released final rules for the regulation of capital and liquidity for U.S. banking organizations, establishing Basel III, a new comprehensive capital framework for U.S. banking organizations that will become effective for reporting periods beginning after January 1, 2015 (subject to a phase-in period through January 2019).

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible that we may accelerate redemption of the existing junior subordinated debentures. All of the debentures issued to PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2014, under guidance issued by the Board of Governors of the Federal Reserve System.

The final rules also provide for a number of adjustments to and deductions from the new common equity Tier 1 capital ratio, as well as changes to the calculation of risk weighted assets which is expected to increase the absolute level. Under current capital standards, the effects of accumulated other comprehensive items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Hilltop and the Bank, may make a one-time permanent election to continue to exclude these items. Hilltop and Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from the common equity Tier 1 capital ratio to the extent that any one such category exceeds 10% of the common equity Tier 1 capital ratio or all such categories in the aggregate exceed 15% of the common equity Tier 1 capital ratio. Further, deferred tax assets which are related to operating losses and tax credit carry forward are excluded from the common equity Tier 1 capital ratio.

The final rules did not address the proposed liquidity coverage ratio test and the net stable funding ratio test called for by the Basel III liquidity framework. Management will continue to monitor the developments related to these proposals and their potential impact on our liquidity requirements.

Management believes that, as of June 30, 2014, Hilltop and the Bank would meet all applicable capital adequacy requirements under the Basel III capital rules for banks with less than $15 billion in assets on a fully phased-in basis as if such requirements were currently in effect. For additional information concerning the Basel III capital rules, refer to the discussion under the caption “Government Supervision and Regulation — PlainsCapital Bank — BASEL III” set forth in Part I, Item I. of our Annual Report on Form 10-K.

Cash Flow Activities

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $688.8 million at June 30, 2014, a decrease of $57.2 million from $746.0 million at December 31, 2013. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during the six months ended June 30, 2014 was $291.7 million, a decrease in cash flow of $306.4 million compared with the same period in 2013. Cash used in operations increased primarily due to reductions in cash provided by our mortgage loan origination activities.

Cash provided by our investment activities during the six months ended June 30, 2014 was $40.6 million, including $68.6 million from net changes in loans and $38.3 million from sales of premises and equipment and other real estate owned, partially offset by net cash paid for FHLB and FRB stock of $31.4 million, net purchases of premises and equipment and other assets of $19.8 million and net purchases of securities in our investment portfolio of $15.0 million. Cash used in our investment activities during the six months ended June 30, 2013 of $206.3 million primarily included net purchases of securities for investment of $127.5 million, $51.0 million for the origination of loans held for investment and net cash paid for FHLB and FRB stock of $21.2 million. The increase in cash provided by investing activities during the six months ended June 30, 2014, compared to the same period in 2013, was primarily due to reduced net purchases of securities driven by market conditions.

Cash provided by financing activities during the six months ended June 30, 2014 was $193.9 million, an increase in cash provided of $102.7 million compared with the same period in 2013. The increase in cash provided by financing activities was due primarily to a greater increase in short-term borrowings during the six months ended June 30, 2014, offset by a greater decrease in deposits during the six months ended June 30, 2014, compared with the same period in 2013.

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

We had deposits of $6.2 billion at June 30, 2014, a decrease of $567.6 million from $6.7 billion at December 31, 2013. This decrease is primarily due to seasonal factors related to our customers’ requirements to satisfy year-end tax obligations and our strategic decision to offer lower renewal rates on certain time deposits acquired in the FNB Transaction that conform to the legacy PlainsCapital Bank interest rate structure. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At June 30, 2014, money market deposits, including brokered deposits, were $959.4 million; time deposits, including brokered deposits, were $1.9 billion; and noninterest bearing demand deposits were $1.8 billion. Money market deposits, including brokered deposits, decreased by $195.9 million from $1.2 billion and time deposits, including brokered deposits, decreased $419.9 million from $2.3 billion at December 31, 2013.

The Bank’s 15 largest depositors, excluding Hilltop and First Southwest, accounted for 13.26% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding First Southwest, accounted for 8.63% of the Bank’s total deposits at June 30, 2014. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.5 billion maintained with the Bank. At June 30, 2014, PrimeLending had outstanding borrowings of $1.3 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million. At June 30, 2014, PrimeLending had no borrowings under the JPMorgan Chase line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $210.4 million, or 91.6%, equity investments of $13.9 million and other investments of $5.5 million comprised NLC’s $229.8 million in total cash and investments at June 30, 2014. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo and an investment management agreement with DTF Holdings, LLC.

Financial Advisory Segment

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with four unaffiliated banks of up to $305.0 million, which are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At June 30, 2014, FSC had borrowed $102.0 million under these credit arrangements.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.2 billion at June 30, 2014 and outstanding financial and performance standby letters of credit of $40.6 million at June 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, except as discussed below.

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

	June 30, 2014
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,197,277	$624,873	$721,139	$284,195	$671,708	$5,499,192
Securities	563,121	155,138	111,599	39,106	191,563	1,060,527
Federal funds sold and securities purchased under agreements to resell	14,813	—	—	—	—	14,813
Other interest sensitive assets	341,181	—	—	—	—	341,181
Total interest sensitive assets	4,116,392	780,011	832,738	323,301	863,271	6,915,713

Interest sensitive liabilities:
Interest bearing checking	$2,203,098	$—	$—	$—	$—	$2,203,098
Savings	259,540	—	—	—	—	259,540
Time deposits	588,856	875,132	276,967	130,068	14,353	1,885,376
Notes payable & other borrowings	1,004,440	75,488	1,389	745	5,290	1,087,352
Total interest sensitive liabilities	4,055,934	950,620	278,356	130,813	19,643	5,435,366

Interest sensitivity gap	$60,458	$(170,609)	$554,382	$192,488	$843,628	$1,480,347

Cumulative interest sensitivity gap	$60,458	$(110,151)	$444,231	$636,719	$1,480,347

Percentage of cumulative gap to total interest sensitive assets	0.87%	-1.59%	6.42%	9.21%	21.41%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at June 30, 2014 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$(3,821)	-1.51%	$(73,215)	-5.95%
+200	$(12,028)	-4.75%	$(61,258)	-4.98%
+100	$(14,390)	-5.68%	$(24,987)	-2.03%
-50	$1,026	0.40%	$15,910	1.29%

The projected changes in net interest income and market value of equity to changes in interest rates at June 30, 2014 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Item 1A. Risk Factors.

Except as follows, there have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our Annual Report on Form 10-K.

Risks Related to the Merger

We may fail to realize all of the anticipated benefits of the pending merger.

The success of the merger will depend on, among other things, the ability to achieve certain operating results at SWS. If the financial condition or result of operations of SWS is materially different than those that we forecasted, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

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

Our results of operations and the market price of our common stock after the merger may be affected by factors different from those currently affecting our results of operations and the market price of our common stock.

Our business differs in important respects from the business of SWS and, accordingly, the results of operations of the combined company and the market price of the combined company’s common stock may be affected by factors different from those currently affecting the independent results of operations of Hilltop and SWS. As a holder of our common stock following the merger, you would be subject to the risks and liabilities affecting SWS as well as those of Hilltop.

The merger is subject to the receipt of consents and approvals from government entities that may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

The merger is conditioned on the receipt of all requisite governmental and regulatory authorizations, consents, orders and approvals from the Federal Reserve Board and the Texas Department of Banking. These government entities may impose conditions on the completion of the merger and the merger of SWS’s wholly owned bank subsidiary, Southwest Securities, FSB, with and into the Bank (the “bank merger”) or require changes to the terms of the merger or bank merger. Although we do not currently expect that any such material conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger and the bank merger, any of which might have an adverse effect on the combined company following the merger and the bank merger.

We are subject to contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on SWS and consequently on us. These uncertainties may impair SWS’s ability to attract, retain and motivate key personnel while the merger is pending, and could cause customers and others that deal with SWS to seek to change existing business relationships with SWS. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to such uncertainty or a desire not to remain with the business, our business following the merger could be negatively impacted.

In addition, the merger agreement restricts SWS and, to a lesser extent, us from taking certain specified actions until the merger occurs without the consent of the other party. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger. In addition, our business may be indirectly adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the merger.

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the price of our common stock to decline.

The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approval of the SWS stockholders. If any condition to the merger is not satisfied or waived, the merger will not be completed. In addition, we and SWS may terminate the merger agreement under certain circumstances even if the merger is approved by SWS stockholders, including if the merger has not been consummated by March 31, 2015. If we do not complete the merger, the trading price of our common stock may decline to the extent that the current prices reflect a market assumption that the merger will be completed. In addition, we would not realize any of the expected benefits of having completed the merger. If the merger is not completed, additional risks could materialize, which could materially and adversely affect our business, financial condition and results of operations. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. A termination of the merger agreement may also damage our reputation and franchise value.

Our current stockholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management.

Our current stockholders have the right to vote in the election of our board of directors and on other matters affecting Hilltop. Immediately after the merger is completed, it is expected that, on a fully diluted basis, our current stockholders will own approximately 90%, and current SWS stockholders will own approximately 10%, of the outstanding shares of our common stock. As a result of the merger, our current stockholders will have less influence on our management and policies post-merger than they currently have, and current SWS stockholders will have less influence on our management and policies post-merger than they currently have with respect to SWS.

The completion of the merger may trigger change in control provisions in certain agreements to which SWS is a party.

The completion of the merger may trigger change in control provisions in certain agreements to which SWS is a party. If we and/or SWS are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements (including terminating the agreements or seeking monetary penalties). Even if we and/or SWS are able to obtain waivers, the counterparties may demand a fee for such waivers or seek to renegotiate the agreements on materially less favorable terms than those currently in place.

The combined company expects to incur substantial expenses related to the merger.

The combined company expects to incur substantial expenses in connection with completing the merger and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our and SWS’s combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the completion of the merger. As a result of these expenses, we and SWS expect to take charges against earnings before and after the completion of the merger. The charges taken in connection with the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present. Further, if the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

If completed, the merger may not produce its anticipated results, and we may be unable to combine our operations with SWS’s operations in the manner expected.

We entered into the merger agreement with the expectation that the merger will result in various benefits. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the Hilltop and SWS organizations can be combined in an efficient, effective and timely manner.

It is possible that the transition process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, controls, procedures, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The transition process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.

The merger may not be accretive to earnings and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

The merger may not be accretive to earnings and we could encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the merger or be subject to other factors that affect preliminary estimates. Any of these factors could cause a decrease in our adjusted earnings per share or decrease or delay the expected accretive effect of the merger and contribute to a decrease in the price of our common stock.

Pending litigation could result in an injunction preventing the completion of the merger or a judgment resulting in the payment of damages.

In connection with the merger, purported SWS stockholders have filed putative shareholder class action lawsuits against SWS, the members of the SWS board of directors and Hilltop. Among other remedies, the plaintiffs seek to enjoin the merger. If the cases are not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to us and to SWS, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against SWS, Hilltop and/or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Business

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

In addition, the Federal Reserve Board adopted a final rule in February 2014 that clarifies how companies should incorporate the Basel III regulatory capital reforms into their capital and business projections during the 2014 and subsequent cycles of capital plan submissions and stress tests required under the Dodd-Frank Act. For companies and their subsidiary banks with between $10.0 billion and $50.0 billion in total consolidated assets, the initial stress testing cycle began on October 1, 2013 and the initial nine-quarter planning horizon for stress capital projections continues through the fourth quarter of 2015, which overlaps with the implementation of the Basel III capital reforms beginning on January 1, 2015. At June 30, 2014, Hilltop and the Bank had approximately $9.4 billion and $8.2 billion, respectively, in total consolidated assets and their average of total consolidated assets for the four most recent consecutive quarters was $9.1 billion and $8.1 billion, respectively. Accordingly, Hilltop and the Bank are not currently subject to capital planning and stress testing requirements. However, as a result of the merger, Hilltop would have more than $10.0 billion in assets and would become subject to the stress testing requirements, which would likely increase our cost of regulatory compliance. Management continues to study the implementation of Basel III regulatory capital reforms and stress testing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2014, we issued an aggregate of 2,708 shares of common stock, under the Hilltop Holdings 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our Board of Directors during the first quarter of 2014. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: July 30, 2014	By:	/s/ Darren Parmenter
Darren Parmenter
Executive Vice President — Principal Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger by and among SWS Group, Inc., Hilltop Holdings Inc. and Peruna LLC, dated as of March 31, 2014 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2014 (File No. 001-31987) and incorporated herein by reference).

2.2

Purchase and Assumption Agreement—Whole Bank, All Deposits, dated as of September 13, 2013, by and among the Federal Deposit Insurance Corporation, receiver of First National Bank, Edinburg, Texas, PlainsCapital Bank and the Federal Deposit Insurance Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2013 (File No. 001-31987) and incorporated herein by reference).

3.1*

Articles of Amendment and Restatement of Affordable Residential Communities Inc., dated February 16, 2004, as amended or supplemented by: Articles Supplementary, dated February 16, 2004; Corporate Charter Certificate of Notice, dated June 6, 2005; Articles of Amendment, dated January 23, 2007; Articles of Amendment, dated July 31, 2007; Corporate Charter Certificate of Notice, dated September 23, 2008; Articles Supplementary, dated December 15, 2010; Articles Supplementary, dated as of November 29, 2012 relating to Subtitle 8 election; Articles Supplementary, dated November 29, 2012 relating to Non-Cumulative Perpetual Preferred Stock, Series B, of Hilltop Holdings Inc.; and Articles of Amendment, dated March 31, 2014.

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