Form 10-Q
period 2014-09-30
Hilltop Holdings Inc.
filed 2014-11-06
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock outstanding at November 5, 2014 was 90,181,888.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$635,933	$713,099
Federal funds sold and securities purchased under agreements to resell Securities:	11,655	32,924
Trading, at fair value	66,102	58,846
Available for sale, at fair value (amortized cost of $1,152,117 and $1,256,862, respectively)	1,146,101	1,203,143
Held to maturity, at amortized cost (fair value of $119,901)	120,139	—
	1,332,342	1,261,989

Loans held for sale	1,272,813	1,089,039
Non-covered loans, net of unearned income	3,768,843	3,514,646
Allowance for non-covered loan losses	(39,027)	(33,241)
Non-covered loans, net	3,729,816	3,481,405

Covered loans, net of allowance of $3,761 and $1,061, respectively	747,514	1,005,308
Broker-dealer and clearing organization receivables	223,679	119,317
Insurance premiums receivable	27,155	25,597
Deferred policy acquisition costs	21,754	20,991
Premises and equipment, net	205,734	200,706
FDIC indemnification asset	149,788	188,291
Covered other real estate owned	126,798	142,833
Mortgage servicing rights	41,907	20,149
Other assets	339,197	279,745
Goodwill	251,808	251,808
Other intangible assets, net	62,509	70,921
Total assets	$9,180,402	$8,904,122

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,988,066	$1,773,749
Interest-bearing	4,248,216	4,949,169
Total deposits	6,236,282	6,722,918

Broker-dealer and clearing organization payables	243,835	129,678
Reserve for losses and loss adjustment expenses	32,460	27,468
Unearned insurance premiums	93,500	88,422
Short-term borrowings	845,984	342,087
Notes payable	55,684	56,327
Junior subordinated debentures	67,012	67,012
Other liabilities	181,901	158,288
Total liabilities	7,756,658	7,592,200
Commitments and contingencies (see Notes 11 and 12)
Stockholders’ equity:
Hilltop stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
Series B, liquidation value per share of $1,000; 114,068 shares issued and outstanding	114,068	114,068
Common stock, $0.01 par value, 125,000,000 and 100,000,000 shares authorized; 90,179,596 and 90,175,688 shares issued and outstanding, respectively	902	902
Additional paid-in capital	1,390,830	1,388,641
Accumulated other comprehensive loss	(3,727)	(34,863)
Accumulated deficit	(79,098)	(157,607)
Total Hilltop stockholders’ equity	1,422,975	1,311,141
Noncontrolling interest	769	781
Total stockholders’ equity	1,423,744	1,311,922
Total liabilities and stockholders’ equity	$9,180,402	$8,904,122

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$80,719	$68,585	$252,667	$198,684
Securities:
Taxable	7,688	7,202	22,894	19,594
Tax-exempt	1,150	1,052	3,579	3,588
Federal funds sold and securities purchased under agreements to resell	10	35	43	91
Interest-bearing deposits with banks	303	282	1,215	857
Other	3,347	2,546	9,055	7,660
Total interest income	93,217	79,702	289,453	230,474

Interest expense:
Deposits	4,117	3,685	10,972	10,541
Short-term borrowings	665	384	1,599	1,488
Notes payable	633	2,294	1,913	6,924
Junior subordinated debentures	594	591	1,765	1,811
Other	1,448	832	3,577	2,108
Total interest expense	7,457	7,786	19,826	22,872

Net interest income	85,760	71,916	269,627	207,602
Provision for loan losses	4,033	10,658	12,808	34,952
Net interest income after provision for loan losses	81,727	61,258	256,819	172,650

Noninterest income:
Net realized gains on securities	—	1,142	—	1,142
Net gains from sale of loans and other mortgage production income	108,621	105,337	293,786	375,464
Mortgage loan origination fees	17,593	22,091	46,920	63,679
Net insurance premiums earned	41,821	39,982	122,917	116,045
Investment and securities advisory fees and commissions	24,055	22,310	67,654	70,283
Bargain purchase gain	—	12,585	—	12,585
Other	20,045	11,648	54,239	28,408
Total noninterest income	212,135	215,095	585,516	667,606

Noninterest expense:
Employees’ compensation and benefits	126,406	119,176	357,280	368,081
Loss and loss adjustment expenses	22,629	24,631	76,241	93,976
Policy acquisition and other underwriting expenses	11,571	11,739	34,910	34,169
Occupancy and equipment, net	25,345	20,974	77,445	60,540
Other	68,793	40,072	172,709	135,217
Total noninterest expense	254,744	216,592	718,585	691,983

Income before income taxes	39,118	59,761	123,750	148,273
Income tax expense	14,010	20,115	44,658	52,594

Net income	25,108	39,646	79,092	95,679
Less: Net income attributable to noncontrolling interest	296	339	583	1,207

Income attributable to Hilltop	24,812	39,307	78,509	94,472
Dividends on preferred stock	1,426	1,133	4,278	2,985
Income applicable to Hilltop common stockholders	$23,386	$38,174	$74,231	$91,487

Earnings per common share:
Basic	$0.26	$0.45	$0.82	$1.09
Diluted	$0.26	$0.43	$0.82	$1.05

Weighted average share information:
Basic	89,711	83,493	89,709	83,490
Diluted	90,558	90,460	90,570	90,251

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$25,108	$39,646	$79,092	$95,679
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax of $(656), $1,135, $16,565 and $(13,641), respectively	(1,226)	2,109	31,136	(25,332)
Comprehensive income	23,882	41,755	110,228	70,347
Less: comprehensive income attributable to noncontrolling interest	296	339	583	1,207

Comprehensive income applicable to Hilltop	$23,586	$41,416	$109,645	$69,140

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated		Total
					Additional	Other		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2012	114	$114,068	83,487	$835	$1,304,448	$8,094	$(282,949)	$1,144,496	$2,054	$1,146,550
Net income	—	—	—	—	—	—	94,472	94,472	1,207	95,679
Other comprehensive loss	—	—	—	—	—	(25,332)	—	(25,332)	—	(25,332)
Stock-based compensation expense	—	—	—	—	1,071	—	—	1,071	—	1,071
Common stock issued to board members	—	—	7	—	96	—	—	96	—	96
Issuance of restricted common stock	—	—	465	5	(5)	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(2,985)	—	—	(2,985)	—	(2,985)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2,383)	(2,383)
Balance, September 30, 2013	114	$114,068	83,959	$840	$1,302,625	$(17,238)	$(188,477)	$1,211,818	$878	$1,212,696

Balance, December 31, 2013	114	$114,068	90,176	$902	$1,388,641	$(34,863)	$(157,607)	$1,311,141	$781	$1,311,922
Net income	—	—	—	—	—	—	78,509	78,509	583	79,092
Other comprehensive income	—	—	—	—	—	31,136	—	31,136	—	31,136
Stock-based compensation expense	—	—	—	—	3,316	—	—	3,316	—	3,316
Common stock issued to board members	—	—	7	—	162	—	—	162	—	162
Forfeiture of restricted common stock awards	—	—	(3)	—	(12)	—	—	(12)	—	(12)
Dividends on preferred stock	—	—	—	—	(4,278)	—	—	(4,278)	—	(4,278)
Issuance of common stock	—	—	—	—	3,001	—	—	3,001	—	3,001
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(595)	(595)
Balance, September 30, 2014	114	$114,068	90,180	$902	$1,390,830	$(3,727)	$(79,098)	$1,422,975	$769	$1,423,744

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$79,092	$95,679
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	12,808	34,952
Depreciation, amortization and accretion, net	(63,367)	(24,788)
Net realized gains on securities	—	(1,142)
Bargain purchase gain	—	(12,585)
Deferred income taxes	6,418	(11,423)
Other, net	16,669	3,914
Net change in trading securities	(7,256)	46,859
Net change in broker-dealer and clearing organization receivables	(164,497)	2,796
Net change in other assets	(40,193)	22,851
Net change in broker-dealer and clearing organization payables	261,206	(37,386)
Net change in loss and loss adjustment expense reserve	4,992	(2,745)
Net change in unearned insurance premiums	5,078	9,466
Net change in other liabilities	20,233	(18,510)
Net gains from sale of loans	(293,786)	(375,464)
Loans originated for sale	(7,954,706)	(9,427,627)
Proceeds from loans sold	8,067,301	10,157,410
Net cash provided by (used in) operating activities	(50,008)	462,257

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	2,821	—
Proceeds from sales, maturities and principal reductions of securities available for sale	152,537	211,732
Purchases of securities held to maturity	(123,021)	—
Purchases of securities available for sale	(48,730)	(255,142)
Net change in loans	106,335	(48,859)
Purchases of premises and equipment and other assets	(32,581)	(20,264)
Proceeds from sales of premises and equipment and other real estate owned	55,097	7,641
Net cash paid (received) for Federal Home Loan Bank and Federal Reserve Bank stock	(28,383)	89
Net cash from FNB Transaction	—	362,695
Net cash provided by investing activities	84,075	257,892

Financing Activities
Net change in deposits	(633,685)	(1,476)
Net change in short-term borrowings	503,897	(422,953)
Proceeds from notes payable	2,000	1,000
Payments on notes payable	(2,643)	(2,428)
Dividends paid on preferred stock	(4,194)	(1,852)
Net cash distributed to noncontrolling interest	(595)	(2,383)
Other, net	2,718	(243)
Net cash used in financing activities	(132,502)	(430,335)

Net change in cash and cash equivalents	(98,435)	289,814
Cash and cash equivalents, beginning of period	746,023	726,460
Cash and cash equivalents, end of period	$647,588	$1,016,274

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$20,935	$22,513
Cash paid for income taxes, net of refunds	$19,893	$52,752
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$44,815	$6,019

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

On March 31, 2014, the Company entered into a definitive merger agreement with SWS Group, Inc. (“SWS”) providing for the merger of SWS with and into Peruna LLC, a wholly owned subsidiary of Hilltop formed for the purpose of facilitating this transaction. SWS stockholders will receive per share consideration of 0.2496 shares of Hilltop common stock and $1.94 of cash, equating to $6.94 per share based on Hilltop’s closing price on September 30, 2014. The value of the merger consideration will fluctuate with the market price of Hilltop common stock. The Company intends to fund the cash portion of the consideration through available cash. The merger is subject to customary closing conditions, including regulatory approvals and approval of the stockholders of SWS, and is expected to be completed prior to the end of 2014.

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

Management made significant estimates and exercised significant judgment in estimating fair values and accounting associated with the FNB Transaction during the third quarter of 2013 due to the short time period between the Bank Closing Date and September 30, 2013. The Bank Closing Date valuations related to loans, FDIC Indemnification Asset, covered OREO, other intangible assets, assumed liabilities and taxes were considered preliminary at September 30, 2013. The operations of FNB were included in the Company’s operating results beginning September 14, 2013 and such operations included a preliminary bargain purchase gain of $3.3 million, before income taxes of $1.2 million, as disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013.

During the quarter ended December 31, 2013, the estimated fair values of certain identifiable assets acquired and liabilities assumed as of the Bank Closing Date were adjusted in accordance with the Business Combinations Topic of the Accounting Standards Codification (“ASC”) as a result of additional information obtained about the facts and circumstances that existed as of the Bank Closing Date primarily related to the fair values of loans, covered OREO, FDIC Indemnification Asset, premises and equipment and other intangible assets. These adjustments resulted in an increase in the preliminary bargain purchase gain associated with the FNB Transaction to $12.6 million, before income taxes of $4.5 million. This change is reflected in the revised consolidated statements of operations within noninterest income during the three and nine months ended September 30, 2013. In the aggregate, the adjustments to the preliminary bargain purchase gain and related revisions to the accretion of discount on loans and other items increased net income for the three and nine months ended September 30, 2013 by $6.3 million as compared with amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. Additionally, certain amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 within the consolidated balance sheet as of September 30, 2013, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for the three and nine months ended September 30, 2013, as well as the notes to the consolidated financial statements, have been revised accordingly.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The consolidated financial statements include the accounts of the above-named entities. All significant intercompany transactions and balances have been eliminated. Noncontrolling interests have been recorded for minority ownership in entities that are not wholly owned and are presented in compliance with the provisions of Noncontrolling Interest in Subsidiary Subsections of the Financial Accounting Standards Board (“FASB”) ASC.

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

At September 30, 2014, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.25 billion, and the unpaid principal balance of those loans was $1.20 billion. At December 31, 2013, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.09 billion, and the unpaid principal balance of those loans was $1.07 billion. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2014	Inputs	Inputs	Inputs	Fair Value
Trading securities	$36	$66,066	$—	$66,102
Available for sale securities	23,983	1,060,835	61,283	1,146,101
Loans held for sale	—	1,235,870	13,763	1,249,633
Derivative assets	—	25,268	—	25,268
Mortgage servicing rights asset	—	—	41,907	41,907
Trading liabilities	—	47	—	47
Derivative liabilities	—	3,718	6,827	10,545

	Level 1	Level 2	Level 3	Total
December 31, 2013	Inputs	Inputs	Inputs	Fair Value
Trading securities	$33	$58,813	$—	$58,846
Available for sale securities	22,079	1,121,011	60,053	1,203,143
Loans held for sale	—	1,061,310	27,729	1,089,039
Derivative assets	—	23,564	—	23,564
Mortgage servicing rights asset	—	—	20,149	20,149
Trading liabilities	—	46	—	46
Derivative liabilities	—	139	5,600	5,739

The following tables include a roll forward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended September 30, 2014
Available for sale securities	$63,819	$—	$—	$639	$(3,175)	$61,283
Loans held for sale	10,409	6,110	(1,600)	(1,156)	—	13,763
Mortgage servicing rights asset	35,877	18,982	(11,387)	(1,565)	—	41,907
Derivative liabilities	(6,300)	(177)	—	(350)	—	(6,827)
Total	$103,805	$24,915	$(12,987)	$(2,432)	$(3,175)	$110,126

Nine months ended September 30, 2014
Available for sale securities	$60,053	$—	$—	$1,848	$(618)	$61,283
Loans held for sale	27,729	16,531	(31,203)	706	—	13,763
Mortgage servicing rights asset	20,149	33,790	(11,387)	(645)	—	41,907
Derivative liabilities	(5,600)	(177)	—	(1,050)	—	(6,827)
Total	$102,331	$50,144	$(42,590)	$859	$(618)	$110,126

Three months ended September 30, 2013
Available for sale securities	$55,510	$—	$—	$551	$3,541	$59,602
Mortgage servicing rights asset	7,111	4,079	—	2,211	—	13,401
Derivative liabilities	(4,939)	—	—	(225)	—	(5,164)
Total	$57,682	$4,079	$—	$2,537	$3,541	$67,839

Nine months ended September 30, 2013
Available for sale securities	$56,277	$—	$—	$1,594	$1,731	$59,602
Mortgage servicing rights asset	2,080	8,384	—	2,937	—	13,401
Derivative liabilities	(4,490)	—	—	(674)	—	(5,164)
Total	$53,867	$8,384	$—	$3,857	$1,731	$67,839

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at September 30, 2014. The available for sale securities noted in the table above reflect Hilltop’s note receivable and SWS Warrant (defined hereinafter) as discussed in Note 4 to the consolidated financial statements.

For Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows.

			Weighted
Financial instrument	Valuation Technique	Unobservable Input	Average / Range
Available for sale securities - note receivable	Discounted cash flow	Discount rate	8.45%

Available for sale securities - warrant	Binomial model	SWS common stock price volatility	29.0%

Loans held for sale	Discounted cash flow / Market comparable	Projected price	89 - 91%

Mortgage servicing rights asset	Discounted cash flow	Constant prepayment rate	9.51%
		Discount rate	11.03%

Derivative liabilities	Discounted cash flow	Discount rate	14 - 28%
		Time to receive full payment of cash flows	10.5 - 13.75 years

Hilltop’s note receivable is valued using a cash flow model that estimates yield based on comparable securities in the market. The interest rate used to discount cash flows is the most significant unobservable input. An increase or decrease in the discount rate would result in a corresponding decrease or increase, respectively, in the fair value measurement of the note receivable.

The SWS Warrant is valued utilizing a binomial model. The underlying SWS common stock price and its related volatility, an unobservable input, are the most significant inputs into the model, and, therefore, decreases or increases to the SWS common stock price would result in a significant change in the fair value measurement of the SWS Warrant.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(15,250)	$—	$(15,250)	$44,395	$—	$44,395
Mortgage servicing rights asset	(1,565)	—	(1,565)	2,211	—	2,211
Time deposits	—	—	—	—	—	—

	Changes in Fair Value for Assets and Liabilities Reported at Fair Value under Fair Value Option
	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$24,918	$—	$24,918	$2,754	$—	$2,754
Mortgage servicing asset	(645)	—	(645)	2,937	—	2,937
Time deposits	—	—	—	—	12	12

The Company also determines the fair value of certain assets and liabilities on a non-recurring basis. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — The Company reports impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. Purchased credit impaired (“PCI”) loans with a fair value of $172.9 million and $822.8 million were acquired by the Company upon completion of the PlainsCapital Merger and the FNB Transaction, respectively. Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. At September 30, 2014, these inputs included estimated weighted average default rates, loss severity rates and prepayment speed assumptions of 46%, 52% and 0%, respectively, for those PCI loans acquired in the PlainsCapital Merger and 63%, 38% and 4%, respectively, for those PCI loans acquired in the FNB Transaction. The resulting weighted average expected loss on PCI loans associated with each of the PlainsCapital Merger and the FNB Transaction was 24%.

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

Other Real Estate Owned — The Company reports OREO at fair value less estimated cost to sell. Any excess of recorded investment over fair value, less cost to sell, is charged against either the allowance for loan losses or the related PCI pool discount when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, downward valuation adjustments are charged against earnings. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At September 30, 2014, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Such discount was 1% per month for estimated holding periods of 6 to 24 months. Level 3 inputs were used to determine the fair value of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

September 30, 2014 and December 31, 2013, the estimated fair value of covered OREO was $126.8 million and $142.8 million, respectively, and the underlying fair value measurements utilize Level 2 and Level 3 inputs. The fair value of non-covered OREO at September 30, 2014 and December 31, 2013 was $2.3 million and $4.8 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the		Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30,		Nine Months Ended September 30,
September 30, 2014	Inputs	Inputs	Inputs	Fair Value	2014	2013	2014	2013
Non-covered impaired loans	$—	$—	$30,061	$30,061	$(1,714)	$(2,352)	$(2,151)	$(3,011)
Covered impaired loans	—	—	74,015	74,015	242	—	(2,790)	—
Non-covered other real estate owned	—	—	—	—	(210)	(1,381)	(321)	(1,571)
Covered other real estate owned	—	45,050	20,803	65,853	(14,440)	—	(17,399)	—

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2014	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$647,588	$647,588	$—	$—	$647,588
Held to maturity securities	120,139	—	119,901	—	119,901
Loans held for sale	23,180	—	23,180	—	23,180
Non-covered loans, net	3,729,816	—	341,846	3,406,917	3,748,763
Covered loans, net	747,514	—	—	823,111	823,111
Broker-dealer and clearing organization receivables	223,679	—	223,679	—	223,679
FDIC indemnification asset	149,788	—	—	149,788	149,788
Other assets	63,925	—	42,301	21,624	63,925

Financial liabilities:
Deposits	6,236,282	—	6,238,982	—	6,238,982
Broker-dealer and clearing organization payables	243,835	—	243,835	—	243,835
Short-term borrowings	845,984	—	845,984	—	845,984
Debt	122,696	—	116,007	—	116,007
Other liabilities	2,251	—	2,251	—	2,251

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2013	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$746,023	$746,023	$—	$—	$746,023
Non-covered loans, net	3,481,405	—	281,712	3,119,319	3,401,031
Covered loans, net	1,005,308	—	—	997,371	997,371
Broker-dealer and clearing organization receivables	119,317	—	119,317	—	119,317
FDIC indemnification asset	188,291	—	—	188,291	188,291
Other assets	66,055	—	43,946	22,109	66,055

Financial liabilities:
Deposits	6,722,019	—	6,722,909	—	6,722,909
Broker-dealer and clearing organization payables	129,678	—	129,678	—	129,678
Short-term borrowings	342,087	—	342,087	—	342,087
Debt	123,339	—	114,671	—	114,671
Other liabilities	3,362	—	3,362	—	3,362

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The amortized cost and fair value of securities, excluding trading securities, are summarized as follows (in thousands). No securities were classified as held to maturity at December 31, 2013.

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$44,709	$149	$(64)	$44,794
U.S. government agencies:
Bonds	637,882	1,397	(18,522)	620,757
Residential mortgage-backed securities	53,780	1,626	(401)	55,005
Collateralized mortgage obligations	100,938	137	(4,093)	96,982
Corporate debt securities	95,251	4,795	(128)	99,918
States and political subdivisions	141,813	1,917	(1,007)	142,723
Commercial mortgage-backed securities	596	60	—	656
Equity securities	20,558	3,425	—	23,983
Note receivable	44,522	5,327	—	49,849
Warrant	12,068	—	(634)	11,434
Totals	$1,152,117	$18,833	$(24,849)	$1,146,101

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$43,684	$82	$(238)	$43,528
U.S. government agencies:
Bonds	717,909	550	(55,727)	662,732
Residential mortgage-backed securities	59,936	735	(584)	60,087
Collateralized mortgage obligations	124,502	349	(4,390)	120,461
Corporate debt securities	72,376	4,610	(378)	76,608
States and political subdivisions	162,955	388	(6,508)	156,835
Commercial mortgage-backed securities	691	69	—	760
Equity securities	20,067	2,012	—	22,079
Note receivable	42,674	5,235	—	47,909
Warrant	12,068	76	—	12,144
Totals	$1,256,862	$14,106	$(67,825)	$1,203,143

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,010	$—	$(1)	$25,009
U.S. government agencies:
Residential mortgage-backed securities	30,183	275	—	30,458
Collateralized mortgage obligations	58,825	—	(528)	58,297
States and political subdivisions	6,121	30	(14)	6,137
Totals	$120,139	$305	$(543)	$119,901

Available for sale securities included 1,475,387 shares of SWS common stock, a $50.0 million aggregate principal amount note issued by SWS and a warrant to purchase 8,695,652 shares of SWS common stock (the “SWS Warrant”). SWS issued the note in July 2011 under a credit agreement pursuant to a senior unsecured loan from Hilltop. The note bore interest at a rate of 8.0% per annum, was prepayable by SWS subject to certain conditions after three years, and had a maturity of five years. The SWS Warrant provided for the purchase of 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share, subject to anti-dilution adjustments. On October 2, 2014, as discussed in Note 23 to the consolidated financial statements, Hilltop exercised the SWS Warrant in full and paid the aggregate exercise price by the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

automatic elimination of the $50.0 million aggregate principal amount note due to Hilltop under the credit agreement. Consequently, Hilltop beneficially owned approximately 21% of the outstanding shares of SWS common stock as of October 4, 2014.

Information regarding securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	September 30, 2014			December 31, 2013
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	4	$7,378	$52	6	$12,748	$238
Unrealized loss for twelve months or longer	2	2,005	12	—	—	—
	6	9,383	64	6	12,748	238
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	5	64,792	208	35	526,817	45,274
Unrealized loss for twelve months or longer	27	439,772	18,314	5	90,931	10,453
	32	504,564	18,522	40	617,748	55,727
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	2	2,194	54
Unrealized loss for twelve months or longer	4	10,870	401	3	9,309	530
	4	10,870	401	5	11,503	584
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	1	10,915	69	7	84,054	4,320
Unrealized loss for twelve months or longer	8	63,839	4,024	2	4,995	70
	9	74,754	4,093	9	89,049	4,390
Corporate debt securities:
Unrealized loss for less than twelve months	4	4,837	21	7	10,754	378
Unrealized loss for twelve months or longer	1	1,891	107	—	—	—
	5	6,728	128	7	10,754	378
States and political subdivisions:
Unrealized loss for less than twelve months	1	500	—	46	30,245	669
Unrealized loss for twelve months or longer	96	64,343	1,007	150	96,882	5,839
	97	64,843	1,007	196	127,127	6,508
Warrants:
Unrealized loss for less than twelve months	1	11,434	634	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	11,434	634	—	—	—
Total available for sale:
Unrealized loss for less than twelve months	16	99,856	984	103	666,812	50,933
Unrealized loss for twelve months or longer	138	582,720	23,865	160	202,117	16,892
	154	$682,576	$24,849	263	$868,929	$67,825

	September 30, 2014			December 31, 2013
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. treasury securities:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	$25,009	$1	—	$—	$—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	25,009	1	—	—	—
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	58,297	528	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	58,297	528	—	—	—
States and political subdivisions:
Unrealized loss for less than twelve months	6	3,411	14	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	6	3,411	14	—	—	—
Total held to maturity:
Unrealized loss for less than twelve months	9	86,717	543	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	9	$86,717	$543	—	$—	$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three and nine months ended September 30, 2014 and 2013, the Company did not record any other-than-temporary impairments. While all of the investments are monitored for potential other-than-temporary impairment, the Company’s analysis and experience indicate that these available for sale investments generally do not present a significant risk of other-than-temporary-impairment, as fair value should recover over time. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend, nor is it likely that the Company will be required, to sell these securities before the recovery of the cost basis. Therefore, management does not believe any other-than-temporary impairments exist at September 30, 2014.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities and the available for sale SWS Warrant, at September 30, 2014 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$122,236	$122,520	$—	$—
Due after one year through five years	116,726	125,768	25,010	25,009
Due after five years through ten years	65,790	67,928	1,203	1,203
Due after ten years	659,425	641,825	4,918	4,934
	964,177	958,041	31,131	31,146

Residential mortgage-backed securities	53,780	55,005	30,183	30,458
Collateralized mortgage obligations	100,938	96,982	58,825	58,297
Commercial mortgage-backed securities	596	656	—	—
	$1,119,491	$1,110,684	$120,139	$119,901

The Company realized net gains from its trading securities portfolio of $0.2 million and $1.6 million during the three and nine months ended September 30, 2014, respectively, and a net gain of $0.1 million and a net loss of $2.6 million during the three and nine months ended September 30, 2013, respectively, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $910.2 million and $1.0 billion (with a fair value of $929.3 million and $938.1 million, respectively) at September 30, 2014 and December 31, 2013, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

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

At September 30, 2014 and December 31, 2013, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.3 million and $9.4 million, respectively.

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

	September 30,	December 31,
	2014	2013
Commercial and industrial	$1,677,389	$1,637,266
Real estate	1,606,718	1,457,253
Construction and land development	429,216	364,551
Consumer	55,520	55,576
	3,768,843	3,514,646
Allowance for non-covered loan losses	(39,027)	(33,241)
Total non-covered loans, net of allowance	$3,729,816	$3,481,405

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

	September 30,	December 31,
	2014	2013
Carrying amount	$53,383	$100,392
Outstanding balance	73,787	141,983

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$11,904	$20,118	$17,601	$17,553
Additions	—	1,923	—	1,923
Increases in expected cash flows	4,270	4,697	13,886	16,834
Disposals of loans	(744)	(441)	(4,928)	(2,273)
Accretion	(2,199)	(4,854)	(13,328)	(12,594)
Balance, end of period	$13,231	$21,443	$13,231	$21,443

The remaining nonaccretable difference for non-covered PCI loans was $19.4 million and $38.6 million at September 30, 2014 and December 31, 2013, respectively.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
September 30, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$50,070	$12,966	$12,253	$25,219	$3,406
Unsecured	4,334	286	—	286	—
Real estate:
Secured by commercial properties	30,202	4,490	18,537	23,027	1,659
Secured by residential properties	4,893	1,932	1,192	3,124	59
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	17,163	9,032	1,450	10,482	164
Consumer	6,354	317	2,338	2,655	421
	$113,016	$29,023	$35,770	$64,793	$5,709

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2013	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$63,636	$21,540	$17,147	$38,687	$3,126
Unsecured	11,865	336	1,204	1,540	15
Real estate:
Secured by commercial properties	49,437	20,317	16,070	36,387	339
Secured by residential properties	5,407	1,745	1,648	3,393	39
Construction and land development:
Residential construction loans	33	—	—	—	—
Commercial construction loans and land development	48,628	15,337	4,592	19,929	39
Consumer	7,946	4,509	—	4,509	—
	$186,952	$63,784	$40,661	$104,445	$3,558

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commercial and industrial:
Secured	$24,897	$55,797	$31,953	$62,399
Unsecured	395	1,826	913	2,548
Real estate:
Secured by commercial properties	23,715	45,114	29,707	48,798
Secured by residential properties	3,611	5,400	3,259	5,682
Construction and land development:
Residential construction loans	—	—	—	354
Commercial construction loans and land development	10,674	25,916	15,206	28,502
Consumer	2,872	4,715	3,582	4,720
	$66,164	$138,768	$84,620	$153,003

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	September 30,	December 31,
	2014	2013
Commercial and industrial:
Secured	$17,050	$15,430
Unsecured	286	1,300
Real estate:
Secured by commercial properties	464	2,638
Secured by residential properties	1,269	398
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	783	112
Consumer	—	—
	$19,852	$19,878

At September 30, 2014 and December 31, 2013, non-covered non-accrual loans included non-covered PCI loans of $8.5 million and $15.8 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $4.4 million and $3.5 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at September 30, 2014 and December 31, 2013, respectively.

Interest income recorded on non-covered accruing impaired loans and on non-covered non-accrual loans was $0.1 million and $2.6 million for the three and nine months ended September 30, 2014, respectively. Interest income recorded on non-covered accruing impaired loans and on non-covered non-accrual loans for the three and nine months ended September 30, 2013 was nominal.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

of which comply with the Bank’s customary underwriting policies. The debt charged off on the “bad” loan is not forgiven to the debtor.

Information regarding TDRs granted is shown in the following tables (in thousands). There were no TDRs granted for the three months ended September 30, 2014. At September 30, 2014, the Bank had no unadvanced commitments to borrowers whose loans have been restructured in TDRs. At December 31, 2013, the Bank had $0.5 million in such unadvanced commitments.

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Nine months ended September 30, 2014	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	326	326
Secured by residential properties	—	—	253	253
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	133	133
Consumer	—	—	—	—
	$—	$—	$712	$712

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three months ended September 30, 2013	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$333	$333
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$333	$333

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Nine months ended September 30, 2013	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$9,764	$9,764
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	276	276
Secured by residential properties	—	—	905	905
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	500	500
Consumer	—	—	—	—
	$—	$—	$11,445	$11,445

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

There were no TDRs granted in the twelve months preceding September 30, 2014 and 2013, for which a payment was at least 30 days past due in the three and nine months ended September 30, 2014 and 2013, respectively.

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
September 30, 2014	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$4,285	$868	$7,910	$13,063	$1,541,305	$16,335	$1,570,703	$—
Unsecured	155	33	—	188	106,316	182	106,686	—
Real estate:
Secured by commercial properties	289	—	—	289	1,101,362	22,563	1,124,214	—
Secured by residential properties	1,396	72	49	1,517	479,037	1,950	482,504	—
Construction and land development:
Residential construction loans	—	—	—	—	64,288	—	64,288	—
Commercial construction loans and land development	49	—	650	699	354,531	9,698	364,928	—
Consumer	206	40	—	246	52,619	2,655	55,520	—
	$6,380	$1,013	$8,609	$16,002	$3,699,458	$53,383	$3,768,843	$—

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2013	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$2,171	$277	$1,354	$3,802	$1,492,793	$35,372	$1,531,967	$272
Unsecured	333	9	60	402	103,453	1,444	105,299	59
Real estate:
Secured by commercial properties	192	—	132	324	1,044,437	36,255	1,081,016	—
Secured by residential properties	1,045	36	203	1,284	371,958	2,995	376,237	203
Construction and land development:
Residential construction loans	415	—	—	415	64,664	—	65,079	—
Commercial construction loans and land development	41	881	112	1,034	278,621	19,817	299,472	—
Consumer	201	60	—	261	50,806	4,509	55,576	—
	$4,398	$1,263	$1,861	$7,522	$3,406,732	$100,392	$3,514,646	$534

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

September 30, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,518,321	$2,967	$33,080	$16,335	$1,570,703
Unsecured	106,400	—	104	182	106,686
Real estate:
Secured by commercial properties	1,097,637	717	3,297	22,563	1,124,214
Secured by residential properties	475,967	—	4,587	1,950	482,504
Construction and land development:
Residential construction loans	64,288	—	—	—	64,288
Commercial construction loans and land development	353,782	—	1,448	9,698	364,928
Consumer	52,814	—	51	2,655	55,520
	$3,669,209	$3,684	$42,567	$53,383	$3,768,843

December 31, 2013	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,450,734	$16,840	$29,021	$35,372	$1,531,967
Unsecured	103,674	12	169	1,444	105,299
Real estate:
Secured by commercial properties	1,038,930	4,436	1,395	36,255	1,081,016
Secured by residential properties	367,758	—	5,484	2,995	376,237
Construction and land development:
Residential construction loans	65,079	—	—	—	65,079
Commercial construction loans and land development	275,808	3,384	463	19,817	299,472
Consumer	51,052	1	14	4,509	55,576
	$3,353,035	$24,673	$36,546	$100,392	$3,514,646

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At September 30, 2014 and December 31, 2013, there were no material delinquencies in these types of loans.

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

The allowance for both originated and acquired loans is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended September 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$18,062	$9,998	$8,086	$285	$36,431
Provision charged to operations	2,302	1,064	395	425	4,186
Loans charged off	(1,976)	(28)	—	(116)	(2,120)
Recoveries on charged off loans	457	31	18	24	530
Balance, end of period	$18,845	$11,065	$8,499	$618	$39,027

	Commercial and		Construction and
Nine months ended September 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$16,865	$8,331	$7,957	$88	$33,241
Provision charged to operations	5,876	2,689	361	731	9,657
Loans charged off	(5,707)	(100)	—	(275)	(6,082)
Recoveries on charged off loans	1,811	145	181	74	2,211
Balance, end of period	$18,845	$11,065	$8,499	$618	$39,027

	Commercial and		Construction and
Three months ended September 30, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$13,806	$5,339	$7,050	$42	$26,237
Provision charged to operations	8,879	1,776	6	(3)	10,658
Loans charged off	(3,220)	(53)	(524)	(3)	(3,800)
Recoveries on charged off loans	42	26	2	15	85
Balance, end of period	$19,507	$7,088	$6,534	$51	$33,180

	Commercial and		Construction and
Nine months ended September 30, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,845	$977	$582	$5	$3,409
Provision charged to operations	22,519	6,033	6,323	77	34,952
Loans charged off	(7,314)	(149)	(524)	(74)	(8,061)
Recoveries on charged off loans	2,457	227	153	43	2,880
Balance, end of period	$19,507	$7,088	$6,534	$51	$33,180

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$8,354	$1,450	$783	$—	$10,587
Loans collectively evaluated for impairment	1,652,518	1,580,755	418,735	52,865	3,704,873
PCI Loans	16,517	24,513	9,698	2,655	53,383
	$1,677,389	$1,606,718	$429,216	$55,520	$3,768,843

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$2,273	$373	$112	$—	$2,758
Loans collectively evaluated for impairment	1,598,177	1,417,630	344,622	51,067	3,411,496
PCI Loans	36,816	39,250	19,817	4,509	100,392
	$1,637,266	$1,457,253	$364,551	$55,576	$3,514,646

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	15,439	9,347	8,335	197	33,318
PCI Loans	2,985	1,718	164	421	5,288
	$18,845	$11,065	$8,499	$618	$39,027

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	13,724	7,953	7,918	88	29,683
PCI Loans	2,720	378	39	—	3,137
	$16,865	$8,331	$7,957	$88	$33,241

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Covered Loans and Allowance for Covered Loan Losses

Loans acquired in the FNB Transaction that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in the consolidated balance sheets. Covered loans are reported exclusive of the cash flow reimbursements that may be received from the FDIC.

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

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	September 30,	December 31,
	2014	2013
Commercial and industrial	$33,510	$66,943
Real estate	637,297	787,982
Construction and land development	80,468	151,444
Consumer	—	—
Total covered loans	751,275	1,006,369
Allowance for covered loans	(3,761)	(1,061)
Total covered loans, net of allowance	$747,514	$1,005,308

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	September 30,	December 31,
	2014	2013
Carrying amount	$527,748	$729,156
Outstanding balance	797,799	1,022,514

Changes in the accretable yield for the covered PCI loans were as follows (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Balance, beginning of period	$186,141	$156,548
Increases in expected cash flows	25,026	82,607
Transfer of loans to covered OREO	(281)	5,091
Accretion	(18,146)	(51,506)
Balance, end of period	$192,740	$192,740

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The remaining nonaccretable difference for covered PCI loans was $368.2 million and $517.9 million at September 30, 2014 and December 31, 2013, respectively.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
September 30, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$29,812	$16,977	$—	$16,977	$—
Unsecured	15,103	6,697	882	7,579	882
Real estate:
Secured by commercial properties	444,761	225,555	53,890	279,445	1,208
Secured by residential properties	254,400	152,003	9,400	161,403	817
Construction and land development:
Residential construction loans	3,060	1,637	—	1,637	—
Commercial construction loans and land development	120,344	51,492	13,515	65,007	765
Consumer	—	—	—	—	—
	$867,480	$454,361	$77,687	$532,048	$3,672

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2013	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$43,957	$28,611	$—	$28,611	$—
Unsecured	16,280	9,008	882	9,890	882
Real estate:
Secured by commercial properties	528,825	365,346	—	365,346	—
Secured by residential properties	289,094	199,581	—	199,581	—
Construction and land development:
Residential construction loans	8,920	5,280	—	5,280	—
Commercial construction loans and land development	183,117	121,363	—	121,363	—
Consumer	—	—	—	—	—
	$1,070,193	$729,189	$882	$730,071	$882

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Commercial and industrial:
Secured	$17,953	$22,794
Unsecured	7,994	8,735
Real estate:
Secured by commercial properties	297,511	322,396
Secured by residential properties	168,636	180,492
Construction and land development:
Residential construction loans	2,356	3,459
Commercial construction loans and land development	71,795	93,185
Consumer	—	—
	$566,245	$631,061

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	September 30,	December 31,
	2014	2013
Commercial and industrial:
Secured	$1,003	$91
Unsecured	883	882
Real estate:
Secured by commercial properties	36,237	40
Secured by residential properties	1,051	209
Construction and land development:
Residential construction loans	1,102	575
Commercial construction loans and land development	14	—
Consumer	—	—
	$40,290	$1,797

At September 30, 2014, covered non-accrual loans included covered PCI loans of $36.6 million for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income recorded on covered accruing impaired loans and on covered non-accrual loans for the three and nine months ended September 30, 2014 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method. Additionally, no acquired covered performing loans have been modified in a TDR.

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
September 30, 2014	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$3	$11	$993	$1,007	$7,428	$15,963	$24,398	$11
Unsecured	—	97	—	97	1,436	7,579	9,112	—
Real estate:
Secured by commercial properties	396	—	105	501	51,704	278,959	331,164	—
Secured by residential properties	1,437	608	880	2,925	143,478	159,730	306,133	519
Construction and land development:
Residential construction loans	219	—	994	1,213	547	535	2,295	—
Commercial construction loans and land development	52	16	12	80	13,111	64,982	78,173	12
Consumer	—	—	—	—	—	—	—	—
	$2,107	$732	$2,984	$5,823	$217,704	$527,748	$751,275	$542

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2013	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$3,904	$10	$81	$3,995	$20,918	$28,520	$53,433	$—
Unsecured	10	259	—	269	3,351	9,890	13,510	—
Real estate:
Secured by commercial properties	999	—	40	1,039	63,780	365,306	430,125	—
Secured by residential properties	1,679	678	209	2,566	155,919	199,372	357,857	—
Construction and land development:
Residential construction loans	1,861	—	576	2,437	5,026	4,705	12,168	—
Commercial construction loans and land development	244	20	—	264	17,649	121,363	139,276	—
Consumer	—	—	—	—	—	—	—	—
	$8,697	$967	$906	$10,570	$266,643	$729,156	$1,006,369	$—

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

September 30, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$6,229	$—	$2,206	$15,963	$24,398
Unsecured	1,309	—	224	7,579	9,112
Real estate:
Secured by commercial properties	43,379	—	8,826	278,959	331,164
Secured by residential properties	138,612	—	7,791	159,730	306,133
Construction and land development:
Residential construction loans	658	—	1,102	535	2,295
Commercial construction loans and land development	10,486	—	2,705	64,982	78,173
Consumer	—	—	—	—	—
	$200,673	$—	$22,854	$527,748	$751,275

December 31, 2013	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$24,152	$—	$761	$28,520	$53,433
Unsecured	3,040	—	580	9,890	13,510
Real estate:
Secured by commercial properties	59,343	3,310	2,166	365,306	430,125
Secured by residential properties	155,439	—	3,046	199,372	357,857
Construction and land development:
Residential construction loans	6,087	—	1,376	4,705	12,168
Commercial construction loans and land development	17,806	—	107	121,363	139,276
Consumer	—	—	—	—	—
	$265,867	$3,310	$8,036	$729,156	$1,006,369

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

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended September 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,146	$2,551	$418	$—	$4,115
Provision charged to operations	(211)	(342)	400	—	(153)
Loans charged off	—	(169)	(32)	—	(201)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$935	$2,040	$786	$—	$3,761

	Commercial and		Construction and
Nine months ended September 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,053	$8	$—	$—	$1,061
Provision charged to operations	(27)	2,245	933	—	3,151
Loans charged off	(91)	(213)	(147)	—	(451)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$935	$2,040	$786	$—	$3,761

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$915	$—	$801	$—	$1,716
Loans collectively evaluated for impairment	9,053	198,608	14,150	—	221,811
PCI Loans	23,542	438,689	65,517	—	527,748
	$33,510	$637,297	$80,468	$—	$751,275

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	28,533	223,304	25,376	—	277,213
PCI Loans	38,410	564,678	126,068	—	729,156
	$66,943	$787,982	$151,444	$—	$1,006,369

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	53	15	21	—	89
PCI Loans	882	2,025	765	—	3,672
	$935	$2,040	$786	$—	$3,761

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	171	8	—	—	179
PCI Loans	882	—	—	—	882
	$1,053	$8	$—	$—	$1,061

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$142,174	$—	$142,833	$—
Fair value of assets acquired as of Bank Closing Date	—	135,187	—	135,187
Additions to covered OREO	10,214	—	42,206	—
Dispositions of covered OREO	(11,150)	(1,326)	(40,842)	(1,326)
Valuation adjustments in the period	(14,440)	—	(17,399)	—
Balance, end of period	$126,798	$133,861	$126,798	$133,861

During the three and nine months ended September 30, 2014, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

These additional downward valuation adjustments reflect changes to the assumptions regarding the fair value of the OREO, including in some cases the intended use of the OREO due to the availability of more information as well as the passage of time. The process of determining fair value is subjective in nature and requires the use of significant estimates and assumptions. Although the Bank makes market-based assumptions when valuing acquired assets, new information may come to light that causes estimates to increase or decrease. When the Bank determines, based on subsequent information, that its

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

estimates require adjustment, the Bank records the adjustment. The accounting for such adjustments requires that the decreases to fair value be recorded at the time such new information is received, while increases to fair value are recorded when the asset is subsequently sold. All of the impairments recorded during the three months ended September 30, 2014 related to covered assets subject to the loss-share agreements with the FDIC.

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$175,114	$—	$188,291	$—
Fair value of assets acquired as of Bank Closing Date	—	185,680	—	185,680
FDIC Indemnification Asset accretion (amortization)	825	291	2,672	291
Transfers to due from FDIC and other	(26,151)	—	(41,175)	—
Balance, end of period	$149,788	$185,971	$149,788	$185,971

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR and other information related to our serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$35,877	$7,111	$20,149	$2,080
Additions	18,982	4,079	33,790	8,384
Sales	(11,387)	—	(11,387)	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(1,024)	2,377	627	3,284
Due to customer payments	(541)	(166)	(1,272)	(347)
Balance, end of period	$41,907	$13,401	$41,907	$13,401

	September 30,	December 31,
	2014	2013
Mortgage loans serviced for others	$3,657,999	$1,965,883
MSR as a percentage of serviced mortgage loans	1.15%	1.02%

(1)         Primarily represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR were as follows.

	September 30,	December 31,
	2014	2013
Weighted average constant prepayment rate	9.51%	9.72%
Weighted average discount rate	11.03%	12.37%
Weighted average life (in years)	7.6	7.6

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A sensitivity analysis of the fair value of the Company’s MSR to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2014	2013
Constant prepayment rate:
Impact of 10% adverse change	$(1,556)	$(601)
Impact of 20% adverse change	(3,009)	(1,170)
Discount rate:
Impact of 100 basis point adverse change	(1,835)	(631)
Impact of 200 basis point adverse change	(3,519)	(1,236)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $3.1 million and $0.9 million during the three months ended September 30, 2014 and 2013, respectively, and $8.1 million and $1.8 million during the nine months ended September 30, 2014 and 2013, respectively, were included in other noninterest income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2014	2013
Noninterest-bearing demand	$1,988,066	$1,773,749
Interest-bearing:
NOW accounts	1,112,749	1,083,596
Money market	865,144	878,578
Brokered - money market	96,632	276,760
Demand	108,701	47,636
Savings	343,667	357,325
Time	1,631,765	2,110,947
Brokered - time	89,558	194,327
	$6,236,282	$6,722,918

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2014	2013
Federal funds purchased	$121,050	$137,225
Securities sold under agreements to repurchase	134,134	107,462
Federal Home Loan Bank notes	525,000	—
Short-term bank loans	65,800	97,400
	$845,984	$342,087

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

	Nine Months Ended September 30,
	2014	2013
Average balance during the period	$326,936	$284,819
Average interest rate during the period	0.17%	0.19%

	September 30,	December 31,
	2014	2013
Average interest rate at end of period	0.14%	0.16%
Securities underlying the agreements at end of period:
Carrying value	$179,921	$144,991
Estimated fair value	$175,835	$138,719

Federal Home Loan Bank (“FHLB”) notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following tables (dollars in thousands).

	Nine Months Ended September 30,
	2014	2013
Average balance during the period	$258,849	$142,274
Average interest rate during the period	0.17%	0.13%

	September 30,	December 31,
	2014	2013
Average interest rate at end of period	0.17%	—

FSC uses short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2014 and December 31, 2013 was 1.06% and 1.15%, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective rate was 35.8% and 33.7% for the three months ended September 30, 2014 and 2013, respectively, and 36.1% and 35.5% for the nine months ended September 30, 2014 and 2013, respectively.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. There were no uncertain tax positions at September 30, 2014 or December 31, 2013.

The Company files income tax returns in U.S. federal and several state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2011. The Company is open for various state tax audits for tax years 2010 and later. The Company has been notified of income tax examinations by several state authorities for tax years 2010, 2011 and 2012. The Company does not expect any significant liability to arise as a result of the examinations.

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

Each of Hilltop, Peruna LLC (wholly owned subsidiary of Hilltop), SWS and the individual members of the board of directors of SWS have been named as defendants in two purported stockholder class action lawsuits arising out of the pending merger. Both lawsuits were filed in Delaware Chancery Court (Joseph Arceri v. SWS Group, Inc. et al and Chaile Steinberg v. SWS Group, Inc. et al filed April 8, 2014 and April 11, 2014, respectively). On May 13, 2014, the Delaware Chancery Court consolidated the two actions for all purposes. On June 10, 2014, plaintiffs filed a consolidated amended complaint. The complaint generally alleges, among other things, that the SWS board of directors breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the merger, that the SWS board of directors labored under conflicts of interest, that certain provisions of the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

merger agreement unduly restrict SWS’s ability to negotiate with other potential bidders, and that the other defendants aided and abetted the SWS board of director’s breaches of fiduciary duty. The complaint further alleges, among other things, that the proxy statement/prospectus filed by Hilltop on May 29, 2014 omits or misstates certain material information. The complaints seek relief that includes, among other things, an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and the payment of plaintiffs’ attorneys’ fees and costs. On June 16, 2014, plaintiffs moved for a preliminary injunction prohibiting the consummation of the merger, and for expedited proceedings in connection therewith. Pursuant to negotiations between the parties to the lawsuit, plaintiffs subsequently withdrew those motions. Hilltop believes that the claims are without merit and intends to vigorously defend against these actions.

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

As a part of an industry-wide inquiry, PrimeLending received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration (the “FHA”). On August 20, 2014, PrimeLending received a Civil Investigative Demand from the United States Department of Justice (the “DOJ”) related to this Inquiry. According to the Civil Investigative Demand, the DOJ is conducting an investigation to determine whether PrimeLending has violated the False Claims Act in connection with originating and underwriting single-family residential mortgage loans insured by the FHA. PrimeLending is cooperating with the investigation and continues to respond to the Civil Investigative Demand.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

segment’s history of successfully curing defects identified in investor claim requests. While the mortgage origination segment’s sales contracts typically include borrower early payment default repurchase provisions, these provisions have not been a primary driver of investor claims to date, and therefore, are not a primary factor considered in the calculation of this reserve.

At September 30, 2014 and December 31, 2013, the mortgage origination segment’s indemnification liability reserve totaled $19.1 million and $21.1 million, respectively. The provision for indemnification losses was $0.9 million during the three months ended September 30, 2014 and 2013, respectively, and $2.3 million and $2.8 million during the nine months ended September 30, 2014 and 2013, respectively.

The following tables provide for a roll-forward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims Activity - Origination Loan Balance		Representation and Warranty Specific Claims Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$53,123	$46,090	$51,912	$39,693
Claims made	13,336	6,769	35,179	26,423
Claims resolved with no payment	(8,329)	(2,338)	(17,660)	(10,751)
Repurchases	(3,173)	(1,597)	(12,411)	(4,496)
Indemnification payments	(1,168)	(542)	(3,231)	(2,487)
Balance, end of period	$53,789	$48,382	$53,789	$48,382

	Indemnification Liability Reserve Activity		Indemnification Liability Reserve Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$19,688	$20,397	$21,121	$18,964
Additions for new sales	883	878	2,295	2,834
Repurchases	(388)	(120)	(1,416)	(255)
Early payment defaults	(24)	(165)	(101)	(397)
Indemnification payments	(542)	(177)	(1,654)	(701)
Change in estimate	(508)	214	(1,136)	582
Balance, end of period	$19,109	$21,027	$19,109	$21,027

Reserve for Indemnification Liability:
Specific claims	$11,517
Incurred but not reported claims	7,592
Total	$19,109

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

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. As of September 30, 2014, the Bank estimated that covered losses and reimbursable expenses exceed $240.4 million, but do not exceed $365.7 million. Unless the estimates of covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional reimbursement receivable from the FDIC. As of September 30, 2014, the Bank had billed $46.6 million of covered net losses to the FDIC, of which 80%, or $37.7 million, are reimbursable under the loss-share agreements.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.4 billion at September 30, 2014 and outstanding financial and performance standby letters of credit of $45.1 million at September 30, 2014.

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

13. Stock-Based Compensation

Pursuant to the Hilltop Holdings 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Upon the approval by stockholders and effectiveness of the 2012 Plan in September 2012, no additional awards were permissible under the 2003 Equity Incentive Plan (the “2003 Plan”). In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At September 30, 2014, 3,151,649 shares of common stock remain available for issuance pursuant to the 2012 Plan.

During the nine months ended September 30, 2014, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 370,536 restricted stock units (“RSUs”) pursuant to the 2012 Plan, of which 363,881 remain outstanding at September 30, 2014. At September 30, 2014, 293,844 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 70,037 outstanding RSUs vest based upon the achievement of certain performance goals over a three-year period. These RSUs are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The weighted average grant date fair value related to these RSUs was $23.78 per share. At September 30, 2014, unrecognized compensation expense related to these RSUs was $7.3 million, which will be amortized through June 2017. The RSUs are not transferable, and the shares of common stock issuable upon conversion of vested RSUs are generally subject to transfer restrictions for a period of one year following conversion, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

During 2013, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

employees a total of 471,000 restricted shares of common stock (“Restricted Stock Awards”) pursuant to the 2012 Plan, of which 466,000 remain outstanding at September 30, 2014. These Restricted Stock Awards generally cliff vest on the third anniversary of the grant date and are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The weighted average grant date fair value related to these Restricted Stock Awards was $13.32 per share. At September 30, 2014, unrecognized compensation expense related to these Restricted Stock Awards was $3.2 million, which will be amortized through September 2016. The award agreements governing these Restricted Stock Awards provide for accelerated vesting under certain conditions.

During the nine months ended September 30, 2014 and 2013, Hilltop granted 7,227 and 6,504 shares of common stock to independent members of the Company’s Board of Directors for services rendered to the Company pursuant to the 2012 Plan.

Stock options granted on November 2, 2011 to two senior executives pursuant to the 2003 Plan to purchase an aggregate of 600,000 shares of the Company’s common stock (the “Stock Option Awards”) at an exercise price of $7.70 per share were outstanding at September 30, 2014. These Stock Option Awards vest in five equal installments beginning on the grant date, with the remainder vesting on each grant date anniversary through 2015. At September 30, 2014, unrecognized compensation expense related to these Stock Option Awards was $0.1 million, which will be amortized through October 2015. These Stock Option Awards expire on November 2, 2016.

Compensation expense related to the plans was $1.3 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and $3.3 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

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

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible that the Company may accelerate redemption of the existing junior subordinated debentures. All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2014, under guidance issued by the Board of Governors of the Federal Reserve System.

Management believes that, as of September 30, 2014, Hilltop and the Bank would meet all applicable capital adequacy

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

requirements under the Basel III capital rules for banks with less than $15 billion in assets on a fully phased-in basis as if such requirements were currently in effect.

The following table shows the Bank’s and Hilltop’s consolidated actual capital amounts and ratios compared to the regulatory minimum capital requirements and the Bank’s regulatory minimum capital requirements needed to qualify as a “well-capitalized” institution (dollars in thousands), without giving effect to the final Basel III capital rules.

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Tier 1 capital (to average assets):
Bank	$822,306	9.95%	$330,701	4%	$413,376	5%
Hilltop	1,196,318	13.63%	351,148	4%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	822,306	13.48%	243,965	4%	$365,947	6%
Hilltop	1,196,318	18.57%	257,653	4%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	866,457	14.21%	487,929	8%	$609,911	10%
Hilltop	1,242,010	19.28%	515,307	8%	N/A	N/A

December 31, 2013
Tier 1 capital (to average assets):
Bank	$762,364	9.29%	$328,275	4%	$410,344	5%
Hilltop	1,112,424	12.81%	347,480	4%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	762,364	13.38%	227,984	4%	341,976	6%
Hilltop	1,112,424	18.53%	240,159	4%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	797,771	14.00%	455,968	8%	569,960	10%
Hilltop	1,148,736	19.13%	480,318	8%	N/A	N/A

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

Financial Advisory

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. At September 30, 2014, FSC had net capital of $78.2 million (the minimum net capital requirement was $5.6 million), net capital maintained by FSC was 28% of aggregate debits, and net capital in excess of the minimum requirement was $72.6 million.

Under certain conditions, FSC may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. FSC was required to segregate $29.5 million in cash and securities at September 30, 2014, which is included in other assets within the consolidated balance sheet. At December 31, 2013, FSC was not required to segregate cash and securities.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

introducing broker-dealers at September 30, 2014 and December 31, 2013.

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”) and the GNMA. On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of September 30, 2014, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

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

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	September 30,	December 31,
	2014	2013
Capital and surplus:
National Lloyds Insurance Company	$106,531	$98,602
American Summit Insurance Company	27,604	26,452

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statutory net income (loss):
National Lloyds Insurance Company	$6,106	$2,645	$7,428	$(7,296)
American Summit Insurance Company	(418)	167	958	(962)

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2014, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2013, the most recent date for which the RBC calculation was performed, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required. As of September 30, 2014, management was not aware of any changes in financial condition or structure that would cause the Company’s insurance subsidiaries to not be in compliance with the required RBC ratio.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

15. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively modifying the re-pricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”). Additionally, PrimeLending has interest rate risk relative to its MSR asset. During the three months ended September 30, 2014, PrimeLending began using derivative instruments, including interest rate swaps and swaptions, to hedge this risk. FSC uses forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, and interest rate swaps and swaptions are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments increased $0.2 million for the three months ended September 30, 2014 and decreased $48.9 million during the same period in 2013. The fair value of PrimeLending’s derivative instruments decreased $5.0 million and $14.9 million for the nine months ended September 30, 2014 and 2013, respectively. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSRs, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of FSC’s derivative instruments are recorded in other assets or other liabilities, as appropriate, and the fair values of FSC’s derivatives increased $5.3 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and increased $11.4 million and $8.8 million for the nine months ended September 30, 2014 and 2013, respectively. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	September 30, 2014		December 31, 2013
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$842,127	$20,810	$602,467	$12,151
Commitments to purchase MBSs	489,361	4,040	236,305	(109)
Commitments to sell MBSs	2,201,379	(3,709)	1,645,332	11,383
Fee Award Option	20,420	(6,827)	20,432	(5,600)
Interest rate swaps and swaptions	79,000	409	—	—

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2014
Securities borrowed:
Institutional counterparties	$210,590	$—	$210,590	$(210,590)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	409	—	409	—	—	409

Forward MBS derivatives:
Institutional counterparties	9	—	9	—	—	9
	$211,008	$—	$211,008	$(210,590)	$—	$418

December 31, 2013
Securities borrowed:
Institutional counterparties	$107,365	$—	$107,365	$(107,365)	$—	$—

Forward MBS derivatives:
Institutional counterparties	11,489	(76)	11,413	—	(286)	11,127
	$118,854	$(76)	$118,778	$(107,365)	$(286)	$11,127

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2014
Securities loaned:
Institutional counterparties	$157,212	$—	$157,212	$(157,212)	$—	$—

Repurchase agreements:
Customer counterparties	134,134	—	134,134	(134,134)	—	—

Forward MBS derivatives:
Institutional counterparties	4,163	(446)	3,717	—	(1,749)	1,968
	$295,509	$(446)	$295,063	$(291,346)	$(1,749)	$1,968

December 31, 2013
Securities loaned:
Institutional counterparties	$74,913	$—	$74,913	$(74,913)	$—	$—

Repurchase agreements:
Customer counterparties	107,462	—	107,462	(107,462)	—	—

Forward MBS derivatives:
Institutional counterparties	30	—	30	—	(17)	13
	$182,405	$—	$182,405	$(182,375)	$(17)	$13

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

17. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2014	2013
Receivables:
Securities borrowed	$210,590	$107,365
Securities failed to deliver	12,053	7,160
Clearing organizations	1,019	4,698
Due from dealers	17	94
	$223,679	$119,317

Payables:
Securities loaned	$157,212	$74,913
Correspondents	51,797	44,852
Securities failed to receive	8,937	5,523
Clearing organizations	25,889	4,390
	$243,835	$129,678

18. Reserves for Unpaid Losses and Loss Adjustment Expenses

Information regarding the reserve for unpaid losses and losses and loss adjustment expenses (“LAE”) are as follows (in thousands).

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of period	$27,468	$34,012
Less reinsurance recoverables	(4,508)	(10,385)
Net balance, beginning of period	22,960	23,627

Incurred related to:
Current period	70,349	93,124
Prior periods	5,892	852
Total incurred	76,241	93,976

Payments related to:
Current period	(55,701)	(78,742)
Prior periods	(14,338)	(13,623)
Total payments	(70,039)	(92,365)

Net balance, end of period	29,162	25,238
Plus reinsurance recoverables	3,298	6,029
Balance, end of period	$32,460	$31,267

The increase in the reserves at September 30, 2014 as compared with September 30, 2013 of $1.2 million is primarily due to increased reserves attributable to the prior period adverse development. This prior period adverse development totaled $5.9 million during the nine months ended September 30, 2014 and was primarily related to litigation emerging from a series of hail storms within the 2012 accident year.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

19. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2014, reinsurance receivables have a carrying value of $3.5 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at September 30, 2014, based on NLC’s quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$42,586	$43,890	$44,484	$43,031	$134,355	$130,183	$134,292	$125,520
Reinsurance assumed	2,531	2,338	2,058	1,860	7,441	6,536	5,931	5,238
Reinsurance ceded	(4,604)	(4,407)	(5,100)	(4,909)	(14,085)	(13,802)	(14,879)	(14,713)
Net premiums	$40,513	$41,821	$41,442	$39,982	$127,711	$122,917	$125,344	$116,045

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loss and LAE incurred	$22,834	$27,558	$77,041	$98,507
Reinsurance recoverables	(205)	(2,927)	(800)	(4,531)
Net loss and LAE incurred	$22,629	$24,631	$76,241	$93,976

Multi-line excess of loss coverage

In addition to the catastrophe reinsurance noted below, both NLIC and ASIC participate in an excess of loss program placed with various reinsurers. This program is limited to each risk with respect to property and liability in the amount of $500,000 for each of NLIC and ASIC. Each of NLIC and ASIC retain $500,000 in this program.

Catastrophic coverage

At September 30, 2014, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $50 million in excess of $50 million loss and $40 million in excess of $100 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At September 30, 2014, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2014
Net interest income (expense)	$78,285	$(3,197)	$808	$3,269	$1,712	$4,883	$85,760
Provision for loan losses	4,049	—	—	(16)	—	—	4,033
Noninterest income	17,638	128,989	44,014	29,726	—	(8,232)	212,135
Noninterest expense	67,236	114,690	36,636	31,782	5,015	(615)	254,744
Income (loss) before income taxes	$24,638	$11,102	$8,186	$1,229	$(3,303)	$(2,734)	$39,118

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Net interest income (expense)	$248,686	$(9,726)	$2,625	$9,077	$5,100	$13,865	$269,627
Provision for loan losses	12,793	—	—	15	—	—	12,808
Noninterest income	50,258	343,572	129,910	80,161	—	(18,385)	585,516
Noninterest expense	188,153	316,546	118,398	87,507	9,767	(1,786)	718,585
Income (loss) before income taxes	$97,998	$17,300	$14,137	$1,716	$(4,667)	$(2,734)	$123,750

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2013
Net interest income (expense)	$70,594	$(8,880)	$911	$2,690	$(68)	$6,669	$71,916
Provision for loan losses	10,661	—	—	(3)	—	—	10,658
Noninterest income	26,614	127,460	42,163	25,710	—	(6,852)	215,095
Noninterest expense	34,136	114,815	38,689	28,227	908	(183)	216,592
Income (loss) before income taxes	$52,411	$3,765	$4,385	$176	$(976)	$—	$59,761

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Net interest income (expense)	$206,863	$(32,731)	$2,796	$9,445	$(304)	$21,533	$207,602
Provision for loan losses	34,927	—	—	25	—	—	34,952
Noninterest income	50,747	439,246	122,365	77,350	—	(22,102)	667,606
Noninterest expense	96,732	371,577	135,098	84,327	4,818	(569)	691,983
Income (loss) before income taxes	$125,951	$34,938	$(9,937)	$2,443	$(5,122)	$—	$148,273

September 30, 2014
Goodwill	$207,741	$13,071	$23,988	$7,008	$—	$—	$251,808

Total assets	$8,000,666	$1,452,449	$328,168	$744,769	$1,449,438	$(2,795,088)	$9,180,402

December 31, 2013
Goodwill	$207,741	$13,071	$23,988	$7,008	$—	$—	$251,808

Total assets	$7,981,517	$1,249,091	$308,160	$520,412	$1,316,398	$(2,471,456)	$8,904,122

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. For the three and nine months ended September 30, 2014, stock options and RSUs are the only potentially dilutive non-participating instruments issued by Hilltop, while potentially dilutive non-participating instruments for the three and nine months ended September 30, 2013 included stock options, RSUs and the 7.50% Senior Exchangeable Notes due 2025 (the “Notes”), which were called for redemption during the fourth quarter of 2013. Next, we determine and include in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per share:
Income applicable to Hilltop common stockholders	$23,386	$38,174	$74,231	$91,487
Less: income applicable to participating shares	(121)	(211)	(384)	(507)
Net earnings available to Hilltop common stockholders	$23,265	$37,963	$73,847	$90,980

Weighted average shares outstanding - basic	89,711	83,493	89,709	83,490

Basic earnings per common share	$0.26	$0.45	$0.82	$1.09

Diluted earnings per share:
Income applicable to Hilltop common stockholders	$23,386	$38,174	$74,231	$91,487
Add: interest expense on senior exchangeable notes (net of tax)	—	1,053	—	3,158
Net earnings available to Hilltop common stockholders	$23,386	$39,227	$74,231	$94,645

Weighted average shares outstanding - basic	89,711	83,493	89,709	83,490
Effect of potentially dilutive securities	847	6,967	861	6,761
Weighted average shares outstanding - diluted	90,558	90,460	90,570	90,251

Diluted earnings per common share	$0.26	$0.43	$0.82	$1.05

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Recently Issued Accounting Standards

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-14 to reduce diversity in practice by clarifying how to classify and measure certain government-guaranteed mortgage loans upon foreclosure. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and may be adopted using either a modified retrospective transition method or a prospective transition method. The Company expects to adopt the amendment as of January 1, 2015 using the prospective transition method and does not expect the amendment to have a significant effect on its future consolidated financial statements.

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

In January 2014, the FASB issued ASU No. 2014-04 to clarify that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and may be adopted using either a modified retrospective transition method or a prospective transition method. The Company expects to adopt the amendment as of January 1, 2015 using the prospective transition method and does not expect the amendment to have a significant effect on its future consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

23. Subsequent Events

On October 2, 2014, Hilltop exercised its SWS Warrant in full, acquiring 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share. Pursuant to the terms of the SWS Warrant and a credit agreement with SWS, the exercise price was paid by the automatic elimination of the $50.0 million aggregate principal amount note due to Hilltop under the credit agreement. Following the exercise of the SWS Warrant, Hilltop (i) owns 10,171,039 shares of SWS common stock, representing approximately 21% of the outstanding shares of SWS common stock as of October 4, 2014, and (ii) is no longer a lender under the credit agreement.

On October 24, 2014, the Bank notified its federal and state banking regulators and affected customers that, effective January 30, 2015, it will be closing certain branch locations acquired in the FNB Transaction. Eleven of the branches to be closed are located in the Texas Rio Grande Valley, and the remaining two branches are located in Houston and Laredo, Texas. The Bank previously notified its federal and state banking regulators and affected customers that it will be closing two other branches acquired in the FNB Transaction in the Houston market effective November 7, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated historical financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the financial information set forth in the tables herein.

Unless the context otherwise indicates, references to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “FNB” refer to First National Bank, references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company (a wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole and references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole.

FORWARD-LOOKING STATEMENTS

This Quarterly Report and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “probable,” “projects,” “seeks,” “should,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our pending acquisition of SWS Group, Inc. (“SWS”), our revenue, our liquidity and sources of funding, market trends, operations and business, expectations concerning mortgage loan origination volume, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of loans are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

•                  risks related to our pending acquisition of SWS, including our ability to achieve the synergies and value creation contemplated by the pending acquisition and the diversion of management time on acquisition-related issues;

•                  risks associated with merger and acquisition integration, including our ability to promptly and effectively integrate our businesses with those of FNB and SWS;

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

On March 31, 2014, we entered into a definitive merger agreement with SWS providing for the merger of SWS with and into a subsidiary of Hilltop formed for the purpose of facilitating this transaction. Under the terms of the merger agreement, SWS stockholders will receive per share consideration of 0.2496 shares of Hilltop common stock and $1.94 of cash, equating to $6.94 per share based on Hilltop’s closing price on September 30, 2014. The value of the merger consideration will fluctuate with the market price of Hilltop common stock. We intend to fund the cash portion of the consideration through available cash. The merger is subject to customary closing conditions, including regulatory approvals and approval of the stockholders of SWS, and is expected to be completed prior to the end of 2014.

At September 30, 2014, on a consolidated basis, we had total assets of $9.2 billion, total deposits of $6.2 billion, total loans, including loans held for sale, of $5.8 billion and stockholders’ equity of $1.4 billion. Our banking operations include the operations acquired in the FNB Transaction since September 14, 2013.

Management made significant estimates and exercised significant judgment in estimating fair values and accounting associated with the FNB Transaction during the third quarter of 2013 due to the short time period between the Bank Closing Date and September 30, 2013. The Bank Closing Date valuations related to loans, FDIC Indemnification Asset, covered OREO, other intangible assets, assumed liabilities and taxes were considered preliminary at September 30, 2013. The operations of FNB were included in our operating results beginning September 14, 2013 and such operations included a preliminary bargain purchase gain of $3.3 million, before income taxes of $1.2 million, as disclosed in our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013.

During the quarter ended December 31, 2013, the estimated fair values of certain identifiable assets acquired and liabilities assumed as of the Bank Closing Date were adjusted in accordance with the Business Combinations Topic of the Accounting Standards Codification (“ASC”) as a result of additional information obtained about the facts and circumstances that existed as of the Bank Closing Date primarily related to the fair values of loans, covered OREO, FDIC Indemnification Asset, premises and equipment and other intangible assets. These adjustments resulted in an increase in the preliminary bargain purchase gain associated with the FNB Transaction to $12.6 million, before income taxes of $4.5 million. This change is reflected in the revised consolidated statements of operations within noninterest income during the three and nine months ended September 30, 2013. In the aggregate, the adjustments to the preliminary bargain purchase gain and related revisions to the accretion of discount on loans and other items increased net income for the three and nine months ended September 30, 2013 by $6.3 million as compared with amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013. Additionally, certain amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 within the consolidated balance sheet as of September 30, 2013, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for the three and nine months ended September 30, 2013, as well as the notes to the consolidated financial statements, have been revised accordingly.

Segment Information

We have two primary operating business units, PlainsCapital (financial services and products) and NLC (insurance). Within the PlainsCapital unit are three primary wholly owned operating subsidiaries: the Bank, PrimeLending and First Southwest. Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, mortgage origination, insurance and financial advisory. During the fourth quarter of 2013, we began presenting certain amounts previously allocated to the four reportable business segments under the heading Corporate to better reflect our internal organizational structure. This change had no impact on our consolidated results of operations. Our historical segment disclosures and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to conform to the current presentation. Consistent with the segment operating results during 2013, we anticipate that future earnings will be driven primarily from the banking segment, with the remainder being generated by our mortgage origination, insurance and financial advisory segments. Based on historical results of PlainsCapital Corporation, which we acquired on November 30, 2012, the relative share of total revenue provided by our banking and mortgage origination segments fluctuates depending on market conditions, and operating results for the mortgage origination segment tend to be more volatile than operating results for the banking segment.

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

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2014
Net interest income (expense)	$78,285	$(3,197)	$808	$3,269	$1,712	$4,883	$85,760
Provision for loan losses	4,049	—	—	(16)	—	—	4,033
Noninterest income	17,638	128,989	44,014	29,726	—	(8,232)	212,135
Noninterest expense	67,236	114,690	36,636	31,782	5,015	(615)	254,744
Income (loss) before income taxes	$24,638	$11,102	$8,186	$1,229	$(3,303)	$(2,734)	$39,118

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Net interest income (expense)	$248,686	$(9,726)	$2,625	$9,077	$5,100	$13,865	$269,627
Provision for loan losses	12,793	—	—	15	—	—	12,808
Noninterest income	50,258	343,572	129,910	80,161	—	(18,385)	585,516
Noninterest expense	188,153	316,546	118,398	87,507	9,767	(1,786)	718,585
Income (loss) before income taxes	$97,998	$17,300	$14,137	$1,716	$(4,667)	$(2,734)	$123,750

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2013
Net interest income (expense)	$70,594	$(8,880)	$911	$2,690	$(68)	$6,669	$71,916
Provision for loan losses	10,661	—	—	(3)	—	—	10,658
Noninterest income	26,614	127,460	42,163	25,710	—	(6,852)	215,095
Noninterest expense	34,136	114,815	38,689	28,227	908	(183)	216,592
Income (loss) before income taxes	$52,411	$3,765	$4,385	$176	$(976)	$—	$59,761

		Mortgage		Financial		All Other and	Hilltop
	Banking	Origination	Insurance	Advisory	Corporate	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Net interest income (expense)	$206,863	$(32,731)	$2,796	$9,445	$(304)	$21,533	$207,602
Provision for loan losses	34,927	—	—	25	—	—	34,952
Noninterest income	50,747	439,246	122,365	77,350	—	(22,102)	667,606
Noninterest expense	96,732	371,577	135,098	84,327	4,818	(569)	691,983
Income (loss) before income taxes	$125,951	$34,938	$(9,937)	$2,443	$(5,122)	$—	$148,273

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $269.6 million in net interest income during the nine months ended September 30, 2014, compared with net interest income of $207.6 million during the same period in 2013. The year-over-year increase in net interest income was primarily due to the inclusion of those operations acquired as a part of the FNB Transaction within our banking segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)                                    Income from mortgage operations. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2014 and 2013, we generated $340.7 million and $439.1 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(ii)                                 Net insurance premiums earned.  Through our wholly owned insurance subsidiary, NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $122.9 million in net insurance premiums earned during the nine months ended September 30, 2014, compared with $116.0 million during the same period in the prior year.

(iii)                              Investment advisory fees and commissions and securities brokerage fees and commissions.  Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $67.7 million and $70.3 million in investment advisory fees and commissions and securities brokerage fees and commissions during the nine months ended September 30, 2014 and 2013, respectively.

In the aggregate, we generated $585.5 million and $667.6 million in noninterest income during the nine months ended September 30, 2014 and 2013, respectively. The significant year-over-year decrease in noninterest income was primarily due to the decrease in loan origination volume within our mortgage origination segment and, to a lesser extent, the recognition of a pre-tax bargain purchase gain related to the FNB Transaction of $12.6 million during the quarter ended September 30, 2013 within our banking segment, partially offset by increases in noninterest income in our banking, insurance and financial advisory segments.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders for the three months ended September 30, 2014 was $23.4 million, or $0.26 per diluted share, compared with net income applicable to common stockholders of $38.2 million, or $0.43 per diluted share, for the three months ended September 30, 2013. Net income applicable to common stockholders for the nine months ended September 30, 2014 was $74.2 million, or $0.82 per diluted share, compared with net income applicable to common stockholders of $91.5 million, or $1.05 per diluted share, for the nine months ended September 30, 2013. The consolidated operating results for the three and nine months ended September 30, 2013 include the recognition of a bargain purchase gain related to the FNB Transaction of $12.6 million, before income taxes of $4.5 million, during the quarter ended September 30, 2013.

Certain items included in net income for 2013 and 2014 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”) and the FNB Transaction. Income before income taxes for the three months ended September 30, 2014 includes net accretion of $3.9 million and $11.9 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $2.3 million and $0.3 million, respectively. During the three months ended September 30, 2013, income before income taxes includes net accretion of $15.2 million on earning assets and liabilities acquired in the PlainsCapital Merger, offset by amortization of identifiable intangibles of $2.5 million. Income before income taxes for the nine months ended September 30, 2014 includes net accretion of $30.8 million and $31.8 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $7.0 million and $0.8 million, respectively. During the nine months ended September 30, 2013, income before income taxes includes net accretion of $47.1 million on earning assets and liabilities acquired in the PlainsCapital Merger, offset by amortization of identifiable intangibles of $7.4 million.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended
	2014	2013	2014	2013	December 31, 2013
Performance Ratios:
Return on average stockholders’ equity	6.51%	12.73%	7.37%	10.57%	10.48%
Return on average assets	1.03%	2.08%	1.14%	1.75%	1.66%
Net interest margin (taxable equivalent) (1)	4.38%	4.46%	4.72%	4.39%	4.47%

(1) Taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended September 30, 2014, the consolidated taxable equivalent net interest margin of 4.38% was impacted by PlainsCapital Merger-related accretion of discount on loans of $4.6 million, amortization of premium on acquired securities of $0.9 million and amortization of premium on acquired time deposits of $0.2 million. Additionally, FNB Transaction related accretion of discount on loans of $11.0 million and amortization of premium on acquired time deposits of $0.9 million also impacted the consolidated taxable equivalent net interest margin during the three months ended September 30, 2014. These items increased the consolidated taxable equivalent net interest margin by 87 basis points for the three months ended September 30, 2014. The consolidated taxable equivalent net interest margin was 4.46% for the three months ended September 30, 2013. The taxable equivalent net interest margin for the third quarter of 2013 was impacted by PlainsCapital Merger-related accretion of discount on loans of $16.1 million, amortization of premium on acquired securities of $1.2 million and amortization of premium on acquired time deposits of $0.8 million. These items increased the consolidated taxable equivalent interest margin by 96 basis points for the three months ended September 30, 2013.

During the nine months ended September 30, 2014, the consolidated taxable equivalent net interest margin of 4.72% was impacted by PlainsCapital Merger-related accretion of discount on loans of $33.2 million, amortization of premium on acquired securities of $2.8 million and amortization of premium on acquired time deposits of $0.5 million. Additionally, FNB Transaction related accretion of discount on loans of $26.3 million and amortization of premium on acquired time deposits of $5.5 million also impacted the consolidated taxable equivalent net interest margin during the nine months ended September 30, 2014. These items increased the consolidated taxable equivalent net interest margin by 108 basis points for the nine months ended September 30, 2014. The consolidated taxable equivalent net interest margin was 4.39% for the nine months ended September 30, 2013. The taxable equivalent net interest margin for the nine months ended September 30, 2013 was impacted by PlainsCapital Merger-related accretion of discount on loans of $49.8 million, amortization of premium on acquired securities of $4.6 million and amortization of premium on acquired time deposits of $2.4 million. These items increased the consolidated taxable equivalent interest margin by 95 basis points for the nine months ended September 30, 2013.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2014			2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,641,750	$80,719	5.65%	$4,451,589	$68,585	6.07%
Investment securities - taxable	1,161,583	7,688	2.63%	976,775	7,202	2.93%
Investment securities - non-taxable (2)	185,394	1,731	3.74%	166,789	1,594	3.82%
Federal funds sold and securities purchased under agreements to resell	14,459	10	0.29%	36,762	35	0.38%
Interest-bearing deposits in other financial institutions	566,195	303	0.21%	612,955	282	0.26%
Other	258,325	3,347	5.13%	166,559	2,546	6.07%
Interest-earning assets, gross	7,827,706	93,798	4.74%	6,411,429	80,244	4.94%
Allowance for loan losses	(40,934)			(29,042)
Interest-earning assets, net	7,786,772			6,382,387
Noninterest-earning assets	1,290,543			915,985
Total assets	$9,077,315			$7,298,372

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,265,012	$4,117	0.38%	$3,683,586	$3,685	0.40%
Notes payable and other borrowings	1,168,461	3,340	1.12%	802,391	4,101	2.02%
Total interest-bearing liabilities	5,433,473	7,457	0.54%	4,485,977	7,786	0.69%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,891,576			1,354,460
Other liabilities	338,825			276,210
Total liabilities	7,663,874			6,116,647
Stockholders’ equity	1,412,913			1,181,165
Noncontrolling interest	528			560
Total liabilities and stockholders’ equity	$9,077,315			$7,298,372

Net interest income (2)		$86,341			$72,458
Net interest spread (2)			4.20%			4.25%
Net interest margin (2)			4.38%			4.46%

	Nine Months Ended September 30,
	2014			2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,414,602	$252,667	6.18%	$4,338,209	$198,684	6.06%
Investment securities - taxable	1,142,843	22,894	2.67%	958,220	19,594	2.72%
Investment securities - non-taxable (2)	184,697	5,374	4.53%	195,316	5,390	4.29%
Federal funds sold and securities purchased under agreements to resell	20,324	43	0.29%	27,281	91	0.45%
Interest-bearing deposits in other financial institutions	701,455	1,215	0.23%	646,800	857	0.25%
Other	221,928	9,055	5.44%	162,001	7,660	6.32%
Interest-earning assets, gross	7,685,849	291,248	5.04%	6,327,827	232,276	4.89%
Allowance for loan losses	(38,916)			(18,884)
Interest-earning assets, net	7,646,933			6,308,943
Noninterest-earning assets	1,320,764			869,254
Total assets	$8,967,697			$7,178,197

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,576,633	$10,972	0.32%	$3,540,786	$10,541	0.40%
Notes payable and other borrowings	934,740	8,854	1.25%	899,022	12,331	1.82%
Total interest-bearing liabilities	5,511,373	19,826	0.48%	4,439,808	22,872	0.69%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,792,014			1,242,101
Other liabilities	289,550			321,098
Total liabilities	7,592,937			6,003,007
Stockholders’ equity	1,374,274			1,174,512
Noncontrolling interest	486			678
Total liabilities and stockholders’ equity	$8,967,697			$7,178,197

Net interest income (2)		$271,422			$209,985
Net interest spread (2)			4.56%			4.22%
Net interest margin (2)			4.72%			4.39%

(1) Average balance includes non-accrual loans.

(2) Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.6 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $1.8 million for each of the nine months ended September 30, 2014 and 2013.

On a consolidated basis, net interest income increased $13.8 million and $62.0 million during the three and nine months ended September 30, 2014, compared with the same periods in 2013. These increases were primarily due to the inclusion of those operations acquired as a part of the FNB Transaction within our banking segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, primarily in the banking segment, was $4.0 million and $10.7 million during the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014 and 2013, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $2.6 million and $8.4 million, respectively, and purchased credit impaired (“PCI”) loans of $1.4 million and $2.3 million, respectively. During the nine months ended September 30, 2014 and 2013, the consolidated provision for loan losses, primarily in the banking segment, was $12.8 million and $35.0 million, respectively. The provision for loan losses during the nine months ended September 30, 2014 and 2013 was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $7.9 million and $32.0 million, respectively, and PCI loans of $4.9 million and $3.0 million, respectively.

Consolidated noninterest income decreased $3.0 million and $82.1 million during the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. These year-over-year changes included the recognition of a pre-tax bargain purchase gain related to the FNB Transaction of $12.6 million during the quarter ended September 30, 2013. The remaining changes between the three months ended September 30, 2014 and 2013 were primarily due to increases in noninterest income in our banking and financial advisory segments of $3.6 million and $4.0 million, respectively, while the remaining changes in noninterest income between the nine months ended September 30, 2014 and 2013 included the reduction in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment of $98.4 million, slightly offset by increases in noninterest income in our banking and insurance segments of $12.1 million and $7.5 million, respectively.

Our consolidated noninterest expense during the three and nine months ended September 30, 2014 increased $38.2 million and $26.6 million, respectively, compared with the same periods in 2013. The year-over-year increase between the three months ended September 30, 2014 and 2013 included significant increases in noninterest expenses within our banking segment of $33.1 million, primarily due to the inclusion of those operations acquired as part of the FNB Transaction. The year-over-year changes between the nine months ended September 30, 2014 and 2013 included significant increases in noninterest expenses within our banking segment of $91.4 million, primarily due to the inclusion of those operations acquired as part of the FNB Transaction, which were offset by significant decreases in noninterest expenses within our mortgage origination segment of $55.0 million, primarily due to reductions in variable compensation tied to mortgage loan originations and initiatives to decrease segment operating costs, and within our insurance segment of $16.7 million due to improved claims loss experience associated with the significant decline in the severity of severe weather-related events during 2014. Changes between the nine months ended September 30, 2014 and 2013 within the major components of noninterest expense included decreases of $10.8 million in employees’ compensation and benefits and $17.7 million in loss and loss adjustment expenses, partially offset by increases of $16.9 million in occupancy and equipment and $37.5 million in other expenses.

Consolidated income tax expense during the three months ended September 30, 2014 and 2013 was $14.0 million and $20.1 million, respectively, reflecting effective rates of 35.8% and 33.7%, respectively. During the nine months ended September 30, 2014 and 2013, consolidated income tax expense was $44.7 million and $52.6 million, respectively, reflecting effective rates of 36.1% and 35.5%, respectively.

Segment Results

Banking Segment

Income before income taxes in our banking segment for the three months ended September 30, 2014 and 2013 was $24.6 million and $52.4 million, respectively. This year-over-year decrease of $27.8 million included the recognition of a pre-tax bargain purchase gain related to the FNB Transaction of $12.6 million during the quarter ended September 30, 2013. The remaining changes in income before income taxes between the three months ended September 30, 2014 and 2013 were primarily due to an increase in noninterest expenses, partially offset by increases in net interest income and noninterest income other than bargain purchase gain and a decrease in the provision for loan losses. Income before income taxes in our banking segment for the nine months ended September 30, 2014 and 2013 was $98.0 million and $126.0 million, respectively. In addition to the effects of the pre-tax bargain purchase gain discussed above, this year-over-year decrease in income before income taxes between the nine months ended September 30, 2014 and 2013 of $28.0 million included increases in net interest income and noninterest income other than bargain purchase gain and a decrease in the provision for loan losses, significantly offset by an increase in noninterest expense. The operations acquired as a part of the FNB Transaction had a significant effect on each of the components of income before income taxes during both the three and nine months ended September 30, 2014, compared with the same periods in 2013.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended
	2014	2013	2014	2013	December 31, 2013
Performance Ratios:
Efficiency ratio (1)	70.09%	35.12%	62.94%	37.55%	42.58%
Return on average assets	0.77%	2.23%	1.05%	1.86%	1.78%
Net interest margin (taxable equivalent) (2)	4.62%	5.09%	4.98%	5.16%	5.17%

(1) Noninterest expenses divided by the sum of total noninterest income and net interest income for the period.

(2) Taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended September 30, 2014, the banking segment’s taxable equivalent net interest margin of 4.62% was impacted by PlainsCapital Merger-related accretion of discount on loans of $4.6 million, amortization of premium on acquired securities of $0.9 million and amortization of premium on acquired time deposits of $0.2 million. Additionally, FNB Transaction related accretion of discount on loans of $11.0 million and amortization of premium on acquired time deposits of $0.9 million also impacted the banking segment’s taxable equivalent net interest margin during the three months ended September 30, 2014. These items increased the banking segment’s taxable equivalent net interest margin by 102 basis points for the three months ended September 30, 2014. The banking segment’s taxable equivalent net interest margin for the three months ended September 30, 2013 of 5.09% was impacted by PlainsCapital Merger-related accretion of discount on loans of $16.1 million, amortization of premium on acquired securities of $1.2 million and amortization of premium on acquired time deposits of $0.8 million. These items increased the banking segment’s taxable equivalent interest margin by 113 basis points for three months ended September 30, 2013.

During the nine months ended September 30, 2014, the banking segment’s taxable equivalent net interest margin of 4.98% was impacted by PlainsCapital Merger-related accretion of discount on loans of $33.2 million, amortization of premium on acquired securities of $2.8 million and amortization of premium on acquired time deposits of $0.4 million. Additionally, FNB Transaction related accretion of discount on loans of $26.3 million and amortization of premium on acquired time deposits of $5.5 million also impacted the banking segment’s taxable equivalent net interest margin during the nine months ended September 30, 2014. These items increased the banking segment’s taxable equivalent net interest margin by 124 basis points for the nine months ended September 30, 2014. The banking segment’s taxable equivalent net interest margin for the nine months ended September 30, 2013 of 5.16% was impacted by PlainsCapital Merger-related accretion of discount on loans of $49.8 million, amortization of premium on acquired securities of $4.6 million and amortization of premium on acquired time deposits of $2.4 million. These items increased the banking segment’s taxable equivalent interest margin by 114 basis points for nine months ended September 30, 2013.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2014			2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,152,093	$66,998	6.36%	$3,135,680	$56,383	7.06%
Subsidiary warehouse lines of credit	1,090,561	10,089	3.62%	970,323	12,907	5.20%
Investment securities - taxable	930,658	4,552	1.96%	789,451	4,088	2.07%
Investment securities - non-taxable (2)	149,586	1,453	3.89%	154,518	1,429	3.70%
Federal funds sold and securities purchased under agreements to resell	14,459	11	0.29%	35,127	25	0.29%
Interest-bearing deposits in other financial institutions	395,292	250	0.25%	392,570	282	0.29%
Other	58,742	486	3.31%	41,798	385	3.68%
Interest-earning assets, gross	6,791,391	83,839	4.87%	5,519,467	75,499	5.38%
Allowance for loan losses	(40,757)			(28,885)
Interest-earning assets, net	6,750,634			5,490,582
Noninterest-earning assets	1,236,336			893,160
Total assets	$7,986,970			$6,383,742

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,220,977	$4,136	0.39%	$3,679,753	$3,711	0.40%
Notes payable and other borrowings	823,947	621	0.30%	384,843	325	0.33%
Total interest-bearing liabilities (3)	5,044,924	4,757	0.37%	4,064,596	4,036	0.39%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,823,016			1,409,690
Other liabilities	45,484			22,858
Total liabilities	6,913,424			5,497,144
Stockholders’ equity	1,073,546			886,598
Total liabilities and stockholders’ equity	$7,986,970			$6,383,742

Net interest income (2)		$79,082			$71,463
Net interest spread (2)			4.50%			4.99%
Net interest margin (2)			4.62%			5.09%

	Nine Months Ended September 30,
	2014			2013
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,204,613	$217,892	6.86%	$2,995,848	$163,626	7.22%
Subsidiary warehouse lines of credit	877,791	25,250	3.79%	984,857	41,122	5.51%
Investment securities - taxable	913,732	13,508	1.97%	758,330	10,267	1.81%
Investment securities - non-taxable (2)	151,880	4,434	4.58%	159,671	4,242	4.15%
Federal funds sold and securities purchased under agreements to resell	20,324	43	0.29%	25,111	53	0.28%
Interest-bearing deposits in other financial institutions	531,650	1,019	0.26%	399,980	806	0.27%
Other	43,675	1,298	3.96%	34,818	935	3.58%
Interest-earning assets, gross	6,743,665	263,444	5.19%	5,358,615	221,051	5.47%
Allowance for loan losses	(38,752)			(18,730)
Interest-earning assets, net	6,704,913			5,339,885
Noninterest-earning assets	1,255,878			830,395
Total assets	$7,960,791			$6,170,280

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,554,514	$11,034	0.32%	$3,511,243	$10,528	0.40%
Notes payable and other borrowings	592,459	1,340	0.30%	429,728	1,053	0.33%
Total interest-bearing liabilities (3)	5,146,973	12,374	0.32%	3,940,971	11,581	0.39%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,743,458			1,313,114
Other liabilities	32,016			46,581
Total liabilities	6,922,447			5,300,666
Stockholders’ equity	1,038,344			869,614
Total liabilities and stockholders’ equity	$7,960,791			$6,170,280

Net interest income (2)		$251,070			$209,470
Net interest spread (2)			4.87%			5.08%
Net interest margin (2)			4.98%			5.16%

(1) Average balance includes non-accrual loans.

(2) Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.5 million for each of the three months ended September 30, 2014 and 2013, respectively, and $1.5 million for each of the nine months ended September 30, 2014 and 2013, respectively.

(3) Excludes the allocation of interest expense on PlainsCapital debt of $0.3 million for each of the three months ended September 30, 2014 and 2013 and $0.8 million and $0.8 million for the nine months ended September 30, 2014 and 2013.

The banking segment’s net interest margin shown above exceeds our consolidated net interest margin. Our consolidated net interest margin includes the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the financial advisory segment, as well as the borrowing costs of Hilltop and PlainsCapital, both of which reduce our consolidated net interest margin. In addition, the banking segment’s interest earning assets include lines of credit extended to subsidiaries. Such yields and costs are eliminated from the consolidated financial statements.

The following tables summarize the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 v. 2013			2014 v. 2013
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$17,943	$(7,328)	$10,615	$65,419	$(11,153)	$54,266
Subsidiary warehouse lines of credit	1,565	(4,383)	(2,818)	(4,421)	(11,451)	(15,872)
Investment securities - taxable	731	(267)	464	2,104	1,137	3,241
Investment securities - non-taxable (2)	(46)	70	24	(243)	435	192
Federal funds sold and securities purchased under agreements to resell	(15)	1	(14)	(10)	—	(10)
Interest-bearing deposits in other financial institutions	2	(34)	(32)	266	(53)	213
Other	156	(55)	101	238	125	363
Total interest income (2)	20,336	(11,996)	8,340	63,353	(20,960)	42,393

Interest expense
Deposits	$542	$(117)	$425	$3,137	$(2,631)	$506
Notes payable and other borrowings	365	(69)	296	397	(110)	287
Total interest expense	907	(186)	721	3,534	(2,741)	793

Net interest income (2)	$19,429	$(11,810)	$7,619	$59,819	$(18,219)	$41,600

(1) Changes attributable to both volume and yield/rate are included in yield/rate column.

(2) Annualized taxable equivalent.

Taxable equivalent net interest income increased $7.6 million and $41.6 million during the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013. Increases in the volume of interest-earning assets, primarily loans acquired in the FNB Transaction, increased taxable equivalent net interest income by $20.3 million and $63.4 million during the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013, while increases in the volume of interest-bearing liabilities, primarily deposits assumed in the FNB Transaction, reduced taxable equivalent interest income by $0.9 million and $3.5 million during these same respective periods. Decreases in yields on loans, a lower yield on subsidiary warehouse lines of credit as well as decreased yields on the investment portfolio decreased taxable equivalent net interest income by $12.0 million during the three months ended September 30, 2014, compared with the same period in 2013. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $21.0 million during the nine months ended September 30, 2014, compared with the same period in 2013, primarily due to the net effects of lower yields on the loan portfolio and subsidiary warehouse lines of credit, partially offset by increased yields on the investment portfolio. Changes in rates paid on interest-bearing liabilities increased taxable equivalent interest income by $0.2 million and $2.7 million during the three and nine months ended September 30, 2014, respectively, compared with the same periods in 2013, primarily due to the amortization of premiums on time deposits acquired in the FNB Transaction.

The banking segment’s noninterest income was $17.6 million and $26.6 million during the three months ended September 30, 2014 and 2013, respectively, and $50.3 million and $50.7 million during the nine months ended September 30, 2014 and 2013, respectively. The year-over-year changes during the three and nine months ended September 30, 2014 and 2013 of $9.0 million and $0.4 million, respectively, included the effects of the recognition of a pre-tax bargain purchase gain related to the FNB Transaction of $12.6 million during the quarter ended September 30, 2013. The remaining year-over-year changes in noninterest income were primarily due to increases in service charges and fees on deposits assumed in the FNB Transaction, as well as accretion on the amounts receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”) associated with the FNB Transaction. Noninterest income was also negatively affected by decreases in intercompany financing charges associated with the lending commitment on the PrimeLending warehouse line of credit.

The banking segment’s noninterest expenses were $67.2 million and $34.1 million during the three months ended September 30, 2014 and 2013, respectively, and $188.2 million and $96.7 million during the nine months ended September 30, 2014 and 2013, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. The significant year-over-year increase in noninterest expenses was primarily due to the inclusion of the operations acquired in the FNB Transaction and write downs of $14.4 million and $17.4 million associated with covered OREO assets during the three and nine months ended September 30, 2014, respectively. The write downs to fair value of the covered OREO reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

These additional downward valuation adjustments reflect changes to the assumptions regarding the fair value of the OREO, including in some cases the intended use of the OREO due to the availability of more information as well as the passage of time. The process of determining fair value is subjective in nature and requires the use of significant estimates and assumptions. Although the Bank makes market-based assumptions when valuing acquired assets, new information may come to light that causes estimates to increase or decrease. When the Bank determines, based on subsequent information, that its estimates require adjustment, the Bank records the adjustment. The accounting for such adjustments requires that the decreases to fair value be recorded at the time such new information is received, while increases to fair value are recorded when the asset is subsequently sold. All of the impairments recorded during the three months ended September 30, 2014 related to covered assets subject to the loss-share agreements with the FDIC.

On October 24, 2014, the Bank notified its federal and state banking regulators and affected customers that, effective January 30, 2015, it will be closing certain branch locations acquired in the FNB Transaction. Eleven of the branches to be closed are located in the Texas Rio Grande Valley, and the remaining two branches are located in Houston and Laredo, Texas. The Bank previously notified its federal and state banking regulators and affected customers that it will be closing two other branches acquired in the FNB Transaction in the Houston market effective November 7, 2014. It is anticipated that closing these branches will improve the operational efficiencies of the Bank. In an effort to mitigate potential deposit runoff associated with these branch closures, the Bank will continue to offer banking services to its customers through other branches operating in these markets.

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment for the three months ended September 30, 2014 and 2013 was $11.1 million and $3.8 million, respectively, while income before income taxes in our mortgage origination segment for the nine months ended September 30, 2014 and 2013 was $17.3 million and $34.9 million, respectively. The increase in income before income taxes for the three months ended September 30, 2014 compared with the same period in 2013 was primarily due to a reduction in net interest expense and a slight increase in noninterest income. The decrease in income before income taxes for the nine months ended September 30, 2014 compared with the same period in 2013 was primarily due to a decrease in noninterest income, partially offset by decreases in noninterest expense and net interest expense. Net interest expense of $3.2 million and $8.9 million during the three months ended September 30, 2014 and 2013, respectively, and net interest expense of $9.7 million and $32.7 million during the nine months ended September 30, 2014 and 2013, respectively, resulted from interest incurred on a warehouse line of credit held at the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage origination segment originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations (dollars in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2014	Total	2013	Total	2014	Total	2013	Total
Mortgage Loan Originations - units	13,766		13,727		36,291		44,681

Mortgage Loan Originations - volume	$2,946,198		$2,851,627		$7,651,082		$9,447,550

Mortgage Loan Originations:
Conventional	$1,829,908	62.11%	$1,841,025	64.56%	$4,801,634	62.76%	$6,017,174	63.69%
Government	788,897	26.78%	856,127	30.02%	2,159,383	28.22%	2,801,915	29.66%
Jumbo	245,749	8.34%	144,027	5.05%	601,474	7.86%	596,478	6.31%
Other	81,644	2.77%	10,448	0.37%	88,591	1.16%	31,993	0.34%
	$2,946,198	100.00%	$2,851,627	100.00%	$7,651,082	100.00%	$9,447,560	100.00%

Home purchases	$2,408,752	81.76%	$2,342,508	82.15%	$6,273,557	82.00%	$6,330,240	67.00%
Refinancings	537,446	18.24%	509,119	17.85%	1,377,525	18.00%	3,117,320	33.00%
	$2,946,198	100.00%	$2,851,627	100.00%	$7,651,082	100.00%	$9,447,560	100.00%

Texas	$703,793	23.89%	$665,504	23.34%	$1,826,826	23.88%	$2,111,761	22.35%
California	433,465	14.71%	457,812	16.05%	1,112,481	14.54%	1,683,019	17.81%
Florida	144,106	4.89%	117,891	4.13%	373,181	4.88%	344,483	3.65%
Ohio	119,117	4.04%	93,966	3.30%	303,224	3.96%	300,960	3.18%
North Carolina	100,447	3.41%	138,446	4.85%	316,109	4.13%	494,652	5.24%
Arizona	90,847	3.08%	87,739	3.08%	255,601	3.34%	318,473	3.37%
South Carolina	89,901	3.05%	81,779	2.87%	220,008	2.88%	253,883	2.69%
Virginia	89,212	3.03%	107,860	3.78%	233,629	3.05%	389,374	4.12%
Maryland	89,091	3.03%	86,326	3.03%	215,219	2.81%	320,142	3.39%
All other states	1,086,219	36.87%	1,014,304	35.57%	2,794,804	36.53%	3,230,813	34.20%
	$2,946,198	100.00%	$2,851,627	100.00%	$7,651,082	100.00%	$9,447,560	100.00%

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

Beginning in May 2013 and continuing through the fourth quarter of 2013, mortgage interest rates increased at a pace that, along with other factors, resulted in a decrease of 19.0% in the mortgage origination segment’s total loan origination volume during the nine months ended September 30, 2014, when compared with the same period in 2013. Although home purchases volume of $6.3 billion during the nine months ended September 30, 2014 was virtually unchanged from the nine months ended September 30, 2013, refinancing volume decreased $1.7 billion, or 56%, during the same period. Total loan origination volume, as well as home purchases volume, was relatively flat between each of the three months ended September 30, 2014, June 30, 2014 and September 30, 2013. Refinancing volume during each of these three quarters ranged between 16% and 18% of total loan origination volume. For each quarter subsequent to the second quarter of 2013, the mortgage origination segment’s refinancing volume as a percentage of total loan origination volume has ranged between 16% and 21%. Due to recent declines in mortgage interest rates, we anticipate refinancing as a percentage of total loan origination volume to increase through the first quarter of 2015.

Although the mortgage origination segment’s total loan origination volume was relatively flat during the three months ended September 30, 2014, compared with the same period in 2013, income before income taxes increased 194.9% between the same periods ($11.1 million income compared with $3.8 million income) primarily due to a reduction in net interest expense. To address negative trends in loan origination volume resulting from changes in interest rates that began in May 2013, the mortgage origination segment reduced its non-origination employee headcount approximately 22% during the third and fourth quarters of 2013. Salaries and benefits expenses for the three and nine months ended September 30, 2014 decreased approximately 19% and 16%  respectively, as compared with the same periods in 2013, as the benefits of the headcount reductions in the third and fourth quarters of 2013 were realized. The mortgage origination segment also engaged in other initiatives to reduce segment operating costs during the third and fourth quarters of 2013 that were primarily responsible for the decrease of approximately 6% and 9%, respectively, in non-employee related expenses, including occupancy and administrative costs, during the three and nine months ended September 30, 2014, as compared with the same periods in 2013. The benefits of the employee reductions and other cost savings initiatives include a decrease in recurring quarterly operating costs of approximately $8 million since the third quarter of 2013. The decrease in salaries, benefits and segment operating costs between the three months ended September 30, 2014 and 2013 was significantly offset by the increase in unreimbursed closing costs discussed below.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the six months ended June 30, 2013, the mortgage origination segment retained servicing on approximately 8% of loans sold. This rate was increased to approximately 22% during the third and fourth quarters of 2013, and approximately 40% during the nine months ended September 30, 2014. The related mortgage servicing rights (“MSR”) asset was valued at $43.1 million on $3.8 billion of serviced loan volume at September 30, 2014, compared with a value of $20.1 million on $2.0 billion of serviced loan volume at December 31, 2013. The mortgage origination segment has retained servicing on certain loans sold to the banking segment. The MSR value associated with these loans at September 30, 2014 was $1.2 million on $125.5 million of serviced loan volume. Gains and losses associated with this sale and the related MSR are eliminated in consolidation. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. The mortgage origination segment’s determination on whether to retain or release servicing on mortgage loans it sells is impacted by changes in mortgage interest rates, and refinancing and market activity. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. During the three months ended September 30, 2014, the mortgage origination segment began using derivative financial instruments, including interest rate swaps and swaptions, as a means to mitigate market risk associated with MSR assets. Changes in the net value of the MSR and the related derivatives resulted in a loss of $0.2 million and a gain of $0.7 million during the three and nine months ended September 30, 2014, respectively. No similar gains or losses were recorded during the same periods in 2013. In July 2014, the mortgage origination segment sold MSR assets of $11.4 million, which represented approximately $1.0 billion of its serviced loan volume at that time.

Noninterest income was $129.0 million and $127.5 million for the three months ended September 30, 2014 and 2013, respectively, and $343.6 million and $439.2 million for the nine months ended September 30, 2014 and 2013, respectively. Noninterest income was comprised of net gains on the sale of loans and other mortgage production income, and mortgage origination fees. Noninterest income increased 1.2% during the three months ended September 30, 2014 when compared with the same period in 2013 due to a reduction in the fair value losses associated with the mortgage origination segment’s derivative financial instruments and loans held for sale as discussed below, offset by a decrease in loan origination margins resulting from increased pricing competition. Noninterest income decreased 21.8% during the nine months ended September 30, 2014 when compared with the same period in 2013 due to a decrease of 19% in loan origination volume and a decrease in loan origination margins resulting from increased pricing competition, partially offset by a reduction in the fair value losses associated with the mortgage origination segment’s derivative financial instruments and loans held for sale as discussed below.

Changes in the fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale, and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale, are included in noninterest income. Net fair value decreased $8.6 million and $14.5 million during the three months ended September 30, 2014 and 2013, respectively. Net fair value increased $20.4 million during the nine months ended September 30, 2014, compared with a decrease in net fair value of $11.0 million during the nine months ended September 30, 2013. During both the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2013, the decrease in net fair value was primarily the result of a decrease in the volume of IRLCs and mortgage loans held during these respective periods. During the nine months ended September 30, 2014, the increase in net fair value was primarily a result of an increase in the volume of IRLCs and mortgage loans held during this period and an increase in the average value of individual IRLCs and mortgage loans.

Noninterest expenses were $114.7 million and $114.8 million for the three months ended September 30, 2014 and 2013, respectively, and $316.5 million and $371.6 million for the nine months ended September 30, 2014 and 2013, respectively. Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred. Compensation that varies with the volume of mortgage loan originations and overall segment profitability increased $2.4 million and decreased $28.0 million during the three and nine months ended September 30, 2014, compared with the same periods in 2013, and comprised approximately 62% and 58% of the total employees’ compensation and benefits expenses during the three months ended September 30, 2014 and 2013, respectively, and 58% and 61% during the nine months ended September 30, 2014 and

2013, respectively. In addition, employee salaries and benefits decreased $6.6 million and $16.1 million during the three and nine months ended September 30, 2014, respectively, as compared with the same periods in 2013, primarily as a result of headcount reductions in the third and fourth quarters of 2013. The mortgage origination segment records unreimbursed closing costs as noninterest expense when it pays a customer’s closing costs in return for the customer choosing to accept a higher interest rate on the customer’s mortgage loan. Unreimbursed closing costs during the three months ended September 30, 2014 and 2013 were $9.6 million and $4.4 million, respectively, and $23.5 million and $24.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Between January 1, 2005, and September 30, 2014, the mortgage origination segment sold mortgage loans totaling $62.9 billion. These loans were sold under sales contracts that generally include provisions which hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2005, it has not experienced, nor does it anticipate experiencing, significant losses on loans originated prior to 2005 as a result of investor claims under these provisions of its sales contracts.

When an investor claim for indemnification of a loan sold is made, the mortgage origination segment evaluates the claim and determines if the claim can be satisfied through additional documentation or other deliverables. If the claim cannot be satisfied in that matter, the mortgage origination segment negotiates with the investor to reach a settlement of the claim. Settlements typically result in either the repurchase of a loan or reimbursement to the investor for losses incurred on the loan. Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2005 and September 30, 2014 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$155,375	0.25%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	190,428	0.30%	25,048	0.04%
	$345,803	0.55%	$25,048	0.04%

(1) Losses incurred include refunded purchased servicing rights.

At September 30, 2014 and December 31, 2013, the mortgage origination segment’s indemnification liability reserve totaled $19.1 million and $21.1 million, respectively. The related provision for indemnification losses was $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $2.3 million and $2.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Insurance Segment

Income before income taxes in our insurance segment was $8.2 million and $4.4 million during the three months ended September 30, 2014 and 2013, respectively. Income before income taxes in our insurance segment was $14.1 million during the nine months ended September 30, 2014, compared with a loss before income taxes of $9.9 million during the same period in 2013. The insurance segment is subject to claims arising out of severe weather, the incidence and severity of which are inherently unpredictable. Generally, the insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

The significant improvement in operating results in our insurance segment during the nine months ended September 30, 2014 compared with the same period in 2013 was primarily a result of growth in earned premium and improved claims loss experience associated with the significant decline in the general severity of severe weather-related events during 2014. Based on our estimates of the ultimate losses, claims associated with these storms totaled $18.2 million through

September 30, 2014. The significant loss during the nine months ended September 30, 2013 was primarily driven by the severity of three tornado, wind and hail storms during the second quarter of 2013. Based on estimates of the ultimate cost, two of these storms are considered catastrophic losses as they exceeded our $8 million reinsurance retention during the third quarter of 2013. The estimate of ultimate losses from these storms totaled $26.5 million through September 30, 2013 with a net loss, after reinsurance, of $21.7 million.

During 2013, the insurance segment initiated a review of the pricing of its primary products in each state of operation utilizing a consulting actuarial firm to supplement normal review processes. Based on this review, the insurance segment increased rates on certain products in several states in 2014. A state-by-state review of the insurance segment’s products and pricing continues and has resulted in additional rate filings. Concurrently, business concentrations were reviewed and actions initiated, including cancellation of agents, non-renewal of policies and cessation of new business writing on certain products in problematic geographic areas. These actions have both reduced the rate of premium growth for the first nine months of 2014 when compared with the patterns exhibited in prior years and reduced the insurance segment’s exposure to volatile weather through a lower number of insureds in these areas to improve its loss experience during 2014. The insurance segment aims to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

The insurance segment’s operations resulted in combined ratios of 84.8% and 94.0% during the three months ended September 30, 2014 and 2013, respectively, and 93.4% and 113.7% during the nine months ended September 30, 2014 and 2013, respectively. The year-over-year improvement in the combined ratios was primarily driven by the increase in net earned premiums and improvement in our claims loss experience. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of the loss and LAE ratio and the underwriting expense ratio, which are discussed in more detail below.

Noninterest income of $44.0 million during the three months ended September 30, 2014 included net insurance premiums earned of $41.8 million, compared with $40.0 million for the same period in 2013, while noninterest income of $129.9 million during the nine months ended September 30, 2014 included net insurance premiums earned of $122.9 million, compared with $116.0 million for the same period in 2013. The increase in net earned premiums during both periods was primarily attributable to rate and volume increases in homeowners and mobile home products.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Direct Insurance Premiums Written:
Homeowners	$19,644	$21,110	$(1,466)	$59,659	$61,634	$(1,975)
Fire	13,329	14,086	(757)	42,289	42,097	192
Mobile Home	8,556	8,098	458	29,055	26,827	2,228
Commercial	965	1,094	(129)	3,126	3,492	(366)
Other	92	96	(4)	226	242	(16)
	$42,586	$44,484	$(1,898)	$134,355	$134,292	$63

Total direct insurance premiums written for our three largest insurance product lines decreased by $1.8 million during the three months ended September 30, 2014 compared with the same period in 2013 due to efforts to reduce concentrations both geographically and within specific product lines. Total direct insurance premiums written for our three largest insurance product lines increased by $0.5 million during the nine months ended September 30, 2014 compared with the same period in 2013 due to growth in our mobile home line, offset by reductions in homeowners products.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Net Insurance Premiums Earned:
Homeowners	$19,219	$18,937	$282	$54,580	$53,259	$1,321
Fire	13,097	12,653	444	38,689	36,377	2,312
Mobile Home	8,467	7,320	1,147	26,581	23,182	3,399
Commercial	950	987	(37)	2,860	3,018	(158)
Other	88	85	3	207	209	(2)
	$41,821	$39,982	$1,839	$122,917	$116,045	$6,872

Net insurance premiums earned for the three and nine months ended September 30, 2014 increased compared with the same periods in 2013, primarily due to increases in net insurance premiums written during 2013.

Noninterest expenses of $36.6 million and $38.7 million during the three months ended September 30, 2014 and 2013, respectively, and $118.4 million and $135.1 million during the nine months ended September 30, 2014 and 2013, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended September 30, 2014 was $22.6 million, compared with $24.6 million during the same period in 2013, resulting in loss and LAE ratios of 54.1% and 61.6% during the three months ended September 30, 2014 and 2013, respectively. Loss and LAE during the nine months ended September 30, 2014 was $76.4 million, compared with $94.0 million during the same period in 2013. As a result, the loss and LAE ratios during the nine months ended September 30, 2014 and 2013 were 62.0% and 81.0%, respectively. These year-over-year ratio improvements were primarily a result of growth in earned premium and improved claims loss experience associated with the significant decline in the severity of severe weather-related events during 2014.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

Policy acquisition and other underwriting expenses were as follows (dollars in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2014	2013	2014 vs 2013	2014	2013	2014 vs 2013
Amortization of deferred policy acquisition costs	$10,630	$10,418	$212	$31,229	$30,305	$924
Other underwriting expenses	2,960	3,207	(247)	9,665	9,511	154
Total	13,590	13,625	(35)	40,894	39,816	1,078
Agency expenses	(753)	(652)	(101)	(2,257)	(1,883)	(374)
Total less agency expenses	$12,837	$12,973	$(136)	$38,637	$37,933	$704
Net insurance premiums earned	$41,821	$39,982	$1,839	$122,917	$116,045	$6,872
Expense ratio	30.7%	32.4%	-1.7%	31.4%	32.7%	-1.3%

Financial Advisory Segment

Income before income taxes in our financial advisory segment during the three months ended September 30, 2014 and 2013 was $1.2 million and $0.2 million, respectively, while income before income taxes in our financial advisory segment during the nine months ended September 30, 2014 and 2013 was $1.7 million and $2.4 million, respectively. Continuing uncertainty in fixed income markets as a result of increased regulations, uncertainty in the direction of future interest rates and a lack of liquidity in the market have resulted in reduced sales of fixed income securities to institutional customers.

The financial advisory segment had net interest income of $3.3 million and $2.7 million during the three months ended September 30, 2014 and 2013, respectively, and $9.1 million and $9.4 million during the nine months ended September 30, 2014 and 2013, respectively, consisting of securities lending activity, customer margin loan balances and investment securities used to support sales, underwriting and other customer activities.

Noninterest income was $29.7 million and $25.7 million during the three months ended September 30, 2014 and 2013, respectively, and $80.2 million and $77.4 million during the nine months ended September 30, 2014 and 2013, respectively. The majority of the financial advisory segment’s noninterest income was generated from fees and commissions earned from investment advisory and securities brokerage activities of $24.1 million and $22.3 million during the three months ended September 30, 2014 and 2013, respectively, and $67.7 million and $70.3 million during the nine months ended September 30, 2014 and 2013, respectively. The financial advisory segment participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain clients and sells TBAs. The fair values of these derivative instruments increased $5.3 million and $3.2 million during the three months ended September 30, 2014 and 2013, respectively, and $11.4 million and $8.8 million during the nine months ended September 30, 2014 and 2013, respectively. The fair value of the financial advisory segment’s trading portfolio, which is used to support sales, underwriting and other customer activities, increased $0.3 million and $0.2 million during the three months ended September 30, 2014 and 2013, respectively, and increased $1.1 million during the nine months ended September 30, 2014 and decreased $1.7 million during the nine months ended September 30, 2013.

Noninterest expenses were $31.8 million and $28.2 million during the three months ended September 30, 2014 and 2013, respectively, and $87.5 million and $84.3 million during the nine months ended September 30, 2014 and 2013, respectively. The increases in noninterest expenses during both periods were primarily due to increases in professional fees as a result of increased regulatory requirements and litigation expenses, as well as employees’ compensation and benefits due to increases in compensation costs that vary with noninterest income.

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

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have available cash resources to utilize in making acquisitions. Investment and interest income earned, primarily from available cash and available-for-sale securities, including our note receivable from SWS, was $1.7 million during the three months ended September 30, 2014 and 2013, respectively, and $5.1 million and $4.9 million during the nine months ended September 30, 2014 and 2013, respectively. On October 2, 2014, Hilltop exercised a warrant to purchase 8,695,652 shares of SWS common stock (the “SWS Warrant”) at an exercise price of $5.75 per share. The aggregate exercise price was paid by the automatic elimination of the $50.0 million aggregate principal amount note receivable from SWS. Consequently, recurring quarterly investment and interest income of approximately $1.6 million will no longer be recognized beginning in the fourth calendar quarter of 2014. This transaction is discussed in more detail within the section entitled “Liquidity and Capital Resources — SWS Warrant and Note Receivable” below.

Interest expense of $1.8 million and $5.2 million during the three and nine months ended September 30, 2013, respectively, was due to interest costs associated with the 7.50% Senior Exchangeable Notes due 2025 of HTH Operating Partnership LP, a wholly owned subsidiary of Hilltop, which were called for redemption during the fourth quarter of 2013.

Noninterest expenses were $5.0 million and $0.9 million during the three months ended September 30, 2014 and 2013, respectively, and $9.8 million and $4.8 million during the nine months ended September 30, 2014 and 2013, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits and professional fees. The increases in noninterest expenses were primarily due to year-over-year increases in professional fees, including corporate governance, legal and transaction costs, and headcount and related costs.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2014 as compared with December 31, 2013.

Securities Portfolio

At September 30, 2014, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities, a note receivable and a warrant. We have the ability to categorize investments as trading, available for sale, and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2014	2013
Trading securities, at fair value	$66,102	$58,846

Securities available for sale, at fair value
U.S. Treasury securities	44,794	43,528
U.S. government agencies:
Bonds	620,757	662,732
Residential mortgage-backed securities	55,005	60,087
Collateralized mortgage obligations	96,982	120,461
Corporate debt securities	99,918	76,608
States and political subdivisions	142,723	156,835
Commercial mortgage-backed securities	656	760
Equity securities	23,983	22,079
Note receivable	49,849	47,909
Warrant	11,434	12,144
	1,146,101	1,203,143
Securities held to maturity, at amortized cost
U.S. Treasury securities	25,010	—
U.S. government agencies:
Residential mortgage-backed securities	30,183	—
Collateralized mortgage obligations	58,825	—
States and political subdivisions	6,121	—
	120,139	—
Total securities portfolio	$1,332,342	$1,261,989

We had net unrealized losses of $6.0 million and $53.7 million related to the available for sale investment portfolio at September 30, 2014 and December 31, 2013, respectively. The significant decrease in the net unrealized loss position of our available for sale investment portfolio during 2014 was due to the effects of a decrease in market interest rates since December 31, 2013 that resulted in an increase in the fair value of our debt securities.

The market value of securities held to maturity at September 30, 2014 approximated book value.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2014, the banking segment’s securities portfolio of $1.1 billion was comprised of trading securities of $20.7 million, available for sale securities of $924.1 million and held to maturity securities of $120.1 million.

Insurance Segment

Our insurance segment’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At September 30, 2014, the insurance segment’s securities portfolio was comprised of $150.5 million in available for sale securities and $6.1 million of other investments included in other assets within the consolidated balance sheet.

Financial Advisory Segment

Our financial advisory segment holds securities to support sales, underwriting and other customer activities. Because FSC is a broker-dealer, it is required to carry its securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, FSC classifies its securities portfolio of $45.4 million at September 30, 2014 as trading.

Corporate

Available for sale securities of Hilltop at September 30, 2014 included the note receivable from SWS of $49.8 million, the SWS Warrant of $11.4 million, and equity securities of $10.2 million representing those shares of SWS common stock held by Hilltop. On October 2, 2014, Hilltop exercised its SWS Warrant in full, acquiring 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share. Pursuant to the terms of the SWS Warrant and a credit agreement with SWS, the aggregate exercise price was paid by the automatic elimination of the $50.0 million aggregate principal amount note receivable from SWS. This transaction is discussed in more detail within the section entitled “Liquidity and Capital Resources — SWS Warrant and Note Receivable” below.

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

	Loans, excluding	PCI	Total
September 30, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$1,660,872	$16,517	$1,677,389
Real estate	1,582,205	24,513	1,606,718
Construction and land development	419,518	9,698	429,216
Consumer	52,865	2,655	55,520
Non-covered loans, gross	3,715,460	53,383	3,768,843
Allowance for loan losses	(33,739)	(5,288)	(39,027)
Non-covered loans, net of allowance	$3,681,721	$48,095	$3,729,816

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$1,600,450	$36,816	$1,637,266
Real estate	1,418,003	39,250	1,457,253
Construction and land development	344,734	19,817	364,551
Consumer	51,067	4,509	55,576
Non-covered loans, gross	3,414,254	100,392	3,514,646
Allowance for loan losses	(30,104)	(3,137)	(33,241)
Non-covered loans, net of allowance	$3,384,150	$97,255	$3,481,405

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $4.6 billion and $4.2 billion at September 30, 2014 and December 31, 2013, respectively. The banking segment’s non-covered loan portfolio includes a $1.5 billion warehouse line of credit extended to PrimeLending, of which $1.2 billion and $1.0 billion was drawn at September 30, 2014 and December 31, 2013, respectively, as well as term loans to First Southwest that had an outstanding balance of $19.0 million at September 30, 2014 and December 31, 2013. Amounts advanced against the warehouse line of credit and the First Southwest term loans are eliminated from net loans on our consolidated balance sheets.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. The areas of concentration within our covered real estate portfolio were construction and land development loans, non-construction residential real estate loans, and non-construction commercial real estate loans. At September 30, 2014, the banking segment’s non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of its total non-covered loans included non-construction commercial real estate loans within the non-covered real estate portfolio. At September 30, 2014, non-construction commercial real estate loans were 23.90% of the banking segment’s total non-covered loans. The banking segment’s non-covered loan concentrations were within regulatory guidelines at September 30, 2014.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and pipeline loans, which are loans in various stages of the application process, but not yet closed and funded. Pipeline loans may not close if potential borrowers elect in their sole discretion not to proceed with the loan application. Total loans held for sale were $1.3 billion and $1.1 billion at September 30, 2014 and December 31, 2013, respectively. The components of the mortgage origination segment’s loans held for sale and pipeline loans are as follows (in thousands).

	September 30,	December 31,
	2014	2013
Loans held for sale:
Unpaid principal balance	$1,225,747	$1,066,850
Fair value adjustment	46,473	21,555
	$1,272,220	$1,088,405

Pipeline loans:
Unpaid principal balance	$842,127	$602,467
Fair value adjustment	20,810	12,151
	$862,937	$614,618

Financial Advisory Segment

The loan portfolio of the financial advisory segment consists primarily of margin loans to customers and correspondents.  These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as FSC’s internal policies. The financial advisory segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $341.7 million and $281.6 million at September 30, 2014 and December 31, 2013, respectively. This increase was primarily attributable to increased borrowings in margin accounts held by FSC customers and correspondents.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. As of September 30, 2014, the Bank estimated that covered losses and reimbursable expenses exceed $240.4 million, but do not exceed $365.7 million. Unless the estimates of covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional reimbursement receivable from the FDIC. As of September 30, 2014, the Bank had billed $46.6 million of covered net losses to the FDIC, of which 80%, or $37.7 million, are reimbursable under the loss-share agreements.

In connection with the FNB Transaction, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. The banking segment’s portfolio of acquired covered loans had a fair value of $1.1 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses.

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
September 30, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$9,968	$23,542	$33,510
Real estate	198,608	438,689	637,297
Construction and land development	14,951	65,517	80,468
Consumer	—	—	—
Covered loans, gross	223,527	527,748	751,275
Allowance for loan losses	(89)	(3,672)	(3,761)
Covered loans, net of allowance	$223,438	$524,076	$747,514

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$28,533	$38,410	$66,943
Real estate	223,304	564,678	787,982
Construction and land development	25,376	126,068	151,444
Consumer	—	—	—
Covered loans, gross	277,213	729,156	1,006,369
Allowance for loan losses	(179)	(882)	(1,061)
Covered loans, net of allowance	$277,034	$728,274	$1,005,308

At September 30, 2014, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were construction and land development loans, non-construction residential real estate loans, and non-construction commercial real estate loans. At September 30, 2014, construction and land development loans, non-construction residential real estate loans, and non-construction commercial real estate loans were 10.28%, 34.72% and 47.22%, respectively, of the banking segment’s total covered loans. The banking segment’s covered loan concentrations were within regulatory guidelines at September 30, 2014.

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

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the Financial Accounting Standards Board (“FASB”) ASC. Estimated credit losses are the probable current amount of loans that we will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan, or portion thereof, is uncollectible, the loan, or portion thereof, is charged-off against the allowance for loan losses, or for acquired loans accounted for in pools, charged against the pool discount. Recoveries on charge-offs that occurred prior to the PlainsCapital Merger represent contractual cash flows not expected to be collected and are recorded as accretion income. Recoveries on loans charged-off subsequent to the PlainsCapital Merger are credited to the allowance for loan loss, except for recoveries on loans accounted for in pools, which are credited to the pool discount.

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

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At September 30, 2014, we had no material delinquencies in these types of loans.

The allowance is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at September 30, 2014, additional provisions for losses on existing loans may be necessary in the future. Within our non-covered portfolio, we recorded net charge-offs of $1.6 million and $3.7 million for the three months ended September 30, 2014 and 2013, respectively, and $3.9 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively. Our allowance for non-covered loan losses totaled $39.0 million and $33.2 million at September 30, 2014 and December 31, 2013, respectively. The ratio of the allowance for non-covered loan losses to total non-covered loans held for investment at September 30, 2014 and December 31, 2013 was 1.04% and 0.95%, respectively.

In connection with the PlainsCapital Merger and the FNB Transaction, we acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in the FNB Transaction are accounted for in pools as well as on an individual loan basis. We have established under our PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The common risk characteristics used for the pooling of the FNB PCI loans are risk grade and loan collateral type. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Within our covered portfolio, we recorded net charge-offs of $0.2 million and $0.5 million for the three and nine months ended September 30, 2014, respectively. Our allowance for covered loan losses totaled $3.8 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively. The ratio of the allowance for covered loan losses to total covered loans held for investment at September 30, 2014 and December 31, 2013 was 0.50% and 0.11%, respectively.

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, within our non-covered and covered portfolios was $4.0 million and $10.7 million for the three months ended September 30, 2014 and 2013, respectively, and $12.8 million and $35.0 million for the nine months ended September 30, 2014 and 2013, respectively.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-Covered Portfolio	2014	2013	2014	2013
Balance, beginning of period	$36,431	$26,237	$33,241	$3,409
Provisions charged to operating expenses	4,186	10,658	9,657	34,952
Recoveries of non-covered loans previously charged off:
Commercial and industrial	457	42	1,811	2,457
Real estate	31	26	145	227
Construction and land development	18	2	181	153
Consumer	24	15	74	43
Total recoveries	530	85	2,211	2,880
Non-covered loans charged off:
Commercial and industrial	1,976	3,220	5,707	7,314
Real estate	28	53	100	149
Construction and land development	—	524	—	524
Consumer	116	3	275	74
Total charge-offs	2,120	3,800	6,082	8,061
Net charge-offs	(1,590)	(3,715)	(3,871)	(5,181)
Balance, end of period	$39,027	$33,180	$39,027	$33,180

	Three Months Ended	Nine Months Ended
Covered Portfolio	September 30, 2014	September 30, 2014
Balance, beginning of period	$4,115	$1,061
Provisions charged to (recapture of) operating expenses	(153)	3,151
Recoveries of covered loans previously charged off:
Commercial and industrial	—	—
Real estate	—	—
Construction and land development	—	—
Consumer	—	—
Total recoveries	—	—
Covered loans charged off:
Commercial and industrial	—	91
Real estate	169	213
Construction and land development	32	147
Consumer	—	—
Total charge-offs	201	451
Net charge-offs	(201)	(451)
Balance, end of period	$3,761	$3,761

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the tables below (dollars in thousands).

	September 30, 2014		December 31, 2013
		% of		% of
		Gross		Gross
		Non-Covered		Non-Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$18,845	44.51%	$16,865	46.58%
Real estate (including construction and land development)	19,564	54.02%	16,288	51.84%
Consumer	618	1.47%	88	1.58%
Total	$39,027	100.00%	$33,241	100.00%

	September 30, 2014		December 31, 2013
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$935	4.46%	$1,053	6.65%
Real estate (including construction and land development)	2,826	95.54%	8	93.35%
Consumer	—	0.00%	—	0.00%
Total	$3,761	100.00%	$1,061	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Within our non-covered loan portfolio at September 30, 2014, we had three credit relationships totaling $3.7 million of potential problem loans, which are assigned a grade of special mention within our risk grading matrix. At December 31, 2013, we had ten credit relationships totaling $24.7 million of non-covered potential problem loans. Within our covered loan portfolio at September 30, 2014, we had no credit relationships with potential problem loans assigned a grade of special mention within our risk grading matrix, compared with two credit relationships totaling $3.3 million at December 31, 2013.

Non-Performing Assets

The following table presents our components of non-covered non-performing assets (dollars in thousands).

	September 30,	December 31,
	2014	2013
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$17,336	$16,730
Real estate	6,104	6,511
Construction and land development	783	112
Consumer	—	—
	$24,223	$23,353

Non-covered non-performing loans as a percentage of total non-covered loans	0.48%	0.51%

Non-covered other real estate owned	$2,268	$4,805

Other repossessed assets	$532	$13

Non-covered non-performing assets	$27,023	$28,171

Non-covered non-performing assets as a percentage of total assets	0.29%	0.32%

Non-covered loans past due 90 days or more and still accruing	$—	$534

Troubled debt restructurings included in accruing non-covered loans	$420	$1,055

At September 30, 2014, total non-covered non-performing assets decreased $1.2 million to $27.0 million, compared with $28.2 million at December 31, 2013. Non-covered non-performing loans totaled $24.2 million at September 30, 2014 and $23.4 million at December 31, 2013. At September 30, 2014, non-covered non-accrual loans included eleven commercial and industrial relationships with loans of $16.5 million secured by accounts receivable, inventory, oil and gas properties, aircraft and life insurance, and a total of $0.8 million in lease financing receivables. Non-covered non-accrual loans at September 30, 2014 also included $6.1 million characterized as real estate loans, including eleven commercial real estate loan relationships of $0.5 million and loans secured by residential real estate of $5.6 million, $4.4 million of which were classified as loans held for sale, as well as construction and land development loans of $0.8 million. At December 31, 2013, non-covered non-accrual loans included five commercial and industrial relationships with loans of $14.0 million secured by accounts receivable, inventory, aircraft and life insurance, and a total of $1.0 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2013 also included $6.5 million characterized as real estate loans, including three commercial real estate loan relationships of $2.5 million and loans secured by residential real estate of $3.5 million, substantially all of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million.

Non-covered OREO decreased $2.5 million to $2.3 million at September 30, 2014, compared with $4.8 million at December 31, 2013. Changes in non-covered OREO included the disposal of ten properties totaling $4.4 million and the addition of seven properties totaling $2.6 million. At September 30, 2014, non-covered OREO included commercial properties of $0.4 million, commercial real estate property consisting of parcels of unimproved land of $0.5 million and residential lots under development of $1.4 million. At December 31, 2013, non-covered OREO included commercial properties of $4.2 million, commercial real estate property consisting of parcels of unimproved land of $0.5 million and residential lots under development of $0.1 million.

At September 30, 2014, troubled debt restructurings (“TDRs”) granted on non-covered loans totaled $2.1 million, of which $0.4 million relate to non-covered PCI loans that are considered to be performing due to the application of the accretion method and non-covered non-performing loans of $1.7 million for which discount accretion has been suspended. At December 31, 2013, TDRs granted on non-covered loans totaled $11.4 million. These TDRs were comprised of $1.1 million of non-covered PCI loans that are considered to be performing due to the application of the accretion method and non-covered non-performing loans of $10.3 million for which discount accretion has been suspended.

Non-covered loans past due 90 days or more and still accruing were $0.5 million at December 31, 2013 and included secured commercial and industrial loans, and a real estate loan.

The following table presents components of our covered non-performing assets (dollars in thousands).

	September 30,	December 31,
	2014	2013
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$1,886	$973
Real estate	37,288	249
Construction and land development	1,116	575
Consumer	—	—
	$40,290	$1,797

Covered non-performing loans as a percentage of total covered loans	5.36%	0.18%

Covered other real estate owned:
Real estate - residential	$14,252	$11,634
Real estate - commercial	39,986	51,897
Construction and land development - residential	22,664	36,866
Construction and land development - commercial	49,896	42,436
	$126,798	$142,833

Other repossessed assets	$—	$—

Covered non-performing assets	$167,088	$144,630

Covered non-performing assets as a percentage of total assets	1.82%	1.62%

Covered loans past due 90 days or more and still accruing	$542	$—

Troubled debt restructurings included in accruing covered loans	$—	$—

At September 30, 2014, covered non-performing assets increased by $22.5 million to $167.1 million, compared with $144.6 million at December 31, 2013, primarily due to an increase in covered non-accrual loans of $38.5 million. Covered non-performing loans totaled $40.3 million at September 30, 2014 and $1.8 million at December 31, 2013. At September 30, 2014, covered non-performing loans included five commercial and industrial relationships with loans of $1.9 million secured by accounts receivable and inventory, three commercial real estate loan relationships of $36.3 million, seven residential real estate loan relationships of $1.0 million, as well as construction and land development loans of $1.1 million. At December 31, 2013, covered non-performing loans of $1.8 million included one commercial and industrial relationship with loans of $1.0 million secured by accounts receivable, inventory and equipment. Covered non-accrual loans at December 31, 2013 also included one commercial real estate loan relationship of $0.2 million, as well as construction and land development loans of $0.6 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $16.0 million to $126.8 million at September 30, 2014, compared with $142.8 million at December 31, 2013. The decrease was primarily due to the disposal of 183 properties totaling $40.8 million and fair value valuation decreases of $17.4 million, partially offset by the addition of 138 properties totaling $42.2 million.

Covered loans past due 90 days or more and still accruing totaled $0.5 million at September 30, 2014 and included secured commercial and industrial loans, a construction and land development loan, and residential real estate loans.

Insurance Losses and Loss Adjustment Expenses

At September 30, 2014 and December 31, 2013, our reserves for unpaid losses and LAE were $32.5 million and $27.5 million, respectively. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investment in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Overall, average deposits totaled $6.4 billion for the nine months ended September 30, 2014, an increase from average deposits of $1.6 billion for the nine months ended September 30, 2013. The significant year-over-year increase in average deposits was primarily due to those deposits assumed as a part of the FNB Transaction. For the periods presented below, the average rates paid associated with certificates of deposits include the effects of amortization of the core deposit intangible assets booked as a part of the PlainsCapital Merger and the FNB Transaction.

The table below presents the average balance of deposits and the average rate paid on our deposits (dollars in thousands).

	Nine Months Ended September 30,				Year Ended
	2014		2013		December 31, 2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$1,792,014	0.00%	$1,242,101	0.00%	$1,370,029	0.00%
Interest-bearing demand deposits	2,266,350	0.22%	1,834,406	0.24%	1,930,622	0.24%
Savings deposits	295,338	0.19%	194,804	0.35%	247,789	0.32%
Certificates of deposit	2,014,945	0.46%	1,511,576	0.60%	1,745,483	0.54%
	$6,368,647	0.23%	$4,782,887	0.29%	$5,293,923	0.28%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	September 30, 2014		December 31, 2013
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$845,984	0.31%	$342,087	0.36%
Notes payable	55,684	4.58%	56,327	6.33%
Junior subordinated debentures	67,012	3.52%	67,012	3.59%
	$968,680	0.87%	$465,426	2.10%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase and short-term bank loans. The $503.9 million increase in short-term borrowings at September 30, 2014 compared with December 31, 2013 was primarily due to an increase of $525.0 million in borrowings at the FHLB. This increase was the result of higher funding requirements associated with the increase in our mortgage origination segment’s balance on its warehouse line of credit with the Bank and a decrease in deposits. Notes payable at September 30, 2014 of $55.7 million was comprised of insurance segment term notes and nonrecourse notes owed by First Southwest.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making acquisitions. At September 30, 2014, Hilltop had approximately $153 million in freely available cash and cash equivalents. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. The current short-term liquidity needs of Hilltop include operating expenses, dividends on preferred stock and the cash consideration associated with the SWS merger.

Pending Merger

On March 31, 2014, we entered into a definitive merger agreement with SWS providing for the merger of SWS with and into a subsidiary of Hilltop formed for the purpose of facilitating this transaction (the “merger”). Under the terms of the merger agreement, SWS stockholders will receive per share consideration of 0.2496 shares of Hilltop common stock and $1.94 of cash, equating to $6.94 per share based on Hilltop’s closing price on September 30, 2014. The value of the merger consideration will fluctuate with the market price of Hilltop common stock. We intend to fund the cash portion of the consideration, currently estimated at approximately $78 million in the aggregate, through available cash. The merger is subject to customary closing conditions, including regulatory approvals and approval of the stockholders of SWS, and is expected to be completed prior to the end of 2014.

SWS Warrant and Note Receivable

On October 2, 2014, Hilltop exercised its SWS Warrant in full, acquiring 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share. Pursuant to the terms of the warrant and a credit agreement with SWS, the aggregate exercise price was paid by the automatic elimination of the $50.0 million aggregate principal amount note due to Hilltop under the credit agreement. Following the exercise of the SWS Warrant, Hilltop (i) owns 10,171,039 shares of SWS common stock, representing approximately 21% of the outstanding shares of SWS common stock as of October 4, 2014 and (ii) is no longer a lender under the credit agreement. The SWS Warrant and note receivable are reflected as available for sale securities within the consolidated balance sheet at September 30, 2014. Beginning in the fourth calendar quarter of 2014, Hilltop will no longer receive cash interest payments of approximately $1.0 million related to the eliminated note receivable.

Series B Preferred Stock

As a result of the PlainsCapital Merger, the outstanding shares of PlainsCapital Corporation’s Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Treasury, were converted on a one-for-one basis into shares of Hilltop Series B Preferred Stock. The terms of our Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuated until December 31, 2013 based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank. The shares of Hilltop Series B Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference, and qualify as Tier 1 Capital for regulatory purposes. At both September 30, 2014 and December 31, 2013, $114.1 million of our Series B Preferred Stock was outstanding. During the three months ended September 30, 2014, we accrued dividends of $1.4 million on the Hilltop Series B Preferred Stock.

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

In July 2013, federal banking regulators released final rules for the regulation of capital and liquidity for U.S. banking organizations (“Basel III”), a new comprehensive capital framework for U.S. banking organizations that will become effective for reporting periods beginning after January 1, 2015 (subject to a phase-in period through January 2019).

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). It is possible that we may accelerate redemption of the existing junior subordinated debentures. All of the debentures issued to PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2014, under guidance issued by the Board of Governors of the Federal Reserve System.

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

At September 30, 2014, Hilltop exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 19.28%, Tier 1 capital to risk weighted assets ratio of 18.57% and a Tier 1 capital to average assets, or leverage, ratio of 13.63%. The Bank’s consolidated actual capital amounts and ratios at September 30, 2014 resulted in it being considered “well-capitalized” under regulatory requirements, without giving effect to Basel III, and included a total capital to risk weighted assets ratio of 14.21%, Tier 1 capital to risk weighted assets ratio of 13.48% and a Tier 1 capital to average assets, or leverage, ratio of 9.95%. Management believes that, as of September 30, 2014, Hilltop and the Bank would meet all applicable capital adequacy requirements under the Basel III capital rules for banks with less than $15 billion in assets on a fully phased-in basis as if such requirements were currently in effect. We discuss regulatory capital requirements in more detail in Note 14 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — PlainsCapital Bank — BASEL III” set forth in Part I, Item I. of our Annual Report on Form 10-K.

Cash Flow Activities

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $647.6 million at September 30, 2014, a decrease of $98.4 million from $746.0 million at December 31, 2013. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during the nine months ended September 30, 2014 was $50.0 million, a decrease in cash flow of $512.3 million compared with the same period in 2013. Cash used in operations increased primarily due to reductions in cash provided by our mortgage loan origination activities.

Cash provided by our investing activities during the nine months ended September 30, 2014 was $84.1 million, including $106.3 million from net changes in loans and $55.1 million from sales of premises and equipment and other real estate owned, partially offset by net cash paid for FHLB and FRB stock of $28.4 million, net purchases of premises and equipment and other assets of $32.6 million and net purchases of securities in our investment portfolio of $16.4 million. Cash provided by our investment activities during the nine months ended September 30, 2013 of $257.9 million primarily included $362.7 million in net cash from the FNB Transaction, partially offset by $48.9 million for the origination of loans held for investment and net purchases of securities for investment of $43.4 million. The decrease in cash provided by investing activities during the nine months ended September 30, 2014, compared with the same period in 2013 was primarily due to net cash provided from the FNB Transaction, partially offset by the increase in loans.

Cash used in financing activities during the nine months ended September 30, 2014 was $132.5 million, a decrease in cash used of $297.8 million compared with the same period in 2013. The decrease in cash used in financing activities was due primarily to an increase in short-term borrowings during the nine months ended September 30, 2014, offset by a greater decrease in deposits, primarily due to our strategic decision to offer lower renewal rates on certain time deposits acquired in the FNB Transaction, during the nine months ended September 30, 2014, compared with the same period in 2013.

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

We had deposits of $6.2 billion at September 30, 2014, a decrease of $486.6 million from $6.7 billion at December 31, 2013. This decrease is primarily due to seasonal factors related to our customers’ requirements to satisfy prior year-end tax obligations and our strategic decision to offer lower renewal rates on certain time deposits acquired in the FNB Transaction that conform to the legacy PlainsCapital Bank interest rate structure. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At September 30, 2014, money market deposits, including brokered deposits, were $961.8 million; time deposits, including brokered deposits, were $1.7 billion; and noninterest bearing demand deposits were $2.0 billion. Money market deposits, including brokered deposits, decreased by $193.6 million from $1.2 billion and time deposits, including brokered deposits, decreased $584.0 million from $2.3 billion at December 31, 2013.

The Bank’s 15 largest depositors, excluding Hilltop and First Southwest, accounted for 12.81% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding First Southwest, accounted for 7.43% of the Bank’s total deposits at September 30, 2014. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.5 billion maintained with the Bank. At September 30, 2014, PrimeLending had outstanding borrowings of $1.2 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with

JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million. At September 30, 2014, PrimeLending had no borrowings under the JPMorgan Chase line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $214.4 million, or 91.5%, equity investments of $13.8 million and other investments of $6.1 million comprised NLC’s $234.3 million in total cash and investments at September 30, 2014. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo and an investment management agreement with DTF Holdings, LLC.

Financial Advisory Segment

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with four unaffiliated banks of up to $305.0 million, which are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At September 30, 2014, FSC had borrowed $65.8 million under these credit arrangements.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.4 billion at September 30, 2014 and outstanding financial and performance standby letters of credit of $45.1 million at September 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2014 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, except as discussed below.

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

	September 30, 2014
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,078,794	$622,234	$683,188	$312,488	$663,020	$5,359,724
Securities	97,054	51,282	192,975	142,450	581,217	1,064,978
Federal funds sold and securities purchased under agreements to resell	11,655	—	—	—	—	11,655
Other interest sensitive assets	327,148	—	—	—	—	327,148
Total interest sensitive assets	3,514,651	673,516	876,163	454,938	1,244,237	6,763,505

Interest sensitive liabilities:
Interest bearing checking	$2,184,596	$—	$—	$—	$—	$2,184,596
Savings	343,667	—	—	—	—	343,667
Time deposits	621,594	652,624	366,115	71,491	9,500	1,721,324
Notes payable & other borrowings	555,341	225,482	1,372	736	5,228	788,159
Total interest sensitive liabilities	3,705,198	878,106	367,487	72,227	14,728	5,037,746

Interest sensitivity gap	$(190,547)	$(204,590)	$508,676	$382,711	$1,229,509	$1,725,759

Cumulative interest sensitivity gap	$(190,547)	$(395,137)	$113,539	$496,250	$1,725,759

Percentage of cumulative gap to total interest sensitive assets	-2.82%	-5.84%	1.68%	7.34%	25.52%

The positive GAP in the interest rate analysis indicates that banking segment net interest income would generally rise if rates increase. Because of inherent limitations in interest rate GAP analysis, the banking segment uses multiple interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine the effect on net interest income changes for the next twelve months. The banking segment also measures the effects of changes in interest rates on economic value of equity by discounting projected cash flows of deposits and loans. Economic value changes in the investment portfolio are estimated by discounting future cash flows and using duration analysis. Investment security prepayments are estimated using current market information. We believe the simulation analysis presents a more accurate picture than the GAP analysis. Simulation analysis recognizes that deposit products may not react to changes in interest rates as quickly or with the same magnitude as earning assets contractually tied to a market rate index. The sensitivity to changes in market rates varies across deposit products. Also, unlike GAP analysis, simulation analysis takes into account the effect of embedded options in the securities and loan portfolios as well as any off-balance-sheet derivatives.

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at September 30, 2014 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$3,396	1.34%	$(14,926)	-1.12%
+200	$(7,128)	-2.82%	$(17,275)	-1.29%
+100	$(11,421)	-4.52%	$(11,734)	-0.88%
-50	$531	0.21%	$(3,317)	-0.25%

The projected changes in net interest income and economic value of equity to changes in interest rates at September 30, 2014 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

The merger may not be accretive to earnings as we could encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the merger or be subject to other factors that affect preliminary estimates. Any of these factors could cause a decrease in our adjusted earnings per share or decrease or delay the expected accretive effect of the merger and contribute to a decrease in the price of our common stock.

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

In addition, the Federal Reserve Board adopted a final rule in February 2014 that clarifies how companies should incorporate the Basel III regulatory capital reforms into their capital and business projections during the 2014 and subsequent cycles of capital plan submissions and stress tests required under the Dodd-Frank Act. For companies and their subsidiary banks with between $10.0 billion and $50.0 billion in total consolidated assets, the initial stress testing cycle began on October 1, 2013 and the initial nine-quarter planning horizon for stress capital projections continues through the fourth quarter of 2015, which overlaps with the implementation of the Basel III capital reforms beginning on January 1, 2015. At September 30, 2014, Hilltop and the Bank had approximately $9.2 billion and $8.0 billion, respectively, in total consolidated assets and their average of total consolidated assets for the four most recent consecutive quarters was $9.1 billion and $8.1 billion, respectively. Accordingly, Hilltop and the Bank are not currently subject to capital planning and stress testing requirements. However, as a result of the merger, Hilltop would have more than $10.0 billion in assets and would become subject to the stress testing requirements, which would likely increase our cost of regulatory compliance. Management continues to study the implementation of Basel III regulatory capital reforms and stress testing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2014, we issued an aggregate of 2,216 shares of common stock, under the Hilltop Holdings 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our Board of Directors during the second quarter of 2014. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: November 6, 2014	By:	/s/ Darren Parmenter
Darren Parmenter
Executive Vice President — Principal Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*           Filed herewith.