Form 10-K
period 2014-12-31
Hilltop Holdings Inc.
filed 2015-02-26
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2014, was approximately $1.4 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 26, 2015 was 100,296,330.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2015 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

Unless the context otherwise indicates, all references in this Annual Report to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Southwest Securities” refer to Southwest Securities, Inc. (a wholly owned subsidiary of Hilltop Securities), references to “SWS Financial” refer to SWS Financial Services, Inc. (a wholly owned subsidiary of Hilltop Securities), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “FNB” refer to First National Bank, references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of Hilltop Securities) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, LLC (a wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, and references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole.

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “probable,” “projects,” “seeks,” “should,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our recent acquisition of SWS Group, Inc. (“SWS”) and integration thereof, our revenue, our liquidity and sources of funding, market trends, operations and business, expectations concerning mortgage loan origination volume, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of loans are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us.  If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

•                  risks associated with merger and acquisition integration, including the diversion of management time on acquisition-related issues and our ability to promptly and effectively integrate our businesses with those of FNB and SWS and achieve the synergies and value creation contemplated by the acquisitions;

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

•                  changes in key management;

•                  competition in our banking, broker-dealer (formerly financial advisory), mortgage origination and insurance segments from other banks and financial institutions as well as insurance companies, mortgage bankers, investment banking and financial advisory firms, asset-based non-bank lenders and government agencies;

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

PART I

Item 1. Business.

General

Hilltop Holdings Inc., headquartered in Dallas, Texas, is a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. On November 30, 2012, Hilltop acquired PlainsCapital Corporation pursuant to a plan of merger whereby PlainsCapital Corporation merged with and into a wholly owned subsidiary of Hilltop (the “PlainsCapital Merger”), which continued as the surviving entity under the name “PlainsCapital Corporation”.

Following the PlainsCapital Merger, our primary line of business has been to provide business and consumer banking services from offices located throughout Texas through the Bank. We also provide an array of financial products and services through our broker-dealer (formerly financial advisory), mortgage origination and insurance segments. The Company currently delivers its financial products and services through the following primary operating business units.

PlainsCapital.  PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, traditional banking services, residential mortgage lending, wealth and investment management and treasury management primarily in Texas.

Hilltop Securities.  Hilltop Securities is a holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States.

NLC.  NLC is a property and casualty insurance holding company, headquartered in Waco, Texas, that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

At December 31, 2014, on a consolidated basis, we had total assets of $9.2 billion, total deposits of $6.4 billion, total loans, including loans held for sale, of $5.8 billion and stockholders’ equity of $1.5 billion. Our operating results beginning December 1, 2012 include the banking, mortgage origination and broker-dealer operations acquired in the PlainsCapital Merger. The operations acquired in the FNB Transaction (defined hereinafter) are included in the results of our banking operations beginning September 14, 2013.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HTH.”

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

Company Background

In January 2007, we acquired NLC, a property and casualty insurance holding company. As a result, our subsequent primary operations through November 2012 were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through NLC’s wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

On November 30, 2012, we acquired PlainsCapital Corporation through the PlainsCapital Merger. Concurrent with the consummation of the PlainsCapital Merger, we became a financial holding company registered under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”).

On September 13, 2013, the Bank assumed substantially all of the liabilities, incl uding all of the deposits, and acquired substantially all of the assets, of FNB from the FDIC, as receiver, and reopened former FNB branches acquired from the FDIC under the “PlainsCapital Bank” name (the “FNB Transaction”).

On January 1, 2015, we completed our acquisition of SWS in a stock and cash transaction, whereby SWS merged with and into Hilltop Securities, formerly Peruna LLC, a wholly owned subsidiary of Hilltop formed for the purpose of facilitating this transaction (the “SWS Merger”). Following the SWS Merger, our broker-dealer segment operations include Southwest Securities, a clearing broker-dealer subsidiary registered with the SEC and Financial Industry Regulatory Authority (“FINRA”) and SWS Financial, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA. SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank, an indirect wholly owned subsidiary of Hilltop. As a result, our results of operations will include those acquired in the SWS Merger beginning January 1, 2015.

We intend to make acquisitions with available cash, excess liquidity and, if necessary or appropriate, from additional equity or debt financing sources.

Organizational Structure

Our organizational structure is comprised of three primary operating business units, PlainsCapital (banking and mortgage origination), Hilltop Securities (broker-dealer) and NLC (insurance). Within the PlainsCapital unit are two primary wholly owned operating subsidiaries: the Bank and PrimeLending. The Hilltop Securities unit includes three primary wholly owned operating subsidiaries: First Southwest (transferred from the PlainsCapital unit effective January 1, 2015), Southwest Securities and SWS Financial (both acquired on January 1, 2015). The following provides additional details regarding our current organizational structure.

Geographic Dispersion of our Businesses

The Bank provides traditional banking services, residential mortgage lending, wealth and investment management, and treasury management. Substantially all of our banking operations are in Texas, and as a result of the FNB Transaction, the Bank has a presence in every major market in Texas. Immediately following the SWS Merger on January 1, 2015, the operations of the former SWS FSB were merged into the Bank.

Through December 31, 2014, our broker-dealer services were provided through FSC, a diversified investment banking firm and a registered broker-dealer, which competes for business nationwide. Public finance financial advisory revenues, of which 70% during 2014 were from entities located in Texas, represent a significant portion of total segment revenues. Effective January 1, 2015, the broker-dealer segment’s operations will include those provided by the broker-dealer subsidiaries acquired as a result of the SWS Merger. The retail brokerage service operations acquired in the SWS Merger, which represent a significant portion of the historical revenues of SWS, are concentrated in Texas, California and Oklahoma.

PrimeLending provides residential mortgage origination products and services from over 250 locations in 42 states. For the year ended December 31, 2014, 61.0% of PrimeLending’s origination volume was concentrated in eight states (none of the other states in which PrimeLending operated during 2014 had origination volume of 3% or more).

The following table is a summary of the origination volume by state for the periods shown (dollars in thousands).

	Year Ended December 31,
		% of		% of
	2014	Total	2013	Total
Texas	$2,453,705	23.7%	$2,660,810	22.6%
California	1,552,372	15.0%	2,082,184	17.7%
Florida	505,507	4.9%	456,643	3.9%
North Carolina	423,164	4.1%	618,802	5.3%
Ohio	401,379	3.9%	383,518	3.2%
Arizona	339,830	3.3%	392,006	3.3%
Virginia	322,134	3.1%	466,531	4.0%
South Carolina	307,832	3.0%	318,109	2.7%
All other states	4,057,925	39.0%	4,413,959	37.3%
	$10,363,848	100.0%	$11,792,562	100.0%

Our insurance products are distributed through a broad network of independent agents and a select number of managing general agents, referred to as MGAs, which are concentrated in five states (none of the other states in which we operated during 2014 had gross written premiums of 3% or more). The following table sets forth our total gross written premiums by state for the periods shown (dollars in thousands).

	Year Ended December 31,
		% of		% of		% of
	2014	Total	2013	Total	2012	Total
Texas	$126,273	69.3%	$125,696	69.1%	$118,361	69.5%
Arizona	16,775	9.2%	15,904	8.7%	13,914	8.2%
Oklahoma	14,122	7.7%	16,494	9.1%	15,398	9.1%
Tennessee	10,903	6.0%	10,589	5.8%	10,527	6.2%
Georgia	7,031	3.9%	6,393	3.5%	5,454	3.2%
All other states	7,105	3.9%	6,892	3.8%	6,547	3.8%
Total	$182,209	100.0%	$181,968	100.0%	$170,201	100.0%

Business Segments

Under U.S. generally accepted accounting principles (“GAAP”), our three business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. The SWS Merger has not resulted in changes to our four reportable business segments. These segments reflect the manner in which operations are managed and the criteria used by our chief operating decision maker function to evaluate segment performance, develop strategy and allocate resources. Our chief operating decision maker function consists of the President and Chief Executive Officer of Hilltop and the Chief Executive Officer of PlainsCapital.

For more financial information about each of our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. See also Note 30 in the notes to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

Banking

The banking segment includes the operations of the Bank and, since September 14, 2013, the banking operations acquired in the FNB Transaction. At December 31, 2014, our banking segment had $8.0 billion in assets and total deposits of $6.2 billion. The primary sources of our deposits are residents and businesses located in Texas. Immediately following the SWS Merger on January 1, 2015, SWS’s banking subsidiary, SWS FSB, was merged into the Bank. The Bank expects the integration of the back office operations of the former SWS FSB into the Bank to be substantially complete by April 2015.

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

The table below sets forth a distribution of the banking segment’s non-covered and covered loans, classified by portfolio segment and segregated between those considered to be purchased credit impaired (“PCI”) loans and all other originated or acquired loans at December 31, 2014 (dollars in thousands). PCI loans showed evidence of credit deterioration that makes it probable that all contractually required principal and interest payments will not be collected. The banking segment’s loan portfolio includes “covered loans” acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC, while all other loans held by the Bank are referred to as “non-covered loans.” The commercial and industrial non-covered loans category includes a $1.5 billion warehouse line of credit extended to PrimeLending, of which $1.2 billion was drawn at December 31, 2014. Amounts advanced against the warehouse line are included in the table below, but are eliminated from net loans on our consolidated balance sheets.

				% of Total
	Loans, excluding	PCI	Total	Non-Covered
Non-covered loans	PCI Loans	Loans	Loans	Loans
Commercial and industrial:
Secured	$2,450,541	$13,374	$2,463,915	52.0%
Unsecured	110,350	68	110,418	2.3%
Real estate:
Secured by commercial properties	1,175,838	22,341	1,198,179	25.3%
Secured by residential properties	497,113	1,810	498,923	10.5%
Construction and land development:
Residential construction loans	65,046	—	65,046	1.4%
Commercial construction loans and land development	339,419	9,178	348,597	7.4%
Consumer	51,009	2,138	53,147	1.1%
Total non-covered loans	$4,689,316	$48,909	$4,738,225	100.0%

				% of Total
	Loans, excluding	PCI	Total	Covered
Covered loans	PCI Loans	Loans	Loans	Loans
Commercial and industrial:
Secured	$9,135	$13,630	$22,765	3.5%
Unsecured	1,210	6,805	8,015	1.2%
Real estate:
Secured by commercial properties	42,557	227,772	270,329	42.1%
Secured by residential properties	141,329	141,192	282,521	44.0%
Construction and land development:
Residential construction loans	1,286	354	1,640	0.3%
Commercial construction loans and land development	11,735	45,635	57,370	8.9%
Consumer	—	—	—	0.0%
Total covered loans	$207,252	$435,388	$642,640	100.0%

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

In addition to the real estate lending activities described above, a portion of the Bank’s real estate portfolio consists of single family residential mortgage loans typically collateralized by owner occupied properties located in its market areas. These residential mortgage loans are generally secured by a first lien on the underlying property and have maturities up to thirty years. At December 31, 2014, the Bank had $641.8 million in one-to-four family residential loans, which represented 11.9% of its total loans held for investment.

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

We loan to individuals for personal, family and household purposes, including lines of credit, home improvement loans, home equity loans, credit cards and loans for purchasing and carrying securities. At December 31, 2014, we had $53.1 million of loans for these purposes, which are shown in the non-covered loans table above as “Consumer.”

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

Broker-Dealer

Through December 31, 2014, our broker-dealer segment’s operations were comprised of First Southwest. FSC, a wholly owned subsidiary of First Southwest, is a diversified investment banking firm and a registered broker-dealer with the SEC and FINRA. First Southwest’s primary focus is on providing public finance services. At December 31, 2014, First Southwest employed approximately 400 people and maintained 25 locations nationwide, nine of which are in Texas. At December 31, 2014, First Southwest had consolidated assets of $758.6 million, maintained $123.7 million in equity capital and had more than 1,600 public sector clients.

Following the SWS Merger, our broker-dealer segment operations include Southwest Securities, a clearing broker-dealer subsidiary registered with the SEC and FINRA and a member of the NYSE, and SWS Financial, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA. Southwest Securities and SWS Financial are both registered with the Commodity Futures Trading Commission (“CFTC”) as non-guaranteed introducing brokers and as members of the National Futures Association (“NFA”). First Southwest, Southwest Securities and SWS Financial are continuing to operate as separate broker-dealers, under coordinated leadership, until such time as the necessary regulatory approvals are obtained and systems integrations are complete. At December 31, 2014, Southwest Securities employed approximately 700 people and maintained 35 locations nationwide, 11 of which are in Texas. At December 31, 2014, Southwest Securities had consolidated assets of $2.1 billion and net capital of approximately $170.6 million, which is approximately $164.6 million in excess of its minimum net capital requirement of approximately $6.0 million.

As of January 1, 2015, our broker-dealer segment has six primary lines of business: (i) public finance, (ii) capital markets, (iii) retail, (iv) structured finance, (v) clearing, and (vi) securities lending activities.

Public Finance.  The First Southwest public finance group, along with a similar group within Southwest Securities, assists public bodies in originating, syndicating and distributing securities of municipalities and political subdivisions. Our broker-dealer segment advises cities, counties, school districts, utility districts, tax increment zones, special districts, state agencies and other governmental entities nationwide. In addition, the group provides specialized advisory and investment banking services for airports, convention centers, healthcare institutions, institutions of higher education, housing, industrial development agencies, toll road authorities, and public power and utility providers.

Additionally, First Southwest Asset Management, LLC and Southwest Securities are investment advisors registered under the Investment Advisers Act of 1940 providing state and local governments with advice and assistance with respect to arbitrage rebate compliance, portfolio management and local government investment pool administration.

Capital Markets.  Through its capital markets group, First Southwest trades fixed income securities to support sales and other customer activities, underwrites tax-exempt and taxable fixed income securities and trades equities and option orders on an agency basis on behalf of its retail and institutional clients. In addition, First Southwest provides asset and liability management advisory services to community banks.

Similarly, Southwest Securities specializes in trading and underwriting U.S. government and government agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products. The clients of its fixed income group include corporations, insurance companies, banks, mutual funds, money managers and other institutions. Southwest Securities’ equity trading department focuses on executing equity and option orders on an agency basis for clients. Southwest Securities’ syndicate department, housed within its fixed income sales group, coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms and allocates and markets Southwest Securities selling allotments to institutional clients and to other broker-dealers.

Retail.  Prior to the SWS Merger, the broker-dealer segment did not have substantial retail brokerage service operations. The retail group we acquired in the SWS Merger acts as a securities broker for retail investors in the purchase and sale of securities, options, commodities and futures contracts that are traded on various exchanges or in the over-the-counter market through SWS employee registered representatives or independent contractor arrangements. As a securities broker, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through our insurance subsidiaries, we hold insurance licenses to facilitate the sale of insurance and annuity products by SWS Financial advisors to retail clients. We retain no underwriting risk related to these insurance and annuity products. In addition, through the

Investment Management Group of Southwest Securities, the retail group provides a number of advisory programs that offer advisors a wide array of products and services for their advisory business. In most cases, we charge commissions to our clients in accordance with an established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors. Some registered representatives also maintain licenses to sell certain insurance products. Southwest Securities is also a fully disclosed client of two of the largest futures commission merchants in the United States. At December 31, 2014, Southwest Securities employed 144 registered representatives in 16 retail brokerage offices and SWS Financial had contracts with 259 independent retail representatives for the administration of their securities business.

Structured Finance.  Through its structured finance group, First Southwest provides structured asset and liability services and commodity hedging advisory services to facilitate balance sheet management primarily to its public finance clients. In addition, the structured finance group within First Southwest participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells U.S. Agency to-be-announced, or TBA, mortgage-backed securities.

Clearing.  The First Southwest clearing group, along with a similar group within Southwest Securities, offers fully disclosed clearing services to FINRA and SEC registered member firms for trade executing, clearing and back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At December 31, 2014, First Southwest provided services to approximately 80 correspondent firms, including discount and full-service brokerage firms, registered investment advisors and institutional firms, while Southwest Securities provided services to approximately 140 financial service organizations, including correspondent broker-dealers and registered investment advisors.

Securities Lending Activities.  The securities lending groups of both First Southwest and Southwest Securities perform activities that include borrowing and lending securities for other broker-dealers, lending institutions and internal clearing and retail operations. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date and lending securities to other broker-dealers for similar purposes.

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending. Founded in 1986, PrimeLending is a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. At December 31, 2014, our mortgage origination segment operated from over 250 locations in 42 states, originating 23.7% of its mortgages from its Texas locations and 15.0% of its mortgages from locations in California. The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through a warehouse line of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. PrimeLending’s determination on whether to retain or release servicing on mortgage loans it sells is impacted by changes in mortgage interest rates, and refinancing and market activity. PrimeLending may, from time to time, manage its mortgage servicing rights (“MSR”) asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. As mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

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

Since its inception, PrimeLending has grown from a staff of 20 individuals producing approximately $80 million in annual closed mortgage loan volume to a staff of approximately 2,500 producing $10.4 billion in 2014, of which 80% related to home purchases volume. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, and Federal Housing Administration (“FHA”) and Veteran Affairs (“VA”) loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which it defines to be loans to borrowers having a Fair Isaac Corporation (FICO) score lower than 620 on conventional mortgages and VA loans or 600 on FHA loans or loans that do not comply with applicable agency or investor-specific underwriting guidelines).

Insurance

The operations of NLC comprise our insurance segment. NLC specializes in providing fire and limited homeowners insurance for low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States. NLC’s product lines also include enhanced homeowners products offering higher coverage limits with distribution restricted to select agents. NLC targets underserved markets through a broad network of independent agents currently operating in 23 states and a select number of MGAs, which require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents.

Ratings.  Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. The financial strength ratings for NLIC and ASIC of “A” (Excellent) were affirmed by A.M. Best in April 2014. An “A” rating is the third highest of 16 rating categories used by A.M. Best. In evaluating a company’s financial and operating performance, A.M. Best reviews a company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its liabilities for losses and loss adjustment expenses (“LAE”), the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLC cannot ensure that NLIC and ASIC will maintain their present ratings.

Product Lines.  NLC’s business is conducted in two product lines: personal lines and commercial lines. The personal lines include homeowners, dwelling fire, manufactured home, flood and vacant policies. The commercial lines include commercial multi-peril, builders risk, builders risk renovation, sports liability and inland marine policies.

The NLC companies specialize in writing fire and homeowners insurance coverage for low value dwellings and manufactured homes. The vast majority of NLC’s property coverage is written on policies that provide actual cash value payments, as opposed to replacement cost. Under actual cash value policies, the insured is entitled to receive only the cost of replacing or repairing damaged or destroyed property with comparable new property, less depreciation. Replacement cost coverage does not include such a deduction for depreciation; however it does include limited water coverage. These products have been marketed and sold primarily in Texas. Rate increases and exposure management since 2013 have reduced the proportionate premium provided by these products.

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

NLC purchases catastrophe excess of loss reinsurance to a limit that exceeds the Hurricane 200-year return time as modeled by RMS Risk Link v.13.1 and exceeds the Hurricane 500-year return time as modeled by AIR Touchstone v.2. Additionally, NLC purchased an underlying excess of loss contract that provides $10 million aggregate coverage for sub-catastrophic events. As of January 1, 2015, NLC retains a 9% participation in this coverage, down from 34% participation during 2014.

Competition

We face significant competition with respect to the business segments in which we operate and the geographic markets we serve. Many of our competitors have substantially greater financial resources, lending limits and larger branch networks than we do, and offer a broader range of products and services.

Our banking segment primarily competes with national, regional and community banks within the various markets where the Bank operates. The Bank also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, finance companies, pension trusts, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions. The ability to attract and retain skilled lending professionals is critical to our banking business. Competition for deposits and in providing lending products and services to consumers and businesses in our market area is intense and pricing is important. Other factors encountered in competing for savings deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans includes such additional factors as interest rates, loan origination fees and the range of services offered by the provider. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive loan and deposit products and other services.

Within our broker-dealer segment we face significant competition based on a number of factors, including price, perceived expertise, quality of advice, reputation, range of services and products, technology, innovation and local presence. Competition for successful securities traders, stock loan professionals and investment bankers among securities firms and other competitors is intense. Our broker-dealer business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, are not subject to the broker-dealer regulatory framework. Further, our broker-dealer segment competes with discount brokerage firms that do not offer equivalent services but offer discounted prices.

Our competitors in the mortgage origination business include large financial institutions as well as independent mortgage banking companies, commercial banks, savings banks and savings and loan associations. Our mortgage origination segment competes on a number of factors including customer service, quality and range of products and services offered, price, reputation, interest rates and loan origination fees. The ability to attract and retain skilled mortgage origination professionals is critical to our mortgage origination business. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive mortgage loan products and services.

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

Employees

At December 31, 2014, we employed approximately 4,400 people, substantially all of which are full-time. None of our employees are represented by any collective bargaining unit or a party to any collective bargaining agreement. After giving effect to the SWS Merger on January 1, 2015, we employed approximately 5,300 people.

Government Supervision and Regulation

General

We are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of customers and clients, and not for the protection of our stockholders or creditors. In many cases, the applicable regulatory authorities have broad enforcement power over bank holding companies, banks and their subsidiaries, including the power to impose substantial fines and other penalties for violations of laws and regulations. The following discussion describes the material elements of the regulatory framework that applies to us and our subsidiaries. References in this Annual Report to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

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

Corporate

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines in effect as of December 31, 2014, a risk weight factor of 0% to 100% is assigned to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. At least half of the risk-based capital must consist of core (Tier 1) capital, which is comprised of:

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

Total capital is the sum of Tier 1 and Tier 2 capital. The guidelines require a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). At December 31, 2014, our ratio of Tier 1 capital to total risk-weighted assets was 19.02% and our ratio of total capital to total risk-weighted assets was 19.69%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. We are required to maintain a leverage ratio of 4.0%, and, at December 31, 2014, our leverage ratio was 14.17%.

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

BASEL III.  In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These frameworks are generally referred to as “Basel III.” On July 2, 2013, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency released three final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. These final rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Hilltop, PlainsCapital and the Bank began transitioning to the final rules on January 1, 2015 when the minimum capital requirements, as set forth in the table below, became effective. However, the capital conservation buffer and certain deductions from common equity Tier 1 capital phase in over a time period from 2015 through 2019.

The following table summarizes the Basel III transition schedule for the ratios and capital definitions beginning January 1, 2015.

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

The final Basel III rules take important steps toward improving the quality and increasing the quantity of capital for all banking organizations as well as setting higher standards for large, internationally active banking organizations. The regulatory agencies believe that the new rules will result in capital requirements that better reflect banking organizations’ risk profiles, thereby improving the overall resilience of the banking system. The regulatory agencies carefully considered the potential impacts on all banking organizations, including community and regional banking organizations such as Hilltop and the Bank, and sought to minimize the potential burden of these changes where consistent with applicable law and the agencies’ goals of establishing a robust and comprehensive capital framework.

The final Basel III rules treatment of one- to four-family residential mortgage exposures remains the same as under current general risk-based capital rules. This includes a 50 percent risk weight for prudently underwritten first lien mortgage loans that are not past due, reported as nonaccrual, or restructured, and a 100 percent risk weight for all other residential mortgages. Also in the new rules, non-advanced approaches banking organizations, such as Hilltop and the Bank, are given a one-time option to filter certain Accumulated Other Comprehensive Income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The AOCI opt-out election must be made on the institution’s first regulatory filing after January 1, 2015.

The final Basel III rules also make certain major changes from the current general risk-based capital rules, including, but not limited to the following:

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

•                  Changing the definition of capital by incorporating stricter eligibility criteria for regulatory capital instruments that disallow the inclusion of instruments such as newly issued and, in certain circumstances, existing trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing rights, deferred tax assets, and other certain investments in the capital of unconsolidated financial institutions. In addition, the new rules require that most regulatory capital deductions be made from common equity Tier 1 capital.

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

•                  In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016.

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

Banking

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank, is also subject to regulation and examination by the Federal Reserve Board. As a bank with less than $10 billion in assets, the Bank became subject to the regulations issued by the CFPB on July 21, 2011, although the Federal Reserve Board continued to examine the Bank for compliance with federal consumer protection laws. As of December 31, 2014, the Bank’s total assets were $8.0 billion. If the Bank’s total assets were to increase, either organically or through an acquisition, merger or combination, to over $10.0 billion (as measured on four consecutive quarterly call reports of the Bank and any institutions it acquires), the Bank would become subject to the CFPB’s supervisory and enforcement authority with respect to federal consumer financial laws beginning in the following quarter. SWS FSB, which was merged with the Bank on January 1, 2015, was formerly regulated by the Office of the Comptroller of the Currency. The Bank is also an insured depository institution and, therefore, subject to regulation by the FDIC, although the Federal Reserve Board is the Bank’s primary federal regulator. The Federal Reserve Board, the Texas Department of Banking, the CFPB and the FDIC have the power to enforce compliance with applicable banking statutes and regulations. Such requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon and restrictions relating to investments and other activities of the Bank. In July 2010, the FDIC voted to revise its agreement with the primary federal regulators to enhance the FDIC’s existing backup authorities over insured depository institutions that the FDIC does not directly supervise. As a result, the Bank may be subject to increased supervision by the FDIC.

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

Interstate Branching. Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) amended the Federal Deposit Insurance Act and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Dodd-Frank Act, de novo interstate branching by banks is permitted if, under the laws of the state where the branch is to be located, a state bank chartered in that state would be permitted to establish a branch.

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

An institution that is categorized as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. The Bank was classified as “well capitalized” at December 31, 2014.

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

On February 7, 2011, the FDIC issued a final rule implementing revisions to the assessment system mandated by the Dodd-Frank Act. The new regulation was effective April 1, 2011 and was reflected in the June 30, 2011 FDIC deposit insurance fund (“DIF”) balance and the invoices for assessments due September 30, 2011. Accruals for DIF assessments were $1.0 million for the year ended December 31, 2014.

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

Federal Laws Applicable to Credit Transactions. The loan operations of the Bank are also subject to federal laws and implementing regulations applicable to credit transactions, such as the:

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

Under the regulatory capital guidelines (without giving effect to Basel III discussed below), the Bank must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 4.0%, and a Tier 1 capital to average total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered “adequately capitalized.” See the discussion herein under “The FDIC Improvement Act.” At December 31, 2014, the Bank’s ratio of total risk-based capital to risk-weighted assets was 14.45%, the Bank’s ratio of Tier 1 capital to risk-weighted assets was 13.74% and the Bank’s ratio of Tier 1 capital to average total assets was 10.31%.

On January 1, 2015, the Bank began transitioning to the final rules that substantially amend the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms. For additional discussion of Basel III, see the section entitled “Government Supervision and Regulation — Corporate — Basel III” earlier in this Item 1.

FIRREA. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) includes various provisions that affect or may affect the Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the DIF against losses it incurs with respect to such company’s affiliated banks, which in effect makes a bank holding company’s equity investments in healthy bank subsidiaries available to the FDIC to assist such company’s failing or failed bank subsidiaries.

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

The FDIC Improvement Act. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.

FDICIA requires every bank with total assets in excess of $500 million to have an annual independent audit made of the bank’s financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with GAAP and comply with such other disclosure requirements as prescribed by the FDIC.

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. At December 31, 2014, the Bank was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits. Brokered deposits are the subject of a study under the Dodd-Frank Act.

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. The reserves are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. The FHLBs make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

Broker-Dealer

FSC, Southwest Securities and SWS Financial (collectively, the “Hilltop Broker-Dealers”) are broker-dealers registered with the SEC, FINRA, all 50 U.S. states and the District of Columbia. FSC and Southwest Securities are also registered in Puerto Rico and the U.S. Virgin Islands. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board and national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing its members and the industry. Broker-dealers are also subject to the laws and rules of the states in which a broker-dealer conducts business. The Hilltop Broker-Dealers are members of, and are primarily subject to regulation, supervision and regular examination by, FINRA.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including, but not limited to, sales and trade practices, net capital requirements, record keeping and reporting procedures, relationships and conflicts with customers, the handling of cash and margin accounts, experience and training requirements for certain employees, the conduct of investment banking and research activities and the conduct of registered persons, directors, officers and employees. Broker-dealers are also subject to the privacy and anti-money laundering laws and regulations discussed herein. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules often directly affects the method of operation and profitability of broker-dealers. The SEC, the self-regulatory organizations and states may conduct administrative and enforcement proceedings that can result in censure, fine, suspension or expulsion of our broker-dealers, their registered persons, officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers.

Limitation on Businesses. The businesses that the Hilltop Broker-Dealers may conduct are limited by its agreements with, and its oversight by, FINRA, other regulatory authorities and federal and state law. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental and/or exchange approvals, which may take significant time and resources. In addition, the Hilltop-Broker Dealers are operating subsidiaries of Hilltop, which means its activities are further limited by those that are permissible for subsidiaries of financial holding companies, and as a result, may be prevented from entering new businesses that may be profitable in a timely manner, if at all.

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2014, the Hilltop Broker-Dealers were in compliance with applicable net capital requirements.

The SEC, CFTC, FINRA and other regulatory organizations impose rules that require notification when net capital falls below certain predefined thresholds. These rules also dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the SEC or applicable regulatory authorities, and suspension or expulsion by these regulators could ultimately lead to the broker-dealer’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to, and approval from, the SEC and FINRA for certain capital withdrawals.

Compliance with the net capital requirements may limit our operations, requiring the intensive use of capital. Such rules require that a certain percentage of our assets be maintained in relatively liquid form and therefore act to restrict our ability to withdraw capital from our broker-dealer entities, which in turn may limit our ability to pay dividends, repay debt or redeem or purchase shares of our outstanding common stock.  Any change in such rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital requirements, or a significant operating loss or any unusually large charge against capital, could adversely affect our ability to pay dividends, repay debt, meet our debt covenant requirements or to expand or maintain our operations. In addition, such rules may require us to make substantial capital contributions into one or more of the Hilltop Broker-Dealers in order for such subsidiaries to comply with such rules, either in the form of cash or subordinated loans made in accordance with the requirements of all applicable net capital rules.

Customer Protection Rule.  The Hilltop Broker-Dealers that hold customers’ funds and securities are subject to the SEC’s customer protection rule (Rule 15c3-3 under the Exchange Act), which generally provides that such broker-dealers maintain physical possession or control of all fully-paid securities and excess margin securities carried for the account of customers and maintain certain reserves of cash or qualified securities.

Securities Investor Protection Corporation (“SIPC”). The Hilltop Broker-Dealers are subject to the Securities Investor Protection Act and belong to SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for customers up to $500,000, of which a maximum of $250,000 may be in cash.

Anti-Money Laundering. The Hilltop Broker-Dealers must also comply with the USA PATRIOT Act of 2001, as amended, (the “Patriot Act”), and other rules and regulations designed to fight international money laundering and to block terrorist access to the U.S. financial system. We are required to have systems and procedures to ensure compliance with such laws and regulations.

CFTC Oversight.  Southwest Securities and SWS Financial are registered as introducing brokers with the CFTC and NFA. The CFTC also has net capital regulations (CFTC Rule 1.17) that must be satisfied. Our futures business is also regulated by the NFA, a registered futures association. FSC is registered with the CFTC as a commodity trading advisor. Violation of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

Investment Advisory Activity.  First Southwest Asset Management, LLC, Southwest Securities and SWS Financial are registered with, and subject to oversight and inspection by, the SEC as investment advisers under the Investment Advisers Act of 1940, as amended. The investment advisory business of our subsidiaries is subject to significant federal regulation, including with respect to wrap fee programs, the management of client accounts, the safeguarding of client assets, client fees and disclosures, transactions among affiliates and recordkeeping and reporting procedures. Legislation and changes in regulations promulgated by the SEC or changes in the interpretation or enforcement of existing laws and regulations often directly affect the method of operation and profitability of investment advisers. The SEC may conduct administrative and enforcement proceedings that can result in censure, fine, suspension, revocation or expulsion of the investment advisory business of our subsidiaries, our officers or employees.

Volcker Rule.  Provisions of the Volcker Rule and the final rules implementing the Volcker Rule restrict certain activities provided by Hilltop Broker-Dealers, including proprietary trading. For purposes of the Volcker Rule, purchases or sales of financial instruments such as securities, derivatives, contracts of sale of commodities for future delivery or options on the foregoing for the purpose of short-term gain are deemed to be proprietary trading (with financial instruments held for less than 60 days presumed to be for proprietary trading unless an alternative purpose can be demonstrated), unless certain exemptions apply. Exempted activities include, among others, the following: 1) underwriting; 2) market making; 3) risk mitigating hedging; 4) trading in certain government securities; 5) employee compensation plans and 6) transactions entered into on behalf of and for the account of clients as agent, broker, custodian or in a trustee or fiduciary capacity. While management continues to assess compliance with the Volcker Rule, we have reviewed our processes and procedures in regard to proprietary trading and we believe we are currently complying with the provisions of the Volcker Rule regarding proprietary trading. However, it remains uncertain how the scope of applicable restrictions and exceptions will be interpreted and administered by the relevant regulators. Absent further regulatory guidance, we are required to make certain assumptions as to the degree to which our activities, processes and procedures in these areas comply with the requirements of the Volcker Rule. If these assumptions are not accurate or if our implementation of compliance processes and procedures is not consistent with regulatory expectations, we may be required to make certain changes to our business activities, processes or procedures, which could further increase our compliance and regulatory risks and costs.

Changing Regulatory Environment. The regulatory environment in which the Hilltop Broker-Dealers operate is subject to frequent change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, FINRA or other U.S. and state governmental regulatory authorities. The business, financial condition and operating results of the Hilltop Broker-Dealers also may be adversely affected by changes in the interpretation and enforcement of existing laws and rules by these governmental and regulatory authorities. In the current era of heightened regulation of financial institutions, the Hilltop Broker-Dealers can expect to incur increasing compliance costs, along with the industry as a whole.

Mortgage Origination

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

On October 22, 2014 the Federal Reserve Board, the SEC and several other agencies collectively issued a final rule that implements the credit risk retention provisions under Section 941 of the Dodd-Frank Act.

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

Appraisals for High-Risk Mortgages.  The final rule permits a creditor to extend a higher-priced (subprime) mortgage loan (“HPML”) only if the following conditions are met (subject to exceptions):  (i) the creditor obtains a written appraisal; (ii)

the appraisal is performed by a certified or licensed appraiser; and (iii) the appraiser conducts a physical property visit of the interior of the property. The rule also requires that during the application process, the applicant receives a notice regarding the appraisal process and their right to receive a free copy of the appraisal.

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

Risk Retention.  This final rule implements the requirements of the Dodd-Frank Act that at least one sponsor of each securitization retains at least 5% of the credit risk of the assets collateralizing asset-backed securities. Sponsors are prohibited from hedging or transferring this credit risk, and the rule applies in both public and private transactions. Securitizations backed by “qualified residential mortgages” or “servicing assets” are exempt from the rule, and the definition of “qualified residential mortgages” is subject to review of the joint regulators every five years. The rule becomes effective on December 24, 2015 with respect to asset-backed securities collateralized by residential mortgages and December 24, 2016 with respect to all other classes of asset-backed securities.

Additional rules and regulations are expected. Any additional regulatory requirements affecting PrimeLending mortgage origination operations will result in increased compliance costs and may impact revenue.

Insurance

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

National Association of Insurance Commissioners.  The National Association of Insurance Commissioners (“NAIC”) is a group consisting of state insurance commissioners that discuss issues and formulate policy with respect to regulation, reporting and accounting for insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states and, to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Certain Model Insurance Laws, Regulations and Guidelines, or Model Laws, have been promulgated by the NAIC as a minimum standard by which state regulatory systems and regulations are measured. Adoption of state laws that provide for substantially similar regulations to those described in the Model Laws is a requirement for accreditation by the NAIC.

The NAIC provides authoritative guidance to insurance regulators on current statutory accounting issues by promulgating and updating a codified set of statutory accounting practices in its Accounting Practices and Procedures Manual. The Texas Department of Insurance has generally adopted these codified statutory accounting practices.

Texas also has adopted laws substantially similar to the NAIC’s risk based capital (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the Texas Department of Insurance to identify potential inadequately capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2014, NLIC and ASIC capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In their 2014 statutory financial statements, both NLIC and ASIC complied with the NAIC’s RBC reporting requirements.

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies. IRIS identifies twelve industry ratios and specifies a range of “usual values” for each ratio. Departure from the usual values on four or more of these ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer’s business. For 2014, all ratios for both NLIC and ASIC were within the usual values with two exceptions. Both companies fell below the indicated minimum investment yield range of 3%, with NLIC at 1.9% and ASIC at 1.5%, due to the concentration in cash at each company. We expect improvement in the yields at both companies as appropriate investment opportunities are identified.

The NAIC adopted an amendment to its “Model Audit Rule” in response to the passage of the Sarbanes-Oxley Act of 2002 (“SOX”). The amendment is effective for financial statements for accounting periods after January 1, 2010. This amendment addresses auditor independence, corporate governance and, most notably, the application of certain provisions of Section 404 of SOX regarding internal control reporting. The rules relating to internal controls apply to insurers with gross direct and assumed written premiums of $500 million or more, measured at the legal entity level (rather than at the insurance holding company level), and to insurers that the domiciliary commissioner selects from among those identified as in hazardous condition, but exempts SOX compliant entities. Neither NLIC nor ASIC currently has direct and assumed written premiums of at least $500 million, but it is conceivable that this may change in the future;  however, NLC must be SOX compliant because it is wholly owned by Hilltop, a public company subject to SOX compliance.

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

In November 2002, in response to the tightening supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act (“TRIA”) was enacted. TRIA was modified and extended by the Terrorism Risk Insurance Extension Act of 2005 and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007. These Acts created a Federal Program designed to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This Program helped the commercial property and casualty insurance industry cover claims related to terrorism-related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, NLC is prohibited from adding certain terrorism exclusions to the policies written by its insurance company subsidiaries. The 2005 Act extended the Program through 2007, but eliminated commercial auto, farm-owners and certain other commercial coverages from its scope. The Terrorism Risk Insurance Program Reauthorization Act of 2015 further extended the Program through December 31, 2020 and set the reimbursement percentage at 85%, subject to a decrease of one percentage point per calendar year until it equals 80%, and the deductible at 20%. Although NLC is protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations. NLC’s deductible under the Program was $1.2 million for 2014 and is estimated to be $0.8 million in 2015. Potential future changes to the TRIA could also adversely affect NLC by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. NLC had no terrorism-related losses in 2014.

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

State dividend limitations.  The Texas Department of Insurance must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year. The greater number is known as the insurer’s extraordinary dividend limit. At December 31, 2014, the extraordinary dividend limit for NLIC and ASIC was $14.9 million and $2.9 million, respectively. In addition, NLC’s insurance companies may only pay dividends out of their earned surplus.

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

NLC did not incur any levies in 2014, 2013 or 2012. Property and casualty insurance company insolvencies or failures may, however, result in additional guaranty fund assessments at some future date. At this time NLC is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations. NLC has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

National Flood Insurance Program.  NLC’s insurance subsidiaries voluntarily participate as Write Your Own carriers in the National Flood Insurance Program (“NFIP”). The NFIP is administered and regulated by the Federal Emergency Management Agency (“FEMA”). NLIC and ASIC operates as a fiscal agent of the Federal government in the selling and administering of the Standard Flood Insurance Policy. This involves writing the policy, the collection of premiums and the paying of covered claims. All pricing is set by FEMA and all collections are made by NLIC and ASIC.

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

Participation in involuntary risk plans.  NLC’s insurance companies are required to participate in residual market or involuntary risk plans in various states where they are licensed that provide insurance to individuals or entities that otherwise would be unable to purchase coverage from private insurers. If these plans experience losses in excess of their capitalization, they may assess participating insurers for proportionate shares of their financial deficit. These plans include the Georgia Underwriting Association, Texas FAIR Plan Association, Texas Windstorm Insurance Agency, the Louisiana Citizens Property Insurance Corporation, the Mississippi Residential Property Insurance Underwriting Association and the Mississippi Windstorm Underwriting Association.  For example in 2005, following Hurricanes Katrina and Rita, the above plans levied collective assessments totaling $10.4 million on NLC’s insurance subsidiaries. Additional assessments, including emergency assessments, may follow. In some of these instances, NLC’s insurance companies should be able to recover these assessments through policyholder surcharges, higher rates or reinsurance. The ultimate impact hurricanes have on the Texas and Louisiana facilities is currently uncertain and future assessments can occur whenever the involuntary facilities experience financial deficits.

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

Item 1A. Risk Factors.

The following discussion sets forth what management currently believes could be the most significant regulatory, market and economic, liquidity, legal and business and operational risks and uncertainties that could impact our business, results of operations and financial condition. Other risks and uncertainties, including those not currently known to us, could also negatively impact our businesses, results of operations and financial condition. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties we may face and the order of their respective significance may change.

Risks Related to our Business

We may fail to realize all of the anticipated benefits of the FNB Transaction or the SWS Merger.

Achieving the anticipated cost savings and financial benefits of the FNB Transaction, the SWS Merger and any other acquisitions we may complete will depend, in part, on our ability to successfully integrate the operations of the respective companies with our own in an efficient and effective manner. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees. In addition, the integration of certain operations will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Any inability to realize the full extent, or any, of the anticipated cost savings and financial benefits of the FNB Transaction or the SWS Merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which could adversely affect our financial condition and cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the acquisitions and contribute to a decrease in the price of our common stock.

If our allowance for loan losses is insufficient to cover actual loan losses, our banking segment earnings will be adversely affected.

As a lender, we are exposed to the risk that we could sustain losses because our borrowers may not repay their loans in accordance with the terms of their loans. We have historically accounted for this risk by maintaining an allowance for loan losses in an amount intended to cover Bank management’s estimate of losses inherent in the loan portfolio. Under the acquisition method of accounting requirements, we were required to estimate the fair value of the loan portfolios acquired in each of the PlainsCapital Merger, the FNB Transaction and the SWS Merger as of the applicable acquisition date and write-down the recorded value of such acquired portfolio to that estimate. For most loans, this process was accomplished by computing the net present value of estimated cash flows to be received from borrowers of these loans. The allowance for loan losses that had been maintained by PlainsCapital Corporation, FNB or SWS, as applicable, prior to the transaction was eliminated in this accounting process. A new allowance for loan losses has been established for loans made by the Bank subsequent to consummation of the PlainsCapital Merger and for any decrease from that originally estimated as of the acquisition date in the estimate of cash flows to be received from the loans acquired in the PlainsCapital Merger and the FNB Transaction. We anticipate that we will establish a new allowance for loan losses for any decrease from that originally estimated as of the acquisition date in the estimate of cash flows to be received from the loans acquired in the SWS Merger.

The estimates of fair value as of the consummation of the PlainsCapital Merger, the FNB Transaction and the SWS Merger were based on economic conditions at such time and on Bank management’s projections concerning both future economic conditions and the ability of the borrowers to continue to repay their loans. If management’s assumptions and projections prove to be incorrect, however, the estimate of fair value may be higher than the actual fair value and we may suffer losses in excess of those estimated. Further, the allowance for loan losses established for new loans or for revised estimates may prove to be inadequate to cover actual losses, especially if economic conditions worsen.

While management will endeavor to estimate the allowance to cover anticipated losses, no underwriting and credit monitoring policies and procedures that we could adopt to address credit risk could provide complete assurance that we will not incur unexpected losses. These losses could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, federal regulators periodically evaluate the adequacy of the allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs based on judgments different from those of our Bank management. As a result, any such increase in our provision for loan losses or additional loan charge-offs could have a material adverse effect on our results of operations and financial condition.

An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.

At December 31, 2014, 42% of the loan portfolio of our banking segment was comprised of loans with real estate as the primary component of collateral. The real estate collateral in each case provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values generally, and in Texas or California specifically, could impair the value of our collateral and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.

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

Our business and results of operations are affected by general economic, market and business conditions. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends to a degree on factors beyond our control, including:

•                  national and local economic conditions, such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, energy prices, bankruptcies, household income and consumer spending;

•                  general economic consequences of international conditions, such as weakness in the European and Asian economies and emerging markets and the impact of that weakness on the U.S. and global economies;

•                  the availability and cost of capital and credit;

•                  incidence of customer fraud; and

•                  federal, state and local laws affecting these matters.

The deterioration of any of these conditions, as we have experienced with past economic downturns, could adversely affect our consumer and commercial businesses and securities portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, the investment portfolio of our insurance segment, our capital levels and liquidity, and our results of operations.

Although the United States has recently seen improvement in certain economic indicators, including improvement in the housing market, increasing consumer confidence, continued growth in private sector employment, and improved credit availability, these improvements are relatively recent and may not be sustainable. Several factors could pose risks to the financial services industry, including political gridlock in Washington, D.C., regulatory uncertainty, continued infrastructure deterioration, and international political unrest. In addition, the current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to banking fees and practices. Each of these factors may adversely affect our fees and costs.

Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.

We conduct our banking operations primarily in Texas. At December 31, 2014, substantially all of the real estate loans in our loan portfolio were secured by properties located in our three largest markets within Texas, with 34.8%, 26.0% and 18.6% secured by properties located in the Dallas/Fort Worth, Austin/San Antonio and Rio Grande Valley/South Texas markets, respectively. Substantially all of the real estate loans in our loan portfolio are made to borrowers who live and conduct business in Texas. Accordingly, economic conditions in Texas have a significant impact on the ability of the Bank’s customers to repay loans, the value of the collateral securing loans and the stability of the Bank’s deposit funding sources. Further, recent declines in crude oil prices may have a more profound effect on the economy of energy-dominant states such as Texas. At December 31, 2014, energy loans comprised 6.5% of the Bank’s loan portfolio, and the Bank also has loans extended to businesses that depend on the energy industry. If crude oil prices remain at low levels for an extended period, the Bank could experience weaker energy loan demand and increased losses within its energy and Texas-related loan portfolios.

In addition, mortgage origination fee income and insurance premium volume are both dependent to a significant degree on economic conditions in Texas and California. During 2014, 23.7% and 15.0% by dollar volume of our mortgage loans originated were collateralized by properties located in Texas and California, respectively. Further, Texas insureds accounted for 69.3% of our insurance segment’s gross premiums written in 2014 and 2013, respectively. Any regional or local economic downturn that affects Texas or, to a lesser extent, California, whether caused by recession, inflation, unemployment, changing oil prices or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated and could have a material adverse effect on our results of operations and financial condition.

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

Our insurance segment writes insurance primarily in the states of Texas, Oklahoma, Arizona, Tennessee, Georgia and Louisiana. In 2014, Texas accounted for 69.3%, Arizona accounted for 9.2%, Oklahoma accounted for 7.7%, Tennessee accounted for 6.0% and Georgia accounted for 3.9% of our premiums. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting these regions or significant portions of these regions could adversely affect our insurance segment’s financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although our insurance segment purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $140.0 million, our insurance segment’s losses would exceed the limits of its reinsurance coverage.

Our risk management processes may not fully identify and mitigate exposure to the various risks that we face, including interest rate, credit, liquidity and market risk.

We continue to refine our risk management techniques, strategies and assessment methods on an ongoing basis. However, risk management techniques and strategies, both ours and those available to the market generally, may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk. For example, we might fail to identify or anticipate particular risks, or the systems that we use, and that are used within our business segments generally, may not be capable of identifying certain risks. Certain of our strategies for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to quantify our risk exposure. Any failures in our risk management techniques and strategies to accurately identify and quantify our risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our quantified modeling does not take all risks into account. As a result, we also take a qualitative approach in reducing our risk. Our qualitative approach to managing those risks could also prove insufficient, exposing us to material unanticipated losses.

Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may impact our net interest income in our banking segment as well as the valuation of our assets and liabilities in each of our segments. Earnings in our banking segment are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our banking segment’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be adversely affected.

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

Our broker-dealer segment holds securities, principally fixed-income municipal bonds, to support sales, underwriting and other customer activities. If interest rates increase, the value of debt securities held in the broker-dealer segment’s inventory would decrease. Rapid or significant changes in interest rates could adversely affect the segment’s bond sales, underwriting activities and broker-dealer businesses. Further, the profitability of our margin and stock lending businesses depends to a great extent on the difference between interest income earned on loans and investments of customer cash balances and the interest expense paid on customer cash balances and borrowings.

Our insurance segment invested over 87% of its invested assets in fixed maturity assets such as bonds and mortgage-backed securities at December 31, 2014. Because bond trading prices decrease as interest rates rise, a significant increase in interest rates could have a material adverse effect on our insurance segment’s financial condition and results of operations. On the other hand, decreases in interest rates could have an adverse effect on our insurance segment’s investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less. Additionally, mortgage-backed securities typically are prepaid more quickly when interest rates fall and the holder must reinvest the proceeds at lower interest rates. In periods of increasing interest rates, mortgage-backed securities typically are prepaid more slowly, which may require our insurance segment to receive interest payments that are below the then prevailing interest rates for longer time periods than expected. The volatility of our insurance segment’s claims may force it to liquidate securities, which may cause it to incur capital losses. If our insurance segment’s investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities. In addition, if we experience market disruption and volatility, such as that experienced in 2009 and 2010, we may experience additional losses on our investments and reductions in our earnings. Investment losses could significantly decrease the asset base and statutory surplus of our insurance segment, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating.

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

Market interest rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder and instability in domestic and foreign financial markets. We may not be able to accurately predict the likelihood, nature and magnitude of such changes or how and to what extent such changes may affect our business. We also may not be able to adequately prepare for, or compensate for, the consequences of such changes. Any failure to predict and prepare for changes in interest rates, or adjust for the consequences of these changes, may adversely affect our earnings and capital levels and overall results of operations and financial condition.

Our bank lending, margin lending, stock lending, securities trading and execution and mortgage purchase businesses are all subject to credit risk.

We are exposed to credit risk in all areas of our business. The Bank is exposed to the risk that its loan customers may not repay their loans in accordance with their terms, the collateral securing the loans may be insufficient, or its loan loss reserve may be inadequate to fully compensate the Bank for the outstanding balance of the loan plus the costs to dispose of the collateral. Our mortgage warehousing activities subject us to credit risk during the period between funding by the Bank and when the mortgage company sells the loan to a secondary investor.

Our broker-dealer business is subject to credit risk if securities prices decline rapidly because the value of our collateral could fall below the amount of the indebtedness it secures. In rapidly appreciating markets, credit risk increases due to short positions. Our securities lending business as well as our securities trading and execution businesses subject us to credit risk if a counterparty fails to perform or if collateral securing its obligations is insufficient. In securities transactions, we are subject to credit risk during the period between the execution of a trade and the settlement by the customer.

Significant failures by our customers, including correspondents, or clients to honor their obligations, together with insufficient collateral and reserves, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our banking segment is subject to funding risks associated with its high deposit concentration and its potential reliance on brokered deposits.

At December 31, 2014, the Bank’s fifteen largest depositors, excluding Hilltop and First Southwest, accounted for 13.24% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding First Southwest, accounted for 7.77% of the Bank’s total deposits. Brokered deposits at December 31, 2014 accounted for 2.8% of the Bank’s total deposits, and we may increase our reliance on brokered deposits in the future. The loss of one or more of our largest Bank customers, a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, or, if we increase our reliance on brokered deposits, the loss of a significant amount of our brokered deposits could adversely affect our liquidity. Additionally, such circumstances could require us to raise deposit rates in an attempt to attract new deposits, or purchase federal funds or borrow funds on a short-term basis at higher rates, which would adversely affect our results of operations. Under applicable regulations, if the Bank were no longer “well capitalized,” the Bank would not be able to accept brokered deposits without the approval of the FDIC.

We are heavily dependent on dividends from our subsidiaries.

We are a financial holding company engaged in the business of managing, controlling and operating our subsidiaries, including the Bank and its subsidiary, PrimeLending, NLC and its two insurance company subsidiaries, NLIC and ASIC, and our Hilltop Securities subsidiaries. We conduct no material business or other activity other than activities incidental to holding stock in the Bank, NLC and the Hilltop Securities subsidiaries. As a result, we rely substantially on the profitability of, and dividends from, these subsidiaries to pay our operating expenses, to satisfy our obligations and to pay dividends on our preferred stock. Each of the Bank, NLC and the Hilltop Securities subsidiaries is subject to significant regulatory restrictions limiting their ability to declare and pay dividends to us. Accordingly, if the Bank, NLC or the Hilltop Securities subsidiaries are unable to make cash distributions to us, then we may be unable to satisfy our obligations or make distributions on our preferred stock.

NLIC and ASIC are also subject to limitations under debt agreements limiting their ability to declare and pay dividends, including the indenture governing NLC’s London Interbank Offered Rate (“LIBOR”) plus 3.40% notes due 2035 and the surplus indentures governing NLIC’s two LIBOR plus 4.10% and 4.05% notes due 2033 and ASIC’s LIBOR plus 4.05% notes due 2034.

We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.

We are subject to extensive federal and state regulation and supervision, including that of the Federal Reserve Board, the Texas Department of Banking, the Texas Department of Insurance, the FDIC, the CFPB, the SEC and FINRA. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders or other debt holders. Insurance regulations promulgated by state insurance departments are primarily intended to protect policyholders rather than stockholders or other debt holders. Likewise, regulations promulgated by FINRA are primarily intended to protect customers of broker-dealer businesses rather than stockholders or other debt holders.

These regulations affect our lending practices, capital structure, capital requirements, investment practices, brokerage and investment advisory activities, dividend policy and growth, among other things. Failure to comply with laws, regulations or policies could result in money damages, civil money penalties or reputational damage, as well as sanctions and supervisory actions by regulatory agencies that could subject us to significant restrictions or suspensions on our business and our ability to expand through acquisitions or branching. Further, our clearing contracts generally include automatic termination provisions that are triggered in the event we are suspended from any of the national exchanges of which we are a member for failure to comply with the rules or regulations thereof. While we have implemented policies and procedures designed to prevent any such violations of laws and regulations, such violations may occur from time to time, which could have a material adverse effect on our financial condition and results of operations.

The U.S. Congress and federal regulatory agencies frequently revise banking and securities laws, regulations and policies. On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly alters the regulation of financial institutions and the financial services industry. The Dodd-Frank Act established the CFPB and requires the CFPB and other federal agencies to implement many provisions of the Dodd-Frank Act. We expect that several aspects of the Dodd-Frank Act may affect our business, including, without limitation, increased capital requirements, increased mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds, executive compensation restrictions and disclosure and reporting requirements. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will affect our business. Compliance with these new laws and regulations likely will result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity.

During the second quarter of 2013, the Bank received a “satisfactory” CRA rating in connection with its most recent CRA performance evaluation. A CRA rating of less than “satisfactory” adversely affects a bank’s ability to establish new branches and impairs a bank’s ability to commence new activities that are “financial in nature” or acquire companies engaged in these activities. Other regulatory exam ratings or findings also may adversely impact our ability to branch, commence new activities or make acquisitions.

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

In July 2013, the Federal Reserve Board approved a final rule that substantially amends the risk-based capital rules applicable to Hilltop and the Bank. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective on a phase-in basis for Hilltop and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios and results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. The application of more stringent capital requirements for Hilltop and the Bank could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements.

In addition, the Federal Reserve Board adopted a final rule in February 2014 that clarifies how companies should incorporate the Basel III regulatory capital reforms into their capital and business projections during the 2014 and subsequent cycles of capital plan submissions and stress tests required under the Dodd-Frank Act. For companies and their subsidiary banks with between $10.0 billion and $50.0 billion in total consolidated assets, the initial stress testing cycle began on October 1, 2013 and the initial nine-quarter planning horizon for stress capital projections continues through the fourth quarter of 2015, which overlaps with the implementation of the Basel III capital reforms beginning on January 1, 2015. At December 31, 2014, Hilltop and the Bank had $9.2 billion and $8.0 billion, respectively, in total consolidated assets and their average of total consolidated assets for the four most recent consecutive quarters was $9.2 billion and $8.1 billion, respectively. Accordingly, Hilltop and the Bank are not currently subject to capital planning and stress testing requirements. However, as a result of the SWS Merger, Hilltop has more than $10.0 billion in assets. If such asset level is maintained, we will become subject to the stress testing requirements, which will increase our cost of regulatory compliance. Management continues to study the implementation of Basel III regulatory capital reforms and stress testing requirements.

In July 2013 the SEC also adopted various amendments to Rules 15c3-1 and 15c3-3 under the Exchange Act related to, among other things, securities lending, certain new deductions from net capital, proprietary accounts of broker-dealer customers, certain broker-dealer insolvency events and corresponding related amendments to books and records rules.

The CFPB has issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.

On January 10, 2013, the CFPB issued a final rule to implement the “qualified mortgage” provisions of the Dodd-Frank Act requiring mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The CFPB’s “qualified mortgage” rule took effect on January 10, 2014. The final rule describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages,” which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose on the underlying property. The CFPB’s “qualified mortgage” rule could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive or time consuming to make these loans. Any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition.

Our broker-dealer business is subject to various risks associated with the securities industry, particularly those impacting the public finance industry.

Our broker-dealer business is subject to uncertainties that are common in the securities industry. These uncertainties include:

•                  intense competition in the public finance and other sectors of the securities industry;

•                  the volatility of domestic and international financial, bond and stock markets;

•                  extensive governmental regulation;

•                  litigation; and

•                  substantial fluctuations in the volume and price level of securities.

As a result, the revenues and operating results of our broker-dealer segment may vary significantly from quarter to quarter and from year to year. Unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide financial advisory, underwriting and other services. Disruptions in fixed income and equity markets could lead to a decline in the volume of transactions executed for customers and, therefore, to declines in revenues from commissions and clearing services. Our broker-dealer business is much smaller and has much less capital than many competitors in the securities industry. In addition, FSC, Southwest Securities and SWS Financial are operating subsidiaries of Hilltop, which means that their activities are limited to those that are permissible for subsidiaries of a financial holding company.

Market fluctuations could adversely impact our broker-dealer business.

Our broker-dealer segment is subject to risks as a result of fluctuations in the securities markets. Our securities trading, market-making and underwriting activities involve the purchase and sale of securities as a principal, which subjects our capital to significant risks. Market conditions could limit our ability to sell securities purchased or to purchase securities sold in such transactions. If price levels for equity securities decline generally, the market value of equity securities that we hold in our inventory could decrease and trading volumes could decline. In addition, if interest rates increase, the value of debt securities we hold in our inventory would decrease. Rapid or significant market fluctuations could adversely affect our business, financial condition, results of operations and cash flow.

In addition, during periods of market disruption, it may be difficult to value certain assets if comparable sales become less frequent or market data becomes less observable.  Certain classes of assets or loan collateral that were in active markets with significant observable data may become illiquid due to the current financial environment.  In such cases, asset valuations may require more estimation and subjective judgment.

Our investment advisory business may be affected if our investment products perform poorly.

Poor investment returns and declines in client assets in our investment advisory business, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by investment products, affects our ability to retain existing assets, prevent clients from transferring their assets out of products or their accounts, or inhibit our ability to attract new clients or additional assets from existing clients. Any such poor performance could adversely affect our investment advisory business and the advisory fees that we earn on client assets.

Our portfolio trading business is highly price competitive and serves a very limited market.

Our portfolio trading business serves one small component of the capital markets group with a small customer base and a high service model, charging competitive commission rates. Consequently, growing or maintaining market share is very price sensitive. We rely upon a high level of customer service and product customization to maintain our market share; however, should prevailing market prices fall, or the size of our market segment or customer base decline, our profitability would be adversely impacted.  In addition, in our portfolio trading business, we purchase securities as principal, which subjects our capital to significant risks.

Our existing correspondents may choose to perform their own clearing services, move their clearing business to one of our competitors or exit the business.

As our correspondents’ operations grow, they often consider the option of performing clearing functions themselves, in a process referred to as “self-clearing.” The option to convert to self-clearing operations may be attractive due to the fact that as the transaction volume of a broker-dealer grows, the cost of implementing the necessary infrastructure for self-clearing may eventually be offset by the elimination of per transaction processing fees that would otherwise be paid to a clearing firm. Additionally, performing their own clearing services allows self-clearing broker-dealers to retain their customers’ margin balances, free credit balances and securities for use in margin lending activities. Furthermore, our correspondents may decide to use the clearing services of one of our competitors or exit the business. Any significant loss of correspondents due to self-clearing or because of their use of a competitor’s clearing service or their exiting the business could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Several of our broker-dealer segment’s product lines rely on favorable tax treatment and changes in federal tax law could impact the attractiveness of these products to our customers.

We offer a variety of services and products, such as individual retirement accounts and municipal bonds, that rely on favorable federal income tax treatment to be attractive to our customers. Should favorable tax treatment of these products be eliminated or reduced, sales of these products could be materially impacted, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our mortgage origination segment is subject to investment risk on loans that it originates.

We intend to sell, and not hold for investment, substantially all residential mortgage loans that we originate through PrimeLending. At times, however, we may originate a loan or execute an interest rate lock commitment (“IRLC”) with a customer pursuant to which we agree to originate a mortgage loan on a future date at an agreed-upon interest rate without having identified a purchaser for such loan. An identified purchaser may also decline to purchase a loan for a variety of reasons. In these instances, we will bear interest rate risk on an IRLC until, and unless, we are able to find a buyer for the loan underlying such IRLC and the risk of investment on a loan until, and unless, we are able to find a buyer for such loan. In addition, if a customer defaults on a mortgage payment shortly after the loan is originated, the purchaser of the loan may have a put right, whereby the purchaser can require us to repurchase the loan at the full amount that it paid. During periods of market downturn, we have at times chosen to hold mortgage loans when the identified purchasers have declined to purchase such loans because we could not obtain an acceptable substitute bid price for such loan. The failure of mortgage loans that we hold on our books to perform adequately could have a material adverse effect on our financial condition, liquidity and results of operations.

Changes in interest rates may change the value of our mortgage servicing rights portfolio which may increase the volatility of our earnings.

We have recently expanded, and may continue to expand, our residential mortgage servicing operations within our mortgage origination segment. As a result of our mortgage servicing business, we have a portfolio of MSR assets. A MSR is the right to service a mortgage loan-collect principal, interest and escrow amounts-for a fee. We measure and carry all of our residential MSR assets using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

One of the principal risks associated with MSR assets is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. During the three months ended September 30, 2014, the mortgage origination segment began using derivative financial instruments, including interest rate swaps and swaptions, as a means to mitigate market risk associated with MSR assets. However, no hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The increasing size of our MSR portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR assets.

At December 31, 2014, the mortgage origination segment’s MSR asset had a fair value of $37.4 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

Income that we recognize in connection with the purchase discount of the credit-impaired loans acquired in the PlainsCapital Merger, the FNB Transaction and the SWS Merger and accounted for under Accounting Standards Codification 310-30 could be volatile in nature and have significant effects on reported net income.

In connection with the PlainsCapital Merger and the FNB Transaction, we acquired loans at a discount of $146.6 million and $343.1 million, respectively, and we anticipate that we will record a discount on loans acquired in the SWS Merger. The PlainsCapital Merger, the FNB Transaction and the SWS Merger have each been accounted for under the acquisition method of accounting. Accordingly, these discounts are amortized and accreted to interest income on a monthly basis. The effective yield and related discount accretion on credit-impaired loans is initially determined at the acquisition date based upon estimates of the timing and amount of future cash flows as well as the amount of credit losses that will be incurred. These estimates are updated quarterly. In future periods, if actual historical results combined with future projections of these factors (amount, timing, or credit losses) differ from the initial projections, the effective yield and the amount of discount recognized will change. Volatility may increase as the variance of actual results from initial projections increases. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. Accretion of $37.4 million and $43.7 million on loans purchased at a discount in the PlainsCapital Merger and FNB Transaction, respectively, were recorded as interest income during the year ended December 31, 2014. As of December 31, 2014, the balance of our discount on loans in the aggregate was $308.9 million, and we anticipate that we will record an additional discount on loans after accounting for the loans acquired in the SWS Merger.

We ultimately may write-off goodwill and other intangible assets resulting from business combinations.

As a result of purchase accounting in connection with our acquisition of NLC, the PlainsCapital Merger and the FNB Transaction, our consolidated balance sheet at December 31, 2014, contained goodwill of $251.8 million and other intangible assets of $59.8 million. The SWS Merger will result in additional intangible assets being recorded based on the determination of fair values of identifiable assets acquired. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, the value of these intangible assets may not be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

A decline in the market for municipal advisory services could adversely affect our business and results of operations.

Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. Revenues from the public finance group of First Southwest represented the largest component of our broker-dealer segment’s net revenues for the year ended December 31, 2014. Unlike other investment banks, First Southwest earns most of its revenues from its advisory fees and, to a lesser extent, from other business activities such as commissions and underwriting. New issuances in the municipal market by cities, counties, school districts, state and other governmental agencies, airports, healthcare institutions, institutions of higher education and other clients that First Southwest’s public finance group serves can be subject to significant fluctuations based on by factors such as changes in interest rates, property tax bases, budget pressures on certain issuers caused by uncertain economic times and other factors. We expect that the reliance of our broker-dealer segment on advisory fees will continue for the foreseeable future, and a decline in public finance advisory engagements or the market for advisory services generally would have an adverse effect on our business and results of operations.

The soundness of other financial institutions could adversely affect our business.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, credit unions, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even negative speculation about, one or more financial services institutions, or the financial services industry in general, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the receivable due us. Any such losses could be material and could materially and adversely affect our business, financial condition, results of operations or cash flows.

We depend on our computer and communications systems and an interruption in service would negatively affect our business.

Our businesses rely on electronic data processing and communications systems. The effective use of technology allows us to better serve customers and clients, increases efficiency and reduces costs. Our continued success will depend, in part, upon our ability to successfully maintain, secure and upgrade the capability of our systems, our ability to address the needs of our clients by using technology to provide products and services that satisfy their demands and our ability to retain skilled information technology employees. Significant malfunctions or failures of our computer systems, computer security, software or any other systems in the trading process (e.g., record retention and data processing functions performed by third parties, and third party software, such as Internet browsers) could cause delays in customer trading activity. Such delays could cause substantial losses for customers and could subject us to claims from customers for losses, including litigation claiming fraud or negligence. In addition, if our computer and communications systems fail to operate properly, regulations would restrict our ability to conduct business. Any such failure could prevent us from collecting funds relating to customer and client transactions, which would materially impact our cash flows. Any computer or communications system failure or decrease in computer system performance that causes interruptions in our operations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our customers and clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

Although we devote significant resources to maintain and regularly upgrade our systems and networks with measures such as intrusion detection and prevention systems and monitoring firewalls to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Our computer systems, software and networks may be adversely affected by cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks; and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances, as a means to promote political ends. If one or more of these events occurs, it could result in the disclosure of confidential client information, damage to our reputation with our clients and the market, customer dissatisfaction, additional costs such as repairing systems or adding new personnel or protection technologies, regulatory penalties, exposure to litigation and other financial losses to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations.

We have been the subject of “denial of services” attacks from external sources that have limited or interrupted the availability of our online banking services. Although to date we are not aware of any material losses relating to cyber-attacks or other information security breaches, we may suffer such losses in the future. We have taken steps to improve and upgrade the security of our systems in response to such threats, but such incidents could occur again, more frequently or on a more significant scale.

In February 2014, FINRA released a report identifying principles and effective practices it expects firms to consider as they develop or enhance their cybersecurity programs. We intend to evaluate our cybersecurity program in light of the guidance in this recent report and will consider incorporating new practices as necessary to meet FINRA’s expectations.

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

The financial advisory and investment banking industries also are intensely competitive industries and will likely remain competitive. Our broker-dealer business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, not subject to the broker-dealer regulatory framework. In addition to competition from firms currently in the industry, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Our broker-dealer business competes on the basis of a number of factors, including the quality of advice and service, technology, product selection, innovation, reputation client relationships and price. Many of our broker-dealer segment’s competitors in the investment banking industry have a greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than our broker-dealer business. Additionally, certain competitors of our financial advisory business have reorganized or plan to reorganize from investment banks into bank holding companies which may provide them with a competitive advantage. These larger and better capitalized competitors may be more capable of responding to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. Increased pressure created by any current or future competitors, or by competitors of our broker-dealer business collectively, could materially and adversely affect our business and results of operations. Increased competition may result in reduced revenue and loss of market share. Further, as a strategic response to changes in the competitive environment, our broker-dealer business may from time to time make certain pricing, service or marketing decisions that also could materially and adversely affect our business and results of operations.

The insurance industry also is highly competitive and has, historically, been characterized by periods of significant price competition, alternating with periods of greater pricing discipline during which competitors focus on other factors, including service, experience, the strength of agent and policyholder relationships, reputation, speed and accuracy of claims payment, perceived financial strength, ratings, scope of business, commissions paid and policy and contract terms and conditions. Our insurance business competes with many other insurers, including large national companies which have greater financial, marketing and management resources than our insurance segment. Many of these competitors also have better ratings and market recognition than our insurance business.

In addition, a number of new, proposed or potential industry developments also could increase competition in our insurance segment’s industry. These developments include changes in practices and other effects caused by the Internet (including direct marketing campaigns by our insurance segment’s competitors in established and new geographic markets), which have led to greater competition in the insurance business and increased expectations for customer service. These developments could prevent our insurance business from expanding its book of business. Our insurance business also faces competition from new entrants into the insurance market. New entrants do not have historic claims or losses to address and, therefore, may be able to price policies on a basis that is not favorable to our insurance business. New competition could reduce the demand for our insurance segment’s insurance products, which could have a material adverse effect on our financial condition and results of operations.

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

Our insurance segment purchases reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2014 and 2013, our insurance segment’s personal lines ceded 10.2% and 10.2%, respectively, of its direct insurance premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 4.6% and 4.6%, respectively, of its direct insurance premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance, inclusive of per risk excess and catastrophe, decreased 4.1% in the year ended December 31, 2014, which is partially attributable to reduced limits, lower rates and lower reinstatement premiums in 2014 of $0.1 million. Reinsurance cost generally fluctuates as a result of storm costs or any changes in capacity within the reinsurance market.

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

At December 31, 2014, our insurance segment had $4.9 million in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and loss adjustment expense recoverables and ceded unearned insurance premiums. Our insurance segment expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Because our insurance segment remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse our insurance segment for losses paid, or delays in reimbursing our insurance segment for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations.

We are subject to legal claims and litigation, including potential securities law liabilities, any of which could have a material adverse effect on our business.

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

Further, in the normal course of business, our broker-dealer segment has been subject to claims by customers and clients alleging unauthorized trading, churning, mismanagement, suitability of investments, breach of fiduciary duty or other alleged misconduct by our employees or brokers. We are sometimes brought into lawsuits based on allegations concerning our correspondents. As underwriters, we are subject to substantial potential liability for material misstatements and omissions in prospectuses and other communications with respect to underwritten offerings of securities.  Prolonged litigation producing significant legal expenses or a substantial settlement or adverse judgment could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our authorized capital stock includes ten million shares of preferred stock, and we currently have 114,068 shares of Series B Preferred Stock issued and outstanding, liquidation preference $1,000 per share, to the Secretary of the Treasury pursuant to the Small Business Lending Fund (“SBLF”). Our board of directors, in its sole discretion, may designate and issue one or more additional series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to determine the designation and number of shares constituting each series of preferred stock, as well as any designations, qualifications, privileges, limitations, restrictions or special or relative rights of additional series. The rights of preferred stockholders may supersede the rights of common stockholders. Preferred stock could be issued with voting and conversion rights that could adversely affect the voting power of the shares of our common stock. The issuance of preferred stock could also result in a series of securities outstanding that would have preferences over the common stock with respect to dividends and in liquidation.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2014, 114,068 shares of preferred stock were designated or outstanding.

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

FINRA. Any change in control of any of the Hilltop Broker-Dealers, including through acquisition, is subject to prior regulatory approval by FINRA which may delay, discourage or prevent an attempted acquisition or other change in control of such broker-dealers.

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

Banking.  At December 31, 2014, our banking segment conducted business at 87 locations throughout Texas, including seven support facilities. Our banking segment’s principal executive offices are located in Dallas, Texas, in space leased by PlainsCapital. We lease 32 banking locations including our principal offices and we own the remaining 55 banking locations. We have options to renew leases at most locations.

Broker-dealer.  Our broker-dealer segment is headquartered in Dallas, Texas and at December 31, 2014 conducted business at 25 locations in 14 states. Each of these offices is leased by First Southwest.

Mortgage Origination.  Our mortgage origination segment is headquartered in Dallas, Texas and at December 31, 2014 conducted business from over 250 locations in 42 states. Each of these locations is leased by PrimeLending.

Insurance.  At December 31, 2014, our insurance segment leases office space in Waco, Texas for all corporate, claims, customer service and data center operations.

After giving effect to the SWS Merger on January 1, 2015, we had leased or owned an aggregate of approximately 450 locations in 44 states.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”.  Our common stock has no public trading history prior to February 12, 2004. Our common stock closed at $19.33 on February 25, 2015. At February 26, 2015, there were 100,296,330 shares of our common stock outstanding with 540 stockholders of record.

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

The following table discloses the high and low sales prices per quarter for our common stock during 2014 and 2013. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price Range
	High	Low
Year Ended December 31, 2014
First Quarter	$25.61	$22.42
Second Quarter	$25.08	$19.72
Third Quarter	$22.39	$19.32
Fourth Quarter	$22.20	$19.27

Year Ended December 31, 2013
First Quarter	$14.21	$12.34
Second Quarter	$16.94	$12.59
Third Quarter	$18.71	$15.46
Fourth Quarter	$24.05	$17.09

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2014 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 20, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders*	600,000	$7.70	3,078,374

Total	600,000	$7.70	3,078,374

*Excludes shares of restricted stock granted under the 2003 equity incentive plan (the “2003 Plan”), as all such shares are vested. No exercise price is required to be paid upon the vesting of the restricted shares of common stock granted. In September 2012, our stockholders approved the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of Hilltop, its subsidiaries and outside directors of Hilltop. Upon the effectiveness of the 2012 Plan, no additional awards are permissible under the 2003 Plan. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2014, 933,004 awards had been granted pursuant to the 2012 Plan, while 11,378 awards were forfeited and are eligible for reissuance. All shares outstanding under the 2003 Plan and the 2012 Plan, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited. No participant in our 2012 Plan may be granted awards in any fiscal year covering more than 1,250,000 shares of our common stock. Excludes 62,994 shares of Hilltop common stock that are issuable pursuant to awards assumed in the SWS Merger, as these awards were not assumed until January 1, 2015.

Issuer Repurchases of Equity Securities

There were no repurchases of shares of common stock during the three months ended December 31, 2014.

Recent Sales of Unregistered Securities

On October 15, 2014, we issued an aggregate of 2,292 shares of common stock under the 2012 Plan to certain non-employee directors as compensation for their service on our Board of Directors during the third quarter of 2014. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

Our historical consolidated balance sheet data at December 31, 2014 and 2013 and our consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited historical consolidated financial statements included elsewhere in this Annual Report. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. Our operating results for 2012 include the results from the operations acquired in the PlainsCapital Merger for the month of December 2012 and the operations acquired in the FNB Transaction are included in our operating results beginning September 14, 2013 (dollars in thousands, except per share data and weighted average shares outstanding).

	2014	2013	2012	2011	2010
Statement of Operations Data:
Total interest income	$388,769	$329,075	$39,038	$11,049	$8,154
Total interest expense	27,628	32,874	10,196	8,985	8,971
Net interest income (loss)	361,141	296,201	28,842	2,064	(817)
Provision for loan losses	16,933	37,158	3,800	—	—
Net interest income (loss) after provision for loan losses	344,208	259,043	25,042	2,064	(817)
Total noninterest income	799,311	850,085	224,232	141,650	124,073
Total noninterest expense	965,353	911,735	255,517	155,254	124,811
Income (loss) before income taxes	178,166	197,393	(6,243)	(11,540)	(1,555)
Income tax expense (benefit)	65,608	70,684	(1,145)	(5,009)	(1,007)
Net income (loss)	112,558	126,709	(5,098)	(6,531)	(548)
Less: Net income attributable to noncontrolling interest	908	1,367	494	—	—
Income (loss) attributable to Hilltop	111,650	125,342	(5,592)	(6,531)	(548)
Dividends on preferred stock and other (1)	5,703	4,327	259	—	12,939
Income (loss) applicable to Hilltop common stockholders	$105,947	$121,015	$(5,851)	$(6,531)	$(13,487)

Per Share Data:
Net income (loss) - basic	$1.18	$1.43	$(0.10)	$(0.12)	$(0.24)
Weighted average shares outstanding - basic	89,710	84,382	58,754	56,499	56,492
Net income (loss) - diluted	$1.17	$1.40	$(0.10)	$(0.12)	$(0.24)
Weighted average shares outstanding - diluted	90,573	90,331	58,754	56,499	56,492
Book value per common share	$14.93	$13.27	$12.34	$11.60	$11.56
Tangible book value per common share	$11.47	$9.70	$8.37	$11.01	$10.95

Balance Sheet Data:
Total assets	$9,242,416	$8,904,122	$7,286,865	$925,425	$939,641
Cash and due from banks	782,473	713,099	722,039	578,520	649,439
Securities	1,109,461	1,261,989	1,081,066	224,200	148,965
Investment in SWS common stock (2)	70,282	—	—	—	—
Loans held for sale	1,309,693	1,089,039	1,401,507	—	—
Non-covered loans, net of unearned income	3,920,476	3,514,646	3,152,396	—	—
Covered loans	642,640	1,006,369	—	—	—
Allowance for loan losses	(41,652)	(34,302)	(3,409)	—	—
Goodwill and other intangible assets, net	311,591	322,729	331,508	33,062	34,587
Total deposits	6,369,892	6,722,918	4,700,461	—	—
Notes payable	56,684	56,327	141,539	131,450	138,350
Junior subordinated debentures	67,012	67,012	67,012	—	—
Total stockholders’ equity	1,461,239	1,311,922	1,146,550	655,383	653,055

Performance Ratios (3):
Return on average stockholders’ equity	8.01%	10.48%	-0.62%
Return on average assets	1.26%	1.66%	-0.08%
Net interest margin (taxable equivalent) (4)	4.74%	4.47%	4.64%
Efficiency ratio (5)(6)(7)	61.17%	42.58%	NM

Asset Quality Ratios (3):
Total nonperforming assets to total loans and other real estate (6)	4.14%	3.70%	NM
Allowance for loan losses to nonperforming loans (6)	74.01%	136.39%	NM
Allowance for loan losses to total loans (6)	0.91%	0.76%	NM
Net charge-offs to average loans outstanding (6)	0.21%	0.18%	NM

Capital Ratios:
Equity to assets ratio	15.80%	14.73%	15.71%	70.82%	69.50%
Tangible common equity to tangible assets	11.59%	10.19%	10.05%	69.74%	68.33%

	2014	2013	2012	2011	2010
Regulatory Capital Ratios (3):
Hilltop - Leverage ratio (8)	14.17%	12.81%	13.08%
Hilltop - Tier 1 risk-based capital ratio	19.02%	18.53%	17.72%
Hilltop - Total risk-based capital ratio	19.69%	19.13%	17.81%
Bank - Leverage ratio (8)	10.31%	9.29%	8.84%
Bank - Tier 1 risk-based capital ratio	13.74%	13.38%	11.83%
Bank - Total risk-based capital ratio	14.45%	14.00%	11.93%

Other Data (9):
Net loss and LAE ratio	57.4%	70.3%	74.4%	72.2%	60.5%
Expense ratio	31.9%	32.3%	34.4%	34.0%	36.0%
GAAP combined ratio	89.3%	102.6%	108.8%	106.2%	96.5%
Statutory surplus (10)	$141,989	$125,054	$120,319	$118,708	$119,297
Statutory premiums to surplus ratio	115.8%	130.7%	125.0%	119.4%	102.0%

(1) Series A preferred stock was redeemed in September 2010.

(2) For periods prior to 2014, Hilltop’s investment in SWS common stock was accounted for and included within its available for sale securities portfolio.

(3) Noted measures are typically used for measuring the performance of banking and financial institutions. Our operations prior to the PlainsCapital Merger are limited to our insurance operations. Therefore, noted measures for periods prior to 2012 are not a useful measure and have been excluded.

(4) Taxable equivalent net interest income divided by average interest-earning assets. Our operations prior to the PlainsCapital Merger are limited to our insurance operations. Therefore, noted measure for 2012 reflects the ratio for the month ended December 31, 2012.

(5) Noninterest expenses divided by the sum of total noninterest income and net interest income for the year.

(6) Noted measures are typically used for measuring the performance of banking and financial institutions. Our operations prior to the PlainsCapital Merger are limited to our insurance operations. Additionally, noted measure is not meaningful (“NM”) in 2012.

(7) Only considers operations of banking segment.

(8) Ratio for 2012 was calculated using the average assets for the month of December.

(9) Only considers operations of insurance segment.

(10) Statutory surplus includes combined surplus of NLIC and ASIC.

GAAP Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We present two measures in our selected financial data that are not measures of financial performance recognized by GAAP. “Tangible book value per common share” is defined as our total stockholders’ equity, excluding preferred stock, reduced by goodwill and other intangible assets, divided by total common shares outstanding. “Tangible common equity to tangible assets” is defined as our total stockholders’ equity, excluding preferred stock, reduced by goodwill and other intangible assets divided by total assets reduced by goodwill and other intangible assets. These measures are important to investors interested in changes from period to period in tangible common equity per share exclusive of changes in intangible assets. For companies such as ours that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill and other intangible assets related to those transactions.

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

	December 31,
	2014	2013	2012	2011	2010

Book value per common share	$14.93	$13.27	$12.34	$11.60	$11.56
Effect of goodwill and intangible assets per share	$(3.46)	$(3.57)	$(3.97)	$(0.59)	$(0.61)
Tangible book value per common share	$11.47	$9.70	$8.37	$11.01	$10.95

Hilltop stockholders’ equity	$1,460,452	$1,311,141	$1,144,496	$655,383	$653,055
Less: preferred stock	114,068	114,068	114,068	—	—
Less: goodwill and intangible assets, net	311,591	322,729	331,508	33,062	34,587
Tangible common equity	1,034,793	874,344	698,920	622,321	618,468

Total assets	9,242,416	8,904,122	7,286,865	925,425	939,641
Less: goodwill and intangible assets, net	311,591	322,729	331,508	33,062	34,587
Tangible assets	8,930,825	8,581,393	6,955,357	892,363	905,054

Equity to assets	15.80%	14.73%	15.71%	70.82%	69.50%
Tangible common equity to tangible assets	11.59%	10.19%	10.05%	69.74%	68.33%

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

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Southwest Securities” refer to Southwest Securities, Inc. (a wholly owned subsidiary of Hilltop Securities), references to “SWS Financial” refer to SWS Financial Services, Inc. (a wholly owned subsidiary of Hilltop Securities), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “FNB” refer to First National Bank, references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of Hilltop Securities) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, LLC (a wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, and references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole.

OVERVIEW

We are a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. Our primary line of business is to provide business and consumer banking services from offices located throughout Texas through the Bank. We also provide an array of financial products and services through our broker-dealer, mortgage origination and insurance segments.

Through December 31, 2014, the Company delivered these financial products and services through the following primary operating business units.

PlainsCapital.  PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, traditional banking services, residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, fixed income sales, asset management, and correspondent clearing services.

NLC.  NLC is a property and casualty insurance holding company, headquartered in Waco, Texas, that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

At December 31, 2014, on a consolidated basis, we had total assets of $9.2 billion, total deposits of $6.4 billion, total loans, including loans held for sale, of $5.8 billion and stockholders’ equity of $1.5 billion. Our operating results beginning December 1, 2012 include the banking, mortgage origination and broker-dealer (formerly financial advisory) operations acquired in the PlainsCapital Merger (defined hereafter). Accordingly, our operating results and financial condition for the years ended December 31, 2014 and 2013 are not comparable to prior years. The operations acquired in the FNB Transaction (defined hereafter) are included in the results of our banking operations beginning September 14, 2013.

Effective January 1, 2015, in connection with our acquisition of SWS Group, Inc. (“SWS”), we modified our organizational structure into three primary operating business units, PlainsCapital (banking and mortgage origination), Hilltop Securities (broker-dealer) and NLC (insurance). The PlainsCapital unit continues to include the Bank and PrimeLending, while the new Hilltop Securities unit includes First Southwest (transferred from the PlainsCapital unit effective January 1, 2015), Southwest Securities and SWS Financial (both acquired on January 1, 2015).

Company Background

In January 2007, we acquired NLC, a property and casualty insurance holding company. As a result, our subsequent primary operations through November 2012 were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through NLC’s wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

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

On January 1, 2015, we completed our acquisition of SWS in a stock and cash transaction, whereby SWS merged with and into Hilltop Securities, formerly Peruna LLC, a wholly owned subsidiary of Hilltop formed for the purpose of facilitating this transaction (the “SWS Merger”). SWS’s broker-dealer subsidiaries, Southwest Securities and SWS Financial, became subsidiaries of Hilltop Securities. Immediately following the SWS Merger, SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank, an indirect wholly owned subsidiary of Hilltop. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.0 million, consisting of 10.0 million shares of common stock, $78.2 million in cash and $70.3 million associated with our existing investment in SWS common stock. Additionally, due to appraisal rights proceedings filed in connection with the SWS Merger, the merger consideration is subject to change, and therefore, preliminary at this time. The SWS Merger will be accounted for using the acquisition method of accounting, and accordingly, purchased assets, including identifiable intangible assets and assumed liabilities will be recorded at their respective acquisition date fair values using significant estimates and assumptions to value certain identifiable assets acquired and liabilities assumed.

Segment Information

Through December 31, 2014, we had two primary operating business units, PlainsCapital (financial services and products) and NLC (insurance). Within the PlainsCapital unit were three primary wholly owned operating subsidiaries: the Bank, PrimeLending and First Southwest. Under accounting principles generally accepted in the United States (“GAAP”), our business units were comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. The SWS Merger has not resulted in changes to our four reportable business segments. Consistent with the segment operating results during 2013 and 2014, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer, mortgage origination and insurance segments. Based on historical results of PlainsCapital Corporation, which we acquired on November 30, 2012, the relative share of total revenue provided by our banking and mortgage origination segments fluctuates depending on market conditions, and operating results for the mortgage origination segment tend to be more volatile than operating results for the banking segment.

The banking segment includes the operations of the Bank and, since September 14, 2013, the operations acquired in the FNB Transaction. Beginning January 1, 2015, the banking segment will also include the operations of the former SWS FSB. The banking segment primarily provides business and consumer banking products and services from offices located throughout Texas and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income, while also deriving revenue from other sources, including service charges on customer deposit accounts and trust fees.

The broker-dealer segment has historically generated a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services at First Southwest. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and Financial Industry Regulatory Authority, and First Southwest Asset Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940. FSC holds trading securities to support sales, underwriting and other customer activities. These securities are marked to market through other noninterest income. FSC uses derivatives to support mortgage origination programs of certain non-profit housing organization clients. FSC hedges its related exposure to interest rate risk from these programs with U.S. Agency to-be-announced (“TBA”) mortgage-backed securities. These derivatives are marked to market through other noninterest income. Beginning January 1, 2015, the broker-dealer segment will also include the operations of Southwest Securities and SWS Financial.

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

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$334,377	$12,144	$(12,591)	$3,672	$5,219	$18,320	$361,141
Provision for loan losses	16,916	17	—	—	—	—	16,933
Noninterest income	67,438	119,451	456,776	173,577	5,985	(23,916)	799,311
Noninterest expense	245,790	124,715	431,820	151,541	13,878	(2,391)	965,353
Income (loss) before income taxes	$139,109	$6,863	$12,365	$25,708	$(2,674)	$(3,205)	$178,166

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2013	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$293,254	$12,064	$(37,840)	$7,442	$(1,597)	$22,878	$296,201
Provision for loan losses	37,140	18	—	—	—	—	37,158
Noninterest income	71,045	102,714	537,497	166,163	—	(27,334)	850,085
Noninterest expense	155,102	112,360	472,284	166,006	10,439	(4,456)	911,735
Income (loss) before income taxes	$172,057	$2,400	$27,373	$7,599	$(12,036)	$—	$197,393

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2012	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$24,885	$1,191	$(4,987)	$4,730	$39	$2,984	$28,842
Provision for loan losses	3,670	130	—	—	—	—	3,800
Noninterest income	4,601	10,909	57,618	154,147	—	(3,043)	224,232
Noninterest expense	16,130	11,078	50,296	163,585	14,487	(59)	255,517
Income (loss) before income taxes	$9,686	$892	$2,335	$(4,708)	$(14,448)	$—	$(6,243)

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $361.1 million in net interest income during the year ended December 31, 2014, compared with net interest income of $296.2 million in 2013 and net interest income of $28.8 million in 2012. The year-over-year increases in net interest income were primarily due to the inclusion of those operations acquired as a part of the PlainsCapital Merger and FNB Transaction within our banking segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)                                     Investment and securities advisory fees and commissions.  Through our wholly owned subsidiary, First Southwest, we provide public finance advisory and various investment banking and brokerage services. We generated $101.9 million, $93.1 million and $11.2 million in investment advisory fees and commissions and securities brokerage fees and commissions during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively.

(ii)                                  Income from mortgage operations. Through our wholly owned subsidiary, PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, we generated $453.4 million, $537.3 and $57.6 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)                               Net insurance premiums earned.  Through our wholly owned insurance subsidiary, NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $164.5 million, $157.5 million and $146.7 million in net insurance premiums earned during 2014, 2013 and 2012, respectively.

In the aggregate, we generated $799.3 million, $850.1 million and $224.2 million in noninterest income during 2014, 2013 and 2012, respectively. The significant year-over-year decrease in noninterest income in 2014 compared to 2013 was primarily due to the decrease in loan origination volume within our mortgage origination segment and, to a lesser extent, the recognition of a pre-tax bargain purchase gain related to the FNB Transaction of $12.6 million during 2013 within our banking segment, partially offset by increases in noninterest income in our banking, insurance and broker-dealer segments. The significant year-over-year increase in noninterest income during 2013 was primarily due to the inclusion of the mortgage origination and broker-dealer operations that we acquired as a part of the PlainsCapital Merger.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders for the year ended December 31, 2014 was $105.9 million, or $1.17 per diluted share, compared with net income applicable to common stockholders of $121.0 million, or $1.40 per diluted share, for the year ended December 31, 2013, and net loss applicable to common stockholders of $5.9 million, or $0.10 per diluted share for the year ended December 31, 2012. The consolidated operating results for 2013 include the recognition of a bargain purchase gain related to the FNB Transaction of $12.6 million, before income taxes of $4.5 million.

As a result of the PlainsCapital Merger, the net income of PlainsCapital is included in our operating results for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012. The operations acquired in the FNB Transaction are included in our operating results beginning September 14, 2013, and are therefore not fully reflected in our consolidated statement of operations for the year ended December 31, 2013. We expect the operations acquired in the FNB Transaction to have a significant effect on the Bank’s operating results in future periods. The operations, assets and liabilities acquired in the SWS Merger will be included in our balance sheet and operating results beginning January 1, 2015, and we expect them to have a significant effect on our broker-dealer segment in future periods.

Certain items included in net income for 2014, 2013 and 2012 resulted from purchase accounting associated with the PlainsCapital Merger and FNB Transaction. Income before taxes for 2014 includes net accretion of $33.9 million and $49.2 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $9.2 million and $1.0 million, respectively, compared with net accretion of $58.5 million and $10.2 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $9.8 million and $0.3 million, respectively, during 2013. Loss before taxes for 2012 includes net accretion of $5.9 million on earning assets and liabilities acquired in the PlainsCapital Merger and amortization of identifiable intangibles of $0.8 million.

We consider the ratios shown in the table below to be key indicators of our performance.

	Year Ended December 31,		Month Ended
	2014	2013	December 31, 2012
Performance Ratios:
Return on average stockholders’ equity (1)	8.01%	10.48%	-0.62%
Return on average assets (1)	1.26%	1.66%	-0.08%
Net interest margin (taxable equivalent) (2)	4.74%	4.47%	4.64%

(1) Noted measure is typically used for measuring the performance of banking and financial institutions. Our operations prior to the acquisition of PlainsCapital are limited to our insurance operations. Therefore, noted measure for 2012 is not comparable to subsequent periods.

(2) Taxable equivalent net interest income divided by average interest-earning assets.

During the year ended December 31, 2014, the consolidated taxable equivalent net interest margin of 4.74% was impacted by PlainsCapital Merger related accretion of discount on loans of $37.4 million, amortization of premium on acquired securities of $4.1 million and amortization of premium on acquired time deposits of $0.6 million. Additionally, FNB Transaction related accretion of discount on loans of $43.6 million and amortization of premium on acquired time deposits of $5.5 million also impacted the consolidated taxable equivalent net interest margin during the year ended December 31, 2014. These items increased the consolidated taxable equivalent net interest margin by 125 basis points for the year ended December 31, 2014. During the year ended December 31, 2013, the consolidated taxable equivalent net interest margin of 4.47% was impacted by PlainsCapital Merger related accretion of discount on loans of $61.8 million, amortization of premium on acquired securities of $5.7 million and amortization of premium on acquired time deposits of $2.4 million. Additionally, FNB Transaction related accretion of discount on loans of $7.5 million and amortization of premium on acquired time deposits of $2.7 million also impacted the consolidated taxable equivalent net interest margin during the year ended December 31, 2013. These items increased the consolidated taxable equivalent net interest margin by 103 basis points for the year ended December 31, 2013. The consolidated taxable equivalent net interest margin was 4.64% for the month ended December 31, 2012. The taxable equivalent net interest margin was impacted by PlainsCapital Merger related accretion of discount on loans of $6.3 million, amortization of premium on acquired securities of $0.7 million and amortization of premium on acquired time deposits of $0.4 million. These items increased the consolidated taxable equivalent interest margin by 110 basis points for the month ended December 31, 2012.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands). Our operations prior to the PlainsCapital Merger were limited to our insurance operations. Therefore, the consolidated net interest income for 2012 reflects details for the month ended December 31, 2012.

	Year Ended December 31,						Month Ended December 31,
	2014			2013			2012
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,461,611	$341,458	6.21%	$4,584,079	$284,782	6.15%	$4,513,214	$23,900	6.15%
Investment securities - taxable	1,072,564	29,206	2.72%	947,844	27,078	2.85%	675,631	1,604	2.81%
Investment securities - non-taxable (2)	182,881	7,028	3.84%	192,933	7,158	3.71%	230,733	698	2.51%
Federal funds sold and securities purchased under agreements to resell	18,120	52	0.29%	27,996	113	0.40%	54,017	106	2.35%
Interest-bearing deposits in other financial institutions	698,638	1,602	0.23%	727,284	1,848	0.25%	574,913	121	0.25%
Other	229,461	11,770	5.16%	160,320	10,479	6.58%	159,181	651	4.84%
Interest-earning assets, gross	7,663,275	391,116	5.08%	6,640,456	331,458	4.96%	6,207,689	27,080	5.04%
Allowance for loan losses	(40,516)			(22,906)			(159)
Interest-earning assets, net	7,622,759			6,617,550			6,207,530
Noninterest-earning assets	1,343,070			996,327			782,958
Total assets	$8,965,829			$7,613,877			$6,990,488

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,490,748	$15,742	0.35%	$3,923,895	$14,877	0.38%	$3,233,503	$1,013	0.37%
Notes payable and other borrowings	934,031	11,886	1.27%	823,478	17,997	2.19%	1,048,113	1,351	1.51%
Total interest-bearing liabilities	5,424,779	27,628	0.51%	4,747,373	32,874	0.69%	4,281,616	2,364	0.65%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,862,277			1,370,029			1,322,023
Other liabilities	283,922			299,871			488,759
Total liabilities	7,570,978			6,417,273			6,092,398
Stockholders’ equity	1,394,351			1,195,960			896,567
Noncontrolling interest	500			644			1,523
Total liabilities and stockholders' equity	$8,965,829			$7,613,877			$6,990,488

Net interest income (2)		$363,488			$298,584			$24,716
Net interest spread (2)			4.57%			4.27%			4.39%
Net interest margin (2)			4.74%			4.47%			4.64%

(1) Average balance includes non-accrual loans.

(2) Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $2.3 million, $2.4 million and $0.2 million for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively.

On a consolidated basis, net interest income increased $64.9 million during 2014, compared with 2013, while net interest income increased $267.4 million during 2013, compared with 2012. These increases were primarily due to the inclusion of those operations acquired as a part of the PlainsCapital Merger and FNB Transaction within our banking segment. Net interest income prior to December 2012 was limited to interest income on securities and interest expense on notes payable of the insurance segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, primarily in the banking segment, was $16.9 million and $37.2 million during 2014 and 2013, respectively. During 2014 and 2013, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $6.1 million and $33.1 million, respectively, and purchased credit impaired (“PCI”) loans of $10.8 million and $4.1 million, respectively.

Consolidated noninterest income decreased $50.8 million during 2014, compared with 2013, while consolidated noninterest income increased $625.9 million during 2013, compared with 2012. These year-over-year changes included the recognition of a pre-tax bargain purchase gain related to the FNB Transaction of $12.6 million during 2013. The remaining changes in noninterest income between 2014 and 2013 included the reduction in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment of $83.9 million, slightly offset by increases in noninterest income in our insurance and broker-dealer segments of $7.4 million and $16.7 million, respectively. The remaining changes between 2013 and 2012 were primarily due to the inclusion of noninterest income generated from the operations of the mortgage origination and broker-dealer segments acquired in the PlainsCapital Merger. Consolidated noninterest income during 2013 also included an increase in net insurance premiums earned of $10.8 million, compared with 2012.

Our consolidated noninterest expense during 2014 increased $53.6 million, compared with 2013, while consolidated noninterest expense during 2013 increased $656.2 million, compared with 2012. The year-over-year changes between 2014 and 2013 included significant increases in noninterest expenses within our banking segment of $90.7 million, primarily due to the inclusion of those operations acquired as part of the FNB Transaction and within our broker-dealer segment of $12.4 million due to increases in professional fees and compensation costs that vary with noninterest income. These increases were partially offset by significant decreases in noninterest expenses within our mortgage origination segment of $40.5 million, primarily due to reductions in variable compensation tied to mortgage loan originations and initiatives to decrease segment operating costs, and within our insurance segment of $14.5 million due to improved claims loss experience associated with the significant decline in the severity of severe weather-related events during 2014. Changes between 2014 and 2013 within the major components of noninterest expense included increases of $10.2 million in employees’ compensation and benefits, $15.4 million in occupancy and equipment and $43.6 million in other expenses partially offset by decreases of $16.3 million in loss and loss adjustment expenses. The year-over-year changes between 2013 and 2012 primarily resulted from the inclusion of employees’ compensation and benefits, occupancy and equipment and other expenses specifically attributable to those segments acquired as a part of the PlainsCapital Merger. Included in employee’s compensation and benefits expense during 2012 is an $8.9 million expense related to the separate retention agreements between Hilltop and two executive officers of PlainsCapital entered into in connection with the PlainsCapital Merger. Other noninterest expenses during 2012 include PlainsCapital Merger related expenses of $6.6 million. The balance of increases in our consolidated noninterest expenses between 2013 and 2012 were primarily related to loss and LAE and policy acquisition and other underwriting expenses specific to our insurance segment.

Consolidated income tax expense during 2014 and 2013 were $65.6 million and $70.7 million, respectively, reflecting effective rates of 36.8% and 35.8%, respectively. During 2012, we recorded an income tax benefit, due to losses from operations, of $1.1 million, reflecting an effective rate of 18.3%. The effective income tax rate for 2012 is not indicative of future effective income tax rates due to the inclusion of those operations acquired as a part of the PlainsCapital Merger beginning December 1, 2012.

Segment Results

Banking Segment

Income before income taxes in our banking segment for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012 was $139.1 million, $172.1 million and $9.7 million, respectively. These year-over-year changes included the recognition of a pre-tax bargain purchase gain related to the FNB Transaction of $12.6 million during the year ended December 31, 2013. The remaining changes in income before income taxes during the year ended December 31, 2014, compared with the year ended December 31, 2013, were primarily due to an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in the provision for loan losses. The operations acquired as a part of the FNB Transaction had a significant effect on each of the components of income before income taxes during the year ended December 31, 2014, compared with the year ended December 31, 2013. The remaining changes in income before income taxes, and each of its components, are not comparable between the 2013 and 2012 periods since the operations of our banking segment was acquired as a part of the PlainsCapital Merger.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Year Ended December 31,		Month Ended
	2014	2013	December 31, 2012
Performance Ratios:
Efficiency ratio (1)(2)	61.17%	42.58%	NM
Return on average assets (1)	1.20%	1.78%	NM
Net interest margin (taxable equivalent) (3)	5.00%	5.17%	5.83%

(1) The banking segment was acquired on November 30, 2012. Therefore, noted measure for periods prior to 2013 is not meaningful.

(2) Noninterest expenses divided by the sum of total noninterest income and net interest income for the period.

(3) Taxable equivalent net interest income divided by average interest-earning assets.

During the year ended December 31, 2014, the banking segment’s taxable equivalent net interest margin of 5.00% was impacted by PlainsCapital Merger related accretion of discount on loans of $37.4 million, amortization of premium on acquired securities of $4.1 million and amortization of premium on acquired time deposits of $0.6 million. Additionally,

FNB Transaction related accretion of discount on loans of $43.6 million and amortization of premium on acquired time deposits of $5.5 million also impacted the banking segment’s taxable equivalent net interest margin during the year ended December 31, 2014. These items increased the banking segment’s taxable equivalent net interest margin by 143 basis points for the year ended December 31, 2014. During the year ended December 31, 2013, the banking segment’s taxable equivalent net interest margin of 5.17% was impacted by PlainsCapital Merger related accretion of discount on loans of $61.8 million, amortization of premium on acquired securities of $5.7 million and amortization of premium on acquired time deposits of $2.4 million. Additionally, FNB Transaction related accretion of discount on loans of $7.5 million and amortization of premium on acquired time deposits of $2.7 million also impacted the banking segment’s taxable equivalent net interest margin during the year ended December 31, 2013. These items increased the banking segment’s taxable equivalent net interest margin by 120 basis points for the year ended December 31, 2013. The banking segment’s taxable equivalent net interest margin for the month ended December 31, 2012 of 5.83% was impacted by PlainsCapital Merger related accretion of discount on loans of $6.3 million, amortization of premium on acquired securities of $0.7 million and amortization of premium on acquired time deposits of $0.4 million. These items increased the banking segment’s taxable equivalent interest margin by 140 basis points for the month ended December 31, 2012.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended December 31,						Month Ended December 31,
	2014			2013			2012
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,189,895	$292,859	6.99%	$3,279,228	$238,314	7.27%	$2,886,549	$19,228	7.77%
Subsidiary warehouse lines of credit	912,652	34,598	3.79%	947,064	51,114	5.40%	1,261,768	5,984	5.51%
Investment securities - taxable	886,168	17,956	2.03%	792,860	14,625	1.84%	494,285	444	1.08%
Investment securities - non-taxable (2)	149,656	5,800	3.88%	158,739	5,734	3.61%	175,850	481	2.24%
Federal funds sold and securities purchased under agreements to resell	18,120	52	0.29%	26,373	75	0.28%	33,180	48	1.75%
Interest-bearing deposits in other financial institutions	527,678	1,362	0.26%	494,220	1,319	0.27%	310,747	68	0.26%
Other	45,225	1,717	3.80%	31,794	1,311	4.12%	33,594	57	2.03%
Interest-earning assets, gross	6,729,394	354,344	5.27%	5,730,278	312,492	5.45%	5,195,973	26,310	5.87%
Allowance for loan losses	(40,352)			(22,752)			248
Interest-earning assets, net	6,689,042			5,707,526			5,196,221
Noninterest-earning assets	1,245,722			940,880			804,190
Total assets	$7,934,764			$6,648,406			$6,000,411

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,451,191	$15,801	0.35%	$3,900,867	$14,889	0.38%	$3,161,312	$1,009	0.38%
Notes payable and other borrowings	587,921	1,780	0.30%	391,111	1,340	0.34%	560,572	123	0.26%
Total interest-bearing liabilities (3)	5,039,112	17,581	0.35%	4,291,978	16,229	0.38%	3,721,884	1,132	0.36%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,808,225			1,419,594			1,397,308
Other liabilities	35,755			39,028			58,491
Total liabilities	6,883,092			5,750,600			5,177,683
Stockholders’ equity	1,051,672			897,806			822,728
Total liabilities and stockholders’ equity	$7,934,764			$6,648,406			$6,000,411

Net interest income (2)		$336,763			$296,263			$25,178
Net interest spread (2)			4.92%			5.07%			5.51%
Net interest margin (2)			5.00%			5.17%			5.65%

(1) Average balance includes non-accrual loans.

(2) Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $2.0 million, $2.0 million and $0.2 million for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively.

(3) Excludes the allocation of interest expense on PlainsCapital debt of $1.1 million, $1.0 million and $0.1 million for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively.

The banking segment’s net interest margin shown above exceeds our consolidated net interest margin. Our consolidated net interest margin includes the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, as well as the borrowing costs of Hilltop and PlainsCapital, both of which reduce our consolidated net interest margin. In addition, the banking segment’s interest earning assets include lines of credit extended to subsidiaries. Such yields and costs are eliminated from the consolidated financial statements.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands). Because the operations of the banking segment acquired in the PlainsCapital Merger are not included in our results of operations for the full fiscal year ended December 31, 2012, the table summarizing the changes in our net interest income between the year ended December 31, 2013 and the month ended December 31, 2012 due to variances in the volume of our interest-earning assets and interest-bearing liabilities would not be meaningful and has therefore been omitted.

	Year Ended December 31,
	2014 v. 2013
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans, gross	$66,182	$(11,637)	$54,545
Subsidiary warehouse lines of credit	(1,857)	(14,659)	(16,516)
Investment securities - taxable	1,721	1,610	3,331
Investment securities - non-taxable (2)	(328)	394	66
Federal funds sold and securities purchased under agreements to resell	(23)	—	(23)
Interest-bearing deposits in other financial institutions	89	(46)	43
Other	554	(148)	406
Total interest income (2)	66,338	(24,486)	41,852

Interest expense
Deposits	$2,101	$(1,189)	$912
Notes payable and other borrowings	674	(234)	440
Total interest expense	2,775	(1,423)	1,352

Net interest income (2)	$63,563	$(23,063)	$40,500

(1) Changes attributable to both volume and yield/rate are included in yield/rate column.

(2) Taxable equivalent.

Taxable equivalent net interest income increased $40.5 million during the year ended December 31, 2014, compared with the year ended December 31, 2013. Increases in the volume of interest-earning assets, primarily loans acquired in the FNB Transaction, increased taxable equivalent net interest income by $66.4 million during the year ended December 31, 2014, compared with the year ended December 31, 2013, while increases in the volume of interest-bearing liabilities, primarily deposits assumed in the FNB Transaction, reduced taxable equivalent interest income by $2.8 million during this same period. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $24.5 million during the year ended December 31, 2014, compared with the year ended December 31, 2013, primarily due to the net effects of lower yields on the loan portfolio and subsidiary warehouse lines of credit, partially offset by increased yields on the investment portfolio. Changes in rates paid on interest-bearing liabilities increased taxable equivalent interest income by $1.4 million during the year ended December 31, 2014, compared with the year ended December 31, 2013, primarily due to the amortization of premiums on time deposits acquired in the FNB Transaction.

The banking segment’s noninterest income was $67.4 million, $71.0 million and $4.6 million during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively. These year-over-year changes included the recognition of a pre-tax bargain purchase gain related to the FNB Transaction of $12.6 million during the year ended December 31, 2013. The remaining changes in noninterest income between the years ended December 31, 2014 and 2013 were primarily due to increases in service charges and fees on deposits assumed in the FNB Transaction, partially offset by a reduction in intercompany financing fees charged to the mortgage origination segment which are eliminated from the consolidated financial statements.

The banking segment’s noninterest expenses were $245.8 million, $155.1 million and $16.1 million during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. The significant increase in noninterest expenses between the years ended December 31, 2014 and 2013 was primarily due to the inclusion of the operations acquired in the FNB Transaction and write downs of $19.7 million associated with covered OREO assets during the year ended December 31, 2014. The write downs to fair value of the covered OREO reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

These additional downward valuation adjustments reflect changes to the assumptions regarding the fair value of the OREO, including in some cases the intended use of the OREO due to the availability of more information as well as the passage of time. The process of determining fair value is subjective in nature and requires the use of significant estimates and assumptions. Although the Bank makes market-based assumptions when valuing acquired assets, new information may come to light that causes estimates to increase or decrease. When the Bank determines, based on subsequent information, that its estimates require adjustment, the Bank records the adjustment. The accounting for such adjustments requires that the decreases to fair value be recorded at the time such new information is received, while increases to fair value are recorded when the asset is subsequently sold. All of the impairments recorded during 2014 related to covered assets subject to the loss-share agreements with the FDIC.

On October 24, 2014, the Bank notified its federal and state banking regulators and affected customers that, effective January 30, 2015, it would be closing certain branch locations acquired in the FNB Transaction. Eleven of the branches closed were located in the Texas Rio Grande Valley, and the remaining two branches were located in Houston and Laredo, Texas. The Bank previously notified its federal and state banking regulators and affected customers of the November 7, 2014 closure of two other branches acquired in the FNB Transaction in the Houston market. It is anticipated that the closure of these branches will improve the operational efficiencies of the Bank. In an effort to mitigate potential deposit runoff associated with these branch closures, the Bank will continue to offer banking services to its customers through other branches operating in these markets.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012 were $6.9 million, $2.4 million and $0.9 million, respectively. Most of the improvement during 2014, compared with 2013, was in fees earned from advising its public finance clients on an increased volume of debt offerings due to lower interest rates and an improving economy. However, continuing uncertainty in fixed income markets as a result of increased regulations, uncertainty in the direction of future interest rates and a lack of liquidity in the market have continued to suppress sales of fixed income securities to institutional customers. Income before income taxes, and each of its components, are not comparable between the 2013 and 2012 periods since our broker-dealer segment was acquired as a part of the PlainsCapital Merger.

The broker-dealer segment had net interest income of $12.1 million, $12.1 million and $1.2 million during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively, consisting of securities lending activity, customer margin loan balances and investment securities used to support sales, underwriting and other customer activities.

Noninterest income was $119.5 million, $102.7 million and $10.9 million during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively. The majority of the broker-dealer segment’s noninterest income was generated from fees and commissions earned from investment advisory and securities brokerage activities of $101.9 million, $93.1 million and $11.2 million during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively. As discussed above, the increase during 2014, compared with 2013, was primarily from fees earned on advising public finance clients on an increased volume of debt offerings. The broker-dealer segment participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells TBAs. The fair values of these derivative instruments increased $16.2 million, $11.4 million and $0.2 million during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively. The fair value of the broker-dealer segment’s trading portfolio, which is used to support sales, underwriting and other customer activities, increased $1.3 million during the year ended December 31, 2014 and decreased $1.8 million and $0.6 million during the year ended December 31, 2013 and the month ended December 31, 2012, respectively.

Noninterest expenses were $124.7 million, $112.4 million and $11.1 million for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively. The increase in noninterest expenses of $12.3 million during 2014, compared to 2013, was primarily due to increases of $10.2 million in employees’ compensation and benefits costs, and $2.3 million in litigation defense costs associated with a lawsuit pending in the state of Rhode Island. Compensation that varies with noninterest income accounted for $6.8 million of the noted increase in compensation costs. Employees’ compensation and benefits and occupancy and equipment accounted for the majority of the costs incurred during all periods.

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012 was $12.4 million, $27.4 million and $2.3 million, respectively. The decrease in income before income taxes between the years ended December 31, 2014 and 2013 was primarily due to a decrease in noninterest income, partially offset by decreases in noninterest expense and net interest expense. Income before income taxes, and each of its components, are not comparable between the 2013 and 2012 periods since the operations of our mortgage origination segment was acquired as a part of the PlainsCapital Merger. Net interest expense of $12.6 million, $37.8 million and $5.0 million during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively, resulted from interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage origination segment originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations for the periods indicated below (dollars in thousands). Because the operations of the mortgage origination segment acquired in the PlainsCapital Merger are not included in our results of operations for the full fiscal year ended December 31, 2012, the details regarding the month ended December 31, 2012 would not be meaningful and have therefore been omitted.

	Year Ended December 31,
		% of		% of
	2014	Total	2013	Total
Mortgage Loan Originations - units	48,655		55,781

Mortgage Loan Originations - volume	$10,363,848		$11,792,562

Mortgage Loan Originations:
Conventional	$6,487,825	62.60%	$7,505,437	63.65%
Government	2,737,415	26.41%	3,465,078	29.38%
Jumbo	863,770	8.34%	780,604	6.62%
Other	274,838	2.65%	41,443	0.35%
	$10,363,848	100.00%	$11,792,562	100.00%

Home purchases	$8,295,994	80.05%	$8,178,970	69.36%
Refinancings	2,067,854	19.95%	3,613,592	30.64%
	$10,363,848	100.00%	$11,792,562	100.00%

Texas	$2,453,705	23.68%	$2,660,810	22.56%
California	1,552,372	14.98%	2,082,184	17.66%
Florida	505,507	4.88%	456,643	3.87%
North Carolina	423,164	4.08%	618,802	5.25%
Ohio	401,379	3.87%	383,518	3.25%
Arizona	339,830	3.28%	392,006	3.32%
Virginia	322,134	3.11%	466,531	3.96%
South Carolina	307,832	2.97%	318,109	2.70%
Washington	298,845	2.88%	360,100	3.05%
Maryland	298,577	2.88%	385,215	3.27%
All other states	3,460,503	33.39%	3,668,644	31.11%
	$10,363,848	100.00%	$11,792,562	100.00%

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

Beginning in May 2013 and continuing through the fourth quarter of 2013, mortgage interest rates increased at a pace that, along with other factors, resulted in a decrease in the mortgage origination segment’s refinancings during the last six months of 2013. Refinancing volume totaled $2.6 billion and $1.0 billion (40% and 19%, respectively, of total loan origination volume) during the first and second six months of 2013, respectively. During the first three quarters of 2014, refinancing volumes as a percentage of total loan origination volume were consistent with the last six months of 2013, ranging between 16% and 21%. During the fourth quarter 2014, refinancing volume increased to 25% of total origination volume, as interest rates decreased during that time. While total refinancing volumes decreased between 2013 and 2014 ($3.6 billion and $2.1 billion, respectively), home purchases volume of $8.3 billion during the year ended December 31, 2014 was virtually unchanged from the year ended December 31, 2013. Due to additional declines in mortgage interest rates subsequent to December 31, 2014, we anticipate refinancing as a percentage of total loan origination volume to continue to increase through the first quarter of 2015.

While the mortgage origination segment’s total loan origination volume decreased 12.1% between the years ended December 31, 2014 and 2013, income before income taxes decreased 54.8% between the same periods (from $27.4 million income in 2013 to $12.4 million income in 2014), primarily due to a reduction in noninterest income, partially offset by decreases in noninterest expense and net interest expense. To address negative trends in loan origination volume resulting from changes in interest rates that began in May 2013, the mortgage origination segment reduced its non-origination employee headcount approximately 22% during the third and fourth quarters of 2013. Salaries and benefits expenses for the year ended December 31, 2014 decreased 11% as compared with the year ended December 31, 2013, as the benefits of the headcount reductions made in the third and fourth quarters of 2013 were realized in 2014. The mortgage origination segment also engaged in other initiatives to reduce segment operating costs during the third and fourth quarters of 2013 that were primarily responsible for the decrease of 6% in non-employee related expenses, including occupancy and administrative costs, during the year ended December 31, 2014, as compared with the year ended December 31, 2013.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the six months ended June 30, 2013, the mortgage origination segment retained servicing on approximately 8% of loans sold. This rate was increased to approximately 22% during the third and fourth quarters of 2013, and approximately 31% during 2014. The related mortgage servicing rights (“MSR”) asset was valued at $37.4 million on $3.8 billion of serviced loan volume at December 31, 2014, compared with a value of $20.1 million on $2.0 billion of serviced loan volume at December 31, 2013. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. The MSR value associated with these loans at December 31, 2014 was $1.2 million on $145.9 million of serviced loan volume. Gains and losses associated with this sale to the banking segment and the related MSR are eliminated in consolidation. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. The mortgage origination segment’s determination on whether to retain or release servicing on mortgage loans it sells is impacted by changes in mortgage interest rates, and refinancing and market activity. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. During the third quarter of 2014, the mortgage origination segment began using derivative financial instruments, including interest rate swaps, swaptions and forward commitments to sell mortgage-backed securities (“MBSs”), as a means to mitigate market risk associated with MSR assets. Changes in the net value of the MSR and the related derivatives resulted in a loss of $4.3 million during the year ended December 31, 2014. No similar gains or losses were recorded during the year ended December 31, 2013. In July 2014, the mortgage origination segment sold MSR assets of $11.4 million, which represented $1.0 billion of its serviced loan volume at that time.

Noninterest income was $456.8 million, $537.5 million and $57.6 million for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively. Noninterest income was comprised of net gains on the sale of loans and other mortgage production income, and mortgage origination fees. Noninterest income decreased 15.0% during 2014 when compared with 2013 primarily as a result of a decrease of 12.1% in loan origination volume and a decrease in average loan origination margins resulting from increased pricing competition. Average loan origination margins began to decrease during the fourth quarter of 2013 and continued to decrease through the second quarter of 2014. While these average margins increased during the last six months of 2014, surpassing average margins recognized during the fourth quarter of 2013, average loan origination margins have not returned to levels recognized during the first three quarters of 2013.

Changes in the fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale, and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale, are included in noninterest income. The related net fair value increased $14.3 million during the year ended December 31, 2014, compared with decreases in net fair value of $11.1 million and $8.8 million during the year ended December 31, 2013 and the month ended December 31, 2012, respectively. During the year ended December 31, 2014, the increase in net fair value was primarily a result of an increase in the volume of IRLCs and mortgage loans held during this period and an increase in the average value of individual IRLCs and mortgage loans. During both the year ended December 31, 2013 and the month ended December 31, 2012, the decrease in net fair value was primarily the result of a decrease in the volume of IRLCs and mortgage loans held during these respective periods, partially offset by an increase in the average value of individual IRLCs and mortgage loans.

Noninterest expenses were $431.8 million, $472.3 million and $50.3 million for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively. Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred. Compensation that varies with the volume of mortgage loan originations and overall segment profitability decreased $20.9 million during the year ended December 31, 2014, compared with the year ended December 31, 2013, and comprised approximately 58% and 59% of the total employees’ compensation and benefits expenses during the years ended December 31, 2014 and 2013, respectively. In addition, employee salaries and benefits decreased $14.5 million during the year ended December 31, 2014, as compared with the year ended December 31, 2013, primarily as a result of headcount reductions in the third and fourth quarters of 2013. The mortgage origination segment records unreimbursed closing costs as noninterest expense when it pays a customer’s closing costs in return for the customer choosing to accept a higher interest rate on the customer’s mortgage loan. Unreimbursed closing costs during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012 were $32.7 million, $30.1 million and $5.9 million, respectively.

Between January 1, 2005 and December 31, 2014, the mortgage origination segment sold mortgage loans totaling $65.6 billion. These loans were sold under sales contracts that generally include provisions which hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2005, it has not experienced, nor does it anticipate experiencing, significant losses on loans originated prior to 2005 as a result of investor claims under these provisions of its sales contracts.

When an investor claim for indemnification of a loan sold is made, the mortgage origination segment evaluates the claim and determines if the claim can be satisfied through additional documentation or other deliverables. If the claim cannot be satisfied in that matter, the mortgage origination segment negotiates with the investor to reach a settlement of the claim. Settlements typically result in either the repurchase of a loan or reimbursement to the investor for losses incurred on the loan. Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2005 and December 31, 2014 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$168,442	0.26%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	193,758	0.30%	25,439	0.04%
	$362,200	0.56%	$25,439	0.04%

(1) Losses incurred include refunded purchased servicing rights.

At December 31, 2014 and 2013, the mortgage origination segment’s indemnification liability reserve totaled $17.6 million and $21.1 million, respectively. The related provision for indemnification losses was $3.1 million, $3.5 million and $0.4 million for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively.

Insurance Segment

Income before income taxes in our insurance segment was $25.7 million and $7.6 million during 2014 and 2013, respectively, compared with a loss before income taxes of $4.7 million during 2012. Included within noninterest income of the insurance segment during 2013 is the recognition of a non-recurring gain of $3.7 million. This non-recurring gain, which is eliminated upon consolidation, is due to our redemption during the fourth quarter of 2013 of $6.9 million in aggregate principal amount of 7.50% Senior Exchangeable Notes due 2025 (the “Notes”) of HTH Operating Partnership LP, a wholly owned subsidiary of Hilltop, which were held by our insurance subsidiaries. The insurance segment is subject to claims arising out of severe weather, the incidence and severity of which are inherently unpredictable. Generally, the insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

The significant improvement in operating results in our insurance segment during 2014, compared with 2013, was primarily a result of growth in earned premium and improved claims loss experience associated with the significant decline in the general severity of severe weather-related events during 2014. Based on our estimates of the ultimate losses, claims associated with these storms totaled $21.7 million through December 31, 2014, with a net loss, after reinsurance, of $19.9 million during 2014. The insurance segment had positive results during 2013, despite experiencing three tornado, wind and hail storms during the second quarter of 2013. Based on estimates of the ultimate cost, two of these storms are considered catastrophic losses as they exceeded our $8 million reinsurance retention during the third quarter of 2013. The estimate of ultimate losses from these storms totaled $26.5 million through December 31, 2013 with a net loss, after reinsurance, of $22.1 million.

During 2013, the insurance segment initiated a review of the pricing of its primary products in each state of operation utilizing a consulting actuarial firm to supplement normal review processes. Based on this review, the insurance segment increased rates on certain products in several states in 2014. A state-by-state review of the insurance segment’s products and pricing continues and has resulted in additional rate filings. Concurrently, business concentrations were reviewed and actions initiated, including cancellation of agents, non-renewal of policies and cessation of new business writing on certain products in problematic geographic areas. These actions have both reduced the rate of premium growth for 2014 when compared with the patterns exhibited in prior years and reduced the insurance segment’s exposure to volatile weather through a lower number of insureds in these areas to improve its loss experience during 2014. The insurance segment aims to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

The insurance segment’s operations resulted in combined ratios of 89.3% during 2014, compared with 102.6% and 108.8% during 2013 and 2012, respectively. The year-over-year improvement in the combined ratios was primarily driven by the increase in net earned premiums and improvement in our claims loss experience. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of the loss and LAE ratio and the underwriting expense ratio, which are discussed in more detail below.

Noninterest income of $173.6 million, $166.2 million and $154.1 million during 2014, 2013 and 2012, respectively, included net insurance premiums earned of $164.5 million, $157.5 million and $146.7 million, respectively. The increases in earned premiums were primarily attributable to rate and volume increases in homeowners and mobile home products.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Direct Insurance Premiums Written:
Homeowners	$76,250	$79,711	$73,943	$(3,461)	$5,768
Fire	54,375	54,566	51,345	(191)	3,221
Mobile Home	37,611	34,940	30,123	2,671	4,817
Commercial	3,973	4,489	8,043	(516)	(3,554)
Other	255	276	326	(21)	(50)
	$172,464	$173,982	$163,780	$(1,518)	$10,202

The total direct insurance premiums written for our three largest insurance product lines decreased by $1.0 million during 2014, compared with 2013, due to efforts to reduce concentrations both geographically and within specific product lines. During 2013, total direct insurance premiums written for our three largest insurance product lines increased by $13.8 million compared to 2012. This increase was due to growth in our core insurance products, partially offset by decreases of $3.5 million and $0.3 million in 2013 and 2012, respectively, related to a commercial product line that was non-renewed.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Net Insurance Premiums Earned:
Homeowners	$72,739	$72,175	$66,233	$564	$5,942
Fire	51,871	49,407	45,990	2,464	3,417
Mobile Home	35,880	31,636	26,982	4,244	4,654
Commercial	3,790	4,065	7,204	(275)	(3,139)
Other	244	250	292	(6)	(42)
	$164,524	$157,533	$146,701	$6,991	$10,832

Net insurance premiums earned during 2014 and 2013 increased compared to 2013 and 2012, respectively, primarily due to the increases in net insurance premiums written of $0.9 million and $13.0 million in 2014 and 2013, respectively. During the fourth quarter of 2014, compared with the same period in 2013, net insurance premiums earned were relatively flat. This reduction in the rate of premium growth when compared with the patterns exhibited in prior quarters and years was consistent with the insurance segment’s previously discussed efforts to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

Noninterest expenses of $151.5 million, $166.0 million and $163.6 million during 2014, 2013 and 2012, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during 2014 was $94.4 million, compared to $110.8 million and $109.2 million during 2013 and 2012, respectively. As a result, the loss and LAE ratio during 2014, 2013 and 2012 was 57.4%, 70.3% and 74.4%, respectively. These year-over-year ratio improvements were primarily a result of growth in earned premium and improved claims loss experience associated with the significant decline in the severity of severe weather-related events during 2014 and the improved containment of expected losses during 2013 from the prior year weather events.

The insurance segment seeks to generate underwriting profitability. Management evaluates NLC’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios. The non-catastrophic loss ratio excludes Property Claims Services events that exceed $1.0 million of losses to NLC. Catastrophic events, including those that do not exceed our reinsurance retention, affect insurance segment loss ratios. During 2014, catastrophic events that did not exceed reinsurance retention accounted for $19.9 million of the total loss and loss adjustment expense, as compared to $22.3 million and $23.3 million during 2013 and 2012, respectively. The inclusion of catastrophic events increased insurance segment combined ratios by 14.1%, 14.3% and 15.8% during 2014, 2013 and 2012, respectively.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations. The expense ratio during 2012 included other underwriting expenses of $1.7 million related to the write down of a policy administration system NLC was unable to successfully implement. This charge increased the expense ratio during 2012 by 1.1%.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Year Ended December 31,			Variance
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Amortization of deferred policy acquisition costs	$41,609	$40,592	$38,757	$1,017	$1,835
Other underwriting expenses	13,823	12,859	13,829	964	(970)
Total	55,432	53,451	52,586	1,981	865
Agency expenses	(3,023)	(2,571)	(2,073)	(452)	(498)
Total less agency expenses	$52,409	$50,880	$50,513	$1,529	$367
Net insurance premiums earned	$164,524	$157,533	$146,701	$6,991	$10,832
Expense ratio	31.9%	32.3%	34.4%	-0.4%	-2.1%

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

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have available cash resources to utilize in making acquisitions. Investment and interest income earned, primarily from available cash and available-for-sale securities, including our note receivable from SWS, was $5.2 million, $6.6 million and $7.0 million during 2014, 2013 and 2012, respectively. On October 2, 2014, Hilltop exercised its warrant to purchase 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share (the “SWS Warrant”). The aggregate exercise price was paid by the automatic elimination of the $50.0 million aggregate principal amount note receivable from SWS. Consequently, recurring quarterly investment and interest income of $1.6 million were no longer recognized beginning in the fourth calendar quarter of 2014. This transaction is discussed in more detail within the section entitled “Liquidity and Capital Resources — SWS” below.

Interest expense of $8.2 million and $7.0 million during 2013 and 2012, respectively, was due to interest costs associated with the 7.50% Senior Exchangeable Notes due 2025 of HTH Operating Partnership LP, a wholly owned subsidiary of Hilltop. During 2013, interest expense included the recognition of a non-recurring charge of $2.1 million due to the write-off of remaining unamortized loan origination fees associated with the Notes being called for redemption during the fourth quarter of 2013.

Following the exercise of the SWS Warrant, Hilltop owned approximately 21% of the outstanding shares of SWS common stock as of October 2, 2014. Contemporaneous with the exercise of the SWS Warrant, Hilltop changed the accounting method for its investment in SWS common stock and elected to account for its investment in accordance with the provisions of the Fair Value Option Subsections of the Accounting Standards Codification (“ASC”) (“Fair Value Option”) as permitted by GAAP. Hilltop had previously accounted for its investment in SWS common stock as an available for sale security. Under the Fair Value Option, Hilltop’s investment in SWS common stock is recorded at fair value effective October 2, 2014, with changes in fair value being recorded in other noninterest income within the consolidated statement of operations rather than as a component of other comprehensive income. Hilltop’s election to apply the provisions of the Fair Value Option resulted in Hilltop recording those unrealized gains previously associated with its investment in SWS common stock of $7.2 million. For the period from October 3, 2014 through December 31, 2014, the change in fair value of Hilltop’s investment in SWS common stock resulted in a loss of $1.2 million. In the aggregate, Hilltop recorded a $6.0 million net gain in other noninterest income during 2014.

Noninterest expenses of $13.9 million, $10.4 million and $14.5 million during 2014, 2013 and 2012, respectively, were primarily comprised of employees’ compensation and benefits, professional fees and transaction costs associated with acquisition efforts. During 2014, noninterest expenses included year-over-year increases in professional fees, including corporate governance, legal and transaction costs, and headcount and related costs. During 2013, noninterest expenses included the recognition of a non-recurring loss of $3.7 million associated with the Notes held by our insurance segment being called for redemption during the fourth quarter of 2013. This loss was eliminated in consolidation. In addition, noninterest expenses included $1.4 million, $0.1 million and $6.4 million of transaction costs associated with acquisition efforts during 2014, 2013 and 2012, respectively. We expect to incur additional estimated SWS Merger-related transaction costs of $4.9 million during 2015.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2014 as compared to December 31, 2013 and 2012.

Securities Portfolio

At December 31, 2014, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We have the ability to categorize investments as trading, available for sale, and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	December 31,
	2014	2013	2012
Trading securities, at fair value	$65,717	$58,846	$90,113

Securities available for sale, at fair value
U.S. Treasury securities	19,613	43,528	7,185
U.S. government agencies:
Bonds	516,241	662,732	526,237
Residential mortgage-backed securities	52,898	60,087	18,893
Collateralized mortgage obligations	87,124	120,461	97,924
Corporate debt securities	98,472	76,608	87,177
States and political subdivisions	136,785	156,835	175,759
Commercial mortgage-backed securities	640	760	1,073
Equity securities	13,762	22,079	20,428
Note receivable	—	47,909	44,160
Warrant	—	12,144	12,117
	925,535	1,203,143	990,953

Securities held to maturity, at amortized cost
U.S. Treasury securities	25,008	—	—
U.S. government agencies:
Residential mortgage-backed securities	29,782	—	—
Collateralized mortgage obligations	57,328	—	—
States and political subdivisions	6,091	—	—
	118,209	—	—
Total securities portfolio	$1,109,461	$1,261,989	$1,081,066

We had net unrealized gains of $0.8 million and $12.5 million related to the available for sale investment portfolio at December 31, 2014 and 2012, respectively, compared with a net unrealized loss of $53.7 million at December 31, 2013. The significant changes in the net unrealized gain (loss) position of our available for sale investment portfolio during 2013 and 2014 were due to the effects of increases in market interest rates beginning May 2013 that resulted in a decrease in the fair value of our debt securities until January 2014 when the effects of decreases in market interest rates resulted in an increase in the fair value of our debt securities. As previously discussed, Hilltop’s election to apply the provisions of the Fair Value Option for its investment in SWS common stock effective October 2, 2014, resulted in Hilltop recording an unrealized net gain of $7.2 million associated with its investment in SWS common stock. Therefore, Hilltop’s securities portfolio included its $70.3 million investment in SWS common stock in other assets within the consolidated balance sheet at December 31, 2014. This transaction is discussed in more detail within the section entitled “Liquidity and Capital Resources — SWS” below.

The market value of securities held to maturity at December 31, 2014 approximated book value.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At December 31, 2014, the banking segment’s securities portfolio of $916.5 million was comprised of trading securities of $20.8 million, available for sale securities of $777.5 million and held to maturity securities of $118.2 million.

Broker-Dealer Segment

Our broker-dealer segment holds securities to support sales, underwriting and other customer activities. Because FSC is a broker-dealer, it is required to carry its securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, FSC classifies its securities portfolio of $44.9 million at December 31, 2014 as trading.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At December 31, 2014, the insurance segment’s securities portfolio was comprised of $148.0 million in available for sale securities and $6.2 million of other investments included in other assets within the consolidated balance sheet.

Corporate

At December 31, 2014, Hilltop’s portfolio was comprised of its $70.3 million investment in SWS common stock included in other assets within the consolidated balance sheet. On January 1, 2015, Hilltop completed its acquisition of SWS in a stock and cash transaction. This transaction is discussed in more detail within the section entitled “Liquidity and Capital Resources — SWS” below.

The following table sets forth the estimated maturities of debt securities, excluding trading securities. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	December 31, 2014
	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. Treasury securities:
Amortized cost	$29,361	$10,086	$4,943	$—	$44,390
Fair value	29,356	10,102	5,157	—	44,615
Weighted average yield	0.22%	1.12%	2.65%	—	0.70%
U.S. government agencies:
Bonds:
Amortized cost	6,469	5,743	16,668	493,128	522,008
Fair value	6,591	5,822	18,144	485,684	516,241
Weighted average yield	3.63%	1.60%	3.57%	2.14%	2.20%
Residential mortgage-backed securities:
Amortized cost	2,018	1,033	3,438	74,656	81,145
Fair value	2,008	1,051	3,494	76,655	83,208
Weighted average yield	2.08%	2.23%	3.14%	3.21%	3.17%
Collateralized mortgage obligations:
Amortized cost	—	1,034	2,682	142,903	146,619
Fair value	—	1,046	2,712	140,264	144,022
Weighted average yield	—	1.93%	1.98%	1.99%	1.98%
Corporate debt securities:
Amortized cost	10,624	46,732	35,133	917	93,406
Fair value	10,728	50,033	36,747	964	98,472
Weighted average yield	3.77%	4.34%	3.39%	6.25%	3.94%
States and political subdivisions:
Amortized cost	365	4,762	11,126	125,257	141,510
Fair value	366	4,772	11,191	126,591	142,920
Weighted average yield	4.93%	1.72%	2.34%	2.56%	2.52%
Commercial mortgage-backed securities:
Amortized cost	—	—	—	593	593
Fair value	—	—	—	640	640
Weighted average yield	—	—	—	6.24%	6.24%
Total securities portfolio:
Amortized cost	48,837	69,390	73,990	837,454	1,029,671
Fair value	49,049	72,826	77,445	830,798	1,030,118
Weighted average yield	1.56%	3.40%	3.16%	2.28%	2.38%

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

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$1,745,409	$13,442	$1,758,851
Real estate	1,670,684	24,151	1,694,835
Construction and land development	404,465	9,178	413,643
Consumer	51,009	2,138	53,147
Non-covered loans, gross	3,871,567	48,909	3,920,476
Allowance for loan losses	(31,722)	(5,319)	(37,041)
Non-covered loans, net of allowance	$3,839,845	$43,590	$3,883,435

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$1,600,450	$36,816	$1,637,266
Real estate	1,418,003	39,250	1,457,253
Construction and land development	344,734	19,817	364,551
Consumer	51,067	4,509	55,576
Non-covered loans, gross	3,414,254	100,392	3,514,646
Allowance for loan losses	(30,104)	(3,137)	(33,241)
Non-covered loans, net of allowance	$3,384,150	$97,255	$3,481,405

	Loans, excluding	PCI	Total
December 31, 2012	PCI Loans	Loans	Loans
Commercial and industrial	$1,588,907	$71,386	$1,660,293
Real estate	1,122,667	62,247	1,184,914
Construction and land development	247,413	33,070	280,483
Consumer	26,629	77	26,706
Non-covered loans, gross	2,985,616	166,780	3,152,396
Allowance for loan losses	(3,409)	—	(3,409)
Non-covered loans, net of allowance	$2,982,207	$166,780	$3,148,987

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $4.7 billion, $4.2 billion and $4.1 million at December 31, 2014, 2013 and 2012, respectively. The banking segment’s non-covered loan portfolio includes a $1.5 billion warehouse line of credit extended to PrimeLending, of which $1.2 billion was drawn at December 31, 2014. At December 31, 2013 and 2012, the banking segment’s non-covered loan portfolio included $1.0 billion and $1.3 billion, respectively, drawn against the PrimeLending warehouse line of credit, as well as term loans to First Southwest that had outstanding balances of $23.0 million and $4.0 million, respectively. Amounts advanced against the warehouse line of credit and the First Southwest term loans are eliminated from net loans on our consolidated balance sheets.

The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio. The areas of concentration within our non-covered real estate portfolio were construction and land development loans, non-construction residential real estate loans and non-construction commercial real estate loans. At December 31, 2014, the banking segment’s non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of its total non-covered loans included non-construction commercial real estate loans within the non-covered real estate portfolio. At December 31, 2014, non-construction commercial real estate loans were 23.32% of the banking segment’s total non-covered loans. The banking segment’s non-covered loan concentrations were within regulatory guidelines at December 31, 2014.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents.  These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as FSC’s internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $378.3 million, $281.6 million and $277.0 million at December 31, 2014, 2013 and 2012, respectively. These increases were primarily attributable to increased borrowings in margin accounts held by FSC customers and correspondents.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and IRLCs with a customer pursuant to which we agree to originate a mortgage loan on a future date at an agreed-upon interest rate. The components of the mortgage origination segment’s loans held for sale and IRLCs are as follows (in thousands).

	December 31,
	2014	2013	2012
Loans held for sale:
Unpaid principal balance	$1,218,792	$1,037,528	$1,359,829
Fair value adjustment	53,360	21,555	40,908
	$1,272,152	$1,059,083	$1,400,737

IRLCs:
Unpaid principal balance	$621,216	$602,467	$968,083
Fair value adjustment	17,057	12,151	15,150
	$638,273	$614,618	$983,233

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at December 31, 2014, 2013 and 2012, were $1.5 billion, $1.4 billion and $1.4 billion, respectively, while the related estimated fair values were $(11.1) million, $10.5 million and $0.7 million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. As of December 31, 2014, the Bank estimated that covered losses and reimbursable expenses exceed $240.4 million, but do not exceed $365.7 million. Unless the estimates of covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional reimbursement receivable from the FDIC. As of December 31, 2014, the Bank had billed $75.5 million of covered net losses to the FDIC, of which 80%, or $60.4 million, are reimbursable under the loss-share agreements. As of December 31, 2014, the Bank had received aggregate reimbursements of $38.5 million from the FDIC.

In connection with the FNB Transaction, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. Based on purchase date valuations, the banking segment’s portfolio of acquired covered loans had a fair value of $1.1 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses.

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$10,345	$20,435	$30,780
Real estate	183,886	368,964	552,850
Construction and land development	13,021	45,989	59,010
Consumer	—	—	—
Covered loans, gross	207,252	435,388	642,640
Allowance for loan losses	(77)	(4,534)	(4,611)
Covered loans, net of allowance	$207,175	$430,854	$638,029

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$28,533	$38,410	$66,943
Real estate	223,304	564,678	787,982
Construction and land development	25,376	126,068	151,444
Consumer	—	—	—
Covered loans, gross	277,213	729,156	1,006,369
Allowance for loan losses	(179)	(882)	(1,061)
Covered loans, net of allowance	$277,034	$728,274	$1,005,308

At December 31, 2014, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were construction and land development loans, non-construction residential real estate loans and non-construction commercial real estate loans. At December 31, 2014, non-construction residential real estate loans and non-construction commercial real estate loans were 38.30% and 41.10%, respectively, of the banking segment’s total covered loans. The banking segment’s covered loan concentrations were within regulatory guidelines at December 31, 2014.

Loan Portfolio Maturities

Banking Segment

The following table provides information regarding the maturities of the banking segment’s non-covered and covered commercial and real estate loans held for investment, net of unearned income (in thousands).

	December 31, 2014
	Due Within	Due From One	Due After
	One Year	To Five Years	Five Years	Total
Commercial and industrial	$1,992,858	$509,995	$102,260	$2,605,113
Real estate (including construction and land development)	313,160	974,476	1,434,969	2,722,605
Total	$2,306,018	$1,484,471	$1,537,229	$5,327,718

Fixed rate loans	$2,162,921	$1,435,589	$1,535,952	$5,134,462
Floating rate loans	143,097	48,882	1,277	193,256
Total	$2,306,018	$1,484,471	$1,537,229	$5,327,718

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic. Impaired loans that are equal to or greater than $0.5 million are individually evaluated using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss, adjusted for qualitative or environmental factors. The Bank uses a rolling three year average net loss rate to calculate historical loss factors. The analysis is conducted by call report category, and further disaggregates commercial and industrial loans by collateral type. The analysis considers charge-offs and recoveries in determining the loss rate; therefore net charge-off experience is used. The historical loss calculation for the quarter is calculated by dividing the current quarter net charge-offs for each loan category by the quarter ended loan category balance. The Bank utilizes a weighted average loss rate to better represent recent trends. The Bank weights the most recent four quarter average at 120% versus the oldest four quarters at 80%.

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

We design our loan review program to identify and monitor problem loans by maintaining a credit grading process, requiring that timely and appropriate changes are made to reviewed loans and coordinating the delivery of the information necessary to assess the appropriateness of the allowance for loan losses. Loans are evaluated for impaired status when: (i) payments on the loan are delayed, typically by 90 days or more (unless the loan is both well secured and in the process of collection), (ii) the loan becomes classified, (iii) the loan is being reviewed in the normal course of the loan review scope, or (iv) the loan is identified by the servicing officer as a problem. We review on an individual basis all loan relationships equal to or greater than $0.5 million that exhibit probable or observed credit weaknesses, the top 25 loan relationships by dollar amount in each market we serve, and additional relationships necessary to achieve adequate coverage of our various lending markets.

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

The allowance is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at December 31, 2014, additional provisions for losses on existing loans may be necessary in the future. Within our non-covered portfolio, we recorded net charge-offs of $3.9 million, $6.3 million and $0.4 million for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively. Our allowance for non-covered loan losses totaled $37.0 million, $33.2 million and $3.4 million at December 31, 2014, 2013 and 2012, respectively. The ratio of the allowance for non-covered loan losses to total non-covered loans held for investment at December 31, 2014, 2013 and 2012 was 0.94%, 0.95% and 0.11%, respectively.

In connection with the PlainsCapital Merger and the FNB Transaction, we acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in the FNB Transaction are accounted for in pools as well as on an individual loan basis. We have established under our PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The common risk characteristics used for the pooling of the FNB PCI loans are risk grade and loan collateral type. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Within our covered portfolio, we recorded net charge-offs of $5.6 million for the year ended December 31, 2014. Our allowance for covered loan losses totaled $4.6 million and $1.1 million at December 31, 2014 and 2013, respectively. The ratio of the allowance for covered loan losses to total covered loans held for investment at December 31, 2014 and 2013 was 0.72% and 0.11%, respectively.

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $16.9 million, $37.2 million and $3.8 million for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively. The increase in our provision for loan losses during 2013 and 2014, compared with 2012, was related to the accumulation of a reserve on the non-covered and covered loan portfolios subsequent to the PlainsCapital Merger and the FNB Transaction, respectively, at which time the respective acquired loan portfolios were recorded at estimated fair value with no carryover of the related allowance for loan loss. The decrease in the provision for loan losses during 2014, compared with 2013, was attributable to lower charge-offs related to the pooling of PCI loans acquired in the FNB Transaction, lower originations and lower historical losses used in the calculation of the required reserve.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment. With respect to the covered portfolio, the year ended December 31, 2013 below refers to the period from September 14, 2013 through December 31, 2013.

	Year Ended December 31,		Month Ended
Non-Covered Portfolio	2014	2013	December 31, 2012
Balance, beginning of period	$33,241	$3,409	$—
Provisions charged to operating expenses	7,747	36,093	3,800
Recoveries of non-covered loans previously charged off:
Commercial and industrial	2,944	3,439	—
Real estate	218	282	—
Construction and land development	185	265	—
Consumer	105	61	—
Total recoveries	3,452	4,047	—
Non-covered loans charged off:
Commercial and industrial	6,926	9,359	391
Real estate	114	209	—
Construction and land development	—	524	—
Consumer	359	216	—
Total charge-offs	7,399	10,308	391
Net charge-offs	(3,947)	(6,261)	(391)
Balance, end of period	$37,041	$33,241	$3,409

	Year Ended December 31,
Covered Portfolio	2014	2013
Balance, beginning of year	$1,061	$—
Provisions charged to operating expenses	9,186	1,065
Recoveries of covered loans previously charged off:
Commercial and industrial	—	—
Real estate	—	—
Construction and land development	—	—
Consumer	—	—
Total recoveries	—	—
Covered loans charged off:
Commercial and industrial	90	4
Real estate	5,399	—
Construction and land development	147	—
Consumer	—	—
Total charge-offs	5,636	4
Net charge-offs	(5,636)	(4)
Balance, end of year	$4,611	$1,061

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the table below (dollars in thousands).

	December 31,
	2014		2013		2012
		% of		% of		% of
		Gross		Gross		Gross
		Non-Covered		Non-Covered		Non-Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial and industrial	$18,999	44.86%	$16,865	46.58%	$1,845	52.67%
Real estate (including construction and land development)	17,581	53.78%	16,288	51.84%	1,559	46.48%
Consumer	461	1.36%	88	1.58%	5	0.85%
Total	$37,041	100.00%	$33,241	100.00%	$3,409	100.00%

	December 31,
	2014		2013
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans
Commercial and industrial	$1,193	4.79%	$1,053	6.65%
Real estate (including construction and land development)	3,418	95.21%	8	93.35%
Consumer	—	0.00%	—	0.00%
Total	$4,611	100.00%	$1,061	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Within our non-covered loan portfolio at December 31, 2014, we had three credit relationships totaling $1.8 million of potential problem loans, which are assigned a grade of special mention within our risk grading matrix. At December 31, 2013, we had ten credit relationships totaling $24.7 million of non-covered potential problem loans. Within our covered loan portfolio at December 31, 2014, we had no credit relationships with potential problem loans assigned a grade of special mention within our risk grading matrix, compared with two credit relationships totaling $3.3 million at December 31, 2013.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	December 31,
	2014	2013	2012
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$16,648	$16,730	$—
Real estate	4,707	6,511	1,756
Construction and land development	703	112	—
Consumer	—	—	—
	$22,058	$23,353	$1,756

Non-covered non-performing loans as a percentage of total non-covered loans	0.42%	0.51%	0.04%

Non-covered other real estate owned	$808	$4,805	$11,098

Other repossessed assets	$361	$13	$557

Non-covered non-performing assets	$23,227	$28,171	$13,411

Non-covered non-performing assets as a percentage of total assets	0.25%	0.32%	0.18%

Non-covered loans past due 90 days or more and still accruing	$19,237	$7,301	$3,563

Troubled debt restructurings included in accruing non-covered loans	$2,901	$1,055	$—

At December 31, 2014, total non-covered non-performing assets decreased $5.0 million to $23.2 million, compared with $28.2 million at December 31, 2013. Non-covered non-performing loans totaled $22.1 million at December 31, 2014 and $23.4 million at December 31, 2013. At December 31, 2014, non-covered non-accrual loans included twelve commercial and industrial relationships with loans of $15.0 million secured by accounts receivable, inventory, equipment, life insurance, and a total of $1.6 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2014 also included $4.7 million characterized as real estate loans, including two commercial real estate loan relationships of $0.4 million and loans secured by residential real estate of $1.3 million, $3.0 million of which were classified as loans held for sale, as well as construction and land development loans of $0.7 million. Total non-covered non-performing assets increased $14.8 million to $28.2 million at December 31, 2013, compared with $13.4 million at December 31, 2012, primarily due to an increase in non-covered non-accrual PCI loans of $15.8 million. At December 31, 2013, non-covered non-accrual loans included five commercial and industrial relationships with loans of $14.0 million secured by accounts receivable, inventory, aircraft and life insurance, and a total of $1.0 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2013 also included $6.5 million characterized as real estate loans, including three commercial real estate loan relationships of $2.5 million and loans secured by residential real estate of $3.5 million, substantially all of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million.

Non-covered OREO decreased $4.0 million to $0.8 million at December 31, 2014, compared with $4.8 million at December 31, 2013. Changes in non-covered OREO included the disposal of twelve properties totaling $5.8 million and the addition of seven properties totaling $2.6 million. At December 31, 2014, non-covered OREO included commercial properties of $0.4 million and commercial real estate property consisting of parcels of unimproved land of $0.4 million. Non-covered OREO decreased $6.3 million to $4.8 million at December 31, 2013, compared with $11.1 million at December 31, 2012. The decrease was primarily due to the disposal of two properties totaling $5.7 million. At December 31, 2013, non-covered OREO included commercial properties of $4.2 million, commercial real estate property consisting of parcels of unimproved land of $0.5 million and residential lots under development of $0.1 million.

Non-covered loans past due 90 days or more and still accruing were $19.2 million, $7.3 million and $3.6 million at December 31, 2014, 2013 and 2012, respectively, Included in those amounts were $19.2 million, $6.8 million and $1.6 million, respectively, of loans held for sale that are subject to repurchase by PrimeLending, all of which are guaranteed by U.S. Government agencies. The remaining amounts of loans past due and still accruing at December 31, 2013 and 2012 included secured commercial and industrial loans, and a real estate loan.

At December 31, 2014, troubled debt restructurings (“TDRs”) on non-covered loans totaled $10.3 million, of which $2.9 million relate to non-covered loans that are considered to be performing and non-covered non-performing loans of $7.4 million reported in non-accrual loans. At December 31, 2013, TDRs on non-covered loans totaled $11.4 million. These TDRs were comprised of $1.1 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $10.3 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	December 31,
	2014	2013
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$1,325	$973
Real estate	31,869	249
Construction and land development	1,029	575
Consumer	—	—
	$34,223	$1,797

Covered non-performing loans as a percentage of total covered loans	5.33%	0.18%

Covered other real estate owned:
Real estate - residential	$15,711	$11,634
Real estate - commercial	40,889	51,897
Construction and land development - residential	21,719	36,866
Construction and land development - commercial	58,626	42,436
	$136,945	$142,833

Other repossessed assets	$—	$—

Covered non-performing assets	$171,168	$144,630

Covered non-performing assets as a percentage of total assets	1.85%	1.62%

Covered loans past due 90 days or more and still accruing	$67	$—

Troubled debt restructurings included in accruing covered loans	$326	$—

At December 31, 2014, covered non-performing assets increased by $26.6 million to $171.2 million, compared with $144.6 million at December 31, 2013, primarily due to an increase in covered non-accrual loans of $32.4 million. Covered non-performing loans totaled $34.2 million at December 31, 2014 and $1.8 million at December 31, 2013. At December 31, 2014, covered non-performing loans included two commercial and industrial relationships with loans of $2.1 million secured by accounts receivable and inventory, four commercial real estate loan relationships of $30.8 million, nine residential real estate loan relationships of $1.1 million, as well as construction and land development loans of $1.0 million. At December 31, 2013, covered non-performing loans of $1.8 million included one commercial and industrial relationship with loans of $1.0 million secured by accounts receivable, inventory and equipment. Covered non-accrual loans at December 31, 2013 also included one commercial real estate loan relationship of $0.2 million, as well as construction and land development loans of $0.6 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $5.9 million to $136.9 million at December 31, 2014, compared with $142.8 million at December 31, 2013. The decrease was primarily due to the disposal of 252 properties totaling $55.1 million and fair value valuation decreases of $19.7 million, partially offset by the addition of 210 properties totaling $64.9 million.

Covered loans past due 90 days or more and still accruing totaled $0.1 million at December 31, 2014 and included a secured commercial and industrial loan, a construction and land development loan, and a residential real estate loan. There were no covered loans past due 90 days or more and still accruing at December 31, 2013.

At December 31, 2014, TDRs on covered loans totaled $0.7 million, of which $0.3 million relate to covered loans that are considered to be performing and covered non-performing loans of $0.4 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At December 31, 2014 and 2013, our reserves for unpaid losses and LAE were $25.4 million and $23.0 million, respectively, net of estimated recoveries from reinsurance of $4.3 million and $4.5 million, respectively. The increase in the net reserve for unpaid losses and LAE was primarily due to increased reserves attributable to prior period adverse development associated with litigation emerging from a series of hail storms within the 2012 accident year. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

The methods that our actuaries utilize to estimate ultimate loss and LAE amounts are the paid and reported loss development method and the paid and reported Bornhuetter-Ferguson method (the “BF method”). Significant periods of time can elapse between the occurrence of an insured loss, the reporting of the loss to the insurer and the insurer’s payment of that loss. NLC’s liabilities for unpaid losses represent the best estimate at a given point in time of what it expects to pay claimants, based on facts, circumstances and historical trends then known. During the loss settlement period, additional facts regarding individual claims may become known and, consequently, it often becomes necessary to refine and adjust the estimates of liability. This process is commonly referred to as loss development. To project ultimate losses and LAE, our actuaries examine the paid and reported losses and LAE for each accident year and multiply these values by a loss development factor. The selected loss development factors are based upon a review of the loss development patterns indicated in the companies’ historical loss triangles (which utilize historical trends, adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors) and applicable insurance industry loss development factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Liabilities for LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims.

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

The reserve analysis performed by our actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, the results of the reserve analysis are summarized and discussed with our senior management. The senior management group considers many factors in determining the amount of reserves to record for financial statement purposes. These factors include the extent and timing of any recent catastrophic events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market. We would consider reasonably likely changes in the key assumptions to have an impact on our best estimate by plus or minus 10%. At December 31, 2014, this equates to approximately plus or minus $2.5 million, or 1.76% of insurance segment equity, and 2.7% of calendar year 2014 insurance losses.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investment in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Overall, average deposits totaled $6.4 billion for the year ended December 31, 2014, an increase from average deposits of $5.3 billion for the year ended December 31, 2013 and $4.6 billion for the month ended December 31, 2012. The significant year-over-year increases in average deposits were primarily due to those deposits assumed as a part of the FNB Transaction. For the periods presented below, the average rates paid associated with certificates of deposits include the effects of amortization of the deposit premiums booked as a part of the PlainsCapital Merger and the FNB Transaction.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Year Ended December 31,				Month Ended
	2014		2013		December 31, 2012
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$1,862,277	0.00%	$1,370,029	0.00%	$1,322,023	0.00%
Interest-bearing demand deposits	2,249,527	0.22%	1,930,622	0.24%	1,700,265	0.25%
Savings deposits	304,774	0.19%	247,789	0.32%	177,803	0.32%
Certificates of deposit	1,936,447	0.53%	1,745,483	0.54%	1,355,435	0.53%
	$6,353,025	0.25%	$5,293,923	0.28%	$4,555,526	0.26%

The maturity of consolidated interest-bearing time deposits of $100,000 or more at December 31, 2014 is set forth in the table below (in thousands).

Months to maturity:
3 months or less	$279,056
3 months to 6 months	161,787
6 months to 12 months	299,525
Over 12 months	469,459
$1,209,827

The banking segment experienced a decline of $464.6 million in interest-bearing time deposits of $100,000 or more at December 31, 2014 compared with December 31, 2013, primarily due to our strategic decisions to both not renew any “listing service” time deposits and offer lower renewal rates on certain time deposits acquired in the FNB Transaction to conform to the legacy Bank interest rate structure. Interest-bearing time deposits of $100,000 or more at December 31, 2013, compared with December 31, 2012 increased by $693.1 million primarily due to those deposits assumed as a part of the FNB Transaction. At December 31, 2014, there were $1.1 billion in interest-bearing time deposits scheduled to mature within one year.

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	December 31,
	2014		2013		2012
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$762,696	0.32%	$342,087	0.36%	$728,250	0.33%
Notes payable	56,684	4.27%	56,327	6.33%	141,539	5.89%
Junior subordinated debentures	67,012	3.52%	67,012	3.59%	67,012	3.53%
	$886,392	0.88%	$465,426	2.10%	$936,801	1.40%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $420.6 million increase in short-term borrowings at December 31, 2014 compared with December 31, 2013 was primarily due to an increase of $375.0 million in borrowings at the FHLB that had an original maturity of one year. This increase was the result of a strategic decision to lengthen the weighted-average duration of the Bank’s funding in an effort to manage interest rate risk, higher funding requirements associated with the increase in our mortgage origination segment’s balance on its warehouse line of credit with the Bank and a decrease in deposits acquired in the FNB Transaction. The $386.2 million decrease in short-term borrowings at December 31, 2013 compared with December 31, 2012 was primarily the result of lower funding requirements due to a reduction in our mortgage origination segment’s balance on it warehouse line of credit with the Bank. Notes payable at December 31, 2014 of $56.7 million was comprised of insurance segment term notes and nonrecourse notes owed by First Southwest. The $85.2 million decrease in notes payable at December 31, 2013 compared to December 31, 2012 was primarily due to the Notes of HTH Operating Partnership LP, a wholly owned subsidiary of Hilltop, being called for redemption during the fourth quarter of 2013. The First Southwest nonrecourse notes of $4.2 million at December 31, 2014 were paid off in January 2015.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making acquisitions. At December 31, 2014, Hilltop had $146.0 million in freely available cash and cash equivalents, a decrease of $17.9 million from $163.9 million at December 31, 2013. As a result of the SWS Merger, Hilltop used $78.2 million of this available cash to settle the cash portion of the merger consideration. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop may also receive dividends from its subsidiaries. The current short-term liquidity needs of Hilltop include operating expenses and dividends on preferred stock.

SWS

On October 2, 2014, Hilltop exercised its SWS Warrant in full, acquiring 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share. Pursuant to the terms of the warrant and a credit agreement with SWS, the aggregate exercise price was paid by the automatic elimination of the $50.0 million aggregate principal amount note due to Hilltop under the credit agreement. Following the exercise of the SWS Warrant, Hilltop (i) owned 10,171,039 shares of SWS common stock, representing approximately 21% of the outstanding shares of SWS common stock and (ii) was no longer a lender under the credit agreement. Contemporaneous with the exercise of the SWS Warrant, Hilltop changed the accounting method for its investment in SWS common stock and elected to account for its investment in accordance with the provisions of the Fair Value Option as permitted by GAAP. Hilltop had previously accounted for its investment in SWS common stock as an available for sale security. Under the Fair Value Option, Hilltop’s investment in SWS common stock is recorded at fair value effective October 2, 2014, with changes in fair value being recorded in other noninterest income within the consolidated statement of operations rather than as a component of other comprehensive income. Hilltop’s election to apply the provisions of the Fair Value Option resulted in Hilltop recording those unrealized gains previously associated with its investment in SWS common stock of $7.2 million. For the period from October 3, 2014 through December 31, 2014, the change in fair value of Hilltop’s investment in SWS common stock resulted in a loss of $1.2 million. In the aggregate, Hilltop recorded a $6.0 million net gain in other noninterest income during 2014. At December 31, 2014, Hilltop’s investment in SWS common stock is included in other assets within the consolidated balance sheet and is recorded at a fair value of $70.3 million.

On January 1, 2015, we completed our acquisition of SWS in a stock and cash transaction, whereby SWS merged with and into Hilltop Securities, a wholly owned subsidiary of Hilltop formed for the purpose of facilitating this transaction. SWS’s broker-dealer subsidiaries, Southwest Securities and SWS Financial, became subsidiaries of Hilltop Securities. Immediately following the SWS Merger, SWS’s banking subsidiary, SWS FSB, was merged into the Bank. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.0 million, consisting of 10.0 million shares of common stock, $78.2 million in cash and $70.3 million associated with our existing investment in SWS common stock. Additionally, due to appraisal rights proceedings filed in connection with the SWS Merger, the merger consideration is subject to change, and therefore, preliminary at this time.

Series B Preferred Stock

As a result of the PlainsCapital Merger, the outstanding shares of PlainsCapital Corporation’s Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Treasury, were converted on a one-for-one basis into shares of Hilltop Series B Preferred Stock. The terms of our Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuated until December 31, 2013 based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank. The shares of Hilltop Series B Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference, and qualify as Tier 1 Capital for regulatory purposes. At both September 30, 2014 and December 31, 2013, $114.1 million of our Series B Preferred Stock was outstanding. During the three months ended December 31, 2014, we accrued dividends of $1.4 million on the Hilltop Series B Preferred Stock.

The dividend rate on the Hilltop Series B Preferred Stock is fixed at 5.0% per annum from January 1, 2014 until March 26, 2016, based upon our level of QSBL at September 30, 2013. Beginning March 27, 2016, the dividend rate on any outstanding shares of Hilltop Series B Preferred Stock will be fixed at nine percent (9%) per annum.

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

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to PCC Statutory Trusts I, II, III and IV (the “Trusts”),

less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2014, under guidance issued by the Board of Governors of the Federal Reserve System. We anticipate that 100% of the Trusts, less the common stock of the Trusts, will qualify as Tier 1 Capital.

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

At December 31, 2014, Hilltop exceeded all regulatory capital requirements with a total capital to risk weighted assets ratio of 19.69%, Tier 1 capital to risk weighted assets ratio of 19.02% and a Tier 1 capital to average assets, or leverage, ratio of 14.17%. The Bank’s consolidated actual capital amounts and ratios at December 31, 2014 resulted in it being considered “well-capitalized” under regulatory requirements, without giving effect to Basel III, and included a total capital to risk weighted assets ratio of 14.45%, Tier 1 capital to risk weighted assets ratio of 13.74% and a Tier 1 capital to average assets, or leverage, ratio of 10.31%. Management believes that, as of December 31, 2014, Hilltop and the Bank would meet all applicable capital adequacy requirements under the Basel III capital rules for banks with less than $15 billion in assets on a fully phased-in basis as if such requirements were currently in effect. We discuss regulatory capital requirements in more detail in Note 21 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Banking — BASEL III” set forth in Part I, Item I. of our Annual Report on Form 10-K.

Cash Flow Activities

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $813.1 million at December 31, 2014, an increase of $67.1 million from $746.0 million at December 31, 2013. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during 2014 was $91.4 million, a decrease in cash flow of $488.1 million compared with 2013. Cash used in operations increased primarily due to reductions in cash provided by our mortgage loan origination activities. Cash provided by operations during 2013 was $396.7 million, an increase in cash flow of $281.5 million compared with 2012. Cash provided by operations increased primarily due to those operating activities acquired as a part of the PlainsCapital Merger for the year ended December 31, 2013 compared with the month ended December 31, 2012.

Cash provided by our investing activities during 2014 was $259.8 million, including net proceeds from securities in our investment portfolio of $147.7 million, net changes in loans of $103.0 million, and net sales of premises and equipment and other real estate owned of $26.2 million. Cash provided by our investment activities during 2013 was $223.9 million, including $362.7 million in net cash from the FNB Transaction and net proceeds from securities in our investment portfolio of $8.9 million, partially offset by $140.4 million for the origination of loans held for investment and net purchases of premises and equipment and other assets of $11.8 million. During 2012, cash provided by our investment activities was $12.9 million and primarily included $165.7 million in net cash from the PlainsCapital Merger, offset by $147.4 million in net purchases of securities in our investment portfolio.

Cash used in financing activities during 2014 was $101.4 million, a decrease in cash used of $499.7 million compared with 2013. The decrease in cash used in financing activities was primarily due to an increase in short-term borrowings during 2014, offset by a greater decrease in deposits, primarily due to our strategic decisions to both not renew any “listing service” time deposits and offer lower renewal rates on certain time deposits acquired in the FNB Transaction, during 2014, compared with 2013. Cash used in financing activities during 2013 increased by $620.9 million compared with 2012. The increase in cash used was primarily due to those financing activities of the banking segment acquired as a part of the PlainsCapital Merger for the year ended December 31, 2013 compared with the month ended December 31, 2012.

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

We had deposits of $6.4 billion at December 31, 2014, a decrease of $353.0 million from $6.7 billion at December 31, 2013. This decrease is primarily due to our strategic decisions to both not renew any “listing service” time deposits and offer lower renewal rates on certain time deposits acquired in the FNB Transaction to conform to the legacy PlainsCapital Bank interest rate structure. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At December 31, 2014, money market deposits, including brokered deposits, were $941.8 million; time deposits, including brokered deposits, were $1.7 billion; and noninterest bearing demand deposits were $2.1 billion. Money market deposits, including brokered deposits, decreased by $213.6 million from $1.2 billion and time deposits, including brokered deposits, decreased $631.6 million from $2.3 billion at December 31, 2013.

The Bank’s 15 largest depositors, excluding Hilltop and First Southwest, accounted for 13.24% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding First Southwest, accounted for 7.77% of the Bank’s total deposits at December 31, 2014. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

Broker-Dealer Segment

FSC relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with four unaffiliated banks of up to $305.0 million, which are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At December 31, 2014, FSC had borrowed $123.2 million under these credit arrangements.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.5 billion maintained with the Bank. At December 31, 2014, PrimeLending had outstanding borrowings of $1.2 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million. At December 31, 2014, PrimeLending had no borrowings under the JPMorgan Chase line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $214.6 million, or 91.5%, equity investments of $13.8 million and other investments of $6.2 million comprised NLC’s $234.5 million in total cash and investments at December 31, 2014. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo Bank, N.A. and an investment management agreement with DTF Holdings, LLC.

Contractual Obligations

The following table presents information regarding our contractual obligations at December 31, 2014 (in thousands). Our reserve for losses and loss adjustment expenses does not have a contractual maturity date. However, based on historical payment patterns, the amounts presented are management’s estimate of the expected timing of these payments. The timing of payments is subject to significant uncertainty. NLC maintains a portfolio of investments with varying maturities to provide adequate cash flows for such payments. Payments related to leases are based on actual payments specified in the underlying contracts. Payments related to short-term borrowings and long-term debt obligations include the estimated contractual interest payments under the respective agreements. The following table reflects First Southwest’s payoff of its $4.2 million nonrecourse notes contractually due January 2035 in January 2015. The contractual obligations assumed as a part of the SWS Merger, effective January 1, 2015, are not included in the following table.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Reserve for losses and loss adjustment expenses	$20,059	$7,904	$1,605	$148	$29,716
Short-term borrowings	764,403	—	—	—	764,403
Long-term debt obligations	13,932	9,556	9,917	198,433	231,838
Capital lease obligations	1,090	2,232	2,354	10,348	16,024
Operating lease obligations	24,588	34,238	19,776	28,169	106,771
Cash portion of SWS merger consideration	78,216	—	—	—	78,216
Total	$902,288	$53,930	$33,652	$237,098	$1,226,968

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.4 billion at December 31, 2014 and outstanding financial and performance standby letters of credit of $45.1 million at December 31, 2014.

In the normal course of business, FSC executes, settles and finances various securities transactions that may expose FSC to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the account of FSC, use of derivatives to support certain non-profit housing organization clients, clearing agreements between FSC and various clearinghouses and broker-dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. Our significant accounting policies are presented in Note 1 to our consolidated financial statements, which are included in this Annual Report. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for loan losses, amounts receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”), reserve for losses and loss adjustment expenses, goodwill and identifiable intangible assets, loan indemnification liability, mortgage servicing rights and acquisition accounting.

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

FDIC Indemnification Asset

We have elected to account for the FDIC Indemnification Asset in accordance with FASB ASC 805. The FDIC Indemnification Asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into noninterest income within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered OREO. Any increases in cash flow of the covered assets over those expected will reduce the FDIC Indemnification Asset, and any decreases in cash flow of the covered assets under those expected will increase the FDIC Indemnification Asset. Any amortization of changes in value is limited to the contractual terms of the loss-share agreements. Increases and decreases to the FDIC Indemnification Asset are recorded as adjustments to noninterest income within the consolidated statements of operations over the life of the loss-share agreements.

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses represents our best estimate of our ultimate liability for losses and loss adjustment expenses relating to events that occurred prior to the end of any given accounting period but have not been paid, less a reduction for reinsurance recoverables related to those liabilities. Months and potentially years may elapse between the occurrence of a loss covered by one of our insurance policies, the reporting of the loss and the payment of the claim. We record a liability for estimates of losses that will be paid for claims that have been reported, which is referred to as case reserves. As claims are not always reported when they occur, we estimate liabilities for claims that have occurred but have not been reported (“IBNR”).

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

Mortgage Servicing Rights

The Company measures its residential mortgage servicing assets using the fair value method. Under the fair value method, the retained MSR are carried in the balance sheet at fair value and the changes in fair value are reported in earnings within other noninterest income in the period in which the change occurs. Retained MSR are measured at fair value as of the date of sale of the related mortgage loan. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.

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

Acquisition Accounting

We account for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values at the date of acquisition. Management applies various valuation methodologies to these acquired assets and assumed liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, among others, projected cash flows, prepayment and default assumptions, discount rates, and realizable collateral values. Purchase date valuations, which are subject to change for up to one year after the acquisition date, determine the amount of goodwill or bargain purchase gain recognized in connection with the business combination. Certain assumptions and estimates must be updated regularly in connection with the ongoing accounting for purchased loans. Valuation assumptions and estimates may also have to be revisited in connection with periodic assessments of possible value impairment, including impairment of goodwill, intangible assets and certain other long-lived assets. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on the Company’s results of operations.

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

At December 31, 2014, total notes payable outstanding on our consolidated balance sheet was $56.7 million, and was comprised entirely of indebtedness subject to variable interest rates. If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	December 31, 2014
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,079,529	$614,022	$739,362	$293,244	$654,707	$5,380,864
Securities	24,144	75,537	278,873	215,786	322,150	916,490
Federal funds sold and securities purchased under agreements to resell	30,602	—	—	—	—	30,602
Other interest sensitive assets	448,544	—	—	—	—	448,544
Total interest sensitive assets	3,582,819	689,559	1,018,235	509,030	976,857	6,776,500

Interest sensitive liabilities:
Interest bearing checking	$2,268,982	$—	$—	$—	$—	$2,268,982
Savings	299,051	—	—	—	—	299,051
Time deposits	495,527	639,870	496,333	35,926	6,016	1,673,672
Notes payable & other borrowings	414,652	225,476	1,355	727	5,163	647,373
Total interest sensitive liabilities	3,478,212	865,346	497,688	36,653	11,179	4,889,078

Interest sensitivity gap	$104,607	$(175,787)	$520,547	$472,377	$965,678	$1,887,422

Cumulative interest sensitivity gap	$104,607	$(71,180)	$449,367	$921,744	$1,887,422

Percentage of cumulative gap to total interest sensitive assets	1.54%	-1.05%	6.63%	13.60%	27.85%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at December 31, 2014 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$15,201	6.16%	$68,676	5.36%
+200	$4,087	1.65%	$43,831	3.42%
+100	$(2,762)	-1.12%	$21,591	1.68%
-50	$414	0.17%	$(17,823)	-1.39%

The projected changes in net interest income and economic value of equity to changes in interest rates at December 31, 2014 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Broker-Dealer Segment

Our broker-dealer segment is exposed to market risk primarily due to its role as a financial intermediary in customer transactions, which may include purchases and sales of securities, use of derivatives and securities lending activities, and in our trading activities, which are used to support sales, underwriting and other customer activities. We are subject to the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, market prices, investor expectations and changes in credit ratings of the issuer.

Our broker-dealer segment is exposed to interest rate risk as a result of maintaining inventories of interest rate sensitive financial instruments and other interest earning assets including customer and correspondent margin loans and securities borrowing activities. Our exposure to interest rate risk is also from our funding sources including customer and correspondent cash balances, bank borrowings, repurchase agreements and securities lending activities. Interest rates on customer and correspondent balances and securities produce a positive spread with rates generally fluctuating in parallel.

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

Our broker-dealer segment is engaged in various brokerage and trading activities that expose us to credit risk arising from potential non-performance from counterparties, customers or issuers of securities. This risk is managed by setting and monitoring position limits for each counterparty, conducting periodic credit reviews of counterparties, reviewing concentrations of securities and conducting business through central clearing organizations.

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

IRLCs represent an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. Our mortgage loans held for sale, which we hold in inventory while awaiting sale into the secondary market, and our IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment until (i) the lock commitment cancellation or expiration date or (ii) the date of sale into the secondary mortgage market. Loan commitments generally range from 20 to 60 days, and our average holding period of the mortgage loan from funding to sale is approximately 30 days. An integral component of our interest rate risk management strategy is our execution of forward commitments to sell MBSs to minimize the impact on earnings resulting from significant fluctuations in the fair value of mortgage loans held for sale and IRLCs caused by changes in interest rates.

We have recently expanded, and may continue to expand, our residential mortgage servicing operations within our mortgage origination segment. As a result of our mortgage servicing business, we have a portfolio of retained MSR. One of the principal risks associated with MSR is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. The mortgage origination segment uses derivative financial instruments, including interest rate swaps, swaptions, and forward MBS commitments, as a means to mitigate market risk associated with MSR assets. No hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The increasing size of our MSR portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the fiscal quarter ended December 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as it relates to the inclusion within our control environment of new or updated controls and processes associated with covered loans, FDIC Indemnification Asset and covered OREO acquired in the FNB Transaction.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our assessment, management concluded that, at December 31, 2014, our internal control over financial reporting is effective.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, or in Item 5 of this Annual Report for the year ended December 31, 2014, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

The financial statements as of June 30, 2014 and 2013 and for each of the three years in the period ended June 30, 2014 of SWS Group, Inc., are filed as Exhibit 99.1 to this Annual Report on Form 10-K and are incorporated by reference herein.

All other financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements.

3.	Exhibits. See the Exhibit Index following the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: February 26, 2015	By:	/s/ Jeremy B. Ford
Jeremy B. Ford
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Chief Executive Officer and Director	February 26, 2015
Jeremy B. Ford	(Principal Executive Officer)

/s/ Darren Parmenter	Executive Vice President — Principal Financial Officer	February 26, 2015
Darren Parmenter	(Principal Financial and Accounting Officer)

/s/ Charlotte Jones Anderson	Director	February 26, 2015
Charlotte Jones Anderson

/s/ Rhodes Bobbitt	Director	February 26, 2015
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Audit Committee Member	February 26, 2015
Tracy A. Bolt

/s/ W. Joris Brinkerhoff	Director	February 26, 2015
W. Joris Brinkerhoff

/s/ Charles R. Cummings	Director and Chairman of Audit Committee	February 26, 2015
Charles R. Cummings

/s/ Hill A. Feinberg	Director	February 26, 2015
Hill A. Feinberg

/s/ Gerald J. Ford	Director	February 26, 2015
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	February 26, 2015
J. Markham Green

Director
Jess T. Hay

/s/ William T. Hill, Jr.	Director	February 26, 2015
William T. Hill, Jr.

/s/ James R. Huffines	Director	February 26, 2015
James R. Huffines

/s/ Lee Lewis	Director	February 26, 2015
Lee Lewis

Director
Andrew J. Littlefair

Signature	Capacity in which Signed	Date

/s/ W. Robert Nichols, III	Director	February 26, 2015
W. Robert Nichols, III

/s/ C. Clifton Robinson	Director	February 26, 2015
C. Clifton Robinson

/s/ Kenneth D. Russell	Director	February 26, 2015
Kenneth D. Russell

/s/ A. Haag Sherman	Director	February 26, 2015
A. Haag Sherman

/s/ Robert Taylor, Jr.	Director	February 26, 2015
Robert Taylor, Jr.

/s/ Carl B. Webb	Director	February 26, 2015
Carl B. Webb

/s/ Alan B. White	Director	February 26, 2015
Alan B. White

Exhibit Number	Description of Exhibit

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

2.3

Agreement and Plan of Merger by and among SWS Group, Inc., Hilltop Holdings Inc. and Peruna LLC, dated as of March 31, 2014 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2014 (File No. 001-31987) and incorporated herein by reference).

3.1

Articles of Amendment and Restatement of Affordable Residential Communities Inc., dated February 16, 2004, as amended or supplemented by: Articles Supplementary, dated February 16, 2004; Corporate Charter Certificate of Notice, dated June 6, 2005; Articles of Amendment, dated January 23, 2007; Articles of Amendment, dated July 31, 2007; Corporate Charter Certificate of Notice, dated September 23, 2008; Articles Supplementary, dated December 15, 2010; Articles Supplementary, dated as of November 29, 2012 relating to Subtitle 8 election; Articles Supplementary, dated November 29, 2012 relating to Non-Cumulative Perpetual Preferred Stock, Series B, of Hilltop Holdings Inc.; and Articles of Amendment, dated March 31, 2014 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-31987) and incorporated herein by reference).

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

10.5†

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

10.7†

Employment Agreement, dated as of December 4, 2014, by and between James R. Huffines and Hilltop Holdings Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on December 9, 2014 (File No. 001-31987) and incorporated herein by reference).

10.8†*	Employment Agreement, dated as of December 4, 2014, by and between Todd Salmans and Hilltop Holdings Inc.

10.9†*	Compensation arrangement with Hill A. Feinberg.

10.10†

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

10.12

Securities Purchase Agreement, dated as of September 27, 2011, by and between PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) and the Secretary of the Treasury (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by PlainsCapital Corporation on September 28, 2011 (File No. 000-53629) and incorporated herein by reference).

10.13

Repurchase Letter, dated as of September 27, 2011, by and between PlainsCapital Corporation (successor by merger to PlainsCapital Corporation) and the United Stated Department of the Treasury (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by PlainsCapital Corporation on September 28, 2011 (File No. 000-53629) and incorporated herein by reference).

10.14†

Form of Restricted Stock Award Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 6, 2013 (File No. 001-31987) and incorporated herein by reference).

10.15†

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

10.18†

Sublease, dated December 1, 2012, by and between Hunter’s Glen/Ford, LTD and Hilltop Holdings Inc. (filed as Exhibit 10.19 to the Registrant’s Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014 (File No. 001-31987) and incorporated herein by reference).

10.19†

First Amendment to Sublease, dated February 28, 2014, by and between Hunter’s Glen/Ford, LTD and Hilltop Holdings Inc. (filed as Exhibit 10.20 to the Registrant’s Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014 (File No. 001-31987) and incorporated herein by reference).

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Ernst & Young LLP.

23.3*	Consent of Grant Thornton LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Audited consolidated financial statements of SWS Group, Inc. as of June 30, 2014 and 2013 and for each of the three years in the period ended June 30, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.

†    Exhibit is a management contract or compensatory plan.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Hilltop Holdings Inc.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hilltop Holdings Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of PrimeLending and First Southwest Company for the year ended December 31, 2012, both wholly owned subsidiaries of the Company, which statements reflect total assets of approximately $1.5 billion and $0.5 billion, respectively, of the related consolidated total as of December 31, 2012 and total net income before tax of approximately $5.7 million and $1.6 million, respectively, of the related consolidated total for the year ended December 31, 2012. The 2012 financial statements of PrimeLending and First Southwest Company were audited by other auditors whose reports thereon have been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for PrimeLending and First Southwest Company, is based solely on the reports of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinions.

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

February 26, 2015

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

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2013

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Cash and due from banks	$782,473	$713,099
Federal funds sold and securities purchased under agreements to resell	30,602	32,924
Securities:
Trading, at fair value	65,717	58,846
Available for sale, at fair value (amortized cost of $924,755 and $1,256,862, respectively)	925,535	1,203,143
Held to maturity, at amortized cost (fair value of $118,345)	118,209	—
	1,109,461	1,261,989

Loans held for sale	1,309,693	1,089,039
Non-covered loans, net of unearned income	3,920,476	3,514,646
Allowance for non-covered loan losses	(37,041)	(33,241)
Non-covered loans, net	3,883,435	3,481,405

Covered loans, net of allowance of $4,611 and $1,061, respectively	638,029	1,005,308
Broker-dealer and clearing organization receivables	167,884	119,317
Insurance premiums receivable	25,066	25,597
Deferred policy acquisition costs	20,416	20,991
Premises and equipment, net	206,991	200,706
FDIC indemnification asset	130,437	188,291
Covered other real estate owned	136,945	142,833
Mortgage servicing rights	36,155	20,149
Other assets	453,238	279,745
Goodwill	251,808	251,808
Other intangible assets, net	59,783	70,921
Total assets	$9,242,416	$8,904,122

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$2,076,385	$1,773,749
Interest-bearing	4,293,507	4,949,169
Total deposits	6,369,892	6,722,918

Broker-dealer and clearing organization payables	179,042	129,678
Reserve for losses and loss adjustment expenses	29,716	27,468
Unearned insurance premiums	88,176	88,422
Short-term borrowings	762,696	342,087
Notes payable	56,684	56,327
Junior subordinated debentures	67,012	67,012
Other liabilities	227,959	158,288
Total liabilities	7,781,177	7,592,200
Commitments and contingencies (see Notes 18 and 19)
Stockholders’ equity:
Hilltop stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized;
Series B, liquidation value per share of $1,000; 114,068 shares issued and outstanding	114,068	114,068
Common stock, $0.01 par value, 125,000,000 and 100,000,000 shares authorized; 90,181,888 and 90,175,688 shares issued and outstanding, respectively	902	902
Additional paid-in capital	1,390,788	1,388,641
Accumulated other comprehensive income (loss)	651	(34,863)
Accumulated deficit	(45,957)	(157,607)
Total Hilltop stockholders’ equity	1,460,452	1,311,141
Noncontrolling interests	787	781
Total stockholders’ equity	1,461,239	1,311,922
Total liabilities and stockholders’ equity	$9,242,416	$8,904,122

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Interest income:
Loans, including fees	$341,458	$284,782	$23,900
Securities:
Taxable	29,206	27,078	13,116
Tax-exempt	4,681	4,775	464
Federal funds sold and securities purchased under agreements to resell	52	113	106
Interest-bearing deposits with banks	1,602	1,848	801
Other	11,770	10,479	651
Total interest income	388,769	329,075	39,038

Interest expense:
Deposits	15,742	14,877	1,013
Short-term borrowings	2,205	1,814	215
Notes payable	2,532	10,512	8,613
Junior subordinated debentures	2,360	2,409	212
Other	4,789	3,262	143
Total interest expense	27,628	32,874	10,196

Net interest income	361,141	296,201	28,842
Provision for loan losses	16,933	37,158	3,800
Net interest income after provision for loan losses	344,208	259,043	25,042

Noninterest income:
Net realized gains on securities	—	4,937	112
Net gains from sale of loans and other mortgage production income	390,361	457,531	50,384
Mortgage loan origination fees	63,011	79,736	7,224
Net insurance premiums earned	164,524	157,533	146,701
Investment and securities advisory fees and commissions	101,874	93,093	11,238
Bargain purchase gain	—	12,585	—
Other	79,541	44,670	8,573
Total noninterest income	799,311	850,085	224,232

Noninterest expense:
Employees’ compensation and benefits	490,706	480,496	60,972
Loss and loss adjustment expenses	94,429	110,755	109,159
Policy acquisition and other underwriting expenses	46,942	46,289	43,658
Occupancy and equipment, net	101,697	86,248	7,360
Other	231,579	187,947	34,368
Total noninterest expense	965,353	911,735	255,517

Income (loss) before income taxes	178,166	197,393	(6,243)
Income tax expense (benefit)	65,608	70,684	(1,145)

Net income (loss)	112,558	126,709	(5,098)
Less: Net income attributable to noncontrolling interest	908	1,367	494

Income (loss) attributable to Hilltop	111,650	125,342	(5,592)
Dividends on preferred stock	5,703	4,327	259
Income (loss) applicable to Hilltop common stockholders	$105,947	$121,015	$(5,851)

Earnings (loss) per common share:
Basic	$1.18	$1.43	$(0.10)
Diluted	$1.17	$1.40	$(0.10)

Weighted average share information:
Basic	89,710	84,382	58,754
Diluted	90,573	90,331	58,754

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$112,558	$126,709	$(5,098)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax of $22,268, $(21,972) and $(3,172), respectively	40,090	(39,709)	(5,889)
Reclassification adjustment for gains included in net income, net of tax of $(2,582) $(1,793) and $0, and other	(4,576)	(3,248)	—
Comprehensive income (loss)	148,072	83,752	(10,987)
Less: comprehensive income attributable to noncontrolling interest	908	1,367	494

Comprehensive income (loss) applicable to Hilltop	$147,164	$82,385	$(11,481)

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated		Total
					Additional	Other		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, December 31, 2011	—	$—	56,501	$565	$918,192	$13,983	$(277,357)	$655,383	$—	$655,383
Net loss	—	—	—	—	—	—	(5,592)	(5,592)	494	(5,098)
Other comprehensive loss	—	—	—	—	—	(5,889)	—	(5,889)	—	(5,889)
Issuance of preferred stock	114	114,068	—	—	—	—	—	114,068	—	114,068
Issuance of common stock	—	—	27,123	271	387,312	—	—	387,583	—	387,583
Stock-based compensation expense	—	—	—	—	450	—	—	450	—	450
Common stock issued to board members	—	—	4	—	50	—	—	50	—	50
Repurchase and retirement of common stock	—	—	(141)	(1)	(1,297)	—	—	(1,298)	—	(1,298)
Dividends on preferred stock	—	—	—	—	(259)	—	—	(259)	—	(259)
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	1,789	1,789
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(229)	(229)
Balance, December 31, 2012	114	$114,068	83,487	$835	$1,304,448	$8,094	$(282,949)	$1,144,496	$2,054	$1,146,550
Net income	—	—	—	—	—	—	125,342	125,342	1,367	126,709
Other comprehensive loss	—	—	—	—	—	(42,957)	—	(42,957)	—	(42,957)
Issuance of common stock	—	—	6,208	62	86,705	—	—	86,767	—	86,767
Stock-based compensation expense	—	—	—	—	1,671	—	—	1,671	—	1,671
Common stock issued to board members	—	—	10	—	149	—	—	149	—	149
Issuance of restricted common stock	—	—	471	5	(5)	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(4,327)	—	—	(4,327)	—	(4,327)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(2,640)	(2,640)
Balance, December 31, 2013	114	$114,068	90,176	$902	$1,388,641	$(34,863)	$(157,607)	$1,311,141	$781	$1,311,922
Net income	—	—	—	—	—	—	111,650	111,650	908	112,558
Other comprehensive income	—	—	—	—	—	35,514	—	35,514	—	35,514
Stock-based compensation expense	—	—	—	—	4,653	—	—	4,653	—	4,653
Common stock issued to board members	—	—	9	—	208	—	—	208	—	208
Forfeiture of restricted common stock awards	—	—	(3)	—	(12)	—	—	(12)	—	(12)
Dividends on preferred stock	—	—	—	—	(5,703)	—	—	(5,703)	—	(5,703)
Issuance of common stock	—	—	—	—	3,001	—	—	3,001	—	3,001
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(902)	(902)
Balance, December 31, 2014	114	$114,068	90,182	$902	$1,390,788	$651	$(45,957)	$1,460,452	$787	$1,461,239

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income (loss)	$112,558	$126,709	$(5,098)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	16,933	37,158	3,800
Depreciation, amortization and accretion, net	(83,279)	(53,794)	(2,533)
Net realized gains on securities	—	(4,937)	(112)
Bargain purchase gain	—	(12,585)	—
Net gain on investment in SWS common stock	(5,985)	—	—
Deferred income taxes	(22,782)	15,829	(6,426)
Other, net	19,000	6,249	612
Net change in trading securities	(6,871)	31,267	12,900
Net change in broker-dealer and clearing organization receivables	(145,283)	21,219	43,309
Net change in other assets	(36,167)	7,465	(541)
Net change in broker-dealer and clearing organization payables	214,755	(55,247)	(46,509)
Net change in loss and loss adjustment expense reserve	2,248	(6,544)	(10,823)
Net change in unearned insurance premiums	(246)	5,824	1,937
Net change in other liabilities	57,329	(34,540)	9,025
Net gains from sale of loans	(390,361)	(457,531)	(50,384)
Loans originated for sale	(10,839,905)	(11,752,800)	(1,344,577)
Proceeds from loans sold	11,016,636	12,522,963	1,510,639
Net cash provided by (used in) operating activities	(91,420)	396,705	115,219

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	5,203	—	—
Proceeds from sales, maturities and principal reductions of securities available for sale	315,166	381,890	77,445
Purchases of securities held to maturity	(123,520)	—	—
Purchases of securities available for sale	(49,156)	(372,998)	(224,893)
Net change in loans	103,031	(140,437)	10,673
Purchases of premises and equipment and other assets	(43,186)	(33,066)	(17,412)
Proceeds from sales of premises and equipment and other real estate owned	69,400	21,233	1,377
Net cash paid (received) for Federal Home Loan Bank and Federal Reserve Bank stock	(17,114)	4,600	—
Net cash from acquisitions	—	362,695	165,679
Net cash provided by investing activities	259,824	223,917	12,869

Financing Activities
Net change in deposits	(518,417)	(210,491)	207,997
Net change in short-term borrowings	420,609	(386,163)	(185,812)
Proceeds from notes payable	3,000	2,000	—
Payments on notes payable	(2,643)	(3,262)	(766)
Payments to repurchase common stock	—	—	(1,298)
Dividends paid on preferred stock	(5,619)	(2,985)	—
Net cash distributed to noncontrolling interest	(902)	(2,640)	(229)
Other, net	2,620	2,482	(40)
Net cash provided by (used in) financing activities	(101,352)	(601,059)	19,852

Net change in cash and cash equivalents	67,052	19,563	147,940
Cash and cash equivalents, beginning of year	746,023	726,460	578,520
Cash and cash equivalents, end of year	$813,075	$746,023	$726,460

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$28,846	$31,805	$10,371
Cash paid for income taxes, net of refunds	$26,859	$73,802	$(184)
Supplemental Schedule of Non-Cash Activities
Conversion of available for sale investment to SWS common stock	$71,502	$—	$—
Redemption of senior exchangeable notes for common stock	$—	$83,950	$—
Conversion of loans to other real estate owned	$67,542	$25,639	$—
Preferred stock issued in acquisition	$—	$—	$114,068
Common stock issued in acquisition	$—	$—	$387,583

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

The Company has two primary operating business units, PlainsCapital and National Lloyds Corporation (“NLC”). PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, an array of financial products and services. In addition to traditional banking services, PlainsCapital provides residential mortgage lending, investment banking, public finance advisory, wealth and investment management, treasury management, fixed income sales, asset management, and correspondent clearing services. NLC is a property and casualty insurance holding company that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

The operating results of Hilltop for the year ended December 31, 2012 include the results from the operations acquired in the PlainsCapital Merger for the month ended December 31, 2012. Certain disclosures within the notes to consolidated financial statements are specific to financial products and services of PlainsCapital and its subsidiaries and therefore include information at December 31, 2014 and 2013 and relating to the post-acquisition years ended December 31, 2014 and 2013 and one month period ended December 31, 2012.

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

The presentation of the Company’s historical consolidated financial statements has been modified and certain items in the 2012 financial statements have been reclassified to conform to the current period presentation, which is more consistent with that of a financial institution that provides an array of financial products and services.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Hilltop also owns 100% of NLC, which operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC, the controlling and sole managing member of PrimeLending Ventures, LLC (“Ventures”).

The principal subsidiaries of First Southwest are First Southwest Company, LLC (“FSC”), a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority and a member of the New York Stock Exchange (“NYSE”), and First Southwest Asset Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940.

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

On October 2, 2014, as discussed in Note 4 to the consolidated financial statements, Hilltop exercised the SWS Warrant (defined hereafter) in full and paid the aggregate exercise price by the automatic elimination of the $50.0 million aggregate principal amount note due to Hilltop under the credit agreement. Consequently, Hilltop owned approximately 21% of the outstanding shares of SWS Group, Inc. (“SWS”) common stock. Contemporaneous with the exercise of the SWS Warrant, Hilltop changed the accounting method for its investment in SWS common stock and elected to account for its investment in accordance with the provisions of the Fair Value Option Subsections of the ASC (“Fair Value Option”) as permitted by GAAP. Hilltop had previously accounted for its investment in SWS common stock as an available for sale security. Under the Fair Value Option, Hilltop’s investment in SWS common stock is recorded at fair value effective October 2, 2014, with changes in fair value being recorded in other noninterest income within the consolidated statement of operations rather than as a component of other comprehensive income. Hilltop’s election to apply the provisions of the Fair Value Option resulted in Hilltop recording those unrealized gains previously associated with its investment in SWS common stock of $7.2 million. For the period from October 3, 2014 through December 31, 2014, the change in fair value of Hilltop’s investment in SWS common stock resulted in a loss of $1.2 million. In the aggregate, Hilltop recorded a $6.0 million net gain in other noninterest income within the consolidated statement of operations during 2014. At December 31, 2014, Hilltop’s investment in SWS common stock is included in other assets within the consolidated balance sheet and is recorded at fair value.

PlainsCapital also owns 100% of the outstanding common securities of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which are not included in the consolidated financial statements under the requirements of the Variable Interest Entities Subsections of the ASC, because the primary beneficiaries of the Trusts are not within the consolidated group.

Acquisition Accounting

Acquisitions are accounted for under the acquisition method of accounting. Purchased assets, including identifiable intangible assets, and assumed liabilities are recorded at their respective acquisition date fair values. If the fair value of net assets purchased exceeds the consideration given, a “bargain purchase gain” is recognized. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized.

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

Loans Held for Sale

Loans held for sale consist primarily of single-family residential mortgages funded through PrimeLending. These loans are generally on the consolidated balance sheet for no more than 30 days. Substantially all mortgage loans originated by PrimeLending are sold in the secondary market, the majority with servicing released. Mortgage loans held for sale are carried at fair value under the provisions of the Fair Value Option. Changes in the fair value of the loans held for sale are recognized in earnings and fees and costs associated with origination are recognized as incurred. The specific identification method is used to determine realized gains and losses on sales of loans, which are reported as net gains (losses) in noninterest income. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and repayment of certain sales proceeds to investors under certain conditions. In addition, certain mortgage loans guaranteed by U.S. Government agencies and sold into Government National Mortgage Association (“GNMA”) pools may, under certain conditions specified in the government programs, become subject to repurchase by PrimeLending. Such loans subject to repurchase no longer qualify for sale accounting and are reported as loans held for sale in the consolidated balance sheets.

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

The Bank originates loans to customers primarily in Texas. Although the Bank has diversified loan and leasing portfolios and, generally, holds collateral against amounts advanced to customers, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region and of the industries in which its debtors operate, which consist primarily of energy, agribusiness, wholesale/retail trade, construction and real estate. PrimeLending originates loans to customers in its offices, which are located throughout the United States. Substantially all mortgage loans originated by PrimeLending are sold in the secondary market, the majority with servicing released, although PrimeLending does retain servicing in certain circumstances. FSC makes loans to customers through margin transactions. FSC controls risk by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines, which may vary based upon market conditions. Securities owned by customers and held as collateral for margin loans are not included in the consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The Bank’s allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans; (ii) general historical valuation allowances calculated based on historical loan loss experience for homogenous loans with similar collateral; and (iii) valuation allowances to adjust general reserves based on recent economic conditions and other qualitative risk factors both internal and external to the Bank.

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

Assets Segregated for Regulatory Purposes

Under certain conditions, FSC may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. FSC was required to segregate $76.0 million in cash and securities at December 31, 2014, which is included in other assets within the consolidated balance sheet. At December 31, 2013, FSC was not required to segregate cash and securities.

FSC was not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2014 and 2013.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Insurance Premiums Receivable

Insurance premiums receivable include premiums written and not yet collected. NLC routinely evaluates the receivable balance to determine if an allowance for uncollectible amounts is necessary. At December 31, 2014 and 2013, NLC determined that no valuation allowance was necessary.

Deferred Policy Acquisition Costs

Costs of acquiring insurance vary with and are primarily related to the successful acquisition of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred policy acquisition costs. NLC regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and loss adjustment expenses, unamortized policy acquisition costs, and maintenance costs exceed related unearned insurance premiums and anticipated investment income. At December 31, 2014 and 2013, there was no premium deficiency.

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

FDIC Indemnification Asset

The Company has elected to account for the FDIC Indemnification Asset in accordance with FASB ASC 805. The FDIC Indemnification Asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered OREO. Any increases in cash flow of the covered assets over those expected will reduce the FDIC Indemnification Asset, and any decreases in cash flow of the covered assets under those expected will increase the FDIC Indemnification Asset. Any amortization of changes in value is limited to the contractual term of the loss-share agreements. Increases and decreases to the FDIC Indemnification Asset are recorded as adjustments to noninterest income within the consolidated statements of operations over the life of the loss-share agreements.

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

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the repayment term of the loans. Debt issuance costs of $2.3 million and $0.2 million in 2013 and 2012 were amortized and included in interest expense within the consolidated statements of operations. In November 2013, the total remaining unamortized balance of $2.1 million was expensed as a result of the redemption of all outstanding 7.5% Senior Exchangeable Notes due 2025 (“the Notes”), as further described in Note 13 to the consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Derivative Financial Instruments

The Company’s hedging policies permit the use of various derivative financial instruments, including forward commitments, and interest rate swaps and swaptions, to manage interest rate risk or to hedge specified assets and liabilities. The Company’s derivative financial instruments also include interest rate lock commitments (“IRLCs”) executed with its customers that allow those customers to obtain a mortgage loan on a future date at an agreed-upon interest rate. The IRLCs, forward commitments, and interest rate swaps and swaptions meet the definition of a derivative under the provisions of the Derivatives and Hedging Topic of the ASC.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $4.6 million, $5.3 million and $0.4 million during 2014, 2013 and 2012, respectively.

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

Benefits from uncertain tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of cumulative benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the reporting period in which that threshold is no longer met. The Company did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. At December 31, 2014, the net unrecognized tax benefit was $0.4 million. If the Company were to prevail on all uncertain tax positions, the effect would be a benefit to the Company’s effective tax rate. Due to uncertainties in any tax audit outcome, estimates of the ultimate settlement of unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimate.

Deferred tax assets, including net operating loss and tax credit carry forwards, are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that any portion of these tax attributes will not be realized. Periodic reviews of the carrying amount of deferred tax assets are made when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Based on that evaluation, management determined at December 31, 2014 that it was appropriate to establish a valuation allowance on the portion of the deferred tax asset associated with its capital losses from investments that could not be carried back to prior tax years. The Company has no valuation allowance on the remainder of its deferred tax assets at December 31, 2014 or 2013.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Basic and Diluted Net Income (Loss) Per Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method prescribed by the Earnings Per Share Topic of the ASC. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. During 2013, as discussed in Note 20 to the consolidated financial statements, Hilltop issued Restricted Stock Awards which qualify as participating securities.

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During 2014, stock options and RSUs are the only potentially dilutive non-participating instruments issued by Hilltop, while potentially dilutive non-participating instruments during 2013 included stock options, RSUs and the Notes, which were called for redemption during the fourth quarter of 2013. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

2. Acquisitions

FNB Transaction

On the Bank Closing Date, the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of FNB from the FDIC in an FDIC-assisted transaction. As part of the P&A Agreement, the Bank and the FDIC entered into loss-share agreements covering future losses incurred on certain acquired loans and OREO. The Company refers to acquired commercial and single family residential loan portfolios and OREO that are subject to the loss-share agreements as “covered loans” and “covered OREO”, respectively, and these assets are presented as separate line items in the Company’s consolidated balance sheets. Collectively, covered loans and covered OREO are referred to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. The asset arising from the loss-share agreements, referred to as the “FDIC Indemnification Asset,” is measured separately from the covered loan portfolio because the agreements are not contractually embedded in the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

The operations of FNB are included in the Company’s operating results beginning September 14, 2013. For the period from September 14, 2013 through December 31, 2013, FNB’s operations included net interest income of $32.0 million, other revenues of $20.4 million and net income of $18.5 million. Such operating results included a bargain purchase gain of $12.6 million, before taxes of $4.5 million, and are not necessarily indicative of future operating results. FNB’s results of operations prior to the Bank Closing Date are not included in the Company’s consolidated operating results.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During 2013, transaction-related expenses of $0.1 million associated with the FNB Transaction are included in noninterest expense within the consolidated statement of operations. Such expenses were for professional services and other incremental costs associated with the integration of FNB’s operations.

The FNB Transaction was accounted for using the acquisition method of accounting and, accordingly, purchased assets, including identifiable intangible assets and assumed liabilities, were recorded at their respective fair values as of the Bank Closing Date using significant estimates and assumptions to value certain identifiable assets acquired and liabilities assumed. The amounts are subject to adjustments based upon final settlement with the FDIC. The terms of the P&A Agreement provide for the FDIC to indemnify the Bank against claims with respect to liabilities and assets of FNB or any of its affiliates not assumed or otherwise purchased by the Bank and with respect to certain other claims by third parties.

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

The FDIC bid form provided a list of properties (branches and support facilities) owned by FNB for sale at fixed prices. The Bank purchased 44 properties owned by FNB in connection with its bid for an aggregate purchase price of $59.5 million. For those properties owned by FNB that the Bank declined to purchase in its bid, the Bank had exclusive options to purchase those properties following the Bank Closing Date. In connection with those options, the Bank purchased an additional seven properties owned by FNB during 2013, for an aggregate purchase price of $4.9 million. The Bank also had an option to assume the leases of properties leased by FNB. The Bank was required to purchase all data management equipment and, other certain special assets, furniture, fixtures and equipment, in each case at an appraised value for any properties purchased or leased by the Bank. The Bank paid $10.3 million to the FDIC during 2013 for furniture, fixtures and data management equipment. The Bank was required to pay rent to the FDIC on properties owned or leased by FNB and furniture and equipment at such properties until it surrendered such properties to the FDIC.

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

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
Commercial and industrial	$47,874	$47,751	$95,625
Real estate	242,998	611,219	854,217
Construction and land development	26,669	158,247	184,916
Consumer	19,095	5,614	24,709
Total	$336,636	$822,831	$1,159,467

The following table presents information about the acquired PCI loans at the Bank Closing Date (in thousands).

Contractually required principal and interest payments	$1,533,667
Nonaccretable difference	542,241
Cash flows expected to be collected	991,426
Accretable difference	168,595
Fair value of loans acquired with a deterioration of credit quality	$822,831

The following table presents information about the acquired loans without credit impairment at the Bank Closing Date (in thousands).

Contractually required principal and interest payments	$466,754
Contractual cash flows not expected to be collected	43,783
Fair value at acquisition	336,636

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

PlainsCapital Merger

After the close of business on November 30, 2012, Hilltop acquired PlainsCapital Corporation in a stock and cash transaction. PlainsCapital Corporation merged with and into a wholly owned subsidiary of Hilltop, which continued as the surviving entity under the name “PlainsCapital Corporation”. Based on Hilltop’s closing stock price on November 30, 2012, the total purchase price was $813.5 million, consisting of 27.1 million shares of common stock, $311.8 million in cash and the issuance of 114,068 shares of Hilltop Non-Cumulative Perpetual Preferred Stock, Series B (the “Hilltop Series B Preferred Stock”) in exchange on a one-for-one basis for the outstanding shares of PlainsCapital Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the United States Department of the Treasury (the “U.S. Treasury”).

The PlainsCapital Merger was accounted for using the acquisition method of accounting, and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The components of the consideration paid are shown in the following table (in thousands).

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

During 2012, transaction expenses of $6.6 million associated with the PlainsCapital Merger are included in noninterest expense within the consolidated statement of operations. Such expenses were for professional services and other incremental costs associated with the integration of PlainsCapital’s operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Pro Forma Results of Operations

The operations acquired in the FNB Transaction are included in the Company’s operating results beginning September 14, 2013. The purchase of assets and assumption of certain liabilities of FNB from the FDIC, as receiver, was sufficiently significant to require disclosure of historical financial statements and related pro forma financial disclosure. Due to the nature and magnitude of the FNB Transaction, coupled with the federal assistance and protection resulting from the FDIC loss-share agreements, historical financial information of FNB is not relevant to future operations. The Company has omitted certain historical financial information and the related pro forma financial information of FNB pursuant to the guidance provided in Staff Accounting Bulletin Topic 1.K, Financial Statements of Acquired Troubled Financial Institutions (“SAB 1:K”), and a request for relief granted by the SEC. SAB 1:K provides relief from the requirements of Rule 3-05 of Regulation S-X in certain instances, such as the FNB Transaction, where a registrant engages in an acquisition of a significant amount of assets of a troubled financial institution for which audited financial statements are not reasonably available and in which federal assistance is so pervasive as to substantially reduce the relevance of such information to an assessment of future operations. Therefore, no additional historical pro forma information regarding FNB is provided below.

The results of operations acquired in the PlainsCapital Merger have been included in the Company’s consolidated financial results since December 1, 2012. The following table discloses the impact of PlainsCapital on the Company’s results of operations (excluding the impact of acquisition-related merger and restructuring charges discussed below) since the acquisition date through December 31, 2012 (in thousands). The table also presents pro forma results had the PlainsCapital Merger taken place on January 1, 2011 and includes the estimated impact of purchase accounting adjustments. The purchase accounting adjustments reflect the impact of recording the acquired loans at fair value, including the estimated accretion of the purchase discount on the loan portfolio. Accretion estimates were based on the acquisition date purchase discount on the loan portfolio, as it was not practicable to determine the amount of discount that would have been recorded based on economic conditions that existed on January 1, 2011. The pro forma results do not include any potential operating cost savings as a result of the PlainsCapital Merger. Further, certain costs associated with any restructuring or integration

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

activities are also not reflected in the pro forma results. Pro forma results include any acquisition-related merger and restructuring charges incurred during the period. The pro forma results are not indicative of what would have occurred had the PlainsCapital Merger taken place on the indicated date.

	PlainsCapital	Pro Forma Combined
	Acquisition Date	Twelve Months
	through	Ended
	December 31, 2012	December 31, 2012
Net interest income	$24,029	$221,635
Other revenues	70,085	901,347
Net income	8,361	75,138

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained MSR at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At December 31, 2014, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.27 billion, and the unpaid principal balance of those loans was $1.22 billion. At December 31, 2013, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.06 billion, and the unpaid principal balance of those loans was $1.04 billion. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

On October 2, 2014, as discussed in Note 1 to the consolidated financial statements, Hilltop elected to measure its investment in SWS common stock under the provisions of the Fair Value Option. At December 31, 2014, the fair value of Hilltop’s investment in SWS common stock was $70.3 million and is included in other assets within the consolidated balance sheet.

The Company holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of the Fair Value Option or other authoritative pronouncements. The fair values of those instruments are determined primarily using Level 2 inputs, as further described below.

Available For Sale Securities — Most securities available for sale are reported at fair value using Level 2 inputs. The Company obtains fair value measurements from independent pricing services. As the Company is responsible for the determination of fair value, control processes are designed to ensure that the fair values received from independent pricing services are reasonable and the valuation techniques and assumptions used appear reasonable and consistent with prevailing market conditions. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the financial instruments’ terms and conditions, among other things. For public common and preferred equity stocks, the determination of fair value uses Level 1 inputs based on observable market transactions. Regarding the  note receivable from SWS and the SWS Warrant prior to October 2, 2014, the determination of fair value used Level 3 inputs such as internal or external fund manager valuations based on unobservable inputs including recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.

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

Derivatives — Derivatives are reported at fair value using either Level 2 or Level 3 inputs. PrimeLending and FSC use dealer quotes to value forward purchase commitments and forward sale commitments, respectively, executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers and FSC issues forward purchase commitments to its clients that are valued based on the change in the fair value of the underlying mortgage loan from inception of the IRLC or purchase commitment to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale”, above. FSC determines the value of the underlying mortgage loan from prices of comparable securities used to value forward sale commitments. Additionally, PrimeLending uses dealer quotes to value interest rate swaps and swaptions executed to hedge its MSR asset and First Southwest entered into a derivative option agreement (“Fee Award Option”) valued using discounted cash flow and probability of exercise. The Fee Award Option was exercised during the fourth quarter of 2014.

Mortgage servicing rights asset — The MSR asset is reported at fair value using Level 3 inputs. Fair value is determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 10 to the consolidated financial statements.

Investment in SWS Common Stock — The investment in SWS common stock is reported at fair value using quoted market prices for SWS’s common stock as traded on the NYSE, which is considered a Level 1 input.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2014	Inputs	Inputs	Inputs	Fair Value
Trading securities	$39	$65,678	$—	$65,717
Available for sale securities	13,762	911,773	—	925,535
Loans held for sale	—	1,263,135	9,017	1,272,152
Derivative assets	—	23,805	—	23,805
MSR asset	—	—	36,155	36,155
Investment in SWS common stock	70,282	—	—	70,282
Trading liabilities	—	48	—	48
Derivative liabilities	—	12,849	—	12,849

	Level 1	Level 2	Level 3	Total
December 31, 2013	Inputs	Inputs	Inputs	Fair Value
Trading securities	$33	$58,813	$—	$58,846
Available for sale securities	22,079	1,121,011	60,053	1,203,143
Loans held for sale	—	1,031,988	27,729	1,059,717
Derivative assets	—	23,564	—	23,564
MSR asset	—	—	20,149	20,149
Trading liabilities	—	46	—	46
Derivative liabilities	—	139	5,600	5,739

The following table includes a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance at					Included in Other
	Beginning of	Purchases/	Sales/	Transfers into	Included in	Comprehensive	Balance at
	Year	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Year
Year ended December 31, 2014
Available for sale securities	$60,053	$—	$(61,283)	$—	$1,848	$(618)	$—
Loans held for sale	27,729	24,851	(44,597)	—	1,034	—	9,017
MSR asset	20,149	35,056	(11,387)	—	(7,663)	—	36,155
Derivative liabilities	(5,600)	(177)	6,827	—	(1,050)	—	—
Total	$102,331	$59,730	$(110,440)	$—	$(5,831)	$(618)	$45,172

Year ended December 31, 2013
Available for sale securities	$56,277	$—	$—	$—	$2,166	$1,610	$60,053
Loans held for sale	—	—	—	27,729	—	—	27,729
MSR asset	2,080	13,886	—	—	4,183	—	20,149
Derivative liabilities	(4,490)	—	—	—	(1,110)	—	(5,600)
Total	$53,867	$13,886	$—	$27,729	$5,239	$1,610	$102,331

Year ended December 31, 2012
Available for sale securities	$60,377	$—	$—	$—	$1,867	$(5,967)	$56,277
MSR asset	—	2,204	—	—	(124)	—	2,080
Derivative liabilities	—	(4,455)	—	—	(35)	—	(4,490)
Total	$60,377	$(2,251)	$—	$—	$1,708	$(5,967)	$53,867

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The available for sale securities noted in the table above reflect Hilltop’s note receivable from SWS and the SWS Warrant. On October 2, 2014, as discussed in Note 1 to the consolidated financial statements, Hilltop exercised the SWS Warrant in full and paid the aggregate exercise price by the automatic elimination of the $50.0 million aggregate principal amount note due to Hilltop under the credit agreement. Excluding these available for sale securities and derivative liabilities representing the Fee Award Option entered into by First Southwest, the unrealized gains (losses) relate to financial instruments still held at December 31, 2014.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows.

Weighted
Financial instrument	Valuation Technique	Unobservable Input	Average / Range
Loans held for sale	Discounted cash flow / Market comparable	Projected price	82 - 92%

Mortgage servicing rights asset	Discounted cash flow	Constant prepayment rate Discount rate	12.17% 11.01%

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

The MSR asset, as discussed previously, is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 10 to the consolidated financial statements.

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following table presents the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
		Other	Total		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$31,805	$—	$31,805	$(19,353)	$—	$(19,353)	$(3,297)	$—	$(3,297)
Investment in SWS common stock	—	5,985	5,985	—	—	—	—	—	—
Mortgage servicing rights asset	(7,663)	—	(7,663)	4,183	—	4,183	(124)	—	(124)
Time deposits	—	—	—	—	12	12	—	7	7

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

Impaired Loans — The Company reports impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. PCI loans with a fair value of $172.9 million and $822.8 million were acquired by the Company upon completion of the PlainsCapital Merger and the FNB Transaction, respectively. Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds and estimated collateral values. At December 31, 2014, these inputs included estimated weighted average default rates, loss severity rates and prepayment speed assumptions of 47%, 51% and 0%, respectively, for those PCI loans acquired in the PlainsCapital Merger and 63%, 38% and 4%, respectively, for those PCI loans acquired in the FNB Transaction. The resulting weighted average expected loss on PCI loans associated with each of the PlainsCapital Merger and the FNB Transaction was 24%.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Other Real Estate Owned — The Company reports OREO at fair value less estimated cost to sell. Any excess of recorded investment over fair value, less cost to sell, is charged against either the allowance for loan losses or the related PCI pool discount when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, downward valuation adjustments are charged against earnings. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At December 31, 2014, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Such discount was 1% per month for estimated holding periods of 6 to 24 months. Level 3 inputs were used to determine the fair value of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At December 31, 2014 and 2013, the estimated fair value of covered OREO was $136.9 million and $142.8 million, respectively, and the underlying fair value measurements utilize Level 2 and Level 3 inputs. The fair value of non-covered OREO at December 31, 2014 and 2013 was $0.8 million and $4.8 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Year Ended December 31,
December 31, 2014	Inputs	Inputs	Inputs	Fair Value	2014	2013
Non-covered impaired loans	$—	$—	$26,823	$26,823	$(2,182)	$(3,558)
Covered impaired loans	—	—	55,213	55,213	(3,652)	—
Non-covered other real estate owned	—	409	—	409	(372)	430
Covered other real estate owned	—	47,198	15,855	63,052	(19,672)	—

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

Held to Maturity Securities — For securities held to maturity, estimated fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Loans Held for Sale — Loans held for sale consist primarily of certain mortgage loans held for sale that are subject to purchase by related parties. Such loans are reported at fair value, as discussed above, using Level 2 inputs that consist of commitments on hand from investors or prevailing market prices.

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

Deposits — The estimated fair value of demand deposits, savings accounts and NOW accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount for variable-rate certificates of deposit approximates their fair values.

Broker-Dealer and Clearing Organization Payables — The carrying amount approximates their fair value.

Short-Term Borrowings — The carrying amounts of federal funds purchased, borrowings under repurchase agreements, Federal Home Loan Bank (“FHLB”) and other short-term borrowings approximate their fair values.

Debt — The fair values are estimated using discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2014	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$813,075	$813,075	$—	$—	$813,075
Held to maturity securities	118,209	—	118,345	—	118,345
Loans held for sale	37,541	—	37,541	—	37,541
Non-covered loans, net	3,883,435	—	378,425	3,528,769	3,907,194
Covered loans, net	638,029	—	—	767,751	767,751
Broker-dealer and clearing organization receivables	167,884	—	167,884	—	167,884
FDIC indemnification asset	130,437	—	—	130,437	130,437
Other assets	59,432	—	43,937	15,495	59,432

Financial liabilities:
Deposits	6,369,892	—	6,365,555	—	6,365,555
Broker-dealer and clearing organization payables	179,042	—	179,042	—	179,042
Short-term borrowings	762,696	—	762,696	—	762,696
Debt	123,696	—	117,028	—	117,028
Other liabilities	2,144	—	2,144	—	2,144

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2013	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$746,023	$746,023	$—	$—	$746,023
Loans held for sale	29,322	—	29,322	—	29,322
Non-covered loans, net	3,481,405	—	281,712	3,119,319	3,401,031
Covered loans, net	1,005,308	—	—	997,371	997,371
Broker-dealer and clearing organization receivables	119,317	—	119,317	—	119,317
FDIC indemnification asset	188,291	—	—	188,291	188,291
Other assets	66,055	—	43,946	22,109	66,055

Financial liabilities:
Deposits	6,722,918	—	6,722,909	—	6,722,909
Broker-dealer and clearing organization payables	129,678	—	129,678	—	129,678
Short-term borrowings	342,087	—	342,087	—	342,087
Debt	123,339	—	114,671	—	114,671
Other liabilities	3,362	—	3,362	—	3,362

The deferred income amounts arising from unrecognized financial instruments are not significant. These financial instruments also have contractual interest rates at or above current market rates. Therefore, no fair value disclosure is provided for these items.

4. Securities

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands). No securities were classified as held to maturity at December 31, 2013.

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,382	$264	$(33)	$19,613
U.S. government agencies:
Bonds	522,008	1,749	(7,516)	516,241
Residential mortgage-backed securities	51,363	1,672	(137)	52,898
Collateralized mortgage obligations	89,291	133	(2,300)	87,124
Corporate debt securities	93,406	5,125	(59)	98,472
States and political subdivisions	135,419	2,083	(717)	136,785
Commercial mortgage-backed securities	593	47	—	640
Equity securities	13,293	469	—	13,762
Totals	$924,755	$11,542	$(10,762)	$925,535

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2013	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$43,684	$82	$(238)	$43,528
U.S. government agencies:
Bonds	717,909	550	(55,727)	662,732
Residential mortgage-backed securities	59,936	735	(584)	60,087
Collateralized mortgage obligations	124,502	349	(4,390)	120,461
Corporate debt securities	72,376	4,610	(378)	76,608
States and political subdivisions	162,955	388	(6,508)	156,835
Commercial mortgage-backed securities	691	69	—	760
Equity securities	20,067	2,012	—	22,079
Note receivable	42,674	5,235	—	47,909
Warrant	12,068	76	—	12,144
Totals	$1,256,862	$14,106	$(67,825)	$1,203,143

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,008	$—	$(6)	$25,002
U.S. government agencies:
Residential mortgage-backed securities	29,782	528	—	30,310
Collateralized mortgage obligations	57,328	—	(430)	56,898
States and political subdivisions	6,091	47	(3)	6,135
Totals	$118,209	$575	$(439)	$118,345

At December 31, 2013, available for sale securities included 1,475,387 shares of SWS common stock, a $50.0 million aggregate principal amount note issued by SWS and a warrant to purchase 8,695,652 shares of SWS common stock (the “SWS Warrant”). SWS issued the note in July 2011 under a credit agreement pursuant to a senior unsecured loan from Hilltop. The note bore interest at a rate of 8.0% per annum, was prepayable by SWS subject to certain conditions after three years, and had a maturity of five years. The SWS Warrant provided for the purchase of 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share, subject to anti-dilution adjustments. On October 2, 2014, Hilltop exercised the SWS Warrant in full and paid the aggregate exercise price by the automatic elimination of the $50.0 million aggregate principal amount note due to Hilltop under the credit agreement. Consequently, Hilltop owned 10,171,039 shares of SWS common stock, representing approximately 21% of the outstanding shares of SWS common stock as of October 4, 2014, and is no longer a lender under the credit agreement. As discussed in Note 1 to the consolidated financial statements, Hilltop’s investment in SWS common stock is accounted for under the provisions of the Fair Value Option effective October 2, 2014. Hilltop’s election to apply the provisions of the Fair Value Option resulted in Hilltop recording those unrealized gains previously associated with its investment in SWS common stock of $7.2 million. At December 31, 2014, Hilltop’s investment in SWS common stock is included in other assets within the consolidated balance sheet and is recorded at a fair value of $70.3 million.

Information regarding available for sale securities that were in an unrealized loss position is shown in the following table (dollars in thousands).

	December 31, 2014			December 31, 2013
	Number of		Unrealized	Number of		Unrealized
Available for Sale	Securities	Fair Value	Losses	Securities	Fair Value	Losses
U.S. treasury securities:
Unrealized loss for less than twelve months	4	$7,703	$27	6	$12,748	$238
Unrealized loss for twelve months or longer	1	1,706	6	—	—	—
	5	9,409	33	6	12,748	238
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	3	34,847	153	35	526,817	45,274
Unrealized loss for twelve months or longer	22	373,035	7,363	5	90,931	10,453
	25	407,882	7,516	40	617,748	55,727
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	2	2,194	54
Unrealized loss for twelve months or longer	4	11,056	137	3	9,309	530
	4	11,056	137	5	11,503	584
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	3	7,141	40	7	84,054	4,320
Unrealized loss for twelve months or longer	8	61,108	2,260	2	4,995	70
	11	68,249	2,300	9	89,049	4,390
Corporate debt securities:
Unrealized loss for less than twelve months	—	—	—	7	10,754	378
Unrealized loss for twelve months or longer	1	1,939	59	—	—	—
	1	1,939	59	7	10,754	378
States and political subdivisions:
Unrealized loss for less than twelve months	7	4,432	7	46	30,245	669
Unrealized loss for twelve months or longer	81	54,178	710	150	96,882	5,839
	88	58,610	717	196	127,127	6,508
Total available for sale:
Unrealized loss for less than twelve months	17	54,123	227	103	666,812	50,933
Unrealized loss for twelve months or longer	117	503,022	10,535	160	202,117	16,892
	134	$557,145	$10,762	263	$868,929	$67,825

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31, 2014			December 31, 2013
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. treasury securities:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	$25,002	$6	—	$—	$—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	25,002	6	—	—	—
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	56,898	430	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	2	56,898	430	—	—	—
States and political subdivisions:
Unrealized loss for less than twelve months	4	1,899	3	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	4	1,899	3	—	—	—
Total held to maturity:
Unrealized loss for less than twelve months	7	83,799	439	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	7	$83,799	$439	—	$—	$—

During 2014, 2013 and 2012, the Company did not record any other-than-temporary impairments. While all of the investments are monitored for potential other-than-temporary impairment, the Company’s analysis and experience indicate that these available for sale investments generally do not present a significant risk of other-than-temporary-impairment, as fair value should recover over time. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend, nor is it likely that the Company will be required, to sell these securities before the recovery of the cost basis. Therefore, management does not believe any other-than-temporary impairments exist at December 31, 2014.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at December 31, 2014 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$24,639	$24,881	$25,008	$25,002
Due after one year through five years	69,196	72,671	—	—
Due after five years through ten years	64,048	67,345	1,195	1,194
Due after ten years	612,332	606,214	4,896	4,941
	770,215	771,111	31,099	31,137

Residential mortgage-backed securities	51,363	52,898	29,782	30,310
Collateralized mortgage obligations	89,291	87,124	57,328	56,898
Commercial mortgage-backed securities	593	640	—	—
	$911,462	$911,773	$118,209	$118,345

The Company realized a net gain of $2.1 million and net losses of $2.8 million and $0.7 million from its trading securities portfolio during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Securities with a carrying amount of $895.5 million and $1.0 billion (with a fair value of $890.3 million and $938.1 million, respectively) at December 31, 2014 and 2013, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

Mortgage-backed securities and collateralized mortgage obligations consist principally of GNMA, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) pass-through and participation certificates. GNMA securities are guaranteed by the full faith and credit of the United States, while FNMA and FHLMC securities are fully guaranteed by those respective United States government-sponsored agencies, and conditionally guaranteed by the full faith and credit of the United States.

At December 31, 2014 and 2013, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.2 million and $9.4 million, respectively.

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	December 31,
	2014	2013
Commercial and industrial	$1,758,851	$1,637,266
Real estate	1,694,835	1,457,253
Construction and land development	413,643	364,551
Consumer	53,147	55,576
	3,920,476	3,514,646
Allowance for non-covered loan losses	(37,041)	(33,241)
Total non-covered loans, net of allowance	$3,883,435	$3,481,405

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In connection with the PlainsCapital Merger and the FNB Transaction, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of the non-covered PCI loans (in thousands).

	December 31,
	2014	2013
Carrying amount	$48,909	$100,392
Outstanding balance	67,740	141,983

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Year Ended December 31,		Month Ended
	2014	2013	December 31, 2012
Balance, beginning of period	$17,601	$17,553	$18,427
Additions	—	622	—
Reclassifications from (to) nonaccretable difference, net (1)	15,225	18,793	—
Disposals of loans	(4,927)	(3,692)	(22)
Accretion	(15,085)	(15,675)	(852)
Balance, end of period	$12,814	$17,601	$17,553

(1)  Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to nonaccrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $18.4 million and $38.6 million at December 31, 2014 and 2013, respectively.

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Non-covered impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.

Non-covered impaired loans include non-accrual loans, TDRs, PCI loans and partially charged-off loans.  The amounts shown in following tables include loans accounted for on an individual basis, as well as acquired loans accounted for in pools (“Pooled Loans”). For Pooled Loans, the recorded investment with allowance and the related allowance consider impairment measured at the pool level. Non-covered impaired loans are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$51,036	$14,096	$11,783	$25,879	$3,341
Unsecured	4,120	92	68	160	—
Real estate:
Secured by commercial properties	29,865	7,243	15,536	22,779	1,878
Secured by residential properties	4,701	1,583	1,390	2,973	85
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	16,108	8,062	1,819	9,881	154
Consumer	5,785	171	1,967	2,138	282
	$111,615	$31,247	$32,563	$63,810	$5,740

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2013	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$63,636	$21,540	$17,147	$38,687	$3,126
Unsecured	11,865	336	1,204	1,540	15
Real estate:
Secured by commercial properties	49,437	20,317	16,070	36,387	339
Secured by residential properties	5,407	1,745	1,648	3,393	39
Construction and land development:
Residential construction loans	33	—	—	—	—
Commercial construction loans and land development	48,628	15,337	4,592	19,929	39
Consumer	7,946	4,509	—	4,509	—
	$186,952	$63,784	$40,661	$104,445	$3,558

Average investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Year Ended December 31,
	2014	2013
Commercial and industrial:
Secured	$30,626	$51,670
Unsecured	802	2,432
Real estate:
Secured by commercial properties	29,517	45,887
Secured by residential properties	2,984	4,862
Construction and land development:
Residential construction loans	—	354
Commercial construction loans and land development	14,849	26,090
Consumer	3,324	2,293
	$82,102	$133,588

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	December 31,
	2014	2013
Commercial and industrial:
Secured	$16,488	$15,430
Unsecured	160	1,300
Real estate:
Secured by commercial properties	438	2,638
Secured by residential properties	1,253	398
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	703	112
Consumer	—	—
	$19,042	$19,878

At December 31, 2014 and 2013, non-covered non-accrual loans included non-covered PCI loans of $6.6 million and $15.8 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $3.0 million and $3.5 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at December 31, 2014 and 2013, respectively.

Interest income including recoveries and cash payments recorded on non-covered impaired loans was $3.3 million, $3.2 million and $0.9 million for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively.

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

The outstanding balance of TDRs granted in the twelve months ended December 31, 2014 and 2013, respectively, is shown in the following tables (in thousands). There were no TDRs granted during the month ended December 31, 2012. At December 31, 2014 and 2013, the Bank had $0.5 million and $0.5 million in unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Year Ended December 31, 2014	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$2,465	$2,465
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	317	317
Secured by residential properties	—	—	248	248
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	128	128
Consumer	—	—	—	—
	$—	$—	$3,158	$3,158

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Year Ended December 31, 2013	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$10,390	$10,390
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	279	279
Secured by residential properties	—	—	777	777
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$11,446	$11,446

There were no TDRs granted in the twelve months preceding December 31, 2014 and 2013, for which a payment was at least 30 days past due in 2014 and 2013, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
								(Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2014	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$6,073	$964	$8,022	$15,059	$1,620,000	$13,374	$1,648,433	$—
Unsecured	35	3	—	38	110,312	68	110,418	—
Real estate:
Secured by commercial properties	67	—	—	67	1,173,504	22,341	1,195,912	—
Secured by residential properties	454	1,187	—	1,641	495,472	1,810	498,923	—
Construction and land development:
Residential construction loans	175	—	—	175	64,871	—	65,046	—
Commercial construction loans and land development	4,319	—	575	4,894	334,525	9,178	348,597	—
Consumer	414	37	—	451	50,558	2,138	53,147	—
	$11,537	$2,191	$8,597	$22,325	$3,849,242	$48,909	$3,920,476	$—

								Accruing Loans
								(Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2013	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$2,171	$277	$1,354	$3,802	$1,492,793	$35,372	$1,531,967	$272
Unsecured	333	9	60	402	103,453	1,444	105,299	59
Real estate:
Secured by commercial properties	192	—	132	324	1,044,437	36,255	1,081,016	—
Secured by residential properties	1,045	36	203	1,284	371,958	2,995	376,237	203
Construction and land development:
Residential construction loans	415	—	—	415	64,664	—	65,079	—
Commercial construction loans and land development	41	881	112	1,034	278,621	19,817	299,472	—
Consumer	201	60	—	261	50,806	4,509	55,576	—
	$4,398	$1,263	$1,861	$7,522	$3,406,732	$100,392	$3,514,646	$534

In addition to the non-covered loans shown in the table above, $19.2 million and $6.8 million of loans included in loans held for sale were 90 days past due and accruing interest at December 31, 2014 and 2013, respectively. These loans, which are guaranteed by U.S. government agencies and were previously sold into GNMA loan pools, are subject to repurchase by PrimeLending.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

December 31, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,566,208	$1,105	$67,746	$13,374	$1,648,433
Unsecured	110,256	—	94	68	110,418
Real estate:
Secured by commercial properties	1,151,454	712	21,405	22,341	1,195,912
Secured by residential properties	492,549	—	4,564	1,810	498,923
Construction and land development:
Residential construction loans	65,046	—	—	—	65,046
Commercial construction loans and land development	338,078	—	1,341	9,178	348,597
Consumer	50,968	—	41	2,138	53,147
	$3,774,559	$1,817	$95,191	$48,909	$3,920,476

December 31, 2013	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,450,734	$16,840	$29,021	$35,372	$1,531,967
Unsecured	103,674	12	169	1,444	105,299
Real estate:
Secured by commercial properties	1,038,930	4,436	1,395	36,255	1,081,016
Secured by residential properties	367,758	—	5,484	2,995	376,237
Construction and land development:
Residential construction loans	65,079	—	—	—	65,079
Commercial construction loans and land development	275,808	3,384	463	19,817	299,472
Consumer	51,052	1	14	4,509	55,576
	$3,353,035	$24,673	$36,546	$100,392	$3,514,646

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

Originated Loans

The Company has developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic. Impaired loans that are equal to or greater than $0.5 million are individually evaluated using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in the estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss, adjusted for qualitative or environmental factors. The Bank uses a rolling three year average net loss rate to calculate historical loss factors. The analysis is conducted by call report category, and further disaggregates commercial and industrial loans by collateral type. The analysis considers charge-offs and recoveries in determining the loss rate; therefore net charge-off experience is used. The historical loss calculation for the quarter is calculated by dividing the current quarter net charge-offs for each loan category by the quarter ended loan category balance. The Bank utilizes a weighted average loss rate to better represent recent trends. The Bank weights the most recent four quarter average at 120% versus the oldest four quarters at 80%.

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

Changes in the volume and severity of past due, nonaccrual and classified loans, as well as changes in the nature, volume and terms of loans in the portfolio are key indicators of changes that could indicate a necessary adjustment to the historical loss factors. The magnitude of the impact of these factors on the qualitative assessment of the allowance for loan loss changes from quarter to quarter.

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

Homogeneous loans, such as consumer installment loans, residential mortgage loans and home equity loans, are not individually reviewed and are generally risk graded at the same levels. The risk grade and reserves are established for each homogeneous pool of loans based on the expected net charge-offs from current trends in delinquencies, losses or historical experience and general economic conditions. At December 31, 2014 and 2013, there were no material delinquencies in these types of loans.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Year Ended December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of year	$16,865	$8,331	$7,957	$88	$33,241
Provision charged to operations	6,116	2,696	(1,692)	627	7,747
Loans charged off	(6,926)	(114)	—	(359)	(7,399)
Recoveries on charged off loans	2,944	218	185	105	3,452
Balance, end of year	$18,999	$11,131	$6,450	$461	$37,041

	Commercial and		Construction and
Year Ended December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of year	$1,845	$977	$582	$5	$3,409
Provision charged to operations	20,940	7,281	7,634	238	36,093
Loans charged off	(9,359)	(209)	(524)	(216)	(10,308)
Recoveries on charged off loans	3,439	282	265	61	4,047
Balance, end of year	$16,865	$8,331	$7,957	$88	$33,241

	Commercial and		Construction and
Month Ended December 31, 2012	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$—	$—	$—	$—	$—
Provision charged to operations	2,236	977	582	5	3,800
Loans charged off	(391)	—	—	—	(391)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$1,845	$977	$582	$5	$3,409

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$11,842	$1,420	$703	$—	$13,965
Loans collectively evaluated for impairment	1,733,567	1,669,264	403,762	51,009	3,857,602
PCI Loans	13,442	24,151	9,178	2,138	48,909
	$1,758,851	$1,694,835	$413,643	$53,147	$3,920,476

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$2,273	$373	$112	$—	$2,758
Loans collectively evaluated for impairment	1,598,177	1,417,630	344,622	51,067	3,411,496
PCI Loans	36,816	39,250	19,817	4,509	100,392
	$1,637,266	$1,457,253	$364,551	$55,576	$3,514,646

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	15,658	9,168	6,296	179	31,301
PCI Loans	2,920	1,963	154	282	5,319
	$18,999	$11,131	$6,450	$461	$37,041

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	13,724	7,953	7,918	88	29,683
PCI Loans	2,720	378	39	—	3,137
	$16,865	$8,331	$7,957	$88	$33,241

6. Covered Assets and Indemnification Asset

As discussed in Note 2 to the consolidated financial statements, the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of FNB in an FDIC-assisted transaction on September 13, 2013. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. The asset arising from the loss-share agreements, referred to as the “FDIC Indemnification Asset,” is measured separately from the covered loan portfolio because the agreements are not contractually embedded in the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	December 31,
	2014	2013
Commercial and industrial	$30,780	$66,943
Real estate	552,850	787,982
Construction and land development	59,010	151,444
Consumer	—	—
Total covered loans	642,640	1,006,369
Allowance for covered loans	(4,611)	(1,061)
Total covered loans, net of allowance	$638,029	$1,005,308

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	December 31,
	2014	2013
Carrying amount	$435,388	$729,156
Outstanding balance	685,393	1,022,514

Changes in the accretable yield for the covered PCI loans were as follows (in thousands).

		Period from
	Year Ended	September 14, 2013
	December 31,	through December 31,
	2014	2013
Balance, beginning of period	$156,548	$—
Additions	—	167,974
Reclassifications from (to) nonaccretable difference, net (1)	105,470	3,492
Transfer of loans to covered OREO (2)	7,703	4,407
Accretion	(76,228)	(19,325)
Balance, end of period	$193,493	$156,548

(1)  Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to nonaccrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

(2)  Transfer of loans to covered OREO is the difference between the value removed from the pool and the expected cash flows for the loan.

The remaining nonaccretable difference for covered PCI loans was $382.5 million and $517.9 million at December 31, 2014 and 2013, respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Covered impaired loans are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$26,447	$7,436	$6,636	$14,072	$265
Unsecured	14,111	2,107	4,697	6,804	882
Real estate:
Secured by commercial properties	387,302	193,111	35,142	228,253	2,381
Secured by residential properties	235,505	129,571	12,918	142,489	937
Construction and land development:
Residential construction loans	2,749	1,018	354	1,372	69
Commercial construction loans and land development	94,949	45,646	—	45,646	—
Consumer	—	—	—	—	—
	$761,063	$378,889	$59,747	$438,636	$4,534

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2013	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$43,957	$28,611	$—	$28,611	$—
Unsecured	16,280	9,008	882	9,890	882
Real estate:
Secured by commercial properties	528,825	365,346	—	365,346	—
Secured by residential properties	289,094	199,581	—	199,581	—
Construction and land development:
Residential construction loans	8,920	5,280	—	5,280	—
Commercial construction loans and land development	183,117	121,363	—	121,363	—
Consumer	—	—	—	—	—
	$1,070,193	$729,189	$882	$730,071	$882

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Year Ended December 31,
	2014	2013
Commercial and industrial:
Secured	$21,296	$14,260
Unsecured	8,347	4,945
Real estate:
Secured by commercial properties	296,780	182,653
Secured by residential properties	170,931	99,686
Construction and land development:
Residential construction loans	3,039	2,353
Commercial construction loans and land development	83,505	60,682
Consumer	—	—
	$583,898	$364,579

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	December 31,
	2014	2013
Commercial and industrial:
Secured	$442	$91
Unsecured	883	882
Real estate:
Secured by commercial properties	30,823	40
Secured by residential properties	1,046	209
Construction and land development:
Residential construction loans	1,018	575
Commercial construction loans and land development	11	—
Consumer	—	—
	$34,223	$1,797

At December 31, 2014, covered non-accrual loans included covered PCI loans of $31.2 million for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income recorded on covered accruing impaired loans and on covered non-accrual loans during 2014 and 2013 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. The outstanding balance of TDRs granted in the twelve months ended December 31, 2014 is shown in the following table (in thousands). Pooled Loans are not in the scope of the disclosure requirements for TDRs. There were no TDRs granted during the year ended December 31, 2013. At December 31, 2014, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Year Ended December 31, 2014	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	369	326	—	695
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$369	$326	$—	$695

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
								(Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2014	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$454	$454	$8,681	$13,630	$22,765	$11
Unsecured	10	—	—	10	1,200	6,805	8,015	—
Real estate:
Secured by commercial properties	876	—	105	981	41,576	227,772	270,329	—
Secured by residential properties	3,089	493	405	3,987	137,342	141,192	282,521	48
Construction and land development:
Residential construction loans	—	—	896	896	390	354	1,640	—
Commercial construction loans and land development	39	25	8	72	11,663	45,635	57,370	8
Consumer	—	—	—	—	—	—	—	—
	$4,014	$518	$1,868	$6,400	$200,852	$435,388	$642,640	$67

								Accruing Loans
								(Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2013	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$3,904	$10	$81	$3,995	$20,918	$28,520	$53,433	$—
Unsecured	10	259	—	269	3,351	9,890	13,510	—
Real estate:
Secured by commercial properties	999	—	40	1,039	63,780	365,306	430,125	—
Secured by residential properties	1,679	678	209	2,566	155,919	199,372	357,857	—
Construction and land development:
Residential construction loans	1,861	—	576	2,437	5,026	4,705	12,168	—
Commercial construction loans and land development	244	20	—	264	17,649	121,363	139,276	—
Consumer	—	—	—	—	—	—	—	—
	$8,697	$967	$906	$10,570	$266,643	$729,156	$1,006,369	$—

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

December 31, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$7,712	$—	$1,423	$13,630	$22,765
Unsecured	1,210	—	—	6,805	8,015
Real estate:
Secured by commercial properties	35,973	—	6,584	227,772	270,329
Secured by residential properties	133,756	—	7,573	141,192	282,521
Construction and land development:
Residential construction loans	268	—	1,018	354	1,640
Commercial construction loans and land development	9,501	—	2,234	45,635	57,370
Consumer	—	—	—	—	—
	$188,420	$—	$18,832	$435,388	$642,640

December 31, 2013	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$24,152	$—	$761	$28,520	$53,433
Unsecured	3,040	—	580	9,890	13,510
Real estate:
Secured by commercial properties	59,343	3,310	2,166	365,306	430,125
Secured by residential properties	155,439	—	3,046	199,372	357,857
Construction and land development:
Residential construction loans	6,087	—	1,376	4,705	12,168
Commercial construction loans and land development	17,806	—	107	121,363	139,276
Consumer	—	—	—	—	—
	$265,867	$3,310	$8,036	$729,156	$1,006,369

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

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands). The year ended December 31, 2013 below refers to the period from September 14, 2013 through December 31, 2013.

	Commercial and		Construction and
Year Ended December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of year	$1,053	$8	$—	$—	$1,061
Provision charged to operations	230	8,725	231	—	9,186
Loans charged off	(90)	(5,399)	(147)	—	(5,636)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of year	$1,193	$3,334	$84	$—	$4,611

	Commercial and		Construction and
Year Ended December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of year	$—	$—	$—	$—	$—
Provision charged to operations	1,057	8	—	—	1,065
Loans charged off	(4)	—	—	—	(4)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of year	$1,053	$8	$—	$—	$1,061

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$801	$—	$801
Loans collectively evaluated for impairment	10,345	183,886	12,220	—	206,451
PCI Loans	20,435	368,964	45,989	—	435,388
	$30,780	$552,850	$59,010	$—	$642,640

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	28,533	223,304	25,376	—	277,213
PCI Loans	38,410	564,678	126,068	—	729,156
	$66,943	$787,982	$151,444	$—	$1,006,369

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	46	16	15	—	77
PCI Loans	1,147	3,318	69	—	4,534
	$1,193	$3,334	$84	$—	$4,611

	Commercial and		Construction and
December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	171	8	—	—	179
PCI Loans	882	—	—	—	882
	$1,053	$8	$—	$—	$1,061

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

		Period from
	Year Ended	September 14, 2013
	December 31,	through December 31,
	2014	2013
Balance, beginning of period	$142,833	$—
Fair value of assets acquired as of Bank Closing Date	—	135,187
Additions to covered OREO	64,934	19,185
Dispositions of covered OREO	(51,150)	(11,539)
Valuation adjustments in the period	(19,672)	—
Balance, end of period	$136,945	$142,833

During 2014, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

These additional downward valuation adjustments reflect changes to the assumptions regarding the fair value of the OREO, including in some cases the intended use of the OREO due to the availability of more information as well as the passage of time. The process of determining fair value is subjective in nature and requires the use of significant estimates and assumptions. Although the Bank makes market-based assumptions when valuing acquired assets, new information may come to light that causes estimates to increase or decrease. When the Bank determines, based on subsequent information, that its estimates require adjustment, the Bank records the adjustment. The accounting for such adjustments requires that the decreases to fair value be recorded at the time such new information is received, while increases to fair value are recorded when the asset is subsequently sold. All of the impairments recorded during 2014 related to covered assets subject to the loss-share agreements with the FDIC.

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

		Period from
	Year Ended	September 14, 2013
	December 31,	through December 31,
	2014	2013
Balance, beginning of period	$188,291	$—
Fair value of assets acquired as of Bank Closing Date	—	185,680
FDIC Indemnification Asset accretion (amortization)	3,445	1,699
Transfers to due from FDIC and other	(61,299)	912
Balance, end of period	$130,437	$188,291

As of December 31, 2014, the Bank had billed $60.4 million to the FDIC, which represented covered losses and expenses through September 30, 2014, of which $38.5 million had been collected as of December 31, 2014. The remaining $21.9 million was received during January 2015.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2014	2013
Cash on hand	$47,947	$59,451
Clearings and collection items	76,381	64,193
Deposits at Federal Reserve Bank	425,704	364,709
Deposits at Federal Home Loan Bank	1,500	1,500
Deposits in FDIC-insured institutions	230,941	223,246
	$782,473	$713,099

The amounts above include interest-bearing deposits of $628.3 million and $565.3 million at December 31, 2014 and 2013, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2014.

8. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2014	2013
Land and premises	$122,560	$121,211
Furniture and equipment	142,255	107,644
	264,815	228,855
Less accumulated depreciation and amortization	(57,824)	(28,149)
	$206,991	$200,706

The amounts shown above include assets recorded under capital leases of $6.6 million and $7.1 million, net of accumulated amortization of $1.2 million and $0.6 million at December 31, 2014 and 2013, respectively.

Occupancy expense was reduced by rental income of $2.4 million, $1.8 million and $0.1 million during 2014, 2013 and 2012, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of capital leases, amounted to $30.7 million, $24.8 million and $1.9 million in 2014, 2013 and 2012, respectively.

9. Goodwill and Other Intangible Assets

At both December 31, 2014 and 2013, the carrying amount of goodwill of $251.8 million was comprised of $24.0 million recorded in connection with the acquisition of NLC, and as discussed in Note 2 to the consolidated financial statements, $227.8 million recorded in connection with the PlainsCapital Merger.

Other intangible assets of $59.8 million and $70.9 million at December 31, 2014 and 2013, respectively, include an indefinite lived intangible asset with an estimated fair value of $3.0 million related to state licenses acquired as a part of the NLC acquisition in January 2007.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

At October 1, 2014, the Company determined that the estimated fair value of each of its reporting units exceeded its carrying value and therefore the second step as described above was not performed. Based on this evaluation, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable at December 31, 2014.

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

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated	Gross		Net
	Useful Life	Intangible	Accumulated	Intangible
December 31, 2014	(Years)	Assets	Amortization	Assets
Core deposits	7-12	$38,770	$(12,104)	$26,666
Trademarks and trade names	10-20	20,000	(3,723)	16,277
Noncompete agreements	4-6	11,650	(4,794)	6,856
Customer contracts and relationships	8-12	14,100	(7,729)	6,371
Agent relationships	13	3,600	(2,987)	613
		$88,120	$(31,337)	$56,783

	Estimated	Gross		Net
	Useful Life	Intangible	Accumulated	Intangible
December 31, 2013	(Years)	Assets	Amortization	Assets
Core deposits	7-12	$38,770	$(6,159)	$32,611
Trademarks and trade names	10-20	20,000	(2,589)	17,411
Noncompete agreements	4-6	11,650	(2,492)	9,158
Customer contracts and relationships	8-12	14,100	(6,210)	7,890
Agent relationships	13	3,600	(2,749)	851
		$88,120	$(20,199)	$67,921

Amortization expense related to intangible assets during 2014, 2013 and 2012 was $11.1 million, $11.1 million and $2.0 million, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The estimated aggregate future amortization expense for intangible assets at December 31, 2014 is as follows (in thousands).

2015	$11,020
2016	10,182
2017	9,254
2018	7,429
2019	6,489
Thereafter	12,409
$56,783

10. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR and other information related to the serviced portfolio (dollars in thousands).

	Year Ended December 31,		Month Ended
	2014	2013	December 31, 2012
Balance, beginning of period	$20,149	$2,080	$—
Additions	35,056	13,886	2,204
Sales	(11,387)	—	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(5,267)	4,782	(51)
Due to customer payments	(2,396)	(599)	(73)
Balance, end of period	$36,155	$20,149	$2,080

	December 31,
	2014	2013
Mortgage loans serviced for others	$3,645,220	$1,965,883
MSR as a percentage of serviced mortgage loans	0.99%	1.02%

(1)  Primarily represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR were as follows.

	December 31,
	2014	2013
Weighted average constant prepayment rate	12.17%	9.72%
Weighted average discount rate	11.01%	12.37%
Weighted average life (in years)	6.3	7.6

A sensitivity analysis of the fair value of the Company’s MSR to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2014	2013
Constant prepayment rate:
Impact of 10% adverse change	$(1,648)	$(601)
Impact of 20% adverse change	(3,169)	(1,170)
Discount rate:
Impact of 100 basis point adverse change	(1,431)	(631)
Impact of 200 basis point adverse change	(2,753)	(1,236)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $13.3 million, $3.2 million and $0.4 million during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively, were included in other noninterest income within the consolidated statements of operations.

11. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2014	2013
Noninterest-bearing demand	$2,076,385	$1,773,749
Interest-bearing:
NOW accounts	1,242,110	1,083,596
Money market	861,851	878,578
Brokered - money market	79,937	276,760
Demand	136,886	47,636
Savings	299,051	357,325
Time	1,575,910	2,110,947
Brokered - time	97,762	194,327
	$6,369,892	$6,722,918

At December 31, 2014, the scheduled maturities of interest-bearing time deposits are as follows (in thousands).

2015	$1,066,373
2016	179,185
2017	380,913
2018	41,185
2019 and thereafter	6,016
$1,673,672

12. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2014	2013
Federal funds purchased	$128,100	$137,225
Securities sold under agreements to repurchase	136,396	107,462
Federal Home Loan Bank notes	375,000	—
Short-term bank loans	123,200	97,400
	$762,696	$342,087

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

	Year Ended December 31,		Month Ended
	2014	2013	December 31, 2012
Average balance during the period	$319,806	$281,067	$277,470
Average interest rate during the period	0.17%	0.19%	0.25%
Maximum month-end balance during the period	535,232	415,730	355,350

	December 31,
	2014	2013
Average interest rate at end of period	0.15%	0.16%
Securities underlying the agreements at end of period:
Carrying value	$166,734	$144,991
Estimated fair value	$163,852	$138,719

FHLB notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. At December 31, 2014, the Bank had available collateral of $1.4 billion, substantially all of which was blanket collateral. Other information regarding FHLB notes is shown in the following tables (dollars in thousands).

	Year Ended December 31,		Month Ended
	2014	2013	December 31, 2012
Average balance during the period	$261,550	$106,415	$301,613
Average interest rate during the period	0.18%	0.13%	0.14%
Maximum month-end balance during the period	575,000	525,000	250,000

	December 31,
	2014	2013
Average interest rate at end of period	0.16%	—

FSC uses short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at December 31, 2014 and 2013 was 1.07% and 1.15%, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2014	2013
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (4.35% at December 31, 2014) with interest payable quarterly	$10,000	$10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (4.30% at December 31, 2014) with interest payable quarterly	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (4.30% at December 31, 2014) with interest payable quarterly	7,500	7,500
First Southwest nonrecourse notes, due January 2035 with interest payable quarterly	4,184	6,827
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (3.65% at December 31, 2014) with interest payable quarterly	20,000	20,000
Insurance company line of credit due December 31, 2015, 3.25% plus a calculated index rate (4.00% at December 31, 2014) with interest payable quarterly	5,000	2,000
	$56,684	$56,327

NLIC, ASIC and Insurance Company Notes Payable

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

The NLIC, ASIC and Insurance Company loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants at December 31, 2014.

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

First Southwest Nonrecourse Notes

In 2005, First Southwest participated in a monetization of future cash flows totaling $95.3 million from several tobacco companies owed to a law firm under a settlement agreement (“Fee Award”). In connection with the transaction, a special purpose entity that is consolidated with First Southwest issued $30.3 million of nonrecourse notes to finance the purchase of the Fee Award, to establish a reserve account and to fund issuance costs. Cash flows from the settlement are the sole source of payment for the notes. The notes carry an interest rate of 8.58% that can increase to 10.08% under certain credit conditions. The First Southwest nonrecourse notes were paid off in January 2015.

Insurance Company Line of Credit

The Company’s insurance subsidiary has a line of credit with a financial institution which allows for borrowings by NLC of up to $7.5 million and is collateralized by substantially all of NLC’s assets. The loan agreements relating to the line of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid. The Company was in compliance with the covenants at December 31, 2014.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Principal Maturities

At December 31, 2014, notes payable outstanding of $56.7 million includes scheduled maturities of $5.0 million during 2015 and $51.7 million during 2033 and thereafter.

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

14. Junior Subordinated Debentures and Trust Preferred Securities

PlainsCapital has four statutory Trusts, three of which were formed under the laws of the state of Connecticut and one of which, PCC Statutory Trust IV, was formed under the laws of the state of Delaware. The Trusts were created for the sole purpose of issuing and selling preferred securities and common securities, using the resulting proceeds to acquire junior subordinated debentures issued by PlainsCapital (the “Debentures”). Accordingly, the Debentures are the sole assets of the Trusts, and payments under the Debentures are the sole revenue of the Trusts. All of the common securities are owned by PlainsCapital; however, PlainsCapital is not the primary beneficiary of the Trusts. Accordingly, the Trusts are not included in the Company’s consolidated financial statements.

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

The stated term of the Debentures is 30 years with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2014 was 3.47%. The term, rate and other features of the preferred securities are the same as the Debentures. PlainsCapital’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee of the Trust’s obligations under the preferred securities.

15. Income Taxes

The significant components of the income tax provision (benefit) are as follows (in thousands).

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$85,303	$51,441	$4,346
State	3,087	3,414	935
	88,390	54,855	5,281
Deferred:
Federal	(21,851)	14,573	(5,649)
State	(931)	1,256	(777)
	(22,782)	15,829	(6,426)
	$65,608	$70,684	$(1,145)

The income tax provision (benefit) differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income (loss) before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2014	2013	2012
Computed tax at federal statutory rate	$62,358	$69,088	$(2,185)
Tax effect of:
Tax-exempt income, net	(2,085)	(2,042)	(151)
State income taxes	1,401	3,035	103
Valuation allowance	1,950	—	—
Nondeductible expenses	2,201	2,363	352
Minority interest	(318)	(479)	(174)
Nondeductible transaction costs	102	—	1,151
Prior year return to provision adjustment	360	(1,141)	(150)
Other	(361)	(140)	(91)
	$65,608	$70,684	$(1,145)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$15,919	$15,919
Covered loans	53,195	47,770
Purchase accounting adjustment - loans	15,110	27,997
Allowance for loan losses	15,255	12,383
Compensation and benefits	22,498	16,946
Indemnification agreements	6,631	8,308
Foreclosed property	13,458	13,589
Capital loss carryforward	1,950	—
Net unrealized change in securities and other investments	—	19,428
Other	14,793	16,216
	158,809	178,556

Deferred tax liabilities:
Premises and equipment	13,567	13,269
FDIC Indemnification Asset	38,546	67,841
Intangible assets	18,989	22,708
Derivatives	9,368	9,428
Net unrealized change in securities and other investments	260	—
Loan servicing	13,531	7,480
Other	19,646	17,972
	113,907	138,698

Total net deferred tax asset	44,902	39,858
Less valuation allowance	(1,950)	—
Net deferred tax asset	$42,952	$39,858

At December 31, 2014 and 2013, the Company had net operating loss carryforwards for Federal income tax purposes of $45.5 million. The net operating loss carryforwards are subject to separate return limitations on their usage. These net operating loss carry-forwards expire in 2023 and later years. The Company expects to realize its current deferred tax asset for these net operating loss carryforwards through the implementation of certain tax planning strategies, core earnings, and reversal of timing differences. The Company recorded a valuation allowance of $1.9 million during 2014 against its gross deferred tax asset for capital loss carryforwards. The amount of the deferred tax asset considered realizable, however, could increase during the carryforward period if unexpected capital gains are recognized. The Company has no valuation allowance on the remainder of its deferred tax assets at December 31, 2014 or 2013.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. At December 31, 2014, the total amount of gross unrecognized tax benefits established in the current year was $0.6 million, of which $0.4 million if recognized, would favorably impact the Company’s effective tax rate. There were no uncertain tax positions at December 31, 2013. The Company does not anticipate a significant change in the unrecognized tax benefits within the next twelve months.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2011. The Company is open for various state tax audits for tax years 2010 and later. The Company is currently under income tax examination by several state authorities for tax years 2010, 2011 and 2012. The Company does not expect any significant liability to arise as a result of the examinations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions to the plan based on entity-specific factors including the level of normal operating earnings and the amount of eligible employees’ contributions and salaries. In addition, Hilltop, PlainsCapital and the Bank make additional contributions to employees’ 401(k) accounts based on achievement of certain corporate objectives. The amount charged to operating expense for these matching contributions totaled $8.8 million, $7.5 million and $0.7 million during 2014, 2013 and 2012, respectively.

In connection with the PlainsCapital Merger, PlainsCapital terminated its employee stock ownership plan (“ESOP”) and distributed the assets held by the ESOP (consisting of cash and shares of Hilltop common stock) to ESOP participants.

Effective upon the completion of the PlainsCapital Merger, the Company recorded a liability of $8.9 million associated with separate retention agreements entered into between Hilltop and two executive officers of PlainsCapital.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2014 and 2013, the carrying value of the policies included in other assets was $24.8 million and $24.5 million, respectively. For the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, the Bank recorded income of $0.4 million, $0.4 million and $0.1 million, respectively, related to the policies that was reported in other noninterest income within the consolidated statement of operations.

17. Related Party Transactions

Pursuant to a Management Services Agreement, as amended, Diamond A Administration Company LLC, or Diamond A, an affiliate of Gerald J. Ford, the current Chairman of the Board of Hilltop and the beneficial owner of 17.2% of Hilltop common stock at December 31, 2014, provided certain management services to the Company, including, among others, financial and acquisition evaluation, and office space to Hilltop. The services and office space were provided at a cost of $91,500 per month, plus reasonable out-of-pocket expenses. The services provided under this agreement include those of Hilltop directors, including Gerald J. Ford, Kenneth Russell and Carl B. Webb. Prior to Jeremy B. Ford assuming the role of Chief Executive Officer of Hilltop, he provided services to Hilltop under the Management Services Agreement. Hilltop also agreed to indemnify and hold harmless Diamond A for its performance or provision of these services, except for gross negligence and willful misconduct. Further, Diamond A’s maximum aggregate liability for damages under this agreement is limited to the amounts paid to Diamond A under this agreement during twelve months prior to that cause of action. In connection with the PlainsCapital Merger on November 30, 2012, the Management Services Agreement was terminated. However, pursuant to a Sublease Agreement, Diamond A currently provides office space to Hilltop at a cost of $24,030 per month. This Sublease Agreement continues in effect until July 31, 2018 or such earlier date that the base lease expires.

Jeremy B. Ford, a director and the Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P.  Diamond A Financial, L.P. owned 17.2% of the outstanding Hilltop common stock at December 31, 2014. He also is a director and the Secretary of Diamond A Administration Company, LLC, which has provided management services and office space to Hilltop as described the preceding paragraph. Diamond A Administration Company, LLC is owned by Hunter’s Glen/Ford, Ltd., a limited partnership in which a trust for the benefit of Jeremy B. Ford is a 46% limited partner.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $32.7 million and $8.0 million at December 31, 2014 and 2013, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2014, total principal additions were $11.9 million, total principal payments were $10.4 million and additions due to changes in status as a related party were $23.2 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

At December 31, 2014 and 2013, the Bank held deposits of related parties of $161.9 million and $154.0 million, respectively.

A related party is the lessor in an operating lease with the Bank. The Bank’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $7.0 million.

The Bank purchases loans from a company for which a related party serves as a director, president and chief executive officer. At both December 31, 2014 and 2013, the outstanding balance of the purchased loans was $6.0 million. The loans were purchased with recourse to the company in the ordinary course of business and the related party had no direct financial interest in the transactions.

PlainsCapital Equity, LLC is a limited partner in certain limited partnerships that have received loans from the Bank.  The Bank made those loans in the normal course of business, using underwriting standards and offering terms that are substantially the same as those used or offered to non-affiliated borrowers. At December 31, 2014 and 2013, the Bank had outstanding loans of $0.2 million and $3.0 million, respectively, in which PlainsCapital Equity, LLC had a limited partnership interest. The investment of PlainsCapital Equity, LLC in these limited partnerships was $3.8 million and $3.7 million at December 31, 2014 and 2013, respectively.

18. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $7.5 million at December 31, 2013. At December 31, 2014, there were no such amounts outstanding.

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

Each of Hilltop, Hilltop Securities Holdings LLC (“Hilltop Securities”), formerly Peruna LLC (wholly owned subsidiary of Hilltop), SWS and the individual members of the board of directors of SWS have been named as defendants in two purported stockholder class action lawsuits arising out of the merger. Both lawsuits were filed in Delaware Chancery Court (Joseph Arceri v. SWS Group, Inc. et al and Chaile Steinberg v. SWS Group, Inc. et al filed April 8, 2014 and April 11, 2014, respectively). On May 13, 2014, the Delaware Chancery Court consolidated the two actions (the “Consolidated Action”) for all purposes. On June 10, 2014, plaintiffs filed a consolidated amended complaint. The complaint generally alleges, among other things, that the SWS board of directors breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the merger, that the SWS board of directors labored

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

under conflicts of interest, that certain provisions of the merger agreement unduly restrict SWS’s ability to negotiate with other potential bidders, and that the other defendants aided and abetted the SWS board of director’s breaches of fiduciary duty. The complaint further alleges, among other things, that the proxy statement/prospectus filed by Hilltop on May 29, 2014 omits or misstates certain material information. The complaints seek relief that includes, among other things, an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and the payment of plaintiffs’ attorneys’ fees and costs.

On November 13, 2014, the parties to the Consolidated Action entered into a memorandum of understanding (the “MOU”) reflecting the terms of an agreement, subject to final approval by the Court and certain other conditions, to settle the Consolidated Action. Pursuant to the MOU, defendants, without admitting any wrongdoing, agreed to make certain supplemental disclosures requested by plaintiffs in the Consolidated Action, as set forth in SWS’s Current Report on Form 8-K dated November 14, 2014. In addition, Hilltop agreed to forbear from asserting certain rights under the Agreement and Plan of Merger, dated as of March 31, 2014, by and among Hilltop, Hilltop Securities and SWS. The MOU further contemplates that, following confirmatory discovery, the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including court approval following notice to the former stockholders of SWS. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the applicable court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the MOU.

Following completion of Hilltop’s acquisition of SWS, several purported holders of shares of SWS common stock, representing a total of approximately 8.43 million shares of common stock of SWS, filed petitions in the Court of Chancery of the State of Delaware seeking appraisal for their shares pursuant to Section 262 of the Delaware General Corporation Law. The actions are captioned as follows:  Highland Select Equity Master Fund, L.P. et al. v. SWS Group, Inc. et al., C.A. No. 10554-VCG; Lone Star Value Investors, LP et al. v. SWS Group, Inc. et al., C.A. No. 10572-VCG; Merlin Partners, LP et al. v. SWS Group, Inc. et al., C.A. No. 10578-VCG. The Company believes these claims are without merit and intends to vigorously defend these actions.

On or about November 2, 2012, FSC, along with thirteen other defendants, was named in a lawsuit pending in the state of Rhode Island Superior Court styled Rhode Island Economic Development Corporation v. Wells Fargo Securities, LLC, et al. FSC is included in connection with its role as financial advisor to the State of Rhode Island, specifically in connection with the Rhode Island Economic Development Corporation’s issuance of $75 million in bonds to finance a loan to 38 Studios, LLC. FSC intends to defend itself vigorously in this action.

The Company is involved in information-gathering requests and investigations (both formal and informal), as well as reviews, examinations and proceedings (collectively, “Inquiries”) by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding certain of its businesses, business practices and policies, as well as the conduct of persons with whom it does business. Additional Inquiries will arise from time to time. In connection with those Inquiries, the Company receives document requests, subpoenas and other requests for information. The Inquiries, including the Inquiry described below, could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on the Company’s consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in the Company’s business practices, and could result in additional expenses and collateral costs, including reputational damage.

As a part of an industry-wide inquiry, PrimeLending received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration (the “FHA”). On August 20, 2014, PrimeLending received a Civil Investigative Demand from the United States Department of Justice (the “DOJ”) related to this Inquiry. According to the Civil Investigative Demand, the DOJ is conducting an investigation to determine whether PrimeLending has violated the False Claims Act in connection with originating and underwriting single-family residential mortgage loans insured by the FHA. No allegations have been asserted against PrimeLending. PrimeLending cannot predict the ultimate outcome of this investigation, and cannot make a reasonable estimate of potential liability, if any, at this time. PrimeLending is cooperating with the investigation and continues to respond to the Civil Investigative Demand.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2014 and 2013, the mortgage origination segment’s indemnification liability reserve totaled $17.6 million and $21.1 million, respectively. The provision for indemnification losses was $3.1 million, $3.5 million and $0.4 million during the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively.

The following tables provide for a roll-forward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims Activity - Origination Loan Balance
	Year Ended December 31,		Month Ended
	2014	2013	December 31, 2012
Balance, beginning of period	$51,912	$39,693	$35,217
Claims made	50,558	40,001	6,463
Claims resolved with no payment	(29,257)	(17,746)	(1,565)
Repurchases	(15,439)	(6,255)	(422)
Indemnification payments	(3,868)	(3,781)	—
Balance, end of period	$53,906	$51,912	$39,693

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Indemnification Liability Reserve Activity
	Year Ended December 31,		Month Ended
	2014	2013	December 31, 2012
Balance, beginning of period	$21,121	$18,964	$18,544
Additions for new sales	3,109	3,539	420
Repurchases	(1,593)	(251)	(31)
Early payment defaults	(143)	(528)	(51)
Indemnification payments	(1,708)	(1,003)	—
Change in estimate	(3,167)	400	82
Balance, end of period	$17,619	$21,121	$18,964

	December 31,
	2014	2013
Reserve for Indemnification Liability:
Specific claims	$7,912	$12,179
Incurred but not reported claims	9,707	8,942
Total	$17,619	$21,121

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

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. As of December 31, 2014, the Bank estimated that covered losses and reimbursable expenses exceed $240.4 million, but do not exceed $365.7 million. Unless the estimates of covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional reimbursement receivable from the FDIC. As of December 31, 2014, the Bank had billed $75.5 million of covered net losses to the FDIC, of which 80%, or $60.4 million, are reimbursable under the loss-share agreements. As of December 31, 2014, the Bank had received aggregate reimbursements of $38.5 million from the FDIC.

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

In addition to these retention agreements, Hilltop and its subsidiaries maintain employment contracts with certain officers that provide for benefits in the event of a “change in control” as defined in these agreements.

Hilltop and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 15 years and under capital leases with remaining

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

terms of 11 to 15 years. Rental expense under the operating leases was $31.4 million, $29.2 million and $2.9 million in 2014, 2013 and 2012, respectively. Future minimum lease payments under these agreements follow (in thousands).

	Operating Leases	Capital Leases
2015	$24,588	$1,090
2016	19,677	1,103
2017	14,561	1,129
2018	12,565	1,167
2019	7,211	1,187
Thereafter	28,169	10,348
Total minimum lease payments	$106,771	16,024
Amount representing interest		(6,126)
Present value of minimum lease payments		$9,898

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.4 billion at December 31, 2014 and outstanding financial and performance standby letters of credit of $45.1 million at December 31, 2014.

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

In the normal course of business, FSC executes, settles, and finances various securities transactions that may expose FSC to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the account of FSC, use of derivatives to support certain non-profit housing organization clients, clearing agreements between FSC and various clearinghouses and broker-dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

20. Stock-Based Compensation

Pursuant to the Hilltop Holdings 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Upon the approval by stockholders and effectiveness of the 2012 Plan in September 2012, no additional awards were permissible under the 2003 Equity Incentive Plan (the “2003 Plan”). In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

awards granted under the 2012 Plan. At December 31, 2014, 3,078,374 shares of common stock remain available for issuance pursuant to the 2012 Plan.

During 2014, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 444,175 restricted stock units (“RSUs”) pursuant to the 2012 Plan, of which 434,864 remain outstanding at December 31, 2014. At December 31, 2014, 364,827 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 70,037 outstanding RSUs vest based upon the achievement of certain performance goals over a three-year period. These RSUs are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The weighted average grant date fair value related to these RSUs was $23.16 per share. At December 31, 2014, unrecognized compensation expense related to these RSUs was $7.9 million, which will be amortized through December 2017. The RSUs are not transferable, and the shares of common stock issuable upon conversion of vested RSUs are generally subject to transfer restrictions for a period of one year following conversion, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

During 2013, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees a total of 471,000 restricted shares of common stock (“Restricted Stock Awards”) pursuant to the 2012 Plan, of which 466,000 remain outstanding at December 31, 2014. These Restricted Stock Awards generally cliff vest on the third anniversary of the grant date and are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The weighted average grant date fair value related to these Restricted Stock Awards was $13.32 per share. At December 31, 2014, unrecognized compensation expense related to these Restricted Stock Awards was $2.7 million, which will be amortized through September 2016. The award agreements governing these Restricted Stock Awards provide for accelerated vesting under certain conditions.

During 2014, 2013 and 2012, Hilltop granted 9,519, 9,343 and 5,183 shares of common stock, respectively, to independent members of the Company’s Board of Directors for services rendered to the Company pursuant to the 2012 Plan.

Stock options granted on November 2, 2011 to two senior executives pursuant to the 2003 Plan to purchase an aggregate of 600,000 shares of the Company’s common stock (the “Stock Option Awards”) at an exercise price of $7.70 per share were outstanding at December 31, 2014. These Stock Option Awards vest in five equal installments beginning on the grant date, with the remainder vesting on each grant date anniversary through 2015. At December 31, 2014, unrecognized compensation expense related to these Stock Option Awards was $49 thousand, which will be amortized through October 2015. These Stock Option Awards expire on November 2, 2016. The fair value for these Stock Option Awards granted was estimated using the Black-Scholes option pricing model with an expected volatility of 25%, a risk-free interest rate of 0.96%, a dividend yield rate of zero, a five-year expected life of the options and a forfeiture rate of 15%.

Compensation expense related to the plans was $4.7 million, $1.7 million and $0.5 million during 2014, 2013 and 2012, respectively.

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

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2014, under guidance issued by the Board of Governors of the Federal Reserve System.

Management believes that, as of December 31, 2014, Hilltop and the Bank would meet all applicable capital adequacy requirements under the Basel III capital rules for banks with less than $15 billion in assets on a fully phased-in basis as if such requirements were currently in effect.

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

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Tier 1 capital (to average assets):
Bank	$845,656	10.31%	$328,025	4%	$410,031	5%
Hilltop	1,231,724	14.17%	347,619	4%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	845,656	13.74%	246,099	4%	369,148	6%
Hilltop	1,231,724	19.02%	259,078	4%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	888,744	14.45%	492,198	8%	615,247	10%
Hilltop	1,275,023	19.69%	518,157	8%	N/A	N/A

December 31, 2013
Tier 1 capital (to average assets):
Bank	$762,364	9.29%	$328,275	4%	$410,344	5%
Hilltop	1,112,424	12.81%	347,480	4%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	762,364	13.38%	227,984	4%	341,976	6%
Hilltop	1,112,424	18.53%	240,159	4%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	797,771	14.00%	455,968	8%	569,960	10%
Hilltop	1,148,736	19.13%	480,318	8%	N/A	N/A

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of equity capital to Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2014		December 31, 2013
	Bank	Hilltop	Bank	Hilltop
Total equity capital	$1,104,048	$1,460,452	$985,519	$1,311,141
Add:
Minority interests	787	787	781	781
Trust preferred securities	—	65,000	—	65,000
Net unrealized holding losses on securities available for sale and held in trust	3,484	(651)	42,901	34,863
Deduct:
Goodwill and other disallowed intangible assets	(259,048)	(290,052)	(264,822)	(297,174)
Other	(3,615)	(3,812)	(2,015)	(2,187)
Tier 1 capital (as defined)	845,656	1,231,724	762,364	1,112,424
Add: Allowable Tier 2 capital
Allowance for loan losses	43,088	43,088	35,407	35,407
Net unrealized holding losses on equity securities	—	211	—	905
Total capital (as defined)	$888,744	$1,275,023	$797,771	$1,148,736

Broker-Dealer

Pursuant to the net capital requirements of the Exchange Act, FSC has elected to determine its net capital requirements using the alternative method. Accordingly, FSC is required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. At December 31, 2014, FSC had net capital of $64.3 million (the minimum net capital requirement was $5.3 million), net capital maintained by FSC was 24% of aggregate debits, and net capital in excess of the minimum requirement was $59.0 million.

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”) and the GNMA. On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of December 31, 2014, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	December 31,
	2014	2013
Capital and surplus:
National Lloyds Insurance Company	$113,023	$98,602
American Summit Insurance Company	28,966	26,452

	Year Ended December 31,
	2014	2013	2012
Statutory net income (loss):
National Lloyds Insurance Company	$14,893	$3,583	$(3,858)
American Summit Insurance Company	2,554	521	972

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2014, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2014, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

22. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2014, $225.6 million of its earnings was available for dividend declaration without prior regulatory approval.

At December 31, 2014, the maximum aggregate dividend that may be paid to NLC from its insurance company subsidiaries in 2015 without regulatory approval is $17.8 million.

Series B Preferred Stock

As discussed in Note 2, and as a result of the PlainsCapital Merger, the outstanding shares of PlainsCapital’s Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Treasury, were converted on a one-for-one basis into shares of Hilltop Series B Preferred Stock. The terms of the Hilltop Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuated until December 31, 2013 based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank. The shares of Hilltop Series B Preferred Stock are senior to shares of Hilltop common stock with respect to dividends and liquidation preference, and qualify as Tier 1 Capital for regulatory purposes. At both December 31, 2014 and 2013, $114.1 million of Hilltop Series B Preferred Stock was outstanding.

The dividend rate on the Hilltop Series B Preferred Stock is fixed at 5.0% from January 1, 2014 until March 26, 2016, based upon the level of QSBL at September 30, 2013. Beginning March 27, 2016, the dividend rate on any outstanding shares of Hilltop Series B Preferred Stock will be fixed at nine percent (9%) per annum.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

23. Other Noninterest Income and Expense

The following tables show the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2014	2013	2012
Other noninterest income:
Change in fair value of FSC derivatives	$16,228	$11,427	$238
Commission and insurance agency income	3,380	2,765	2,159
Direct bill fees and insurance service fee income	5,719	5,697	5,174
FDIC Indemnification Asset accretion	3,445	1,699	—
Net gain (loss) from trading securities portfolio	2,126	(2,773)	(646)
Net gain on investment in SWS common stock	5,985	—	—
Rent and other income from other real estate owned	5,703	625	—
Revenue from check and stored value cards	7,614	4,682	276
Service charges on depositor accounts	16,730	11,376	724
Trust fees	6,330	5,050	411
Other	6,281	4,122	237
	$79,541	$44,670	$8,573

Other noninterest expense:
Accounting fees	$5,247	$5,455	$2,269
Acquisition costs	1,406	117	6,570
Amortization of intangible assets	11,138	11,087	1,986
Data processing	23,096	17,922	4,033
Funding fees	2,521	4,403	593
Management fees	—	—	1,025
Marketing	21,372	17,257	2,245
Other professional services	39,310	32,526	5,004
Printing, stationery and supplies	4,902	4,583	735
Repossession and foreclosure	17,621	3,546	47
Telecommunications	11,249	8,350	834
Unreimbursed loan closing costs	32,669	30,095	5,944
Other	61,048	52,606	3,083
	$231,579	$187,947	$34,368

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

24. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the net interest margin. PrimeLending has interest rate risk relative to IRLCs and its inventory of mortgage loans held for sale. PrimeLending is exposed to such rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”). Additionally, PrimeLending has interest rate risk relative to its MSR asset. During the three months ended September 30, 2014, PrimeLending began using derivative instruments, including interest rate swaps and swaptions, to hedge this risk. FSC uses forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, and interest rate swaps and swaptions are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments decreased $16.3 million during the year ended December 31, 2014, compared with an increase of $8.2 million during the year ended December 31, 2013 and a decrease of $5.9 million during the month ended December 31, 2012. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of FSC’s derivative instruments are recorded in other assets or other liabilities, as appropriate, and the fair values of FSC’s derivatives increased $16.2 million, $11.4 million and $0.2 million for the years ended December 31, 2014 and 2013 and the month ended December 31, 2012, respectively. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	December 31, 2014		December 31, 2013
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$621,216	$17,057	$602,467	$12,151
Commitments to purchase MBSs	510,553	6,040	236,305	(109)
Commitments to sell MBSs	1,968,768	(12,566)	1,645,332	11,383
Interest rate swaps and swaptions	83,000	425	—	—
Fee Award Option	—	—	20,432	(5,600)

PrimeLending has advanced cash collateral totaling $6.6 million and $1.3 million to offset net liability derivative positions on its commitments to sell MBSs at December 31, 2014 and 2013, respectively. In addition, PrimeLending has advanced cash collateral totaling $3.3 million in initial margin on its interest rate swaps and swaptions at December 31, 2014. These amounts are included in other assets within the consolidated balance sheets.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2014
Securities borrowed:
Institutional counterparties	$152,899	$—	$152,899	$(152,899)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	425	—	425	—	—	425

Forward MBS derivatives:
Institutional counterparties	41	—	41	—	—	41
	$153,365	$—	$153,365	$(152,899)	$—	$466

December 31, 2013
Securities borrowed:
Institutional counterparties	$107,365	$—	$107,365	$(107,365)	$—	$—

Forward MBS derivatives:
Institutional counterparties	11,489	(76)	11,413	—	(286)	11,127
	$118,854	$(76)	$118,778	$(107,365)	$(286)	$11,127

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2014
Securities loaned:
Institutional counterparties	$117,822	$—	$117,822	$(117,822)	$—	$—

Repurchase agreements:
Customer counterparties	136,396	—	136,396	(136,396)	—	—

Forward MBS derivatives:
Institutional counterparties	12,829	(223)	12,606	—	(6,137)	6,469
	$267,047	$(223)	$266,824	$(254,218)	$(6,137)	$6,469

December 31, 2013
Securities loaned:
Institutional counterparties	$74,913	$—	$74,913	$(74,913)	$—	$—

Repurchase agreements:
Customer counterparties	107,462	—	107,462	(107,462)	—	—

Forward MBS derivatives:
Institutional counterparties	30	—	30	—	(17)	13
	$182,405	$—	$182,405	$(182,375)	$(17)	$13

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

26. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2014	2013
Receivables:
Securities borrowed	$152,899	$107,365
Securities failed to deliver	3,497	7,160
Clearing organizations	11,471	4,698
Due from dealers	17	94
	$167,884	$119,317

Payables:
Securities loaned	$117,822	$74,913
Correspondents	51,930	44,852
Securities failed to receive	5,960	5,523
Clearing organizations	3,330	4,390
	$179,042	$129,678

27. Deferred Policy Acquisition Costs

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to the successful issuance of a new or renewal policy incurred by NLC are deferred and charged against income ratably over the terms of the related policies. A summary of the activity in deferred policy acquisition costs is as follows (in thousands).

	Year Ended December 31,
	2014	2013
Balance, beginning of year	$20,991	$19,812
Acquisition expenses capitalized	41,034	41,771
Amortization charged to income	(41,609)	(40,592)
Balance, end of year	$20,416	$20,991

Amortization is included in policy acquisition and other underwriting expenses in the accompanying consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

28. Reserve for Losses and Loss Adjustment Expenses

A rollforward of NLC’s reserve for unpaid losses and LAE is as follows (in thousands).

	Year Ended December 31,
	2014	2013	2012

Balance, beginning of year	$27,468	$34,012	$44,835
Less reinsurance recoverables	(4,508)	(10,385)	(25,083)
Net balance, beginning of year	22,960	23,627	19,752

Incurred related to:
Current year	86,642	110,096	109,328
Prior years	7,787	659	(169)
Total incurred	94,429	110,755	109,159

Payments related to:
Current year	(73,841)	(96,284)	(90,743)
Prior years	(18,147)	(15,138)	(14,541)
Total payments	(91,988)	(111,422)	(105,284)

Net balance, end of year	25,401	22,960	23,627
Plus reinsurance recoverables	4,315	4,508	10,385
Balance, end of year	$29,716	$27,468	$34,012

The increase in the NLC’s reserves at December 31, 2014 as compared with December 31, 2013 of $2.2 million is primarily due to increased reserves attributable to the prior period adverse development. This prior period adverse development totaled $7.8 million during 2014 and was primarily related to litigation emerging from a series of hail storms within the 2012 accident year.

29. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31 2014, reinsurance receivables have a carrying value of $4.9 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at December 31, 2014, based on NLC’s quality requirements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Reinsurers with a balance in excess of 5% of the Company’s outstanding reinsurance receivables at December 31, 2014 are listed below (in thousands).

	Balances
	Due From	A.M. Best
	Reinsurers	Rating

Federal Emergency Management Agency	$3,476	N/A
Everest Re	480	A+
Lloyd’s Syndicate # 2001	432	A+
R+V Versicherung AG	360	N/A
General Reinsurance	320	A++
Lloyd’s Syndicate #2791	273	N/A
	$5,341

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,
	2014		2013		2012
	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$172,464	$173,496	$173,982	$168,942	$163,780	$162,383
Reinsurance assumed	9,746	8,960	7,987	7,202	6,422	5,882
Reinsurance ceded	(17,845)	(17,932)	(18,528)	(18,611)	(19,751)	(21,564)
Net premiums	$164,365	$164,524	$163,441	$157,533	$150,451	$146,701

The effects of reinsurance on incurred losses are as follows (in thousands).

	Year Ended December 31,
	2014	2013	2012
Loss and LAE incurred	$97,011	$117,089	$115,347
Reinsurance recoverables	(2,582)	(6,334)	(6,188)
Net loss and LAE incurred	$94,429	$110,755	$109,159

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

At December 31, 2014, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $50 million in excess of $50 million loss and $40 million in excess of $100 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At December 31, 2014, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

Effective January 1, 2015, NLC renewed its underlying excess of loss contract that provides $10 million aggregate coverage for sub-catastrophic events. NLC retains a 9% participation in this coverage.

During 2014, NLC experienced no significant catastrophes that resulted in losses in excess of retention at NLIC, compared to two significant catastrophes during 2013 and one significant catastrophe during 2012. NLC did not experience any significant catastrophe that resulted in losses in excess of retention at ASIC during 2014, 2013 or 2012. There were eight tornado, hail and wind storms during 2014 that fit the coverage criteria for the underlying excess of loss contract providing aggregate coverage for sub-catastrophic events. These events had a gross incurred loss total of $21.7 million, which developed a reinsured recoverable of $1.8 million at the 66% subscription level. The two tornado, hail and wind storms that exceeded retention in 2013 had incurred losses of $18.3 million. The Texas hail storm that exceeded retention in 2012 had incurred losses of $8.3 million. These losses have no effect on net loss and LAE incurred because the catastrophic events exceeded retention levels and are fully recoverable. The primary financial effect beyond the reinsurance retention is additional reinstatement premium payable to the affected reinsurers. Reinstatement premiums during 2014, 2013 and 2012 of $0.2 million, $0.3 million and $0.5 million, respectively, are recorded as ceded premiums.

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

The banking segment includes the operations of the Bank, which, since September 14, 2013, includes the operations acquired in the FNB Transaction. The broker-dealer (formerly financial advisory) segment is composed of First Southwest. The mortgage origination segment is composed of PrimeLending. The insurance segment is composed of NLC.

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance and acquisition costs not allocated to business segments.

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

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$334,377	$12,144	$(12,591)	$3,672	$5,219	$18,320	$361,141
Provision for loan losses	16,916	17	—	—	—	—	16,933
Noninterest income	67,438	119,451	456,776	173,577	5,985	(23,916)	799,311
Noninterest expense	245,790	124,715	431,820	151,541	13,878	(2,391)	965,353
Income (loss) before income taxes	$139,109	$6,863	$12,365	$25,708	$(2,674)	$(3,205)	$178,166

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2013	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$293,254	$12,064	$(37,840)	$7,442	$(1,597)	$22,878	$296,201
Provision for loan losses	37,140	18	—	—	—	—	37,158
Noninterest income	71,045	102,714	537,497	166,163	—	(27,334)	850,085
Noninterest expense	155,102	112,360	472,284	166,006	10,439	(4,456)	911,735
Income (loss) before income taxes	$172,057	$2,400	$27,373	$7,599	$(12,036)	$—	$197,393

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2012	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$24,885	$1,191	$(4,987)	$4,730	$39	$2,984	$28,842
Provision for loan losses	3,670	130	—	—	—	—	3,800
Noninterest income	4,601	10,909	57,618	154,147	—	(3,043)	224,232
Noninterest expense	16,130	11,078	50,296	163,585	14,487	(59)	255,517
Income (loss) before income taxes	$9,686	$892	$2,335	$(4,708)	$(14,448)	$—	$(6,243)

December 31, 2014
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808

Total assets	$8,036,729	$758,636	$1,498,846	$328,693	$1,522,655	$(2,903,142)	$9,242,416

December 31, 2013
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808

Total assets	$7,981,517	$520,412	$1,249,091	$308,160	$1,316,398	$(2,471,456)	$8,904,122

31. Earnings (Loss) per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data).

	Year Ended December 31,
	2014	2013	2012
Basic earnings (loss) per share:
Income (loss) applicable to Hilltop common stockholders	$105,947	$121,015	$(5,851)
Less: income applicable to participating shares	(547)	(672)	—
Net earnings (loss) available to Hilltop common stockholders	$105,400	$120,343	$(5,851)

Weighted average shares outstanding - basic	89,710	84,382	58,754

Basic earnings (loss) per common share	$1.18	$1.43	$(0.10)

Diluted earnings (loss) per share:
Income (loss) applicable to Hilltop common stockholders	$105,947	$121,015	$(5,851)
Add: interest expense on senior exchangeable notes (net of tax)	—	5,059	—
Net earnings (loss) available to Hilltop common stockholders	$105,947	$126,074	$(5,851)

Weighted average shares outstanding - basic	89,710	84,382	58,754
Effect of potentially dilutive securities	863	5,949	—
Weighted average shares outstanding - diluted	90,573	90,331	58,754

Diluted earnings (loss) per common share	$1.17	$1.40	$(0.10)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During 2012, the computation of diluted loss per common share did not include 6,208,000 equivalent shares issuable upon conversion of the Notes as the equivalent exchange rate per share was in excess of the average stock prices for the noted period. Additionally, options to purchase 688,000 weighted average outstanding shares of Hilltop’s common stock were not included in the computation of diluted loss per common share during 2012, as their inclusion would have been anti-dilutive.

32. Condensed Financial Statements of Parent

Condensed financial statements of Hilltop (parent only) follow (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2014	2013	2012
Investment income	$5,219	$6,635	$7,035
Interest expense	—	8,232	6,996
Net gain on investment in SWS common stock	5,985	—	—
General and administrative expense	13,878	10,439	14,488
Loss before income taxes, equity in undistributed earnings of subsidiaries and preferred stock activity	(2,674)	(12,036)	(14,449)
Income tax benefit	(592)	(4,680)	(3,313)
Equity in undistributed earnings of subsidiaries	114,640	134,065	6,038
Net income (loss)	$112,558	$126,709	$(5,098)
Other comprehensive income (loss), net	35,514	(43,418)	(4,900)
Comprehensive income (loss)	$148,072	$83,291	$(9,998)

Condensed Balance Sheets

	December 31,
	2014	2013	2012
Assets
Cash and cash equivalents	$145,948	$163,856	$204,754
Securities, available for sale	—	69,023	64,082
Investment in subsidiaries	1,218,182	1,069,226	944,546
Investment in SWS common stock	70,282	—	—
Other assets	88,243	14,293	27,743
Total assets	$1,522,655	$1,316,398	$1,241,125

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$62,203	$5,257	$5,779
Notes payable	—	—	90,850
Stockholders’ equity	1,460,452	1,311,141	1,144,496
Total liabilities and stockholders’ equity	$1,522,655	$1,316,398	$1,241,125

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income (loss)	$112,558	$126,709	$(5,098)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(114,640)	(134,065)	(6,038)
Deferred income taxes	156	8,850	(1,011)
Net gain on investment in SWS common stock	(5,985)	—	—
Loss on redemption of senior exchangeable notes	—	3,733	—
Other, net	(1,379)	132	(3,370)
Net cash provided by (used in) operating activities	(9,290)	5,359	(15,517)

Investing Activities
Advance to subsidiary	(6,000)	—	—
Capital contribution to subsidiary	—	(35,000)	—
Cash paid for acquisition	—	—	(311,805)
Net cash used in investing activities	(6,000)	(35,000)	(311,805)

Financing Activities
Payments to repurchase common stock	—	—	(1,298)
Redemption of senior exchangeable notes	—	(11,088)	—
Dividends paid on preferred stock	(5,619)	(2,985)	—
Other, net	3,001	2,816	—
Net cash used in financing activities	(2,618)	(11,257)	(1,298)

Net change in cash and cash equivalents	(17,908)	(40,898)	(328,620)
Cash and cash equivalents, beginning of year	163,856	204,754	533,374
Cash and cash equivalents, end of year	$145,948	$163,856	$204,754

Supplemental Schedule of Non-Cash Activities
Conversion of available for sale investment in SWS common stock	$71,502	$—	$—
Redemption of senior exchangeable notes for common stock	$—	$83,950	$—
Preferred stock issued in acquisition	$—	$—	$114,068
Common stock issued in acquisition	$—	$—	$387,583

During September 2013, Hilltop contributed capital of $35.0 million to the Bank to provide additional capital in connection with the FNB Transaction.

As discussed in Note 1 to the consolidated financial statements, Hilltop’s investment in SWS common stock is accounted for under the provisions of the Fair Value Option effective October 2, 2014. Hilltop had previously accounted for its investments in SWS as available for sale securities. Under the Fair Value Option, Hilltop’s investment in SWS common stock is recorded at fair value, with changes in fair value being recorded in other noninterest income within Hilltop’s condensed statement of operations rather than as a component of other comprehensive income. Hilltop’s election to apply the provisions of the Fair Value Option resulted in Hilltop recording those unrealized gains previously associated with its investment in SWS common stock of $7.2 million. For the period from October 3, 2014 through December 31, 2014, the change in fair value of Hilltop’s investment in SWS common stock resulted in a loss of $1.2 million. In the aggregate, Hilltop recorded a $6.0 million net gain in income within Hilltop’s condensed statement of operations during 2014.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

33. Recently Issued Accounting Standards

In November 2014, the FASB issued ASU 2014-17 to provide companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. If the election is made in a subsequent period, the application of this guidance would be considered a change in accounting principle. The amendments in this ASU are effective as of November 18, 2014. The adoption will not have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14 to reduce diversity in practice by clarifying how to classify and measure certain government-guaranteed mortgage loans upon foreclosure. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and may be adopted using either a modified retrospective transition method or a prospective transition method. The Company adopted the amendment as of January 1, 2015 using the prospective transition method and does not expect the amendment to have a significant effect on its future consolidated financial statements.

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

In January 2014, the FASB issued ASU No. 2014-04 to clarify that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014 and may be adopted using either a modified retrospective transition method or a prospective transition method. The Company adopted the amendment as of January 1, 2015 using the prospective transition method and does not expect the amendment to have a significant effect on its future consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

34. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2014
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$99,316	$93,217	$104,408	$91,828	$388,769
Interest expense	7,802	7,457	5,962	6,407	27,628
Net interest income	91,514	85,760	98,446	85,421	361,141
Provision for loan losses	4,125	4,033	5,533	3,242	16,933
Noninterest income	213,795	212,135	203,281	170,100	799,311
Noninterest expense	246,768	254,744	251,212	212,629	965,353
Income before income taxes	54,416	39,118	44,982	39,650	178,166
Income tax provision	20,950	14,010	16,294	14,354	65,608
Net income	33,466	25,108	28,688	25,296	112,558
Less: Net income attributable to noncontrolling interest	325	296	177	110	908
Income attributable to Hilltop	$33,141	$24,812	$28,511	$25,186	$111,650
Dividends on preferred stock	1,425	1,426	1,426	1,426	5,703
Income applicable to Hilltop common stockholders	$31,716	$23,386	$27,085	$23,760	$105,947

Earnings per common share:
Basic	$0.35	$0.26	$0.30	$0.26	$1.18
Diluted	$0.35	$0.26	$0.30	$0.26	$1.17

	Year Ended December 31, 2013
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$98,601	$79,702	$76,168	$74,604	$329,075
Interest expense	10,002	7,786	7,743	7,343	32,874
Net interest income	88,599	71,916	68,425	67,261	296,201
Provision for loan losses	2,206	10,658	11,289	13,005	37,158
Noninterest income	182,479	215,095	239,233	213,278	850,085
Noninterest expense	219,752	216,592	260,400	214,991	911,735
Income before income taxes	49,120	59,761	35,969	52,543	197,393
Income tax provision	18,090	20,115	13,309	19,170	70,684
Net income	31,030	39,646	22,660	33,373	126,709
Less: Net income attributable to noncontrolling interest	160	339	568	300	1,367
Income attributable to Hilltop	$30,870	$39,307	$22,092	$33,073	$125,342
Dividends on preferred stock	1,342	1,133	1,149	703	4,327
Income applicable to Hilltop common stockholders	$29,528	$38,174	$20,943	$32,370	$121,015

Earnings per common share:
Basic	$0.34	$0.45	$0.25	$0.39	$1.43
Diluted	$0.34	$0.43	$0.24	$0.39	$1.40

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

35. Subsequent Events

On January 1, 2015, Hilltop completed its acquisition of SWS in a stock and cash transaction, whereby SWS merged with and into Hilltop Securities, a wholly owned subsidiary of Hilltop formed for the purpose of facilitating this transaction (the “SWS Merger”). SWS’s broker-dealer subsidiaries, Southwest Securities, Inc. (“Southwest Securities”) and SWS Financial Services, Inc. (“SWS Financial”), became subsidiaries of Hilltop Securities. Immediately following the SWS Merger, SWS’s banking subsidiary, Southwest Securities, FSB, was merged into the Bank, an indirect wholly owned subsidiary of Hilltop. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.0 million, consisting of 10.0 million shares of common stock, $78.2 million in cash and $70.3 million associated with Hilltop’s existing investment in SWS common stock. Additionally, due to appraisal rights proceedings filed in connection with the SWS Merger, the merger consideration is subject to change, and is therefore, preliminary as of the date of this report. The SWS Merger will be accounted for using the acquisition method of accounting, and accordingly, purchased assets, including identifiable intangible assets and assumed liabilities will be recorded at their respective acquisition date fair values. Because of (i) the short time period between the acquisition date and the date the Company’s financial statements were issued (February 26, 2015) and (ii) the work of third party specialists engaged to assist in valuing certain assets and liabilities, along with management’s review and approval, not being complete, the Company used significant estimates and assumptions to value certain identifiable assets acquired and liabilities assumed. The acquisition date valuations related to loans, premises and equipment, intangible assets, assumed liabilities and taxes are considered preliminary and could differ significantly when finalized.

A summary of the preliminary estimated fair values of the identifiable assets acquired, and liabilities assumed, of SWS at January 1, 2015 are summarized in the following table (in thousands).

Cash and due from banks	$118,538
Federal funds sold and securities purchased agreements to resell	44,741
Assets segregated for regulatory purposes	181,610
Securities	707,476
Non-covered loans, net	854, 778
Broker-dealer and clearing organization receivables	1,261,022
Other assets	118,910
Total identifiable assets acquired	3,287,075

Deposits	(1,287,394)
Broker-dealer and clearing organization payables	(1,113,075)
Short-term borrowings	(164,240)
Advances from Federal Home Loan Bank	(76,643)
Other liabilities	(216,411)
Total liabilities assumed	(2,857,763)
Preliminary estimated bargain purchase gain	(80,326)
348,986
Less Hilltop existing investment in SWS	(70,282)
Net identifiable assets acquired	$278,704

The following table discloses the impact of SWS on the Company’s results of operations (excluding the impact of acquisition-related merger and restructuring charges discussed below). The table also presents unaudited pro forma results had the SWS Merger taken place on January 1, 2014 and includes the estimated impact of purchase accounting adjustments (in thousands). The purchase accounting adjustments reflect the impact of recording the acquired loans at fair value, including the estimated accretion of the purchase discount on the loan portfolio. The unaudited pro forma results do not include any potential operating cost savings as a result of the SWS Merger. Further, certain costs associated with any restructuring or integration activities are also not reflected in the unaudited pro forma results. Unaudited pro forma results exclude nonrecurring items resulting directly from the SWS Merger and that do not have a continuing impact on results of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The unaudited pro forma results are not indicative of what would have occurred had the SWS Merger taken place on the indicated date.

Twelve Months
Ended
December 31, 2014
Net interest income	$420,894
Other revenues	1,005,701
Net income	110,279

In connection with the SWS Merger, FSC and its related entities also became subsidiaries of Hilltop Securities. First Southwest, Southwest Securities and SWS Financial will continue to operate as separate broker-dealers, under coordinated leadership, until such time as the necessary regulatory approvals are obtained and systems integrations are complete.