Form 10-Q
period 2015-03-31
Hilltop Holdings Inc.
filed 2015-05-06
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock outstanding at May 6, 2015 was 100,289,492.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$694,108	$782,473
Federal funds sold	14,425	30,602
Securities purchased under agreements to resell	67,227	—
Assets segregated for regulatory purposes	278,280	76,013
Securities:
Trading, at fair value	320,153	65,717
Available for sale, at fair value (amortized cost of $850,430 and $924,755, respectively)	859,212	925,535
Held to maturity, at amortized cost (fair value of $186,032 and $118,345, respectively)	183,792	118,209
	1,363,157	1,109,461

Loans held for sale	1,215,308	1,309,693
Non-covered loans, net of unearned income	4,834,687	3,920,476
Allowance for non-covered loan losses	(39,365)	(37,041)
Non-covered loans, net	4,795,322	3,883,435

Covered loans, net of allowance of $1,388 and $4,611, respectively	550,626	638,029
Broker-dealer and clearing organization receivables	2,222,517	167,884
Premises and equipment, net	215,684	206,991
FDIC indemnification asset	107,567	130,437
Covered other real estate owned	137,703	136,945
Other assets	581,210	458,862
Goodwill	251,808	251,808
Other intangible assets, net	67,952	59,783
Total assets	$12,562,894	$9,242,416

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$2,259,790	$2,076,385
Interest-bearing	4,869,487	4,293,507
Total deposits	7,129,277	6,369,892

Broker-dealer and clearing organization payables	1,951,040	179,042
Short-term borrowings	999,476	762,696
Securities sold, not yet purchased, at fair value	139,481	48
Notes payable	108,682	56,684
Junior subordinated debentures	67,012	67,012
Other liabilities	385,607	345,803
Total liabilities	10,780,575	7,781,177
Commitments and contingencies (see Notes 11 and 12)
Stockholders’ equity:
Hilltop stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series B, liquidation value per share of $1,000; 114,068 shares issued and outstanding	114,068	114,068
Common stock, $0.01 par value, 125,000,000 shares authorized; 100,286,330 and 90,181,888 shares issued and outstanding, respectively	1,003	902
Additional paid-in capital	1,592,585	1,390,788
Accumulated other comprehensive income	5,750	651
Retained earnings (accumulated deficit)	67,445	(45,957)
Deferred compensation employee stock trust, net	1,189	—
Employee stock trust (29,932 shares, at cost)	(597)	—
Total Hilltop stockholders’ equity	1,781,443	1,460,452
Noncontrolling interests	876	787
Total stockholders’ equity	1,782,319	1,461,239
Total liabilities and stockholders’ equity	$12,562,894	$9,242,416

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

 (Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans, including fees	$87,388	$79,744
Securities borrowed	10,018	1,464
Securities:
Taxable	7,049	7,588
Tax-exempt	1,741	1,242
Other	1,473	1,790
Total interest income	107,669	91,828

Interest expense:
Deposits	4,315	3,759
Securities loaned	7,506	838
Short-term borrowings	1,024	397
Notes payable	669	648
Junior subordinated debentures	585	584
Other	178	181
Total interest expense	14,277	6,407

Net interest income	93,392	85,421
Provision for loan losses	2,687	3,242
Net interest income after provision for loan losses	90,705	82,179

Noninterest income:
Net realized gains on securities	4,403	—
Net gains from sale of loans and other mortgage production income	120,545	79,111
Mortgage loan origination fees	14,589	12,344
Net insurance premiums earned	39,567	40,319
Securities commissions and fees	43,051	6,998
Investment banking and advisory fees	24,922	14,337
Bargain purchase gain	82,816	—
Other	24,479	16,991
Total noninterest income	354,372	170,100

Noninterest expense:
Employees’ compensation and benefits	182,573	106,429
Loss and loss adjustment expenses	18,860	18,337
Policy acquisition and other underwriting expenses	11,674	11,687
Occupancy and equipment, net	29,185	26,338
Other	72,184	49,838
Total noninterest expense	314,476	212,629

Income before income taxes	130,601	39,650
Income tax expense	15,420	14,354

Net income	115,181	25,296
Less: Net income attributable to noncontrolling interest	353	110

Income attributable to Hilltop	114,828	25,186
Dividends on preferred stock	1,426	1,426
Income applicable to Hilltop common stockholders	$113,402	$23,760

Earnings per common share:
Basic	$1.13	$0.26
Diluted	$1.13	$0.26

Weighted average share information:
Basic	99,741	89,707
Diluted	100,627	90,585

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$115,181	$25,296
Other comprehensive income:
Net unrealized gains on securities available for sale and other, net of tax of $4,454 and $9,583, respectively	7,913	18,809
Reclassification adjustment for gains included in net income, net of tax of $(1,589)	(2,814)	—
Comprehensive income	120,280	44,105
Less: comprehensive income attributable to noncontrolling interest	353	110

Comprehensive income applicable to Hilltop	$119,927	$43,995

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated	Retained	Deferred			Total
					Additional	Other	Earnings	Compensation	Employee		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2013	114	$114,068	90,176	$902	$1,388,641	$(34,863)	$(157,607)	$—	—	$—	$1,311,141	$781	$1,311,922
Net income	—	—	—	—	—	—	25,186	—	—	—	25,186	110	25,296
Other comprehensive income	—	—	—	—	—	18,809	—	—	—	—	18,809	—	18,809
Stock-based compensation expense	—	—	—	—	735	—	—	—	—	—	735	—	735
Common stock issued to board members	—	—	2	—	52	—	—	—	—	—	52	—	52
Dividends on preferred stock	—	—	—	—	(1,426)	—	—	—	—	—	(1,426)	—	(1,426)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(175)	(175)
Balance, March 31, 2014	114	$114,068	90,178	$902	$1,388,002	$(16,054)	$(132,421)	$—	—	$—	$1,354,497	$716	$1,355,213

Balance, December 31, 2014	114	$114,068	90,182	$902	$1,390,788	$651	$(45,957)	$—	—	$—	$1,460,452	$787	$1,461,239
Net income	—	—	—	—	—	—	114,828	—	—	—	114,828	353	115,181
Other comprehensive income	—	—	—	—	—	5,099	—	—	—	—	5,099	—	5,099
Issuance of common stock	—	—	10,102	101	199,932	—	—	—	—	—	200,033	—	200,033
Stock-based compensation expense	—	—	—	—	1,814	—	—	—	—	—	1,814	—	1,814
Common stock issued to board members	—	—	2	—	51	—	—	—	—	—	51	—	51
Dividends on preferred stock	—	—	—	—	—	—	(1,426)	—	—	—	(1,426)	—	(1,426)
Deferred compensation plan	—	—	—	—	—	—	—	1,189	30	(597)	592	—	592
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(264)	(264)
Balance, March 31, 2015	114	$114,068	100,286	$1,003	$1,592,585	$5,750	$67,445	$1,189	30	$(597)	$1,781,443	$876	$1,782,319

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$115,181	$25,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,687	3,242
Depreciation, amortization and accretion, net	(14,486)	(20,615)
Net realized gains on securities	(4,403)	—
Bargain purchase gain	(82,816)	—
Deferred income taxes	(2,545)	4,878
Other, net	(3,813)	1,435
Net change in securities purchased under agreements to resell	(22,486)	—
Net change in assets segregated for regulatory purposes	(20,657)	—
Net change in trading securities	11,632	5,496
Net change in broker-dealer and clearing organization receivables	(1,062,969)	(88,613)
Net change in FDIC Indemnification Asset	23,376	912
Net change in other assets	(34,554)	(458)
Net change in broker-dealer and clearing organization payables	1,039,786	62,842
Net change in other liabilities	(52,528)	(34,759)
Net gains from sales of loans	(120,545)	(79,111)
Loans originated for sale	(2,904,331)	(1,954,133)
Proceeds from loans sold	3,094,705	2,227,917
Net cash provided by (used in) operating activities	(38,766)	154,329

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	6,329	351
Proceeds from sales, maturities and principal reductions of securities available for sale	449,892	31,845
Purchases of securities held to maturity	—	(31,334)
Purchases of securities available for sale	(2,623)	(46,024)
Net change in loans	267,275	(256)
Purchases of premises and equipment and other assets	(5,565)	(8,710)
Proceeds from sales of premises and equipment and other real estate owned	31,818	14,713
Net cash received for Federal Home Loan Bank and Federal Reserve Bank stock	4,044	—
Net cash from acquisition	41,097	—
Net cash provided by (used in) investing activities	792,267	(39,415)

Financing Activities
Net change in deposits	(905,890)	(90,374)
Net change in short-term borrowings	72,540	149,319
Proceeds from notes payable	1,000	—
Payments on notes payable	(23,904)	(862)
Dividends paid on preferred stock	(1,426)	(1,342)
Net cash distributed to noncontrolling interest	(264)	(175)
Other, net	(99)	(93)
Net cash provided by (used in) financing activities	(858,043)	56,473

Net change in cash and cash equivalents	(104,542)	171,387
Cash and cash equivalents, beginning of period	813,075	746,023
Cash and cash equivalents, end of period	$708,533	$917,410

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$14,325	$6,934
Cash paid for income taxes, net of refunds	$45,981	$(1,845)
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$26,211	$25,588
Common stock issued in acquisition	$200,626	$—

See accompanying notes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting and Reporting Policies

Nature of Operations

Hilltop Holdings Inc. (“Hilltop” and, collectively with its subsidiaries, the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. The Company’s primary line of business is to provide business and consumer banking services from offices located throughout Texas through PlainsCapital Bank (the “Bank”). In addition, the Company provides an array of financial products and services through its broker-dealer, mortgage origination and insurance subsidiaries.

The Company provides its products and services through three primary operating subsidiaries, PlainsCapital Corporation (“PlainsCapital”), Hilltop Securities Holdings LLC (“Hilltop Securities”) and National Lloyds Corporation (“NLC”). PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, traditional banking services, wealth and investment management and treasury management primarily in Texas and residential mortgage lending throughout the United States. Hilltop Securities is a holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States. NLC is a property and casualty insurance holding company, headquartered in Waco, Texas, that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

On January 1, 2015, Hilltop completed its acquisition of SWS Group, Inc. (“SWS”) in a stock and cash transaction, whereby SWS merged with and into Hilltop Securities, a wholly owned subsidiary of Hilltop initially formed for the purpose of facilitating this transaction (the “SWS Merger”). SWS’s broker-dealer subsidiaries, Southwest Securities (“Southwest Securities”) and SWS Financial Services, Inc. (“SWS Financial”), became subsidiaries of Hilltop Securities. Immediately following the SWS Merger, SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank, an indirect wholly owned subsidiary of Hilltop. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.1 million, consisting of 10.1 million shares of common stock, $78.2 million in cash and $70.3 million associated with Hilltop’s existing investment in SWS common stock. Additionally, due to appraisal rights proceedings filed in connection with the SWS Merger, the merger consideration is subject to change, and is therefore, preliminary as of the date of this report. Based on preliminary purchase date valuations, the fair value of the assets acquired was $3.3 billion, including $707.5 million in securities, $863.8 million in non-covered loans and $1.2 billion in broker-dealer and clearing organization receivables. The fair value of liabilities assumed was $2.9 billion, consisting primarily of deposits of $1.3 billion and $1.1 billion in broker-dealer and clearing organization payables.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses, the fair values of

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

financial instruments, the amounts receivable under the loss-share agreements with the Federal Deposit Insurance Corporation (the “FDIC”) (“FDIC Indemnification Asset”), reserves for losses and loss adjustment expenses, the mortgage loan indemnification liability, and the potential impairment of assets are particularly subject to change. The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, the SWS Merger purchase date valuations associated with loans, intangibles and taxes are considered preliminary because management’s review and approval of certain key assumptions is not complete.

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation.

Hilltop owns 100% of the outstanding stock of PlainsCapital. PlainsCapital owns 100% of the outstanding stock of the Bank and 100% of the membership interest in PlainsCapital Equity, LLC. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”), PCB-ARC, Inc. and RGV-ARC, Inc. and has a 100% membership interest in PlainsCapital Securities, LLC.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC, the controlling and sole managing member of PrimeLending Ventures, LLC (“Ventures”).

Hilltop has a 100% membership interest in Hilltop Securities, which operates through its wholly-owned subsidiaries, First Southwest Holdings, LLC (“First Southwest”), Southwest Securities and SWS Financial (collectively, the “Hilltop Broker-Dealers”). The principal subsidiaries of First Southwest are First Southwest Company, LLC (“FSC”), a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), and First Southwest Asset Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940. Southwest Securities is a broker-dealer registered with the SEC and FINRA and a member of the NYSE, and SWS Financial is an introducing broker-dealer that is also registered with the SEC and FINRA.

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

2. Acquisition

SWS Merger

On January 1, 2015, Hilltop completed its acquisition of SWS in a stock and cash transaction as discussed in Note 1 to the consolidated financial statements. The operations of SWS are included in the Company’s operating results beginning January 1, 2015. Such operating results include a preliminary bargain purchase gain of $82.8 million and are not indicative of future operating results. SWS’s results of operations prior to the acquisition date are not included in the Company’s consolidated operating results.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The SWS Merger was accounted for using the acquisition method of accounting, and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The components of the consideration paid are shown in the following table (in thousands).

Fair value of preliminary consideration paid:
Common stock issued	$200,626
Cash	78,217
Fair value of Hilltop’s existing investment in SWS	70,282
Total preliminary consideration paid	$349,125

The resulting preliminary fair values of the identifiable assets acquired, and liabilities assumed, of SWS at January 1, 2015 are summarized in the following table (in thousands).

Cash and due from banks	$119,314
Securities purchased under agreements to resell	44,741
Assets segregated for regulatory purposes	181,610
Securities	707,476
Non-covered loans, net	863,819
Broker-dealer and clearing organization receivables	1,221,793
Other assets	159,753
Total identifiable assets acquired	3,298,506

Deposits	(1,287,509)
Broker-dealer and clearing organization payables	(1,109,978)
Short-term borrowings	(164,240)
Securities sold, not yet purchased, at fair value	(140,409)
Notes payable	(76,643)
Other liabilities	(87,786)
Total liabilities assumed	(2,866,565)
Preliminary bargain purchase gain	(82,816)
349,125
Less Hilltop’s existing investment in SWS	(70,282)
Net identifiable assets acquired	$278,843

The preliminary bargain purchase gain represents the excess of the preliminary estimated fair value of the underlying net tangible assets and intangible assets over the preliminary merger consideration. The SWS Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code, therefore no income taxes were recorded in connection with the preliminary bargain purchase gain. The Company used significant estimates and assumptions to value certain identifiable assets acquired and liabilities assumed. Because of management’s review and approval of certain key assumptions not being complete, the purchase date valuations related to loans, intangibles and taxes are considered preliminary and could differ significantly when finalized.  The preliminary bargain purchase gain was primarily driven by the Company’s ability to realize acquired deferred tax assets through its consolidated core earnings and the decline in the price of the Company’s common stock between the date the fixed conversion ratio was agreed upon and the closing date.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Included within the fair value of other assets in the table above are identifiable intangible assets recorded in connection with the SWS Merger. The preliminary allocation to intangible assets is as follows (in thousands).

	Estimated Useful	Gross Intangible
	Life (Years)	Assets
Customer relationships	14	$10,700
Core deposits	4	160
		$10,860

During the three months ended March 31, 2015, transaction and integration related expenses of $10.0 million associated with the SWS Merger are included in noninterest expense within the consolidated statement of operations. Such expenses were for professional services and other incremental employee costs associated with the integration of SWS’s operations. SWS Merger-related transaction expenses during the three months ended March 31, 2014 were nominal.

In connection with the SWS Merger, Hilltop acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses. Acquired loans were segregated between those considered to be purchased credit impaired (“PCI”) loans and those without credit impairment at acquisition. The following table presents details on acquired loans at the acquisition date (in thousands).

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
Commercial and industrial (1)	$447,959	$9,850	$457,809
Real estate	324,477	62,218	386,695
Construction and land development	14,708	1,391	16,099
Consumer	3,216	—	3,216
Total	$790,360	$73,459	$863,819

(1)  Acquired loans include margin loans to customers and correspondents of $269.4 million associated with acquired broker-dealer operations, none of which are PCI loans.

The following table presents information about the PCI loans at acquisition (in thousands).

Contractually required principal and interest payments	$120,078
Nonaccretable difference	32,040
Cash flows expected to be collected	88,038
Accretable difference	14,579
Fair value of loans acquired with a deterioration of credit quality	$73,459

The following table presents information about the acquired loans without credit impairment at acquisition (in thousands).

Contractually required principal and interest payments	$901,672
Contractual cash flows not expected to be collected	39,721
Fair value at acquisition	790,360

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Pro Forma Results of Operations

The results of operations acquired in the SWS Merger have been included in the Company’s consolidated financial results since January 1, 2015. The following table discloses the impact of SWS on the Company’s results of operations. The table presents pro forma results had the SWS Merger taken place on January 1, 2014 and includes the estimated impact of purchase accounting adjustments (in thousands). The purchase accounting adjustments reflect the impact of recording the acquired loans at fair value, including the estimated accretion of the purchase discount on the loan portfolio. Accretion estimates were based on the acquisition date purchase discount on the loan portfolio, as it was not practicable to determine the amount of discount that would have been recorded based on economic conditions that existed on January 1, 2014. The pro forma results do not include any potential operating cost savings as a result of the SWS Merger. Further, certain costs associated with any restructuring or integration activities are also not reflected in the pro forma results. Pro forma results exclude nonrecurring items resulting directly from the SWS Merger and that do not have a continuing impact on results of operations. The pro forma results are not indicative of what would have occurred had the SWS Merger taken place on the indicated date.

Three
Months Ended
March 31, 2014
Net interest income	$99,842
Other revenues	225,315
Net income	24,658

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At March 31, 2015, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.19 billion, and the unpaid principal balance of those loans was $1.14 billion. At December 31, 2014, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.27 billion, and the unpaid principal balance of those loans was $1.22 billion. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

On October 2, 2014, Hilltop exercised its warrant to purchase 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share (the “SWS Warrant”) and paid the aggregate exercise price by the automatic elimination of the $50.0 million aggregate principal amount note due to Hilltop under its credit agreement with SWS. Following the exercise of the SWS Warrant, Hilltop owned approximately 21% of the outstanding shares of SWS common stock as of October 2, 2014. Contemporaneous with the exercise of the SWS Warrant, Hilltop changed the accounting method for its investment in SWS common stock and elected to account for its investment in accordance with the provisions of the Fair Value Option as permitted by GAAP. Hilltop had previously accounted for its investment in SWS common stock as an available for sale security. Under the Fair Value Option, Hilltop’s investment in SWS common stock is recorded at fair value effective October 2, 2014, with changes in fair value being recorded in other noninterest income within the consolidated statement of operations rather than as a component of other comprehensive income. At December 31, 2014, the fair value of Hilltop’s investment in SWS common stock was $70.3 million and is included in other assets within the consolidated balance sheet.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2015	Inputs	Inputs	Inputs	Fair Value
Trading securities	$40	$314,181	$5,932	$320,153
Available for sale securities	14,070	845,142	—	859,212
Loans held for sale	—	1,168,757	19,495	1,188,252
Derivative assets	—	49,649	—	49,649
MSR asset	—	—	31,648	31,648
Trading liabilities	—	139,481	—	139,481
Derivative liabilities	—	22,048	—	22,048

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Level 1	Level 2	Level 3	Total
December 31, 2014	Inputs	Inputs	Inputs	Fair Value
Trading securities	$39	$65,678	$—	$65,717
Available for sale securities	13,762	911,773	—	925,535
Loans held for sale	—	1,263,135	9,017	1,272,152
Derivative assets	—	23,805	—	23,805
MSR asset	—	—	36,155	36,155
Investment in SWS common stock	70,282	—	—	70,282
Trading liabilities	—	48	—	48
Derivative liabilities	—	12,849	—	12,849

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended March 31, 2015
Trading securities	$—	$7,301	$—	$(1,369)	$—	$5,932
Loans held for sale	9,017	11,136	(271)	(387)	—	19,495
Mortgage servicing rights asset	36,155	2,690	—	(7,197)	—	31,648
Total	$45,172	$21,127	$(271)	$(8,953)	$—	$57,075

Three months ended March 31, 2014
Available for sale securities	$60,053	$—	$—	$593	$3,452	$64,098
Loans held for sale	27,729	4,900	(5,594)	(209)	—	26,826
Mortgage servicing rights asset	20,149	7,432	—	2,358	—	29,939
Derivative liabilities	(5,600)	—	—	(350)	—	(5,950)
Total	$102,331	$12,332	$(5,594)	$2,392	$3,452	$114,913

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The available for sale securities noted in the table above reflect Hilltop’s note receivable from SWS and the SWS Warrant. On October 2, 2014, as previously discussed, Hilltop exercised the SWS Warrant in full and paid the aggregate exercise price by the automatic elimination of the $50.0 million aggregate principal amount note due to Hilltop under the credit agreement.

For Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows.

			Range (Weighted-
Financial instrument	Valuation Technique	Unobservable Input	Average)
Trading securities	Discounted cash flow	Discount rate	8 - 17% (10%)

Loans held for sale	Discounted cash flow / Market comparable	Projected price	90 - 94% (93%)

Mortgage servicing rights asset	Discounted cash flow	Constant prepayment rate	14.95%
		Discount rate	10.98%

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Trading securities include corporate debt securities that are valued using a discounted cash flow model with observable market data; however, due to the distressed nature of these bonds, the Company has determined that these securities should be valued as a Level 3 financial instrument.

The MSR asset, which is included in other assets within the Company’s consolidated balance sheets, is valued by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 7 to the consolidated financial statements.

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following table presents the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Losses	Income	Fair Value	Gains	Income	Fair Value
Loans held for sale	$(6,695)	$—	$(6,695)	$4,518	$—	$4,518
Mortgage servicing rights asset	(7,197)	—	(7,197)	2,358	—	2,358

The Company also determines the fair value of certain assets and liabilities on a non-recurring basis. In particular, the fair value of all of the assets acquired and liabilities assumed in the SWS Merger was determined at the acquisition date. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — The Company reports impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. PCI loans with a fair value of $172.9 million, $822.8 million and $73.5 million were acquired by the Company upon completion of the merger with PlainsCapital (the “PlainsCapital Merger”), the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of First National Bank (“FNB”) and the SWS Merger, respectively (collectively, the “Bank Transactions”). Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds on acquired loans accounted for in pools (“Pooled Loans”), and estimated collateral values.

At March 31, 2015, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	47%	60%	52%
Weighted average loss severity rate	50%	39%	37%
Weighted average prepayment speed	0%	4%	0%

The resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 24%, 23% and 19%, respectively.

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

Other Real Estate Owned — The Company reports other real estate owned (“OREO”) at fair value less estimated cost to sell. Any excess of recorded investment over fair value, less cost to sell, is charged against either the allowance for loan losses or the related PCI pool discount when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, downward valuation adjustments are charged against earnings. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At March 31, 2015, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Such discount was 1% per month for estimated holding periods of 6 to 24 months. Level 3 inputs were used to determine the initial fair value at acquisition of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At March 31, 2015 and December 31, 2014, the estimated fair value of covered OREO was $137.7 million and $136.9 million, respectively, and the underlying fair value measurements utilize Level 2 and Level 3 inputs. The fair value of non-covered OREO at March 31, 2015 and December 31, 2014 was $6.3 million and $0.8 million, respectively, and is included in other assets within the consolidated balance sheets.  Level 3 inputs were used to determine the initial fair value at acquisition of properties totaling $5.6 million that were acquired in the SWS Merger.  During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended March 31,
March 31, 2015	Inputs	Inputs	Inputs	Fair Value	2015	2014
Non-covered impaired loans	$—	$—	$23,605	$23,605	$349	$(215)
Covered impaired loans	—	—	68,195	68,195	3,218	(1,691)
Non-covered other real estate owned	—	382	—	382	(28)	(102)
Covered other real estate owned	—	3,443	—	3,443	(950)	(431)

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities is described in detail in Note 3 to the consolidated financial statements included in the Company’s 2014 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2015	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$708,533	$708,533	$—	$—	$708,533
Held to maturity securities	183,792	—	186,032	—	186,032
Loans held for sale	27,056	—	27,056	—	27,056
Non-covered loans, net	4,795,322	—	608,554	4,605,859	5,214,413
Covered loans, net	550,626	—	—	704,848	704,848
Broker-dealer and clearing organization receivables	2,222,517	—	2,222,517	—	2,222,517
FDIC indemnification asset	107,567	—	—	107,567	107,567
Other assets	61,362	—	45,784	15,578	61,362

Financial liabilities:
Deposits	7,129,277	—	7,138,613	—	7,138,613
Broker-dealer and clearing organization payables	1,951,040	—	1,951,040	—	1,951,040
Short-term borrowings	999,476	—	999,476	—	999,476
Debt	175,694	—	169,024	—	169,024
Other liabilities	2,095	—	2,095	—	2,095

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2014	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$813,075	$813,075	$—	$—	$813,075
Held to maturity securities	118,209	—	118,345	—	118,345
Loans held for sale	37,541	—	37,541	—	37,541
Non-covered loans, net	3,883,435	—	378,425	3,528,769	3,907,194
Covered loans, net	638,029	—	—	767,751	767,751
Broker-dealer and clearing organization receivables	167,884	—	167,884	—	167,884
FDIC indemnification asset	130,437	—	—	130,437	130,437
Other assets	59,432	—	43,937	15,495	59,432

Financial liabilities:
Deposits	6,369,892	—	6,365,555	—	6,365,555
Broker-dealer and clearing organization payables	179,042	—	179,042	—	179,042
Short-term borrowings	762,696	—	762,696	—	762,696
Debt	123,696	—	117,028	—	117,028
Other liabilities	2,144	—	2,144	—	2,144

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,386	$400	$(6)	$19,780
U.S. government agencies:
Bonds	463,619	2,164	(1,804)	463,979
Residential mortgage-backed securities	54,374	1,612	(6)	55,980
Collateralized mortgage obligations	79,050	160	(1,515)	77,695
Corporate debt securities	89,076	5,748	(24)	94,800
States and political subdivisions	130,764	2,200	(699)	132,265
Commercial mortgage-backed securities	593	50	—	643
Equity securities	13,568	505	(3)	14,070
Totals	$850,430	$12,839	$(4,057)	$859,212

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,382	$264	$(33)	$19,613
U.S. government agencies:
Bonds	522,008	1,749	(7,516)	516,241
Residential mortgage-backed securities	51,363	1,672	(137)	52,898
Collateralized mortgage obligations	89,291	133	(2,300)	87,124
Corporate debt securities	93,406	5,125	(59)	98,472
States and political subdivisions	135,419	2,083	(717)	136,785
Commercial mortgage-backed securities	593	47	—	640
Equity securities	13,293	469	—	13,762
Totals	$924,755	$11,542	$(10,762)	$925,535

	Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,006	$—	$—	$25,006
U.S. government agencies:
Bonds	22,348	192	—	22,540
Residential mortgage-backed securities	28,907	793	—	29,700
Collateralized mortgage obligations	98,767	1,188	—	99,955
States and political subdivisions	8,764	67	—	8,831
Totals	$183,792	$2,240	$—	$186,032

	Held to Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,008	$—	$(6)	$25,002
U.S. government agencies:
Residential mortgage-backed securities	29,782	528	—	30,310
Collateralized mortgage obligations	57,328	—	(430)	56,898
States and political subdivisions	6,091	47	(3)	6,135
Totals	$118,209	$575	$(439)	$118,345

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	March 31, 2015			December 31, 2014
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. Treasury securities:
Unrealized loss for less than twelve months	3	$3,856	$6	4	$7,703	$27
Unrealized loss for twelve months or longer	—	—	—	1	1,706	6
	3	3,856	6	5	9,409	33
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	11	192,178	920	3	34,847	153
Unrealized loss for twelve months or longer	3	44,460	884	22	373,035	7,363
	14	236,638	1,804	25	407,882	7,516
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	1,055	2	—	—	—
Unrealized loss for twelve months or longer	1	1,984	4	4	11,056	137
	2	3,039	6	4	11,056	137
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	3	3,421	6	3	7,141	40
Unrealized loss for twelve months or longer	7	56,820	1,509	8	61,108	2,260
	10	60,241	1,515	11	68,249	2,300
Corporate debt securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	1	1,973	24	1	1,939	59
	1	1,973	24	1	1,939	59
States and political subdivisions:
Unrealized loss for less than twelve months	9	6,282	39	7	4,432	7
Unrealized loss for twelve months or longer	60	40,631	660	81	54,178	710
	69	46,913	699	88	58,610	717
Equity securities:
Unrealized loss for less than twelve months	1	111	3	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	111	3	—	—	—
Total available for sale:
Unrealized loss for less than twelve months	28	206,903	976	17	54,123	227
Unrealized loss for twelve months or longer	72	145,868	3,081	117	503,022	10,535
	100	$352,771	$4,057	134	$557,145	$10,762

	March 31, 2015			December 31, 2014
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. Treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	1	$25,002	$6
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	1	25,002	6
U.S. government agencies:
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	2	56,898	430
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	2	56,898	430
States and political subdivisions:
Unrealized loss for less than twelve months	—	—	—	4	1,899	3
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	4	1,899	3
Total held to maturity:
Unrealized loss for less than twelve months	—	—	—	7	83,799	439
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	$—	$—	7	$83,799	$439

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2015 and 2014, the Company did not record any other-than-temporary impairments. While all of the investments are monitored for potential other-than-temporary impairment, the Company’s analysis and experience indicate that these available for sale investments generally do not present a significant risk of other-than-temporary-impairment, as fair value should recover over time. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend, nor is it likely that the Company will be required, to sell these securities before the recovery of the cost basis. Therefore, management does not believe any other-than-temporary impairments exist at March 31, 2015.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at March 31, 2015 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$25,350	$25,656	$26,399	$26,403
Due after one year through five years	70,106	73,888	23,657	23,861
Due after five years through ten years	64,290	68,384	1,187	1,191
Due after ten years	543,099	542,896	4,875	4,922
	702,845	710,824	56,118	56,377

Residential mortgage-backed securities	54,374	55,980	28,907	29,700
Collateralized mortgage obligations	79,050	77,695	98,767	99,955
Commercial mortgage-backed securities	593	643	—	—
	$836,862	$845,142	$183,792	$186,032

The Company realized net gains of $3.4 million and $0.6 million from its trading securities portfolio during the three months ended March 31, 2015 and 2014, respectively, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $859.3 million and $895.5 million (with a fair value of $862.7 million and $890.3 million, respectively) at March 31, 2015 and December 31, 2014, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

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

At both March 31, 2015 and December 31, 2014, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.2 million.

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

	March 31,	December 31,
	2015	2014
Commercial and industrial (1)	$2,221,727	$1,758,851
Real estate	2,067,259	1,694,835
Construction and land development	493,293	413,643
Consumer	52,408	53,147
	4,834,687	3,920,476
Allowance for non-covered loan losses	(39,365)	(37,041)
Total non-covered loans, net of allowance	$4,795,322	$3,883,435

(1)  Includes margin loans to customers and correspondents of $608.6 million and $378.4 million atMarch 31, 2015 and December 31, 2014, respectively.

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

In connection with the Bank Transactions, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of the non-covered PCI loans (in thousands).

	March 31,	December 31,
	2015	2014
Carrying amount	$114,868	$48,909
Outstanding balance	151,037	67,740

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$12,814	$17,601
Additions	14,579	—
Reclassifications from (to) nonaccretable difference, net (1)	281	3,475
Disposals of loans	(448)	(603)
Accretion	(2,749)	(2,760)
Balance, end of period	$24,477	$17,713

(1)  Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to nonaccrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $48.5 million and $18.4 million at March 31, 2015 and December 31, 2014, respectively.

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Non-covered impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.

The amounts shown in following tables include loans accounted for on an individual basis, as well as Pooled Loans. For Pooled Loans, the recorded investment with allowance and the related allowance consider impairment measured at the pool level. Non-covered impaired loans are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
March 31, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$75,888	$29,554	$9,934	$39,488	$3,081
Unsecured	3,727	—	—	—	—
Real estate:
Secured by commercial properties	88,406	48,941	14,306	63,247	2,039
Secured by residential properties	27,651	20,233	1,203	21,436	92
Construction and land development:
Residential construction loans	400	233	—	233	—
Commercial construction loans and land development	16,205	8,153	2,101	10,254	134
Consumer	5,215	97	1,452	1,549	45
	$217,492	$107,211	$28,996	$136,207	$5,391

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$51,036	$14,096	$11,783	$25,879	$3,341
Unsecured	4,120	92	68	160	—
Real estate:
Secured by commercial properties	29,865	7,243	15,536	22,779	1,878
Secured by residential properties	4,701	1,583	1,390	2,973	85
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	16,108	8,062	1,819	9,881	154
Consumer	5,785	171	1,967	2,138	282
	$111,615	$31,247	$32,563	$63,810	$5,740

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended March 31,
	2015	2014
Commercial and industrial:
Secured	$32,684	$33,997
Unsecured	80	1,335
Real estate:
Secured by commercial properties	43,013	32,874
Secured by residential properties	12,205	2,852
Construction and land development:
Residential construction loans	117	—
Commercial construction loans and land development	10,068	17,718
Consumer	1,844	4,120
	$100,011	$92,896

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	March 31,	December 31,
	2015	2014
Commercial and industrial:
Secured	$23,141	$16,488
Unsecured	81	160
Real estate:
Secured by commercial properties	420	438
Secured by residential properties	693	1,253
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	726	703
Consumer	—	—
	$25,061	$19,042

At March 31, 2015 and December 31, 2014, non-covered non-accrual loans included non-covered PCI loans of $6.1 million and $6.6 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $1.4 million and $3.0 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at March 31, 2015 and December 31, 2014, respectively.

Interest income including recoveries and cash payments recorded on non-covered impaired loans was $0.6 million and $1.4 million during the three months ended March 31, 2015 and 2014, respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The outstanding balance of TDRs granted in the three months ended March 31, 2015 and 2014, respectively, is shown in the following tables (in thousands). At March 31, 2015 and December 31, 2014, the Bank had $0.6 million and $0.5 million in unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three Months Ended March 31, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	75	75
Consumer	—	—	—	—
	$—	$—	$75	$75

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three Months Ended March 31, 2014	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	345	345
Secured by residential properties	—	—	258	258
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	142	142
Consumer	—	—	—	—
	$—	$—	$745	$745

There were no TDRs granted in the three months ended March 31, 2015 and 2014, for which a payment was at least 30 days past due in the three months ended March 31, 2015 and 2014, respectively.

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
								(Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
March 31, 2015	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$2,451	$7,216	$9,449	$19,116	$2,073,061	$19,903	$2,112,080	$—
Unsecured	285	—	—	285	109,362	—	109,647	—
Real estate:
Secured by commercial properties	346	—	—	346	1,306,125	62,827	1,369,298	—
Secured by residential properties	955	147	—	1,102	676,031	20,828	697,961	—
Construction and land development:
Residential construction loans	297	—	—	297	74,601	233	75,131	—
Commercial construction loans and land development	13,335	—	600	13,935	394,699	9,528	418,162	—
Consumer	356	19	—	375	50,484	1,549	52,408	—
	$18,025	$7,382	$10,049	$35,456	$4,684,363	$114,868	$4,834,687	$—

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

In addition to the non-covered loans shown in the table above, $24.2 million and $19.2 million of loans included in loans held for sale were 90 days past due and accruing interest at March 31, 2015 and December 31, 2014, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

March 31, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$2,029,291	$878	$62,008	$19,903	$2,112,080
Unsecured	109,555	—	92	—	109,647
Real estate:
Secured by commercial properties	1,284,575	702	21,194	62,827	1,369,298
Secured by residential properties	672,096	1,353	3,684	20,828	697,961
Construction and land development:
Residential construction loans	74,898	—	—	233	75,131
Commercial construction loans and land development	407,387	—	1,247	9,528	418,162
Consumer	50,822	—	37	1,549	52,408
	$4,628,624	$2,933	$88,262	$114,868	$4,834,687

December 31, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,566,208	$1,105	$67,746	$13,374	$1,648,433
Unsecured	110,256	—	94	68	110,418
Real estate:
Secured by commercial properties	1,151,454	712	21,405	22,341	1,195,912
Secured by residential properties	492,549	—	4,564	1,810	498,923
Construction and land development:
Residential construction loans	65,046	—	—	—	65,046
Commercial construction loans and land development	338,078	—	1,341	9,178	348,597
Consumer	50,968	—	41	2,138	53,147
	$3,774,559	$1,817	$95,191	$48,909	$3,920,476

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans.

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. Estimated credit losses are the probable current amount of loans that the Company will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan or portion thereof is uncollectible, the loan, or portion thereof, is charged off against the allowance for loan losses, or for acquired loans accounted for in pools, charged against the pool discount. Recoveries on charge-offs of loans acquired in the Bank Transactions that occurred prior to their acquisition represent contractual cash flows not expected to be collected and are recorded as accretion income. Recoveries on acquired loans charged-off subsequent to their acquisition are credited to the allowance for loan loss, except for recoveries on loans accounted for in pools, which are credited to the pool discount. The Bank’s loan portfolio is designated into two populations: acquired loans and originated loans. The allowance for loan losses is calculated separately for acquired and originated loans.

PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in each of the FNB Transaction and SWS Merger are accounted for both in pools and at the individual loan level. Cash flows expected to be collected are recast quarterly for each loan or pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions (similar to those used for the initial fair value estimate). Management judgment must be applied in developing these assumptions. If expected cash flows for a loan or pool decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan or pool increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The allowance for both originated and acquired loans is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended March 31, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$18,999	$11,131	$6,450	$461	$37,041
Provision charged to (recapture from) operations	1,871	1,807	(608)	(276)	2,794
Loans charged off	(942)	(278)	—	(34)	(1,254)
Recoveries on charged off loans	715	44	—	25	784
Balance, end of period	$20,643	$12,704	$5,842	$176	$39,365

	Commercial and		Construction and
Three Months Ended March 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$16,865	$8,331	$7,957	$88	$33,241
Provision charged to (recapture from) operations	(57)	1,319	17	109	1,388
Loans charged off	(807)	—	—	(74)	(881)
Recoveries on charged off loans	725	32	122	18	897
Balance, end of period	$16,726	$9,682	$8,096	$141	$34,645

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$17,785	$106	$525	$—	$18,416
Loans collectively evaluated for impairment	2,184,039	1,983,498	483,007	50,859	4,701,403
PCI Loans	19,903	83,655	9,761	1,549	114,868
	$2,221,727	$2,067,259	$493,293	$52,408	$4,834,687

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$11,842	$1,420	$703	$—	$13,965
Loans collectively evaluated for impairment	1,733,567	1,669,264	403,762	51,009	3,857,602
PCI Loans	13,442	24,151	9,178	2,138	48,909
	$1,758,851	$1,694,835	$413,643	$53,147	$3,920,476

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$457	$—	$—	$—	$457
Loans collectively evaluated for impairment	17,562	10,573	5,708	131	33,974
PCI Loans	2,624	2,131	134	45	4,934
	$20,643	$12,704	$5,842	$176	$39,365

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	15,658	9,168	6,296	179	31,301
PCI Loans	2,920	1,963	154	282	5,319
	$18,999	$11,131	$6,450	$461	$37,041

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Covered Assets and Indemnification Asset

The Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of FNB in an FDIC-assisted transaction on September 13, 2013, the FNB Transaction. As part of the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements covering future losses incurred on certain acquired loans and OREO. The Company refers to acquired commercial and single family residential loan portfolios and OREO that are subject to the loss-share agreements as “covered loans” and “covered OREO”, respectively, and these assets are presented as separate line items in the Company’s consolidated balance sheets. Collectively, covered loans and covered OREO are referred to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from September 13, 2013 (the “Bank Closing Date”), and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. The asset arising from the loss-share agreements, referred to as the “FDIC Indemnification Asset,” is measured separately from the covered loan portfolio because the agreements are not contractually embedded in the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	March 31,	December 31,
	2015	2014
Commercial and industrial	$22,349	$30,780
Real estate	478,040	552,850
Construction and land development	51,625	59,010
Consumer	—	—
Total covered loans	552,014	642,640
Allowance for covered loans	(1,388)	(4,611)
Total covered loans, net of allowance	$550,626	$638,029

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	March 31,	December 31,
	2015	2014
Carrying amount	$360,095	$435,388
Outstanding balance	599,104	685,393

Changes in the accretable yield for the covered PCI loans were as follows (in thousands).

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$193,493	$156,548
Additions	—	—
Reclassifications from (to) nonaccretable difference, net (1)	16,263	30,710
Transfer of loans to covered OREO (2)	1,172	5,261
Accretion	(16,931)	(16,050)
Balance, end of period	$193,997	$176,469

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

The remaining nonaccretable difference for covered PCI loans was $332.5 million and $382.5 million at March 31, 2015 and December 31, 2014, respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Covered impaired loans are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
March 31, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$23,821	$6,398	$5,870	$12,268	$324
Unsecured	13,217	1,693	3,204	4,897	—
Real estate:
Secured by commercial properties	335,149	119,551	59,208	178,759	906
Secured by residential properties	219,650	127,424	415	127,839	1
Construction and land development:
Residential construction loans	2,321	1,013	287	1,300	85
Commercial construction loans and land development	85,813	38,554	527	39,081	—
Consumer	—	—	—	—	—
	$679,971	$294,633	$69,511	$364,144	$1,316

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$26,447	$7,436	$6,636	$14,072	$265
Unsecured	14,111	2,107	4,697	6,804	882
Real estate:
Secured by commercial properties	387,302	193,111	35,142	228,253	2,381
Secured by residential properties	235,505	129,571	12,918	142,489	937
Construction and land development:
Residential construction loans	2,749	1,018	354	1,372	69
Commercial construction loans and land development	94,949	45,646	—	45,646	—
Consumer	—	—	—	—	—
	$761,063	$378,889	$59,747	$438,636	$4,534

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended March 31,
	2015	2014
Commercial and industrial:
Secured	$13,170	$25,381
Unsecured	5,851	9,429
Real estate:
Secured by commercial properties	203,506	352,334
Secured by residential properties	135,164	193,681
Construction and land development:
Residential construction loans	1,336	3,534
Commercial construction loans and land development	42,364	106,183
Consumer	—	—
	$401,391	$690,542

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	March 31,	December 31,
	2015	2014
Commercial and industrial:
Secured	$585	$442
Unsecured	—	883
Real estate:
Secured by commercial properties	11,504	30,823
Secured by residential properties	1,620	1,046
Construction and land development:
Residential construction loans	1,013	1,018
Commercial construction loans and land development	27	11
Consumer	—	—
	$14,749	$34,223

At March 31, 2015 and December 31, 2014, covered non-accrual loans included covered PCI loans of $11.0 million and $31.2 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income recorded on covered accruing impaired loans and on covered non-accrual loans during the three months ended March 31, 2015 and 2014 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. The outstanding balance of TDRs granted in the three months ended March 31, 2015 is shown in the following table (in thousands). Pooled Loans are not in the scope of the disclosure requirements for TDRs. There were no TDRs granted during the period from September 14, 2013 through March 31, 2014. At March 31, 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three Months Ended March 31, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	573	573
Secured by residential properties	—	—	280	280
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$853	$853

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents information regarding TDRs granted in the three months ended March 31, 2015 for which a payment was at least 30 days past due in the three months ended March 31, 2015 (dollars in thousands).

	Number of	Recorded
	Loans	Investment
Commercial and industrial:
Secured	—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	—	—
Secured by residential properties	1	280
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
Consumer	—	—
	1	$280

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
								(Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
March 31, 2015	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$9	$—	$592	$601	$4,458	$11,683	$16,742	$7
Unsecured	—	—	8	8	702	4,897	5,607	8
Real estate:
Secured by commercial properties	—	—	209	209	37,950	178,288	216,447	105
Secured by residential properties	3,010	416	724	4,150	131,557	125,886	261,593	—
Construction and land development:
Residential construction loans	—	121	892	1,013	267	287	1,567	—
Commercial construction loans and land development	22	—	8	30	10,974	39,054	50,058	—
Consumer	—	—	—	—	—	—	—	—
	$3,041	$537	$2,433	$6,011	$185,908	$360,095	$552,014	$120

								Accruing Loans
								(Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2014	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$454	$454	$8,681	$13,630	$22,765	$11
Unsecured	10	—	—	10	1,200	6,805	8,015	—
Real estate:
Secured by commercial properties	876	—	105	981	41,576	227,772	270,329	—
Secured by residential properties	3,089	493	405	3,987	137,342	141,192	282,521	48
Construction and land development:
Residential construction loans	—	—	896	896	390	354	1,640	—
Commercial construction loans and land development	39	25	8	72	11,663	45,635	57,370	8
Consumer	—	—	—	—	—	—	—	—
	$4,014	$518	$1,868	$6,400	$200,852	$435,388	$642,640	$67

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

March 31, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$3,500	$—	$1,559	$11,683	$16,742
Unsecured	702	—	8	4,897	5,607
Real estate:
Secured by commercial properties	32,228	—	5,931	178,288	216,447
Secured by residential properties	128,453	—	7,254	125,886	261,593
Construction and land development:
Residential construction loans	267	—	1,013	287	1,567
Commercial construction loans and land development	8,778	—	2,226	39,054	50,058
Consumer	—	—	—	—	—
	$173,928	$—	$17,991	$360,095	$552,014

December 31, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$7,712	$—	$1,423	$13,630	$22,765
Unsecured	1,210	—	—	6,805	8,015
Real estate:
Secured by commercial properties	35,973	—	6,584	227,772	270,329
Secured by residential properties	133,756	—	7,573	141,192	282,521
Construction and land development:
Residential construction loans	268	—	1,018	354	1,640
Commercial construction loans and land development	9,501	—	2,234	45,635	57,370
Consumer	—	—	—	—	—
	$188,420	$—	$18,832	$435,388	$642,640

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

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended March 31, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,193	$3,334	$84	$—	$4,611
Provision charged to (recapture from) operations	71	(192)	14	—	(107)
Loans charged off	(900)	(2,215)	(1)	—	(3,116)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$364	$927	$97	$—	$1,388

	Commercial and		Construction and
Three Months Ended March 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,053	$8	$—	$—	$1,061
Provision charged to (recapture from) operations	(30)	1,732	152	—	1,854
Loans charged off	(91)	(44)	(115)	—	(250)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$932	$1,696	$37	$—	$2,665

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$510	$—	$801	$—	$1,311
Loans collectively evaluated for impairment	5,259	173,866	11,483	—	190,608
PCI Loans	16,580	304,174	39,341	—	360,095
	$22,349	$478,040	$51,625	$—	$552,014

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$801	$—	$801
Loans collectively evaluated for impairment	10,345	183,886	12,220	—	206,451
PCI Loans	20,435	368,964	45,989	—	435,388
	$30,780	$552,850	$59,010	$—	$642,640

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	40	20	12	—	72
PCI Loans	324	907	85	—	1,316
	$364	$927	$97	$—	$1,388

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	46	16	15	—	77
PCI Loans	1,147	3,318	69	—	4,534
	$1,193	$3,334	$84	$—	$4,611

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$136,945	$142,833
Additions to covered OREO	24,042	23,190
Dispositions of covered OREO	(22,334)	(13,282)
Valuation adjustments in the period	(950)	(431)
Balance, end of period	$137,703	$152,310

During the three months ended March 31, 2015 and 2014, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

These additional downward valuation adjustments reflect changes to the assumptions regarding the fair value of the OREO, including in some cases the intended use of the OREO due to the availability of more information as well as the passage of time. The process of determining fair value is subjective in nature and requires the use of significant estimates and assumptions. Although the Bank makes market-based assumptions when valuing acquired assets, new information may come

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

to light that causes estimates to increase or decrease. When the Bank determines, based on subsequent information, that its estimates require adjustment, the Bank records the adjustment. The accounting for such adjustments requires that the decreases to fair value be recorded at the time such new information is received, while increases to fair value are recorded when the asset is subsequently sold. All of the impairments recorded during the three months ended March 31, 2015 and 2014 related to covered assets subject to the loss-share agreements with the FDIC.

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$130,437	$188,291
FDIC Indemnification Asset accretion (amortization)	506	1,357
Transfers to due from FDIC and other	(23,376)	(912)
Balance, end of period	$107,567	$188,736

As of March 31, 2015, the Bank had billed and collected $83.8 million from the FDIC, which represented reimbursable covered losses and expenses through December 31, 2014.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$36,155	$20,149
Additions	2,690	7,432
Sales	—	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(5,044)	2,764
Due to customer payments	(2,153)	(406)
Balance, end of period	$31,648	$29,939

	March 31,	December 31,
	2015	2014
Mortgage loans serviced for others	$3,615,198	$3,645,220
MSR as a percentage of serviced mortgage loans	0.88%	0.99%

(1) Primarily represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	March 31,	December 31,
	2015	2014
Weighted average constant prepayment rate	14.95%	12.17%
Weighted average discount rate	10.98%	11.01%
Weighted average life (in years)	5.4	6.3

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A sensitivity analysis of the fair value of the Company’s MSR assets to certain key assumptions is presented in the following table (in thousands).

	March 31,	December 31,
	2015	2014
Constant prepayment rate:
Impact of 10% adverse change	$(1,763)	$(1,648)
Impact of 20% adverse change	(3,384)	(3,169)
Discount rate:
Impact of 100 basis point adverse change	(1,173)	(1,431)
Impact of 200 basis point adverse change	(2,261)	(2,753)

This sensitivity analysis presents the effect of hypothetical changes in key assumptions on the fair value of the MSR asset. The effect of such hypothetical change in assumptions generally cannot be extrapolated because the relationship of the change in one key assumption to the change in the fair value of the MSR asset is not linear. In addition, in the analysis, the impact of an adverse change in one key assumption is calculated independent of any impact on other assumptions. In reality, changes in one assumption may change another assumption.

Contractually specified servicing fees, late fees and ancillary fees earned of $4.2 million and $2.2 million during the three months ended March 31, 2015 and 2014, respectively, were included in other noninterest income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2015	2014
Noninterest-bearing demand	$2,259,790	$2,076,385
Interest-bearing:
NOW accounts	1,140,704	1,242,110
Money market	1,190,287	861,851
Brokered - money market	79,479	79,937
Demand	525,442	136,886
Savings	344,919	299,051
Time	1,510,516	1,575,910
Brokered - time	78,140	97,762
	$7,129,277	$6,369,892

The significant increase in deposits at March 31, 2015 as compared to December 31, 2014 was primarily due to the inclusion of those deposits assumed in the SWS Merger.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2015	2014
Federal funds purchased	$140,600	$128,100
Securities sold under agreements to repurchase	374,176	136,396
Federal Home Loan Bank notes	225,000	375,000
Short-term bank loans	259,700	123,200
	$999,476	$762,696

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand, or on some other short-term basis. The Bank and the Hilltop Broker-Dealers execute transactions to sell securities under agreements to repurchase with both customers and broker-dealers. Securities involved in these transactions are held by the Bank, the Hilltop Broker-Dealers or the dealer.

Information concerning federal funds purchased and securities sold under agreements to repurchase is shown in the following tables (dollars in thousands).

	Three Months Ended March 31,
	2015	2014
Average balance during the period	$361,600	$343,233
Average interest rate during the period	0.25%	0.18%

	March 31,	December 31,
	2015	2014
Average interest rate at end of period	0.26%	0.15%
Securities underlying the agreements at end of period:
Carrying value	$379,985	$166,734
Estimated fair value	$379,802	$163,852

Federal Home Loan Bank (“FHLB”) short-term notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following tables (dollars in thousands).

	Three Months Ended March 31,
	2015	2014
Average balance during the period	$235,111	$8
Average interest rate during the period	0.22%	0.13%

	March 31,	December 31,
	2015	2014
Average interest rate at end of period	0.22%	0.16%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at March 31, 2015 and December 31, 2014 was 1.11% and 1.07%, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rate was 11.8% and 36.2% during the three months ended March 31, 2015 and 2014, respectively. The decrease in the Company’s effective tax rate during 2015 was primarily due to no income taxes being recorded in connection with the preliminary bargain purchase gain of $82.8 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, the Company recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability booked during 2014 associated with the difference between book and tax basis on Hilltop’s investment in SWS common stock prior to the SWS Merger.

At March 31, 2015 and December 31, 2014, the Company had net operating loss carryforwards for Federal income tax purposes of $93.2 million and $45.5 million, respectively. This increase in net operating loss carryforwards was a result of the SWS Merger. The net operating loss carryforwards are subject to either separate return year limitations or annual limitations on their usage because of the ownership change. These net operating loss carry-forwards expire in 2023 and later years. The Company expects to realize its current deferred tax asset for these net operating loss carryforwards through the implementation of certain tax planning strategies, core earnings, and reversal of timing differences. The Company has a valuation allowance recorded of $4.1 million at March 31, 2015 against its gross deferred tax asset for capital loss carryforwards. This increase in the valuation allowance of $2.2 million from December 31, 2014 was a result of the SWS Merger. The amount of the deferred tax asset considered realizable, however, could increase during the carryforward period if unexpected capital gains are recognized. The Company has no valuation allowance on the remainder of its deferred tax assets at March 31, 2015 or December 31, 2014.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. At March 31, 2015, the total amount of gross unrecognized tax benefits was $1.1 million, of which $0.7 million if recognized, would favorably impact the Company’s effective tax rate. The Company does not anticipate a significant change in the unrecognized tax benefits within the next twelve months.

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

11. Employee Benefits

Deferred Compensation Plan

As a result of the SWS Merger, the Company assumed a deferred compensation plan offered by the former SWS (the “SWS Plan”) that allows former SWS eligible officers and employees to defer a portion of their bonus compensation and commissions. The SWS Plan matched 15% of the deferrals made by participants up to a predetermined limit through matching contributions that vest ratably over four years. Pursuant to the terms of the SWS Plan, the trustee periodically purchased the former SWS common stock in the open market. As a result of the SWS Merger, the former SWS common shares were converted into Hilltop common stock based on the terms of the merger agreement. No further contributions can be made to this plan.

The assets of the SWS Plan are held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets are consolidated with those of the Company. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet at March 31, 2015. Investments in Hilltop common stock, which are carried at cost and accounted for in a manner

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

similar to treasury stock, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net, respectively, at March 31, 2015.

12. Commitments and Contingencies

Legal Matters

The Company is subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. The Company evaluates these contingencies based on information currently available, including advice of counsel. The Company establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. Some of the Company’s exposure with respect to loss contingencies may be offset by applicable insurance coverage. In determining the amounts of any accruals or estimates of possible loss contingencies, the Company does not take into account the availability of insurance coverage, other than that provided by reinsurers in the insurance segment. When it is practicable, the Company estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. When the Company is able to estimate such possible losses, and when it estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, the Company is required to make a disclosure of the aggregate estimation. As available information changes, however, the matters for which the Company is able to estimate, as well as the estimates themselves will be adjusted, accordingly.

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

Each of Hilltop, Hilltop Securities (a wholly owned subsidiary of Hilltop), SWS and the individual members of the board of directors of SWS have been named as defendants in two purported stockholder class action lawsuits arising out of the merger. Both lawsuits were filed in Delaware Chancery Court (Joseph Arceri v. SWS Group, Inc. et al and Chaile Steinberg v. SWS Group, Inc. et al filed April 8, 2014 and April 11, 2014, respectively). On May 13, 2014, the Delaware Chancery Court consolidated the two actions (the “Consolidated Action”) for all purposes. On June 10, 2014, plaintiffs filed a consolidated amended complaint. The complaint generally alleges, among other things, that the SWS board of directors breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the merger, that the SWS board of directors labored under conflicts of interest, that certain provisions of the merger agreement unduly restrict SWS’s ability to negotiate with other potential bidders, and that the other defendants aided and abetted the SWS board of director’s breaches of fiduciary duty. The complaint further alleges, among other things, that the proxy statement/prospectus filed by Hilltop on May 29, 2014 omits or misstates certain material information. The complaints seek relief that includes, among other things, an injunction prohibiting the consummation of the merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and the payment of plaintiffs’ attorneys’ fees and costs.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Following completion of Hilltop’s acquisition of SWS, several purported holders of shares of SWS common stock, representing a total of approximately 8.43 million shares of common stock of SWS, filed petitions in the Court of Chancery of the State of Delaware seeking appraisal for their shares pursuant to Section 262 of the Delaware General Corporation Law. The actions are captioned as follows:  Highland Select Equity Master Fund, L.P. et al. v. SWS Group, Inc. et al., C.A. No. 10554-VCG; Lone Star Value Investors, LP et al. v. SWS Group, Inc. et al., C.A. No. 10572-VCG; and Merlin Partners, LP et al. v. SWS Group, Inc. et al., C.A. No. 10578-VCG. The Company believes these claims are without merit and intends to vigorously defend these actions.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

At March 31, 2015 and December 31, 2014, the mortgage origination segment’s indemnification liability reserve totaled $17.3 million and $17.6 million, respectively. The provision for indemnification losses was $0.8 million and $0.6 million during the three months ended March 31, 2015 and 2014, respectively.

The following tables provide for a roll-forward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims Activity - Origination Loan Balance
	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$53,906	$51,912
Claims made	37,323	10,044
Claims resolved with no payment	(11,687)	(4,458)
Repurchases	(5,239)	(4,878)
Indemnification payments	(203)	(691)
Balance, end of period	$74,100	$51,929

	Indemnification Liability Reserve Activity
	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$17,619	$21,121
Additions for new sales	844	560
Repurchases	(498)	(504)
Early payment defaults	(10)	(21)
Indemnification payments	(162)	(181)
Change in estimate	(451)	—
Balance, end of period	$17,342	$20,975

	March 31,	December 31,
	2015	2014
Reserve for Indemnification Liability:
Specific claims	$7,783	$7,912
Incurred but not reported claims	9,559	9,707
Total	$17,342	$17,619

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. As of March 31, 2015, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the FDIC Indemnification Asset. As of March 31, 2015, the Bank had billed $104.7 million of covered net losses to the FDIC, of which 80%, or $83.8 million, were reimbursable under the loss-share agreements. As of March 31, 2015, the Bank had received aggregate reimbursements of $83.8 million from the FDIC.

13. Financial Instruments with Off-Balance Sheet Risk

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.6 billion at March 31, 2015 and outstanding financial and performance standby letters of credit of $43.0 million at March 31, 2015.

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

In the normal course of business, the Hilltop Broker-Dealers execute, settle, and finance various securities transactions that may expose the Hilltop Broker-Dealers to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the accounts of the Hilltop Broker-Dealers, use of derivatives to support certain non-profit housing organization clients, clearing agreements between the Hilltop Broker-Dealers and various clearinghouses and broker-dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

14. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At March 31, 2015, 2,840,783 shares of common stock remained available for issuance pursuant to the 2012 Plan.

During the three months ended March 31, 2015, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 193,770 restricted stock units (“RSUs”) pursuant to the 2012 Plan. At March 31, 2015, 97,932 of these RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 95,838 of these RSUs vest based upon the achievement of certain performance goals over a three-year period. These RSUs are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The weighted average grant date fair value related to these RSUs was $18.68 per share. At March 31, 2015, unrecognized compensation expense related to these RSUs was $3.5 million, which will be amortized through February 2018. The RSUs are not transferable, and the shares of common stock issuable upon conversion of vested RSUs are generally subject to transfer restrictions for a period of one year following conversion, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

Prior to the completion of the SWS Merger and in accordance with the SWS merger agreement, on August 20, 2014, SWS granted restricted shares of common stock (“Restricted Stock Awards”) to certain of its executive officers and key employees. On January 1, 2015, the effective time of the SWS Merger, the Restricted Stock Awards converted into the right to receive an aggregate of 62,994 restricted shares of Company common stock based on the value of the merger consideration, and their vesting schedule did not accelerate. These Restricted Stock Awards generally vest in three equal installments beginning on August 20, 2015, and are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The fair value of these Restricted Stock Awards at the time of conversion was $19.95 per share. At March 31, 2015, unrecognized compensation expense related to these Restricted Stock Awards was $0.7 million, which will be amortized through August 2017. The award agreements governing these Restricted Stock Awards provide for accelerated vesting under certain conditions.

During 2014 and 2013, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 444,175 and 471,000 RSUs, respectively, pursuant to the 2012 Plan, of which 428,258 and 451,000, respectively, remained outstanding at March 31, 2015. At March 31, 2015, unrecognized compensation expense related to these awards was $9.1 million, which will be amortized through December 2017. The award agreements governing these awards provide for accelerated vesting under certain conditions.

Compensation expense related to the plans was $1.8 million and $0.7 million during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, Hilltop granted 2,545 and 2,303 shares of common stock to independent members of the Company’s Board of Directors for services rendered to the Company pursuant to the 2012 Plan.

15. Regulatory Matters

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

and certain off-balance sheet items as calculated under regulatory accounting practices. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

On January 1, 2015, the new comprehensive capital framework (“Basel III”) for U.S. banking organizations became effective for the Bank and Hilltop for reporting periods beginning after January 1, 2015 (subject to a phase-in period through January 2019). Under Basel III, total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital is further composed of common equity Tier 1 capital and additional Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital.

Quantitative measures established by regulation to ensure capital adequacy require the companies to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2015, under guidance issued by the Board of Governors of the Federal Reserve System.

The following table shows the Bank’s and Hilltop’s consolidated actual capital amounts and ratios compared to the regulatory minimum capital requirements and the Bank’s regulatory minimum capital requirements needed to qualify as a “well-capitalized” institution in accordance with Basel III as measured at March 31, 2015 and applicable regulatory guidelines at December 31, 2014 (dollars in thousands).

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets):
Bank	$945,922	11.34%	$333,675	4.0%	$417,094	5.0%
Hilltop	1,556,506	12.68%	491,149	4.0%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets):
Bank	945,922	16.46%	$258,619	4.5%	$373,561	6.5%
Hilltop	1,386,467	18.05%	345,650	4.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	945,922	16.46%	344,826	6.0%	459,767	8.0%
Hilltop	1,556,506	20.26%	460,866	6.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	987,755	17.19%	459,767	8.0%	574,709	10.0%
Hilltop	1,598,829	20.82%	614,488	8.0%	N/A	N/A

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital (to average assets):
Bank	$845,656	10.31%	$328,025	4.0%	$410,031	5.0%
Hilltop	1,231,724	14.17%	347,619	4.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	845,656	13.74%	246,099	4.0%	369,148	6.0%
Hilltop	1,231,724	19.02%	259,078	4.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	888,744	14.45%	492,198	8.0%	615,247	10.0%
Hilltop	1,275,023	19.69%	518,157	8.0%	N/A	N/A

To be considered “adequately capitalized” (as defined) under regulatory requirements, the Bank must maintain minimum Tier 1 capital to total average assets of 4%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets ratios of 6% (an increase from 4% prior to January 1, 2015), and a total capital to risk-weighted assets ratio of 8%. Based on the actual capital amounts and ratios shown in the previous table, the Bank’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

Broker-Dealer

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), FSC and Southwest Securities have each elected to determine their respective net capital requirements using the alternative method. Accordingly, FSC and Southwest Securities are required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 and 1,000,000, respectively, or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items. SWS Financial follows the primary (aggregate indebtedness) method, as defined in Rule 15c3-1 promulgated under the Exchange Act, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness.

At March 31, 2015, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Southwest	SWS
	FSC	Securities	Financial

Net capital	$66,844	$164,058	$1,055
Less required net capital	5,353	6,343	250
Excess net capital	$61,491	$157,715	$805

Net capital as a percentage of aggregate debit items	25.0%	51.73%
Net capital in excess of 5% aggregate debit items	$53,461	$148,200

Under certain conditions, the Hilltop Broker-Dealers may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. The Hilltop Broker-Dealers were required to segregate $278.3 million and $76.0 million in cash and securities at March 31, 2015 and December 31, 2014, respectively.

The Hilltop Broker-Dealers were not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2015 and December 31, 2014.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”) and the GNMA. On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of March 31, 2015, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

Insurance

The statutory financial statements of the Company’s insurance subsidiaries, which are domiciled in the State of Texas, are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas has adopted the statutory accounting practices of the National Association of Insurance Commissioners (“NAIC”) as the basis of its statutory accounting practices with certain differences that are not significant to the insurance company subsidiaries’ statutory equity.

A summary of statutory capital and surplus and statutory net income of each insurance subsidiary is as follows (in thousands).

	March 31,	December 31,
	2015	2014
Capital and surplus:
National Lloyds Insurance Company	$117,614	$113,023
American Summit Insurance Company	29,983	28,964

	Three Months Ended March 31,
	2015	2014
Statutory net income:
National Lloyds Insurance Company	$4,759	$5,986
American Summit Insurance Company	909	1,131

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2015, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2015, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, and interest rate swaps and swaptions are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments increased $18.9 million during the three months ended March 31, 2015, compared with a decrease of $1.6 million during the three months ended March 31, 2014. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ derivative instruments are recorded in other assets or other liabilities, as appropriate, and the fair values of the Hilltop Broker-Dealers’ derivatives increased $8.6 million and $2.8 million during the three months ended March 31, 2015 and 2014, respectively. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	March 31, 2015		December 31, 2014
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,282,637	$35,106	$621,216	$17,057
Commitments to purchase MBSs	2,951,103	12,596	510,553	6,040
Commitments to sell MBSs	4,929,365	(20,667)	1,968,768	(12,566)
Interest rate swaps and swaptions	102,110	566	83,000	425

PrimeLending has advanced cash collateral totaling $8.8 million and $6.6 million to offset net liability derivative positions on its commitments to sell MBSs at March 31, 2015 and December 31, 2014, respectively. In addition, PrimeLending has advanced cash collateral totaling $3.6 million and $3.3 million in initial margin on its interest rate swaps and swaptions at March 31, 2015 and December 31, 2014, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2015
Securities borrowed:
Institutional counterparties	$1,990,598	$—	$1,990,598	$(1,990,598)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	1,454	—	1,454	—	—	1,454

Reverse repurchase agreements:
Institutional counterparties	67,227	—	67,227	(67,132)	—	95

Forward MBS derivatives:
Institutional counterparties	6,239	—	6,239	(6,239)	—	—
	$2,065,518	$—	$2,065,518	$(2,063,969)	$—	$1,549

December 31, 2014
Securities borrowed:
Institutional counterparties	$152,899	$—	$152,899	$(152,899)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	425	—	425	—	—	425

Forward MBS derivatives:
Institutional counterparties	41	—	41	—	—	41
	$153,365	$—	$153,365	$(152,899)	$—	$466

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2015
Securities loaned:
Institutional counterparties	$1,853,366	$—	$1,853,366	$(1,853,366)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	888	—	888	(1,564)	—	(676)

Repurchase agreements:
Institutional counterparties	241,822	—	241,822	(241,822)	—	—
Customer counterparties	132,355	—	132,355	(132,355)	—	—

Forward MBS derivatives:
Institutional counterparties	21,149	(482)	20,667	(6,239)	(6,573)	7,855
	$2,249,580	$(482)	$2,249,098	$(2,235,346)	$(6,573)	$7,179

December 31, 2014
Securities loaned:
Institutional counterparties	$117,822	$—	$117,822	$(117,822)	$—	$—

Repurchase agreements:
Customer counterparties	136,396	—	136,396	(136,396)	—	—

Forward MBS derivatives:
Institutional counterparties	12,829	(223)	12,606	—	(6,137)	6,469
	$267,047	$(223)	$266,824	$(254,218)	$(6,137)	$6,469

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

18. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2015	2014
Receivables:
Securities borrowed	$1,990,598	$152,899
Securities failed to deliver	23,693	3,497
Clearing organizations	8,364	11,471
Trades in process of settlement, net	190,280	—
Other	9,582	17
	$2,222,517	$167,884

Payables:
Securities loaned	$1,853,366	$117,822
Correspondents	59,282	51,930
Securities failed to receive	27,351	5,960
Clearing organizations	11,041	3,330
	$1,951,040	$179,042

19. Reserve for Losses and Loss Adjustment Expenses

A rollforward of NLC’s reserve for unpaid losses and loss adjustment expenses (“LAE”), as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	Three Months Ended March 31,
	2015	2014

Balance, beginning of period	$29,716	$27,468
Less reinsurance recoverables	(4,315)	(4,508)
Net balance, beginning of period	25,401	22,960

Incurred related to:
Current period	14,290	16,087
Prior periods	4,570	2,250
Total incurred	18,860	18,337

Payments related to:
Current period	(7,174)	(8,337)
Prior periods	(8,094)	(7,788)
Total payments	(15,268)	(16,125)

Net balance, end of period	28,993	25,172
Plus reinsurance recoverables	8,451	3,086
Balance, end of period	$37,444	$28,258

The increase in the NLC’s reserves at March 31, 2015 as compared with March 31, 2014 of $9.2 million is primarily due to increased reserves attributable to the prior period adverse development and additional reinsurance recoverables associated with the increase in reserves. The prior period adverse development of $4.6 million during the three months ended March 31, 2015 was primarily related to litigation emerging from a series of hail storms within the 2012 though 2014 accident years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

20. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2015, reinsurance receivables have a carrying value of $8.9 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at March 31, 2015, based on NLC’s quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended March 31,
	2015		2014
	Written	Earned	Written	Earned
Premiums from direct business	$42,749	$42,089	$43,770	$42,759
Reinsurance assumed	2,516	2,443	2,233	2,020
Reinsurance ceded	(4,705)	(4,965)	(4,186)	(4,460)
Net premiums	$40,560	$39,567	$41,817	$40,319

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended March 31,
	2015	2014
Loss and LAE incurred	$23,331	$17,752
Reinsurance recoverables	(4,471)	585
Net loss and LAE incurred	$18,860	$18,337

Multi-line excess of loss coverage

In addition to the catastrophe reinsurance noted below, both NLIC and ASIC participate in an excess of loss program placed with various reinsurers. This program is limited to each risk with respect to property and liability in the amount of $500,000 for each of NLIC and ASIC. Each of NLIC and ASIC retain $500,000 in this program.

Catastrophic coverage

At March 31, 2015, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $50 million in excess of $50 million loss and $40 million in excess of $100 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At March 31, 2015, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

The banking segment includes the operations of the Bank and, since January 1, 2015, the operations of the former SWS FSB acquired in the SWS Merger. The broker-dealer segment includes the operations of First Southwest and, since January 1, 2015, the operations of Southwest Securities and SWS Financial acquired in the SWS Merger. The mortgage origination segment is composed of PrimeLending, while the insurance segment is composed of NLC.

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

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$83,442	$7,996	$(3,014)	$757	$109	$4,102	$93,392
Provision for loan losses	2,486	201	—	—	—	—	2,687
Noninterest income	58,775	122,877	135,292	41,845	—	(4,417)	354,372
Noninterest expense	58,532	90,795	122,302	33,466	9,626	(245)	314,476
Income (loss) before income taxes	$81,199	$39,877	$9,976	$9,136	$(9,517)	$(70)	$130,601

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$79,572	$2,629	$(4,139)	980	$1,692	$4,687	$85,421
Provision for loan losses	3,228	14	—	—	—	—	3,242
Noninterest income	16,228	24,597	91,763	42,773	—	(5,261)	170,100
Noninterest expense	60,677	27,365	90,632	32,341	2,188	(574)	212,629
Income (loss) before income taxes	$31,895	$(153)	$(3,008)	$11,412	$(496)	$—	$39,650

March 31, 2015
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808

Total assets	$8,373,160	$3,747,053	$1,412,742	$343,959	$1,810,205	$(3,124,225)	$12,562,894

December 31, 2014
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808

Total assets	$8,036,729	$758,636	$1,498,846	$328,693	$1,522,655	$(2,903,143)	$9,242,416

22. Earnings per Common Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share pursuant to the two-class method prescribed by the Earnings Per Share Topic of the ASC. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted Stock Awards are the only instruments issued by Hilltop which qualify as participating securities.

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three months ended March 31, 2015 and 2014, stock options and RSUs are the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2015	2014
Basic earnings per share:
Income applicable to Hilltop common stockholders	$113,402	$23,760
Less: income applicable to participating shares	(581)	(124)
Net earnings available to Hilltop common stockholders	$112,821	$23,636

Weighted average shares outstanding - basic	99,741	89,707

Basic earnings per common share	$1.13	$0.26

Diluted earnings per share:
Income applicable to Hilltop common stockholders	$113,402	$23,760

Weighted average shares outstanding - basic	99,741	89,707
Effect of potentially dilutive securities	886	878
Weighted average shares outstanding - diluted	100,627	90,585

Diluted earnings per common share	$1.13	$0.26

23. Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03 to simplify presentation of debt issuance costs to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Adoption of the amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 to modify the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 as part of its initiative to reduce complexity in accounting standards. This amendment eliminates the concept of extraordinary items. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2015 and may be adopted using either a full retrospective transition method or a prospective transition method. Adoption of the amendment is not expected to a significant effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment was initially scheduled to be effective for the Company no earlier than the first quarter of 2017, however, in April 2015, the FASB voted to propose to defer the effective date by one year. It is expected the proposed rule to defer the effective date will be finalized during the second quarter of 2015. If this proposed deferral is finalized, the amendment would be effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 and may be adopted using either a full retrospective transition method or a modified retrospective transition method. Early adoption is not permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

24. Subsequent Events

On April 9, 2015, Hilltop completed an offering of $150.0 million aggregate principal amount of its 5% senior notes due 2025 (“Senior Notes”) in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes were offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside of the United States under Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of April 9, 2015 (the “indenture”), by and between Hilltop and U.S. Bank National Association, as trustee (the “Trustee”). The net proceeds from the offering, after deducting estimated fees and expenses and the initial purchaser’ discounts, were approximately $148 million. Hilltop used the net proceeds of the offering to redeem all of Hilltop’s outstanding Non-Cumulative Perpetual Preferred Stock, Series B at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million and Hilltop will utilize the remainder for general corporate purposes. The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless Hilltop redeems the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at its election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

On April 30, 2015, the Company awarded certain executives and key employees a total of 222,000 RSUs pursuant to the 2012 Plan. These RSUs generally cliff vest on the third anniversary of the grant date and are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the vesting period. The grant date fair value related to these RSUs was $20.11 per share. Total compensation expense related to these RSUs was $4.5 million, which will be amortized through April 2018. The RSUs are not transferable, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “probable,” “projects,” “seeks,” “should,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our recent acquisition of SWS Group, Inc. (“SWS”) and integration thereof, our revenue, our liquidity and sources of funding, market trends, operations and business, expectations concerning mortgage loan origination volume, expected losses on covered loans and related reimbursements from the Federal Deposit Insurance Corporation (“FDIC”), projected losses on mortgage loans originated, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of loans are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us.  If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

•                  risks associated with merger and acquisition integration, including the diversion of management time on acquisition-related issues and our ability to promptly and effectively integrate our businesses with those of SWS and achieve the synergies and value creation contemplated by the acquisition;

•                  our ability to estimate loan losses;

•                  changes in the default rate of our loans;

•                  risks associated with concentration in real estate related loans;

•                  our ability to obtain reimbursements for losses on acquired loans under loss-share agreements with the FDIC;

•                  changes in general economic, market and business conditions in areas or markets where we compete;

•                  severe catastrophic events in Texas and other areas of the southern United States;

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

•                  changes in key management;

•                  competition in our banking, broker-dealer, mortgage origination and insurance segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders, government agencies and insurance companies;

•                  failure of our insurance segment reinsurers to pay obligations under reinsurance contracts; and

•                  our ability to use excess cash in an effective manner, including the execution of successful acquisitions.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” herein and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

Effective January 1, 2015, in connection with our acquisition of SWS, we modified our organizational structure into three primary operating business units, PlainsCapital (banking and mortgage origination), Hilltop Securities (broker-dealer) and NLC (insurance). The PlainsCapital unit continues to include the Bank and PrimeLending, while the new Hilltop Securities unit includes First Southwest (transferred from the PlainsCapital unit effective January 1, 2015), and two entities acquired on January 1, 2015, Southwest Securities and SWS Financial. The following includes additional details regarding the financial products and services provided by each of our primary operating business units.

PlainsCapital.  PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, traditional banking services, wealth and investment management and treasury management primarily in Texas and residential mortgage lending throughout the United States.

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

During the quarter ended March 31, 2015, our net income to common stockholders was $113.4 million, or $1.13 per diluted share. The consolidated operating results during the three months ended March 31, 2015 include the recognition of a preliminary bargain purchase gain of $82.8 million related to our acquisition of SWS in a stock and cash transaction, whereby SWS merged with and into Hilltop Securities (the “SWS Merger”).

We reported $130.6 million of consolidated income before income taxes during the quarter ended March 31, 2015,including the following contributions from our four reportable operating segments.

•                  The banking segment contributed $81.2 million of income before income taxes, including $39.5 million of preliminary bargain gain;

•                  The broker-dealer segment contributed $39.9 million of income before income taxes, including $43.3 million of preliminary bargain gain;

•                  The mortgage origination segment contributed $10.0 million of income before income taxes; and

•                  The insurance segment contributed $9.1 million of income before income taxes.

At March 31, 2015, on a consolidated basis, we had total assets of $12.6 billion, total deposits of $7.1 billion, total loans, including loans held for sale, of $6.6 billion and stockholders’ equity of $1.8 billion.

On January 1, 2015, we completed the SWS Merger. SWS’s broker-dealer subsidiaries, Southwest Securities and SWS Financial, became subsidiaries of Hilltop Securities. Immediately following the SWS Merger, SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank, an indirect wholly owned subsidiary of Hilltop. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.0 million, consisting of 10.1 million shares of common stock, $78.2 million in cash and $70.3 million associated with our existing investment in SWS common stock. Additionally, due to appraisal rights proceedings filed in connection with the SWS Merger, the merger consideration is subject to change, and therefore, preliminary at this time. Based on preliminary purchase date valuations, the fair value of the assets acquired was $3.3 billion, including $707.5 million in securities, $863.8 million in non-covered loans and $1.2 billion in broker-dealer and clearing organization receivables. The fair value of liabilities assumed was $2.9 billion, consisting primarily of deposits of $1.3 billion and $1.1 billion in broker-dealer and clearing organization payables.

In connection with the SWS Merger, FSC and its related entities also became subsidiaries of Hilltop Securities. First Southwest, Southwest Securities and SWS Financial (collectively, the “Hilltop Broker-Dealers”) will continue to operate as separate broker-dealers, under coordinated leadership, until such time as the necessary regulatory approvals are obtained and systems integrations are complete.

On April 9, 2015, we completed our offering of $150.0 million aggregate principal amount of our 5% senior notes due 2025 (“Senior Notes”) in a private offering. On April 28, 2015, we used the net proceeds of the offering to redeem all of our outstanding Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million, and will utilize the remainder for general corporate purposes.

Segment Information

Effective January 1, 2015, we have three primary operating business units, PlainsCapital (banking and mortgage origination), Hilltop Securities (broker-dealer) and NLC (insurance). Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. The SWS Merger has not resulted in changes to our four reportable business segments. Consistent with the segment operating results during 2014, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer, mortgage origination and insurance segments. Based on historical results, operating results for the mortgage origination segment tend to be more volatile than operating results for the banking, broker-dealer and insurance segments.

The banking segment has included the operations of the former SWS FSB since January 1, 2015. The banking segment primarily provides business and consumer banking products and services from offices located throughout Texas and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income, while also deriving revenue from other sources, including service charges on customer deposit accounts and trust fees.

The broker-dealer segment has included the operations of Southwest Securities and SWS Financial since January 1, 2015. The broker-dealer segment has historically generated a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services at First Southwest. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), and First Southwest Asset Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940. Southwest Securities is a broker-dealer registered with the SEC and FINRA and a member of the NYSE, and SWS Financial is an introducing broker-dealer that is also registered with the SEC and FINRA. The Hilltop Broker-Dealers hold trading securities to support sales, underwriting and other customer activities. These securities are marked to market through other noninterest income. FSC uses derivatives to support mortgage origination programs of certain non-profit housing organization clients. FSC hedges its related exposure to interest rate risk from these programs with U.S. Agency to-be-announced (“TBA”) mortgage-backed securities. Southwest Securities also enters into TBAs in order to assist clients (generally small to mid-size mortgage loan originators) in hedging the interest rate risk associated with the mortgages owned by the clients. These derivatives are marked to market through other noninterest income.

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

Additional information concerning our reportable segments is presented in Note 21, Segment and Related Information, in the notes to our consolidated financial statements. The following tables present certain information about the operating results of our reportable segments (in thousands).

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$83,442	$7,996	$(3,014)	$757	$109	$4,102	$93,392
Provision for loan losses	2,486	201	—	—	—	—	2,687
Noninterest income	58,775	122,877	135,292	41,845	—	(4,417)	354,372
Noninterest expense	58,532	90,795	122,302	33,466	9,626	(245)	314,476
Income (loss) before income taxes	$81,199	$39,877	$9,976	$9,136	$(9,517)	$(70)	$130,601

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$79,572	$2,629	$(4,139)	980	$1,692	$4,687	$85,421
Provision for loan losses	3,228	14	—	—	—	—	3,242
Noninterest income	16,228	24,597	91,763	42,773	—	(5,261)	170,100
Noninterest expense	60,677	27,365	90,632	32,341	2,188	(574)	212,629
Income (loss) before income taxes	$31,895	$(153)	$(3,008)	$11,412	$(496)	$—	$39,650

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $93.4 million in net interest income during the three months ended March 31, 2015, compared with net interest income of $85.4 million during the same period in 2014. The year-over-year increase in net interest income was primarily due to the inclusion of those operations acquired in the SWS Merger within our broker-dealer segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)                                     Income from broker-dealer operations.  Through First Southwest, Southwest Securities and SWS Financial, we provide investment banking and other related financial services. We generated $68.0 million and $21.3 million in securities commissions and fees and investment banking and advisory fees during the three months ended March 31, 2015 and 2014, respectively.

(ii)                                  Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2015 and 2014, we generated $135.1 million and $91.5 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)                               Net insurance premiums earned.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $39.6 million and $40.3 million in net insurance premiums earned during the three months ended March 31, 2015 and 2014, respectively.

In the aggregate, we generated $354.4 million and $170.1 million in noninterest income during the three months ended March 31, 2015 and 2014, respectively. Excluding the preliminary bargain purchase gain of $82.8 million related to the SWS Merger, our noninterest income for the three months ended March 31, 2015 was $271.6 million. We are presenting this financial measure because certain investors may use it to evaluate our business and financial results. This year-over-year increase in noninterest income other than bargain purchase gain relates predominantly to increases in noninterest income in our broker-dealer and mortgage origination segments.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended March 31, 2015 was $113.4 million, or $1.13 per diluted share, compared with net income applicable to common stockholders of $23.8 million, or $0.26 per diluted share, during the three months ended March 31, 2014. The consolidated operating results during the three months ended March 31, 2015 include the recognition of a preliminary bargain purchase gain related to the SWS Merger of $82.8 million. Included in the bargain purchase gain is a reversal of a $35.5 million valuation allowance against SWS deferred tax assets. This reversal is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual limitation on their usage because of the ownership change. In addition, the bargain purchase gain reflects our preliminary acquisition date fair value allocation to identifiable intangible assets of $10.9 million.

As a result of the SWS Merger, the operations, assets and liabilities acquired in the SWS Merger are included in our balance sheet and operating results beginning January 1, 2015. We expect the operations acquired in the SWS Merger to have a significant effect on our broker-dealer segment in future periods. In addition, we have incurred transaction and integration related costs directly attributable to the SWS Merger which may be significant. Such transaction costs are primarily related to the execution and closing of the transaction, while integration related costs associated with employee expenses (such as, severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease) are expected to be incurred as a result of the plan to restructure and integrate the operations and systems of SWS and the former SWS FSB. During the three months ended March 31, 2015, we incurred $5.6 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration related costs associated with employee expenses and professional fees were $4.0 million and $0.4 million, respectively.

Certain items included in net income for 2014 and 2015 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, and the SWS Merger. Income before taxes during the three months ended March 31, 2015 includes net accretion of $4.0 million, $9.8 million and $2.3 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively (collectively, the “Bank Transactions”), offset by amortization of identifiable intangibles of $2.2 million, $0.2 million and $0.4 million, respectively. During the three months ended March 31, 2014, income before taxes includes net accretion of $10.0 million and $9.5 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $2.3 million and $0.3 million, respectively.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended March 31,		Year Ended
	2015	2014	December 31, 2014
Performance Ratios:
Return on average stockholders’ equity	27.27%	7.65%	8.01%
Return on average assets	3.72%	1.14%	1.26%
Net interest margin (taxable equivalent) (1)	3.53%	4.62%	4.74%

(1) Taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended March 31, 2015, the consolidated taxable equivalent net interest margin of 3.53% was 69 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $5.0 million, $9.7 million and $2.3 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.9 million. The taxable equivalent net interest margin during the three months ended March 31, 2014 of 4.62% was 127 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $10.8 million and $7.2 million associated with PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $1.0 million, and FNB Transaction-related amortization of premium on acquired time deposits of $2.3 million.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2015			2014
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$6,354,615	$87,388	5.50%	$5,068,892	$79,744	6.29%
Investment securities - taxable	1,164,030	7,049	2.80%	1,122,241	7,588	2.71%
Investment securities - non-taxable (2)	264,123	2,525	3.84%	183,143	1,861	4.06%
Federal funds sold and securities purchased under agreements to resell	70,449	17	0.10%	26,336	19	0.29%
Interest-bearing deposits in other financial institutions	872,032	574	0.27%	966,921	595	0.25%
Other	2,088,380	10,901	2.11%	188,276	2,640	5.67%
Interest-earning assets, gross	10,813,629	108,454	4.06%	7,555,809	92,447	4.90%
Allowance for loan losses	(41,424)			(36,861)
Interest-earning assets, net	10,772,205			7,518,948
Noninterest-earning assets	1,796,232			1,432,519
Total assets	$12,568,437			$8,951,467

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$5,104,544	$4,315	0.34%	$4,949,212	$3,759	0.31%
Notes payable and other borrowings	2,877,686	9,962	1.40%	664,072	2,648	1.60%
Total interest-bearing liabilities	7,982,230	14,277	0.72%	5,613,284	6,407	0.46%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,152,610			1,721,403
Other liabilities	725,469			285,121
Total liabilities	10,860,309			7,619,808
Stockholders’ equity	1,707,624			1,331,243
Noncontrolling interest	504			416
Total liabilities and stockholders’ equity	$12,568,437			$8,951,467

Net interest income (2)		$94,177			$86,040
Net interest spread (2)			3.34%			4.44%
Net interest margin (2)			3.53%			4.62%

(1)         Average balance includes non-accrual loans.

(2)         Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.8 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively,.

On a consolidated basis, net interest income increased $8.0 million during the three months ended March 31, 2015, compared with the same period in 2014. This increase was primarily due to the inclusion of those operations acquired in the SWS Merger within our broker-dealer segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which relates to the banking segment, was $2.7 million and $3.2 million during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $3.4 million, partially offset by the recapture of charges on purchased credit impaired (“PCI”) loans of $0.7 million. During the three months ended March 31, 2014, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $1.3 million and PCI loans of $1.9 million.

Consolidated noninterest income increased $184.3 million during the three months ended March 31, 2015, compared with the same period in 2014. This year-over-year change included the recognition of a preliminary bargain purchase gain related to the SWS Merger of $82.8 million during the quarter ended March 31, 2015. Other changes in noninterest income between the three months ended March 31, 2015 and 2014 included increases in securities commissions and fees and investment banking and advisory fees within our broker-dealer segment of $46.6 million and increases in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment of $43.7 million.

Our consolidated noninterest expense during the three months ended March 31, 2015 increased $101.8 million compared with the same period in 2014. The year-over-year increase between the three months ended March 31, 2015 and 2014 included a significant increase in noninterest expenses within our broker-dealer segment of $63.4 million, primarily due to the inclusion of those operations acquired as part of the SWS Merger. In addition, as previously discussed, we incurred $5.6 million in pre-tax transaction costs related to the SWS Merger and aggregate pre-tax integration related costs associated with employee expenses and professional fees of $4.4 million during the three months ended March 31, 2015. Changes between periods within the major components of noninterest expense included increases of $76.1 million in employees’ compensation and benefits and $22.3 million in other expenses.

Consolidated income tax expense during the three months ended March 31, 2015 and 2014 was $15.4 million and $14.4 million, respectively, reflecting effective tax rates of 11.8% and 36.2%, respectively. The decrease in our effective tax rate during 2015 was primarily due to no income taxes being recorded in connection with the preliminary bargain purchase gain of $82.8 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, we recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability booked during 2014 associated with the difference between book and tax basis on Hilltop’s prior investment in SWS common stock. Therefore, the effective income tax rate during 2015 is not indicative of the future effective tax rates.

Segment Results

Banking Segment

Income before income taxes in our banking segment during the three months ended March 31, 2015 and 2014 was $81.2 million and $31.9 million, respectively. This year-over-year change included the recognition of a preliminary bargain purchase gain related to the SWS Merger included within the banking segment of $39.5 million and pre-tax costs of $1.8 million directly attributable to the integration of the former SWS FSB during the three months ended March 31, 2015. The remaining changes in income before income taxes during the three months ended March 31, 2015, compared with the same period in 2014, was primarily due to an increase in net interest income and a decrease in noninterest expense. The operations acquired in the SWS Merger had a significant effect on noninterest income during the three months ended March 31, 2015, compared with the same period in 2014.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended March 31,		Year Ended
	2015	2014	December 31, 2014
Performance Ratios:
Efficiency ratio (1)	41.16%	63.34%	61.17%
Return on average assets	3.37%	1.04%	1.20%
Net interest margin (taxable equivalent) (2)	4.59%	4.80%	5.00%

(1)         Noninterest expenses divided by the sum of total noninterest income and net interest income for the period.

(2)         Taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended March 31, 2015, the banking segment’s taxable equivalent net interest margin of 4.59% was 109 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $5.0 million, $9.7 million and $2.3 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.9 million. The taxable equivalent net interest margin during the three months ended March 31, 2014 of 4.80% was 141 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $10.8 million and $7.2 million associated with PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $1.0 million, and FNB Transaction-related amortization of premium on acquired time deposits of $2.3 million.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2015			2014
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,728,489	$73,941	6.26%	$4,246,133	$70,721	6.66%
Subsidiary warehouse lines of credit	906,927	8,063	3.56%	636,700	6,932	4.35%
Investment securities - taxable	842,356	4,783	2.27%	896,669	4,395	1.96%
Investment securities - non-taxable (2)	146,059	1,385	3.79%	154,064	1,496	3.88%
Federal funds sold and securities purchased under agreements to resell	25,361	17	0.27%	26,336	19	0.29%
Interest-bearing deposits in other financial institutions	757,511	542	0.29%	797,304	513	0.26%
Other	44,717	421	3.76%	29,085	400	5.50%
Interest-earning assets, gross	7,451,420	89,152	4.79%	6,786,291	84,476	4.98%
Allowance for loan losses	(41,096)			(36,710)
Interest-earning assets, net	7,410,324			6,749,581
Noninterest-earning assets	1,171,055			1,270,934
Total assets	$8,581,379			$8,020,515

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,679,401	$4,322	0.37%	$4,949,973	$3,785	0.31%
Notes payable and other borrowings	589,374	556	0.38%	350,248	326	0.37%
Total interest-bearing liabilities (3)	5,268,775	4,878	0.38%	5,300,221	4,111	0.31%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,084,112			1,699,817
Other liabilities	76,633			18,518
Total liabilities	7,429,520			7,018,556
Stockholders’ equity	1,151,859			1,001,959
Total liabilities and stockholders’ equity	$8,581,379			$8,020,515

Net interest income (2)		$84,274			$80,365
Net interest spread (2)			4.41%			4.67%
Net interest margin (2)			4.59%			4.80%

(1)         Average balance includes non-accrual loans.

(2)         Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.5 million for each of the three months ended March 31, 2015 and 2014, respectively.

(3)         Excludes the allocation of interest expense on PlainsCapital debt of $0.3 million for each of the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended March 31,
	2015 v. 2014
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans, gross	$8,036	$(4,816)	$3,220
Subsidiary warehouse lines of credit	2,942	(1,811)	1,131
Investment securities - taxable	(266)	654	388
Investment securities - non-taxable (2)	(78)	(33)	(111)
Federal funds sold and securities purchased under agreements to resell	(1)	(1)	(2)
Interest-bearing deposits in other financial institutions	(26)	55	29
Other	215	(194)	21
Total interest income (2)	10,822	(6,146)	4,676

Interest expense
Deposits	$(210)	$747	$537
Notes payable and other borrowings	224	6	230
Total interest expense	14	753	767

Net interest income (2)	$10,808	$(6,899)	$3,909

(1) Changes attributable to both volume and yield/rate are included in yield/rate column.

(2) Annualized taxable equivalent.

Taxable equivalent net interest income increased $3.9 million during the three months ended March 31, 2015, compared with the same period in 2014. Increases in the volume of interest-earning assets, primarily loans acquired in the SWS Merger and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $10.8 million during the three months ended March 31, 2015, compared with the same period in 2014. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $6.1 million during the three months ended March 31, 2015, compared with the same period in 2014, primarily due to the net effects of lower yields on the loan portfolio and subsidiary warehouse lines of credit, partially offset by increased yields on the investment portfolio. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $0.8 million during the three months ended March 31, 2015, compared with the same period in 2014, primarily due to lower amortization of premiums on time deposits acquired in the FNB Transaction and SWS Merger.

The banking segment’s noninterest income was $58.8 million and $16.2 million during the three months ended March 31, 2015 and 2014, respectively. This year-over-year change was primarily due to the recognition of a preliminary bargain purchase gain related to the SWS Merger of $39.5 million and $4.4 million of realized gains on securities acquired in the SWS Merger and subsequently sold during the three months ended March 31, 2015.

The banking segment’s noninterest expenses were $58.5 million and $60.7 million during the three months ended March 31, 2015 and 2014, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. The decrease in noninterest expenses was primarily due to net gains totaling $5.3 million on three sales of covered OREO during the three months ended March 31, 2015 compared with minimal gain or loss activity on sales of covered OREO during the same period in 2014, and a reduction in fraud-related losses of $2.0 million, partially offset by the inclusion during the three months ended March 31, 2015 of the operations acquired in the SWS Merger and pre-tax integration related costs directly attributable to the integration of the former SWS FSB of $1.8 million related to employee expenses.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment during the three months ended March 31, 2015 was $39.9 million compared with a loss before income taxes of $0.2 million during the same period in 2014. This year-over-year change included the recognition of a preliminary bargain purchase gain of $43.3 million related to the SWS Merger included within the broker-dealer segment, as well as pre-tax integration related costs of $3.2 million directly attributable to the acquisition of SWS during the three months ended March 31, 2015. As noted in the table below, the operations acquired in the SWS Merger had a significant impact on each of the components of income before income taxes during the three months ended March 31, 2015, compared with the same period in 2014. The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Three Months Ended March 31,		Variance
	2015	2014	2015 vs 2014
Net interest income:
Securities lending	$2,512	$626	$1,886
Other	5,484	2,003	3,481
Total net interest income	7,996	2,629	5,367
Noninterest income:
Securities commissions and fees by business line:
Capital markets	16,113	3,980	12,133
Retail	19,614	173	19,441
Clearing	5,463	2,781	2,682
Other	1,854	60	1,794
	43,044	6,994	36,050
Investment banking and advisory fees by business line:
Public finance	18,702	12,284	6,418
Capital markets	758	106	652
Retail	3,964	—	3,964
Structured finance	1,179	515	664
Clearing	12	12	—
Other	307	1,492	(1,185)
	24,922	14,409	10,513
Bargain purchase gain	43,349	—	43,349
Other	11,562	3,194	8,368
Total noninterest income	122,877	24,597	98,280
Noninterest expense:
Compensation and benefits expenses	64,505	16,680	47,825
Other	26,491	10,699	15,792
Total noninterest expense	90,996	27,379	63,617

Income (loss) before income taxes	$39,877	$(153)	$40,030

The broker-dealer segment had net interest income of $8.0 million and $2.6 million during the three months ended March 31, 2015 and 2014, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. This increase between the three months ended March 31, 2015 and the three months ended March 31, 2014 was primarily due to the inclusion of those operations acquired in the SWS Merger.

Noninterest income was $122.9 million and $24.6 million during the three months ended March 31, 2015 and 2014, respectively. As noted above, this year-over-year change included the recognition of a preliminary bargain purchase gain of $43.3 million related to the SWS Merger. The remaining changes in noninterest income during the three months ended March 31, 2015, compared with the same period in 2014, were primarily due to a $46.8 million increase resulting from the inclusion of SWS’s operations, increased fees earned by FSC from increased volumes in its non-profit housing program which is included within other noninterest income, and increased advisory fees by FSC on its public finance clients. The broker-dealer segment participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells TBA securities. Additionally, TBA purchase and sales agreements are entered into to assist small to mid-size mortgage loan originators in hedging the interest rate risk associated with their client-owned mortgages. The fair values of these derivative instruments increased $8.6 million and $2.8 million during the three months ended March 31, 2015 and 2014, respectively. Trading gains from the broker-dealer segment’s trading portfolio, which is used to support sales, underwriting and other customer activities, increased $3.0 million and $0.4 million during the three months ended March 31, 2015 and 2014, respectively. These changes in the fair value of derivatives and trading gains are included within other noninterest income.

Noninterest expenses, including provision for loan losses, were $91.0 million and $27.4 million during the three months ended March 31, 2015 and 2014, respectively. The increase in noninterest expenses of $63.6 million, compared to the same period in 2014, was primarily due to an increase of $47.8 million in employees’ compensation and benefits costs, of which $42.6 million was associated with the operations acquired in the SWS Merger. Compensation that varies with noninterest income accounted for $4.4 million of the noted increase in First Southwest’s compensation costs, and employees’ compensation and benefits and occupancy and equipment expenses accounted for the majority of the noninterest expenses incurred during each period. In addition, during the three months ended March 31, 2015, the broker-dealer segment incurred pre-tax transaction costs of $0.8 million and pre-tax integration related costs directly attributable to the integration of SWS of $2.2 million and $0.2 million related to employee expenses and professional fees, respectively. Integration related costs are expected to continue into 2016 as the Hilltop Broker-Dealers will continue to operate as separate broker-dealers, under coordinated leadership, until such time as the necessary regulatory approvals are obtained and systems integrations are complete.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended March 31,
	2015	2014

Compensation as a % of net revenue, excluding bargain purchase gain	73.7%	61.3%
FDIC insured program balances at PlainsCapital Bank (end of period)	$548,197	$225,784
Other FDIC insured program balances (end of period)	$1,268,587	$114,938
Customer margin balances (end of period)	$406,643	$202,639
Customer funds on deposit, including short credits (end of period)	$611,241	$134,907

Public finance
Number of issues	480	289
Aggregate amount of offerings	$37,174,418	$20,357,797

Capital markets
Total volumes	$17,506,246	$6,525,320
Net inventory (end of period)	$158,777	$32,384

Retail
Retail employee representatives (end of period)	140	4
Independent registered representatives (end of period)	264	—

Structured finance
Lock production/TBA volume	$3,025,630	$328,036

Clearing
Total tickets	$519,115	$406,918
Correspondents (end of period)	209	75

Securities lending
Interest-earning assets - stock borrowed (end of period)	$2,055,794	$144,936
Interest-bearing liabilities - stock loaned (end of period)	$1,918,561	$91,879

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment during the three months ended March 31, 2015 was $10.0 million compared with a loss before income taxes of $3.0 million during the same period in 2014. The increase in income before income taxes during the three months ended March 31, 2015 compared with the same period in 2014 was primarily due to an increase in noninterest income partially offset by an increase in noninterest expense. Net interest expense of $3.0 million and $4.1 million during the three months ended March 31, 2015 and 2014, respectively, resulted from interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage origination segment originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations for the periods indicated below (dollars in thousands).

	Three Months Ended March 31,
		% of		% of
	2015	Total	2014	Total
Mortgage Loan Originations - units	12,363		9,152

Mortgage Loan Originations - volume	$2,813,520		$1,866,153

Mortgage Loan Originations:
Conventional	$1,847,413	65.66%	$1,194,137	63.99%
Government	669,536	23.80%	552,328	29.60%
Jumbo	211,833	7.53%	116,734	6.25%
Other	84,738	3.01%	2,954	0.16%
	$2,813,520	100.00%	$1,866,153	100.00%

Home purchases	$1,688,359	60.01%	$1,468,710	78.70%
Refinancings	1,125,161	39.99%	397,443	21.30%
	$2,813,520	100.00%	$1,866,153	100.00%

Texas	$589,430	20.95%	$430,154	23.05%
California	487,078	17.31%	291,571	15.62%
Florida	129,495	4.60%	93,374	5.00%
North Carolina	107,846	3.83%	91,733	4.92%
Ohio	107,444	3.82%	67,080	3.60%
Maryland	99,997	3.56%	50,625	2.71%
Virginia	93,768	3.33%	50,879	2.73%
Washington	91,884	3.27%	58,259	3.12%
Arizona	90,492	3.22%	79,485	4.26%
South Carolina	82,768	2.94%	45,917	2.46%
All other states	933,318	33.17%	607,076	32.53%
	$2,813,520	100.00%	$1,866,153	100.00%

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

As a result of a decline in mortgage interest rates during the last three quarters of 2014 that continued into 2015, refinancing volume increased to $1.1 billion during the three months ended March 31, 2015 from $397.4 million during the three months ended March 31, 2014 (representing 40.0% and 21.3%, respectively, of total loan origination volume). Home purchases volume during the three months ended March 31, 2015 and 2014 was $1.7 billion and $1.5 billion, respectively, a 15.0% increase.

The mortgage origination segment’s total loan origination volume during the three months ended March 31, 2015 increased 50.8% from the same period in 2014. Income before income taxes increased at a greater rate than loan origination volume primarily due to noninterest income increasing by 47.4% compared with a 34.9% increase in noninterest expense. Noninterest expense that varies with loan origination volume increased approximately 61% in the first quarter of 2015 compared to the first quarter of 2014, while segment operating costs, including salaries, benefits, occupancy and administrative costs, increased at a lesser rate of approximately 28%, or $5.4 million. Fluctuations in loan origination volumes and segment operating costs usually move in the same direction. However, segment operating costs tend to fluctuate at lesser rates than loan origination volumes.

Noninterest income was $135.3 million and $91.8 million during the three months ended March 31, 2015 and 2014, respectively, and was comprised of the following (in thousands).

	Three Months Ended March 31,		Variance
	2015	2014	2015 vs 2014
Net gains on sale of loans and mortgage origination fees	$127,406	$86,052	$41,354
Other mortgage production income
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	13,174	3,353	9,821
Mortgage servicing rights assets	(5,288)	2,358	(7,646)
	$135,292	$91,763	$43,529

Net gains on sale of loans and mortgage origination fees increased 48.1% during the three months ended March 31, 2015, compared with the same period in 2014, primarily as a result of a 50.8% increase in total loan origination volume, partially offset by a slight decrease in average loan origination margins.

During the three months ended March 31, 2015, noninterest income included a $13.2 million increase in net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. This increase was primarily a result of an increase in the volume of IRLCs and mortgage loans held during this period partially offset by a decrease in the average value of individual IRLCs and mortgage loans. During the three months ended March 31, 2014, noninterest income included a comparable increase of $3.4 million, which was primarily the result of an increase in the average value of individual IRLCs and mortgage loans.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the three months ended March 31, 2014, the mortgage origination segment retained servicing on approximately 37% of loans sold. This rate decreased to approximately 31% during the year ended December 31, 2014, and decreased to approximately 9% during the three months ended March 31, 2015. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related mortgage servicing rights (“MSR”) asset was valued at $32.9 million on $3.8 billion of serviced loan volume at March 31, 2015, compared with a value of $37.4 million on $3.8 billion of serviced loan volume at December 31, 2014. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. During the third quarter of 2014, the mortgage origination segment began using derivative financial instruments, including interest rate swaps, swaptions and forward commitments to sell mortgage-backed securities, as a means to mitigate market risk associated with MSR assets. Changes in the net fair value of the MSR asset and the related derivatives resulted in a loss of $5.3 million during the three months ended March 31, 2015, while the change in the net value of the MSR asset resulted in a gain of $2.4 million during the three months ended March 31, 2014.

Noninterest expenses were $122.3 million and $90.6 million during the three months ended March 31, 2015 and 2014, respectively. Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred. Compensation that varies with the volume of mortgage loan originations and overall segment profitability increased $18.2 million during the three months ended March 31, 2015, compared with the same period in 2014, and comprised approximately 61% and 52% of the total employees’ compensation and benefits expenses during the three months ended March 31, 2015 and 2014, respectively. While total loan origination volumes increased 50.8% between the three months ended March 31, 2015 and the same period in 2014, the mortgage origination segment’s employee salaries and benefits costs increased slightly, approximately 6%, or $1.7 million. The mortgage origination segment records unreimbursed closing costs as noninterest expense when it pays a customer’s closing costs generally in return for the customer choosing to accept a higher interest rate on the customer’s mortgage loan. Unreimbursed closing costs during the three months ended March 31, 2015 and 2014 were $10.0 million and $5.2 million, respectively.

Between January 1, 2006, and March 31, 2015, the mortgage origination segment sold mortgage loans totaling $65.9 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2006, it does not anticipate experiencing significant losses in the future on loans originated prior to 2006 as a result of investor claims under these provisions of its sales contracts.

When an investor claim for indemnification of a loan sold is made, the mortgage origination segment evaluates the claim and determines if the claim can be satisfied through additional documentation or other deliverables. If the claim cannot be satisfied in that matter, the mortgage origination segment negotiates with the investor to reach a settlement of the claim. Settlements typically result in either the repurchase of a loan or reimbursement to the investor for losses incurred on the loan. Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2006 and March 31, 2015 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$180,652	0.27%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	190,375	0.29%	24,153	0.04%
	$371,027	0.56%	$24,153	0.04%

(1) Losses incurred include refunded purchased servicing rights.

At March 31, 2015 and December 31, 2014, the mortgage origination segment’s indemnification liability reserve totaled $17.3 million and $17.6 million, respectively. The related provision for indemnification losses was $0.8 million and $0.6 million during the three months ended March 31, 2015 and 2014, respectively.

Insurance Segment

Income before income taxes in our insurance segment was $9.1 million and $11.4 million during the three months ended March 31, 2015 and 2014, respectively. The insurance segment is subject to claims arising out of severe weather, the incidence and severity of which are inherently unpredictable. Generally, the insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

The insurance segment periodically reviews the pricing of its primary products in each state of operation utilizing a consulting actuarial firm to supplement normal review processes resulting in filings to increase rates as deemed necessary. The full benefit of these rate actions will not be fully realized until all customers renew their policies under the new rates, typically one year from the date of rate change implementation. Based on reviews performed beginning in 2013, the insurance segment increased rates on certain products in several states in 2014 and continuing into 2015. Concurrently, business concentrations are reviewed and actions initiated, including cancellation of agents, non-renewal of policies and cessation of new business writing on certain products in problematic geographic areas. These actions have reduced the rate of premium growth for targeted areas when compared with the patterns exhibited in prior quarters and years and reduced the insurance segment’s exposure to volatile weather in these areas, but competition and customer response to rate increases has negatively impacted customer retention and new business. The insurance segment aims to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

The insurance segment’s operations resulted in combined ratios of 81.8% and 77.5% during the three months ended March 31, 2015 and 2014, respectively. The year-over-year increase in the combined ratio was primarily driven by the effects of net insurance premiums earned being relatively flat, an increase in claims loss reserves associated with prior period adverse development related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years and additional costs associated with sales, marketing and corporate organizational initiatives. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of the loss and LAE ratio and the underwriting expense ratio, which are discussed in more detail below.

Noninterest income of $41.8 million and $42.8 million during the three months ended March 31, 2015 and 2014, respectively, included net insurance premiums earned of $39.6 million and $40.3 million, respectively. The decrease in earned premiums was primarily attributable to efforts to reduce concentrations both geographically and within specific product lines and moderate success in customer retention and expansion efforts, offset by rate increases in homeowners and mobile home products.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2015	2014	2015 vs 2014
Direct Insurance Premiums Written:
Homeowners	$18,095	$18,583	$(488)
Fire	13,446	13,835	(389)
Mobile Home	10,227	10,219	8
Commercial	953	1,087	(134)
Other	28	46	(18)
	$42,749	$43,770	$(1,021)

The total direct insurance premiums written for our three largest insurance product lines decreased by $0.9 million during the three months ended March 31, 2015, compared with the same period in 2014, due to efforts to reduce concentrations both geographically and within specific product lines, customer acceptance of rate increases and competitive pressure.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2015	2014	2015 vs 2014
Net Insurance Premiums Earned:
Homeowners	$16,748	$17,118	$(370)
Fire	12,446	12,745	(299)
Mobile Home	9,465	9,413	52
Commercial	882	1,001	(119)
Other	26	42	(16)
	$39,567	$40,319	$(752)

Net insurance premiums earned during the three months ended March 31, 2015 decreased compared to the same period in 2014, primarily due to the decrease in net insurance premiums written during 2015, and were flat compared to the fourth quarter of 2014. This reduction in net insurance premiums earned when compared with the patterns exhibited in prior quarters and years was consistent with the insurance segment’s previously discussed efforts to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

Noninterest expenses of $33.5 million and $32.3 million during the three months ended March 31, 2015 and 2014, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended March 31, 2015 was $18.9 million, compared with $18.3 million during the same period in 2014, resulting in loss and LAE ratios of 47.7% and 45.5% during the three months ended March 31, 2015 and 2014, respectively. The year-over-year increase in the loss and LAE ratio was primarily due to the effects of net insurance premiums earned being relatively flat and the increase in claims loss reserves associated with prior period adverse development related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended March 31,		Variance
	2015	2014	2015 vs 2014
Amortization of deferred policy acquisition costs	$10,041	$10,197	$(156)
Other underwriting expenses	4,166	3,380	786
Total	14,207	13,577	630
Agency expenses	(705)	(690)	(15)
Total less agency expenses	$13,502	$12,887	$615
Net insurance premiums earned	$39,567	$40,319	$(752)
Expense ratio	34.1%	32.0%	2.1%

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

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have available cash resources to utilize in making acquisitions. Investment and interest income earned was $0.1 million and $1.7 million during the three months ended March 31, 2015 and 2014, respectively. On October 2, 2014, Hilltop exercised its warrant to purchase 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share (the “SWS Warrant”). The aggregate exercise price was paid by the automatic elimination of the $50.0 million aggregate principal amount note receivable from SWS. Consequently, recurring quarterly investment and interest income of $1.6 million were no longer recognized beginning in the fourth calendar quarter of 2014. Investment and interest income during the three months ended March 31, 2015 primarily consisted of intercompany interest earned on a note receivable held with First Southwest.

Noninterest expenses of $9.6 million and $2.2 million during the three months ended March 31, 2015 and 2014, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs. During the three months ended March 31, 2015, compared with the same period in 2014, noninterest expenses included year-over-year increases in employees’ compensation and benefits costs of $1.3 million associated with increases in headcount and incentive compensation costs as well as transaction and integration related costs directly attributable to the SWS Merger. During the three months ended March 31, 2015, Hilltop incurred pre-tax transaction costs of $4.8 million and pre-tax integration related costs associated with professional fees of $0.2 million.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2015 as compared with December 31, 2014.

Securities Portfolio

At March 31, 2015, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We have the ability to categorize investments as trading, available for sale, and held to maturity.

Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value, marked to market through operations and held at the Bank and the Hilltop Broker-Dealers. Securities that may be sold in response to changes in market interest rates, changes in securities’ prepayment risk, increases in loan demand, general liquidity needs and other similar factors are classified as available for sale and are carried at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). Securities are classified as held to maturity based on the intent and ability of our management, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost.

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2015	2014
Trading securities, at fair value	$320,153	$65,717

Securities available for sale, at fair value
U.S. Treasury securities	19,780	19,613
U.S. government agencies:
Bonds	463,979	516,241
Residential mortgage-backed securities	55,980	52,898
Collateralized mortgage obligations	77,695	87,124
Corporate debt securities	94,800	98,472
States and political subdivisions	132,265	136,785
Commercial mortgage-backed securities	643	640
Equity securities	14,070	13,762
	859,212	925,535

Securities held to maturity, at amortized cost
U.S. Treasury securities	25,006	25,008
U.S. government agencies:
Bonds	22,348	—
Residential mortgage-backed securities	28,907	29,782
Collateralized mortgage obligations	98,767	57,328
States and political subdivisions	8,764	6,091
	183,792	118,209
Total securities portfolio	$1,363,157	$1,109,461

We had net unrealized gains of $8.8 million and $0.8 million at March 31, 2015 and December 31, 2014, respectively, related to the available for sale investment portfolio, while net unrealized gains associated with the securities held to maturity portfolio were $2.2 million and $0.1 million at March 31, 2015 and December 31, 2014, respectively. The significant increases in the net unrealized gain position of our available for sale and held to maturity investment portfolios during the first quarter of 2015 were due to the effects of decreases in market interest rates during the first quarter of 2015, resulting in an increase in the fair value of our debt securities.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2015, the banking segment’s securities portfolio of $919.6 million was comprised of trading securities of $20.9 million, available for sale securities of $714.9 million and held to maturity securities of $183.8 million.

Broker-Dealer Segment

Our broker-dealer segment holds securities to support sales, underwriting and other customer activities. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the Hilltop Broker-Dealers classify their securities portfolio of $299.2 million at March 31, 2015 as trading. In addition, the broker-dealer segment may purchase securities at a future date at the then current market price to facilitate customer transactions. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $139.5 million at March 31, 2015.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At March 31, 2015, the insurance segment’s securities portfolio was comprised of $144.2 million in available for sale securities and $6.5 million of other investments included in other assets within the consolidated balance sheet.

Non-Covered Loan Portfolio

Consolidated non-covered loans held for investment are detailed in the table below, classified by portfolio segment and segregated between those considered to be PCI loans and all other originated or acquired loans (in thousands). PCI loans showed evidence of credit deterioration on the date of acquisition that made it probable that all contractually required principal and interest payments would not be collected.

	Loans, excluding	PCI	Total
March 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$2,201,824	$19,903	$2,221,727
Real estate	1,983,604	83,655	2,067,259
Construction and land development	483,532	9,761	493,293
Consumer	50,859	1,549	52,408
Non-covered loans, gross	4,719,819	114,868	4,834,687
Allowance for loan losses	(34,431)	(4,934)	(39,365)
Non-covered loans, net of allowance	$4,685,388	$109,934	$4,795,322

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$1,745,409	$13,442	$1,758,851
Real estate	1,670,684	24,151	1,694,835
Construction and land development	404,465	9,178	413,643
Consumer	51,009	2,138	53,147
Non-covered loans, gross	3,871,567	48,909	3,920,476
Allowance for loan losses	(31,722)	(5,319)	(37,041)
Non-covered loans, net of allowance	$3,839,845	$43,590	$3,883,435

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $5.3 billion and $4.7 billion at March 31, 2015 and December 31, 2014, respectively. The banking segment’s non-covered loan portfolio includes a $1.5 billion warehouse line of credit extended to PrimeLending, of which $1.1 billion and $1.2 billion was drawn at March 31, 2015 and December 31, 2014, respectively. Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At March 31, 2015, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction commercial real estate loans, and construction and land development loans, which represented 31.5%, 16.6% and 11.7%, respectively, of the banking segment’s total non-covered loans at March 31, 2015. The banking segment’s non-covered loan concentrations were within regulatory guidelines at March 31, 2015.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are included within the commercial and industrial portfolio segment in the table above. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $608.1 million and $378.3 million at March 31, 2015 and December 31, 2014, respectively. This increase was primarily attributable to the inclusion of those operations acquired in the SWS Merger, partially offset by a decrease of $39.6 million in borrowings in margin accounts held by FSC customers and correspondents.

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

	March 31,	December 31,
	2015	2014
Loans held for sale:
Unpaid principal balance	$1,141,587	$1,218,792
Fair value adjustment	46,665	53,360
	$1,188,252	$1,272,152

IRLCs:
Unpaid principal balance	$1,282,637	$621,216
Fair value adjustment	35,106	17,057
	$1,317,743	$638,273

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at March 31, 2015 and December 31, 2014 were

$2.0 billion and $1.5 billion, respectively, while the related estimated fair values were $(11.4) million and $(11.1) million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from September 13, 2013 (the “Bank Closing Date”). In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”). As of March 31, 2015, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”). As of March 31, 2015, the Bank had billed $104.7 million of covered net losses to the FDIC, of which 80%, or $83.8 million, were reimbursable under the loss-share agreements. As of March 31, 2015, the Bank had received aggregate reimbursements of $83.8 million from the FDIC.

In connection with the FNB Transaction, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. Based on purchase date valuations, the banking segment’s portfolio of acquired covered loans had a fair value of $1.1 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses.

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
March 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$5,769	$16,580	$22,349
Real estate	173,866	304,174	478,040
Construction and land development	12,284	39,341	51,625
Consumer	—	—	—
Covered loans, gross	191,919	360,095	552,014
Allowance for loan losses	(72)	(1,316)	(1,388)
Covered loans, net of allowance	$191,847	$358,779	$550,626

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$10,345	$20,435	$30,780
Real estate	183,886	368,964	552,850
Construction and land development	13,021	45,989	59,010
Consumer	—	—	—
Covered loans, gross	207,252	435,388	642,640
Allowance for loan losses	(77)	(4,534)	(4,611)
Covered loans, net of allowance	$207,175	$430,854	$638,029

At March 31, 2015, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 47.4% and 38.2%, respectively, of the banking segment’s total covered loans at March 31, 2015. The banking segment’s covered loan concentrations were within regulatory guidelines at March 31, 2015.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in our existing non-covered and covered loan portfolios.

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio. Estimated credit losses are the probable current amount of loans that we will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan, or portion thereof, is uncollectible, the loan, or portion thereof, is charged-off against the allowance for loan losses, or for acquired loans accounted for in pools, charged against the pool discount. Recoveries on charge-offs of loans acquired in the Bank Transactions that occurred prior to their acquisition represent contractual cash flows not expected to be collected and are recorded as accretion income. Recoveries on acquired loans charged-off subsequent to their acquisition are credited to the allowance for loan loss, except for recoveries on loans accounted for in pools, which are credited to the pool discount.

The allowance for loan losses is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at March 31, 2015, additional provisions for losses on existing loans may be necessary in the future. Within our non-covered portfolio, we recorded net charge-offs of $0.5 million during the three months ended March 31, 2015 and net recoveries of $16 thousand during the three months ended March 31, 2014. Our allowance for non-covered loan losses totaled $39.4 million and $37.0 million at March 31, 2015 and December 31, 2014, respectively. The ratio of the allowance for non-covered loan losses to total non-covered loans held for investment at March 31, 2015 and December 31, 2014 was 0.81% and 0.94%, respectively. Within our covered portfolio, we recorded net charge-offs of $3.1 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively. Our allowance for covered loan losses totaled $1.4 million and $4.6 million at March 31, 2015 and December 31, 2014, respectively. The ratio of the allowance for covered loan losses to total covered loans held for investment at March 31, 2015 and December 31, 2014 was 0.25% and 0.72%, respectively.

In connection with the Bank Transactions, we acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in each of the FNB Transaction and the SWS Merger are accounted for in pools as well as on an individual loan basis. We have established under our PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The common risk characteristics used for the pooling of the FNB and SWS PCI loans are risk grade and loan collateral type. The loans acquired in the Bank Transactions were initially recorded at fair value with no carryover of any allowance for loan losses.

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $2.7 million and $3.2 million during the three months ended March 31, 2015 and 2014, respectively.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended March 31,
Non-Covered Portfolio	2015	2014
Balance, beginning of period	$37,041	$33,241
Provision charged to operating expenses	2,794	1,388
Recoveries of non-covered loans previously charged off:
Commercial and industrial	715	725
Real estate	44	32
Construction and land development	—	122
Consumer	25	18
Total recoveries	784	897
Non-covered loans charged off:
Commercial and industrial	942	807
Real estate	278	—
Construction and land development	—	—
Consumer	34	74
Total charge-offs	1,254	881
Net recoveries (charge-offs)	(470)	16
Balance, end of period	$39,365	$34,645

	Three Months Ended March 31,
Covered Portfolio	2015	2014
Balance, beginning of period	$4,611	$1,061
Provision charged to (recapture of) operating expenses	(107)	1,854
Recoveries of covered loans previously charged off:
Commercial and industrial	—	—
Real estate	—	—
Construction and land development	—	—
Consumer	—	—
Total recoveries	—	—
Covered loans charged off:
Commercial and industrial	900	91
Real estate	2,215	44
Construction and land development	1	115
Consumer	—	—
Total charge-offs	3,116	250
Net charge-offs	(3,116)	(250)
Balance, end of period	$1,388	$2,665

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the table below (dollars in thousands).

	March 31, 2015		December 31, 2014
		% of		% of
		Gross		Gross
		Non-Covered		Non-Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$20,643	45.96%	$18,999	44.86%
Real estate (including construction and land development)	18,546	52.96%	17,581	53.78%
Consumer	176	1.08%	461	1.36%
Total	$39,365	100.00%	$37,041	100.00%

	March 31, 2015		December 31, 2014
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$364	4.05%	$1,193	4.79%
Real estate (including construction and land development)	1,024	95.95%	3,418	95.21%
Consumer	—	0.00%	—	0.00%
Total	$1,388	100.00%	$4,611	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans since these loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio at March 31, 2015, we had three credit relationships totaling $2.9 million of potential problem loans, compared with three credit relationships totaling $1.8 million of non-covered potential problem loans at December 31, 2014. Within our covered loan portfolio at March 31, 2015 and December 31, 2014, we had no credit relationships with potential problem loans.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	March 31,	December 31,
	2015	2014
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$23,222	$16,648
Real estate	2,481	4,707
Construction and land development	726	703
Consumer	—	—
	$26,429	$22,058

Non-covered non-performing loans as a percentage of total non-covered loans	0.44%	0.42%

Non-covered other real estate owned	$6,263	$808

Other repossessed assets	$87	$361

Non-covered non-performing assets	$32,779	$23,227

Non-covered non-performing assets as a percentage of total assets	0.26%	0.25%

Non-covered non-PCI loans past due 90 days or more and still accruing	$24,248	$19,237

Troubled debt restructurings included in accruing non-covered loans	$2,879	$2,901

At March 31, 2015, total non-covered non-performing assets increased $9.6 million to $32.8 million, compared with $23.2 million at December 31, 2014. Non-covered non-performing loans totaled $26.4 million at March 31, 2015 and $22.1 million at December 31, 2014. At March 31, 2015, non-covered non-accrual loans included 18 commercial and industrial relationships with loans of $21.2 million secured by accounts receivable, inventory, equipment, life insurance, and a total of $2.0 million in lease financing receivables. Non-covered non-accrual loans at March 31, 2015 also included $2.5 million characterized as real estate loans, including two commercial real estate loan relationships of $0.4 million and loans secured by residential real estate of $2.1 million, $1.4 million of which were classified as loans held for sale, as well as construction and land development loans of $0.7 million. At December 31, 2014, non-covered non-accrual loans included twelve commercial and industrial relationships with loans of $15.0 million secured by accounts receivable, inventory, equipment, life insurance, and a total of $1.6 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2014 also included $4.7 million characterized as real estate loans, including two commercial real estate loan relationships of $0.4 million and loans secured by residential real estate of $1.3 million, $3.0 million of which were classified as loans held for sale, as well as construction and land development loans of $0.7 million.

Non-covered OREO increased $5.5 million to $6.3 million at March 31, 2015, compared with $0.8 million at December 31, 2014. Changes in non-covered OREO included the addition of nine properties totaling $6.1 million and the disposal of two properties totaling $0.6 million, all of which were acquired in the SWS Merger. At March 31, 2015, non-covered OREO included commercial properties of $0.4 million and commercial real estate property consisting of parcels of unimproved land of $5.9 million. At December 31, 2014, non-covered OREO included commercial properties of $0.4 million and commercial real estate property consisting of parcels of unimproved land of $0.4 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $24.2 million and $19.2 million at March 31, 2015 and December 31, 2014, respectively, all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending.

At March 31, 2015, troubled debt restructurings (“TDRs”) on non-covered loans totaled $9.8 million. These TDRs were comprised of $2.9 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $6.9 million reported in non-accrual loans. At December 31, 2014, TDRs on non-covered loans totaled $10.3 million, of which $2.9 million relate to non-covered loans that are considered to be performing and non-covered non-performing loans of $7.4 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	March 31,	December 31,
	2015	2014
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$585	$1,325
Real estate	13,124	31,869
Construction and land development	1,040	1,029
Consumer	—	—
	$14,749	$34,223

Covered non-performing loans as a percentage of total covered loans	2.67%	5.33%

Covered other real estate owned:
Real estate - residential	$14,552	$15,711
Real estate - commercial	52,148	40,889
Construction and land development - residential	15,890	21,719
Construction and land development - commercial	55,113	58,626
	$137,703	$136,945

Other repossessed assets	$—	$—

Covered non-performing assets	$152,452	$171,168

Covered non-performing assets as a percentage of total assets	1.21%	1.85%

Covered non-PCI loans past due 90 days or more and still accruing	$120	$67

Troubled debt restructurings included in accruing covered loans	$333	$326

At March 31, 2015, covered non-performing assets decreased by $18.7 million to $152.5 million, compared with $171.2 million at December 31, 2014, primarily due to a decrease in covered non-accrual loans of $19.5 million. Covered non-performing loans totaled $14.7 million at March 31, 2015 and $34.2 million at December 31, 2014. At March 31, 2015, covered non-performing loans included four commercial and industrial relationships with loans of $0.6 million secured by accounts receivable and inventory, four commercial real estate loan relationships of $11.5 million, 14 residential real estate loan relationships of $1.6 million, as well as construction and land development loans of $1.0 million. At December 31,

2014, covered non-performing loans included two commercial and industrial relationships with loans of $2.1 million secured by accounts receivable and inventory, four commercial real estate loan relationships of $30.8 million, nine residential real estate loan relationships of $1.1 million, as well as construction and land development loans of $1.0 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO increased $0.8 million to $137.7 million at March 31, 2015, compared with $136.9 million at December 31, 2014. The increase was primarily due to the addition of 39 properties totaling $24.0 million, partially offset by the disposal of 73 properties totaling $22.3 million and fair value valuation decreases of $0.9 million.

Covered non-PCI loans past due 90 days or more and still accruing totaled $0.1 million at March 31, 2015 and included a secured commercial and industrial loan, an unsecured commercial and industrial loan, and a commercial real estate loan. Covered non-PCI loans past due 90 days or more and still accruing totaled $0.1 million at December 31, 2014 and included a secured commercial and industrial loan, a construction and land development loan, and a residential real estate loan.

At March 31, 2015, TDRs on covered loans totaled $1.5 million, of which $0.3 million relate to covered loans that are considered to be performing and covered non-performing loans of $1.2 million included in non-accrual loans. At December 31, 2014, TDRs on covered loans totaled $0.7 million, of which $0.3 million relate to covered loans that are considered to be performing and covered non-performing loans of $0.4 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At March 31, 2015 and December 31, 2014, our reserves for unpaid losses and LAE were $29.0 million and $25.4 million, respectively, net of estimated recoveries from reinsurance of $8.5 million and $4.3 million, respectively. The increase in the net reserve for unpaid losses and LAE was primarily due to increased reserves attributable to prior period adverse development associated with litigation emerging from a series of hail storms within the 2012 through 2014 accident years. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investment in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Overall, average deposits totaled $7.3 billion during the three months ended March 31, 2015, an increase from average deposits of $6.7 billion during the three months ended March 31, 2014 and $6.4 billion during the year ended December 31, 2014. The increase in average deposits during the three months ended March 31, 2015, compared with the same period in 2014 and the year ended December 31, 2014, was primarily due to changes within our demand deposit and time deposit accounts. The increase in demand deposits between the noted periods primarily related to the inclusion of those deposits assumed in the SWS Merger, while the decrease in time deposits between the noted periods was due to our strategic decision during the second quarter of 2014 to offer lower renewal rates on certain time deposits acquired in the FNB Transaction. For the periods presented below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the PlainsCapital Merger and the FNB Transaction.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Three Months Ended March 31,				Year Ended
	2015		2014		December 31, 2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,152,610	0.00%	$1,721,403	0.00%	$1,862,277	0.00%
Interest-bearing demand deposits	3,130,424	0.14%	2,355,333	0.22%	2,249,527	0.22%
Savings deposits	327,802	0.16%	312,675	0.25%	304,774	0.19%
Time deposits	1,646,318	0.76%	2,281,205	0.40%	1,936,447	0.53%
	$7,257,154	0.24%	$6,670,616	0.23%	$6,353,025	0.25%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	March 31, 2015		December 31, 2014
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$999,476	0.52%	$762,696	0.32%
Notes payable	108,682	2.45%	56,684	4.27%
Junior subordinated debentures	67,012	3.54%	67,012	3.52%
	$1,175,170	0.95%	$886,392	0.88%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $236.8 million increase in short-term borrowings at March 31, 2015 compared with December 31, 2014 was primarily due to an increase of $378.3 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance its activities, partially offset by a decrease of $150.0 million in borrowings at the FHLB that had an original maturity of one year or less. The increase in short-term bank loans and securities sold under agreements to repurchase was due to both the inclusion of those operations acquired in the SWS Merger and an increase in borrowings at FSC to finance the increased purchases of eligible escrow securities given the closing of a Treasury program previously used for refinancings and the increase in municipal refundings resulting from interest rate levels. The decrease in borrowings at the FHLB was the result of lower funding requirements due to the additional cash acquired in the SWS Merger and proceeds from the sales of the investment portfolio of the former SWS FSB. Notes payable at March 31, 2015 of $108.7 million was comprised of insurance segment term notes of $53.5 million and the addition during 2015 of those FHLB borrowings with an original maturity greater than one year held by the former SWS FSB within the banking segment of $55.2 million. For the 2015 period above, the average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making acquisitions. At March 31, 2015, Hilltop had $58.9 million in freely available cash and cash equivalents, a decrease of $87.1 million from $146.0 million at December 31, 2014. This decrease in available cash was primarily due to the use of $78.2 million to settle the cash portion of the merger consideration associated with the SWS Merger. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop may also receive dividends from its subsidiaries. The current short-term liquidity needs of Hilltop include operating expenses and interest on debt obligations.

Senior Notes due 2025

On April 9, 2015, we completed our offering of $150.0 million aggregate principal amount of our Senior Notes in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Notes were offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside of the United States under Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of April 9, 2015 (the “indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The net proceeds from the offering, after deducting estimated fees and expenses and the initial purchaser’ discounts, were approximately $148 million. We used the net proceeds of the offering to redeem all of our outstanding Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million, and will utilize the remainder for general corporate purposes. The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The indenture contains covenants that limit our ability to, among other things and subject to certain significant exceptions: (i) dispose of or issue voting stock of certain of our bank subsidiaries or subsidiaries that own voting stock of our bank subsidiaries, (ii) incur or permit to exist any mortgage, pledge, encumbrance or lien or charge on the capital stock of certain of our bank subsidiaries or subsidiaries that own capital stock of our bank subsidiaries and (iii) sell all or substantially all of our assets or merge or consolidate with or into other companies.  The indenture also provide for certain events of default, which, if any of them occurs, would permit or require the principal amount, premium, if any, and accrued and unpaid interest on the then outstanding notes to be declared immediately due and payable.

In connection with the issuance of the Senior Notes, on April 9, 2015, we entered into a registration rights agreement pursuant to which we agreed to use our commercially reasonable efforts to (i) have an exchange offer registration statement declared effective by the SEC no later than July 8, 2015 (the “effectiveness deadline”) and (ii) following the effectiveness of the exchange offer registration statement, (a) commence the exchange offer and keep the exchange offer open for not less than 20 business days (or longer if required by applicable law), and (b) issue exchange notes (the “exchange notes”) with terms substantially identical to the terms of the Senior Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the Senior Notes will not apply to the exchange notes, in exchange for all Senior Notes tendered in the exchange offer no later than 30 days (or longer, if required by the federal securities laws) after the effectiveness deadline.

If we fail to meet our registration obligations under the registration rights agreement, then we agreed to pay holders of the Senior Notes whose ability to transfer such Senior Notes is restricted additional interest in an amount equal to 0.25% per annum per $1,000 in principal amount of transfer-restricted Senior Notes held by such holder for the first 90-day period immediately following the occurrence of such Registration Default, and an additional 0.25% per annum per $1,000 in principal amount of transfer-restricted Senior Notes for each subsequent 90-day period, until all registration defaults have been cured, up to a maximum amount of additional interest of 0.50% per annum per $1,000 in principal amount of transfer-restricted Senior Notes.

SWS

On January 1, 2015, we completed our acquisition of SWS in a stock and cash transaction, whereby SWS merged with and into Hilltop Securities. SWS’s broker-dealer subsidiaries, Southwest Securities and SWS Financial, became subsidiaries of Hilltop Securities. Immediately following the SWS Merger, SWS’s banking subsidiary, SWS FSB, was merged into the Bank. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.1 million, consisting of 10.1 million shares of common stock, $78.2 million in cash and $70.3 million associated with our existing investment in SWS common stock. Additionally, due to appraisal rights proceedings filed in connection with the SWS Merger, the merger consideration is subject to change, and therefore, preliminary at this time.

Series B Preferred Stock

As a result of the PlainsCapital Merger, the outstanding shares of PlainsCapital Corporation’s Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Treasury, were converted on a one-for-one basis into shares of Hilltop Series B Preferred Stock. The terms of our Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuated until December 31, 2013 based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank. The shares of Hilltop Series B Preferred Stock are senior to shares of our common stock with respect to dividends and liquidation preference, and qualify as Tier 1 Capital for regulatory purposes. At both March 31, 2015 and December 31, 2014, $114.1 million of our Series B Preferred Stock was outstanding. During the three months ended March 31, 2015, we accrued dividends of $1.4 million on the Hilltop Series B Preferred Stock.

The dividend rate on the Hilltop Series B Preferred Stock had been fixed at 5.0% per annum since January 1, 2014, based upon our level of QSBL at September 30, 2013. We redeemed all shares of Series B Preferred Stock on April 28, 2015.

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

In January 2015, the new comprehensive capital framework (“Basel III”) for U.S. banking organizations became effective for the Bank and Hilltop for reporting periods beginning after January 1, 2015 (subject to a phase-in period through January 2019). Under Basel III, total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital is further composed of common equity Tier 1 capital and additional Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital.

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2015, under guidance issued by the Board of Governors of the Federal Reserve System.

The final rules also provide for a number of adjustments to and deductions from the new common equity Tier 1 capital ratio, as well as changes to the calculation of risk weighted assets which is expected to increase the absolute level. Under current capital standards, the effects of accumulated other comprehensive items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Hilltop and the Bank, made a one-time permanent election to continue to exclude these items. Hilltop and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from the common equity Tier 1 capital ratio to the extent that any one such category exceeds 10% of the common equity Tier 1 capital ratio or all such categories in the aggregate exceed 15% of the common equity Tier 1 capital ratio. Further, deferred tax assets which are related to operating losses and tax credit carry forward are excluded from the common equity Tier 1 capital ratio.

At March 31, 2015, Hilltop exceeded all regulatory capital requirements in accordance with Basel III with a total capital to risk weighted assets ratio of 20.82%, Tier 1 capital to risk weighted assets ratio of 20.26%, common equity Tier 1 capital to risk weighted assets ratio of 18.05%, and a Tier 1 capital to average assets, or leverage, ratio of 12.68%. The Bank’s consolidated actual capital amounts and ratios at March 31, 2015 resulted in it being considered “well-capitalized” under regulatory requirements in accordance with Basel III, and included a total capital to risk weighted assets ratio of 17.19%, Tier 1 capital to risk weighted assets ratio of 16.46%, common equity Tier 1 capital to risk weighted assets ratio of 16.46%, and a Tier 1 capital to average assets, or leverage, ratio of 11.34%. We discuss regulatory capital requirements in more detail in Note 15 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Banking — BASEL III” set forth in Part I, Item I. of our 2014 Form 10-K.

Cash Flow Activities

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $708.5 million at March 31, 2015, a decrease of $104.6 million from $813.1 million at December 31, 2014. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash used in operations during the three months ended March 31, 2015 was $38.8 million, a decrease in cash flow of $193.1 million compared with the same period in 2014. Cash used in operations increased primarily due to reductions in cash provided by our mortgage loan origination activities and the inclusion of those operating activities acquired in the SWS Merger during the three months ended March 31, 2015.

Cash provided by our investing activities during the three months ended March 31, 2015 was $792.3 million, including net proceeds from securities in our investment portfolio of $453.6 million, the net change in loans of $267.5 million, and net cash from the SWS Merger of $41.1 million. Cash used in our investment activities during three months ended March 31, 2014 was $39.4 million, including $45.2 million in net purchases of securities in our investment portfolio and net purchases of premises and equipment and other assets of $8.7 million, partially offset by $14.7 million in proceeds from sales of premises and equipment and other real estate owned.

Cash used in financing activities during the three months ended March 31, 2015 was $858.0 million, compared with cash provided by financing activities of $56.5 million during the same period in 2014. This year-over year decrease in cash flow of $914.5 million was primarily due to reductions in cash associated with the net change in deposits of $815.5 million, the net change in short-term borrowings of $76.8 million and payments on notes payable of $23.0 million.

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

Our asset and liability group is responsible for continuously monitoring our liquidity position to ensure that assets and liabilities are managed in a manner that will meet our short-term and long-term cash requirements. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities and collateralized mortgage obligations, the possible sale of available for sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. For short-term liquidity needs, we utilize federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions.  For intermediate liquidity needs, we utilize advances from the FHLB. To supply liquidity over the longer term, we have access to brokered time deposits, term loans at the FHLB and borrowings under lines of credit with other financial institutions.

We had deposits of $7.1 billion at March 31, 2015, an increase of $759.4 million from $6.4 billion at December 31, 2014. This increase is primarily due to the inclusion of $938.3 million of deposits assumed in the SWS Merger. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At March 31, 2015, money market deposits, including brokered deposits, were $1.3 billion; time deposits, including brokered deposits, were $1.6 billion; and noninterest bearing demand deposits were $2.3 billion. Money market deposits, including brokered deposits, increased by $328.0 million from $941.8 million and time deposits, including brokered deposits, decreased $85.0 million from $1.7 billion at December 31, 2014.

The Bank’s 15 largest depositors, excluding Hilltop and First Southwest, accounted for 11.35% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding First Southwest, accounted for 6.62% of the Bank’s total deposits at March 31, 2015. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with four unaffiliated banks of up to $305.0 million and Southwest Securities has credit arrangements with three unaffiliated banks of up to $375.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At March 31, 2015, FSC and Southwest Securities had borrowed $131.7 million and $128.0 million, respectively, under these credit arrangements. In addition, Southwest Securities has a committed revolving credit facility with an unaffiliated bank of up to $45.0 million. At March 31, 2015, Southwest Securities had no borrowings under this credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.5 billion maintained with the Bank. At March 31, 2015, PrimeLending had outstanding borrowings of $1.1 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million. At March 31, 2015, PrimeLending had no borrowings under the JPMorgan Chase line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $227.1 million, or 91.7%, equity investments of $13.9 million and other investments of $6.5 million comprised NLC’s $247.5 million in total cash and investments at March 31, 2015. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo Bank, N.A. and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.6 billion at March 31, 2015 and outstanding financial and performance standby letters of credit of $43.0 million at March 31, 2015.

In the normal course of business, the Hilltop Broker-Dealers execute, settle and finance various securities transactions that may expose the Hilltop Broker-Dealers to off-balance sheet risk in the event that a customer or counterparty does not fulfill its contractual obligations. Examples of such transactions include the sale of securities not yet purchased by customers or for the account of the Hilltop Broker-Dealers, use of derivatives to support certain non-profit housing organization clients, clearing agreements between the Hilltop Broker-Dealers and various clearinghouses and broker-dealers, secured financing arrangements that involve pledged securities, and when-issued underwriting and purchase commitments.

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for loan losses, FDIC Indemnification Asset, reserve for losses and loss adjustment expenses, goodwill and identifiable intangible assets, loan indemnification liability, mortgage servicing rights and acquisition accounting. Since December 31, 2014, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in our 2014 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2014 Form 10-K, except as discussed below.

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

	March 31, 2015
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,127,186	$633,885	$887,486	$333,748	$866,194	$5,848,499
Securities	71,603	149,495	301,585	121,571	274,912	919,166
Federal funds sold and securities purchased under agreements to resell	14,425	—	—	—	—	14,425
Other interest sensitive assets	437,494	—	—	—	26,471	463,965
Total interest sensitive assets	3,650,708	783,380	1,189,071	455,319	1,167,577	7,246,055

Interest sensitive liabilities:
Interest bearing checking	$2,441,956	$—	$—	$—	$—	$2,441,956
Savings	344,919	—	—	—	—	344,919
Time deposits	422,671	653,187	445,798	22,759	44,241	1,588,656
Notes payable & other borrowings	349,529	150,893	25,499	18,346	16,647	560,914
Total interest sensitive liabilities	3,559,075	804,080	471,297	41,105	60,888	4,936,445

Interest sensitivity gap	$91,633	$(20,700)	$717,774	$414,214	$1,106,689	$2,309,610

Cumulative interest sensitivity gap	$91,633	$70,933	$788,707	$1,202,921	$2,309,610

Percentage of cumulative gap to total interest sensitive assets	1.26%	0.98%	10.88%	16.60%	31.87%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at March 31, 2015 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$11,826	4.55%	$71,825	5.47%
+200	$6,038	2.32%	$56,950	4.33%
+100	$(3,571)	-1.37%	$26,369	2.01%
-50	$1,180	0.45%	$(49,301)	-3.75%

The projected changes in net interest income and economic value of equity to changes in interest rates at March 31, 2015 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as it relates to the incorporation of the acquired systems and processes of SWS into our internal control environment.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 12 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

Except as follows, there have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2014 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2014 Form 10-K.

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.

At March 31, 2015, on a consolidated basis, we had total deposits of $7.1 billion and other indebtedness of $1.2 billion. In addition, on April 9, 2015, we issued $150.0 million aggregate principal amount of Senior Notes. Our significant amount of indebtedness could have important consequences, such as:

•                  limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

•                  limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•                  limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•                  restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

•                  restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and certain of our subsidiaries’ existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

•                  exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•                  increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and

•                  limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

In addition to our debt service obligations, our operations require substantial investments on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.

Subject to the restrictions in the indenture governing the Senior Notes, we may incur significant additional indebtedness, including secured indebtedness. If new debt is added to our current debt levels, the risks described above could increase.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Senior Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

•                  our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•                  our future ability to refinance the Senior Notes, which depends on, among other things, our complying with the covenants in the indenture governing the Senior Notes.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to obtain financing in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, including the Senior Notes, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, including our obligations under the Senior Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity and/or negotiate with our lenders and other creditors to restructure the applicable debt, in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. The indenture governing the Senior Notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

The indenture governing the Senior Notes contains, and any instruments governing future indebtedness of ours would likely contain, restrictions that will limit our flexibility in operating our business.

The indenture governing the Senior Notes contains, and any instruments governing future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•                  dispose of or issue voting stock of certain subsidiaries; or

•                  incur or permit to exist any mortgage, pledge, encumbrance or lien or charge on the capital stock of certain subsidiaries.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under the indenture governing the Senior Notes offered hereby. Upon a default, holders of the Senior Notes offered hereby would have the ability ultimately to force us into bankruptcy or liquidation, subject to the indenture governing the Senior Notes. In addition, a default under the indenture governing the Senior Notes could trigger a cross default under the agreements governing our existing and future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2015, we issued an aggregate of 2,545 shares of common stock under the Hilltop Holdings 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our Board of Directors during the first quarter of 2015. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: May 6, 2015	By:	/s/ Darren Parmenter
Darren Parmenter
Executive Vice President — Principal Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

4.1

Indenture, dated as of April 9, 2015, by and between Hilltop Holdings Inc. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2015 (File No. 001-31987) and incorporated herein by reference).

10.1

Registration Rights Agreement, dated as of April 9, 2015, by and among Hilltop Holdings Inc. and Barclays Capital Inc. and Sandler O’Neill & Partners, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2015 (File No. 001-31987) and incorporated herein by reference).

10.2	Compensation Arrangement with Jeremy B. Ford (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015 (File No. 001-31987) and incorporated herein by reference).

10.3	Compensation Arrangement with Darren Parmenter (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015 (File No. 001-31987) and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*           Filed herewith.