Form 10-Q
period 2015-06-30
Hilltop Holdings Inc.
filed 2015-07-29
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant's common stock outstanding at July 29, 2015 was 99,517,560.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$583,043	$782,473
Federal funds sold	22,814	30,602
Securities purchased under agreements to resell	79,153	—
Assets segregated for regulatory purposes	188,094	76,013
Securities:
Trading, at fair value	265,429	65,717
Available for sale, at fair value (amortized cost of $765,392 and $924,755 respectively)	763,463	925,535
Held to maturity, at amortized cost (fair value of $313,529 and $118,345, respectively)	312,960	118,209
	1,341,852	1,109,461

Loans held for sale	1,397,617	1,309,693
Non-covered loans, net of unearned income	4,956,969	3,920,476
Allowance for non-covered loan losses	(40,484)	(37,041)
Non-covered loans, net	4,916,485	3,883,435

Covered loans, net of allowance of $934 and $4,611, respectively	493,299	638,029
Broker-dealer and clearing organization receivables	2,070,770	167,884
Premises and equipment, net	206,411	206,991
FDIC indemnification asset	102,381	130,437
Covered other real estate owned	125,510	136,945
Other assets	636,183	458,862
Goodwill	251,808	251,808
Other intangible assets, net	61,778	59,783
Total assets	$12,477,198	$9,242,416

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,135,988	$2,076,385
Interest-bearing	4,660,449	4,293,507
Total deposits	6,796,437	6,369,892

Broker-dealer and clearing organization payables	2,048,176	179,042
Short-term borrowings	1,100,025	762,696
Securities sold, not yet purchased, at fair value	135,592	48
Notes payable	245,420	56,684
Junior subordinated debentures	67,012	67,012
Other liabilities	409,904	345,803
Total liabilities	10,802,566	7,781,177
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series B, liquidation value per share of $1,000; 114,068 shares issued and outstanding at December 31, 2014	—	114,068
Common stock, $0.01 par value, 125,000,000 shares authorized; 99,515,048 and 90,181,888 shares issued and outstanding, respectively	995	902
Additional paid-in capital	1,582,655	1,390,788
Accumulated other comprehensive income (loss)	(1,105)	651
Retained earnings (accumulated deficit)	90,376	(45,957)
Deferred compensation employee stock trust, net	1,182	—
Employee stock trust (29,589 shares, at cost)	(590)	—
Total Hilltop stockholders' equity	1,673,513	1,460,452
Noncontrolling interests	1,119	787
Total stockholders' equity	1,674,632	1,461,239
Total liabilities and stockholders' equity	$12,477,198	$9,242,416

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$96,967	$92,204	$184,355	$171,948
Securities borrowed	9,675	1,878	19,693	3,342
Securities:
Taxable	6,227	7,618	13,276	15,206
Tax-exempt	1,557	1,187	3,298	2,429
Other	1,236	1,521	2,709	3,311
Total interest income	115,662	104,408	223,331	196,236

Interest expense:
Deposits	3,900	3,096	8,215	6,855
Securities loaned	6,889	927	14,395	1,765
Short-term borrowings	1,143	542	2,167	939
Notes payable	2,289	632	2,958	1,280
Junior subordinated debentures	595	587	1,180	1,171
Other	179	178	357	359
Total interest expense	14,995	5,962	29,272	12,369

Net interest income	100,667	98,446	194,059	183,867
Provision for loan losses	158	5,533	2,845	8,775
Net interest income after provision for loan losses	100,509	92,913	191,214	175,092

Noninterest income:
Net realized gains on securities	—	—	4,403	—
Net gains from sale of loans and other mortgage production income	147,175	106,054	267,720	185,165
Mortgage loan origination fees	20,958	16,983	35,547	29,327
Net insurance premiums earned	40,318	40,777	79,885	81,096
Securities commissions and fees	41,137	6,994	84,188	13,992
Investment and securities advisory fees and commissions	29,665	15,270	54,587	29,607
Bargain purchase gain	—	—	80,657	—
Other	22,147	17,203	46,626	34,194
Total noninterest income	301,400	203,281	653,613	373,381

Noninterest expense:
Employees' compensation and benefits	200,381	124,445	382,954	230,874
Loss and loss adjustment expenses	41,241	35,275	60,101	53,612
Policy acquisition and other underwriting expenses	11,740	11,652	23,414	23,339
Occupancy and equipment, net	30,842	25,762	60,027	52,100
Other	69,113	54,078	141,297	103,916
Total noninterest expense	353,317	251,212	667,793	463,841

Income before income taxes	48,592	44,982	177,034	84,632
Income tax expense	18,137	16,294	33,557	30,648

Net income	30,455	28,688	143,477	53,984
Less: Net income attributable to noncontrolling interest	405	177	758	287

Income attributable to Hilltop	30,050	28,511	142,719	53,697
Dividends on preferred stock	428	1,426	1,854	2,852
Income applicable to Hilltop common stockholders	$29,622	$27,085	$140,865	$50,845

Earnings per common share:
Basic	$0.30	$0.30	$1.41	$0.56
Diluted	$0.30	$0.30	$1.40	$0.56

Weighted average share information:
Basic	99,486	89,709	99,613	89,708
Diluted	100,410	90,569	100,507	90,576

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$30,455	$28,688	$143,477	$53,984
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of tax of $(3,829), $7,638, $625 and $17,221, respectively	(6,855)	13,553	1,058	32,362
Reclassification adjustment for gains included in net income, net of tax of $(1,589)	—	—	(2,814)	—
Comprehensive income	23,600	42,241	141,721	86,346
Less: comprehensive income attributable to noncontrolling interest	405	177	758	287

Comprehensive income applicable to Hilltop	$23,195	$42,064	$140,963	$86,059

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated	Retained	Deferred			Total
					Additional	Other	Earnings	Compensation	Employee		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2013	114	$114,068	90,176	$902	$1,388,641	$(34,863)	$(157,607)	$—	—	$—	$1,311,141	$781	$1,311,922
Net income	—	—	—	—	—	—	53,697	—	—	—	53,697	287	53,984
Other comprehensive income	—	—	—	—	—	32,362	—	—	—	—	32,362	—	32,362
Stock-based compensation expense	—	—	—	—	1,979	—	—	—	—	—	1,979	—	1,979
Common stock issued to board members	—	—	5	—	115	—	—	—	—	—	115	—	115
Dividends on preferred stock	—	—	—	—	(2,852)	—	—	—	—	—	(2,852)	—	(2,852)
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(348)	(348)
Balance, June 30, 2014	114	$114,068	90,181	$902	$1,387,883	$(2,501)	$(103,910)	$—	—	$—	$1,396,442	$720	$1,397,162

Balance, December 31, 2014	114	$114,068	90,182	$902	$1,390,788	$651	$(45,957)	$—	—	$—	$1,460,452	$787	$1,461,239
Net income	—	—	—	—	—	—	142,719	—	—	—	142,719	758	143,477
Other comprehensive loss	—	—	—	—	—	(1,756)	—	—	—	—	(1,756)	—	(1,756)
Issuance of common stock	—	—	10,101	101	199,932	—	—	—	—	—	200,033	—	200,033
Stock-based compensation expense	—	—	—	—	4,253	—	—	—	—	—	4,253	—	4,253
Common stock issued to board members	—	—	6	—	113	—	—	—	—	—	113	—	113
Dividends on preferred stock	—	—	—	—	—	—	(1,854)	—	—	—	(1,854)	—	(1,854)
Redemption of preferred stock	(114)	(114,068)	—	—	—	—	—	—	—	—	(114,068)	—	(114,068)
Repurchase of common stock	—	—	(774)	(8)	(12,431)	—	(4,532)	—	—	—	(16,971)	—	(16,971)
Deferred compensation plan	—	—	—	—	—	—	—	1,182	30	(590)	592	—	592
Cash distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(426)	(426)
Balance, June 30, 2015	—	$—	99,515	$995	$1,582,655	$(1,105)	$90,376	$1,182	30	$(590)	$1,673,513	$1,119	$1,674,632

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$143,477	$53,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,845	8,775
Depreciation, amortization and accretion, net	(36,557)	(48,612)
Net realized gains on securities	(4,403)	—
Bargain purchase gain	(80,657)	—
Deferred income taxes	(2,691)	4,842
Other, net	(2,810)	2,191
Net change in securities purchased under agreements to resell	(34,412)	—
Net change in assets segregated for regulatory purposes	69,529	(3,998)
Net change in trading securities	66,356	(2,817)
Net change in broker-dealer and clearing organization receivables	(929,477)	(146,643)
Net change in FDIC Indemnification Asset	28,882	15,024
Net change in other assets	(69,150)	(39,844)
Net change in broker-dealer and clearing organization payables	1,021,493	177,748
Net change in other liabilities	(13,349)	18,512
Net gains from sales of loans	(267,720)	(185,165)
Loans originated for sale	(6,858,751)	(4,927,983)
Proceeds from loans sold	6,993,935	4,782,239
Net cash provided by (used in) operating activities	26,540	(291,747)

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	23,509	911
Proceeds from sales, maturities and principal reductions of securities available for sale	548,280	97,867
Purchases of securities held to maturity	(146,433)	(66,207)
Purchases of securities available for sale	(16,725)	(47,557)
Net change in loans	244,681	68,552
Purchases of premises and equipment and other assets	(14,394)	(19,815)
Proceeds from sales of premises and equipment and other real estate owned	70,767	38,281
Proceeds from redemption of bank owned life insurance	822	—
Net cash paid for Federal Home Loan Bank and Federal Reserve Bank stock	(14,313)	(31,440)
Net cash from acquisition	41,097	—
Net cash provided by investing activities	737,291	40,592

Financing Activities
Net change in deposits	(1,123,301)	(647,143)
Net change in short-term borrowings	173,089	845,106
Proceeds from notes payable	150,078	1,000
Payments on notes payable	(35,970)	(1,743)
Redemption of preferred stock	(114,068)	—
Payments to repurchase common stock	(16,971)	—
Dividends paid on preferred stock	(3,280)	(2,768)
Net cash distributed to noncontrolling interest	(426)	(348)
Other, net	(200)	(187)
Net cash provided by (used in) financing activities	(971,049)	193,917

Net change in cash and cash equivalents	(207,218)	(57,238)
Cash and cash equivalents, beginning of period	813,075	746,023
Cash and cash equivalents, end of period	$605,857	$688,785

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$27,662	$13,046
Cash paid for income taxes, net of refunds	$95,708	$5,582
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$37,241	$34,391
Common stock issued in acquisition	$200,626	$—

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

On January 1, 2015, Hilltop completed its acquisition of SWS Group, Inc. (“SWS”) in a stock and cash transaction, whereby SWS merged with and into Hilltop Securities, a wholly owned subsidiary of Hilltop initially formed for the purpose of facilitating this transaction (the "SWS Merger"). SWS’s broker-dealer subsidiaries, Southwest Securities (“Southwest Securities”) and SWS Financial Services, Inc. (“SWS Financial”), became subsidiaries of Hilltop Securities. Immediately following the SWS Merger, SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank, an indirect wholly owned subsidiary of Hilltop. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.1 million, consisting of 10.1 million shares of common stock, $78.2 million in cash and $70.3 million associated with Hilltop’s existing investment in SWS common stock. Additionally, due to appraisal rights proceedings filed in connection with the SWS Merger, the merger consideration is subject to change, and is therefore, preliminary as of the date of this report. Based on preliminary purchase date valuations, the fair value of the assets acquired was $3.3 billion, including $707.5 million in securities, $863.8 million in non-covered loans and $1.2 billion in broker-dealer and clearing organization receivables. The fair value of liabilities assumed was $2.9 billion, consisting primarily of deposits of $1.3 billion and $1.1 billion in broker-dealer and clearing organization payables.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses, the fair values of financial instruments, the amounts receivable from the Federal Deposit Insurance Corporation (the “FDIC”) under loss-share agreements (the “FDIC Indemnification Asset”), reserves for losses and loss adjustment expenses, the mortgage loan indemnification liability, and the potential impairment of assets are particularly subject to change. The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements. As discussed in Note 2 to the consolidated financial statements, the SWS Merger purchase date valuations associated with loans and taxes are considered preliminary because management’s review and approval of certain key assumptions is not complete.

The operations of SWS were included in the Company’s operating results beginning January 1, 2015 and such operations included a preliminary bargain purchase gain of $82.8 million as disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015. During the quarter ended June 30, 2015, the estimated fair value of the customer relationship intangible asset acquired as of January 1, 2015 was adjusted in accordance with the Business Combinations Topic of the Accounting Standards Codification (“ASC”) as a result of management’s review and approval of certain key assumptions that existed as of January 1, 2015. This adjustment resulted in a decrease in the preliminary bargain purchase gain associated with the SWS Merger to $80.7 million. This change is reflected in the consolidated statements of operations within noninterest income during the six months ended June 30, 2015. The adjustment to the preliminary bargain purchase gain decreased net income for the three months ended March 31, 2015 by $2.1 million as compared with amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Additionally, certain amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 within the consolidated balance sheet as of March 31, 2015, the related statement of comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2015, as well as the notes to the consolidated financial statements, will be revised in future filings.

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation.

Hilltop owns 100% of the outstanding stock of PlainsCapital. PlainsCapital owns 100% of the outstanding stock of the Bank and 100% of the membership interest in PlainsCapital Equity, LLC. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”) and has a 100% membership interest in PlainsCapital Securities, LLC.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC, the controlling and sole managing member of PrimeLending Ventures, LLC (“Ventures”).

Hilltop has a 100% membership interest in Hilltop Securities, which operates through its wholly-owned subsidiaries, First Southwest Holdings, LLC (“First Southwest”), Southwest Securities and SWS Financial (collectively, the “Hilltop Broker-Dealers”). The principal subsidiaries of First Southwest are First Southwest Company, LLC (“FSC”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), and First Southwest Asset Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940. Southwest Securities is a broker-dealer registered with the SEC and FINRA and a member of the NYSE, and SWS Financial is an introducing broker-dealer that is also registered with the SEC and FINRA.

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

2. Acquisition

SWS Merger

On January 1, 2015, Hilltop completed its acquisition of SWS in a stock and cash transaction as discussed in Note 1 to the consolidated financial statements. The operations of SWS are included in the Company’s operating results beginning January 1, 2015. Such operating results include a preliminary bargain purchase gain of $80.7 million and are not necessarily indicative of future operating results. SWS’s results of operations prior to the acquisition date are not included in the Company’s consolidated operating results.

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

Cash and due from banks	$119,314
Federal funds sold and securities purchased agreements to resell	44,741
Assets segregated for regulatory purposes	181,610
Securities	707,476
Non-covered loans, net	863,819
Broker-dealer and clearing organization receivables	1,221,793
Other assets	157,594
Total identifiable assets acquired	3,296,347

Deposits	(1,287,509)
Broker-dealer and clearing organization payables	(1,109,978)
Short-term borrowings	(164,240)
Securities sold, not yet purchased, at fair value	(140,409)
Notes payable	(76,643)
Other liabilities	(87,786)
Total liabilities assumed	(2,866,565)
Preliminary estimated bargain purchase gain	(80,657)
349,125
Less Hilltop existing investment in SWS	(70,282)
Net identifiable assets acquired	$278,843

The preliminary bargain purchase gain represents the excess of the preliminary estimated fair value of the underlying net tangible assets and intangible assets over the preliminary merger consideration. The SWS Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code, therefore no income taxes were recorded in connection with the preliminary bargain purchase gain. The Company used significant estimates and assumptions to value certain identifiable assets acquired and liabilities assumed. Because management’s review and approval of certain key assumptions is not complete, the purchase date valuations related to loans and taxes are considered preliminary and could differ significantly when finalized. The preliminary bargain purchase gain was primarily driven by the Company’s ability to realize acquired deferred tax assets through its consolidated core earnings and the decline in the price of the Company’s common stock between the date the fixed conversion ratio was agreed upon and the closing date.

Included within the fair value of other assets in the table above are identifiable intangible assets recorded in connection with the SWS Merger. The allocation to intangible assets is as follows (in thousands).

	Estimated Useful	Gross Intangible
	Life (Years)	Assets
Customer relationships	14	$7,300
Core deposits	4	160
		$7,460

Transaction and integration related expenses associated with the SWS Merger of $4.5 million and $0.4 million during the three months ended June 30, 2015 and 2014, respectively, and $14.5 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively, are included in noninterest expense within the consolidated statements of operations. Such expenses were for professional services and other incremental employee and contractual costs associated with the integration of SWS’s operations.

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

Pro Forma Results of Operations

The results of operations acquired in the SWS Merger have been included in the Company’s consolidated financial results since January 1, 2015. The following table discloses the impact of SWS on the Company’s results of operations. The table presents pro forma results had the SWS Merger taken place on January 1, 2014 and includes the estimated impact of purchase accounting adjustments (in thousands). The purchase accounting adjustments reflect the impact of recording the acquired loans at fair value, including the estimated accretion of the purchase discount on the loan portfolio. Accretion estimates were based on the acquisition date purchase discount on the loan portfolio, as it was not practicable to determine the amount of discount that would have been recorded based on economic conditions that existed on January 1, 2014. The pro forma results do not include any potential operating cost savings as a result of the

SWS Merger. Further, certain costs associated with any integration activities are also not reflected in the pro forma results. Pro forma results exclude nonrecurring items resulting directly from the SWS Merger that do not have a continuing impact on results of operations. The pro forma results are not necessarily indicative of what would have occurred had the SWS Merger taken place on the indicated date.

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Net interest income	$115,795	$215,637
Other revenues	255,537	480,852
Net income	31,416	56,147

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

•

Level 2 Inputs: Observable inputs other than Level 1 prices. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, yield curves, prepayment speeds, default rates, credit risks and loss severities), and inputs that are derived from or corroborated by market data, among others.

•

Level 3 Inputs: Unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities. Level 3 inputs include pricing models and discounted cash flow techniques, among others.

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At June 30, 2015, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.36 billion, and the unpaid principal balance of those loans was $1.32 billion. At December 31, 2014, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.27 billion, and the unpaid principal balance of those loans was $1.22 billion. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

On October 2, 2014, Hilltop exercised its warrant to purchase 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share (the “SWS Warrant”) and paid the aggregate exercise price by the automatic elimination of the $50.0 million aggregate principal amount note due to Hilltop under its credit agreement with SWS. Following the exercise of the SWS Warrant, Hilltop owned approximately 21% of the outstanding shares of SWS common stock as of October 2, 2014. Contemporaneous with the exercise of the SWS Warrant, Hilltop changed the accounting method for its investment in SWS common stock and elected to account for its investment in accordance with the provisions of the Fair Value Option as permitted by GAAP. Hilltop had previously accounted for its investment in SWS common stock as an available for sale security. Under the Fair Value Option, Hilltop’s investment in SWS common stock is recorded at fair value effective October 2, 2014, with changes in fair value being recorded in other noninterest income within the consolidated statements of operations rather than as a component of other comprehensive income. At December 31, 2014, the fair value of Hilltop’s investment in SWS common stock was $70.3 million and is included in other assets within the consolidated balance sheet.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2015	Inputs	Inputs	Inputs	Fair Value
Trading securities	$7,043	$258,370	$16	$265,429
Available for sale securities	13,948	749,515	—	763,463
Loans held for sale	—	1,341,768	19,123	1,360,891
Derivative assets	—	44,335	—	44,335
MSR asset	—	—	44,985	44,985
Trading liabilities	33,792	101,800	—	135,592
Derivative liabilities	—	6,749	—	6,749

	Level 1	Level 2	Level 3	Total
December 31, 2014	Inputs	Inputs	Inputs	Fair Value
Trading securities	$39	$65,678	$—	$65,717
Available for sale securities	13,762	911,773	—	925,535
Loans held for sale	—	1,263,135	9,017	1,272,152
Derivative assets	—	23,805	—	23,805
MSR asset	—	—	36,155	36,155
Investment in SWS common stock	70,282	—	—	70,282
Trading liabilities	—	48	—	48
Derivative liabilities	—	12,849	—	12,849

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended June 30, 2015
Trading securities	$5,932	$—	$(3,397)	$(2,519)	$—	$16
Loans held for sale	19,495	17,473	(9,453)	(8,392)	—	19,123
MSR asset	31,648	9,406	—	3,931	—	44,985
Total	$57,075	$26,879	$(12,850)	$(6,980)	$—	$64,124

Six months ended June 30, 2015
Trading securities	$—	$7,301	$(3,397)	$(3,888)	$—	$16
Loans held for sale	9,017	28,609	(9,724)	(8,779)	—	19,123
MSR asset	36,155	12,096	—	(3,266)	—	44,985
Total	$45,172	$48,006	$(13,121)	$(15,933)	$—	$64,124

Three months ended June 30, 2014
Available for sale securities	$64,098	$—	$—	$616	$(895)	$63,819
Loans held for sale	26,826	5,522	(24,009)	2,070	—	10,409
MSR asset	29,939	7,376	—	(1,438)	—	35,877
Derivative liabilities	(5,950)	—	—	(350)	—	(6,300)
Total	$114,913	$12,898	$(24,009)	$898	$(895)	$103,805

Six months ended June 30, 2014
Available for sale securities	$60,053	$—	$—	$1,209	$2,557	$63,819
Loans held for sale	27,729	10,422	(29,603)	1,861	—	10,409
MSR asset	20,149	14,808	—	920	—	35,877
Derivative liabilities	(5,600)	—	—	(700)	—	(6,300)
Total	$102,331	$25,230	$(29,603)	$3,290	$2,557	$103,805

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

For Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Input	(Weighted-Average)
Trading securities	Discounted cash flow	Discount rate	8	-	17%	(10%)

Loans held for sale	Discounted cash flow / Market comparable	Projected price	88	-	96%	(95%)

MSR asset	Discounted cash flow	Constant prepayment rate			10.41%
		Discount rate			10.96%

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

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following table presents the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(9,063)	$—	$(9,063)	$35,651	$—	$35,651
MSR asset	3,931	—	3,931	(1,438)	—	(1,438)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Losses	Income	Fair Value	Gains	Income	Fair Value
Loans held for sale	$(15,758)	$—	$(15,758)	$40,169	$—	$40,169
MSR asset	(3,266)	—	(3,266)	920	—	920

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

At June 30, 2015, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	47%	59%	48%
Weighted average loss severity rate	54%	40%	36%
Weighted average prepayment speed	0%	5%	0%

At June 30, 2015, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 25%,  23% and 17%, respectively.

The Company obtains updated appraisals of the fair value of collateral securing impaired collateral dependent loans at least annually, in accordance with regulatory guidelines. The Company also reviews the fair value of such collateral on a quarterly basis. If the quarterly review indicates that the fair value of the collateral may have deteriorated, the Company orders an updated appraisal of the fair value of the collateral. Because the Company obtains updated appraisals when evidence of a decline in the fair value of collateral exists, it typically does not adjust appraised values.

Other Real Estate Owned — The Company reports other real estate owned (“OREO”) at fair value less estimated cost to sell. Any excess of recorded investment over fair value, less cost to sell, is charged against either the allowance for loan losses or the related PCI pool discount when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, downward valuation adjustments are charged against earnings. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At June 30, 2015, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Such discount was 1% per month for estimated holding periods of 6 to 24 months. Level 3 inputs were used to determine the initial fair value at acquisition of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At June 30, 2015 and December 31, 2014, the estimated fair value of covered OREO was $125.5 million and $136.9 million, respectively, and the underlying fair value measurements utilize Level 2 and Level 3 inputs. The fair value of non-covered OREO at June 30, 2015 and December 31, 2014 was $0.9 million and $0.8 million, respectively, and is included in other assets within the consolidated balance sheets. Level 3 inputs were used to determine the initial fair value at acquisition of properties totaling $5.6 million that were acquired in the SWS Merger. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the		Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30,		Six Months Ended June 30,
June 30, 2015	Inputs	Inputs	Inputs	Fair Value	2015	2014	2015	2014
Non-covered impaired loans	$—	$—	$66,273	$66,273	$(578)	$(222)	$(229)	$(437)
Covered impaired loans	—	—	76,384	76,384	431	(1,341)	3,649	(3,032)
Non-covered other real estate owned	—	—	—	—	—	(9)	(28)	(111)
Covered other real estate owned	—	16,656	—	16,656	(3,108)	(2,528)	(4,058)	(2,959)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
June 30, 2015	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$605,857	$605,857	$—	$—	$605,857
Held to maturity securities	312,960	—	313,529	—	313,529
Loans held for sale	36,726	—	36,726	—	36,726
Non-covered loans, net	4,916,485	—	626,810	4,312,845	4,939,655
Covered loans, net	493,299	—	—	623,324	623,324
Broker-dealer and clearing organization receivables	2,070,770	—	2,070,770	—	2,070,770
FDIC indemnification asset	102,381	—	—	102,381	102,381
Other assets	60,094	—	43,708	16,386	60,094

Financial liabilities:
Deposits	6,796,437	—	6,801,653	—	6,801,653
Broker-dealer and clearing organization payables	2,048,176	—	2,048,176	—	2,048,176
Short-term borrowings	1,100,025	—	1,100,025	—	1,100,025
Debt	312,432	—	305,772	—	305,772
Other liabilities	3,753	—	3,753	—	3,753

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2014	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$813,075	$813,075	$—	$—	$813,075
Held to maturity securities	118,209	—	118,345	—	118,345
Loans held for sale	37,541	—	37,541	—	37,541
Non-covered loans, net	3,883,435	—	378,425	3,528,769	3,907,194
Covered loans, net	638,029	—	—	767,751	767,751
Broker-dealer and clearing organization receivables	167,884	—	167,884	—	167,884
FDIC indemnification asset	130,437	—	—	130,437	130,437
Other assets	59,432	—	43,937	15,495	59,432

Financial liabilities:
Deposits	6,369,892	—	6,365,555	—	6,365,555
Broker-dealer and clearing organization payables	179,042	—	179,042	—	179,042
Short-term borrowings	762,696	—	762,696	—	762,696
Debt	123,696	—	117,028	—	117,028
Other liabilities	2,144	—	2,144	—	2,144

4. Securities

The fair value of trading securities are summarized as follows (in thousands).

	June 30,	December 31,
	2015	2014
U.S. Treasury securities	$6,021	$—
U.S. government agencies:
Bonds	32,464	—
Residential mortgage-backed securities	22,858	25,058
Collateralized mortgage obligations	1,260	—
Commercial mortgage-backed securities	15	—
Corporate debt securities	67,217	4
States and political subdivisions	68,516	40,616
Unit investment trusts	33,085	—
Private-label securitized product	32,281	—
Other	1,712	39
Totals	$265,429	$65,717

The Hilltop Broker-Dealers may purchase securities at a future date at the then-current market price to facilitate customer transactions. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $135.6 million at June 30, 2015.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,384	$226	$(3)	$19,607
U.S. government agencies:
Bonds	389,007	1,336	(6,495)	383,848
Residential mortgage-backed securities	48,761	1,058	(158)	49,661
Collateralized mortgage obligations	67,018	143	(2,710)	64,451
Corporate debt securities	100,947	4,099	(278)	104,768
States and political subdivisions	125,963	1,672	(1,082)	126,553
Commercial mortgage-backed securities	579	48	—	627
Equity securities	13,733	451	(236)	13,948
Totals	$765,392	$9,033	$(10,962)	$763,463

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,382	$264	$(33)	$19,613
U.S. government agencies:
Bonds	522,008	1,749	(7,516)	516,241
Residential mortgage-backed securities	51,363	1,672	(137)	52,898
Collateralized mortgage obligations	89,291	133	(2,300)	87,124
Corporate debt securities	93,406	5,125	(59)	98,472
States and political subdivisions	135,419	2,083	(717)	136,785
Commercial mortgage-backed securities	593	47	—	640
Equity securities	13,293	469	—	13,762
Totals	$924,755	$11,542	$(10,762)	$925,535

	Held to Maturity
	Amortized	Unrealized	Unrealized
June 30, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$50,295	$12	$(2)	$50,305
U.S. government agencies:
Bonds	32,372	156	—	32,528
Residential mortgage-backed securities	29,268	465	(6)	29,727
Collateralized mortgage obligations	189,791	534	(583)	189,742
States and political subdivisions	11,234	30	(37)	11,227
Totals	$312,960	$1,197	$(628)	$313,529

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,008	$—	$(6)	$25,002
U.S. government agencies:
Residential mortgage-backed securities	29,782	528	—	30,310
Collateralized mortgage obligations	57,328	—	(430)	56,898
States and political subdivisions	6,091	47	(3)	6,135
Totals	$118,209	$575	$(439)	$118,345

Information regarding available for sale securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	June 30, 2015			December 31, 2014
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for sale
U.S. treasury securities:
Unrealized loss for less than twelve months	2	$2,456	$3	4	$7,703	$27
Unrealized loss for twelve months or longer	—	—	—	1	1,706	6
	2	2,456	3	5	9,409	33
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	16	295,023	4,699	3	34,847	153
Unrealized loss for twelve months or longer	3	43,557	1,796	22	373,035	7,363
	19	338,580	6,495	25	407,882	7,516
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	4	9,970	158	—	—	—
Unrealized loss for twelve months or longer	—	—	—	4	11,056	137
	4	9,970	158	4	11,056	137
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	477	—	3	7,141	40
Unrealized loss for twelve months or longer	7	49,344	2,710	8	61,108	2,260
	9	49,821	2,710	11	68,249	2,300
Corporate debt securities:
Unrealized loss for less than twelve months	16	15,806	192	—	—	—
Unrealized loss for twelve months or longer	1	1,912	86	1	1,939	59
	17	17,718	278	1	1,939	59
States and political subdivisions:
Unrealized loss for less than twelve months	32	22,181	171	7	4,432	7
Unrealized loss for twelve months or longer	52	35,220	911	81	54,178	710
	84	57,401	1,082	88	58,610	717
Equity securities:
Unrealized loss for less than twelve months	3	6,833	211	—	—	—
Unrealized loss for twelve months or longer	2	260	25	—	—	—
	5	7,093	236	—	—	—
Total available for sale:
Unrealized loss for less than twelve months	75	352,746	5,434	17	54,123	227
Unrealized loss for twelve months or longer	65	130,293	5,528	117	503,022	10,535
	140	$483,039	$10,962	134	$557,145	$10,762

	June 30, 2015			December 31, 2014
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. treasury securities:
Unrealized loss for less than twelve months	1	$25,289	$2	1	$25,002	$6
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	25,289	2	1	25,002	6
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	1,412	6	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	1,412	6	—	—	—
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	4	71,190	583	2	56,898	430
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	4	71,190	583	2	56,898	430
States and political subdivisions:
Unrealized loss for less than twelve months	10	5,094	37	4	1,899	3
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	10	5,094	37	4	1,899	3
Total held to maturity:
Unrealized loss for less than twelve months	16	102,985	628	7	83,799	439
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	16	$102,985	$628	7	$83,799	$439

During the three and six months ended June 30, 2015 and 2014, the Company did not record any other-than-temporary impairments. While all of the investments are monitored for potential other-than-temporary impairment, the Company’s analysis and experience indicate that these available for sale investments generally do not present a significant risk of other-than-temporary-impairment, as fair values frequently recover over time. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend, nor does the Company believe that is it likely that the Company will be required, to sell these securities before the recovery of the cost basis. Therefore, management does not believe any other-than-temporary impairments exist at June 30, 2015.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at June 30, 2015 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$29,629	$29,845	$51,684	$51,699
Due after one year through five years	77,962	81,538	19,076	19,222
Due after five years through ten years	73,429	75,314	2,329	2,333
Due after ten years	454,281	448,079	20,812	20,806
	635,301	634,776	93,901	94,060

Residential mortgage-backed securities	48,761	49,661	29,268	29,727
Collateralized mortgage obligations	67,018	64,451	189,791	189,742
Commercial mortgage-backed securities	579	627	—	—
	$751,659	$749,515	$312,960	$313,529

The Company realized a net loss of $0.6 million and a net gain of $0.8 million from its trading securities portfolio during the three months ended June 30, 2015 and 2014, respectively, and net gains of $2.8 million and $1.4 million during the six months ended June 30, 2015 and 2014, respectively, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $846.1 million and $895.5 million (with a fair value of $839.8 million and $890.3 million, respectively) at June 30, 2015 and December 31, 2014, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

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

At both June 30, 2015 and December 31, 2014, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.2 million.

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	June 30,	December 31,
	2015	2014
Commercial and industrial (1)	$2,201,067	$1,758,851
Real estate	2,174,902	1,694,835
Construction and land development	531,079	413,643
Consumer	49,921	53,147
	4,956,969	3,920,476
Allowance for non-covered loan losses	(40,484)	(37,041)
Total non-covered loans, net of allowance	$4,916,485	$3,883,435

(1)	Includes margin loans to customers and correspondents of $626.8 million and $378.4 million at June 30, 2015 and December 31, 2014, respectively.

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

Underwriting procedures address financial components based on the size and complexity of the credit. The financial components include, but are not limited to, current and projected cash flows, shock analysis and/or stress testing, and trends in appropriate balance sheet and statement of operations ratios. The Bank’s loan policy provides specific underwriting guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer loans. The guidelines for each individual portfolio segment set forth permissible and impermissible loan types. With respect to each loan type, the guidelines within the Bank’s loan policy provide minimum requirements for the underwriting factors listed above. The Bank’s underwriting procedures also include an analysis of any collateral and guarantor. Collateral analysis includes a complete description of the collateral, as well as determined values, monitoring requirements, loan to value ratios, concentration risk, appraisal requirements and other information relevant to the collateral being pledged. Guarantor analysis includes liquidity and cash flow analysis based on the significance the guarantors are expected to serve as secondary repayment sources.

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

	June 30,	December 31,
	2015	2014
Carrying amount	$98,766	$48,909
Outstanding balance	129,125	67,740

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$24,477	$17,713	$12,814	$17,601
Additions	—	—	14,579	—
Reclassifications from (to) nonaccretable difference, net(1)	4,660	6,141	4,940	9,616
Disposals of loans	(2,329)	(3,581)	(2,778)	(4,184)
Accretion	(4,640)	(8,369)	(7,387)	(11,129)
Balance, end of period	$22,168	$11,904	$22,168	$11,904

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to nonaccrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $38.3 million and $18.4 million at June 30, 2015 and December 31, 2014, respectively.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
June 30, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$67,387	$19,005	$14,557	$33,562	$3,476
Unsecured	3,714	70	—	70	—
Real estate:
Secured by commercial properties	84,179	36,522	25,108	61,630	2,125
Secured by residential properties	21,061	12,067	3,602	15,669	162
Construction and land development:
Residential construction loans	534	123	228	351	4
Commercial construction loans and land development	9,090	4,135	1,494	5,629	165
Consumer	4,799	1,104	61	1,165	37
	$190,764	$73,026	$45,050	$118,076	$5,969

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$51,036	$14,096	$11,783	$25,879	$3,341
Unsecured	4,120	92	68	160	—
Real estate:
Secured by commercial properties	29,865	7,243	15,536	22,779	1,878
Secured by residential properties	4,701	1,583	1,390	2,973	85
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	16,108	8,062	1,819	9,881	154
Consumer	5,785	171	1,967	2,138	282
	$111,615	$31,247	$32,563	$63,810	$5,740

Average investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commercial and industrial:
Secured	$36,525	$29,852	$29,721	$31,631
Unsecured	35	865	115	1,022
Real estate:
Secured by commercial properties	62,439	27,120	42,205	30,395
Secured by residential properties	18,553	4,541	9,321	3,745
Construction and land development:
Residential construction loans	292	—	176	—
Commercial construction loans and land development	7,942	13,313	7,755	15,398
Consumer	1,357	3,410	1,652	3,799
	$127,143	$79,101	$90,945	$85,990

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	June 30,	December 31,
	2015	2014
Commercial and industrial:
Secured	$23,283	$16,488
Unsecured	70	160
Real estate:
Secured by commercial properties	4,048	438
Secured by residential properties	866	1,253
Construction and land development:
Residential construction loans	123	—
Commercial construction loans and land development	130	703
Consumer	21	—
	$28,541	$19,042

At June 30, 2015 and December 31, 2014, non-covered non-accrual loans included non-covered PCI loans of $9.6 million and $6.6 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $1.7 million and $3.0 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at June 30, 2015 and December 31, 2014, respectively.

Interest income including recoveries and cash payments recorded on non-covered impaired loans was $1.8 million and $1.1 million during the three months ended June 30, 2015 and 2014, respectively, and $2.4 million and $2.5 million during the six months ended June 30, 2015 and 2014, respectively.

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

The outstanding balance of TDRs granted in the six months ended June 30, 2014 is shown in the following table (in thousands). There were no TDRs granted during the three months ended June 30, 2015 and June 30, 2014. The TDR granted during the three months ended March 31, 2015 was paid off as of June 30, 2015. At June 30, 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs. At December 31, 2014, the Bank had $0.5 million in unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Six months ended June 30, 2014	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	336	336
Secured by residential properties	—	—	258	258
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	138	138
Consumer	—	—	—	—
	$—	$—	$732	$732

There were no TDRs granted in the three months ended June 30, 2015 and 2014, for which a payment was at least 30 days past due in the three and six months ended June 30, 2015 and 2014, respectively.

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
June 30, 2015	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$17,216	$666	$8,408	$26,290	$2,069,732	$15,756	$2,111,778	$—
Unsecured	4	—	—	4	89,285	—	89,289	—
Real estate:
Secured by commercial properties	282	—	—	282	1,409,976	61,224	1,471,482	—
Secured by residential properties	574	207	397	1,178	687,356	14,886	703,420	341
Construction and land development:
Residential construction loans	166	—	—	166	78,435	228	78,829	—
Commercial construction loans and land development	2,062	—	—	2,062	444,681	5,507	452,250	—
Consumer	327	233	—	560	48,196	1,165	49,921	—
	$20,631	$1,106	$8,805	$30,542	$4,827,661	$98,766	$4,956,969	$341

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2014	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$6,073	$964	$8,022	$15,059	$1,620,000	$13,374	$1,648,433	$—
Unsecured	35	3	—	38	110,312	68	110,418	—
Real estate:
Secured by commercial properties	67	—	—	67	1,173,504	22,341	1,195,912	—
Secured by residential properties	454	1,187	—	1,641	495,472	1,810	498,923	—
Construction and land development:
Residential construction loans	175	—	—	175	64,871	—	65,046	—
Commercial construction loans and land development	4,319	—	575	4,894	334,525	9,178	348,597	—
Consumer	414	37	—	451	50,558	2,138	53,147	—
	$11,537	$2,191	$8,597	$22,325	$3,849,242	$48,909	$3,920,476	$—

In addition to the non-covered loans shown in the table above, $30.7 million and $19.2 million of loans included in loans held for sale were 90 days past due and accruing interest at June 30, 2015 and December 31, 2014, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Pass – “Pass” loans present a range of acceptable risks to the Bank. Loans that would be considered virtually risk-free are rated Pass – low risk.  Loans that exhibit sound standards based on the grading factors above and present a reasonable risk to the Bank are rated Pass – normal risk.  Loans that exhibit a minor weakness in one or more of the grading criteria but still present an acceptable risk to the Bank are rated Pass – high risk.

Special Mention – “Special Mention” loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loans and weaken the Bank’s credit position at some future date. Special Mention loans are not adversely classified and do not expose the Bank to sufficient risk to require adverse classification.

Substandard – “Substandard” loans are inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Many substandard loans are considered impaired.

PCI – “PCI” loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected.

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

June 30, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$2,029,443	$3,818	$62,761	$15,756	$2,111,778
Unsecured	89,210	—	79	—	89,289
Real estate:
Secured by commercial properties	1,385,374	2,105	22,779	61,224	1,471,482
Secured by residential properties	683,407	1,347	3,780	14,886	703,420
Construction and land development:
Residential construction loans	78,478	—	123	228	78,829
Commercial construction loans and land development	446,124	—	619	5,507	452,250
Consumer	48,679	—	77	1,165	49,921
	$4,760,715	$7,270	$90,218	$98,766	$4,956,969

December 31, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,566,208	$1,105	$67,746	$13,374	$1,648,433
Unsecured	110,256	—	94	68	110,418
Real estate:
Secured by commercial properties	1,151,454	712	21,405	22,341	1,195,912
Secured by residential properties	492,549	—	4,564	1,810	498,923
Construction and land development:
Residential construction loans	65,046	—	—	—	65,046
Commercial construction loans and land development	338,078	—	1,341	9,178	348,597
Consumer	50,968	—	41	2,138	53,147
	$3,774,559	$1,817	$95,191	$48,909	$3,920,476

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

PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in each of the FNB Transaction and the SWS Merger are accounted for both in pools and at the individual loan level. Cash flows expected to be collected are recast quarterly for each loan or pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions (similar to those used for the initial fair value estimate). Management judgment must be applied in developing these assumptions. If expected cash flows for a loan or pool decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan or pool increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield, which will be taken into income over the remaining life of the loan.

The allowance for both originated and acquired loans is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended June 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$20,643	$12,704	$5,842	$176	$39,365
Provision charged to (recapture from) operations	(2,442)	1,863	1,003	163	587
Loans charged off	(678)	(92)	—	(146)	(916)
Recoveries on charged off loans	1,330	90	—	28	1,448
Balance, end of period	$18,853	$14,565	$6,845	$221	$40,484

	Commercial and		Construction and
Six Months Ended June 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$18,999	$11,131	$6,450	$461	$37,041
Provision charged to (recapture from) operations	(570)	3,669	395	(113)	3,381
Loans charged off	(1,620)	(369)	—	(180)	(2,169)
Recoveries on charged off loans	2,044	134	—	53	2,231
Balance, end of period	$18,853	$14,565	$6,845	$221	$40,484

	Commercial and		Construction and
Three Months Ended June 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$16,726	$9,682	$8,096	$141	$34,645
Provision charged to (recapture from) operations	3,631	306	(51)	197	4,083
Loans charged off	(2,924)	(72)	—	(85)	(3,081)
Recoveries on charged off loans	629	82	41	32	784
Balance, end of period	$18,062	$9,998	$8,086	$285	$36,431

	Commercial and		Construction and
Six Months Ended June 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$16,865	$8,331	$7,957	$88	$33,241
Provision charged to (recapture from) operations	3,574	1,625	(34)	306	5,471
Loans charged off	(3,731)	(72)	—	(159)	(3,962)
Recoveries on charged off loans	1,354	114	163	50	1,681
Balance, end of period	$18,062	$9,998	$8,086	$285	$36,431

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$18,958	$103	$—	$—	$19,061
Loans collectively evaluated for impairment	2,166,353	2,098,689	525,344	48,756	4,839,142
PCI Loans	15,756	76,110	5,735	1,165	98,766
	$2,201,067	$2,174,902	$531,079	$49,921	$4,956,969

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$11,842	$1,420	$703	$—	$13,965
Loans collectively evaluated for impairment	1,733,567	1,669,264	403,762	51,009	3,857,602
PCI Loans	13,442	24,151	9,178	2,138	48,909
	$1,758,851	$1,694,835	$413,643	$53,147	$3,920,476

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$917	$—	$—	$—	$917
Loans collectively evaluated for impairment	15,377	12,278	6,676	184	34,515
PCI Loans	2,559	2,287	169	37	5,052
	$18,853	$14,565	$6,845	$221	$40,484

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	15,658	9,168	6,296	179	31,301
PCI Loans	2,920	1,963	154	282	5,319
	$18,999	$11,131	$6,450	$461	$37,041

6. Covered Assets and Indemnification Asset

On September 13, 2013, the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of FNB in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements covering future losses incurred on certain acquired loans and OREO. The Company refers to acquired commercial and single family residential loan portfolios and OREO that are subject to the loss-share agreements as “covered loans” and “covered OREO”, respectively, and these assets are presented as separate line items in the Company’s consolidated balance sheets. Collectively, covered loans and covered OREO are referred to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from September 13, 2013 (the “Bank Closing Date”), and the loss recovery provisions to the FDIC are in effect for 8 years 10 and  years, respectively, from the Bank Closing Date. The asset arising from the loss-share agreements, referred to as the “FDIC Indemnification Asset,” is measured separately from the covered loan portfolio because the agreements are not contractually embedded in the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately 10 years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

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

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	June 30,	December 31,
	2015	2014
Commercial and industrial	$20,640	$30,780
Real estate	427,518	552,850
Construction and land development	46,075	59,010
Consumer	—	—
	494,233	642,640
Allowance for covered loans	(934)	(4,611)
Total covered loans, net of allowance	$493,299	$638,029

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	June 30,	December 31,
	2015	2014
Carrying amount	$311,126	$435,388
Outstanding balance	537,856	685,393

Changes in the accretable yield for the covered PCI loans were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$193,997	$176,469	$193,493	$156,548
Reclassifications from (to) nonaccretable difference, net(1)	9,737	26,871	26,001	57,581
Transfer of loans to covered OREO(2)	327	111	1,499	5,372
Accretion	(18,080)	(17,310)	(35,012)	(33,360)
Balance, end of period	$185,981	$186,141	$185,981	$186,141

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

The remaining nonaccretable difference for covered PCI loans was $300.7 million and $382.5 million at June 30, 2015 and December 31, 2014, respectively. During the three and six months ended June 30, 2015 and 2014, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

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

Covered impaired loans are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
June 30, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$20,749	$8,831	$795	$9,626	$104
Unsecured	11,397	3,408	92	3,500	1
Real estate:
Secured by commercial properties	301,832	121,529	29,735	151,264	319
Secured by residential properties	206,865	109,214	6,282	115,496	135
Construction and land development:
Residential construction loans	1,809	914	—	914	—
Commercial construction loans and land development	76,884	10,084	24,778	34,862	326
Consumer	—	—	—	—	—
	$619,536	$253,980	$61,682	$315,662	$885

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$26,447	$7,436	$6,636	$14,072	$265
Unsecured	14,111	2,107	4,697	6,804	882
Real estate:
Secured by commercial properties	387,302	193,111	35,142	228,253	2,381
Secured by residential properties	235,505	129,571	12,918	142,489	937
Construction and land development:
Residential construction loans	2,749	1,018	354	1,372	69
Commercial construction loans and land development	94,949	45,646	—	45,646	—
Consumer	—	—	—	—	—
	$761,063	$378,889	$59,747	$438,636	$4,534

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commercial and industrial:
Secured	$10,947	$20,585	$11,849	$23,770
Unsecured	4,199	8,688	5,152	9,149
Real estate:
Secured by commercial properties	165,012	327,508	189,759	340,462
Secured by residential properties	121,668	182,264	128,993	187,725
Construction and land development:
Residential construction loans	1,107	3,669	1,143	4,178
Commercial construction loans and land development	36,972	84,800	40,254	99,973
Consumer	—	—	—	—
	$339,905	$627,514	$377,150	$665,257

Covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	June 30,	December 31,
	2015	2014
Commercial and industrial:
Secured	$590	$442
Unsecured	6	883
Real estate:
Secured by commercial properties	11,488	30,823
Secured by residential properties	2,186	1,046
Construction and land development:
Residential construction loans	801	1,018
Commercial construction loans and land development	25	11
Consumer	—	—
	$15,096	$34,223

At June 30, 2015 and December 31, 2014, covered non-accrual loans included covered PCI loans of $11.0 million and $31.2 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income recorded on covered accruing impaired loans and on covered non-accrual loans during the three and six months ended June 30, 2015 and 2014 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. The outstanding balance of TDRs granted in the three and six months ended June 30, 2015 is shown in the following tables (in thousands). Pooled Loans are not in the scope of the disclosure requirements for TDRs. There were no TDRs granted during the period from September 14, 2013 through June 30, 2014. At June 30, 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three Months Ended June 30, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	121	136	—	257
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$121	$136	$—	$257

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Six Months Ended June 30, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	566	566
Secured by residential properties	121	136	280	537
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$121	$136	$846	$1,103

The following table presents information regarding TDRs granted in the three and six months ended June 30, 2015 for which a payment was at least 30 days past due in the three months ended June 30, 2015 (dollars in thousands).

	Number of	Recorded
	Loans	Investment
Commercial and industrial:
Secured	—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	1	566
Secured by residential properties	1	280
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
Consumer	—	—
	2	$846

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
June 30, 2015	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$590	$590	$6,013	$9,035	$15,638	$—
Unsecured	—	—	5	5	1,502	3,495	5,002	—
Real estate:
Secured by commercial properties	134	254	103	491	33,690	150,802	184,983	—
Secured by residential properties	1,568	1,276	1,596	4,440	125,251	112,844	242,535	258
Construction and land development:
Residential construction loans	—	—	801	801	265	114	1,180	—
Commercial construction loans and land development	35	—	8	43	10,016	34,836	44,895	—
Consumer	—	—	—	—	—	—	—	—
	$1,737	$1,530	$3,103	$6,370	$176,737	$311,126	$494,233	$258

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2014	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$454	$454	$8,681	$13,630	$22,765	$11
Unsecured	10	—	—	10	1,200	6,805	8,015	—
Real estate:
Secured by commercial properties	876	—	105	981	41,576	227,772	270,329	—
Secured by residential properties	3,089	493	405	3,987	137,342	141,192	282,521	48
Construction and land development:
Residential construction loans	—	—	896	896	390	354	1,640	—
Commercial construction loans and land development	39	25	8	72	11,663	45,635	57,370	8
Consumer	—	—	—	—	—	—	—	—
	$4,014	$518	$1,868	$6,400	$200,852	$435,388	$642,640	$67

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

June 30, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$5,102	$—	$1,501	$9,035	$15,638
Unsecured	1,502	—	5	3,495	5,002
Real estate:
Secured by commercial properties	28,920	—	5,261	150,802	184,983
Secured by residential properties	121,741	—	7,950	112,844	242,535
Construction and land development:
Residential construction loans	265	—	801	114	1,180
Commercial construction loans and land development	8,095	—	1,964	34,836	44,895
Consumer	—	—	—	—	—
	$165,625	$—	$17,482	$311,126	$494,233

December 31, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$7,712	$—	$1,423	$13,630	$22,765
Unsecured	1,210	—	—	6,805	8,015
Real estate:
Secured by commercial properties	35,973	—	6,584	227,772	270,329
Secured by residential properties	133,756	—	7,573	141,192	282,521
Construction and land development:
Residential construction loans	268	—	1,018	354	1,640
Commercial construction loans and land development	9,501	—	2,234	45,635	57,370
Consumer	—	—	—	—	—
	$188,420	$—	$18,832	$435,388	$642,640

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

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended June 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$364	$927	$97	$—	$1,388
Provision charged to (recapture from) operations	(202)	(474)	247	—	(429)
Loans charged off	(53)	(83)	(9)	—	(145)
Recoveries on charged off loans	21	99	—	—	120
Balance, end of period	$130	$469	$335	$—	$934

	Commercial and		Construction and
Six months ended June 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,193	$3,334	$84	$—	$4,611
Provision charged to (recapture from) operations	(131)	(665)	260	—	(536)
Loans charged off	(953)	(2,299)	(9)	—	(3,261)
Recoveries on charged off loans	21	99	—	—	120
Balance, end of period	$130	$469	$335	$—	$934

	Commercial and		Construction and
Three months ended June 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$932	$1,696	$37	$—	$2,665
Provision charged to operations	214	855	381	—	1,450
Loans charged off	—	—	—	—	—
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$1,146	$2,551	$418	$—	$4,115

	Commercial and		Construction and
Six months ended June 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,053	$8	$—	$—	$1,061
Provision charged to operations	184	2,587	533	—	3,304
Loans charged off	(91)	(44)	(115)	—	(250)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$1,146	$2,551	$418	$—	$4,115

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$510	$—	$801	$—	$1,311
Loans collectively evaluated for impairment	7,600	163,872	10,324	—	181,796
PCI Loans	12,530	263,646	34,950	—	311,126
	$20,640	$427,518	$46,075	$—	$494,233

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$801	$—	$801
Loans collectively evaluated for impairment	10,345	183,886	12,220	—	206,451
PCI Loans	20,435	368,964	45,989	—	435,388
	$30,780	$552,850	$59,010	$—	$642,640

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	25	15	9	—	49
PCI Loans	105	454	326	—	885
	$130	$469	$335	$—	$934

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	46	16	15	—	77
PCI Loans	1,147	3,318	69	—	4,534
	$1,193	$3,334	$84	$—	$4,611

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$137,703	$152,310	$136,945	$142,833
Additions to covered OREO	12,021	8,802	36,063	31,992
Dispositions of covered OREO	(21,106)	(16,410)	(43,440)	(29,692)
Valuation adjustments in the period	(3,108)	(2,528)	(4,058)	(2,959)
Balance, end of period	$125,510	$142,174	$125,510	$142,174

During the three and six months ended June 30, 2015 and 2014, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

These additional downward valuation adjustments reflect changes to the assumptions regarding the fair value of the OREO, including in some cases the intended use of the OREO due to the availability of more information as well as the passage of time. The process of determining fair value is subjective in nature and requires the use of significant estimates and assumptions. Although the Bank makes market-based assumptions when valuing acquired assets, new information may come to light that causes estimates to increase or decrease. When the Bank determines, based on subsequent information, that its estimates require adjustment, the Bank records the adjustment. The accounting for such adjustments requires that the decreases to fair value be recorded at the time such new information is received, while increases to fair value are recorded when the asset is subsequently sold. All of the impairments recorded during the three and six months ended June 30, 2015 and 2014 related to covered assets subject to the loss-share agreements with the FDIC.

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$107,567	$188,736	$130,437	$188,291
FDIC Indemnification Asset accretion (amortization)	320	490	826	1,847
Transfers to due from FDIC and other	(5,506)	(14,112)	(28,882)	(15,024)
Balance, end of period	$102,381	$175,114	$102,381	$175,114

As of June 30, 2015, the Bank had billed and collected $89.3 million from the FDIC, which represented reimbursable covered losses and expenses through March 31, 2015.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$31,648	$29,939	$36,155	$20,149
Additions	9,406	7,376	12,096	14,808
Sales	—	—	—	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	5,772	(1,113)	728	1,651
Due to customer payments	(1,841)	(325)	(3,994)	(731)
Balance, end of period	$44,985	$35,877	$44,985	$35,877

	June 30,	December 31,
	2015	2014
Mortgage loans serviced for others	$4,146,074	$3,645,220
MSR as a percentage of serviced mortgage loans	1.09%	0.99%

(1)	Primarily represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	June 30,	December 31,
	2015	2014
Weighted average constant prepayment rate	10.41%	12.17%
Weighted average discount rate	10.96%	11.01%
Weighted average life (in years)	7.0	6.3

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2015	2014
Constant prepayment rate:
Impact of 10% adverse change	$(1,813)	$(1,648)
Impact of 20% adverse change	(5,089)	(3,169)
Discount rate:
Impact of 100 basis point adverse change	(1,885)	(1,431)
Impact of 200 basis point adverse change	(3,620)	(2,753)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $4.3  million and $2.8 million during the three months ended June 30, 2015 and 2014, respectively, and $8.5 million and $5.0 million during the six months ended June 30, 2015 and 2014, respectively, were included in other noninterest income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2015	2014
Noninterest-bearing demand	$2,135,988	$2,076,385
Interest-bearing:
NOW accounts	1,119,656	1,242,110
Money market	1,303,126	861,851
Brokered - money market	78,524	79,937
Demand	413,277	136,886
Savings	287,611	299,051
Time	1,362,407	1,575,910
Brokered - time	95,848	97,762
	$6,796,437	$6,369,892

The significant increase in deposits at June 30, 2015 as compared to December 31, 2014 was primarily due to the inclusion of those deposits assumed in the SWS Merger.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2015	2014
Federal funds purchased	$56,450	$128,100
Securities sold under agreements to repurchase	182,875	136,396
Federal Home Loan Bank notes	675,000	375,000
Short-term bank loans	185,700	123,200
	$1,100,025	$762,696

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

	Six Months Ended June 30,
	2015	2014
Average balance during the period	$347,698	$331,142
Average interest rate during the period	0.27%	0.17%

	June 30,	December 31,
	2015	2014
Average interest rate at end of period	0.16%	0.15%
Securities underlying the agreements at end of period:
Carrying value	$234,669	$166,734
Estimated fair value	$232,580	$163,852

Federal Home Loan Bank (“FHLB”) short-term notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following tables (dollars in thousands).

	Six Months Ended June 30,
	2015	2014
Average balance during the period	$284,448	$137,159
Average interest rate during the period	0.22%	0.14%

	June 30,	December 31,
	2015	2014
Average interest rate at end of period	0.19%	0.16%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at June 30, 2015 and December 31, 2014 was 1.08% and 1.07%, respectively.

10. Notes Payable

On April 9, 2015, Hilltop completed an offering of $150.0 million aggregate principal amount of its 5% senior notes due 2025 (“Senior Unregistered Notes”) in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Unregistered Notes were offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside of the United States under Regulation S under the Securities Act. The Senior Unregistered Notes were issued pursuant to an indenture, dated as of April 9, 2015, by and between Hilltop and U.S. Bank National Association, as trustee (the “Trustee”). The net proceeds from the offering, after deducting estimated fees and expenses and the initial purchasers’ discounts, were approximately $148 million. Hilltop used the net proceeds of the offering to redeem all of Hilltop’s outstanding Non-Cumulative Perpetual Preferred Stock, Series B at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million and Hilltop is utilizing the remainder for general corporate purposes.

In connection with the issuance of the Senior Unregistered Notes, on April 9, 2015, the Company entered into a registration rights agreement with the initial purchasers of the Senior Unregistered Notes. Under the terms of the registration rights agreement, the Company agreed to offer to exchange the Senior Unregistered Notes for notes registered under the Securities Act (the “Senior Registered Notes”). The terms of the Senior Registered Notes are substantially identical to the Senior Unregistered Notes for which they were exchanged (including principal amount, interest rate, maturity and redemption rights), except that the Senior Registered Notes generally are not subject to transfer restrictions. On May 22, 2015 and subject to the terms and conditions set forth in the Senior Registered Notes prospectus, the Company commenced an offer to exchange the Senior Unregistered Notes for Senior Registered Notes. Substantially all of the Senior Unregistered Notes were tendered in the exchange offer, and on June 22, 2015, the Company fulfilled its requirements under the registration rights agreement for the Senior Unregistered Notes by issuing Senior Registered Notes in exchange for the tendered Senior Unregistered Notes. The Senior Registered Notes and the Senior Unregistered Notes that remain outstanding are collectively referred to as the “Senior Notes.”

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

The indenture contains covenants that limit the Company’s ability to, among other things and subject to certain significant exceptions: (i) dispose of or issue voting stock of certain of the Company’s bank subsidiaries or subsidiaries that own voting stock of our bank subsidiaries, (ii) incur or permit to exist any mortgage, pledge, encumbrance or lien or charge on the capital stock of certain of the Company’s bank subsidiaries or subsidiaries that own capital stock of the Company’s bank subsidiaries and (iii) sell all or substantially all of the Company’s assets or merge or consolidate with or into other companies.  The indenture also provides for certain events of default, which, if any of them occurs, would permit or require the principal amount, premium, if any, and accrued and unpaid interest on the then outstanding Senior Notes to be declared immediately due and payable.

11. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rate was 37.3% and 36.2% during the three months ended June 30, 2015 and 2014, respectively and 19.0% and 36.2% during the six months ended June 30, 2015 and 2014, respectively. The decrease in the Company’s effective tax rate during the six months ended June 30, 2015 was primarily due to no income taxes being recorded in connection with the preliminary bargain purchase gain of $80.7 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, the Company recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability booked during 2014 associated with the difference between book and tax basis on Hilltop’s investment in SWS common stock prior to the SWS Merger.

At June 30, 2015 and December 31, 2014, the Company had net operating loss carryforwards for Federal income tax purposes of $93.2 million and $45.5 million, respectively. This increase in net operating loss carryforwards was a result of the SWS Merger. The net operating loss carryforwards are subject to either separate return year limitations or annual limitations on their usage because of the ownership change. These net operating loss carryforwards expire in 2023 and later years. The Company expects to realize its current deferred tax asset for these net operating loss carryforwards through the implementation of certain tax planning strategies, core earnings, and reversal of timing differences. The Company has a valuation allowance recorded of $4.1 million at June 30, 2015 against its gross deferred tax asset for capital loss carryforwards. This increase in the valuation allowance of $2.2 million from December 31, 2014 was a result of the SWS Merger. The amount of the deferred tax asset considered realizable, however, could increase during the carryforward period if unexpected capital gains are recognized. The Company has no valuation allowance on the remainder of its deferred tax assets at June 30, 2015 or December 31, 2014.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. At June 30, 2015, the total amount of gross unrecognized tax benefits was $0.9 million, of which $0.6 million if recognized, would favorably impact the Company’s effective tax rate. The Company does not anticipate a significant change in the unrecognized tax benefits within the next twelve months.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the U.S. until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2011. The Company is open for various state tax audits for tax years 2010 and later. The Company is currently under income tax examination by a state authority for tax years 2011 and 2012. The Company does not expect any significant liability to arise as a result of the examination.

12. Employee Benefits

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

The assets of the SWS Plan are held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets are consolidated with those of the Company. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet at June 30, 2015. Investments in Hilltop common stock, which are carried at cost and accounted for in a manner similar to treasury stock, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net, respectively, at June 30, 2015.

13. Commitments and Contingencies

Legal Matters

The Company is subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. The Company evaluates these contingencies based on information currently available, including advice of counsel. The Company establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. A portion of the Company’s exposure with respect to loss contingencies may be offset by applicable insurance coverage. In determining the amounts of any accruals or estimates of possible loss contingencies, the Company does not take into account the availability of insurance coverage, other than that provided by reinsurers in the insurance segment. When it is practicable, the Company estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. When the Company is able to estimate such possible losses, and when it estimates that it is reasonably possible it could incur losses, in excess of amounts accrued, the Company is required to make a disclosure of the aggregate estimation. As available information changes, however, the matters for which the Company is able to estimate, as well as the estimates themselves will be adjusted, accordingly.

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

Each of Hilltop, Hilltop Securities (a wholly owned subsidiary of Hilltop), SWS and the individual members of the board of directors of SWS have been named as defendants in two purported stockholder class action lawsuits arising out of the SWS Merger. Both lawsuits were filed in Delaware Chancery Court (Joseph Arceri v. SWS Group, Inc. et al and Chaile Steinberg v. SWS Group, Inc. et al filed April 8, 2014 and April 11, 2014, respectively). On May 13, 2014, the Delaware Chancery Court consolidated the two actions (the “Consolidated Action”) for all purposes. On June 10, 2014, plaintiffs filed a consolidated amended complaint. The complaint generally alleges, among other things, that the SWS board of directors breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the merger, that the SWS board of directors labored under conflicts of interest, that certain provisions of the merger agreement unduly restrict SWS's ability to negotiate with other potential bidders, and that the other defendants aided and abetted the SWS board of director's breaches of fiduciary duty. The complaint further alleges, among other things, that the proxy statement/prospectus filed by Hilltop on May 29, 2014 omits or misstates certain material information. The complaints seek relief that includes, among other things, an injunction prohibiting the consummation of the SWS Merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and the payment of plaintiffs' attorneys' fees and costs.

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

The Company is involved in information-gathering requests and investigations (both formal and informal), as well as reviews, examinations and proceedings (collectively, “Inquiries”) by various governmental regulatory agencies, law enforcement authorities and self-regulatory bodies regarding certain of its businesses, business practices and policies, as well as the conduct of persons with whom it does business. Additional Inquiries will arise from time to time. In connection with those Inquiries, the Company receives document requests, subpoenas and other requests for information. The Inquiries, including the Inquiry described below, could develop into administrative, civil or criminal proceedings or enforcement actions that could result in consequences that have a material effect on the Company's consolidated financial position, results of operations or cash flows as a whole. Such consequences could include adverse judgments, findings, settlements, penalties, fines, orders, injunctions, restitution, or alterations in the Company’s business practices, and could result in additional expenses and collateral costs, including reputational damage.

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

At June 30, 2015 and December 31, 2014, the mortgage origination segment’s indemnification liability reserve totaled $17.3 million and $17.6 million, respectively. The provision for indemnification losses was $1.2 million and $0.9 million during the three months ended June 30, 2015 and 2014, respectively, and $2.0 million and $1.4 million during the six months ended June 30, 2015 and 2014, respectively.

The following tables provide for a roll-forward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - ‑Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$74,100	$51,929	$53,906	$51,912
Claims made	14,658	11,799	51,981	21,843
Claims resolved with no payment	(10,451)	(4,873)	(22,138)	(9,331)
Repurchases	(3,075)	(4,360)	(8,314)	(9,238)
Indemnification payments	(2,668)	(1,372)	(2,871)	(2,063)
Balance, end of period	$72,564	$53,123	$72,564	$53,123

	Indemnification Liability Reserve Activity
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$17,342	$20,975	$17,619	$21,121
Additions for new sales	1,150	852	1,994	1,412
Repurchases	(300)	(524)	(798)	(1,028)
Early payment defaults	(29)	(56)	(39)	(77)
Indemnification payments	(879)	(931)	(1,041)	(1,112)
Change in estimate	(5)	(628)	(456)	(628)
Balance, end of period	$17,279	$19,688	$17,279	$19,688

	June 30,	December 31,
	2015	2014
Reserve for Indemnification Liability:
Specific claims	$7,817	$7,912
Incurred but not reported claims	9,462	9,707
Total	$17,279	$17,619

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

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The

Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately 10 years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. As of June 30, 2015, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the FDIC Indemnification Asset. As of June 30, 2015, the Bank had billed $111.6 million of covered net losses to the FDIC, of which 80%, or $89.3 million, were reimbursable under the loss-share agreements. As of June 30, 2015, the Bank had received aggregate reimbursements of $89.3 million from the FDIC.

14. Financial Instruments with Off-Balance Sheet Risk

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.7 billion at June 30, 2015 and outstanding financial and performance standby letters of credit of $42.6 million at June 30, 2015.

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

15. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At June 30, 2015, 3,324,751 shares of common stock remained available for issuance pursuant to the 2012 Plan.

During the six months ended June 30, 2015, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 439,975 restricted stock units (“RSUs”) pursuant to the

2012 Plan. At June 30, 2015, 344,137 of these RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 95,838 of these RSUs vest based upon the achievement of certain performance goals over a three-year period. These RSUs are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The weighted average grant date fair value related to these RSUs was $19.44 per share. At June 30, 2015, unrecognized compensation expense related to these RSUs was $7.9 million, which will be amortized through April 2018. The RSUs are not transferable, and the shares of common stock issuable upon conversion of vested RSUs are generally subject to transfer restrictions for a period of one year following conversion, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

Prior to the completion of the SWS Merger and in accordance with the SWS merger agreement, on August 20, 2014, SWS granted restricted shares of common stock to certain of its executive officers and key employees. On January 1, 2015, the effective time of the SWS Merger, these restricted shares of common stock converted into the right to receive an aggregate of 62,994 restricted shares of Company common stock (“Restricted Stock Awards”) based on the value of the merger consideration, and their vesting schedule did not accelerate. At June 30, 2015, 18,179 Restricted Stock Awards remained outstanding, generally vest in three equal annual installments beginning on August 20, 2015, and are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The fair value of these Restricted Stock Awards at the time of conversion was $19.95 per share. At June 30, 2015, unrecognized compensation expense related to these Restricted Stock Awards was $0.2 million, which will be amortized through August 2017. The award agreements governing these Restricted Stock Awards provide for accelerated vesting under certain conditions.

During 2014 and 2013, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 444,175 RSUs and 471,000  Restricted Stock Awards, respectively, pursuant to the 2012 Plan, of which 424,552 and 451,000, respectively, remained outstanding at June 30, 2015. At June 30, 2015, unrecognized compensation expense related to these awards was $7.6 million, which will be amortized through December 2017. The award agreements governing these awards provide for accelerated vesting under certain conditions.

Compensation expense related to the plans was $2.5 million and $1.3 million during the three months ended June 30, 2015 and 2014, respectively, and $4.3  million and $2.0 million during the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015 and 2014, Hilltop granted 5,707 and 5,011 shares of common stock to independent members of the Company’s Board of Directors for services rendered to the Company pursuant to the 2012 Plan.

16. Regulatory Matters

Bank

The Bank and Hilltop are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require the Bank and Hilltop to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2015, under guidance issued by the Board of Governors of the Federal Reserve System.

The following table shows the Bank’s and Hilltop’s consolidated actual capital amounts and ratios compared to the regulatory minimum capital requirements and the Bank’s regulatory minimum capital requirements needed to qualify as a “well-capitalized” institution in accordance with Basel III as measured at June 30, 2015 and applicable regulatory guidelines at December 31, 2014 (dollars in thousands).

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Tier 1 capital (to average assets):
Bank	$990,025	12.17%	$325,391	4.0%	$406,739	5.0%
Hilltop	1,457,413	11.87%	490,929	4.0%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets):
Bank	990,025	16.46%	270,706	4.5%	391,020	6.5%
Hilltop	1,401,209	18.02%	349,998	4.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	990,025	16.46%	360,941	6.0%	481,255	8.0%
Hilltop	1,457,413	18.74%	466,665	6.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	1,032,760	17.17%	481,255	8.0%	601,569	10.0%
Hilltop	1,500,493	19.29%	622,219	8.0%	N/A	N/A

December 31, 2014
Tier 1 capital (to average assets):
Bank	$845,656	10.31%	$328,025	4.0%	$410,031	5.0%
Hilltop	1,231,724	14.17%	347,619	4.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	845,656	13.74%	246,099	4.0%	369,148	6.0%
Hilltop	1,231,724	19.02%	259,078	4.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	888,744	14.45%	492,198	8.0%	615,247	10.0%
Hilltop	1,275,023	19.69%	518,157	8.0%	N/A	N/A

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

At June 30, 2015, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Southwest	SWS
	FSC	Securities	Financial
Net capital	$77,427	$155,300	$1,145
Less required net capital	4,670	6,484	250
Excess net capital	$72,757	$148,816	$895

Net capital as a percentage of aggregate debit items	33.2%	47.9%
Net capital in excess of 5% aggregate debit items	$65,752	$139,090

Under certain conditions, the Hilltop Broker-Dealers may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. The Hilltop Broker-Dealers were required to segregate $188.1 million and $76.0 million in cash and securities at June 30, 2015 and December 31, 2014, respectively.

The Hilltop Broker-Dealers were not required to segregate cash or securities in a special reserve account for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2015 and December 31, 2014.

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the U.S. Department of Housing and Urban Development (“HUD”) and the GNMA. On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of June 30, 2015, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

Insurance

The statutory financial statements of the Company's insurance subsidiaries, which are domiciled in the State of Texas, are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas has adopted the statutory accounting practices of the National Association of Insurance Commissioners (“NAIC”) as the basis of its statutory accounting practices with certain differences that are not significant to the insurance company subsidiaries’ statutory equity.

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	June 30,	December 31,
	2015	2014
Capital and surplus:
National Lloyds Insurance Company	$109,982	$113,023
American Summit Insurance Company	29,754	28,964

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statutory net income (loss):
National Lloyds Insurance Company	$(8,835)	$(4,664)	$(4,076)	$1,322
American Summit Insurance Company	(342)	245	567	1,376

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2015, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2015, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

17. Stockholders’ Equity

Stock Repurchase Program

On May 18, 2015, the Company’s Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $30.0 million of its outstanding common stock. Under the stock repurchase program authorized, the Company may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which the Company repurchases its shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. The purchases are funded from available cash balances.

During the three months ended June 30, 2015, the Company paid $17.0 million to repurchase and retire 774,444 shares at an average price of $21.89 per share. These retired shares were returned to the Company’s pool of authorized but unissued shares of common stock. The Company uses the par value method of accounting for its stock repurchases, whereby the par value of the shares is deducted from common stock. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital based on an estimated average sales price per issued share with the excess amounts charged to retained earnings.

18. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the net interest margin. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”). Additionally, PrimeLending has interest rate risk relative to its MSR asset. During the three months ended September 30, 2014, PrimeLending began using derivative instruments, including interest rate swaps and swaptions, to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, and interest rate swaps and swaptions are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments increased $14.5 million during the three months ended June 30, 2015, compared with a decrease of $3.6 million during the three months ended June 30, 2014, and an increase of $33.3 million during the six months ended June 30, 2015, compared with a decrease of $5.2 million during the six months ended June 30, 2014. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ derivative instruments are recorded in other assets or other liabilities, as appropriate, and the fair values of the Hilltop Broker-Dealers’ derivatives increased $9.2 million and $3.2 million during the three months ended June 30, 2015 and 2014, respectively, and increased $17.8 million and $6.1 million during the six months ended June 30, 2015 and 2014, respectively. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	June 30, 2015		December 31, 2014
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,394,780	$29,265	$621,216	$17,057
Commitments to purchase MBSs	3,136,840	2,094	510,553	6,040
Commitments to sell MBSs	5,361,530	5,868	1,968,768	(12,566)
Interest rate swaps and swaptions	237,821	359	83,000	425

PrimeLending advanced cash collateral totaling $6.6 million to offset net liability derivative positions on its commitments to sell MBSs at December 31, 2014. PrimeLending had no cash collateral advances to offset net derivative positions on its commitments to sell MBSs at June 30, 2015. In addition, PrimeLending advanced cash collateral totaling $5.2 million and $3.3 million in initial margin on its interest rate swaps and swaptions at June 30, 2015 and December 31, 2014, respectively. These amounts are included in other assets within the consolidated balance sheets.

19. Balance Sheet Offsetting

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2015
Securities borrowed:
Institutional counterparties	$1,985,580	$—	$1,985,580	$(1,985,580)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	932	(4)	928	—	—	928

Reverse repurchase agreements:
Institutional counterparties	79,153	—	79,153	(78,743)	—	410

Forward MBS derivatives:
Institutional counterparties	14,078	(1,614)	12,464	(2,964)	—	9,500
	$2,079,743	$(1,618)	$2,078,125	$(2,067,287)	$—	$10,838
December 31, 2014
Securities borrowed:
Institutional counterparties	$152,899	$—	$152,899	$(152,899)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	425	—	425	—	—	425

Forward MBS derivatives:
Institutional counterparties	41	—	41	—	—	41
	$153,365	$—	$153,365	$(152,899)	$—	$466

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2015
Securities loaned:
Institutional counterparties	$1,923,756	$—	$1,923,756	$(1,923,756)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	602	(33)	569	(1,759)	—	(1,190)

Repurchase agreements:
Institutional counterparties	48,322	—	48,322	(48,322)	—	—
Customer counterparties	134,553	—	134,553	(134,553)	—	—

Forward MBS derivatives:
Institutional counterparties	3,820	—	3,820	(3,820)	—	—
	$2,111,053	$(33)	$2,111,020	$(2,112,210)	$—	$(1,190)
December 31, 2014
Securities loaned:
Institutional counterparties	$117,822	$—	$117,822	$(117,822)	$—	$—

Repurchase agreements:
Customer counterparties	136,396	—	136,396	(136,396)	—	—

Forward MBS derivatives:
Institutional counterparties	12,829	(223)	12,606	—	(6,137)	6,469
	$267,047	$(223)	$266,824	$(254,218)	$(6,137)	$6,469

Secured Borrowing Arrangements

Secured Borrowings (Repurchase Agreements)  — The Company participates in transactions involving securities sold under repurchase agreements, which are secured borrowings and generally mature within one to thirty days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities, which is monitored on a daily basis.

Securities Lending Activities — The Company’s securities lending activities includes lending securities for other broker-dealers, lending institutions and its own clearing and retail operations. These activities involve lending securities to other broker-dealers to cover short sales, to complete transactions in which there has been a failure to deliver securities by the required settlement date and as a conduit for financing activities.

When lending securities, the Company receives cash or similar collateral and generally pays interest (based on the amount of cash deposited) to the other party to the transaction. Securities lending transactions are executed pursuant to written agreements with counterparties that generally require securities loaned to be marked-to-market on a daily basis.  The Company receives collateral in the form of cash in an amount generally in excess of the fair value of securities loaned. The Company monitors the fair value of securities loaned on a daily basis, with additional collateral obtained or refunded, as necessary. Collateral adjustments are made on a daily basis through the facilities of various clearinghouses. The Company is a principal in these securities lending transactions and is liable for losses in the event of a failure of any other party to honor its contractual obligation. Management sets credit limits with each counterparty and reviews these limits regularly to monitor the risk level with each counterparty. The Company is subject to credit risk through its securities lending activities if securities prices decline rapidly because the value of the Company’s collateral could fall below the amount of the indebtedness it secures. In rapidly appreciating markets, credit risk increases due to short positions. The Company’s securities lending business subjects the Company to credit risk if a counterparty fails to perform or if collateral securing its obligations is insufficient. In securities transactions, we are subject to credit risk during the period between the execution of a trade and the settlement by the customer.

The following tables present the remaining contractual maturities of repurchase agreements, repurchase-to-maturity transactions and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at June 30, 2015 or December 31, 2014.

	Remaining Contractual Maturities
	Overnight and			Greater Than
June 30, 2015	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and agency securities	$176,053	$6,822	$—	$—	$182,875

Securities lending transactions:
U.S. Treasury and agency securities	13,566	—	—	—	13,566
Corporate securities	13,120	—	—	—	13,120
Equity securities	1,897,070	—	—	—	1,897,070
Total	$2,099,809	$6,822	$—	$—	$2,106,631

Gross amount of recognized liabilities for repurchase agreements and securities lending in offsetting disclosure above					$2,106,631
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2014	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreements and repurchase-to-maturity transactions:
U.S. Treasury and agency securities	$136,396	$—	$—	$—	$136,396

Securities lending transactions:
U.S. Treasury and agency securities	9,171	—	—	—	9,171
Corporate securities	200	—	—	—	200
Equity securities	108,451	—	—	—	108,451
Total	$254,218	$—	$—	$—	$254,218

Gross amount of recognized liabilities for repurchase agreements and securities lending in offsetting disclosure above					$254,218
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2015	2014
Receivables:
Securities borrowed	$1,985,580	$152,899
Securities failed to deliver	36,318	3,497
Clearing organizations	15,451	11,471
Trades in process of settlement, net	27,005	—
Other	6,416	17
	$2,070,770	$167,884
Payables:
Securities loaned	$1,923,756	$117,822
Correspondents	72,163	51,930
Securities failed to receive	49,202	5,960
Clearing organizations	3,055	3,330
	$2,048,176	$179,042

21. Reserve for Losses and Loss Adjustment Expenses

A rollforward of NLC’s reserve for unpaid losses and loss adjustment expenses (“LAE”), as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	Six Months Ended June 30,
	2015	2014

Balance, beginning of period	$29,716	$27,468
Less reinsurance recoverables	(4,315)	(4,508)
Net balance, beginning of period	25,401	22,960

Incurred related to:
Current year	53,368	48,750
Prior years	6,733	4,862
Total incurred	60,101	53,612

Payments related to:
Current year	(34,696)	(33,171)
Prior years	(11,544)	(11,980)
Total payments	(46,240)	(45,151)

Net balance, end of period	39,262	31,421
Plus reinsurance recoverables	19,458	3,725
Balance, end of period	$58,720	$35,146

The increase in the NLC’s reserves at June 30, 2015 as compared with June 30, 2014 of $23.6 million is primarily due to increased reserves attributable to an increase in frequency and severity of severe weather events in our geographic coverage area as well as the prior period adverse development and additional reinsurance recoverables associated with the increase in reserves. The prior period adverse development of $6.7 million during the six months ended June 30, 2015 was primarily related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years.

22. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2015, reinsurance receivables had a carrying value of $21.0 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at June 30, 2015, based on NLC’s quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$46,564	$42,520	$47,999	$43,534	$89,313	$84,610	$91,770	$86,293
Reinsurance assumed	2,942	2,547	2,677	2,178	5,458	4,990	4,910	4,198
Reinsurance ceded	(4,737)	(4,749)	(5,295)	(4,935)	(9,442)	(9,715)	(9,481)	(9,395)
Net premiums	$44,769	$40,318	$45,381	$40,777	$85,329	$79,885	$87,199	$81,096

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Loss and LAE incurred	$54,266	$36,455	$77,597	$54,207
Reinsurance recoverables	(13,025)	(1,180)	(17,496)	(595)
Net loss and LAE incurred	$41,241	$35,275	$60,101	$53,612

Multi-line excess of loss coverage

In addition to the catastrophe reinsurance noted below, both NLIC and ASIC participate in an excess of loss program placed with various reinsurers. This program is limited to each risk with respect to property and liability in the amount of $500,000 for each of NLIC and ASIC. Each of NLIC and ASIC retain $500,000 in this program.

Catastrophic coverage

At June 30, 2015, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8.0 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance for NLIC and ASIC in excess of $8.0 million is comprised of four layers of protection: $17.0 million in excess of $8.0 million retention and/or loss; $25.0 million in excess of $25.0 million loss; $50.0 million in excess of $50.0 million loss and $40.0 million in excess of $100.0 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8.0 million and $1.5 million, respectively. At June 30, 2015, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8.0 million in the aggregate.

Effective January 1, 2015, NLC renewed its underlying excess of loss contract that provides $10.0 million aggregate coverage for sub-catastrophic events. NLC retains a 9% participation in this coverage.

Effective July 1, 2015, NLC renewed its catastrophic excess of loss reinsurance coverage for a two-year period. The retentions for each of its subsidiary companies continue at $8.0 million for NLIC and $1.5 million for ASIC. ASIC renewed the underlying layer of coverage providing $6.5 million in excess of its $1.5 million retention. The reinsurance for NLIC and ASIC in excess of $8.0 million continues in four layers, but the coverage provided has been realigned and the total coverage provided reduced to $125.0 million. The revised program is comprised of the following four layers of protection: $17.0 million in excess of $8.0 million retention and/or loss; $25.0 million in excess of $25.0 million loss; $25.0 million in excess of $50.0 million loss and $50.0 million in excess of $75.0 million loss.

23. Segment and Related Information

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

Balance sheet amounts not discussed previously and the elimination of intercompany transactions are included in “All Other and Eliminations.” The following tables present certain information about reportable business segment revenues, operating results, goodwill and assets (in thousands).

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$90,881	$8,022	$(2,277)	$699	$(1,599)	$4,941	$100,667
Provision for loan losses	304	(146)	—	—	—	—	158
Noninterest income	15,047	80,247	168,227	42,835	—	(4,956)	301,400
Noninterest expense	60,524	90,347	144,952	56,060	1,892	(458)	353,317
Income (loss) before income taxes	$45,100	$(1,932)	$20,998	$(12,526)	$(3,491)	$443	$48,592

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$174,322	$16,018	$(5,291)	$1,456	$(1,490)	$9,044	$194,059
Provision for loan losses	2,789	56	—	—	—	—	2,845
Noninterest income	68,398	206,391	303,519	84,681	—	(9,376)	653,613
Noninterest expense	119,061	181,142	267,253	89,527	11,518	(708)	667,793
Income (loss) before income taxes	$120,870	$41,211	$30,975	$(3,390)	$(13,008)	$376	$177,034

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$90,828	$3,178	$(2,389)	$838	$1,695	$4,296	$98,446
Provision for loan losses	5,516	17	—	—	—	—	5,533
Noninterest income	16,392	25,838	122,820	43,123	—	(4,892)	203,281
Noninterest expense	60,240	28,359	111,224	49,420	2,565	(596)	251,212
Income (loss) before income taxes	$41,464	$640	$9,207	$(5,459)	$(870)	$—	$44,982

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$170,401	$5,808	$(6,528)	$1,817	$3,387	$8,982	$183,867
Provision for loan losses	8,744	31	—	—	—	—	8,775
Noninterest income	32,621	50,435	214,583	85,896	—	(10,154)	373,381
Noninterest expense	120,917	55,724	201,857	81,762	4,753	(1,172)	463,841
Income (loss) before income taxes	$73,361	$488	$6,198	$5,951	$(1,366)	$—	$84,632

June 30, 2015
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,537,026	$3,455,721	$1,622,317	$360,654	$1,822,215	$(3,320,735)	$12,477,198

December 31, 2014
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,036,729	$758,636	$1,498,846	$328,693	$1,522,655	$(2,903,143)	$9,242,416

24. Earnings per Common Share

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three and six months ended June 30, 2015 and 2014, stock options and RSUs are the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Income applicable to Hilltop common stockholders	$29,622	$27,085	$140,865	$50,845
Less: income applicable to participating shares	(139)	(141)	(660)	(266)
Net earnings available to Hilltop common stockholders	$29,483	$26,944	$140,205	$50,579

Weighted average shares outstanding - basic	99,486	89,709	99,613	89,708

Basic earnings per common share	$0.30	$0.30	$1.41	$0.56

Diluted earnings per share:
Income applicable to Hilltop common stockholders	$29,622	$27,085	$140,865	$50,845

Weighted average shares outstanding - basic	99,486	89,709	99,613	89,708
Effect of potentially dilutive securities	924	860	894	868
Weighted average shares outstanding - diluted	100,410	90,569	100,507	90,576

Diluted earnings per common share	$0.30	$0.30	$1.40	$0.56

25. Recently Issued Accounting Standards

In June 2015, FASB issued Accounting Standards Update (“ASU”) 2015-10 to clarify the codification, correct unintended application of guidance, eliminate inconsistencies, and to improve the codification’s presentation of guidance for a wide range of topics in the codification. Transition guidance varies based on the amendments included. The amendments that require transition guidance are effective for annual periods, and interim periods within those fiscal periods, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance. The Company is currently in the process of evaluating the transition provisions of the amendment and impact on its future consolidated financial statements. However, the

Company has adopted the amendment related to a clarification of the disclosure requirements for nonrecurring fair value measurements made during the period.

In May 2015, the FASB issued ASU 2015-09 requiring enhanced disclosures for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The amendment is effective for annual periods beginning after December 15, 2015 and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 to simplify presentation of debt issuance costs to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by this amendment. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2015 using the retrospective method of adoption. As permitted within the amendment, the Company has elected to early adopt the provisions of this amendment beginning with the three months ended June 30, 2015. Adoption of the amendment resulted in unamortized debt issuance costs of $1.9 million in connection with Hilltop’s issuance of the 5% senior notes due 2025 on April 9, 2015 being presented in the consolidated balance sheet at June 30, 2015 as a reduction from the $150.0 million aggregate principal amount. During the three months ended June 30, 2015, debt issuance costs of $30 thousand were amortized and included in interest expense.

In February 2015, the FASB issued ASU 2015-02 to modify the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment was initially scheduled to be effective for the Company no earlier than the first quarter of 2017, however, in July 2015, the FASB voted to defer the effective date by one year. Therefore, the amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 and may be adopted using either a full retrospective transition method or a modified retrospective transition method. Early adoption is permitted no earlier than the first quarter of 2017. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “probable,” “projects,” “seeks,” “should,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our litigation, our efforts to make strategic acquisitions, our recent acquisition of SWS Group, Inc. (“SWS”) and integration thereof, our revenue, our liquidity and sources of funding, market trends, operations and business, expectations concerning mortgage loan origination volume, expected losses on covered loans and related reimbursements from the Federal Deposit Insurance Corporation (“FDIC”), projected losses on mortgage loans originated, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of loans are forward-looking statements.

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

During the three and six months ended June 30, 2015, our net income to common stockholders was $29.6 million, or $0.30 per diluted share, and $140.9 million, or $1.40 per diluted share, respectively. The consolidated operating results during the six months ended June 30, 2015 include the recognition of a preliminary bargain purchase gain of $80.7 million related to our acquisition of SWS in a stock and cash transaction, whereby SWS merged with and into Hilltop Securities (the “SWS Merger”).

We reported $48.6 million and $177.0 million of consolidated income before income taxes during the three and six months ended June 30, 2015, respectively, including the following contributions from our four reportable operating segments.

•

The banking segment contributed $45.1 million and $120.9 million of income before income taxes during the three and six months ended June 30, 2015,  respectively, including $34.1 million of preliminary bargain purchase gain during the six months ended June 30, 2015;

•

The broker-dealer segment incurred losses before income taxes of $1.9 million during the three months ended June 30, 2015, and contributed $41.2 million of income before income taxes, including $46.6 million of preliminary bargain purchase gain,  during the six months ended June 30, 2015;

•	The mortgage origination segment contributed $21.0 million and $31.0 million of income before income taxes during the three and six months ended June 30, 2015, respectively; and

•	The insurance segment incurred losses before income taxes of $12.5 million and $3.4 million during the three and six months ended June 30, 2015, respectively.

At June 30, 2015, on a consolidated basis, we had total assets of $12.5 billion, total deposits of $6.8 billion, total loans, including loans held for sale, of $6.8 billion and stockholders’ equity of $1.7 billion.

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

The operations of SWS were included in our operating results beginning January 1, 2015 and such operations included a preliminary bargain purchase gain of $82.8 million as disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015. During the quarter ended June 30, 2015, the estimated fair value of the customer relationship intangible asset acquired as of January 1, 2015 was adjusted as a result of management’s review and approval of certain key assumptions that existed as of January 1, 2015. This adjustment resulted in a decrease in the preliminary bargain purchase gain associated with the SWS Merger to $80.7 million. This change is reflected in the consolidated statements of operations within noninterest income during the six months ended June 30, 2015. The adjustment to the preliminary bargain purchase gain decreased net income for the three months ended March 31, 2015 by $2.1 million as compared with amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Additionally, certain amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 within the consolidated balance sheet as of March 31, 2015, the related statement of comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2015, as well as the notes to the consolidated financial statements, will be revised in future filings.

In connection with the SWS Merger, we modified our organizational structure whereby FSC and its related entities also became subsidiaries of Hilltop Securities. First Southwest, Southwest Securities and SWS Financial (collectively, the “Hilltop Broker-Dealers”) will continue to operate as separate broker-dealers, under coordinated leadership, until such time as the necessary regulatory approvals are obtained and systems integrations are complete.

On April 9, 2015, we completed our offering of $150.0 million aggregate principal amount of our 5% senior notes due 2025 (“Senior Unregistered Notes”) in a private offering. On April 28, 2015, we used the net proceeds of the offering to redeem all of our outstanding Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million, and are utilizing the remainder for general corporate purposes. In connection with the issuance of the Senior Unregistered Notes, on April 9, 2015, we entered into a registration rights agreement with the initial purchasers of the Senior Unregistered Notes and agreed to offer to exchange the Senior Unregistered Notes for notes registered under the Securities Act (the “Senior Registered Notes”). The terms of the Senior Registered Notes are substantially identical to the Senior Unregistered Notes for which they were exchanged (including principal amount, interest rate, maturity and redemption rights), except that the Senior Registered Notes generally are not subject to transfer restrictions. On May 22, 2015, and subject to the terms and conditions set forth in the Senior Registered Notes prospectus, we commenced an offer to exchange the outstanding Senior Unregistered Notes for Senior Registered Notes.  Substantially all of the Senior Unregistered Notes were tendered for exchange, and on June 22, 2015, we fulfilled all of the requirements of the registration rights agreement for the Senior Unregistered Notes by issuing Senior Registered Notes in exchange for the tendered Senior Unregistered Notes. We refer to the Senior Registered Notes and the Senior Unregistered Notes that remain outstanding collectively as the “Senior Notes.”

Segment Information

Effective January 1, 2015, we have three primary operating business units, PlainsCapital (banking and mortgage origination), Hilltop Securities (broker-dealer) and NLC (insurance). Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. The SWS Merger did not result in changes to our four reportable business segments. Consistent with the segment operating results during 2014, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer, mortgage origination and insurance segments. Based on historical results, operating results for the mortgage origination segment tend to be more volatile than operating results for the banking, broker-dealer and insurance segments.

The banking segment has included the operations of the former SWS FSB since January 1, 2015. The banking segment primarily provides business and consumer banking services from offices located throughout Texas and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income, while also deriving revenue from other sources, including service charges on customer deposit accounts and trust fees.

The broker-dealer segment has included the operations of Southwest Securities and SWS Financial since January 1, 2015. The broker-dealer segment has historically generated a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services at First Southwest. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), and First Southwest Asset Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940. Southwest Securities is a broker-dealer registered with the SEC and FINRA and a member of the NYSE, and SWS Financial is an introducing broker-dealer that is also registered with the SEC and FINRA.

The mortgage origination segment includes the operations of PrimeLending, which offers a variety of loan products and generates revenue predominantly from fees charged on the origination of loans and from selling these loans in the secondary market.

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

Balance sheet amounts not discussed previously and the elimination of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable business segments is presented in Note 23, Segment and Related Information, in the notes to our consolidated financial statements. The following tables present certain information about the operating results of our reportable business segments (in thousands).

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$90,881	$8,022	$(2,277)	$699	$(1,599)	$4,941	$100,667
Provision for loan losses	304	(146)	—	—	—	—	158
Noninterest income	15,047	80,247	168,227	42,835	—	(4,956)	301,400
Noninterest expense	60,524	90,347	144,952	56,060	1,892	(458)	353,317
Income (loss) before income taxes	$45,100	$(1,932)	$20,998	$(12,526)	$(3,491)	$443	$48,592

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$174,322	$16,018	$(5,291)	$1,456	$(1,490)	$9,044	$194,059
Provision for loan losses	2,789	56	—	—	—	—	2,845
Noninterest income	68,398	206,391	303,519	84,681	—	(9,376)	653,613
Noninterest expense	119,061	181,142	267,253	89,527	11,518	(708)	667,793
Income (loss) before income taxes	$120,870	$41,211	$30,975	$(3,390)	$(13,008)	$376	$177,034

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$90,828	$3,178	$(2,389)	$838	$1,695	$4,296	$98,446
Provision for loan losses	5,516	17	—	—	—	—	5,533
Noninterest income	16,392	25,838	122,820	43,123	—	(4,892)	203,281
Noninterest expense	60,240	28,359	111,224	49,420	2,565	(596)	251,212
Income (loss) before income taxes	$41,464	$640	$9,207	$(5,459)	$(870)	$—	$44,982

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$170,401	$5,808	$(6,528)	$1,817	$3,387	$8,982	$183,867
Provision for loan losses	8,744	31	—	—	—	—	8,775
Noninterest income	32,621	50,435	214,583	85,896	—	(10,154)	373,381
Noninterest expense	120,917	55,724	201,857	81,762	4,753	(1,172)	463,841
Income (loss) before income taxes	$73,361	$488	$6,198	$5,951	$(1,366)	$—	$84,632

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $194.1 million in net interest income during the six months ended June 30, 2015, compared with net interest income of $183.9 million during the same period in 2014. The year-over-year increase in net interest income was primarily due to the inclusion of those operations acquired in the SWS Merger.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through the Hilltop Broker-Dealers, we provide investment banking and other related financial services. During the six months ended June 30, 2015 and 2014,  we generated $138.8 million and $43.6 million, respectively, in securities commissions and fees (net of intercompany eliminations) and investment banking and advisory fees.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2015 and 2014, we generated $303.3 million and $214.5 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $79.9 million and $81.1 million in net insurance premiums earned during the six months ended June 30, 2015 and 2014, respectively.

In the aggregate, we generated $653.6 million and $373.4 million in noninterest income during the six months ended June 30, 2015 and 2014, respectively. Excluding the preliminary bargain purchase gain of $80.7 million related to the SWS Merger, our noninterest income during the six months ended June 30, 2015 was $572.9 million. We are presenting this financial measure because certain investors may use it to evaluate our business and financial results. This year-over-year increase in noninterest income other than preliminary bargain purchase gain is predominantly attributable to increases in noninterest income in our broker-dealer and mortgage origination segments.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended June 30, 2015 was $29.6 million, or $0.30 per diluted share, compared with net income applicable to common stockholders of $27.1 million, or $0.30 per diluted share, during the three months ended June 30, 2014. Net income applicable to common stockholders during the six months ended June 30, 2015 was $140.9 million, or $1.40 per diluted share, compared with net income applicable to common stockholders of $50.8 million, or $0.56 per diluted share, during the six months ended June 30, 2014. The consolidated operating results during the six months ended June 30, 2015 include the recognition of a preliminary bargain purchase gain related to the SWS Merger of $80.7 million. Included in the preliminary bargain purchase gain is a reversal of a $35.5 million valuation allowance against SWS deferred tax assets. This amount is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual limitation on their usage because of the ownership change. In addition, the preliminary bargain purchase gain reflects our acquisition date fair value allocation to identifiable intangible assets of $7.5 million.

As a result of the SWS Merger, the operations, assets and liabilities acquired in the SWS Merger are included in our balance sheet and operating results beginning January 1, 2015. We expect the operations acquired in the SWS Merger to have a significant effect on our broker-dealer segment in future periods. In addition, transaction costs primarily related to the execution and closing of the transaction, and integration related costs associated with employee expenses (such as, severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease), have been incurred as a result of the plan to restructure and integrate the operations and systems of SWS and the former SWS FSB. During the six months ended June 30, 2015, we incurred $3.6 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration related costs associated with employee, professional fee and contractual expenses during this same period were $6.9 million, $1.6 million, and $2.4 million, respectively. During the six months ended June 30, 2014, we incurred $0.4 million in pre-tax transaction costs related to the SWS Merger.

Certain items included in net income for 2014 and 2015 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, and the SWS Merger. Income before taxes during the three months ended June 30, 2015 includes net accretion of $6.0 million, $11.8 million and $5.0 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively (collectively, the “Bank Transactions”), offset by amortization of identifiable intangibles of $2.3 million, $0.2 million and $0.1 million, respectively. During the three months ended June 30, 2014, income before taxes includes net accretion of $17.0 million and $10.4 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $2.3 million and $0.3 million, respectively. Income before taxes during the six months ended June 30, 2015 includes net accretion of $10.0 million, $21.6 million and $7.4 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, offset by amortization of identifiable intangibles of $4.3 million, $0.5 million and $0.5 million, respectively. During the six months ended June 30, 2014, income before taxes includes net accretion of $27.0 million and $19.9 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $4.6 million and $0.5 million, respectively.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended
	2015	2014	2015	2014	December 31, 2014
Performance Ratios:
Return on average stockholder's equity	7.12%	7.99%	16.92%	7.82%	8.01%
Return on average assets	0.97%	1.24%	2.31%	1.19%	1.26%
Net interest margin (taxable equivalent) (1)	3.75%	5.18%	3.66%	4.90%	4.74%

(1)	Taxable equivalent net interest income divided by average interest-earning assets.
(2)

During the three and six months ended June 30, 2015, taxable equivalent net interest margin was 84 basis points and 77 basis points, respectively, lower due to the impact related to the securities financing operations within our Broker-Dealer segment. The effect on taxable equivalent net interest margin was nominal during the three and six months ended June 30, 2014.

During the three months ended June 30, 2015, the consolidated taxable equivalent net interest margin of 3.75% was 96 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $7.1 million, $11.8 million and $4.7 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.0 million. The taxable equivalent net interest margin during the three months ended June 30, 2014 of 5.18%  was 164 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $17.8 million and $8.1 million associated with PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $1.0 million, and FNB Transaction-related amortization of premium on acquired time deposits of $2.5 million.

During the six months ended June 30, 2015, the consolidated taxable equivalent net interest margin of 3.66% was 85 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $12.1 million, $21.6 million and $6.9 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.9 million. The taxable equivalent net interest margin during the six months ended June 30, 2014 of 4.90% was  146  basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $28.6 million and $15.3 million associated with PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $1.9 million, and FNB Transaction-related amortization of premium on acquired time deposits of $4.6 million.

The FNB Transaction-related accretion of discount on loans of $21.6 million and $15.3 million during the six months ended June 30, 2015 and 2014, respectively, included accretion due to better-than-expected resolution of covered purchased credit impaired (“PCI”)  loans. This better-than-expected performance and resulting increases in yields calculated as a part of the Bank’s quarterly recast process led to the reclassification of $26.0 million and $57.6 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2015			2014
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$6,563,094	$96,967	5.88%	$5,526,869	$92,204	6.63%
Investment securities - taxable	1,087,238	6,210	2.29%	1,144,269	7,618	2.66%
Investment securities - non-taxable (2)	235,229	2,296	3.91%	185,533	1,772	3.82%
Federal funds sold and securities purchased under agreements to resell	93,871	15	0.06%	20,308	14	0.28%
Interest-bearing deposits in other financial institutions	580,610	327	0.23%	575,653	317	0.22%
Other	2,293,444	10,586	1.83%	218,413	3,068	5.62%
Interest-earning assets, gross	10,853,486	116,401	4.27%	7,671,045	104,993	5.44%
Allowance for loan losses	(41,789)			(38,909)
Interest-earning assets, net	10,811,697			7,632,136
Noninterest-earning assets	1,748,109			1,304,522
Total assets	$12,559,806			$8,936,658

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,749,690	$3,900	0.33%	$4,523,194	$3,096	0.27%
Notes payable and other borrowings	3,345,511	11,095	1.32%	966,143	2,866	1.18%
Total interest-bearing liabilities	8,095,201	14,995	0.74%	5,489,337	5,962	0.43%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,168,728			1,761,194
Other liabilities	601,480			307,846
Total liabilities	10,865,409			7,558,377
Stockholders’ equity	1,693,785			1,377,769
Noncontrolling interest	612			512
Total liabilities and stockholders' equity	$12,559,806			$8,936,658

Net interest income (2)		$101,406			$99,031
Net interest spread (2)			3.53%			5.01%
Net interest margin (2)			3.75%			5.18%

	Six Months Ended June 30,
	2015			2014
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$6,460,000	$184,355	5.69%	$5,299,145	$171,948	6.47%
Investment securities - taxable	1,124,453	13,241	2.36%	1,133,315	15,206	2.69%
Investment securities - non-taxable (2)	249,596	4,819	3.87%	184,345	3,633	3.94%
Federal funds sold and securities purchased under agreements to resell	81,696	32	0.08%	23,305	33	0.28%
Interest-bearing deposits in other financial institutions	725,516	901	0.25%	770,206	912	0.24%
Other	2,138,308	21,504	2.00%	203,428	5,708	5.64%
Interest-earning assets, gross	10,779,569	224,852	4.16%	7,613,744	197,440	5.17%
Allowance for loan losses	(41,607)			(37,891)
Interest-earning assets, net	10,737,962			7,575,853
Noninterest-earning assets	1,770,586			1,336,127
Total assets	$12,508,548			$8,911,980

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,926,974	$8,215	0.34%	$4,735,026	$6,855	0.29%
Notes payable and other borrowings	3,062,589	21,057	1.38%	815,942	5,514	1.35%
Total interest-bearing liabilities	7,989,563	29,272	0.74%	5,550,968	12,369	0.45%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,161,493			1,741,409
Other liabilities	656,268			264,504
Total liabilities	10,807,324			7,556,881
Stockholders’ equity	1,700,666			1,354,635
Noncontrolling interest	558			464
Total liabilities and stockholders' equity	$12,508,548			$8,911,980

Net interest income (2)		$195,580			$185,071
Net interest spread (2)			3.42%			4.72%
Net interest margin (2)			3.66%			4.90%

(1)	Average balance includes non-accrual loans.
(2)

Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.7 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.5 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin shown above. Our consolidated net interest margin includes the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, particularly items related to securities financing operations, as well as the borrowing costs of Hilltop and PlainsCapital, both of which reduce our consolidated net interest margin. In addition, yields and costs on certain interest-earning assets, such as lines of credit extended to subsidiaries by the banking segment, are eliminated from the consolidated financial statements.

On a consolidated basis, net interest income increased $2.2 million and $10.2 million during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. These increases  were primarily due to the inclusion of those operations acquired in the SWS Merger.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which relates to the banking segment, was $0.2 million and $5.5 million during the three months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $0.7 million and the recapture of charges on PCI loans of $0.5 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $3.9 million and PCI loans of $1.6 million during the three months ended June 30, 2014.  During the six months ended June 30, 2015 and 2014, the consolidated provision for loan losses, substantially all of which relates to the banking segment, was $2.8 million and $8.8 million, respectively. The provision for loan losses during the six months ended June 30, 2015 was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $4.1 million and the recapture of charges on PCI loans of $1.3 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $5.3 million and PCI loans of $3.5 million during the six months ended June 30, 2014.

Consolidated noninterest income increased $98.1 million and $280.2 million during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. These year-over-year changes included the recognition of a preliminary bargain purchase gain related to the SWS Merger of $80.7 million during the quarter ended March 31, 2015. Other changes in noninterest income during the three and six months ended June 30, 2015, compared with the same periods in 2014, included increases in securities commissions and fees (net of intercompany eliminations) and investment banking and advisory fees within our broker-dealer segment of $48.5 million and $95.2 million, respectively, and increases within our mortgage origination segment of $45.4 million and $88.9 million, respectively.

Consolidated noninterest expense during the three and six months ended June 30, 2015 increased $102.1 million and $204.0 million, respectively, compared with the same periods in 2014. These year-over-year increases during the three and six months ended June 30, 2015, compared with the same periods in 2014, included significant increases in noninterest expenses within our broker-dealer segment of $62.0 million and $125.4 million, respectively, primarily due to the inclusion of those operations acquired as part of the SWS Merger. In addition, as previously discussed, during the three and six months ended June 30, 2015 we incurred pre-tax transaction and integration costs related to the SWS Merger of $4.5 million and $14.5 million, respectively. Changes between the three and six months ended June 30, 2015 and the comparable periods in 2014 within the major components of noninterest expense included increases of $75.9 million and $152.1 million, respectively, in employees’ compensation and benefits and $15.0 million and $37.4 million, respectively, in other expenses and primarily attributable to increases in our broker-dealer and mortgage origination segments.

Consolidated income tax expense during the three months ended June 30, 2015 and 2014 was $18.1 million and $16.3 million, respectively, reflecting effective tax rates of 37.3% and 36.2%, respectively. During the six months ended June 30, 2015 and 2014, consolidated income tax expense was $33.6 million and $30.6 million, respectively, reflecting effective tax rates of 19.0% and 36.2%, respectively. The decrease in our effective tax rate during the six months ended June 30, 2015 was primarily due to no income taxes being recorded during the quarter ended March 31, 2015 in connection with the preliminary bargain purchase gain of $80.7 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, during the quarter ended March 31, 2015, we recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability booked during 2014 associated with the difference between book and tax basis on Hilltop’s prior investment in SWS common stock. Therefore, the effective income tax rate during the six months ended June 30, 2015 is not necessarily indicative of anticipated future effective tax rates.

Segment Results

Banking Segment

Income before income taxes in our banking segment during the three months ended June 30, 2015 and 2014 was $45.1 million and $41.5 million, respectively, while income before income taxes in our banking segment during the six months ended June 30, 2015 and 2014 was $120.9 million and $73.4 million, respectively. These year-over-year changes included the recognition of a preliminary bargain purchase gain related to the SWS Merger included within the banking segment of $34.1 million during the six months ended June 30, 2015 and pre-tax costs of $1.2 million and $3.0 million directly attributable to the integration of the former SWS FSB during the three and six months ended June 30, 2015, respectively. The remainder of the increases in income before income taxes during the three and six months ended June 30, 2015, compared with the same periods in 2014, were primarily due to decreases in the provision for loan losses.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended
	2015	2014	2015	2014	December 31, 2014
Performance Ratios:
Efficiency ratio (1)	57.14%	56.18%	49.05%	59.56%	61.17%
Return on average assets	1.41%	1.36%	2.17%	1.20%	1.20%
Net interest margin (taxable equivalent) (2)	5.02%	5.52%	4.80%	5.16%	5.00%

(1)	Noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended June 30, 2015, the banking segment’s taxable equivalent net interest margin of 5.02% was 145 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $7.1 million, $11.8 million and $4.7 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.0 million. The taxable equivalent net interest margin during the three months ended June 30, 2014 of 5.52% was 190 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $17.8 million and $8.1 million associated with PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $1.0 million, and FNB Transaction-related amortization of premium on acquired time deposits of $2.5 million.

During the six months ended June 30, 2015, the banking segment’s taxable equivalent net interest margin of 4.80% was 127 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $12.1 million, $21.6 million and $6.9 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.9 million. The taxable equivalent net interest margin during the six months ended June 30, 2014 of 5.16% was 166 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $28.6 million and $15.3 million associated with PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $1.9 million, and FNB Transaction-related amortization of premium on acquired time deposits of $4.6 million. The FNB Transaction-related accretion of discount on loans of $21.6 million and $15.3 million during the six months ended June 30, 2015 and 2014, respectively, included accretion due to better-than-expected resolution of covered PCI loans. This better-than-expected performance and resulting increases in yields calculated as a part of the Bank’s quarterly recast process led to the reclassification of $26.0 million and $57.6 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2015			2014
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,756,730	$80,687	6.74%	$4,216,648	$80,173	7.55%
Subsidiary warehouse lines of credit	1,112,636	9,888	3.52%	901,125	8,229	3.61%
Investment securities - taxable	763,905	3,998	2.09%	913,494	4,561	2.00%
Investment securities - non-taxable (2)	138,267	1,318	3.81%	152,042	1,476	3.88%
Federal funds sold and securities purchased under agreements to resell	20,801	15	0.29%	20,308	14	0.28%
Interest-bearing deposits in other financial institutions	479,752	302	0.25%	406,773	256	0.25%
Other	48,554	429	3.53%	42,871	411	3.84%
Interest-earning assets, gross	7,320,645	96,637	5.25%	6,653,261	95,120	5.68%
Allowance for loan losses	(41,466)			(38,745)
Interest-earning assets, net	7,279,179			6,614,516
Noninterest-earning assets	1,126,700			1,260,740
Total assets	$8,405,879			$7,875,256

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,363,195	$4,556	0.42%	$4,500,603	$3,112	0.28%
Notes payable and other borrowings	651,281	379	0.23%	597,977	392	0.26%
Total interest-bearing liabilities (3)	5,014,476	4,935	0.39%	5,098,580	3,504	0.28%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,140,807			1,706,187
Other liabilities	48,358			31,748
Total liabilities	7,203,641			6,836,515
Stockholders’ equity	1,202,238			1,038,741
Total liabilities and stockholders’ equity	$8,405,879			$7,875,256

Net interest income (2)		$91,702			$91,616
Net interest spread (2)			4.85%			5.40%
Net interest margin (2)			5.02%			5.52%

	Six Months Ended June 30,
	2015			2014
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,742,687	$154,628	6.50%	$4,231,309	$150,894	7.11%
Subsidiary warehouse lines of credit	1,010,350	17,951	3.53%	769,643	15,161	3.92%
Investment securities - taxable	802,914	8,781	2.19%	905,127	8,956	1.98%
Investment securities - non-taxable (2)	142,141	2,704	3.80%	153,048	2,971	3.88%
Federal funds sold and securities purchased under agreements to resell	23,069	32	0.28%	23,305	33	0.28%
Interest-bearing deposits in other financial institutions	617,865	844	0.28%	600,960	769	0.26%
Other	46,647	850	3.64%	36,016	812	4.51%
Interest-earning assets, gross	7,385,673	185,790	5.01%	6,719,408	179,596	5.33%
Allowance for loan losses	(41,282)			(37,733)
Interest-earning assets, net	7,344,391			6,681,675
Noninterest-earning assets	1,155,379			1,265,809
Total assets	$8,499,770			$7,947,484

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,520,424	$8,879	0.40%	$4,724,047	$6,897	0.29%
Notes payable and other borrowings	620,499	935	0.30%	474,797	717	0.30%
Total interest-bearing liabilities (3)	5,140,923	9,814	0.38%	5,198,844	7,614	0.30%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,112,617			1,703,019
Other liabilities	62,009			25,169
Total liabilities	7,315,549			6,927,032
Stockholders’ equity	1,184,221			1,020,452
Total liabilities and stockholders’ equity	$8,499,770			$7,947,484

Net interest income (2)		$175,976			$171,982
Net interest spread (2)			4.63%			5.03%
Net interest margin (2)			4.80%			5.16%

(1)	Average balance includes non-accrual loans.
(2)

Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.5 million for each of the three months ended June 30, 2015 and 2014, and $1.0 million for each of the six months ended June 30, 2015 and 2014.

(3)

Excludes the allocation of interest expense on PlainsCapital debt of $0.4 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.

The banking segment’s net interest margin shown above exceeds our consolidated net interest margin. Our consolidated net interest margin includes the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, as well as the borrowing costs of Hilltop and PlainsCapital, both of which reduce our consolidated net interest margin. In addition, the banking segment’s interest-earning assets include lines of credit extended to subsidiaries. Such yields and costs are eliminated from the consolidated financial statements.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 vs. 2014			2015 vs. 2014
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$10,193	$(9,679)	$514	$18,169	$(14,435)	$3,734
Subsidiary warehouse lines of credit	1,910	(251)	1,659	4,715	(1,925)	2,790
Investment securities - taxable	(747)	184	(563)	(1,011)	836	(175)
Investment securities - non-taxable (2)	(134)	(24)	(158)	(212)	(55)	(267)
Federal funds sold and securities purchased under agreements to resell	—	1	1	—	(1)	(1)
Interest-bearing deposits in other financial institutions	46	—	46	22	53	75
Other	55	(37)	18	240	(202)	38
Total interest income (2)	11,323	(9,806)	1,517	21,923	(15,729)	6,194

Interest expense
Deposits	$(95)	$1,539	$1,444	$(300)	$2,282	$1,982
Notes payable and other borrowings	35	(48)	(13)	221	(3)	218
Total interest expense	(60)	1,491	1,431	(79)	2,279	2,200

Net interest income (2)	$11,383	$(11,297)	$86	$22,002	$(18,008)	$3,994

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Taxable equivalent net interest income increased $0.1 million and $4.0 million during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Increases in the volume of interest-earning assets, primarily loans acquired in the SWS Merger and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $11.3 million and $21.9 million during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $9.8 million and $15.7 million during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014, primarily due to the net effects of lower yields on the loan portfolio and subsidiary warehouse lines of credit, partially offset by increased yields on the investment portfolio. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $1.5 million and $2.3 million during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014, primarily due to lower amortization of premiums on time deposits acquired in the FNB Transaction and SWS Merger.

The banking segment’s noninterest income was $15.0 million and $16.4 million during the three months ended June 30, 2015 and 2014, respectively, and $68.4 million and $32.6 million during the six months ended June 30, 2015 and 2014, respectively. The year-over-year change during the six months ended June 30, 2015 was primarily due to the recognition of a preliminary bargain purchase gain related to the SWS Merger of $34.1 million and $4.4 million of realized gains on securities acquired in the SWS Merger and subsequently sold during the three months ended March 31, 2015.

The banking segment’s noninterest expenses were $60.5 million and $60.2 million during the three months ended June 30, 2015 and 2014, respectively, and $119.1 million and $120.9 million during the six months ended June 30, 2015 and 2014, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. Noninterest expenses during the three and six months ended June 30, 2015 included the operations acquired in the SWS Merger and pre-tax integration related costs directly attributable to the integration of the former SWS FSB of $1.2 million and $3.0 million, respectively, related to employee, professional fees and contractual expenses.

Broker-Dealer Segment

Loss before income taxes in our broker-dealer segment during the three months ended June 30, 2015 was $1.9 million compared with income before income taxes of $0.6 million during the same period in 2014, while income before income taxes in our broker-dealer segment during the six months ended June 30, 2015 and 2014 were  $41.2 million and $0.5 million, respectively. The year-over-year change during the six months ended June 30, 2015 included the recognition of a preliminary bargain purchase gain of $46.6 million related to the SWS Merger included within the broker-dealer segment, as well as pre-tax transaction and integration related costs of $8.2 million directly attributable to the acquisition of SWS during the six months ended June 30, 2015. The broker-dealer segment incurred pre-tax integration related costs of $5.0 million directly attributable to the acquisition of SWS during the three months ended June 30, 2015.  As noted in the table below, the operations acquired in the SWS Merger had a significant impact on each of the components of income (loss) before income taxes during the three and six months ended June 30, 2015, compared with the same periods in 2014. The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Net interest income:
Securities lending	$2,786	$951	$1,835	$5,298	$1,577	$3,721
Other	5,236	2,227	3,009	10,720	4,231	6,489
Total net interest income	8,022	3,178	4,844	16,018	5,808	10,210
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	13,779	3,760	10,019	29,902	7,740	22,162
Retail	20,549	217	20,332	40,423	390	40,033
Clearing	6,082	2,877	3,205	11,921	5,658	6,263
Other	1,330	140	1,190	2,538	200	2,338
	41,740	6,994	34,746	84,784	13,988	70,796
Investment banking and advisory fees by business line:
Public finance	23,587	14,671	8,916	42,289	26,955	15,334
Capital markets	70	(45)	115	828	61	767
Retail	4,006	—	4,006	7,970	—	7,970
Structured finance	1,622	287	1,335	2,801	802	1,999
Clearing	12	11	1	24	23	1
Other	368	346	22	675	1,766	(1,091)
	29,665	15,270	14,395	54,587	29,607	24,980
Bargain purchase gain	—	—	—	46,615	—	46,615
Other	8,842	3,574	5,268	20,405	6,840	13,565
Total noninterest income	80,247	25,838	54,409	206,391	50,435	155,956
Noninterest expense:
Compensation and benefits expenses	64,395	17,009	47,386	128,821	33,629	95,192
Other	25,806	11,367	14,439	52,377	22,126	30,251
Total noninterest expense	90,201	28,376	61,825	181,198	55,755	125,443

Income (loss) before income taxes	$(1,932)	$640	$(2,572)	$41,211	$488	$40,723

(1)	Securities commissions and fees includes income of $0.6 million during both the three and six months ended June 30, 2015 and 2014 that is eliminated in consolidation.

The broker-dealer segment had net interest income of $8.0 million and $3.2 million during the three months ended June 30, 2015 and 2014, respectively, and net interest income of $16.0 million and $5.8 million during the six months ended June 30, 2015 and 2014, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The year-over-year increases between the three and six months ended June 30, 2015 and the comparable periods in 2014  were primarily due to the inclusion of those operations acquired in the SWS Merger.

Noninterest income was $80.2 million and $25.8 million during the three months ended June 30, 2015 and 2014, respectively,  and $206.4 million and $50.4 million during the six months ended June 30, 2015 and 2014, respectively. As noted above, the year-over-year change during the six months ended June 30, 2015 included the recognition of a preliminary bargain purchase gain of $46.6 million related to the SWS Merger. The remaining changes in noninterest income during the three and six months ended June 30, 2015, compared with the same periods  in 2014, were primarily due to increases of $54.4 million and $109.3 million, respectively, resulting from the inclusion of SWS’s operations, increased fees earned by FSC from increased volumes in its non-profit housing program which is included within other noninterest income, and increased advisory fees by FSC on its public finance clients.

The broker-dealer segment participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells U.S. Agency to-be-announced (“TBA”) securities. Additionally, TBA purchase and sales agreements are entered into to assist small to mid-size mortgage loan originators in hedging the interest rate risk associated with their client-owned mortgages. The fair values of these derivative instruments increased $9.2 million and $3.2 million during the three months ended June 30, 2015 and 2014, respectively, and $17.8 million and $6.1 million during the six months ended June 30, 2015 and 2014, respectively.  The Hilltop Broker-Dealers also hold trading securities to support sales, underwriting and other customer activities. The fair values of securities within this trading portfolio decreased $0.4 million during the three months ended June 30, 2015 and increased $2.6 million during the six months ended June 30, 2015, and increased $0.3 million and $0.7 million during the three and six months ended June 30, 2014, respectively. These changes in the fair value of derivative instruments and trading portfolio are included within other noninterest income.

Noninterest expenses, including provision for loan losses, were $90.2 million and $28.4 million during the three months ended June 30, 2015 and 2014, respectively, and $181.2 million and $55.8 million during the six months ended June 30, 2015 and 2014, respectively. The increases in noninterest expenses, including provision for loan losses, of $61.8 million and $125.4 million during the three and six months ended June 30, 2015, compared to the same periods in 2014, were primarily due to increases of $47.4 million and $95.2 million, respectively, in employees’ compensation and benefits costs, of which $39.4 million and $82.0 million, respectively, was associated with the operations acquired in the SWS Merger. Compensation that varies with noninterest income accounted for $7.5 million and $11.8 million, respectively, of the noted increases in First Southwest’s compensation costs, and employees’ compensation and benefits and occupancy and equipment expenses accounted for the majority of the noninterest expenses incurred during each respective period. In addition, during the six months ended June 30, 2015, the broker-dealer segment incurred pre-tax transaction costs of $0.8 million,  while pre-tax integration related costs resulted from employee expenses, professional fees and contractual expenses directly attributable to the integration of SWS were $2.9 million, $0.6 million and $1.5 million, respectively, during the three months ended June 30, 2015, and $5.1 million, $0.8 million and $1.5 million, respectively, during the six months ended June 30, 2015. Integration related costs are expected to continue into 2016 as the Hilltop Broker-Dealers will continue to operate as separate broker-dealers, under coordinated leadership, until such time as the necessary regulatory approvals are obtained and systems integrations are complete.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Compensation as a % of net revenue, excluding bargain purchase gain	73.0%	58.6%	73.3%	59.8%
FDIC insured program balances at PlainsCapital Bank (end of period)			$674,579	$281,616
Other FDIC insured program balances (end of period)			$1,079,549	$175,856
Customer margin balances (end of period)			$413,860	$224,151
Customer funds on deposit, including short credits (end of period)			$497,345	$184,114

Public finance:
Number of issues	889	433	1,372	722
Aggregate amount of offerings	$38,792,286	$20,913,900	$75,981,106	$41,271,697

Capital markets:
Total volumes	$18,777,064	$7,794,962	$36,283,310	$14,320,282
Net inventory (end of period)			$108,374	$40,497

Retail:
Retail employee representatives (end of period)			132	4
Independent registered representatives (end of period)			250	—

Structured finance:
Lock production/TBA volume	$3,223,490	$502,149	$6,249,120	$830,185

Clearing:
Total tickets	$544,857	$373,015	$1,063,972	$779,933
Correspondents (end of period)			209	76

Securities lending:
Interest-earning assets - stock borrowed (end of period)			$2,027,934	$163,682
Interest-bearing liabilities - stock loaned (end of period)			$1,966,110	$133,162

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment during the three months ended June 30, 2015 and 2014 was $21.0 million and $9.2 million, respectively, and $31.0 million and $6.2 million during the six months ended June 30, 2015 and 2014, respectively. The increases in income before income taxes during the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily due to increases in noninterest income partially offset by increases in compensation that varies with the volume of mortgage loan originations (“variable compensation”), and to a lesser extent, increases in other noninterest expenses. Net interest expense of $2.3 million and $2.4 million during the three months ended June 30, 2015 and 2014, respectively, and net interest expense of $5.3 million and $6.5 million during the six months ended June 30, 2015 and 2014, respectively, resulted from interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage origination segment originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2015	Total	2014	Total	2015	Total	2014	Total
Mortgage Loan Originations - units	17,010		13,373		29,373		22,525

Mortgage Loan Originations - volume	$3,833,765		$2,838,731		$6,647,285		$4,704,884

Mortgage Loan Originations:
Conventional	$2,422,374	63.19%	$1,777,589	62.62%	$4,269,787	64.23%	$2,971,726	63.16%
Government	997,726	26.02%	818,158	28.82%	1,667,262	25.08%	1,370,486	29.13%
Jumbo	261,033	6.81%	238,991	8.42%	472,866	7.12%	355,725	7.56%
Other	152,632	3.98%	3,993	0.14%	237,370	3.57%	6,947	0.15%
	$3,833,765	100.00%	$2,838,731	100.00%	$6,647,285	100.00%	$4,704,884	100.00%

Home purchases	$2,913,479	76.00%	$2,396,094	84.41%	$4,601,838	69.23%	$3,864,805	82.14%
Refinancings	920,286	24.00%	442,637	15.59%	2,045,447	30.77%	840,079	17.86%
	$3,833,765	100.00%	$2,838,731	100.00%	$6,647,285	100.00%	$4,704,884	100.00%

Texas	$827,197	21.58%	$692,878	24.41%	$1,416,627	21.31%	$1,123,033	23.87%
California	565,335	14.75%	387,445	13.65%	1,052,413	15.83%	679,017	14.43%
Florida	174,574	4.55%	135,701	4.78%	304,070	4.57%	229,075	4.87%
Ohio	159,831	4.17%	117,026	4.12%	267,275	4.02%	184,106	3.91%
North Carolina	137,985	3.60%	123,930	4.37%	245,831	3.70%	215,662	4.59%
Virginia	134,096	3.50%	93,538	3.29%	227,865	3.43%	144,417	3.07%
Maryland	124,114	3.24%	75,503	2.66%	224,111	3.37%	126,128	2.68%
Washington	125,563	3.28%	70,248	2.48%	217,446	3.27%	128,507	2.73%
Arizona	124,020	3.23%	85,268	3.00%	214,512	3.23%	164,753	3.50%
Missouri	124,418	3.24%	84,962	2.99%	199,321	3.00%	137,209	2.92%
All other states	1,336,632	34.86%	972,232	34.25%	2,277,814	34.27%	1,572,977	33.43%
	$3,833,765	100.00%	$2,838,731	100.00%	$6,647,285	100.00%	$4,704,884	100.00%

Mortgage Loan Sales - volume	$3,635,853		$2,343,440		$6,541,119		$4,418,991

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

As a result of a decline in mortgage interest rates that began in the second quarter of 2014 and continued into the first quarter of 2015, refinancing volume increased to $920.3 million and $2.0 billion during the three and six months ended June 30, 2015, respectively (representing 24.0% and 30.8%, respectively, of total loan origination volume), from $442.6 million and $840.1 million during the three and six months ended June 30, 2014, respectively (representing 15.6% and 17.9%, respectively, of total loan origination volume). Home purchases volume increased 21.6% to $2.9 billion from $2.4 billion during the three months ended June 30, 2015 compared to the same period in 2014, while home purchases volume increased by 19.1% to $4.6 billion from $3.9 billion during the six months ended June 30, 2015 compared to the same period in 2014.

The mortgage origination segment’s total loan origination volume during the three and six months ended June 30, 2015 increased 35.1% and 41.3%, respectively, from the same periods in 2014. Income before income taxes during the three and six months ended June 30, 2015, compared to the same periods in 2014, increased at a greater rate than loan origination volume primarily due to noninterest income increasing by 37.0%  and 41.4%, respectively, compared with increases in noninterest expense of 30.3% and 32.4%, respectively.

Noninterest income was $168.2 million and $122.8 million during the three months ended June 30, 2015 and 2014, respectively, and $303.5 million and $214.6 million during the six months ended June 30, 2015 and 2014, respectively, and was comprised of the following (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Net gains from sale of loans	$134,082	$78,772	$55,310	$242,712	$150,289	$92,423
Mortgage loan origination fees	20,958	16,983	3,975	35,547	29,327	6,220
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	6,499	25,667	(19,168)	19,672	29,020	(9,348)
Mortgage servicing rights asset	2,414	(1,441)	3,855	(2,874)	917	(3,791)
Servicing fees	4,274	2,839	1,435	8,462	5,030	3,432
	$168,227	$122,820	$45,407	$303,519	$214,583	$88,936

Net gains on sale of loans increased 70.2% and 61.5%, and mortgage origination fees increased 23.4% and 21.2% during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. The increases in net gains on sale of loans were primarily a result of 55.2% and 48.0% increases in total loan sales volume, in addition to increases in average loan sales margins during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. The increases in mortgage origination fees were primarily a result of 35.1 % and 41.3% increases in total loan origination volume, partially offset by decreases in average loan origination fees during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014.

During the three and six months ended June 30, 2015, noninterest income included $6.5 million and $19.7 million, respectively, of increases in net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. These increases were primarily a result of increases in the volume of IRLCs and mortgage loans held during these periods partially offset by decreases in the average value of individual IRLCs and mortgage loans. During the three and six months ended June 30, 2014, noninterest income included comparable increases of $25.7 million and $29.0 million, respectively. Increases in the volume of IRLCs and mortgage loans held for sale and the average value of individual IRLCs and mortgage loans were primarily responsible for the increase during the three months ended June 30, 2014, while an increase in the average value of individual IRLCs and mortgage loans was primarily responsible for the increase during the six months ended June 30, 2014.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the year ended December 31, 2014, the mortgage origination segment retained servicing on approximately 31% of loans sold,  but decreased to approximately 21% and 16% during the three and six months ended June 30, 2015. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related mortgage servicing rights (“MSR”) asset was valued at $46.3 million on $4.3 billion of serviced loan volume at June 30, 2015, respectively, compared with a value of $37.4 million on $3.8 billion of serviced loan volume at December 31, 2014. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. During the third quarter of 2014, the mortgage origination segment began using derivative financial instruments, including interest rate swaps, swaptions and forward commitments to sell mortgage-backed securities, as a means to mitigate market risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives resulted in a net gain of $2.4 million and a net loss of $2.9 million during the three and six months ended June 30, 2015, respectively, while the change in the net value of the MSR asset resulted in a net loss of $1.4 million and a net gain of $0.9 million during the three and six months ended June 30, 2014.

Noninterest expenses were $145.0 million and $111.2 million during the three months ended June 30, 2015 and 2014, respectively, and $267.3 million and $201.9 million during the six months ended June 30, 2015 and 2014, respectively, and were comprised of the following (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Variable compensation	$67,032	$45,086	$21,946	$115,162	$75,072	$40,090
Segment operating costs	66,797	57,120	9,677	130,651	112,323	18,328
Unreimbursed closing costs	11,123	9,018	2,105	21,440	14,462	6,978
	$144,952	$111,224	$33,728	$267,253	$201,857	$65,396

Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented.  Variable compensation increased $21.9 million and $40.1 million during the three and six months ended June 30, 2015, compared with the same periods in 2014, and comprised 66.5% and 60.0% of the total employees’ compensation and benefits expenses during the three months ended June 30, 2015 and 2014, respectively, and 63.8% and 56.0% during the six months ended June 30, 2015 and 2014, respectively. Variable compensation tends to fluctuate at greater rates than loan origination volumes, since mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved.

While total loan origination volumes increased 35.1% and 41.3% between the three and six months ended June 30, 2015, respectively, and the same periods in 2014, the mortgage origination segment’s operating costs increased 16.9% and 16.3%, respectively.  Segment operating costs tend to fluctuate with, but at a  lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not highly sensitive to changes in loan origination volume.

The mortgage origination segment records unreimbursed closing costs as noninterest expense when it pays a customer’s closing costs. Unreimbursed closing costs are generally paid in return for the customer choosing to accept a higher interest rate on the customer’s mortgage loan, and as a result, unreimbursed closing costs typically increases at a greater rate than loan origination volumes when mortgage interest rates decline.

Between January 1, 2006, and June 30, 2015, the mortgage origination segment sold mortgage loans totaling $69.6 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2006, it does not anticipate experiencing significant losses in the future on loans originated prior to 2006 as a result of investor claims under these provisions of its sales contracts.

When an investor claim for indemnification of a loan sold is made, the mortgage origination segment evaluates the claim and determines if the claim can be satisfied through additional documentation or other deliverables. If the claim cannot be satisfied in that manner, the mortgage origination segment negotiates with the investor to reach a settlement of the claim. Settlements typically result in either the repurchase of a loan or reimbursement to the investor for losses incurred on the loan. Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2006 and June 30, 2015 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$189,123	0.27%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	227,112	0.33%	25,738	0.04%
	$416,235	0.60%	$25,738	0.04%

(1)	Losses incurred include refunded purchased servicing rights.

At June 30, 2015 and December 31, 2014, the mortgage origination segment’s indemnification liability reserve totaled $17.3 million and $17.6 million, respectively. The related provision for indemnification losses was $1.2 million and $0.9 million during the three months ended June 30, 2015 and 2014, respectively, and $2.0 million and $1.4 million during the six months ended June 30, 2015 and 2014, respectively.

Insurance Segment

Losses before income taxes in our insurance segment were  $12.5 million and $5.5 million during the three months ended June 30, 2015 and 2014, respectively. Loss before income taxes in our insurance segment was  $3.4 million during the six months ended June 30, 2015, compared with income before taxes of  $6.0 million during the six months ended June 30, 2014.  The insurance segment is subject to claims arising out of severe weather, the incidence and severity of which are inherently unpredictable. Generally, the insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

The insurance segment periodically reviews the pricing of its primary products in each state of operation utilizing a consulting actuarial firm to supplement normal review processes resulting in filings to increase rates as deemed necessary. The benefit of these rate actions will not be fully realized until all customers renew their policies under the new rates, typically one year from the date of rate change implementation. Concurrently, business concentrations are reviewed and actions initiated, including cancellation of agents, non-renewal of policies and cessation of new business writing on certain products in problematic geographic areas. These actions have reduced the rate of premium growth for targeted areas when compared with the patterns exhibited in prior quarters and years and reduced the insurance segment’s exposure to volatile weather in these areas, but competition and customer response to rate increases has negatively impacted customer retention and new business. The insurance segment aims to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

The insurance segment’s operations resulted in combined ratios of 135.8% and 118.2% during the three months ended June 30, 2015 and 2014, respectively, and 109.0% and 97.9% during the six months ended June 30, 2015 and 2014, respectively. The year-over-year increase in the combined ratio was primarily driven by the effects of net insurance premiums earned being relatively flat, an increase in frequency and severity of severe weather events in our geographic coverage area,  an increase in claims loss reserves associated with prior period adverse development related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years, and additional costs associated with sales, marketing and corporate organizational initiatives. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $42.8 million and $43.1 million during the three months ended June 30, 2015 and 2014, respectively, included net insurance premiums earned of $40.3 million and $40.8 million, respectively, while noninterest income of $84.7 million and $85.9 million during the six months ended June 30, 2015 and 2014, respectively, included net insurance premiums earned of $79.9 million and $81.1 million, respectively. The decrease in earned premiums was primarily attributable to efforts to reduce concentrations both geographically and within specific product lines and moderate success in customer retention and expansion efforts, offset by rate increases in homeowners and mobile home products.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Direct Insurance Premiums Written:
Homeowners	$20,519	$21,431	$(912)	$38,614	$40,016	$(1,402)
Fire	14,465	15,125	(660)	27,911	28,960	(1,049)
Mobile Home	10,549	10,280	269	20,776	20,499	277
Commercial	946	1,075	(129)	1,899	2,161	(262)
Other	85	88	(3)	113	134	(21)
	$46,564	$47,999	$(1,435)	$89,313	$91,770	$(2,457)

The total direct insurance premiums written for our three largest insurance product lines decreased by $1.3 million and $2.2 million during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014, due to efforts to reduce concentrations both geographically and within specific product lines, customer acceptance of rate increases and competitive pressure.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Net Insurance Premiums Earned:
Homeowners	$17,789	$18,243	$(454)	$34,537	$35,361	$(824)
Fire	12,520	12,847	(327)	24,965	25,592	(627)
Mobile Home	9,118	8,701	417	18,583	18,114	469
Commercial	817	909	(92)	1,699	1,910	(211)
Other	74	77	(3)	101	119	(18)
	$40,318	$40,777	$(459)	$79,885	$81,096	$(1,211)

Net insurance premiums earned during the three and six months ended June 30, 2015 decreased compared to the same periods in 2014, primarily due to the decreases in net insurance premiums written during 2015. This reduction in net insurance premiums earned when compared with the patterns exhibited in prior quarters and years was consistent with the insurance segment’s previously discussed efforts to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

Noninterest expenses of $56.1 million and $49.4 million during the three months ended June 30, 2015 and 2014, respectively, and $89.5 million and $81.8 million during the six months ended June 30, 2015 and 2014,  respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended June 30, 2015 was $41.2 million, compared with $35.3 million during the same period in 2014, resulting in loss and LAE ratios of 102.3% and 86.5% during the three months ended June 30, 2015 and 2014, respectively. Loss and LAE during the six months ended June 30, 2015 was $60.1 million, compared with $53.6 million during the same period in 2014, resulting in loss and LAE ratios of 75.2% and 66.1% during the six months ended June 30, 2015 and 2014, respectively. The year-over-year increases in the loss and LAE ratio were primarily due to the effects of net insurance premiums earned being relatively flat, the increase in frequency and severity of severe weather events in our geographic coverage area and the increase in claims loss reserves associated with prior period adverse development related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Amortization of deferred policy acquisition costs	$10,059	$10,402	$(343)	$20,100	$20,599	$(499)
Other underwriting expenses	4,308	3,325	983	8,474	6,705	1,769
Total	14,367	13,727	640	28,574	27,304	1,270
Agency expenses	(855)	(813)	(42)	(1,560)	(1,503)	(57)
Total less agency expenses	$13,512	$12,914	$598	$27,014	$25,801	$1,213
Net insurance premiums earned	$40,318	$40,777	$(459)	$79,885	$81,096	$(1,211)
Expense ratio	33.5%	31.7%	1.8%	33.8%	31.8%	2.0%

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

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have available cash resources to utilize in making acquisitions. Investment and interest income earned was $0.1 million and $1.7 million during the three months ended June 30, 2015 and 2014, respectively, and $0.2 million and $3.4 million during the six months ended June 30, 2015 and 2014, respectively. On October 2, 2014, Hilltop exercised its warrant to purchase 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share (the “SWS Warrant”). The aggregate exercise price was paid by the automatic elimination of the $50.0 million aggregate principal amount note receivable from SWS. Consequently, recurring quarterly investment and interest income of $1.6 million were no longer recognized beginning in the fourth calendar quarter of 2014. Investment and interest income during the three and six months ended June 30, 2015 primarily consisted of intercompany interest earned on a note receivable held with First Southwest.

On April 9, 2015, as previously discussed, Hilltop completed its offering of $150.0 million aggregate principal amount of Senior Notes and used the net proceeds of the offering to redeem all of its outstanding Series B Preferred Stock at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million.  Consequently, recurring quarterly interest expense of $1.9 million will be incurred beginning in the third calendar quarter of 2015. Interest expense related to the Senior Notes was $1.7 million during the three and six months ended June 30, 2015.

Noninterest expenses of $1.9 million and $2.6 million during the three months ended June 30, 2015 and 2014, respectively, and $11.5 million and $4.8 million during the six months ended June 30, 2015 and 2014, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs. During the three and six months ended June 30, 2015, compared with the same periods in 2014, noninterest expenses included year-over-year increases in employees’ compensation and benefits costs of $0.4 million and $1.7 million, respectively, associated with increases in headcount and incentive compensation costs as well as transaction and integration related costs directly attributable to the SWS Merger. During the six months ended June 30, 2015, Hilltop incurred pre-tax transaction costs of $2.9 million and pre-tax integration related costs associated with professional fees of $0.4 million.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2015 as compared with December 31, 2014.

Securities Portfolio

At June 30, 2015, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We have the ability to categorize investments as trading, available for sale and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2015	2014
Trading securities, at fair value
U.S. Treasury securities	$6,021	$—
U.S. government agencies:
Bonds	32,464	—
Residential mortgage-backed securities	22,858	25,058
Collateralized mortgage obligations	1,260	—
Commercial mortgage-backed securities	15	—
Corporate debt securities	67,217	4
States and political subdivisions	68,516	40,616
Unit investment trusts	33,085	—
Private-label securitized product	32,281	—
Other	1,712	39
	265,429	65,717
Securities available for sale, at fair value
U.S. Treasury securities	19,607	19,613
U.S. government agencies:
Bonds	383,848	516,241
Residential mortgage-backed securities	49,661	52,898
Collateralized mortgage obligations	64,451	87,124
Corporate debt securities	104,768	98,472
States and political subdivisions	126,553	136,785
Commercial mortgage-backed securities	627	640
Equity securities	13,948	13,762
	763,463	925,535
Securities held to maturity, at amortized cost
U.S. Treasury securities	50,295	25,008
U.S. government agencies:
Bonds	32,372	—
Residential mortgage-backed securities	29,268	29,782
Collateralized mortgage obligations	189,791	57,328
States and political subdivisions	11,234	6,091
	312,960	118,209
Total securities portfolio	$1,341,852	$1,109,461

We had net unrealized losses of $1.9 million at June 30, 2015 and net unrealized gains of $0.8 million at December 31, 2014 related to the available for sale investment portfolio, while net unrealized gains associated with the securities held to maturity portfolio were $0.6 million and $0.1 million at June 30, 2015 and December 31, 2014, respectively.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2015, the banking segment’s securities portfolio of $943.2 million was comprised of trading securities of $20.5 million, available for sale securities of $609.8 million and held to maturity securities of $312.9 million.

Broker-Dealer Segment

Our broker-dealer segment holds securities to support sales, underwriting and other customer activities. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the Hilltop Broker-Dealers classify their securities portfolio of $245.1 million at June 30, 2015 as trading. In addition, the broker-dealer segment may purchase securities at a future date at the then-current market price to facilitate customer transactions. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $135.6 million at June 30, 2015.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At June 30, 2015, the insurance segment’s securities portfolio was comprised of $153.6 million in available for sale securities and $7.6 million of other investments included in other assets within the consolidated balance sheet.

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

	Loans, excluding	PCI	Total
June 30, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$2,185,311	$15,756	$2,201,067
Real estate	2,098,792	76,110	2,174,902
Construction and land development	525,344	5,735	531,079
Consumer	48,756	1,165	49,921
Non-covered loans, gross	4,858,203	98,766	4,956,969
Allowance for loan losses	(35,432)	(5,052)	(40,484)
Non-covered loans, net of allowance	$4,822,771	$93,714	$4,916,485

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$1,745,409	$13,442	$1,758,851
Real estate	1,670,684	24,151	1,694,835
Construction and land development	404,465	9,178	413,643
Consumer	51,009	2,138	53,147
Non-covered loans, gross	3,871,567	48,909	3,920,476
Allowance for loan losses	(31,722)	(5,319)	(37,041)
Non-covered loans, net of allowance	$3,839,845	$43,590	$3,883,435

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $5.6 billion and $4.7 billion at June 30, 2015 and December 31, 2014, respectively. The banking segment’s non-covered loan portfolio includes a $1.5 billion warehouse line of credit extended to PrimeLending, of which $1.3 billion and $1.2 billion was drawn at June 30, 2015 and December 31, 2014, respectively. During July 2015, this warehouse line of credit was temporarily increased to a commitment of $1.8 billion and is scheduled to revert to a commitment of $1.5 billion on October 1, 2015.  Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At June 30, 2015, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 29.7%, 14.2% and 10.7%, respectively, of the banking segment’s total non-covered loans at June 30, 2015. The banking segment’s non-covered loan concentrations were within regulatory guidelines at June 30, 2015.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are included within the commercial and industrial portfolio segment in the table above. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $626.5 million and $378.3 million at June 30, 2015 and December 31, 2014, respectively. This increase was primarily attributable to the inclusion of those operations acquired in the SWS Merger, partially offset by a decrease of $22.2 million in borrowings in margin accounts held by FSC customers and correspondents.

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

	June 30,	December 31,
	2015	2014
Loans held for sale:
Unpaid principal balance	$1,323,289	$1,218,792
Fair value adjustment	37,602	53,360
	$1,360,891	$1,272,152
IRLCs:
Unpaid principal balance	$1,394,780	$621,216
Fair value adjustment	29,265	17,057
	$1,424,045	$638,273

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at June 30, 2015 and December 31, 2014 were $2.3 billion and $1.5 billion, respectively, while the related estimated fair values were $10.0 million and ($11.1) million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from September 13, 2013 (the “Bank Closing Date”). In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately 10 years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”). As of June 30, 2015, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”). As of June 30, 2015, the Bank had billed $111.6 million of covered net losses to the FDIC, of which 80%, or $89.3 million, were reimbursable under the loss-share agreements. As of June 30, 2015, the Bank had received aggregate reimbursements of $89.3 million from the FDIC.

In connection with the FNB Transaction, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. Based on purchase date valuations, the banking segment’s portfolio of acquired covered loans had a fair value of $1.1 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses. Unless the banking segment acquires additional loans subject to loss-share agreements with the FDIC, the covered portfolio will continue to decrease as covered loans are liquidated.

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
June 30, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$8,110	$12,530	$20,640
Real estate	163,872	263,646	427,518
Construction and land development	11,125	34,950	46,075
Consumer	—	—	—
Covered loans, gross	183,107	311,126	494,233
Allowance for loan losses	(49)	(885)	(934)
Covered loans, net of allowance	$183,058	$310,241	$493,299

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$10,345	$20,435	$30,780
Real estate	183,886	368,964	552,850
Construction and land development	13,021	45,989	59,010
Consumer	—	—	—
Covered loans, gross	207,252	435,388	642,640
Allowance for loan losses	(77)	(4,534)	(4,611)
Covered loans, net of allowance	$207,175	$430,854	$638,029

At June 30, 2015, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 49.1% and 37.4%, respectively, of the banking segment’s total covered loans at June 30, 2015. The banking segment’s covered loan concentrations were within regulatory guidelines at June 30, 2015.

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

The allowance for loan losses is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at June 30, 2015, additional provisions for losses on existing loans may be necessary in the future. Within our non-covered portfolio, we recorded net recoveries of $0.5 million and $0.1 million during the three and six months ended June 30, 2015 respectively, and net charge-offs of $2.3 million during each of the three months ended June 30, 2015 and 2014, respectively. Our allowance for non-covered loan losses totaled $40.5 million and $37.0 million at June 30, 2015 and December 31, 2014, respectively. The ratio of the allowance for non-covered loan losses to total non-covered loans held for investment at June 30, 2015 and December 31, 2014 was 0.82% and 0.94%, respectively. Within our covered portfolio, we recorded net charge-offs of $3.1 million and $0.3 million during the six months ended June 30, 2015 and 2014, respectively. Our allowance for covered loan losses totaled $0.9 million and $4.6 million at June 30, 2015 and December 31, 2014, respectively. The ratio of the allowance for covered loan losses to total covered loans held for investment at June 30, 2015 and December 31, 2014 was 0.19% and 0.72%, respectively.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $0.2 million and $5.5 million during the three months ended June 30, 2015 and 2014, respectively, and $2.8 million and $8.8 million during the six months ended June 30, 2015 and 2014, respectively.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-Covered Portfolio	2015	2014	2015	2014
Balance, beginning of period	$39,365	$34,645	$37,041	$33,241
Provisions charged to operations	587	4,083	3,381	5,471
Recoveries of non-covered loans previously charged off:
Commercial and industrial	1,330	629	2,044	1,354
Real estate	90	82	134	114
Construction and land development	—	41	—	163
Consumer	28	32	53	50
Total recoveries	1,448	784	2,231	1,681
Non-covered loans charged off:
Commercial and industrial	678	2,924	1,620	3,731
Real estate	92	72	369	72
Construction and land development	—	—	—	—
Consumer	146	85	180	159
Total charge-offs	916	3,081	2,169	3,962
Net recoveries (charge-offs)	532	(2,297)	62	(2,281)
Balance, end of period	$40,484	$36,431	$40,484	$36,431

	Three Months Ended June 30,		Six Months Ended June 30,
Covered Portfolio	2015	2014	2015	2014
Balance, beginning of period	$1,388	$2,665	$4,611	$1,061
Provisions charged to (recapture from) operations	(429)	1,450	(536)	3,304
Recoveries of covered loans previously charged off:
Commercial and industrial	21	—	21	—
Real estate	99	—	99	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Total recoveries	120	—	120	—
Covered loans charged off:
Commercial and industrial	53	—	953	91
Real estate	83	—	2,299	44
Construction and land development	9	—	9	115
Consumer	—	—	—	—
Total charge-offs	145	—	3,261	250
Net charge-offs	(25)	—	(3,141)	(250)
Balance, end of period	$934	$4,115	$934	$4,115

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the table below (dollars in thousands).

	June 30, 2015		December 31, 2014
		% of		% of
		Gross		Gross
		Non‑Covered		Non‑Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$18,853	44.40%	$18,999	44.86%
Real estate (including construction and land development)	21,410	54.59%	17,581	53.78%
Consumer	221	1.01%	461	1.36%
Total	$40,484	100.00%	$37,041	100.00%

	June 30, 2015		December 31, 2014
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans
Commercial and industrial	$130	4.18%	$1,193	4.79%
Real estate (including construction and land development)	804	95.82%	3,418	95.21%
Consumer	—	—%	—	—%
Total	$934	100.00%	$4,611	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans since these loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio at June 30, 2015, we had seven credit relationships totaling $7.3 million of potential problem loans, compared with three credit relationships totaling $1.8 million of non-covered potential problem loans at December 31, 2014. Within our covered loan portfolio at June 30, 2015 and December 31, 2014, we had no credit relationships with potential problem loans.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	June 30,	December 31,
	2015	2014
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$23,353	$16,648
Real estate	6,612	4,707
Construction and land development	253	703
Consumer	21	—
	$30,239	$22,058

Non-covered non-performing loans as a percentage of total non-covered loans	0.48%	0.42%

Non-covered other real estate owned	$920	$808

Other repossessed assets	$—	$361

Non-covered non-performing assets	$31,159	$23,227

Non-covered non-performing assets as a percentage of total assets	0.25%	0.25%

Non-covered loans past due 90 days or more and still accruing	$31,073	$19,237

Troubled debt restructurings included in accruing non-covered loans	$2,830	$2,901

At June 30, 2015, total non-covered non-performing assets increased $8.0 million to $31.2 million, compared with $23.2 million at December 31, 2014. Non-covered non-performing loans totaled $30.2 million at June 30, 2015 and $22.1 million at December 31, 2014. At June 30, 2015, non-covered non-accrual loans included twelve commercial and industrial relationships with loans of $21.0 million secured by accounts receivable, inventory, equipment, life insurance, and a total of $2.4 million in lease financing receivables. Non-covered non-accrual loans at June 30, 2015 also included $6.6 million characterized as real estate loans, including three commercial real estate loan relationships of $4.0 million and loans secured by residential real estate of $2.6 million, $1.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.3 million. At December 31, 2014, non-covered non-accrual loans included twelve commercial and industrial relationships with loans of $15.0 million secured by accounts receivable, inventory, equipment, life insurance, and a total of $1.6 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2014 also included $4.7 million characterized as real estate loans, including two commercial real estate loan relationships of $0.4 million and loans secured by residential real estate of $1.3 million, $3.0 million of which were classified as loans held for sale, as well as construction and land development loans of $0.7 million.

Non-covered OREO increased $0.1 million to $0.9 million at June 30, 2015, compared with $0.8 million at December 31, 2014. Changes in non-covered OREO included the disposal of six  properties totaling $5.3 million, five of which were acquired in the SWS Merger. At June 30, 2015, non-covered OREO included commercial properties of $0.9 million. At December 31, 2014, non-covered OREO included commercial properties of $0.4 million and commercial real estate property consisting of parcels of unimproved land of $0.4 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $31.1 million and $19.2 million at June 30, 2015 and December 31, 2014, respectively, all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending.

At June 30, 2015, troubled debt restructurings (“TDRs”) on non-covered loans totaled $9.2 million. These TDRs were comprised of $2.8 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $6.4 million reported in non-accrual loans. At December 31, 2014, TDRs on non-covered loans totaled $10.3 million, of which $2.9 million relate to non-covered loans that are considered to be performing and non-covered non-performing loans of $7.4 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	June 30,	December 31,
	2015	2014
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$596	$1,325
Real estate	13,674	31,869
Construction and land development	826	1,029
Consumer	—	—
	$15,096	$34,223

Covered non-performing loans as a percentage of total covered loans	3.05%	5.33%

Covered other real estate owned:
Real estate - residential	$17,085	$15,711
Real estate - commercial	47,073	40,889
Construction and land development - residential	13,964	21,719
Construction and land development - commercial	47,388	58,626
	$125,510	$136,945

Other repossessed assets	$—	$—

Covered non-performing assets	$140,606	$171,168

Covered non-performing assets as a percentage of total assets	1.13%	1.85%

Covered loans past due 90 days or more and still accruing	$258	$67

Troubled debt restructurings included in accruing covered loans	$466	$326

At June 30, 2015, covered non-performing assets decreased by $30.6 million to $140.6 million, compared with $171.2 million at December 31, 2014, due to decreases in covered non-accrual loans of $19.1 million and covered other real estate owned of $11.4 million. Covered non-performing loans totaled $15.1 million at June 30, 2015 and $34.2 million at December 31, 2014. At June 30, 2015, covered non-performing loans included six commercial and industrial relationships with loans of $0.6 million secured by accounts receivable and inventory, four commercial real estate loan relationships of $11.5 million, 19 residential real estate loan relationships of $2.2 million, as well as construction and land development loans of $0.8 million. At December 31, 2014, covered non-performing loans included two commercial and industrial relationships with loans of $2.1 million secured by accounts receivable and inventory, four commercial real estate loan relationships of $30.8 million, nine residential real estate loan relationships of $1.1 million, as well as construction and land development loans of $1.0 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $11.4 million to $125.5 million at June 30, 2015, compared with $136.9 million at December 31, 2014. The decrease was primarily due to the disposal of 138 properties totaling $43.4 million and fair value valuation decreases of $4.1 million, partially offset by the addition of 77 properties totaling  $36.1 million.

Covered non-PCI loans past due 90 days or more and still accruing totaled $0.3 million at June 30, 2015 and included two residential real estate loans. Covered non-PCI loans past due 90 days or more and still accruing totaled $0.1 million at December 31, 2014 and included a secured commercial and industrial loan, a construction and land development loan, and a residential real estate loan.

At June 30, 2015, TDRs on covered loans totaled $1.8 million, of which $0.5 million relate to covered loans that are considered to be performing and covered non-performing loans of $1.3 million included in non-accrual loans. At December 31, 2014, TDRs on covered loans totaled $0.7 million, of which $0.3 million relate to covered loans that are considered to be performing and covered non-performing loans of $0.4 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At June 30, 2015 and December 31, 2014, our reserves for unpaid losses and LAE were $58.7 million and $29.7 million, respectively, including estimated recoveries from reinsurance of $19.5 million and $4.3 million, respectively. The increase in the gross reserve for unpaid losses and LAE was primarily due to increased reserves attributable to prior period adverse development associated with litigation emerging from a series of hail storms within the 2012 through 2014 accident years and significant losses experienced from severe weather events. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investment in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Overall, average deposits totaled $7.1 billion during the six months ended June 30, 2015, an increase from average deposits of $6.5 billion during the six months ended June 30, 2014 and $6.4 billion during the year ended December 31, 2014. The increase in average deposits during the six months ended June 30, 2015, compared with the same period in 2014 and the year ended December 31, 2014, was primarily due to changes within our demand deposit and time deposit accounts. The increase in demand deposits between the noted periods primarily related to the inclusion of those deposits assumed in the SWS Merger, while the decrease in time deposits between the noted periods was due to our strategic decision during the second quarter of 2014 to offer lower renewal rates on certain time deposits acquired in the FNB Transaction. For the periods presented below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the PlainsCapital Merger and the FNB Transaction.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Six Months Ended June 30,				Year Ended
	2015		2014		December 31, 2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,161,493	0.00%	$1,741,409	0.00%	$1,862,277	0.00%
Interest-bearing demand deposits	3,020,489	0.14%	2,310,167	0.22%	2,249,527	0.22%
Savings deposits	322,107	0.16%	286,734	0.21%	304,774	0.19%
Time deposits	1,584,378	0.74%	2,138,125	0.38%	1,936,447	0.53%
	$7,088,467	0.23%	$6,476,435	0.21%	$6,353,025	0.25%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	June 30, 2015		December 31, 2014
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,100,025	0.51%	$762,696	0.32%
Notes payable	245,420	3.50%	56,684	4.27%
Junior subordinated debentures	67,012	3.55%	67,012	3.52%
	$1,412,457	1.17%	$886,392	0.88%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $337.3 million increase in short-term borrowings at June 30, 2015 compared with December 31, 2014 was primarily due to an increase of $300.0 million in borrowings at the FHLB that had an original maturity of one year or less. The increase in borrowings at the FHLB was the result of higher funding requirements associated with the increase in our mortgage origination segment’s balance on its warehouse line of credit with the Bank. Notes payable at June 30, 2015 of $245.4 million was comprised of $148.1 million related to Senior Notes, net of loan origination fees, associated with our debt offering in April 2015, insurance segment term notes of $54.5 million and FHLB borrowings with an original maturity greater than one year held by the former SWS FSB within the banking segment of $42.8 million. For the 2015 period above, the average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have available cash resources to utilize in making acquisitions. At June 30, 2015, Hilltop had $78.8 million in freely available cash and cash equivalents, a decrease of $67.2 million from $146.0 million at December 31, 2014. This decrease in available cash was primarily due to the use of $78.2 million to settle the cash portion of the merger consideration associated with the SWS Merger, partially offset by net proceeds from our debt offering in April 2015. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop may also receive dividends from its subsidiaries. The current short-term liquidity needs of Hilltop include operating expenses and interest on debt obligations.

Senior Notes due 2025

On April 9, 2015, we completed our offering of $150.0 million aggregate principal amount of our Senior Unregistered Notes in a private offering that was exempt from the registration requirements of the Securities Act. The Senior Unregistered Notes were offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside of the United States under Regulation S under the Securities Act. The Senior Unregistered Notes were issued pursuant to an indenture, dated as of April 9, 2015 (the “indenture”), by and between Hilltop and U.S. Bank National Association, as trustee (the “Trustee”). The net proceeds from the offering, after deducting estimated fees and expenses and the initial purchasers’ discounts, were approximately $148 million. We used the net proceeds of the offering to redeem all of our outstanding Series B Preferred Stock at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million and Hilltop is utilizing the remainder for general corporate purposes.

In connection with the issuance of the Senior Unregistered Notes, on April 9, 2015, we entered into a registration rights agreement with the initial purchasers of the Senior Unregistered Notes. Under the terms of the registration rights agreement, we agreed to offer to exchange the Senior Unregistered Notes for the Senior Registered Notes, which were registered under the Securities Act. The terms of the Senior Registered Notes are substantially identical to the Senior Unregistered Notes for which they were exchanged (including principal amount, interest rate, maturity and redemption rights), except that the Senior Registered Notes generally are not subject to transfer restrictions. On May 22, 2015, and subject to the terms and conditions set forth in the Senior Registered Notes prospectus, we commenced an offer to exchange the outstanding Senior Unregistered Notes for Senior Registered Notes.  Substantially all of the Senior Unregistered Notes were tendered for exchange, and on June 22, 2015, we fulfilled all of the requirements of the registration rights agreement for the Senior Unregistered Notes by issuing Senior Registered Notes in exchange for the tendered Senior Unregistered Notes. We refer to the Senior Registered Notes and the Senior Unregistered Notes that remain outstanding collectively as the “Senior Notes.”

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

The indenture contains covenants that limit our ability to, among other things and subject to certain significant exceptions: (i) dispose of or issue voting stock of certain of our bank subsidiaries or subsidiaries that own voting stock of our bank subsidiaries, (ii) incur or permit to exist any mortgage, pledge, encumbrance or lien or charge on the capital stock of certain of our bank subsidiaries or subsidiaries that own capital stock of our bank subsidiaries and (iii) sell all or substantially all of our assets or merge or consolidate with or into other companies.  The indenture also provides for certain events of default, which, if any of them occurs, would permit or require the principal amount, premium, if any, and accrued and unpaid interest on the then outstanding Senior Notes to be declared immediately due and payable.

Stock Repurchase Program

On May 18, 2015, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase, in the aggregate, up to $30.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, as determined by Hilltop’s management team. The purchases will be funded from available cash balances. During the three months ended June 30, 2015, we paid $17.0 million to repurchase and retire 774,444 shares at an average price of $21.89 per share. These retired shares were returned to our pool of authorized but unissued shares of common stock.

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

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of losses on the first $240.4 million of losses incurred; (ii) 0% of losses in excess of $240.4 million up to and including $365.7 million of losses incurred; and (iii) 80% of losses in excess of $365.7 million of losses incurred. The Bank has also agreed to reimburse the FDIC for any subsequent recoveries. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately 10 years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

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

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2015, under guidance issued by the Board of Governors of the Federal Reserve System.

The final rules also provide for a number of adjustments to and deductions from the new common equity Tier 1 capital ratio, as well as changes to the calculation of risk weighted assets which is expected to increase the absolute level. Under current capital standards, the effects of accumulated other comprehensive items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including Hilltop and the Bank, made a one-time permanent election to continue to exclude these items. Hilltop and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio. In addition, deductions include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from the common equity Tier 1 capital ratio to the extent that any one such category exceeds 10% of the common equity Tier 1 capital ratio or all such categories in the aggregate exceed 15% of the common equity Tier 1 capital ratio. Further, deferred tax assets which are related to operating losses and tax credit carryforward are excluded from the common equity Tier 1 capital ratio.

At June 30, 2015, Hilltop exceeded all regulatory capital requirements in accordance with Basel III with a total capital to risk weighted assets ratio of 19.29%, Tier 1 capital to risk weighted assets ratio of 18.74%, common equity Tier 1 capital to risk weighted assets ratio of 18.02%, and a Tier 1 capital to average assets, or leverage, ratio of 11.87%. The Bank’s consolidated actual capital amounts and ratios at June 30, 2015 resulted in it being considered “well-capitalized” under regulatory requirements in accordance with Basel III, and included a total capital to risk weighted assets ratio of 17.17%,

Tier 1 capital to risk weighted assets ratio of 16.46%, common equity Tier 1 capital to risk weighted assets ratio of 16.46%, and a Tier 1 capital to average assets, or leverage, ratio of 12.17%. We discuss regulatory capital requirements in more detail in Note 16 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Banking — BASEL III” set forth in Part I, Item I. of our 2014 Form 10-K.

Cash Flow Activities

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $605.9 million at June 30, 2015, a decrease of $207.2 million from $813.1 million at December 31, 2014. Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Cash provided by  operations during the six months ended June 30, 2015 was $26.5 million, an increase in cash flow of $318.3 million compared with the same period in 2014. Cash provided by operations increased primarily due to increases in cash provided by our mortgage loan origination activities and the inclusion of those operating activities acquired in the SWS Merger during the six months ended June 30, 2015.

Cash provided by our investing activities during the six months ended June 30, 2015 was $737.3 million, including net proceeds from securities in our investment portfolio of $408.6 million, the net change in loans of $176.1 million, and net cash from the SWS Merger of $41.1 million. Cash provided by our investment activities during six months ended June 30, 2014 was $40.6 million, including $68.6 million from net changes in loans, $38.3 million from sales of premises and equipment and other real estate owned, partially offset by net cash paid for FHLB and FRB stock of $31.4 million, net purchases of premises and equipment and other assets of $19.8 million and net purchases of securities in our investment portfolio of $15.0 million.

Cash used in financing activities during the six months ended June 30, 2015 was $971.0 million, compared with cash provided by financing activities of $193.9 million during the same period in 2014. This year-over year decrease in cash flow of $1.2 billion was primarily due to reductions in cash associated with the net change in short-term borrowings of $672.0 million,  the net change in deposits of $476.2 million and the redemption of Series B Preferred Stock of $114.1 million, partially offset by the net cash proceeds from our Senior Notes offering of $148.1 million.

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

We had deposits of $6.8 billion at June 30, 2015, an increase of $426.5 million from $6.4 billion at December 31, 2014. This increase is primarily due to the inclusion of $938.3 million of deposits assumed in the SWS Merger. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At June 30, 2015, money market deposits, including brokered deposits, were $1.4 billion; time deposits, including brokered deposits, were $1.5 billion; and noninterest bearing demand deposits were $2.1 billion. Money market deposits, including brokered deposits, increased by $439.9 million from $0.9 million and time deposits, including brokered deposits, decreased $215.4 million from $1.7 billion at December 31, 2014.

The Bank’s 15 largest depositors, excluding Hilltop, Southwest Securities and First Southwest, accounted for 12.37% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Southwest Securities and First Southwest, accounted for 7.04% of the Bank’s total deposits at June 30, 2015. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. FSC has credit arrangements with four unaffiliated banks of up to $305.0 million and Southwest Securities has credit arrangements with three unaffiliated banks of up to $375.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At June 30, 2015, FSC and Southwest Securities had borrowed $117.7 million and $68.0 million, respectively, under these credit arrangements. In addition, Southwest Securities has a committed revolving credit facility with an unaffiliated bank of up to $45.0 million. At June 30, 2015, Southwest Securities had no borrowings under this credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.5 billion maintained with the Bank. At June 30, 2015, PrimeLending had outstanding borrowings of $1.3 billion against the warehouse line of credit. During July 2015, this warehouse line of credit was temporarily increased to a commitment of $1.8 billion and is scheduled to revert to a commitment of $1.5 billion on October 1, 2015.  PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million. At June 30, 2015, PrimeLending had no borrowings under the JPMorgan Chase line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $216.8 million, or 91.0%, equity investments of $13.8 million and other investments of $7.6 million comprised NLC’s $238.2 million in total cash and investments at June 30, 2015. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo Bank, N.A. and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.7 billion at June 30, 2015 and outstanding financial and performance standby letters of credit of $42.6 million at June 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2014 Form 10-K, except as discussed below.

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

	June 30, 2015
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,371,278	$611,870	$914,010	$288,120	$887,976	$6,073,254
Securities	76,908	101,574	250,533	143,522	431,251	1,003,788
Federal funds sold and securities purchased under agreements to resell	22,814	—	—	—	—	22,814
Other interest sensitive assets	324,982	—	—	—	—	324,982
Total interest sensitive assets	3,795,982	713,444	1,164,543	431,642	1,319,227	7,424,838

Interest sensitive liabilities:
Interest bearing checking	$2,556,415	$—	$—	$—	$—	$2,556,415
Savings	287,611	—	—	—	—	287,611
Time deposits	442,841	542,634	415,629	20,670	36,481	1,458,255
Notes payable and other borrowings	792,688	76,059	28,247	3,073	16,426	916,493
Total interest sensitive liabilities	4,079,555	618,693	443,876	23,743	52,907	5,218,774

Interest sensitivity gap	$(283,573)	$94,751	$720,667	$407,899	$1,266,320	$2,206,064

Cumulative interest sensitivity gap	$(283,573)	$(188,822)	$531,845	$939,744	$2,206,064

Percentage of cumulative gap to total interest sensitive assets	(3.82)%	(2.54)%	7.16%	12.66%	29.71%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at June 30, 2015 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$710	0.26%	$10,008	0.71%
+200	$(8,477)	(3.12)%	$6,858	0.49%
+100	$(10,366)	(3.82)%	$8,484	0.60%
-50	$2,284	0.84%	$(35,618)	(2.54)%

The projected changes in net interest income and economic value of equity to changes in interest rates at June 30, 2015 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 13 to our Consolidated Financial Statements, which is incorporated by reference herein.

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

At June 30, 2015, on a consolidated basis, we had total deposits of $6.8 billion and other indebtedness of $1.3 billion. In addition, on April 9, 2015, we issued $150.0 million aggregate principal amount of Senior Notes. Our significant amount of indebtedness could have important consequences, such as:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2015, we issued an aggregate of 3,162 shares of common stock under the Hilltop Holdings 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our Board of Directors during the second quarter of 2015. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2015	—	$—	—	$—
May 1 – May 31, 2015	493,401	21.75	493,401	19,267,075
June 1 – June 30, 2015	281,043	22.13	281,043	13,046,284

_________

(1)

On May 18, 2015, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase, in the aggregate, up to $30.0 million of our outstanding common stock. Under the stock repurchase program authorized, the Company may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: July 29, 2015	By:	/s/ Darren Parmenter
Darren Parmenter
Executive Vice President — Principal Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

4.1

Indenture, dated as of April 9, 2015, by and between Hilltop Holdings Inc. and U.S. Bank National Association, as Trustee, including forms of notes (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2015 (File No. 001-31987) and incorporated herein by reference).

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

*Filed herewith.