Form 10-Q
period 2015-09-30
Hilltop Holdings Inc.
filed 2015-11-05
CIK 1265131

0Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant's common stock outstanding at November 5, 2015 was 98,895,584.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Cash and due from banks	$526,692	$782,473
Federal funds sold	24,861	30,602
Securities purchased under agreements to resell	83,889	—
Assets segregated for regulatory purposes	228,251	76,013
Securities:
Trading, at fair value	292,418	65,717
Available for sale, at fair value (amortized cost of $719,212 and $924,755, respectively)	726,132	925,535
Held to maturity, at amortized cost (fair value of $308,031 and $118,345, respectively)	305,316	118,209
	1,323,866	1,109,461

Loans held for sale	1,354,107	1,309,693
Non-covered loans, net of unearned income	4,999,529	3,920,476
Allowance for non-covered loan losses	(42,989)	(37,041)
Non-covered loans, net	4,956,540	3,883,435

Covered loans, net of allowance of $1,870 and $4,611, respectively	420,547	638,029
Broker-dealer and clearing organization receivables	2,111,864	167,884
Premises and equipment, net	204,273	206,991
FDIC indemnification asset	92,902	130,437
Covered other real estate owned	106,024	136,945
Other assets	644,916	458,862
Goodwill	251,808	251,808
Other intangible assets, net	58,916	59,783
Total assets	$12,389,456	$9,242,416

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,173,890	$2,076,385
Interest-bearing	4,646,859	4,293,507
Total deposits	6,820,749	6,369,892

Broker-dealer and clearing organization payables	2,045,604	179,042
Short-term borrowings	910,490	762,696
Securities sold, not yet purchased, at fair value	156,775	48
Notes payable	243,556	56,684
Junior subordinated debentures	67,012	67,012
Other liabilities	428,442	345,803
Total liabilities	10,672,628	7,781,177
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series B, liquidation value per share of $1,000; 114,068 shares issued and outstanding at December 31, 2014	—	114,068
Common stock, $0.01 par value, 125,000,000 shares authorized; 98,892,539 and 90,181,888 shares issued and outstanding, respectively	989	902
Additional paid-in capital	1,574,769	1,390,788
Accumulated other comprehensive income	4,592	651
Retained earnings (accumulated deficit)	134,748	(45,957)
Deferred compensation employee stock trust, net	1,182	—
Employee stock trust (29,589 shares, at cost)	(590)	—
Total Hilltop stockholders' equity	1,715,690	1,460,452
Noncontrolling interests	1,138	787
Total stockholders' equity	1,716,828	1,461,239
Total liabilities and stockholders' equity	$12,389,456	$9,242,416

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$111,315	$80,719	$295,670	$252,667
Securities borrowed	10,116	2,078	29,809	5,420
Securities:
Taxable	6,262	7,688	19,538	22,894
Tax-exempt	1,683	1,150	4,981	3,579
Other	1,169	1,582	3,878	4,893
Total interest income	130,545	93,217	353,876	289,453

Interest expense:
Deposits	3,719	4,117	11,934	10,972
Securities loaned	7,110	1,182	21,505	2,947
Short-term borrowings	1,189	667	3,356	1,606
Notes payable	2,524	633	5,482	1,913
Junior subordinated debentures	605	594	1,785	1,765
Other	187	264	544	623
Total interest expense	15,334	7,457	44,606	19,826

Net interest income	115,211	85,760	309,270	269,627
Provision for loan losses	5,593	4,033	8,438	12,808
Net interest income after provision for loan losses	109,618	81,727	300,832	256,819

Noninterest income:
Net realized gains on securities	—	—	4,403	—
Net gains from sale of loans and other mortgage production income	137,303	108,621	405,023	293,786
Mortgage loan origination fees	22,647	17,593	58,194	46,920
Net insurance premiums earned	41,196	41,821	121,081	122,917
Securities commissions and fees	39,070	6,865	123,201	20,857
Investment and securities advisory fees and commissions	27,667	17,190	82,254	46,797
Bargain purchase gain	—	—	81,289	—
Other	28,586	20,045	75,270	54,239
Total noninterest income	296,469	212,135	950,715	585,516

Noninterest expense:
Employees' compensation and benefits	200,620	126,472	583,415	357,280
Loss and loss adjustment expenses	17,335	22,629	77,436	76,241
Policy acquisition and other underwriting expenses	11,784	11,571	35,198	34,910
Occupancy and equipment, net	29,341	25,345	89,368	77,445
Other	74,422	68,727	215,878	172,709
Total noninterest expense	333,502	254,744	1,001,295	718,585

Income before income taxes	72,585	39,118	250,252	123,750
Income tax expense	25,338	14,010	58,895	44,658

Net income	47,247	25,108	191,357	79,092
Less: Net income attributable to noncontrolling interest	353	296	1,111	583

Income attributable to Hilltop	46,894	24,812	190,246	78,509
Dividends on preferred stock	—	1,426	1,854	4,278
Income applicable to Hilltop common stockholders	$46,894	$23,386	$188,392	$74,231

Earnings per common share:
Basic	$0.47	$0.26	$1.89	$0.82
Diluted	$0.47	$0.26	$1.88	$0.82

Weighted average share information:
Basic	98,676	89,711	99,297	89,709
Diluted	99,556	90,558	100,191	90,570

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$47,247	$25,108	$191,357	$79,092
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of tax of $3,222, $(656), $3,847 and $16,565, respectively	5,697	(1,226)	6,755	31,136
Reclassification adjustment for gains included in net income, net of tax of $(1,589)	—	—	(2,814)	—
Comprehensive income	52,944	23,882	195,298	110,228
Less: comprehensive income attributable to noncontrolling interest	353	296	1,111	583

Comprehensive income applicable to Hilltop	$52,591	$23,586	$194,187	$109,645

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated	Retained	Deferred			Total
					Additional	Other	Earnings	Compensation	Employee		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2013	114	$114,068	90,176	$902	$1,388,641	$(34,863)	$(157,607)	$—	—	$—	$1,311,141	$781	$1,311,922
Net income	—	—	—	—	—	—	78,509	—	—	—	78,509	583	79,092
Other comprehensive income	—	—	—	—	—	31,136	—	—	—	—	31,136	—	31,136
Stock-based compensation expense	—	—	—	—	3,316	—	—	—	—	—	3,316	—	3,316
Common stock issued to board members	—	—	7	—	162	—	—	—	—	—	162	—	162
Forfeiture of restricted common stock awards	—	—	(3)	—	(12)	—	—	—	—	—	(12)	—	(12)
Dividends on preferred stock	—	—	—	—	(4,278)	—	—	—	—	—	(4,278)	—	(4,278)
Issuance of common stock	—	—	—	—	3,001	—	—	—	—	—	3,001	—	3,001
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(595)	(595)
Balance, September 30, 2014	114	$114,068	90,180	$902	$1,390,830	$(3,727)	$(79,098)	$—	—	$—	$1,422,975	$769	$1,423,744

Balance, December 31, 2014	114	$114,068	90,182	$902	$1,390,788	$651	$(45,957)	$—	—	$—	$1,460,452	$787	$1,461,239
Net income	—	—	—	—	—	—	190,246	—	—	—	190,246	1,111	191,357
Other comprehensive income	—	—	—	—	—	3,941	—	—	—	—	3,941	—	3,941
Issuance of common stock	—	—	10,113	101	199,932	—	—	—	—	—	200,033	—	200,033
Stock-based compensation expense	—	—	—	—	6,220	—	—	—	—	—	6,220	—	6,220
Common stock issued to board members	—	—	8	—	173	—	—	—	—	—	173	—	173
Forfeiture of restricted common stock awards	—	—	(19)	—	(17)	—	—	—	—	—	(17)	—	(17)
Dividends on preferred stock	—	—	—	—	—	—	(1,854)	—	—	—	(1,854)	—	(1,854)
Redemption of preferred stock	(114)	(114,068)	—	—	—	—	—	—	—	—	(114,068)	—	(114,068)
Repurchase of common stock	—	—	(1,391)	(14)	(22,327)	—	(7,687)	—	—	—	(30,028)	—	(30,028)
Deferred compensation plan	—	—	—	—	—	—	—	1,182	30	(590)	592	—	592
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(760)	(760)
Balance, September 30, 2015	—	$—	98,893	$989	$1,574,769	$4,592	$134,748	$1,182	30	$(590)	$1,715,690	$1,138	$1,716,828

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$191,357	$79,092
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	8,438	12,808
Depreciation, amortization and accretion, net	(67,557)	(63,367)
Net realized gains on securities	(4,403)	—
Bargain purchase gain	(81,289)	—
Deferred income taxes	11,459	6,418
Other, net	(91)	16,669
Net change in securities purchased under agreements to resell	(39,148)	—
Net change in assets segregated for regulatory purposes	29,372	(29,503)
Net change in trading securities	39,367	(7,256)
Net change in broker-dealer and clearing organization receivables	(680,699)	(164,497)
Net change in FDIC Indemnification Asset	38,561	41,175
Net change in other assets	(90,417)	(51,865)
Net change in broker-dealer and clearing organization payables	708,838	261,206
Net change in other liabilities	3,138	30,303
Net gains from sales of loans	(405,023)	(293,786)
Loans originated for sale	(10,628,783)	(7,954,706)
Proceeds from loans sold	10,965,234	8,067,301
Net cash used in operating activities	(1,646)	(50,008)

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	51,838	2,821
Proceeds from sales, maturities and principal reductions of securities available for sale	599,737	152,537
Purchases of securities held to maturity	(167,284)	(123,021)
Purchases of securities available for sale	(22,769)	(48,730)
Net change in loans	16,205	106,335
Purchases of premises and equipment and other assets	(23,410)	(32,581)
Proceeds from sales of premises and equipment and other real estate owned	94,680	55,097
Proceeds from redemption of bank owned life insurance	822	—
Net cash paid for Federal Home Loan Bank and Federal Reserve Bank stock	(9,292)	(28,383)
Net cash from acquisition	41,097	—
Net cash provided by investing activities	581,624	84,075

Financing Activities
Net change in deposits	(788,907)	(633,685)
Net change in short-term borrowings	(16,446)	503,897
Proceeds from notes payable	150,078	2,000
Payments on notes payable	(37,787)	(2,643)
Redemption of preferred stock	(114,068)	—
Payments to repurchase common stock	(30,028)	—
Dividends paid on preferred stock	(3,280)	(4,194)
Net cash distributed to noncontrolling interest	(760)	(595)
Other, net	(302)	2,718
Net cash used in financing activities	(841,500)	(132,502)

Net change in cash and cash equivalents	(261,522)	(98,435)
Cash and cash equivalents, beginning of period	813,075	746,023
Cash and cash equivalents, end of period	$551,553	$647,588

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$41,368	$20,935
Cash paid for income taxes, net of refunds	$112,282	$19,893
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$45,996	$44,815
Common stock issued in acquisition	$200,626	$—

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

The Company provides its products and services through three primary operating subsidiaries, PlainsCapital Corporation (“PlainsCapital”), Hilltop Securities Holdings LLC (“Securities Holdings”) and National Lloyds Corporation (“NLC”). PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, traditional banking services, wealth and investment management and treasury management primarily in Texas and residential mortgage lending throughout the United States. Securities Holdings is a holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States. NLC is a property and casualty insurance holding company, headquartered in Waco, Texas, that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

On January 1, 2015, Hilltop completed its acquisition of SWS Group, Inc. (“SWS”) in a stock and cash transaction (the "SWS Merger"), whereby SWS’s broker-dealer subsidiaries, Southwest Securities, Inc. and SWS Financial Services, Inc., became subsidiaries of Securities Holdings, a wholly owned subsidiary of Hilltop initially formed for the purpose of facilitating this transaction, and SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank, an indirect wholly owned subsidiary of Hilltop. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.1 million, consisting of 10.1 million shares of common stock, $78.2 million in cash and $70.3 million associated with Hilltop’s existing investment in SWS common stock. Additionally, due to appraisal rights proceedings filed in connection with the SWS Merger, the merger consideration is subject to change, and is therefore, preliminary as of the date of this report. Based on purchase date valuations, the fair value of the assets acquired was $3.3 billion, including $707.5 million in securities, $863.8 million in non-covered loans and $1.2 billion in broker-dealer and clearing organization receivables. The fair value of liabilities assumed was $2.9 billion, consisting primarily of deposits of $1.3 billion and $1.1 billion in broker-dealer and clearing organization payables. On October 5, 2015, Southwest Securities, Inc. and SWS Financial Services, Inc. were renamed “Hilltop Securities Inc.” (“Hilltop Securities”) and “Hilltop Securities Independent Network Inc.” (“HTS Independent Network”), respectively.

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

The operations of SWS were included in the Company’s operating results beginning January 1, 2015 and such operations included a preliminary bargain purchase gain of $82.8 million as disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015. In accordance with the Business Combinations Topic of the Accounting Standards Codification (“ASC”), during the quarter ended June 30, 2015, the estimated fair value of the customer relationship intangible asset acquired as of January 1, 2015 was adjusted downward as a result of management’s review and approval of certain key assumptions that existed as of January 1, 2015. Additionally, during the quarter ended September 30, 2015, the estimated fair value of deferred tax assets acquired as of January 1, 2015 was adjusted upward as a result of management’s review and filing of SWS’s consolidated federal tax return for the year ended December 31, 2014. These adjustments resulted in a net decrease in the preliminary bargain purchase gain associated with the SWS Merger to $81.3 million. This change is reflected in the consolidated statements of operations within noninterest income during the nine months ended September 30, 2015.  In the aggregate, these adjustments to the preliminary bargain purchase gain decreased net income for the three months ended March 31, 2015 by $1.5 million as compared with amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Additionally, certain amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 within the consolidated balance sheet as of March 31, 2015, and the related statements of comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2015, as well as the notes to the consolidated financial statements, will be revised in future filings.

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation. Additionally, during the preparation of the condensed consolidated financial statements for the period ended September 30, 2015, the Company determined that its previously reported unaudited consolidated statements of cash flows contained in the previously filed Quarterly Reports on Form 10-Q filed with SEC on May 6, 2015 and July 29, 2015 contained a classification error related to how certain acquired balances related to its acquisition of SWS were reflected. Management has evaluated the quantitative and qualitative impact of the classification error to previously issued unaudited consolidated statements of cash flows and concluded that the previously issued condensed consolidated financial statements were not materially misstated. However, in order to correctly present the cash flow statements, management has elected to revise the unaudited consolidated statements of cash flows for each of the three months ended March 31, 2015 and six months ended June 30, 2015 in its future filings. The correction had no impact on the Company’s financial condition or results of operations for the periods presented. The following table summarizes the revisions made to the Company’s unaudited consolidated statements of cash flows for the noted periods (in thousands).

	Three Months Ended March 31, 2015		Six Months Ended June 30,2015
	As Originally Reported	As Revised	As Originally Reported	As Revised
Operating Activities
Net change in broker-dealer and clearing organization receivables	$(1,062,969)	$(793,613)	$(929,477)	$(660,121)
Net change in broker-dealer and clearing organization payables	1,039,786	690,552	1,021,493	672,259
Net cash provided by (used in) operating activities	(38,766)	(118,644)	26,540	(53,338)

Investing Activities
Net change in loans	267,275	(2,080)	244,681	(24,674)
Net cash provided by investing activities	792,267	522,912	737,291	467,936

Financing Activities
Net change in deposits	(905,043)	(556,657)	(1,123,301)	(774,068)
Net cash used in financing activities	(858,043)	(508,810)	(971,049)	(621,816)

Net change in cash and cash equivalents	(104,542)	(104,542)	(207,218)	(207,218)

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

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, First Southwest Holdings, LLC (“First Southwest”), Hilltop Securities and HTS Independent Network. The principal subsidiaries of First Southwest are First Southwest Company, LLC (“FSC”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), and First Southwest Asset Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940. Hilltop Securities is a broker-dealer registered with the SEC and FINRA and a member of the NYSE, and HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA.

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

2. Acquisition

SWS Merger

On January 1, 2015, Hilltop completed its acquisition of SWS in a stock and cash transaction as discussed in Note 1 to the consolidated financial statements. The operations of SWS are included in the Company’s operating results beginning January 1, 2015. Such operating results include a preliminary bargain purchase gain of $81.3 million and are not necessarily indicative of future operating results. SWS’s results of operations prior to the acquisition date are not included in the Company’s consolidated operating results.

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

The resulting fair values of the identifiable assets acquired, and liabilities assumed, of SWS at January 1, 2015 are summarized in the following table (in thousands).

Cash and due from banks	$119,314
Federal funds sold and securities purchased under agreements to resell	44,741
Assets segregated for regulatory purposes	181,610
Securities	707,476
Non-covered loans, net	863,819
Broker-dealer and clearing organization receivables	1,221,793
Other assets	159,906
Total identifiable assets acquired	3,298,659

Deposits	(1,287,509)
Broker-dealer and clearing organization payables	(1,109,978)
Short-term borrowings	(164,240)
Securities sold, not yet purchased, at fair value	(140,409)
Notes payable	(76,643)
Other liabilities	(89,466)
Total liabilities assumed	(2,868,245)
Preliminary estimated bargain purchase gain	(81,289)
349,125
Less Hilltop existing investment in SWS	(70,282)
Net identifiable assets acquired	$278,843

The preliminary bargain purchase gain represents the excess of the estimated fair value of the underlying net tangible assets and intangible assets over the preliminary merger consideration. The SWS Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code, therefore no income taxes were recorded in connection with the preliminary bargain purchase gain. The Company used significant estimates and assumptions to value certain identifiable assets acquired and liabilities assumed. The preliminary bargain purchase gain was primarily driven by the Company’s ability to realize acquired deferred tax assets through its consolidated core earnings and the decline in the price of the Company’s common stock between the date the fixed conversion ratio was agreed upon and the closing date.

Included within the fair value of other assets in the table above are identifiable intangible assets recorded in connection with the SWS Merger. The allocation to intangible assets is as follows (in thousands).

	Estimated Useful	Gross Intangible
	Life (Years)	Assets
Customer relationships	14	$7,300
Core deposits	4	160
		$7,460

Transaction and integration-related expenses associated with the SWS Merger of $2.8 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively, and $17.2 million and $0.7 million during the nine months ended September 30, 2015 and 2014, respectively, are included in noninterest expense within the consolidated statements of operations. Such expenses were for professional services and other incremental employee and contractual costs associated with the integration of SWS’s operations.

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

Pro Forma Results of Operations

The results of operations acquired in the SWS Merger have been included in the Company’s consolidated financial results since January 1, 2015. The following table discloses the impact of SWS on the Company’s results of operations. The table presents pro forma results had the SWS Merger taken place on January 1, 2014 and includes the estimated impact of purchase accounting adjustments (in thousands). The purchase accounting adjustments reflect the impact of recording the acquired loans at fair value, including the estimated accretion of the purchase discount on the loan portfolio. Accretion estimates were based on the acquisition date purchase discount on the loan portfolio, as it was not practicable to determine the amount of discount that would have been recorded based on economic conditions that existed on January 1, 2014. The pro forma results do not include any potential operating cost savings as a result of the SWS Merger. Further, certain costs associated with any integration activities are not reflected in the pro forma results. Pro forma results exclude nonrecurring items resulting directly from the SWS Merger that do not have a continuing impact on results of operations. The pro forma results are not necessarily indicative of what would have occurred had the SWS Merger taken place on the indicated date.

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Net interest income	$106,593	$322,231
Other revenues	262,960	743,812
Net income	31,636	87,785

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At September 30, 2015, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.31 billion, and the unpaid principal balance of those loans was $1.25 billion. At December 31, 2014, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.27 billion, and the unpaid principal balance of those loans was $1.22 billion. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2015	Inputs	Inputs	Inputs	Fair Value
Trading securities	$9,748	$282,669	$1	$292,418
Available for sale securities	17,456	708,676	—	726,132
Loans held for sale	—	1,278,950	26,704	1,305,654
Derivative assets	—	77,587	—	77,587
MSR asset	—	—	47,527	47,527
Trading liabilities	41,792	114,983	—	156,775
Derivative liabilities	—	42,340	—	42,340

	Level 1	Level 2	Level 3	Total
December 31, 2014	Inputs	Inputs	Inputs	Fair Value
Trading securities	$39	$65,678	$—	$65,717
Available for sale securities	13,762	911,773	—	925,535
Loans held for sale	—	1,263,135	9,017	1,272,152
Derivative assets	—	23,805	—	23,805
MSR asset	—	—	36,155	36,155
Investment in SWS common stock	70,282	—	—	70,282
Trading liabilities	—	48	—	48
Derivative liabilities	—	12,849	—	12,849

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended September 30, 2015
Trading securities	$16	$—	$—	$(15)	$—	$1
Loans held for sale	19,123	11,466	(2,769)	(1,116)	—	26,704
MSR asset	44,985	11,025	—	(8,483)	—	47,527
Total	$64,124	$22,491	$(2,769)	$(9,614)	$—	$74,232

Nine months ended September 30, 2015
Trading securities	$—	$7,301	$(3,397)	$(3,903)	$—	$1
Loans held for sale	9,017	40,075	(12,493)	(9,895)	—	26,704
MSR asset	36,155	23,121	—	(11,749)	—	47,527
Total	$45,172	$70,497	$(15,890)	$(25,547)	$—	$74,232

Three months ended September 30, 2014
Available for sale securities	$63,819	$—	$—	$639	$(3,175)	$61,283
Loans held for sale	10,409	6,110	(1,600)	(1,156)	—	13,763
MSR asset	35,877	18,982	(11,387)	(1,565)	—	41,907
Derivative liabilities	(6,300)	(177)	—	(350)	—	(6,827)
Total	$103,805	$24,915	$(12,987)	$(2,432)	$(3,175)	$110,126

Nine months ended September 30, 2014
Available for sale securities	$60,053	$—	$—	$1,848	$(618)	$61,283
Loans held for sale	27,729	16,531	(31,203)	706	—	13,763
MSR asset	20,149	33,790	(11,387)	(645)	—	41,907
Derivative liabilities	(5,600)	(177)	—	(1,050)	—	(6,827)
Total	$102,331	$50,144	$(42,590)	$859	$(618)	$110,126

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The available for sale securities noted in the table above reflect Hilltop’s note receivable from SWS and the SWS Warrant, which, as previously discussed, Hilltop exercised in full on October 2, 2014. Hilltop paid the aggregate exercise price for the SWS Warrant by the automatic elimination of the $50.0 million aggregate principal amount note due to Hilltop under the credit agreement.

For Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Input	(Weighted-Average)
Trading securities	Discounted cash flow	Discount rate	8	-	17%	(10%)

Loans held for sale	Discounted cash flow / Market comparable	Projected price	93	-	95%	(94%)

MSR asset	Discounted cash flow	Constant prepayment rate			13.68%
		Discount rate			10.93%

The fair value of certain loans held for sale that cannot be sold through normal sale channels or are non-performing is measured using unobservable inputs. The fair value of such loans is generally based upon estimates of expected cash flows using unobservable inputs, including listing prices of comparable assets, uncorroborated expert opinions, and/or management’s knowledge of underlying collateral.

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

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following table presents the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$18,531	$—	$18,531	$(15,250)	$—	$(15,250)
MSR asset	(8,483)	—	(8,483)	(1,565)	—	(1,565)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$2,773	$—	$2,773	$24,918	$—	$24,918
MSR asset	(11,749)	—	(11,749)	(645)	—	(645)

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

At September 30, 2015, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	54%	54%	54%
Weighted average loss severity rate	51%	38%	38%
Weighted average prepayment speed	0%	6%	1%

At September 30, 2015, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 28%,  21% and 20%, respectively.

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

Other Real Estate Owned — The Company reports other real estate owned (“OREO”) at fair value less estimated cost to sell. Any excess of recorded investment over fair value, less cost to sell, is charged against either the allowance for loan losses or the related PCI pool discount when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, downward valuation adjustments are charged against earnings. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At September 30, 2015, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Such discount was 1% per month for estimated holding periods of 6 to 24 months. Level 3 inputs were used to determine the initial fair value at acquisition of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At September 30, 2015 and December 31, 2014, the estimated fair value of covered OREO was $106.0 million and $136.9 million, respectively, and the underlying fair value measurements utilize Level 2 and Level 3 inputs. The fair value of non-covered OREO at September 30, 2015 and December 31, 2014 was $0.5 million and $0.8 million, respectively, and is included in other assets within the consolidated balance sheets. Level 3 inputs were used to determine the initial fair value at acquisition of properties totaling $5.6 million that were acquired in the SWS Merger. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the		Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30,		Nine Months Ended September 30,
September 30, 2015	Inputs	Inputs	Inputs	Fair Value	2015	2014	2015	2014
Non-covered impaired loans	$—	$—	$62,144	$62,144	$453	$(1,714)	$224	$(2,151)
Covered impaired loans	—	—	28,958	28,958	(937)	242	2,712	(2,790)
Non-covered other real estate owned	—	—	—	—	—	(210)	(28)	(321)
Covered other real estate owned	—	30,605	—	30,605	(5,370)	(14,440)	(9,428)	(17,399)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2015	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$551,553	$551,553	$—	$—	$551,553
Securities purchased under agreements to resell	83,889	—	83,889	—	83,889
Held to maturity securities	305,316	—	308,031	—	308,031
Loans held for sale	48,453	—	48,453	—	48,453
Non-covered loans, net	4,956,540	—	606,293	4,396,423	5,002,716
Covered loans, net	420,547	—	—	569,111	569,111
Broker-dealer and clearing organization receivables	2,111,864	—	2,111,864	—	2,111,864
FDIC indemnification asset	92,902	—	—	92,902	92,902
Other assets	61,606	—	44,950	16,656	61,606

Financial liabilities:
Deposits	6,820,749	—	6,824,771	—	6,824,771
Broker-dealer and clearing organization payables	2,045,604	—	2,045,604	—	2,045,604
Short-term borrowings	910,490	—	910,490	—	910,490
Debt	310,568	—	303,987	—	303,987
Other liabilities	5,382	—	5,382	—	5,382

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2014	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$813,075	$813,075	$—	$—	$813,075
Held to maturity securities	118,209	—	118,345	—	118,345
Loans held for sale	37,541	—	37,541	—	37,541
Non-covered loans, net	3,883,435	—	378,425	3,528,769	3,907,194
Covered loans, net	638,029	—	—	767,751	767,751
Broker-dealer and clearing organization receivables	167,884	—	167,884	—	167,884
FDIC indemnification asset	130,437	—	—	130,437	130,437
Other assets	59,432	—	43,937	15,495	59,432

Financial liabilities:
Deposits	6,369,892	—	6,365,555	—	6,365,555
Broker-dealer and clearing organization payables	179,042	—	179,042	—	179,042
Short-term borrowings	762,696	—	762,696	—	762,696
Debt	123,696	—	117,028	—	117,028
Other liabilities	2,144	—	2,144	—	2,144

4. Securities

The fair value of trading securities are summarized as follows (in thousands).

	September 30,	December 31,
	2015	2014
U.S. Treasury securities	$8,428	$—
U.S. government agencies:
Bonds	34,241	—
Residential mortgage-backed securities	24,883	5,126
Commercial mortgage-backed securities	20,765	19,932
Collateralized mortgage obligations	1,557	—
Corporate debt securities	69,787	4
States and political subdivisions	80,161	40,616
Unit investment trusts	34,979	—
Private-label securitized product	16,278	—
Other	1,339	39
Totals	$292,418	$65,717

FSC, Hilltop Securities and HTS Independent Network (collectively, the “Hilltop Broker-Dealers”) enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments.  Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $156.8 million at September 30, 2015.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,382	$363	$(4)	$19,741
U.S. government agencies:
Bonds	354,611	1,961	(1,333)	355,239
Residential mortgage-backed securities	36,480	1,189	(14)	37,655
Commercial mortgage-backed securities	9,027	103	(2)	9,128
Collateralized mortgage obligations	60,238	112	(944)	59,406
Corporate debt securities	100,471	4,078	(249)	104,300
States and political subdivisions	120,548	2,310	(366)	122,492
Commercial mortgage-backed securities	579	42	—	621
Equity securities	17,876	460	(786)	17,550
Totals	$719,212	$10,618	$(3,698)	$726,132

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,382	$264	$(33)	$19,613
U.S. government agencies:
Bonds	522,008	1,749	(7,516)	516,241
Residential mortgage-backed securities	40,171	1,672	—	41,843
Commercial mortgage-backed securities	11,192	—	(137)	11,055
Collateralized mortgage obligations	89,291	133	(2,300)	87,124
Corporate debt securities	93,406	5,125	(59)	98,472
States and political subdivisions	135,419	2,083	(717)	136,785
Commercial mortgage-backed securities	593	47	—	640
Equity securities	13,293	469	—	13,762
Totals	$924,755	$11,542	$(10,762)	$925,535

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$50,220	$16	$—	$50,236
U.S. government agencies:
Bonds	22,386	206	—	22,592
Residential mortgage-backed securities	24,529	614	—	25,143
Commercial mortgage-backed securities	12,860	345	—	13,205
Collateralized mortgage obligations	177,968	1,487	(31)	179,424
States and political subdivisions	17,353	97	(19)	17,431
Totals	$305,316	$2,765	$(50)	$308,031

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,008	$—	$(6)	$25,002
U.S. government agencies:
Residential mortgage-backed securities	29,782	528	—	30,310
Collateralized mortgage obligations	57,328	—	(430)	56,898
States and political subdivisions	6,091	47	(3)	6,135
Totals	$118,209	$575	$(439)	$118,345

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	September 30, 2015			December 31, 2014
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for sale
U.S. treasury securities:
Unrealized loss for less than twelve months	3	$4,358	$4	4	$7,703	$27
Unrealized loss for twelve months or longer	—	—	—	1	1,706	6
	3	4,358	4	5	9,409	33
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	7	143,122	571	3	34,847	153
Unrealized loss for twelve months or longer	3	44,601	762	22	373,035	7,363
	10	187,723	1,333	25	407,882	7,516
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	1,030	14	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	1,030	14	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	1,618	2	—	—	—
Unrealized loss for twelve months or longer	10	8	—	4	11,056	137
	11	1,626	2	4	11,056	137
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	431	2	3	7,141	40
Unrealized loss for twelve months or longer	7	47,045	942	8	61,108	2,260
	9	47,476	944	11	68,249	2,300
Corporate debt securities:
Unrealized loss for less than twelve months	12	11,732	186	—	—	—
Unrealized loss for twelve months or longer	1	1,935	63	1	1,939	59
	13	13,667	249	1	1,939	59
States and political subdivisions:
Unrealized loss for less than twelve months	8	6,524	22	7	4,432	7
Unrealized loss for twelve months or longer	46	31,450	344	81	54,178	710
	54	37,974	366	88	58,610	717
Equity securities:
Unrealized loss for less than twelve months	3	10,159	656	—	—	—
Unrealized loss for twelve months or longer	2	894	130	—	—	—
	5	11,053	786	—	—	—
Total available for sale:
Unrealized loss for less than twelve months	37	178,974	1,457	17	54,123	227
Unrealized loss for twelve months or longer	69	125,933	2,241	117	503,022	10,535
	106	$304,907	$3,698	134	$557,145	$10,762

	September 30, 2015			December 31, 2014
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	1	$25,002	$6
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	1	25,002	6
U.S. government agencies:
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	1	18,514	31	2	56,898	430
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	18,514	31	2	56,898	430
States and political subdivisions:
Unrealized loss for less than twelve months	12	4,300	19	4	1,899	3
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	12	4,300	19	4	1,899	3
Total held to maturity:
Unrealized loss for less than twelve months	13	22,814	50	7	83,799	439
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	13	$22,814	$50	7	$83,799	$439

During the three and nine months ended September 30, 2015 and 2014, the Company did not record any other-than-temporary impairments. While all of the investments are monitored for potential other-than-temporary impairment, the Company’s analysis and experience indicate that these available for sale investments generally do not present a significant risk of other-than-temporary-impairment, as fair values frequently recover over time. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant other-than-temporary impairment of the securities. The Company does not intend, nor does the Company believe that is it likely that the Company will be required, to sell these securities before the recovery of the cost basis. Therefore, management does not believe any other-than-temporary impairments exist at September 30, 2015.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at September 30, 2015 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$27,223	$27,530	$51,750	$51,770
Due after one year through five years	66,426	69,337	20,098	20,314
Due after five years through ten years	79,749	82,745	4,077	4,093
Due after ten years	421,614	422,160	14,034	14,082
	595,012	601,772	89,959	90,259

Residential mortgage-backed securities	36,480	37,655	24,529	25,143
Collateralized mortgage obligations	60,238	59,406	177,968	179,424
Commercial mortgage-backed securities	9,606	9,749	12,860	13,205
	$701,336	$708,582	$305,316	$308,031

The Company realized net gains of $4.8 million and $0.2 million from its trading securities portfolio during the three months ended September 30, 2015 and 2014, respectively, and net gains of $7.6 million and $1.6 million during the nine months ended September 30, 2015 and 2014, respectively, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $780.2 million and $895.5 million (with a fair value of $785.0 million and $890.3 million, respectively) at September 30, 2015 and December 31, 2014,  respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

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

At both September 30, 2015 and December 31, 2014, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.2 million.

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2015	2014
Commercial and industrial (1)	$2,121,542	$1,758,851
Real estate	2,253,286	1,694,835
Construction and land development	576,864	413,643
Consumer	47,837	53,147
	4,999,529	3,920,476
Allowance for non-covered loan losses	(42,989)	(37,041)
Total non-covered loans, net of allowance	$4,956,540	$3,883,435

(1)	Includes margin loans to customers and correspondents of $606.0 million and $378.4 million at September 30, 2015 and December 31, 2014, respectively.

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

Underwriting procedures address financial components based on the size and complexity of the credit. The financial components include, but are not limited to, current and projected cash flows, shock analysis and/or stress testing, and trends in appropriate balance sheet and statement of operations ratios. The Bank’s loan policy provides specific underwriting guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer loans. The guidelines for each individual portfolio segment set forth permissible and impermissible loan types. With respect to each loan type, the guidelines within the Bank’s loan policy provide minimum requirements for the underwriting factors listed above. The Bank’s underwriting procedures also include an analysis of any collateral and guarantor. Collateral analysis includes a complete description of the collateral, as well as determined values, monitoring requirements, loan to value ratios, concentration risk, appraisal requirements and other information relevant to the collateral being pledged. Guarantor analysis includes liquidity and cash flow evaluation based on the significance with which the guarantors are expected to serve as secondary repayment sources.

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

	September 30,	December 31,
	2015	2014
Carrying amount	$81,161	$48,909
Outstanding balance	104,055	67,740

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$22,168	$11,904	$12,814	$17,601
Additions	—	—	14,579	—
Reclassifications from (to) nonaccretable difference, net(1)	6,234	4,270	11,173	13,886
Disposals of loans	—	(744)	(2,778)	(4,928)
Accretion	(9,206)	(2,199)	(16,592)	(13,328)
Balance, end of period	$19,196	$13,231	$19,196	$13,231

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to nonaccrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $31.1 million and $18.4 million at September 30, 2015 and December 31, 2014, respectively.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
September 30, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$59,402	$20,089	$12,623	$32,712	$2,695
Unsecured	3,534	76	—	76	—
Real estate:
Secured by commercial properties	68,436	24,509	23,961	48,470	2,393
Secured by residential properties	18,658	9,640	4,396	14,036	198
Construction and land development:
Residential construction loans	397	1	225	226	7
Commercial construction loans and land development	8,583	3,764	1,517	5,281	180
Consumer	4,502	867	90	957	43
	$163,512	$58,946	$42,812	$101,758	$5,516

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$51,036	$14,096	$11,783	$25,879	$3,341
Unsecured	4,120	92	68	160	—
Real estate:
Secured by commercial properties	29,865	7,243	15,536	22,779	1,878
Secured by residential properties	4,701	1,583	1,390	2,973	85
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	16,108	8,062	1,819	9,881	154
Consumer	5,785	171	1,967	2,138	282
	$111,615	$31,247	$32,563	$63,810	$5,740

Average investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commercial and industrial:
Secured	$33,137	$24,897	$29,296	$31,953
Unsecured	73	395	118	913
Real estate:
Secured by commercial properties	55,050	23,715	35,625	29,707
Secured by residential properties	14,853	3,611	8,505	3,259
Construction and land development:
Residential construction loans	289	—	113	—
Commercial construction loans and land development	5,455	10,674	7,581	15,206
Consumer	1,061	2,872	1,548	3,582
	$109,918	$66,164	$82,786	$84,620

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	September 30,	December 31,
	2015	2014
Commercial and industrial:
Secured	$22,244	$16,488
Unsecured	58	160
Real estate:
Secured by commercial properties	4,600	438
Secured by residential properties	1,028	1,253
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	118	703
Consumer	14	—
	$28,062	$19,042

At September 30, 2015 and December 31, 2014, non-covered non-accrual loans included non-covered PCI loans of $9.6 million and $6.6 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $1.5 million and $3.0 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at September 30, 2015 and December 31, 2014, respectively.

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was $4.9 million and $0.1 million during the three months ended September 30, 2015 and 2014, respectively, and $7.4 million and $2.6 million during the nine months ended September 30, 2015 and 2014, respectively. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

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

The outstanding balance of TDRs granted in the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014 is shown in the following tables (in thousands). There were no TDRs granted during the three months ended September 30, 2014.  The TDR granted during the three months ended March 31, 2015 was paid off as of June 30, 2015. At September 30, 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs. At December 31, 2014, the Bank had $0.5 million in unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three months ended September 30, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$88	$88
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	1,083	1,083
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$1,171	$1,171

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Nine months ended September 30, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$88	$88
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	1,083	1,083
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$1,171	$1,171

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Nine months ended September 30, 2014	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	326	326
Secured by residential properties	—	—	253	253
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	133	133
Consumer	—	—	—	—
	$—	$—	$712	$712

The following table presents information regarding TDRs granted in the three and nine months ended September 30, 2015 for which a payment was at least 30 days past due in the three and nine months ended September 30, 2015 (dollars in thousands).

	Number of	Recorded
	Loans	Investment
Commercial and industrial:
Secured	—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	1	1,083
Secured by residential properties	—	—
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
Consumer	—	—
	1	$1,083

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
September 30, 2015	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$1,153	$1,120	$9,506	$11,779	$1,999,207	$13,632	$2,024,618	$115
Unsecured	53	30	—	83	96,824	17	96,924	—
Real estate:
Secured by commercial properties	277	—	—	277	1,476,626	48,077	1,524,980	—
Secured by residential properties	3,949	417	392	4,758	710,459	13,089	728,306	337
Construction and land development:
Residential construction loans	—	—	—	—	95,669	225	95,894	—
Commercial construction loans and land development	1,157	117	—	1,274	474,532	5,164	480,970	—
Consumer	343	54	—	397	46,483	957	47,837	—
	$6,932	$1,738	$9,898	$18,568	$4,899,800	$81,161	$4,999,529	$452

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2014	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$6,073	$964	$8,022	$15,059	$1,620,000	$13,374	$1,648,433	$—
Unsecured	35	3	—	38	110,312	68	110,418	—
Real estate:
Secured by commercial properties	67	—	—	67	1,173,504	22,341	1,195,912	—
Secured by residential properties	454	1,187	—	1,641	495,472	1,810	498,923	—
Construction and land development:
Residential construction loans	175	—	—	175	64,871	—	65,046	—
Commercial construction loans and land development	4,319	—	575	4,894	334,525	9,178	348,597	—
Consumer	414	37	—	451	50,558	2,138	53,147	—
	$11,537	$2,191	$8,597	$22,325	$3,849,242	$48,909	$3,920,476	$—

In addition to the non-covered loans shown in the table above, $37.0 million and $19.2 million of loans included in loans held for sale (with an unpaid principal balance of $37.2 million and $19.2 million, respectively) were 90 days past due and accruing interest at September 30, 2015 and December 31, 2014, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

September 30, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,940,761	$8,516	$61,709	$13,632	$2,024,618
Unsecured	96,839	—	68	17	96,924
Real estate:
Secured by commercial properties	1,450,440	2,390	24,073	48,077	1,524,980
Secured by residential properties	709,692	—	5,525	13,089	728,306
Construction and land development:
Residential construction loans	95,669	—	—	225	95,894
Commercial construction loans and land development	474,342	—	1,464	5,164	480,970
Consumer	46,805	—	75	957	47,837
	$4,814,548	$10,906	$92,914	$81,161	$4,999,529

December 31, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,566,208	$1,105	$67,746	$13,374	$1,648,433
Unsecured	110,256	—	94	68	110,418
Real estate:
Secured by commercial properties	1,151,454	712	21,405	22,341	1,195,912
Secured by residential properties	492,549	—	4,564	1,810	498,923
Construction and land development:
Residential construction loans	65,046	—	—	—	65,046
Commercial construction loans and land development	338,078	—	1,341	9,178	348,597
Consumer	50,968	—	41	2,138	53,147
	$3,774,559	$1,817	$95,191	$48,909	$3,920,476

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

PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in each of the FNB Transaction and the SWS Merger are accounted for both in pools and at the individual loan level. Cash flows expected to be collected are recast quarterly for each loan or pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions (similar to those used for the initial fair value estimate). Management judgment must be applied in developing these assumptions. If expected cash flows for a loan or pool decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan or pool increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield. This increase in accretable yield is taken into income over the remaining life of the loan.

The allowance for both originated and acquired loans is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended September 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$18,853	$14,565	$6,845	$221	$40,484
Provision charged to (recapture from) operations	1,636	1,812	847	(15)	4,280
Loans charged off	(2,685)	(212)	—	(29)	(2,926)
Recoveries on charged off loans	927	195	—	29	1,151
Balance, end of period	$18,731	$16,360	$7,692	$206	$42,989

	Commercial and		Construction and
Nine Months Ended September 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$18,999	$11,131	$6,450	$461	$37,041
Provision charged to (recapture from) operations	1,065	5,481	1,242	(129)	7,659
Loans charged off	(4,305)	(581)	—	(208)	(5,094)
Recoveries on charged off loans	2,972	329	—	82	3,383
Balance, end of period	$18,731	$16,360	$7,692	$206	$42,989

	Commercial and		Construction and
Three Months Ended September 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$18,062	$9,998	$8,086	$285	$36,431
Provision charged to operations	2,302	1,064	395	425	4,186
Loans charged off	(1,976)	(28)	—	(116)	(2,120)
Recoveries on charged off loans	457	31	18	24	530
Balance, end of period	$18,845	$11,065	$8,499	$618	$39,027

	Commercial and		Construction and
Nine Months Ended September 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$16,865	$8,331	$7,957	$88	$33,241
Provision charged to operations	5,876	2,689	361	731	9,657
Loans charged off	(5,707)	(100)	—	(275)	(6,082)
Recoveries on charged off loans	1,811	145	181	74	2,211
Balance, end of period	$18,845	$11,065	$8,499	$618	$39,027

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$17,126	$100	$—	$—	$17,226
Loans collectively evaluated for impairment	2,090,767	2,192,020	571,475	46,880	4,901,142
PCI Loans	13,649	61,166	5,389	957	81,161
	$2,121,542	$2,253,286	$576,864	$47,837	$4,999,529

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$11,842	$1,420	$703	$—	$13,965
Loans collectively evaluated for impairment	1,733,567	1,669,264	403,762	51,009	3,857,602
PCI Loans	13,442	24,151	9,178	2,138	48,909
	$1,758,851	$1,694,835	$413,643	$53,147	$3,920,476

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$917	$—	$—	$—	$917
Loans collectively evaluated for impairment	16,036	13,769	7,505	163	37,473
PCI Loans	1,778	2,591	187	43	4,599
	$18,731	$16,360	$7,692	$206	$42,989

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	15,658	9,168	6,296	179	31,301
PCI Loans	2,920	1,963	154	282	5,319
	$18,999	$11,131	$6,450	$461	$37,041

6. Covered Assets and Indemnification Asset

On September 13, 2013, the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of FNB in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements covering future losses incurred on certain acquired loans and OREO. The Company refers to acquired commercial and single family residential loan portfolios and OREO that are subject to the loss-share agreements as “covered loans” and “covered OREO”, respectively, and these assets are presented as separate line items in the Company’s consolidated balance sheets. Collectively, covered loans and covered OREO are referred to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”).  There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, from the Bank Closing Date, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. The asset arising from the loss-share agreements, referred to as the “FDIC Indemnification Asset,” is measured separately from the covered loan portfolio because the agreements are not contractually embedded in the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

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

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	September 30,	December 31,
	2015	2014
Commercial and industrial	$14,972	$30,780
Real estate	373,391	552,850
Construction and land development	34,054	59,010
Consumer	—	—
	422,417	642,640
Allowance for covered loans	(1,870)	(4,611)
Total covered loans, net of allowance	$420,547	$638,029

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	September 30,	December 31,
	2015	2014
Carrying amount	$251,018	$435,388
Outstanding balance	450,581	685,393

Changes in the accretable yield for the covered PCI loans were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$185,981	$186,141	$193,493	$156,548
Reclassifications from (to) nonaccretable difference, net(1)	35,338	25,026	61,339	82,607
Transfer of loans to covered OREO(2)	(153)	(281)	1,346	5,091
Accretion	(32,301)	(18,146)	(67,313)	(51,506)
Balance, end of period	$188,865	$192,740	$188,865	$192,740

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts, but may also include the reclassification and immediate income recognition of nonaccretable difference due to the favorable resolution of loans accounted for individually. Reclassifications to nonaccretable difference occur when accruing loans are moved to nonaccrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

(2)	Transfer of loans to covered OREO is the difference between the value removed from the pool and the expected cash flows for the loan.

The remaining nonaccretable difference for covered PCI loans was $191.9 million and $382.5 million at September 30, 2015 and December 31, 2014, respectively. During the three and nine months ended September 30, 2015 and 2014, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

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

Covered impaired loans are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
September 30, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$16,949	$6,332	$557	$6,889	$35
Unsecured	10,888	2,735	—	2,735	—
Real estate:
Secured by commercial properties	244,655	112,987	14	113,001	10
Secured by residential properties	195,716	102,944	4,007	106,951	883
Construction and land development:
Residential construction loans	1,808	893	—	893	—
Commercial construction loans and land development	62,832	16,414	7,463	23,877	894
Consumer	—	—	—	—	—
	$532,848	$242,305	$12,041	$254,346	$1,822

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$26,447	$7,436	$6,636	$14,072	$265
Unsecured	14,111	2,107	4,697	6,804	882
Real estate:
Secured by commercial properties	387,302	193,111	35,142	228,253	2,381
Secured by residential properties	235,505	129,571	12,918	142,489	937
Construction and land development:
Residential construction loans	2,749	1,018	354	1,372	69
Commercial construction loans and land development	94,949	45,646	—	45,646	—
Consumer	—	—	—	—	—
	$761,063	$378,889	$59,747	$438,636	$4,534

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commercial and industrial:
Secured	$8,258	$17,953	$10,481	$22,794
Unsecured	3,118	7,994	4,770	8,735
Real estate:
Secured by commercial properties	132,133	297,511	170,627	322,396
Secured by residential properties	111,224	168,636	124,720	180,492
Construction and land development:
Residential construction loans	904	2,356	1,133	3,459
Commercial construction loans and land development	29,370	71,795	34,762	93,185
Consumer	—	—	—	—
	$285,007	$566,245	$346,493	$631,061

Covered non-accrual loans are summarized by class in the following table (in thousands).

	September 30,	December 31,
	2015	2014
Commercial and industrial:
Secured	$71	$442
Unsecured	—	883
Real estate:
Secured by commercial properties	452	30,823
Secured by residential properties	1,486	1,046
Construction and land development:
Residential construction loans	775	1,018
Commercial construction loans and land development	25	11
Consumer	—	—
	$2,809	$34,223

At December 31, 2014, covered non-accrual loans included covered PCI loans of $31.2 million, for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated. There were no covered non-accrual PCI loans at September 30, 2015.

Interest income, including recoveries and cash payments, recorded on covered impaired loans was $14.3 million during the three and nine months ended September 30, 2015, respectively. Interest income recorded on covered impaired loans during the three and nine months ended September 30, 2014 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. The outstanding balance of TDRs granted in the three and nine months ended September 30, 2015 is shown in the following tables (in thousands). Pooled Loans are not in the scope of the disclosure requirements for TDRs. A TDR granted during the three months ended March 31, 2015 of $0.6 million, and for which a payment was at least 30 days past due in the three months ended June 30, 2015, was paid off as of September 30, 2015. There were no TDRs granted during the period from September 14, 2013 through September 30, 2014. At September 30, 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three Months Ended September 30, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	55	—	55
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$—	$55	$—	$55

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Nine Months Ended September 30, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	119	191	254	564
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$119	$191	$254	$564

The following table presents information regarding TDRs granted in the three and nine months ended September 30, 2015 for which a payment was at least 30 days past due in the three and nine months ended September 30, 2015 (dollars in thousands).

	Number of	Recorded
	Loans	Investment
Commercial and industrial:
Secured	—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	1	—
Secured by residential properties	1	254
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
Consumer	—	—
	2	$254

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
September 30, 2015	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$3,853	$—	$71	$3,924	$1,495	$6,818	$12,237	$—
Unsecured	—	—	—	—	—	2,735	2,735	—
Real estate:
Secured by commercial properties	171	409	436	1,016	30,256	112,549	143,821	335
Secured by residential properties	2,484	687	2,045	5,216	119,408	104,946	229,570	1,672
Construction and land development:
Residential construction loans	—	—	775	775	268	118	1,161	—
Commercial construction loans and land development	38	—	95	133	8,908	23,852	32,893	87
Consumer	—	—	—	—	—	—	—	—
	$6,546	$1,096	$3,422	$11,064	$160,335	$251,018	$422,417	$2,094

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2014	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$454	$454	$8,681	$13,630	$22,765	$11
Unsecured	10	—	—	10	1,200	6,805	8,015	—
Real estate:
Secured by commercial properties	876	—	105	981	41,576	227,772	270,329	—
Secured by residential properties	3,089	493	405	3,987	137,342	141,192	282,521	48
Construction and land development:
Residential construction loans	—	—	896	896	390	354	1,640	—
Commercial construction loans and land development	39	25	8	72	11,663	45,635	57,370	8
Consumer	—	—	—	—	—	—	—	—
	$4,014	$518	$1,868	$6,400	$200,852	$435,388	$642,640	$67

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

September 30, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$4,848	$—	$571	$6,818	$12,237
Unsecured	—	—	—	2,735	2,735
Real estate:
Secured by commercial properties	26,025	—	5,247	112,549	143,821
Secured by residential properties	115,201	499	8,924	104,946	229,570
Construction and land development:
Residential construction loans	265	—	778	118	1,161
Commercial construction loans and land development	7,180	—	1,861	23,852	32,893
Consumer	—	—	—	—	—
	$153,519	$499	$17,381	$251,018	$422,417

December 31, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$7,712	$—	$1,423	$13,630	$22,765
Unsecured	1,210	—	—	6,805	8,015
Real estate:
Secured by commercial properties	35,973	—	6,584	227,772	270,329
Secured by residential properties	133,756	—	7,573	141,192	282,521
Construction and land development:
Residential construction loans	268	—	1,018	354	1,640
Commercial construction loans and land development	9,501	—	2,234	45,635	57,370
Consumer	—	—	—	—	—
	$188,420	$—	$18,832	$435,388	$642,640

The Bank’s impairment methodology for the covered loans is consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. To the extent there is experienced or projected credit deterioration on the acquired covered loan pools subsequent to amounts estimated at the previous quarterly recast date and expected cash flows for a loan or pool decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan or pool increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield. This increase in accretable yield is taken into income over the remaining life of the loan. Additionally, provision for credit losses will be recorded on advances on covered loans subsequent to the acquisition date in a manner consistent with the allowance for non-covered loan losses.

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended September 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$130	$469	$335	$—	$934
Provision charged to (recapture from) operations	(100)	851	562	—	1,313
Loans charged off	38	(403)	—	—	(365)
Recoveries on charged off loans	(14)	2	—	—	(12)
Balance, end of period	$54	$919	$897	$—	$1,870

	Commercial and		Construction and
Nine months ended September 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,193	$3,334	$84	$—	$4,611
Provision charged to (recapture from) operations	(230)	186	823	—	779
Loans charged off	(915)	(2,702)	(10)	—	(3,627)
Recoveries on charged off loans	6	101	—	—	107
Balance, end of period	$54	$919	$897	$—	$1,870

	Commercial and		Construction and
Three months ended September 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,146	$2,551	$418	$—	$4,115
Provision charged to (recapture from) operations	(211)	(342)	400	—	(153)
Loans charged off	—	(169)	(32)	—	(201)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$935	$2,040	$786	$—	$3,761

	Commercial and		Construction and
Nine months ended September 30, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of period	$1,053	$8	$—	$—	$1,061
Provision charged to (recapture from) operations	(27)	2,245	933	—	3,151
Loans charged off	(91)	(213)	(147)	—	(451)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of period	$935	$2,040	$786	$—	$3,761

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$775	$—	$775
Loans collectively evaluated for impairment	5,419	155,896	9,309	—	170,624
PCI Loans	9,553	217,495	23,970	—	251,018
	$14,972	$373,391	$34,054	$—	$422,417

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$801	$—	$801
Loans collectively evaluated for impairment	10,345	183,886	12,220	—	206,451
PCI Loans	20,435	368,964	45,989	—	435,388
	$30,780	$552,850	$59,010	$—	$642,640

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	19	26	3	—	48
PCI Loans	35	893	894	—	1,822
	$54	$919	$897	$—	$1,870

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	46	16	15	—	77
PCI Loans	1,147	3,318	69	—	4,534
	$1,193	$3,334	$84	$—	$4,611

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$125,510	$142,174	$136,945	$142,833
Additions to covered OREO	3,516	10,214	39,579	42,206
Dispositions of covered OREO	(17,632)	(11,150)	(61,072)	(40,842)
Valuation adjustments in the period	(5,370)	(14,440)	(9,428)	(17,399)
Balance, end of period	$106,024	$126,798	$106,024	$126,798

During the three and nine months ended September 30, 2015 and 2014, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

These additional downward valuation adjustments reflect changes to the assumptions regarding the fair value of the OREO, including in some cases the intended use of the OREO due to the availability of more information, as well as the passage of time. The process of determining fair value is subjective in nature and requires the use of significant estimates and assumptions. Although the Bank makes market-based assumptions when valuing acquired assets, new information may come to light that causes estimates to increase or decrease. When the Bank determines, based on subsequent information, that its estimates require adjustment, the Bank records the adjustment. The accounting for such adjustments requires that the decreases to fair value be recorded at the time such new information is received, while increases to fair value are recorded when the asset is subsequently sold. All of the impairments recorded during the three and nine months ended September 30, 2015 and 2014  related to covered assets subject to the loss-share agreements with the FDIC.

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$102,381	$175,114	$130,437	$188,291
FDIC Indemnification Asset accretion (amortization)	201	825	1,027	2,672
Transfers to due from FDIC and other	(9,680)	(26,151)	(38,562)	(41,175)
Balance, end of period	$92,902	$149,788	$92,902	$149,788

As of September 30, 2015, the Bank had billed and collected $98.9 million from the FDIC, which represented reimbursable covered losses and expenses through June 30, 2015.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$44,985	$35,877	$36,155	$20,149
Additions	11,025	18,982	23,121	33,790
Sales	—	(11,387)	—	(11,387)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(7,030)	(1,024)	(6,302)	627
Due to customer payments	(1,453)	(541)	(5,447)	(1,272)
Balance, end of period	$47,527	$41,907	$47,527	$41,907

	September 30,	December 31,
	2015	2014
Mortgage loans serviced for others	$5,042,199	$3,645,220
MSR asset as a percentage of serviced mortgage loans	0.94%	0.99%

(1)	Primarily represents changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	September 30,	December 31,
	2015	2014
Weighted average constant prepayment rate	13.68%	12.17%
Weighted average discount rate	10.93%	11.01%
Weighted average life (in years)	5.8	6.3

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2015	2014
Constant prepayment rate:
Impact of 10% adverse change	$(2,180)	$(1,648)
Impact of 20% adverse change	(4,181)	(3,169)
Discount rate:
Impact of 10% adverse change	(1,722)	(1,431)
Impact of 20% adverse change	(3,322)	(2,753)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $5.2  million and $3.1 million during the three months ended September 30, 2015 and 2014, respectively, and $13.7 million and $8.1 million during the nine months ended September 30, 2015 and 2014, respectively,  were included in other noninterest income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2015	2014
Noninterest-bearing demand	$2,173,890	$2,076,385
Interest-bearing:
NOW accounts	1,006,263	1,242,110
Money market	1,457,984	861,851
Brokered - money market	70,196	79,937
Demand	415,604	136,886
Savings	266,833	299,051
Time	1,368,973	1,575,910
Brokered - time	61,006	97,762
	$6,820,749	$6,369,892

The significant increase in deposits at September 30, 2015 as compared to December 31, 2014 was primarily due to the inclusion of the deposits assumed in the SWS Merger.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2015	2014
Federal funds purchased	$103,900	$128,100
Securities sold under agreements to repurchase	199,890	136,396
Federal Home Loan Bank notes	375,000	375,000
Short-term bank loans	231,700	123,200
	$910,490	$762,696

Federal funds purchased and securities sold under agreements to repurchase generally mature daily, on demand, or on some other short-term basis. The Bank and the Hilltop Broker-Dealers execute transactions to sell securities under agreements to repurchase with both customers and broker-dealers. Securities involved in these transactions are held by the Bank, the Hilltop Broker-Dealers or a third-party dealer.

Information concerning federal funds purchased and securities sold under agreements to repurchase is shown in the following tables (dollars in thousands).

	Nine Months Ended September 30,
	2015	2014
Average balance during the period	$313,765	$326,936
Average interest rate during the period	0.31%	0.17%

	September 30,	December 31,
	2015	2014
Average interest rate at end of period	0.18%	0.15%
Securities underlying the agreements at end of period:
Carrying value	$233,300	$166,734
Estimated fair value	$234,007	$163,852

Federal Home Loan Bank (“FHLB”) short-term notes mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB notes is shown in the following tables (dollars in thousands).

	Nine Months Ended September 30,
	2015	2014
Average balance during the period	$314,780	$258,849
Average interest rate during the period	0.24%	0.17%

	September 30,	December 31,
	2015	2014
Average interest rate at end of period	0.27%	0.16%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2015 and December 31, 2014 was 1.24% and 1.07%, respectively.

10. Notes Payable

On April 9, 2015, Hilltop completed an offering of $150.0 million aggregate principal amount of its 5% senior notes due 2025 (“Senior Unregistered Notes”) in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Unregistered Notes were offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside of the United States under Regulation S under the Securities Act. The Senior Unregistered Notes were issued pursuant to an indenture, dated as of April 9, 2015, by and between Hilltop and U.S. Bank National Association, as trustee. The net proceeds from the offering, after deducting estimated fees and expenses and the initial purchasers’ discounts, were approximately $148 million. Hilltop used the net proceeds of the offering to redeem all of Hilltop’s outstanding Non-Cumulative Perpetual Preferred Stock, Series B at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million, and Hilltop is utilizing the remainder for general corporate purposes.

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

11. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rate was 34.9% and 35.8% during the three months ended September 30, 2015 and 2014, respectively, and 23.5% and 36.1% during the nine months ended September 30, 2015 and 2014, respectively. The decrease in the Company’s effective tax rate during the nine months ended September 30, 2015 was primarily due to no income taxes being recorded in connection with the preliminary bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, the Company recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock. The Company also reversed a previously established valuation allowance of $1.9 million on a deferred tax asset associated with a capital loss carryforward.

At September 30, 2015 and December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of $90.9 million and $45.5 million, respectively. This increase in net operating loss carryforwards was a result of the SWS Merger. The net operating loss carryforwards are subject to either separate return year limitations or annual limitations on their usage because of the ownership change. These net operating loss carryforwards expire in 2023 and later years. The Company expects to realize its current deferred tax asset for these net operating loss carryforwards through the implementation of certain tax planning strategies, core earnings, and reversal of timing differences. The Company has a valuation allowance recorded of $2.2 million at September 30, 2015 against its gross deferred tax asset for an investment that may result in a capital loss. This increase in the valuation allowance of $0.3 million from December 31, 2014 was a result of an increase in the valuation allowance of $2.2 million from the SWS Merger, offset by a decrease of $1.9 million associated with the unexpected capital gain recognition on a capital loss carryforward. The Company has no valuation allowance on the remainder of its deferred tax assets at September 30, 2015 or December 31, 2014.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. At September 30, 2015, the total amount of gross unrecognized tax benefits was $0.9 million, of which $0.6 million if recognized, would favorably impact the Company’s effective tax rate. The Company does not anticipate a significant change in the unrecognized tax benefits within the next twelve months.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the United States until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2012. The Company is open for various state tax audits for tax years 2010 and later. The Company is currently under income tax examination by several state authorities for tax years 2011 through 2013. The Company does not expect any significant liability to arise as a result of the examinations.

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

The assets of the SWS Plan are held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets are consolidated with those of the Company. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet at September 30, 2015. Investments in Hilltop common stock, which are carried at cost and accounted for in a manner similar to treasury stock, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net, respectively, at September 30, 2015.

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

Each of Hilltop, Securities Holdings, SWS and the individual members of the board of directors of SWS have been named as defendants in two purported stockholder class action lawsuits arising out of the SWS Merger. Both lawsuits were filed in Delaware Chancery Court (Joseph Arceri v. SWS Group, Inc. et al and Chaile Steinberg v. SWS Group, Inc. et al filed April 8, 2014 and April 11, 2014, respectively). On May 13, 2014, the Delaware Chancery Court consolidated the two actions (the “Consolidated Action”) for all purposes. On June 10, 2014, plaintiffs filed a consolidated amended complaint. The complaint generally alleges, among other things, that the SWS board of directors breached its fiduciary duties to stockholders by failing to take steps to maximize stockholder value or to engage in a fair sale process before approving the merger, that the SWS board of directors labored under conflicts of interest, that certain provisions of the merger agreement unduly restrict SWS's ability to negotiate with other potential bidders, and that the other defendants aided and abetted the SWS board of director's breaches of fiduciary duty. The complaint further alleges, among other things, that the proxy statement/prospectus filed by Hilltop on May 29, 2014 omits or misstates certain material information. The complaints seek relief that includes, among other things, an injunction prohibiting the consummation of the SWS Merger, rescission to the extent the merger terms have already been implemented, damages for the alleged breaches of fiduciary duty, and the payment of plaintiffs' attorneys' fees and costs.

On November 13, 2014, the parties to the Consolidated Action entered into a memorandum of understanding (the “MOU”) reflecting the terms of an agreement, subject to final approval by the Court and certain other conditions, to settle the Consolidated Action. Pursuant to the MOU, defendants, without admitting any wrongdoing, agreed to make certain supplemental disclosures requested by plaintiffs in the Consolidated Action, as set forth in SWS’s Current Report on Form 8-K dated November 14, 2014. In addition, Hilltop agreed to forbear from asserting certain rights under the Agreement and Plan of Merger, dated as of March 31, 2014, by and among Hilltop, Securities Holdings and SWS. The MOU further contemplates that, following confirmatory discovery, the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including court approval following notice to the former stockholders of SWS. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the applicable court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the MOU.

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

As a part of an industry-wide inquiry, PrimeLending received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration (the “FHA”). On August 20, 2014, PrimeLending received a Civil Investigative Demand from the United States Department of Justice (the “DOJ”) related to this Inquiry. According to the Civil Investigative Demand, the DOJ is conducting an investigation to determine whether PrimeLending has violated the False Claims Act in connection with originating and underwriting single-family residential mortgage loans insured by the FHA. No allegations have been asserted against PrimeLending. PrimeLending cannot predict the ultimate outcome of this investigation, and cannot make a reasonable estimate of potential liability, if any, at this time. PrimeLending continues to cooperate with the investigation.

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

At September 30, 2015 and December 31, 2014, the mortgage origination segment’s indemnification liability reserve totaled $16.1 million and $17.6 million, respectively. The provision for indemnification losses was $1.1 million and $0.9 million during the three months ended September 30, 2015 and 2014, respectively, and $3.1 million and $2.3 million during the nine months ended September 30, 2015 and 2014, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$72,564	$53,123	$53,906	$51,912
Claims made	9,787	13,336	61,768	35,179
Claims resolved with no payment	(12,178)	(8,329)	(34,877)	(17,660)
Repurchases	(4,333)	(3,173)	(12,647)	(12,411)
Indemnification payments	(11,921)	(1,168)	(14,231)	(3,231)
Balance, end of period	$53,919	$53,789	$53,919	$53,789

	Indemnification Liability Reserve Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$17,279	$19,688	$17,619	$21,121
Additions for new sales	1,092	883	3,086	2,295
Repurchases	(408)	(388)	(1,206)	(1,416)
Early payment defaults	(5)	(24)	(44)	(101)
Indemnification payments	(1,831)	(542)	(2,872)	(1,654)
Change in estimate	(18)	(508)	(474)	(1,136)
Balance, end of period	$16,109	$19,109	$16,109	$19,109

	September 30,	December 31,
	2015	2014
Reserve for Indemnification Liability:
Specific claims	$5,239	$7,912
Incurred but not reported claims	10,870	9,707
Total	$16,109	$17,619

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

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date.  There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately 10 years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. As of September 30, 2015, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed  $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the FDIC Indemnification Asset. As of September 30, 2015, the Bank had billed $123.7 million of covered net losses to the FDIC, of which 80%, or $98.9 million, were reimbursable under the loss-share agreements. As of September 30, 2015, the Bank had received aggregate reimbursements of $98.9 million from the FDIC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.6 billion at September 30, 2015 and outstanding financial and performance standby letters of credit of $45.5 million at September 30, 2015.

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

15. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At September 30, 2015,  3,947,579 shares of common stock remained available for issuance pursuant to the 2012 Plan, including shares that may be delivered pursuant to outstanding awards.

During the  nine months ended September 30, 2015,  the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 459,975 restricted stock units (“RSUs”) pursuant to the 2012 Plan, of which 449,110 remained outstanding at September 30, 2015. At September 30, 2015,  353,272 of these RSUs were subject to time-based vesting conditions and generally provided for a cliff vest on the third anniversary of the grant date, and 95,838 of these RSUs provided for vesting based upon the achievement of certain performance goals over a three-year period. The RSUs awarded during the nine months ended September 30, 2015 are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The weighted average grant date fair value related to these RSUs was $19.51 per share. At September 30, 2015, unrecognized compensation expense related to the RSUs awarded during the nine months ended September 30, 2015 was $7.4 million, which will be amortized through August 2018. The RSUs are not transferable, and the shares of common stock issuable upon conversion of vested RSUs are generally subject to transfer restrictions for a period of one year following conversion, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

Prior to the completion of the SWS Merger and in accordance with the SWS merger agreement, on August 20, 2014, SWS granted restricted shares of SWS common stock to certain of its executive officers and key employees. On January 1, 2015, the effective time of the SWS Merger, these restricted shares of SWS common stock converted into the right to receive an aggregate of 62,994 restricted shares of Hilltop common stock (“Restricted Stock Awards”) based on the value of the merger consideration, and their vesting schedule did not accelerate. At September 30, 2015,  12,118 Restricted Stock Awards remained outstanding. Such Restricted Stock Awards generally vest in three equal annual installments beginning on August 20, 2015, and are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The fair value of these Restricted Stock Awards at the time of conversion was $19.95 per share. At September 30, 2015, unrecognized compensation expense related to these Restricted Stock Awards was $0.2 million, which will be amortized through August 2017. The award agreements governing these Restricted Stock Awards provide for accelerated vesting under certain conditions.

During 2014 and 2013, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 444,175 RSUs and 471,000  Restricted Stock Awards, respectively, pursuant to the 2012 Plan, of which 411,325 and 444,000, respectively, remained outstanding at September 30, 2015. At September 30, 2015, unrecognized compensation expense related to these awards was $6.1 million, which will be amortized through December 2017. The award agreements governing these awards provide for accelerated vesting under certain conditions.

Compensation expense related to the plans was $2.0 million and $1.3 million during the three months ended September 30, 2015 and 2014, respectively, and $6.2  million and $3.3 million during the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015 and 2014, Hilltop granted 8,219 and 7,227 shares of common stock to certain non-employee members of the Company’s Board of Directors for services rendered to the Company pursuant to the 2012 Plan.

16. Regulatory Matters

Banking and Hilltop

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

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2015, under guidance issued by the Board of Governors of the Federal Reserve System.

The following table shows the Bank’s and Hilltop’s consolidated actual capital amounts and ratios compared to the regulatory minimum capital requirements and the Bank’s regulatory minimum capital requirements needed to qualify as a “well-capitalized” institution in accordance with Basel III as measured at September 30, 2015 and applicable regulatory guidelines at December 31, 2014 (dollars in thousands).

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Tier 1 capital (to average assets):
Bank	$1,035,196	12.77%	$324,201	4.0%	$405,252	5.0%
Hilltop	1,481,139	12.01%	493,154	4.0%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets):
Bank	1,035,196	17.36%	268,374	4.5%	387,652	6.5%
Hilltop	1,439,487	18.36%	352,803	4.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	1,035,196	17.36%	357,832	6.0%	477,110	8.0%
Hilltop	1,481,139	18.89%	470,405	6.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	1,081,368	18.13%	477,110	8.0%	596,387	10.0%
Hilltop	1,511,992	19.29%	627,206	8.0%	N/A	N/A

December 31, 2014
Tier 1 capital (to average assets):
Bank	$845,656	10.31%	$328,025	4.0%	$410,031	5.0%
Hilltop	1,231,724	14.17%	347,619	4.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	845,656	13.74%	246,099	4.0%	369,148	6.0%
Hilltop	1,231,724	19.02%	259,078	4.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	888,744	14.45%	492,198	8.0%	615,247	10.0%
Hilltop	1,275,023	19.69%	518,157	8.0%	N/A	N/A

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

Broker-Dealer

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), FSC and Hilltop Securities have each elected to determine their respective net capital requirements using the alternative method. Accordingly, FSC and Hilltop Securities are required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 and 1,000,000, respectively, or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items. HTS Independent Network follows the primary (aggregate indebtedness) method, as defined in Rule 15c3-1 promulgated under the Exchange Act, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness.

At September 30, 2015, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

			HTS
		Hilltop	Independent
	FSC	Securities	Network
Net capital	$70,575	$151,579	$1,398
Less required net capital	4,923	7,273	250
Excess net capital	$65,652	$144,306	$1,148

Net capital as a percentage of aggregate debit items	28.7%	41.7%
Net capital in excess of 5% aggregate debit items	$58,267	$133,395

Under certain conditions, the Hilltop Broker-Dealers may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At  September 30, 2015 and December 31, 2014,  the Hilltop Broker-Dealers held cash of $227.3 million and $76.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. Additionally, the Hilltop Broker-Dealers had $1.0 million in cash in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2015. The fair values of these segregated assets included in special reserve accounts were determined using Level 1 inputs.

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the U.S. Department of Housing and Urban Development (“HUD”) and the GNMA. On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of September 30, 2015, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

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

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	September 30,	December 31,
	2015	2014
Capital and surplus:
National Lloyds Insurance Company	$117,912	$113,023
American Summit Insurance Company	29,736	28,964

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statutory net income (loss):
National Lloyds Insurance Company	$7,901	$6,106	$3,826	$7,428
American Summit Insurance Company	76	(418)	643	958

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2015, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2015, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

17. Stockholders’ Equity

Stock Repurchase Program

During the second quarter of 2015, the Company’s Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $30.0 million of its outstanding common stock. Under the stock repurchase program authorized, the Company may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of September 30, 2015, the Company had repurchased an aggregate of $30.0 million of its outstanding common stock, and does not intend to make any future purchases of its common stock under this program.  The extent to which the Company repurchased its shares and the timing of such repurchases depended upon market conditions and other corporate considerations, as determined by Hilltop’s management team. The purchases were funded from available cash balances.

During the three and nine months ended September 30, 2015, the Company paid $13.0 million and $30.0 million, respectively, to repurchase and retire an aggregate of 1,390,977 shares of common stock at an average price of $21.56 per share. These retired shares were returned to the Company’s pool of authorized but unissued shares of common stock. The Company uses the par value method of accounting for its stock repurchases, whereby the par value of the shares is deducted from common stock. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital based on an estimated average sales price per issued share with the excess amounts charged to retained earnings.

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, and interest rate swaps and swaptions are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments decreased $15.5 million during the three months ended September 30, 2015,  compared with an increase of $0.2 million during the same period in 2014, and an increase of $17.8 million during the nine months ended September 30, 2015, compared with a decrease of $5.0 million during the same period in 2014. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ derivative instruments are recorded in other assets or other liabilities, as appropriate, and the fair values of the Hilltop Broker-Dealers’ derivatives increased $12.7 million and $5.3 million during the three months ended September 30, 2015 and 2014, respectively, and increased $30.5 million and $11.4 million during the nine months ended September 30, 2015 and 2014,  respectively. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	September 30, 2015		December 31, 2014
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,135,528	$34,539	$621,216	$17,057
Commitments to purchase MBSs	3,518,621	23,980	510,553	6,040
Commitments to sell MBSs	5,381,861	(24,678)	1,968,768	(12,566)
Interest rate swaps and swaptions	275,566	1,406	83,000	425

PrimeLending had cash collateral advances totaling $8.4 million and $6.6 million to offset net liability derivative positions on its commitments to sell MBSs at September 30, 2015 and December 31, 2014, respectively. In addition, PrimeLending advanced cash collateral totaling $4.0 million and $3.3 million in initial margin on its interest rate swaps and swaptions at September 30, 2015 and December 31, 2014, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2015
Securities borrowed:
Institutional counterparties	$2,036,392	$—	$2,036,392	$(2,036,392)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	2,864	(348)	2,516	—	—	2,516

Reverse repurchase agreements:
Institutional counterparties	83,889	—	83,889	(83,750)	—	139

Forward MBS derivatives:
Institutional counterparties	9,000	—	9,000	(9,000)	—	—
	$2,132,145	$(348)	$2,131,797	$(2,129,142)	$—	$2,655
December 31, 2014
Securities borrowed:
Institutional counterparties	$152,899	$—	$152,899	$(152,899)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	425	—	425	—	—	425

Forward MBS derivatives:
Institutional counterparties	41	—	41	—	—	41
	$153,365	$—	$153,365	$(152,899)	$—	$466

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2015
Securities loaned:
Institutional counterparties	$1,929,588	$—	$1,929,588	$(1,929,588)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	1,110	—	1,110	(2,558)	—	(1,448)

Repurchase agreements:
Institutional counterparties	68,532	—	68,532	(68,532)	—	—
Customer counterparties	131,358	—	131,358	(131,358)	—	—

Forward MBS derivatives:
Institutional counterparties	25,260	(347)	24,913	(12,049)	—	12,864
	$2,155,848	$(347)	$2,155,501	$(2,144,085)	$—	$11,416
December 31, 2014
Securities loaned:
Institutional counterparties	$117,822	$—	$117,822	$(117,822)	$—	$—

Repurchase agreements:
Customer counterparties	136,396	—	136,396	(136,396)	—	—

Forward MBS derivatives:
Institutional counterparties	12,829	(223)	12,606	—	(6,137)	6,469
	$267,047	$(223)	$266,824	$(254,218)	$(6,137)	$6,469

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

When lending securities, the Company receives cash or similar collateral and generally pays interest (based on the amount of cash deposited) to the other party to the transaction. Securities lending transactions are executed pursuant to written agreements with counterparties that generally require securities loaned to be marked-to-market on a daily basis.  The Company receives collateral in the form of cash in an amount generally in excess of the fair value of securities loaned. The Company monitors the fair value of securities loaned on a daily basis, with additional collateral obtained or refunded, as necessary. Collateral adjustments are made on a daily basis through the facilities of various clearinghouses. The Company is a principal in these securities lending transactions and is liable for losses in the event of a failure of any other party to honor its contractual obligation. Management sets credit limits with each counterparty and reviews these limits regularly to monitor the risk level with each counterparty. The Company is subject to credit risk through its securities lending activities if securities prices decline rapidly because the value of the Company’s collateral could fall below the amount of the indebtedness it secures. In rapidly appreciating markets, credit risk increases due to short positions. The Company’s securities lending business subjects the Company to credit risk if a counterparty fails to perform or if collateral securing its obligations is insufficient. In securities transactions, the Company is subject to credit risk during the period between the execution of a trade and the settlement by the customer.

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at September 30, 2015 or December 31, 2014.

	Remaining Contractual Maturities
	Overnight and			Greater Than
September 30, 2015	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$173,710	$24,108	$2,072	$—	$199,890

Securities lending transactions:
U.S. Treasury and agency securities	12,376	—	—	—	12,376
Corporate securities	10,346	—	—	—	10,346
Equity securities	1,906,866	—	—	—	1,906,866
Total	$2,103,298	$24,108	$2,072	$—	$2,129,478

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$2,129,478
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2014	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$136,396	$—	$—	$—	$136,396

Securities lending transactions:
U.S. Treasury and agency securities	9,171	—	—	—	9,171
Corporate securities	200	—	—	—	200
Equity securities	108,451	—	—	—	108,451
Total	$254,218	$—	$—	$—	$254,218

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$254,218
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2015	2014
Receivables:
Securities borrowed	$2,036,392	$152,899
Securities failed to deliver	26,162	3,497
Clearing organizations	15,449	11,471
Trades in process of settlement, net	25,092	—
Other	8,769	17
	$2,111,864	$167,884
Payables:
Securities loaned	$1,929,588	$117,822
Correspondents	76,071	51,930
Securities failed to receive	36,682	5,960
Clearing organizations	3,263	3,330
	$2,045,604	$179,042

21. Reserve for Losses and Loss Adjustment Expenses

A rollforward of NLC’s reserve for unpaid losses and loss adjustment expenses (“LAE”), as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	Nine Months Ended September 30,
	2015	2014

Balance, beginning of period	$29,716	$27,468
Less reinsurance recoverables	(4,315)	(4,508)
Net balance, beginning of period	25,401	22,960

Incurred related to:
Current year	71,652	70,349
Prior years	5,784	5,892
Total incurred	77,436	76,241

Payments related to:
Current year	(58,523)	(55,701)
Prior years	(15,678)	(14,338)
Total payments	(74,201)	(70,039)

Net balance, end of period	28,636	29,162
Plus reinsurance recoverables	14,264	3,298
Balance, end of period	$42,900	$32,460

The increase in NLC’s reserves at September 30, 2015 as compared with September 30, 2014 of $10.4 million is primarily due to increased reserves attributable to an increase in frequency and severity of severe weather events in our geographic coverage area as well as the prior period adverse development and additional reinsurance recoverables associated with the increase in reserves. The prior period adverse development of $5.8 million during the nine months ended September 30, 2015  was primarily related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years.

22. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2015, reinsurance receivables had a carrying value of $18.8 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at September 30, 2015, based on NLC’s quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$41,319	$42,608	$42,586	$43,890	$130,632	$127,218	$134,355	$130,183
Reinsurance assumed	2,786	2,627	2,531	2,338	8,243	7,617	7,441	6,536
Reinsurance ceded	(4,316)	(4,039)	(4,604)	(4,407)	(13,758)	(13,754)	(14,085)	(13,802)
Net premiums	$39,789	$41,196	$40,513	$41,821	$125,117	$121,081	$127,711	$122,917

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Loss and LAE incurred	$20,785	$22,834	$98,382	$77,041
Reinsurance recoverables	(3,450)	(205)	(20,946)	(800)
Net loss and LAE incurred	$17,335	$22,629	$77,436	$76,241

Multi-line excess of loss coverage

In addition to the catastrophe reinsurance noted below, both NLIC and ASIC participate in an excess of loss program placed with various reinsurers. This program is limited to each risk with respect to property and liability in the amount of $500,000 for each of NLIC and ASIC. Each of NLIC and ASIC retain $500,000 in this program.

Catastrophic coverage

At September 30, 2015, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8.0 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance for NLIC and ASIC in excess of $8.0 million is comprised of four layers of protection: $17.0 million in excess of $8.0 million retention and/or loss; $25.0 million in excess of $25.0 million loss; $25.0 million in excess of $50.0 million loss and $50.0 million in excess of $75.0 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8.0 million and $1.5 million, respectively. At September 30, 2015, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8.0 million in the aggregate.

Effective January 1, 2015, NLC renewed its underlying excess of loss contract that provides $10.0 million aggregate coverage for sub-catastrophic events. NLC retains a 9% participation in this coverage.

Effective July 1, 2015, NLC renewed its catastrophic excess of loss reinsurance coverage for a two-year period. The reinsurance for NLIC and ASIC in excess of $8.0 million continues in four layers, but the coverage provided in the third and fourth layers was realigned and the total coverage provided was reduced to $125.0 million ($140.0 million through June 30, 2015). The third and fourth layers of coverage provide $25.0 million ($50.0 million through June 30, 2015) in excess of $50.0 million loss and $50.0 million ($40.0 million through June 30, 2015) in excess of $75.0 million loss.

23. Segment and Related Information

The Company currently has four reportable business segments that are organized primarily by the core products offered to the segments’ respective customers. These segments reflect the manner in which operations are managed and the criteria used by the Company’s chief operating decision maker function to evaluate segment performance, develop strategy and allocate resources. The chief operating decision maker function consists of the President and Chief Executive Officer of the Company and the Chief Executive Officer of PlainsCapital. For the third quarter of 2015, the Company began presenting the preliminary bargain purchase gain associated with the SWS Merger, previously allocated to the banking and broker-dealer reportable business segments, within corporate to reflect the Company’s internal evaluation of segment performance.  This change is reflected in the segment operating results within noninterest income for the nine months ended September 30, 2015. Additionally, related amounts previously reported in the Company’s

Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, respectively, within the notes to the consolidated financial statements, will be revised in future filings. This change had no impact on the Company’s consolidated results of operations.

The banking segment includes the operations of the Bank and, since January 1, 2015, the operations of the former SWS FSB acquired in the SWS Merger. The broker-dealer segment includes the operations of First Southwest and, since January 1, 2015, the broker-dealer operations acquired in the SWS Merger. The mortgage origination segment is composed of PrimeLending, while the insurance segment is composed of NLC.

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance and acquisition costs.

Balance sheet amounts not discussed previously and the elimination of intercompany transactions are included in “All Other and Eliminations.” The following tables present certain information about reportable business segment revenues, operating results, goodwill and assets (in thousands).

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$105,758	$8,301	$(2,538)	$838	$(1,799)	$4,651	$115,211
Provision for loan losses	5,615	(22)	—	—	—	—	5,593
Noninterest income	13,935	83,817	159,794	43,534	—	(4,611)	296,469
Noninterest expense	60,518	90,683	145,113	32,366	6,028	(1,206)	333,502
Income (loss) before income taxes	$53,560	$1,457	$12,143	$12,006	$(7,827)	$1,246	$72,585

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$280,081	$24,320	$(7,829)	$2,294	$(3,289)	$13,693	$309,270
Provision for loan losses	8,405	33	—	—	—	—	8,438
Noninterest income	48,293	243,593	463,314	128,216	81,289	(13,990)	950,715
Noninterest expense	179,378	271,826	412,234	121,893	17,546	(1,582)	1,001,295
Income (loss) before income taxes	$140,591	$(3,946)	$43,251	$8,617	$60,454	$1,285	$250,252

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$78,285	$3,269	$(3,197)	$808	$1,712	$4,883	$85,760
Provision for loan losses	4,049	(16)	—	—	—	—	4,033
Noninterest income	17,638	29,726	128,989	44,014	—	(8,232)	212,135
Noninterest expense	67,236	31,782	114,690	36,636	5,015	(615)	254,744
Income (loss) before income taxes	$24,638	$1,229	$11,102	$8,186	$(3,303)	$(2,734)	$39,118

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$248,686	$9,077	$(9,726)	$2,625	$5,100	$13,865	$269,627
Provision for loan losses	12,793	15	—	—	—	—	12,808
Noninterest income	50,258	80,161	343,572	129,910	—	(18,385)	585,516
Noninterest expense	188,153	87,507	316,546	118,398	9,767	(1,786)	718,585
Income (loss) before income taxes	$97,998	$1,716	$17,300	$14,137	$(4,667)	$(2,734)	$123,750

September 30, 2015
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,299,022	$3,592,448	$1,565,273	$350,587	$1,865,885	$(3,283,759)	$12,389,456

December 31, 2014
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,036,729	$758,636	$1,498,846	$328,693	$1,522,655	$(2,903,143)	$9,242,416

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three and nine months ended September 30, 2015 and 2014,  stock options and RSUs are the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Income applicable to Hilltop common stockholders	$46,894	$23,386	$188,392	$74,231
Less: income applicable to participating shares	(216)	(121)	(861)	(384)
Net earnings available to Hilltop common stockholders	$46,678	$23,265	$187,531	$73,847

Weighted average shares outstanding - basic	98,676	89,711	99,297	89,709

Basic earnings per common share	$0.47	$0.26	$1.89	$0.82

Diluted earnings per share:
Income applicable to Hilltop common stockholders	$46,894	$23,386	$188,392	$74,231

Weighted average shares outstanding - basic	98,676	89,711	99,297	89,709
Effect of potentially dilutive securities	880	847	894	861
Weighted average shares outstanding - diluted	99,556	90,558	100,191	90,570

Diluted earnings per common share	$0.47	$0.26	$1.88	$0.82

25. Recently Issued Accounting Standards

In September 2015, FASB issued Accounting Standards Update (“ASU”) 2015-16 as part of its initiative to reduce complexity in accounting standards and eliminate the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The amendment is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Adoption of the amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

In June 2015, FASB issued ASU 2015-10 to clarify the codification, correct unintended application of guidance, eliminate inconsistencies, and to improve the codification’s presentation of guidance for a wide range of topics in the codification. Transition guidance varies based on the amendments included. The amendments that require transition guidance are effective for annual periods, and interim periods within those fiscal periods, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance. Adoption of the amendment is not expected to have a significant effect on the Company’s consolidated financial statements. However, the Company has adopted the amendment related to a clarification of the disclosure requirements for nonrecurring fair value measurements made during the period.

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

In April 2015, the FASB issued ASU 2015-03 to simplify presentation of debt issuance costs to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by this amendment. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2015 using the retrospective method of adoption. As permitted within the amendment, the Company elected to early adopt the provisions of this amendment beginning with the three months ended June 30, 2015. Adoption of the amendment resulted in unamortized debt issuance costs of $1.9 million in connection with Hilltop’s issuance of the 5% senior notes due 2025 on April 9, 2015 being presented in the consolidated balance sheet at June 30, 2015 as a reduction from the $150.0 million aggregate principal amount. During the three and nine months ended September 30, 2015, debt issuance costs of $33 thousand and $0.1 million, respectively, were amortized and included in interest expense.

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

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings and formerly known as Southwest Securities, Inc.), references to “HTS Independent Network”  refer to Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings and formerly known as SWS Financial Services, Inc.), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “FNB” refer to First National Bank, references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of Securities Holdings) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, LLC (a wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, and references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole.

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

Effective January 1, 2015, in connection with our acquisition of SWS, we modified our organizational structure into three primary operating business units, PlainsCapital (banking and mortgage origination), Securities Holdings (broker-dealer) and NLC (insurance). The PlainsCapital unit continues to include the Bank and PrimeLending, while the new Securities Holdings unit includes First Southwest (transferred from the PlainsCapital unit effective January 1, 2015), and two entities acquired on January 1, 2015, Hilltop Securities and HTS Independent Network.  The following includes additional details regarding the financial products and services provided by each of our primary operating business units.

PlainsCapital.  PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, traditional banking services, wealth and investment management and treasury management primarily in Texas and residential mortgage lending throughout the United States.

Securities Holdings.  Securities Holdings is a holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States.

NLC.  NLC is a property and casualty insurance holding company, headquartered in Waco, Texas, that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

During the three and nine months ended September 30, 2015, our net income to common stockholders was $46.9 million, or $0.47 per diluted share, and $188.4 million, or $1.88 per diluted share, respectively. The consolidated operating results during the nine months ended September 30, 2015 include the recognition of a preliminary bargain purchase gain of $81.3 million related to our acquisition of SWS.

We reported $72.6 million and $250.3 million of consolidated income before income taxes during the three and nine months ended September 30, 2015, respectively, including the following contributions from our four reportable operating segments.

•	The banking segment contributed $53.6 million and $140.6 million of income before income taxes during the three and nine months ended September 30, 2015, respectively;

•

The broker-dealer segment contributed $1.5 million of income before income taxes during the three months ended September 30, 2015, and incurred losses before income taxes of $3.9 million during the nine months ended September 30, 2015;

•	The mortgage origination segment contributed $12.1 million and $43.3 million of income before income taxes during the three and nine months ended September 30, 2015, respectively; and

•	The insurance segment contributed $12.0 million and $8.6 million of income before income taxes during the three and nine months ended September 30, 2015, respectively.

At September 30, 2015, on a consolidated basis, we had total assets of $12.4 billion, total deposits of $6.8 billion, total loans, including loans held for sale, of $6.7 billion and stockholders’ equity of $1.7 billion.

On January 1, 2015, we completed our acquisition of SWS in a stock and cash transaction (the “SWS Merger”), whereby SWS’s broker-dealer subsidiaries, Southwest Securities, Inc. and SWS Financial Services, Inc., became subsidiaries of Securities Holdings and SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank, an indirect wholly owned subsidiary of Hilltop. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.1 million, consisting of 10.1 million shares of common stock, $78.2 million in cash and $70.3 million associated with our existing investment in SWS common stock. Additionally, due to appraisal rights proceedings filed in connection with the SWS Merger, the merger consideration is subject to change, and therefore, preliminary at this time. Based on purchase date valuations, the fair value of the assets acquired was $3.3 billion, including $707.5 million in securities, $863.8 million in non-covered loans and $1.2 billion in broker-dealer and clearing organization receivables. The fair value of liabilities assumed was $2.9 billion, consisting primarily of deposits of $1.3 billion and $1.1 billion in broker-dealer and clearing organization payables. On October 5, 2015, Southwest Securities, Inc. and SWS Financial Services, Inc.  were renamed “Hilltop Securities Inc.” and “Hilltop Securities Independent Network Inc.”, respectively.

The operations of SWS were included in our operating results beginning January 1, 2015 and such operations included a preliminary bargain purchase gain of $82.8 million as disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015. During the quarter ended June 30, 2015, the estimated fair value of the customer relationship intangible asset acquired as of January 1, 2015 was adjusted downward as a result of management’s review and approval of certain key assumptions that existed as of January 1, 2015. Additionally, during the quarter ended September 30, 2015, the estimated fair value of deferred tax assets acquired as of January 1, 2015 was adjusted upward as a result of management’s review and filing of SWS’s consolidated federal tax return for the year ended December 31, 2014.  These adjustments resulted in an aggregate decrease in the preliminary bargain purchase gain associated with the SWS Merger to $81.3 million. This change is reflected in the consolidated statements of operations within noninterest income during the nine months ended September 30, 2015.  In the aggregate, these adjustments to the preliminary bargain purchase gain decreased net income for the three months ended March 31, 2015 by $1.5 million as compared with amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Additionally, certain amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 within the consolidated balance sheet as of March 31, 2015, and the related statements of comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2015, as well as the notes to the consolidated financial statements, will be revised in future filings.

In connection with the SWS Merger, we modified our organizational structure whereby First Southwest and its related entities also became subsidiaries of Securities Holdings.  FSC,  Hilltop Securities and HTS Independent Network (collectively, the “Hilltop Broker-Dealers”) have operated  as separate broker-dealers, under coordinated leadership since the SWS Merger. On October 22, 2015, the Financial Industry Regulatory Authority (“FINRA”) granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Over the next few months, the system integration will be completed and result in a combined firm under the Hilltop Securities name.

On April 9, 2015, we completed an offering of $150.0 million aggregate principal amount of our 5% senior notes due 2025 (“Senior Unregistered Notes”) in a private offering. On April 28, 2015, we used the net proceeds of the offering to redeem all of our outstanding Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million, and are utilizing the remainder for general corporate purposes. In connection with the issuance of the Senior Unregistered Notes, on April 9, 2015, we entered into a registration rights agreement with the initial purchasers of the Senior Unregistered Notes and agreed to offer to exchange the Senior Unregistered Notes for notes registered under the Securities Act (the “Senior Registered Notes”). The terms of the Senior Registered Notes are substantially identical to the Senior Unregistered Notes for which they were exchanged (including principal amount, interest rate, maturity and redemption rights), except that the Senior Registered Notes generally are not subject to transfer restrictions. On May 22, 2015, and subject to the terms and conditions set forth in the Senior Registered Notes prospectus, we commenced an offer to exchange the outstanding Senior Unregistered Notes for Senior Registered Notes.  Substantially all of the Senior Unregistered Notes were tendered for exchange, and on June 22, 2015, we fulfilled all of the requirements of the registration rights agreement for the Senior Unregistered Notes by issuing Senior Registered Notes in exchange for the tendered Senior Unregistered Notes. We refer to the Senior Registered Notes and the Senior Unregistered Notes that remain outstanding collectively as the “Senior Notes.”

Segment Information

Effective January 1, 2015, we have three primary operating business units, PlainsCapital (banking and mortgage origination), Securities Holdings (broker-dealer) and NLC (insurance). Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. The SWS Merger did not result in changes to our four reportable business segments. For the third quarter of 2015, we began presenting the preliminary bargain purchase gain associated with the SWS Merger, previously allocated to the banking and broker-dealer reportable business segments, within corporate to reflect our internal evaluation of segment performance. This change is reflected in the segment operating results within noninterest income for the nine months ended September 30, 2015. Additionally, related amounts previously reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, respectively, within the MD&A, will be revised in future filings. This change had no impact on our consolidated results of operations. Consistent with our historical segment operating results during 2014, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer, mortgage origination and insurance segments. Operating results for the mortgage origination segment have historically been more volatile than operating results for the banking, broker-dealer and insurance segments.

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

The broker-dealer segment has included the operations of Hilltop Securities and HTS Independent Network since January 1, 2015. The broker-dealer segment has historically generated a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services at First Southwest. The principal subsidiaries of First Southwest are FSC, a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), and First Southwest Asset Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940. Hilltop Securities is a broker-dealer registered with the SEC and FINRA and a member of the NYSE, and HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA.

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

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of our Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs.

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

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$105,758	$8,301	$(2,538)	$838	$(1,799)	$4,651	$115,211
Provision for loan losses	5,615	(22)	—	—	—	—	5,593
Noninterest income	13,935	83,817	159,794	43,534	—	(4,611)	296,469
Noninterest expense	60,518	90,683	145,113	32,366	6,028	(1,206)	333,502
Income (loss) before income taxes	$53,560	$1,457	$12,143	$12,006	$(7,827)	$1,246	$72,585

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$280,081	$24,320	$(7,829)	$2,294	$(3,289)	$13,693	$309,270
Provision for loan losses	8,405	33	—	—	—	—	8,438
Noninterest income	48,293	243,593	463,314	128,216	81,289	(13,990)	950,715
Noninterest expense	179,378	271,826	412,234	121,893	17,546	(1,582)	1,001,295
Income (loss) before income taxes	$140,591	$(3,946)	$43,251	$8,617	$60,454	$1,285	$250,252

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$78,285	$3,269	$(3,197)	$808	$1,712	$4,883	$85,760
Provision for loan losses	4,049	(16)	—	—	—	—	4,033
Noninterest income	17,638	29,726	128,989	44,014	—	(8,232)	212,135
Noninterest expense	67,236	31,782	114,690	36,636	5,015	(615)	254,744
Income (loss) before income taxes	$24,638	$1,229	$11,102	$8,186	$(3,303)	$(2,734)	$39,118

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2014	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$248,686	$9,077	$(9,726)	$2,625	$5,100	$13,865	$269,627
Provision for loan losses	12,793	15	—	—	—	—	12,808
Noninterest income	50,258	80,161	343,572	129,910	—	(18,385)	585,516
Noninterest expense	188,153	87,507	316,546	118,398	9,767	(1,786)	718,585
Income (loss) before income taxes	$97,998	$1,716	$17,300	$14,137	$(4,667)	$(2,734)	$123,750

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $309.3 million in net interest income during the nine months ended September 30, 2015, compared with net interest income of $269.6 million during the same period in 2014. The year-over-year increase in net interest income was primarily due to the favorable resolution of certain significant loan relationships during the three months ended September 30, 2015 that increased yields earned on loans within our banking segment and the inclusion of the operations acquired in the SWS Merger.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through the Hilltop Broker-Dealers, we provide investment banking and other related financial services. During the nine months ended September 30, 2015 and 2014, we generated $205.5 million and $67.7 million, respectively, in securities commissions and fees (net of intercompany eliminations) and investment banking and advisory fees.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2015 and 2014, we generated $463.2 million and $340.7 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $121.1 million and $122.9 million in net insurance premiums earned during the nine months ended September 30, 2015 and 2014, respectively.

In the aggregate, we generated $950.7 million and $585.5 million in noninterest income during the nine months ended September 30, 2015 and 2014, respectively. Excluding the preliminary bargain purchase gain of $81.3 million related to the SWS Merger, our noninterest income during the nine months ended September 30, 2015 was $869.4 million. We are presenting this financial measure because certain investors may use it to evaluate our business and financial results. This year-over-year increase in noninterest income other than preliminary bargain purchase gain is predominantly attributable to increases in noninterest income in our broker-dealer segment due to the inclusion of the operations acquired in the SWS Merger and our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended September 30, 2015  was $46.9 million, or $0.47 per diluted share, compared with net income applicable to common stockholders of $23.4 million, or $0.26 per diluted share, during the three months ended September 30, 2014.  Net income applicable to common stockholders during the nine months ended September 30, 2015 was $188.4 million, or $1.88 per diluted share, compared with net income applicable to common stockholders of $74.2 million, or $0.82 per diluted share, during the nine months ended September 30, 2014.  The consolidated operating results during the nine months ended September 30, 2015 include the recognition of a preliminary bargain purchase gain related to the SWS Merger of $81.3 million. Included in the preliminary bargain purchase gain is a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual limitation on their usage because of the ownership change. In addition, the preliminary bargain purchase gain reflects our acquisition date fair value allocation to identifiable intangible assets of $7.5 million.

As a result of the SWS Merger, the operations, assets and liabilities acquired in the SWS Merger have been included in our balance sheet and operating results since January 1, 2015. We expect the operations acquired in the SWS Merger to continue to have a significant effect on our broker-dealer segment. In addition, transaction costs primarily related to the execution and closing of the transaction, and integration-related costs associated with employee expenses (such as severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease), have been incurred as a result of the plan to restructure and integrate the operations and systems of SWS and the former SWS FSB. During the nine months ended September 30, 2015, we incurred $4.3 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration-related costs associated with employee, professional fee and contractual expenses during this same period were $7.3 million, $3.2 million, and $2.4 million, respectively. During the nine months ended September 30, 2014, we incurred $0.7 million in pre-tax transaction costs related to the SWS Merger. On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Over the next few months, the system integration will be completed and result in a combined firm under the Hilltop Securities name. Accordingly, we expect cost savings to commence in 2016 following the combination of FSC and Hilltop Securities; however, we expect to continue to incur additional integration costs in 2016, which we expect to offset, in part, such cost savings.

Certain items included in net income for 2014 and 2015 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, and the SWS Merger. Income before taxes during the three months ended September 30, 2015 includes net accretion of $1.4 million, $25.7 million and $8.2 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively (collectively, the “Bank Transactions”), offset by amortization of identifiable intangibles of $2.2 million, $0.2 million and $0.3 million, respectively. During the three months ended September 30, 2014, income before taxes includes net accretion of $3.9 million and $11.9 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $2.3 million and $0.3 million, respectively. Income before taxes during the nine months ended September 30, 2015 includes net accretion of $11.4 million, $47.3 million and $15.6 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, offset by amortization of identifiable intangibles of $6.5 million, $0.7 million and $0.8 million, respectively. During the nine months ended September 30, 2014, income before taxes includes net accretion of $30.8 million and $31.8 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $7.0 million and $0.8 million, respectively.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended
	2015	2014	2015	2014	December 31, 2014
Performance Ratios:
Return on average stockholder's equity	10.97%	6.51%	14.95%	7.37%	8.01%
Return on average assets	1.49%	1.03%	2.04%	1.14%	1.26%
Net interest margin (taxable equivalent) (1)	4.20%	4.38%	3.84%	4.72%	4.74%

(1)	Taxable equivalent net interest income divided by average interest-earning assets.
(2)

During the three and nine months ended September 30, 2015, taxable equivalent net interest margin was 99 basis points and 83 basis points, respectively, lower due to the impact related to the securities financing operations within our Broker-Dealer segment. The effect on taxable equivalent net interest margin was nominal during the three and nine months ended September 30, 2014.

During the three months ended September 30, 2015, the consolidated taxable equivalent net interest margin of 4.20% was 137 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $2.2 million, $25.7 million and $8.1 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.7 million. The consolidated taxable equivalent net interest margin during the three months ended September 30, 2014 of 4.38% was 87 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $4.6 million and $11.0 million associated with PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $0.9 million, and FNB Transaction-related amortization of premium on acquired time deposits of $0.9 million.

During the nine months ended September 30, 2015, the consolidated taxable equivalent net interest margin of 3.84% was 106 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $14.3 million, $47.3 million and $15.0 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $2.6 million. The consolidated taxable equivalent net interest margin during the nine months ended September 30, 2014 of 4.72% was  108  basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $33.2 million and $26.3 million associated with PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $2.8 million, and FNB Transaction-related amortization of premium on acquired time deposits of $5.5 million.

The FNB Transaction-related accretion of discount on loans of $47.3 million and $26.3 million during the nine months ended September 30, 2015 and 2014, respectively, included accretion of approximately $28 million and $18 million, respectively, due to better-than-expected resolution of covered purchased credit impaired (“PCI”)  loans during the respective periods. This better-than-expected performance and resulting increases in yields calculated as a part of the Bank’s quarterly recast process led to the reclassification of $61.3 million and $82.6 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2015			2014
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$6,636,328	$111,315	6.64%	$5,641,750	$80,719	5.65%
Investment securities - taxable	1,110,813	6,243	2.24%	1,161,583	7,688	2.63%
Investment securities - non-taxable (2)	253,170	2,439	3.85%	185,394	1,731	3.74%
Federal funds sold and securities purchased under agreements to resell	122,826	20	0.07%	14,459	10	0.29%
Interest-bearing deposits in other financial institutions	442,689	237	0.21%	566,195	303	0.21%
Other	2,381,905	11,047	1.82%	258,325	3,347	5.13%
Interest-earning assets, gross	10,947,731	131,301	4.74%	7,827,706	93,798	4.74%
Allowance for loan losses	(43,446)			(40,934)
Interest-earning assets, net	10,904,285			7,786,772
Noninterest-earning assets	1,706,720			1,290,543
Total assets	$12,611,005			$9,077,315

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,709,244	$3,719	0.31%	$4,265,012	$4,117	0.38%
Notes payable and other borrowings	3,385,804	11,615	1.36%	1,168,461	3,340	1.12%
Total interest-bearing liabilities	8,095,048	15,334	0.75%	5,433,473	7,457	0.54%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,177,319			1,891,576
Other liabilities	641,456			338,825
Total liabilities	10,913,823			7,663,874
Stockholders’ equity	1,696,396			1,412,913
Noncontrolling interest	786			528
Total liabilities and stockholders' equity	$12,611,005			$9,077,315

Net interest income (2)		$115,967			$86,341
Net interest spread (2)			3.99%			4.20%
Net interest margin (2)			4.20%			4.38%

	Nine Months Ended September 30,
	2015			2014
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$6,519,422	$295,670	6.01%	$5,414,602	$252,667	6.18%
Investment securities - taxable	1,120,185	19,484	2.32%	1,142,843	22,894	2.67%
Investment securities - non-taxable (2)	250,580	7,258	3.86%	184,697	5,374	4.53%
Federal funds sold and securities purchased under agreements to resell	95,557	52	0.07%	20,324	43	0.29%
Interest-bearing deposits in other financial institutions	630,205	1,139	0.24%	701,455	1,215	0.23%
Other	2,220,400	32,550	1.94%	221,928	9,055	5.44%
Interest-earning assets, gross	10,836,349	356,153	4.36%	7,685,849	291,248	5.04%
Allowance for loan losses	(42,226)			(38,916)
Interest-earning assets, net	10,794,123			7,646,933
Noninterest-earning assets	1,750,987			1,320,764
Total assets	$12,545,110			$8,967,697

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,853,600	$11,934	0.33%	$4,576,633	$10,972	0.32%
Notes payable and other borrowings	3,171,511	32,672	1.37%	934,740	8,854	1.25%
Total interest-bearing liabilities	8,025,111	44,606	0.74%	5,511,373	19,826	0.48%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,166,607			1,792,014
Other liabilities	651,725			289,550
Total liabilities	10,843,443			7,592,937
Stockholders’ equity	1,701,032			1,374,274
Noncontrolling interest	635			486
Total liabilities and stockholders' equity	$12,545,110			$8,967,697

Net interest income (2)		$311,547			$271,422
Net interest spread (2)			3.62%			4.56%
Net interest margin (2)			3.84%			4.72%

(1)	Average balance includes non-accrual loans.
(2)

Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.8 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively, and $2.3 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively.

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

On a consolidated basis, net interest income increased $29.5 million and $39.6 million during the three and nine months ended September 30, 2015,  respectively, compared with the same periods in 2014. These increases  were primarily due to the favorable resolution of certain significant loan relationships during the three months ended September 30, 2015 that increased  yields earned on loans within our banking segment and the inclusion of the operations acquired in the SWS Merger,  partially offset by a reduction in recurring quarterly investment and interest income at corporate.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which relates to the banking segment, was $5.6 million and $4.0 million during the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $5.1 million and PCI loans of $0.5 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $2.6 million and PCI loans of $1.4 million during the three months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, the consolidated provision for loan losses, substantially all of which relates to the banking segment, was $8.4 million and $12.8 million, respectively. The provision for loan losses  during the nine months ended September 30, 2015 was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $9.3 million, partially offset by the recapture of charges on PCI loans of $0.9 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $7.9 million and PCI loans of $4.9 million during the nine months ended September 30, 2014.

Consolidated noninterest income increased $84.3 million and $365.2 million during the three and nine months ended September 30, 2015,  respectively, compared with the same periods in 2014. These year-over-year changes included the recognition of a preliminary bargain purchase gain related to the SWS Merger of $81.3 million during the nine months ended September 30, 2015. Other changes in noninterest income during the three and nine months ended September 30, 2015, compared with the same periods in 2014, included increases in securities commissions and fees (net of intercompany eliminations) and investment banking and advisory fees within our broker-dealer segment of $42.7 million and $137.8 million, respectively, and increases within our mortgage origination segment of $33.7 million and $122.5 million, respectively.

Consolidated noninterest expense during the three and nine months ended September 30, 2015 increased $78.8 million and  $282.7 million, respectively, compared with the same periods in 2014. These year-over-year increases during the three and nine months ended September 30, 2015, compared with the same periods in 2014, included significant increases in noninterest expenses within our broker-dealer segment of $58.9 million and $184.3 million, respectively, primarily due to the inclusion of the operations acquired as part of the SWS Merger. In addition, during the three and nine months ended September 30, 2015 we incurred pre-tax transaction and integration costs related to the SWS Merger of $2.8 million and $17.2 million, respectively. Changes between the three and nine months ended September 30, 2015 and the comparable periods in 2014 within the major components of noninterest expense included increases of $74.1 million and $226.1 million, respectively, in employees’ compensation and benefits and $5.7 million and $43.2 million, respectively, in other expenses primarily attributable to increases in our broker-dealer and mortgage origination segments.

Consolidated income tax expense during the  three months ended September 30, 2015 and 2014  was $25.3 million and $14.0 million, respectively, reflecting effective tax rates of 34.9% and 35.8%, respectively. During the  nine months ended September 30, 2015 and 2014, consolidated income tax expense was $58.9 million and $44.7 million, respectively, reflecting effective tax rates of 23.5% and 36.1%, respectively. The decrease in our effective tax rate during the nine months ended September 30, 2015 was primarily due to no income taxes being recorded during the quarter ended March 31, 2015 in connection with the preliminary bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

In addition, during the quarter ended March 31, 2015, we recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock. During the three months ended September 30, 2015, we also reversed a valuation allowance of $1.9 million previously established on a deferred tax asset for a capital loss carryforward. Therefore, the effective income tax rate during the nine months ended September 30, 2015 is not necessarily indicative of anticipated future effective tax rates.

Segment Results

Banking Segment

Income before income taxes in our banking segment during the three months ended September 30, 2015 and 2014  was $53.6 million and $24.6 million, respectively, while income before income taxes in our banking segment during the nine months ended September 30, 2015 and 2014  was $140.6 million and $98.0 million, respectively. The increases in income before income taxes during the three and nine months ended September 30, 2015, compared with the same periods in 2014, were primarily due to the favorable resolution of certain significant loan relationships during the three months ended September 30, 2015 that increased yields earned on loans.  The increase in income before income taxes during the nine months ended September 30, 2015, compared to the same period in 2014, was partially offset by pre-tax costs of $3.0 million directly attributable to the integration of the former SWS FSB.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended
	2015	2014	2015	2014	December 31, 2014
Performance Ratios:
Efficiency ratio (1)	50.56%	70.09%	54.63%	62.94%	61.17%
Return on average assets	1.64%	0.77%	1.45%	1.05%	1.20%
Net interest margin (taxable equivalent) (2)	5.79%	4.62%	5.13%	4.98%	5.00%

(1)	Noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended September 30, 2015, the banking segment’s taxable equivalent net interest margin of 5.79% was 210 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $2.2 million, $25.7 million and $8.1 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.7 million. The banking segment’s taxable equivalent net interest margin during the three months ended September 30, 2014 of 4.62%  was 102 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $4.6 million and $11.0 million associated with PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $0.9 million, and FNB Transaction-related amortization of premium on acquired time deposits of $0.9 million.

During the nine months ended September 30, 2015, the banking segment’s taxable equivalent net interest margin of 5.13% was 159 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $14.3 million, $47.3 million and $15.0 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $2.6 million. The banking segment’s taxable equivalent net interest margin during the nine months ended September 30, 2014 of 4.98% was 124 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $33.2 million and $26.3 million associated with PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $2.8 million, and FNB Transaction-related amortization of premium on acquired time deposits of $5.5 million.

The FNB Transaction-related accretion of discount on loans of $47.3 million and $26.3 million during the nine months ended September 30, 2015 and 2014, respectively, included accretion of approximately $28 million and $18 million, respectively, due to better-than-expected resolution of covered PCI loans during the respective periods. This better-than-expected performance and resulting increases in yields calculated as a part of the Bank’s quarterly recast process led to the reclassification of $61.3 million and $82.6 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2015			2014
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,800,658	$94,990	7.82%	$4,152,093	$66,998	6.36%
Subsidiary warehouse lines of credit	1,128,373	10,162	3.52%	1,090,561	10,089	3.62%
Investment securities - taxable	802,098	4,162	2.08%	930,658	4,552	1.96%
Investment securities - non-taxable (2)	140,150	1,293	3.69%	149,586	1,453	3.89%
Federal funds sold and securities purchased under agreements to resell	26,254	20	0.31%	14,459	11	0.29%
Interest-bearing deposits in other financial institutions	345,746	210	0.24%	395,292	250	0.25%
Other	57,220	446	3.12%	58,742	486	3.31%
Interest-earning assets, gross	7,300,499	111,283	6.02%	6,791,391	83,839	4.87%
Allowance for loan losses	(43,019)			(40,757)
Interest-earning assets, net	7,257,480			6,750,634
Noninterest-earning assets	1,111,559			1,236,336
Total assets	$8,369,039			$7,986,970

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,330,690	$4,116	0.38%	$4,220,977	$4,136	0.39%
Notes payable and other borrowings	613,884	613	0.39%	823,947	621	0.30%
Total interest-bearing liabilities (3)	4,944,574	4,729	0.38%	5,044,924	4,757	0.37%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,145,372			1,823,016
Other liabilities	31,875			45,484
Total liabilities	7,121,821			6,913,424
Stockholders’ equity	1,247,218			1,073,546
Total liabilities and stockholders’ equity	$8,369,039			$7,986,970

Net interest income (2)		$106,554			$79,082
Net interest spread (2)			5.64%			4.50%
Net interest margin (2)			5.79%			4.62%

	Nine Months Ended September 30,
	2015			2014
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,762,223	$249,617	6.94%	$4,204,613	$217,892	6.86%
Subsidiary warehouse lines of credit	1,050,123	28,113	3.53%	877,791	25,250	3.79%
Investment securities - taxable	802,639	12,943	2.15%	913,732	13,508	1.97%
Investment securities - non-taxable (2)	141,470	3,996	3.77%	151,880	4,434	4.58%
Federal funds sold and securities purchased under agreements to resell	24,142	52	0.29%	20,324	43	0.29%
Interest-bearing deposits in other financial institutions	526,162	1,054	0.27%	531,650	1,019	0.26%
Other	50,210	1,295	3.44%	43,675	1,298	3.96%
Interest-earning assets, gross	7,356,969	297,070	5.35%	6,743,665	263,444	5.19%
Allowance for loan losses	(41,867)			(38,752)
Interest-earning assets, net	7,315,102			6,704,913
Noninterest-earning assets	1,140,995			1,255,878
Total assets	$8,456,097			$7,960,791

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,456,485	$12,994	0.39%	$4,554,514	$11,034	0.32%
Notes payable and other borrowings	618,270	1,548	0.33%	592,459	1,340	0.30%
Total interest-bearing liabilities (3)	5,074,755	14,542	0.38%	5,146,973	12,374	0.32%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,123,655			1,743,458
Other liabilities	52,190			32,016
Total liabilities	7,250,600			6,922,447
Stockholders’ equity	1,205,497			1,038,344
Total liabilities and stockholders’ equity	$8,456,097			$7,960,791

Net interest income (2)		$282,528			$251,070
Net interest spread (2)			4.97%			4.87%
Net interest margin (2)			5.13%			4.98%

(1)	Average balance includes non-accrual loans.
(2)

Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.4 million and $0.5 million for the three months ended September 30, 2015 and 2014,  respectively, and $1.4 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively.

(3)

Excludes the allocation of interest expense on PlainsCapital debt of $0.4 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $1.1 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively.

The banking segment’s net interest margin shown above exceeds our consolidated net interest margin. Our consolidated net interest margin includes the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, particularly items related to securities financing operations, as well as the borrowing costs of Hilltop and PlainsCapital, both of which reduce our consolidated net interest margin. In addition, the banking segment’s interest-earning assets include lines of credit extended to other subsidiaries. Such yields and costs are eliminated from the consolidated financial statements.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 vs. 2014			2015 vs. 2014
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$10,393	$17,599	$27,992	$50,985	$(19,260)	$31,725
Subsidiary warehouse lines of credit	345	(272)	73	8,716	(5,853)	2,863
Investment securities - taxable	(634)	244	(390)	(2,920)	2,355	(565)
Investment securities - non-taxable (2)	(92)	(68)	(160)	(635)	197	(438)
Federal funds sold and securities purchased under agreements to resell	9	—	9	15	(6)	9
Interest-bearing deposits in other financial institutions	(31)	(9)	(40)	(19)	54	35
Other	(13)	(27)	(40)	345	(348)	(3)
Total interest income (2)	9,977	17,467	27,444	56,487	(22,861)	33,626

Interest expense
Deposits	$108	$(128)	$(20)	$(423)	$2,383	$1,960
Notes payable and other borrowings	(157)	149	(8)	103	105	208
Total interest expense	(49)	21	(28)	(320)	2,488	2,168

Net interest income (2)	$10,026	$17,446	$27,472	$56,807	$(25,349)	$31,458

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Taxable equivalent net interest income increased $27.5 million and $31.5 million during the three and nine months ended September 30, 2015,  respectively, compared with the same periods in 2014. Increases in the volume of interest-earning assets, primarily loans acquired in the SWS Merger and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $10.0 million and $56.5 million during the three and nine months ended September 30, 2015,  respectively, compared with the same periods in 2014. Changes in the yields earned on interest-earning assets increased taxable equivalent net interest income by $17.5 million during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to the favorable resolution of certain significant loan relationships during the three months ended September 30, 2015 that increased yields earned on loans. Changes in yields earned on interest-earning assets decreased taxable equivalent net interest income by $22.9 million during the nine months ended September 30, 2015,  compared with the same period in 2014, primarily due to the net effects of lower yields on the loan portfolio and subsidiary warehouse lines of credit, partially offset by the favorable change in yields on loans during the current quarter as previously discussed and increased yields on the investment portfolio. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $2.5 million during  the nine months ended September 30, 2015,  compared with the same period in 2014, primarily due to lower amortization of premiums on time deposits acquired in the FNB Transaction and SWS Merger.

The banking segment’s noninterest income was $13.9 million and $17.6 million during the three months ended September 30, 2015 and 2014, respectively, and $48.3 million and $50.3 million during the nine months ended September 30, 2015 and 2014, respectively. The decrease in noninterest income during the three months ended September 30, 2015, compared to the same period in 2014, was primarily due to year-over-year decreases in accretion on FDIC indemnification asset,  other real estate owned (“OREO”) income and service fees. The year-over-year changes during the nine months ended September 30, 2015 was primarily due to $4.4 million of realized gains on securities acquired in the SWS Merger and subsequently sold during the three months ended March 31, 2015, partially offset by the items during the third quarter of 2015 previously discussed.

The banking segment’s noninterest expenses were $60.5 million and $67.2 million during the three months ended September 30, 2015 and 2014, respectively, and $179.4 million and $188.2 million during the nine months ended September 30, 2015 and 2014, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. The decreases in noninterest expenses during the three and nine months ended September 30, 2015, compared to the same periods in 2014, were primarily due to reduced write downs on certain OREO assets acquired in the FNB Transaction and increased gains on the sale of certain OREO assets also acquired in the FNB Transaction. These changes were slightly offset by increases in compensation and benefits associated with the addition of employees of the former SWS FSB. Noninterest expenses during the nine months ended September 30, 2015 included the operations acquired in the SWS Merger and pre-tax integration-related costs directly attributable to the integration of the former SWS FSB of $3.0 million, respectively, related to employee, professional fees and contractual expenses.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment during the three months ended September 30, 2015 and 2014 was $1.5 million and $1.2 million, respectively, while losses before income taxes in our broker-dealer segment during the nine months ended September 30, 2015  was $3.9 million compared with income before taxes of $1.7 million during the same period in 2014. The year-over-year change during the nine months ended September 30, 2015 included pre-tax transaction and integration-related costs of $10.3 million directly attributable to the acquisition of SWS on January 1, 2015.  The broker-dealer segment incurred pre-tax integration-related costs of $2.1 million directly attributable to the acquisition of SWS during the three months ended September 30, 2015.  As shown in the table below, the operations acquired in the SWS Merger had a significant impact on each of the components of income (loss) before income taxes during the three and nine months ended September 30, 2015, compared with the same periods in 2014. The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Net interest income:
Securities lending	$3,006	$897	$2,109	$8,304	$2,474	$5,830
Other	5,295	2,372	2,923	16,016	6,603	9,413
Total net interest income	8,301	3,269	5,032	24,320	9,077	15,243
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	12,830	3,983	8,847	42,732	11,723	31,009
Retail	20,225	205	20,020	60,623	595	60,028
Clearing	5,680	2,626	3,054	17,601	8,284	9,317
Other	716	47	669	3,196	247	2,949
	39,451	6,861	32,590	124,152	20,849	103,303
Investment banking and advisory fees by business line:
Public finance	20,467	15,888	4,579	62,756	42,843	19,913
Capital markets	716	(78)	794	1,544	(17)	1,561
Retail	3,731	(1)	3,732	11,701	(2)	11,703
Structured finance	1,627	803	824	4,428	1,605	2,823
Clearing	12	11	1	36	34	2
Other	1,114	567	547	1,789	2,334	(545)
	27,667	17,190	10,477	82,254	46,797	35,457
Other	16,699	5,675	11,024	37,187	12,515	24,672
Total noninterest income	83,817	29,726	54,091	243,593	80,161	163,432
Noninterest expense:
Compensation and benefits expenses	64,099	19,764	44,335	192,761	53,512	139,249
Other	26,562	12,002	14,560	79,098	34,010	45,088
Total noninterest expense	90,661	31,766	58,895	271,859	87,522	184,337

Income (loss) before income taxes	$1,457	$1,229	$228	$(3,946)	$1,716	$(5,662)

(1)	Securities commissions and fees includes income of $0.4 million and $1.0 million during the three and nine months ended September 30, 2015, respectively, that is eliminated in consolidation.

The broker-dealer segment had net interest income of $8.3  million and $3.3 million during the three months ended September 30, 2015 and 2014, respectively, and net interest income of $24.3 million and $9.1 million during the nine months ended September 30, 2015 and 2014, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The year-over-year increases between the three and nine months ended September 30, 2015 and the comparable periods in 2014  were primarily due to the inclusion of the operations acquired in the SWS Merger.

Noninterest income was $83.8 million and $29.7 million during the three months ended September 30, 2015 and 2014, respectively,  and $243.6 million and $80.2 million during the nine months ended September 30, 2015 and 2014, respectively. The increases in noninterest income of $54.1 million and $163.4 million during the three and nine months ended September 30, 2015, compared with the same periods  in  2014, were primarily due to increases of $42.7 million and $131.4 million, respectively, associated with the inclusion of SWS’s operations, increased fees earned by FSC from increased volumes in its non-profit housing program and increased advisory fees by FSC on its public finance clients.

The broker-dealer segment participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells U.S. Agency to-be-announced (“TBA”) securities. Additionally, TBA purchase and sales agreements are entered into to assist small to mid-size mortgage loan originators in hedging the interest rate risk associated with their client-owned mortgages. The fair values of these derivative instruments increased $12.7 million and $5.3 million during the three months ended September 30, 2015 and 2014, respectively, and $30.5 million and $11.4 million during the nine months ended September 30, 2015 and 2014, respectively.  The Hilltop Broker-Dealers also hold trading securities to support sales, underwriting and other customer activities. The fair values of securities within this trading portfolio increased $4.6 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively, and $7.2 million and $1.1 million during the nine months ended September 30, 2015 and 2014, respectively. These changes in the fair value of derivative instruments and trading portfolio are included within other noninterest income.

Noninterest expenses, including provision for loan losses, were $90.7 million and $31.8 million during the three months ended September 30, 2015 and 2014, respectively, and $271.9 million and $87.5 million during the nine months ended September 30, 2015 and 2014, respectively. The increases in noninterest expenses, including provision for loan losses, of $58.9 million and $184.3 million during the three and nine months ended September 30, 2015, compared to the same periods in 2014, were primarily due to increases of $44.3 million and $139.2 million, respectively, in employees’ compensation and benefits costs, of which $37.0 million and $118.7 million, respectively, was associated with the operations acquired in the SWS Merger. Increases in compensation that varies with noninterest income accounted for $7.2 million and $18.8 million, respectively, of the noted increase in First Southwest’s compensation and benefits expenses. Increases in occupancy and equipment expenses accounted for the majority of the noninterest expenses incurred during each respective period. In addition, during the nine months ended September 30, 2015, the broker-dealer segment incurred pre-tax transaction costs of $0.8 million,  while pre-tax integration-related costs resulting from employee expenses, professional fees and contractual expenses directly attributable to the integration of SWS were $0.4 million, $1.6 million and $0.1 million, respectively, during the three months ended September 30, 2015, and $5.5 million, $2.4 million and $1.6 million, respectively, during the nine months ended September 30, 2015. On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Over the next few months, the system integration will be completed and result in a combined firm under the Hilltop Securities name. Accordingly, we expect cost savings to commence in 2016 following the combination of FSC and Hilltop Securities; however, we expect to continue to incur additional integration costs in 2016, which we expect to offset, in part, such cost savings.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation as a % of net revenue	69.6%	59.9%	71.9%	60.0%
FDIC insured program balances at PlainsCapital Bank (end of period)			$804,688	$295,256
Other FDIC insured program balances (end of period)			$1,457,188	$195,932
Customer margin balances (end of period)			$424,234	$204,728
Customer funds on deposit, including short credits (end of period)			$516,722	$251,627

Public finance:
Number of issues	693	333	2,065	1,055
Aggregate amount of offerings	$30,328,721	$22,374,986	$106,309,527	$63,646,683

Capital markets:
Total volumes	$19,391,338	$7,694,156	$55,674,648	$22,014,438
Net inventory (end of period)			$113,827	$45,375

Retail:
Retail employee representatives (end of period)			119	4
Independent registered representatives (end of period)			245	—

Structured finance:
Lock production/TBA volume	$1,175,951	$460,055	$2,881,454	$1,149,946

Clearing:
Total tickets	$664,051	$357,485	$1,728,023	$1,137,418
Correspondents (end of period)			204	76

Securities lending:
Interest-earning assets - stock borrowed (end of period)			$2,036,392	$210,590
Interest-bearing liabilities - stock loaned (end of period)			$1,929,588	$157,212

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment during the  three months ended September 30, 2015 and 2014  was $12.1 million and $11.1 million, respectively, and $43.3 million and $17.3 million during the nine months ended September 30, 2015 and 2014, respectively. The increases in income before income taxes during the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily due to increases in noninterest income partially offset by increases in compensation that varies with the volume of mortgage loan originations (“variable compensation”), and to a lesser extent, increases in other noninterest expenses. Net interest expense of $2.5 million and $3.2 million during the three months ended September 30, 2015 and 2014, respectively, and net interest expense of $7.8  million and $9.7 million during the nine months ended September 30, 2015 and 2014, respectively, resulted from interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage origination segment originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2015	Total	2014	Total	2015	Total	2014	Total
Mortgage Loan Originations - units	16,672		13,766		46,045		36,291

Mortgage Loan Originations - volume	$3,639,198		$2,946,198		$10,286,484		$7,651,082

Mortgage Loan Originations:
Conventional	$2,244,391	61.67%	$1,829,908	62.11%	$6,514,178	63.33%	$4,801,634	62.76%
Government	987,446	27.13%	788,897	26.78%	2,654,708	25.81%	2,159,383	28.22%
Jumbo	218,500	6.00%	245,749	8.34%	691,366	6.72%	601,474	7.86%
Other	188,861	5.20%	81,644	2.77%	426,232	4.14%	88,591	1.16%
	$3,639,198	100.00%	$2,946,198	100.00%	$10,286,484	100.00%	$7,651,082	100.00%

Home purchases	$2,945,626	80.94%	$2,408,752	81.76%	$7,547,464	73.37%	$6,273,557	82.00%
Refinancings	693,572	19.06%	537,446	18.24%	2,739,020	26.63%	1,377,525	18.00%
	$3,639,198	100.00%	$2,946,198	100.00%	$10,286,484	100.00%	$7,651,082	100.00%

Texas	$818,767	22.50%	$703,793	23.89%	$2,235,394	21.73%	$1,826,826	23.88%
California	474,545	13.04%	433,465	14.71%	1,526,958	14.84%	1,112,481	14.54%
Florida	190,301	5.23%	144,106	4.89%	494,371	4.81%	373,181	4.88%
Ohio	166,891	4.59%	119,117	4.04%	434,166	4.22%	303,224	3.96%
North Carolina	127,365	3.50%	100,447	3.41%	373,196	3.63%	316,109	4.13%
Washington	133,173	3.66%	85,757	2.91%	350,619	3.41%	214,264	2.80%
Maryland	121,966	3.35%	89,091	3.03%	346,077	3.36%	215,219	2.81%
Virginia	117,069	3.22%	89,212	3.03%	344,934	3.35%	233,629	3.05%
Arizona	108,409	2.98%	90,847	3.08%	322,921	3.14%	255,601	3.34%
Missouri	106,097	2.92%	81,883	2.78%	305,418	2.97%	219,091	2.86%
All other states	1,274,615	35.02%	1,008,480	34.23%	3,552,430	34.53%	2,581,457	33.75%
	$3,639,198	100.00%	$2,946,198	100.00%	$10,286,484	100.00%	$7,651,082	100.00%

Mortgage Loan Sales - volume	$3,699,047		$3,060,101		$10,240,166		$7,479,092

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. On October 3, 2015, lender compliance changes associated with TILA-RESPA Integrated Disclosures (“TRID”) became effective and significantly modify required disclosure documents and settlement procedures associated with home mortgage loans. Lender compliance with TRID could result in delays in loan closings or delays in mortgage processing, particularly in the early stages of implementation. Given the recent implementation of TRID by PrimeLending, the impacts of TRID on the mortgage loan origination process, volumes and associated costs beginning in the fourth quarter of 2015 are unknown.

Refinancing volume increased to $693.6 million and $2.7 billion during the three and nine months ended September 30, 2015, respectively (representing  19.1% and  26.6%, respectively, of total loan origination volume), from $537.4 million and $1.4  billion during the three and nine months ended September 30, 2014, respectively (representing 18.2% and 18.0%, respectively, of total loan origination volume). The increase in refinancing volume as a percent of total loan origination volume during the nine months ended September 30, 2015 was primarily the result of a decline in mortgage interest rates that began in the second quarter of 2014 and continued into the first quarter of 2015.  Refinancing volume as a percent of total loan origination volume increased at a lesser rate during the three months ended September 30, 2015 because the fluctuation in interest rates during the second and third quarters of 2015 was minimal when compared to changes between the second quarter of 2014 and the first quarter of 2015. Home purchases volume increased 22.3% to $2.9 billion from $2.4 billion during the three months ended September 30, 2015 compared to the same period in 2014, while home purchases volume increased 20.3%  to $7.5 billion from $6.3 billion during the nine months ended September 30, 2015 compared to the same period in 2014.

The mortgage origination segment’s total loan origination volume during the three and nine months ended September 30, 2015 increased 23.5% and 34.4%, respectively, compared to the same periods in 2014, while income before income taxes during the three and nine months ended September 30, 2015 increased 9.4% and 150.0%, respectively, compared to the same periods in 2014. Income before income taxes during the three months ended September 30, 2015, increased at a lesser rate than loan origination volume compared to the same period in 2014, primarily due to noninterest expense increasing by 26.5%, compared with an increase in noninterest income of 23.9%.  Income before taxes during the nine months ended September 30, 2015 increased at a greater rate than loan origination volume compared to the same period in 2014,  primarily due to noninterest income increasing by 34.9%,  compared with an increase in noninterest expense of 30.2%.

Noninterest income was $159.8 million and $129.0 million during the three months ended September 30, 2015 and 2014, respectively, and $463.3 million and $343.6 million during the nine months ended September 30, 2015 and 2014, respectively, and was comprised of the following (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Net gains from sale of loans	$139,703	$117,047	$22,656	$382,416	$267,336	$115,080
Mortgage loan origination fees	22,647	17,593	5,054	58,194	46,920	11,274
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	(4,845)	(8,571)	3,726	14,828	20,449	(5,621)
Mortgage servicing rights asset	(2,946)	(194)	(2,752)	(5,820)	723	(6,543)
Servicing fees	5,235	3,114	2,121	13,696	8,144	5,552
	$159,794	$128,989	$30,805	$463,314	$343,572	$119,742

Net gains on sale of loans increased 19.4% and 43.0%,  and mortgage origination fees increased 28.7% and 24.0% during the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. The increase in net gains on sale of loans during the three months ended September 30, 2015 was primarily a result of a  20.9% increase in total loan sales volume, partially offset by a decrease in average loan sales margin, compared with the same period in 2014. The increase in net gain on sale of loans during the nine months ended September 30, 2015 was primarily a result of a 36.9% increase in total loan sales volume, in addition to an increase in average loan sales margins compared with the same period in 2014. The increases in mortgage loan origination fees were primarily a result of 23.5% and 34.4% increases in total loan origination volume during the three and nine months ended September 30, 2015, respectively,  compared with the same periods in 2014. Also contributing to the increase in mortgage loan origination fees during the three months ended September 30, 2015 was an increase in average loan origination fees. A decrease in average loan origination fees during the nine months ended September 30, 2015, partially offset the impact of increased loan origination volume on mortgage loan origination fees, compared with the same period in 2014.

During the three and nine months ended September 30, 2015, noninterest income included  a $4.8 million decrease and  a $14.8 million increase, respectively, in net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. During the three and nine months ended September 30, 2014,  noninterest income included comparable changes of an $8.6 million decrease and a  $20.4 million increase, respectively. The decreases during the three months ended September 30, 2015 and 2014 were primarily a result of decreases in the volume of IRLCs and mortgage loans held during these periods, partially offset during the three months ended September 30, 2015, by increases in the average value of individual IRLCs and mortgage loans. The increases during the nine months ended September 30, 2015 and 2014 were primarily a result of increases in the volume of IRLCs and mortgage loans held during these periods,  in addition to increases in the average value of individual IRLCs and mortgage loans.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the year ended December 31, 2014, the mortgage origination segment retained servicing on approximately 31% of loans sold,  but decreased to approximately 25% and 20% during the three and nine months ended September 30, 2015. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related mortgage servicing rights (“MSR”) asset was valued at $48.6 million on $5.2 billion of serviced loan volume at September 30, 2015, compared with a value of $37.4 million on $3.8 billion of serviced loan volume at December 31, 2014. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. During the third quarter of 2014, the mortgage origination segment began using derivative financial instruments, including interest rate swaps, swaptions and forward commitments to sell mortgage-backed securities, as a means to mitigate market risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives resulted in net losses of $2.9 million and $5.8 million during the three and nine months ended September 30, 2015, respectively, while the change in the net value of the MSR asset resulted in a net loss of $0.2 million and a net gain of $0.7 million during the three and nine months ended September 30, 2014.

Noninterest expenses were $145.1 million and $114.7 million during the three months ended September 30, 2015 and 2014, respectively, and $412.2 million and $316.5 million during the nine months ended September 30, 2015 and 2014, respectively, and were comprised of the following (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Variable compensation	$64,582	$47,021	$17,561	$179,884	$122,094	$57,790
Segment operating costs	72,206	57,676	14,530	202,586	170,007	32,579
Unreimbursed closing costs	8,325	9,993	(1,668)	29,764	24,445	5,319
	$145,113	$114,690	$30,423	$412,234	$316,546	$95,688

Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented.  Variable compensation increased $17.6 million and $57.8 million during the three and nine months ended September 30, 2015, compared with the same periods in 2014, and comprised 64.2% and 61.9% of the total employees’ compensation and benefits expenses during the three months ended September 30, 2015 and 2014, respectively, and 64.0% and 58.2%  of total employees’ compensation and benefits expenses during the nine months ended September 30, 2015 and 2014, respectively. Variable compensation tends to fluctuate at greater rates than loan origination volumes because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved.

While total loan origination volumes increased 23.5% and 34.4% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, the mortgage origination segment’s operating costs increased 25.2% and 19.2%, respectively.  The largest increases in segment operating costs during the three and nine months ended September 30, 2015, compared to the same periods in 2014, were increases in salaries and benefits totaling $7.2 million and $13.5 million, respectively. Segment operating costs tend to fluctuate with, but at a  lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume. Segment operating costs during the three months ended September 30, 2015, increased at a greater rate than loan origination volume primarily as a result of the addition of headcount to support not only increasing loan origination volumes, but also technology initiatives, and regulatory and compliance needs.

The mortgage origination segment records unreimbursed closing costs as noninterest expense when it pays a customer’s closing costs. Unreimbursed closing costs are generally paid in return for the customer choosing to accept a higher interest rate on the customer’s mortgage loan, and as a result, unreimbursed closing costs typically increase as mortgage interest rates decrease and decrease as mortgage interest rates increase.

Between January 1, 2006, and September 30, 2015, the mortgage origination segment sold mortgage loans totaling $73.3 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2006, it does not anticipate experiencing significant losses in the future on loans originated prior to 2006 as a result of investor claims under these provisions of its sales contracts.

When an investor claim for indemnification of a loan sold is made, the mortgage origination segment evaluates the claim and determines if the claim can be satisfied through additional documentation or other deliverables. If the claim cannot be satisfied in that manner, the mortgage origination segment negotiates with the investor to reach a settlement of the claim. Settlements typically result in either the repurchase of a loan or reimbursement to the investor for losses incurred on the loan. Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2006 and September 30, 2015 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$239,334	0.33%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	241,101	0.33%	27,762	0.04%
	$480,435	0.66%	$27,762	0.04%

(1)	Losses incurred include refunded purchased servicing rights.

At September 30, 2015 and December 31, 2014, the mortgage origination segment’s indemnification liability reserve totaled $16.1 million and $17.6 million, respectively. The related provision for indemnification losses was $1.1 million and $0.9 million during the three months ended September 30, 2015 and 2014, respectively, and $3.1 million and $2.3 million during the nine months ended September 30, 2015 and 2014, respectively.

Insurance Segment

Income before income taxes in our insurance segment was $12.0 million and $8.2 million during the three months ended September 30, 2015 and 2014, respectively, and $8.6 million and $14.1 million during the nine months ended September 30, 2015 and 2014.  The insurance segment is subject to claims arising out of severe weather, the incidence and severity of which are inherently unpredictable. Generally, the insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

The insurance segment periodically reviews the pricing of its primary products in each state of operation utilizing a consulting actuarial firm to supplement normal review processes resulting in filings to increase rates as deemed necessary. The benefit of these rate actions are not fully realized until all customers renew their policies under the new rates, typically one year from the date of rate change implementation. Concurrently, business concentrations are reviewed and actions initiated, including cancellation of agents, non-renewal of policies and cessation of new business writing on certain products in problematic geographic areas. Rate actions have historically reduced the rate of premium growth for targeted areas when compared with the patterns exhibited in prior quarters and years and reduced the insurance segment’s exposure to volatile weather in these areas, but competition and customer response to rate increases has negatively impacted customer retention and new business. The insurance segment aims to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

The insurance segment’s operations resulted in combined ratios of 75.4% and 84.8% during the three months ended September 30, 2015 and 2014, respectively, and 97.6% and 93.4% during the nine months ended September 30, 2015 and 2014, respectively. The increase in the combined ratio during the nine months ended September 30, 2015, compared with the same period in 2014,  was primarily driven by the effects of net insurance premiums earned being relatively flat, an increase in frequency and severity of severe weather events in our geographic coverage area,  an increase in claims loss reserves associated with prior period adverse development related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years, and additional costs associated with sales, marketing and corporate organizational initiatives. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $43.5 million and $44.0 million during the three months ended September 30, 2015 and 2014, respectively, included net insurance premiums earned of $41.2 million and $41.8 million, respectively, while noninterest income of $128.2 million and $129.9 million during the nine months ended September 30, 2015 and 2014, respectively, included net insurance premiums earned of $121.1 million and $122.9 million, respectively. The decreases in net insurance premiums earned were primarily due to the effect of changes in direct insurance premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Direct Insurance Premiums Written:
Homeowners	$18,728	$19,644	$(916)	$57,341	$59,659	$(2,318)
Fire	12,865	13,329	(464)	40,776	42,289	(1,513)
Mobile Home	8,708	8,556	152	29,484	29,055	429
Commercial	933	965	(32)	2,833	3,126	(293)
Other	85	92	(7)	198	226	(28)
	$41,319	$42,586	$(1,267)	$130,632	$134,355	$(3,723)

The total direct insurance premiums written for our three largest insurance product lines decreased by $1.2 million and $3.4 million during the three and nine months ended September 30, 2015,  respectively, compared with the same periods in 2014, due to efforts to reduce concentrations both geographically and within specific product lines, agent management initiatives,  customer acceptance of rate increases and competitive pressure.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Net Insurance Premiums Earned:
Homeowners	$18,613	$19,219	$(606)	$53,149	$54,580	$(1,431)
Fire	12,830	13,097	(267)	37,795	38,689	(894)
Mobile Home	8,745	8,467	278	27,328	26,581	747
Commercial	927	950	(23)	2,626	2,860	(234)
Other	81	88	(7)	183	207	(24)
	$41,196	$41,821	$(625)	$121,081	$122,917	$(1,836)

Net insurance premiums earned during the three and nine months ended September 30, 2015 decreased compared to the same periods in 2014, primarily due to the decreases in net insurance premiums written during 2015. This reduction in net insurance premiums earned when compared with the patterns exhibited in prior quarters and years was consistent with the insurance segment’s previously discussed efforts to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

Noninterest expenses of $32.4 million and $36.6 million during the three months ended September 30, 2015 and 2014,  respectively, and $121.9 million and $118.4 million during the nine months ended September 30, 2015 and 2014,  respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended September 30, 2015 was $17.3 million, compared with $22.6 million during the same period in 2014, resulting in loss and LAE ratios of 42.1% and 54.1%, respectively. Loss and LAE during the nine months ended September 30, 2015 was $77.4 million, compared with $76.2 million during the same period in 2014, resulting in loss and LAE ratios of 64.0% and 62.0%, respectively. The decrease in the loss and LAE ratio during the three months ended September 30, 2015, compared to the same period in 2014, was primarily due to a lesser impact of non-catastrophic weather events in our geographic coverage area and changes in estimates of unreported losses from prior periods. The increase in the loss and LAE ratio during the nine months ended September 30, 2015, compared with the same period in 2014,  was primarily due to the effects of net insurance premiums earned being relatively flat, the increase in frequency and severity of severe weather events in our geographic coverage area and the increase in claims loss reserves associated with prior period adverse development related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Amortization of deferred policy acquisition costs	$9,869	$10,630	$(761)	$31,034	$31,229	$(195)
Other underwriting expenses	4,689	2,960	1,729	12,098	9,665	2,433
Total	14,558	13,590	968	43,132	40,894	2,238
Agency expenses	(835)	(753)	(82)	(2,395)	(2,257)	(138)
Total less agency expenses	$13,723	$12,837	$886	$40,737	$38,637	$2,100
Net insurance premiums earned	$41,196	$41,821	$(625)	$121,081	$122,917	$(1,836)
Expense ratio	33.3%	30.7%	2.6%	33.6%	31.4%	2.2%

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

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have cash resources available to make acquisitions. Investment and interest income earned was $0.1 million and $1.7 million during the three months ended September 30, 2015 and 2014, respectively, and $0.3 million and $5.1 million during the nine months ended September 30, 2015 and 2014, respectively. On October 2, 2014, Hilltop exercised its warrant to purchase 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share. The aggregate exercise price was paid by the automatic elimination of the $50.0 million aggregate principal amount note receivable from SWS. Consequently, recurring quarterly investment and interest income of $1.6 million were no longer recognized beginning in the fourth calendar quarter of 2014. Investment and interest income during the three and nine months ended September 30, 2015 primarily consisted of intercompany interest earned on a note receivable held with First Southwest.

On April 9, 2015, as previously discussed, Hilltop completed its offering of $150.0 million aggregate principal amount of Senior Notes and used the net proceeds of the offering to redeem all of its outstanding Series B Preferred Stock at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million. Consequently, recurring quarterly interest expense of $1.9 million will be incurred. Interest expense related to the Senior Notes was  $1.9 million and $3.6 million during the three and nine months ended September 30, 2015, respectively.

Noninterest income of $81.3 million during the nine months ended September 30, 2015 represents the recognition of a preliminary bargain purchase gain related to the SWS Merger of $81.3 million during the quarter ended March 31, 2015 which was previously allocated to the banking and broker-dealer segments. Included in the preliminary bargain purchase gain is a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual limitation on their usage because of the ownership change.

Noninterest expenses of $6.0 million and $5.0 million during the  three months ended September 30, 2015 and 2014, respectively, and $17.5 million and $9.8 million during the nine months ended September 30, 2015 and 2014, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs. During the three and nine months ended September 30, 2015, compared with the same periods in 2014, noninterest expenses included year-over-year increases in employees’ compensation and benefits costs of $0.7 million and $2.4 million, respectively, associated with increases in headcount and incentive compensation costs as well as transaction and integration-related costs directly attributable to the SWS Merger. During the nine months ended September 30, 2015, Hilltop incurred pre-tax transaction costs related to the SWS Merger of $3.5 million and pre-tax integration-related costs associated with professional fees of $0.4 million, compared with $0.7 million in pre-tax transaction costs related to the SWS Merger during the nine months ended September 30, 2014.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2015 as compared with December 31, 2014.

Securities Portfolio

At September 30, 2015, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2015	2014
Trading securities, at fair value
U.S. Treasury securities	$8,428	$—
U.S. government agencies:
Bonds	34,241	—
Residential mortgage-backed securities	24,883	5,126
Commercial mortgage-backed securities	20,765	19,932
Collateralized mortgage obligations	1,557	—
Corporate debt securities	69,787	4
States and political subdivisions	80,161	40,616
Unit investment trusts	34,979	—
Private-label securitized product	16,278	—
Other	1,339	39
	292,418	65,717
Securities available for sale, at fair value
U.S. Treasury securities	19,741	19,613
U.S. government agencies:
Bonds	355,239	516,241
Residential mortgage-backed securities	37,655	41,843
Commercial mortgage-backed securities	9,128	11,055
Collateralized mortgage obligations	59,406	87,124
Corporate debt securities	104,300	98,472
States and political subdivisions	122,492	136,785
Commercial mortgage-backed securities	621	640
Equity securities	17,550	13,762
	726,132	925,535
Securities held to maturity, at amortized cost
U.S. Treasury securities	50,220	25,008
U.S. government agencies:
Bonds	22,386	—
Residential mortgage-backed securities	24,529	—
Commercial mortgage-backed securities	12,860	29,782
Collateralized mortgage obligations	177,968	57,328
States and political subdivisions	17,353	6,091
	305,316	118,209
Total securities portfolio	$1,323,866	$1,109,461

We had net unrealized gains of $6.9 million and $0.8 million at September 30, 2015 and December 31, 2014 related to the available for sale investment portfolio, while net unrealized gains associated with the securities held to maturity portfolio were $2.7 million and $0.1 million at September 30, 2015 and December 31, 2014, respectively.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2015, the banking segment’s securities portfolio of $901.7 million was comprised of trading securities of $20.5 million, available for sale securities of $575.9 million and held to maturity securities of $305.3 million.

Broker-Dealer Segment

Our broker-dealer segment holds securities to support sales, underwriting and other customer activities. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the Hilltop Broker-Dealers classify their aggregate securities portfolio of $271.9 million at

September 30, 2015 as trading. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments.  Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $156.8 million at September 30, 2015.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At September 30, 2015, the insurance segment’s securities portfolio was comprised of $150.1 million in available for sale securities and $8.1 million of other investments included in other assets within the consolidated balance sheet.

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

	Loans, excluding	PCI	Total
September 30, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$2,107,893	$13,649	$2,121,542
Real estate	2,192,120	61,166	2,253,286
Construction and land development	571,475	5,389	576,864
Consumer	46,880	957	47,837
Non-covered loans, gross	4,918,368	81,161	4,999,529
Allowance for loan losses	(38,390)	(4,599)	(42,989)
Non-covered loans, net of allowance	$4,879,978	$76,562	$4,956,540

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$1,745,409	$13,442	$1,758,851
Real estate	1,670,684	24,151	1,694,835
Construction and land development	404,465	9,178	413,643
Consumer	51,009	2,138	53,147
Non-covered loans, gross	3,871,567	48,909	3,920,476
Allowance for loan losses	(31,722)	(5,319)	(37,041)
Non-covered loans, net of allowance	$3,839,845	$43,590	$3,883,435

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were  $5.6 billion and $4.7 billion at September 30, 2015 and December 31, 2014, respectively. The banking segment’s non-covered loan portfolio includes a $1.5 billion warehouse line of credit extended to PrimeLending, of which $1.2 billion was drawn at each of September 30, 2015 and December 31, 2014.  During July 2015, this warehouse line of credit was temporarily increased to a commitment of $1.8 billion and reverted to a commitment of $1.5 billion on October 1, 2015.  Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At September 30, 2015, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 30.5%, 14.6% and 11.5%, respectively, of the banking segment’s total non-covered loans at September 30, 2015. The banking segment’s non-covered loan concentrations were within regulatory guidelines at September 30, 2015.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are included within the commercial and industrial portfolio segment in the table above. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $606.0 million and $378.3 million at September 30, 2015 and December 31, 2014, respectively. This increase was primarily attributable to the inclusion of the operations acquired in the SWS Merger, partially offset by a decrease of $34.2 million in borrowings in margin accounts held by FSC customers and correspondents.

Mortgage Origination Segment

The loan portfolio of the mortgage origination segment consists of loans held for sale, primarily single-family residential mortgages funded through PrimeLending, and IRLCs with customers pursuant to which we agree to originate a mortgage loan on a future date at an agreed-upon interest rate. The components of the mortgage origination segment’s loans held for sale and IRLCs are as follows (in thousands).

	September 30,	December 31,
	2015	2014
Loans held for sale:
Unpaid principal balance	$1,249,521	$1,218,792
Fair value adjustment	56,133	53,360
	$1,305,654	$1,272,152
IRLCs:
Unpaid principal balance	$1,135,528	$621,216
Fair value adjustment	34,539	17,057
	$1,170,067	$638,273

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at September 30, 2015 and December 31, 2014 were $2.0 billion and $1.5 billion, respectively, while the related estimated fair values were ($12.9) million and ($11.1) million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”).  There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately 10 years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”). As of September 30, 2015, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”). As of September 30, 2015, the Bank had billed $123.7 million of covered net losses to the FDIC, of which 80%, or $98.9 million, were reimbursable under the loss-share agreements. As of September 30, 2015, the Bank had received aggregate reimbursements of $98.9 million from the FDIC.

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

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
September 30, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$5,419	$9,553	$14,972
Real estate	155,896	217,495	373,391
Construction and land development	10,084	23,970	34,054
Consumer	—	—	—
Covered loans, gross	171,399	251,018	422,417
Allowance for loan losses	(48)	(1,822)	(1,870)
Covered loans, net of allowance	$171,351	$249,196	$420,547

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$10,345	$20,435	$30,780
Real estate	183,886	368,964	552,850
Construction and land development	13,021	45,989	59,010
Consumer	—	—	—
Covered loans, gross	207,252	435,388	642,640
Allowance for loan losses	(77)	(4,534)	(4,611)
Covered loans, net of allowance	$207,175	$430,854	$638,029

At September 30, 2015, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 54.4% and 34.1%, respectively, of the banking segment’s total covered loans at September 30, 2015. The banking segment’s covered loan concentrations were within regulatory guidelines at September 30, 2015.

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

The allowance for loan losses is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at September 30, 2015, additional provisions for losses on existing loans may be necessary in the future. Within our non-covered portfolio, we recorded net charge-offs of $1.8 million and $1.6 million during the three months ended September 30, 2015 and 2014, respectively, and net charge-offs of $1.7 million and $3.9 million during the nine months ended September 30, 2015 and 2014, respectively. Our allowance for non-covered loan losses totaled $43.0 million and $37.0 million at September 30, 2015 and December 31, 2014, respectively. The ratio of the allowance for non-covered loan losses to total non-covered loans held for investment at September 30, 2015 and December 31, 2014 was 0.86% and 0.94%, respectively. Within our covered portfolio, we recorded net charge-offs of $0.4 million and $0.2 million during the three months ended September 30, 2015 and 2014, respectively, and $3.5 million and $0.5 million during the nine months ended September 30, 2015 and 2014, respectively. Our allowance for covered loan losses totaled $1.9 million and $4.6 million at September 30, 2015 and December 31, 2014, respectively. The ratio of the allowance for covered loan losses to total covered loans held for investment at September 30, 2015 and December 31, 2014 was 0.44% and 0.72%, respectively.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $5.6 million and $4.0 million during the three months ended September 30, 2015 and 2014, respectively, and $8.4 million and $12.8 million during the nine months ended September 30, 2015 and 2014, respectively.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-Covered Portfolio	2015	2014	2015	2014
Balance, beginning of period	$40,484	$36,431	$37,041	$33,241
Provisions charged to operations	4,280	4,186	7,659	9,657
Recoveries of non-covered loans previously charged off:
Commercial and industrial	927	457	2,972	1,811
Real estate	195	31	329	145
Construction and land development	—	18	—	181
Consumer	29	24	82	74
Total recoveries	1,151	530	3,383	2,211
Non-covered loans charged off:
Commercial and industrial	2,685	1,976	4,305	5,707
Real estate	212	28	581	100
Construction and land development	—	—	—	—
Consumer	29	116	208	275
Total charge-offs	2,926	2,120	5,094	6,082
Net recoveries (charge-offs)	(1,775)	(1,590)	(1,711)	(3,871)
Balance, end of period	$42,989	$39,027	$42,989	$39,027

	Three Months Ended September 30,		Nine Months Ended September 30,
Covered Portfolio	2015	2014	2015	2014
Balance, beginning of period	$934	$4,115	$4,611	$1,061
Provisions charged to (recapture from) operations	1,313	(153)	779	3,151
Recoveries of covered loans previously charged off:
Commercial and industrial	(14)	—	6	—
Real estate	2	—	101	—
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Total recoveries	(12)	—	107	—
Covered loans charged off:
Commercial and industrial	(38)	—	915	91
Real estate	403	169	2,702	213
Construction and land development	—	32	10	147
Consumer	—	—	—	—
Total charge-offs	365	201	3,627	451
Net charge-offs	(377)	(201)	(3,520)	(451)
Balance, end of period	$1,870	$3,761	$1,870	$3,761

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the table below (dollars in thousands).

	September 30, 2015		December 31, 2014
		% of		% of
		Gross		Gross
		Non‑Covered		Non‑Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$18,731	42.43%	$18,999	44.86%
Real estate (including construction and land development)	24,052	56.61%	17,581	53.78%
Consumer	206	0.96%	461	1.36%
Total	$42,989	100.00%	$37,041	100.00%

	September 30, 2015		December 31, 2014
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans
Commercial and industrial	$54	3.54%	$1,193	4.79%
Real estate (including construction and land development)	1,816	96.46%	3,418	95.21%
Consumer	—	—%	—	—%
Total	$1,870	100.00%	$4,611	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans since these loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio at September 30, 2015, we had six credit relationships totaling $10.9 million of potential problem loans, compared with three credit relationships totaling $1.8 million of non-covered potential problem loans at December 31, 2014. Within our covered loan portfolio at September 30, 2015, we had one credit relationship totaling $0.5 million of potential problem loans, compared with no credit relationships with potential problem loans at December 31, 2014.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	September 30,	December 31,
	2015	2014
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$22,302	$16,648
Real estate	7,087	4,707
Construction and land development	118	703
Consumer	14	—
	$29,521	$22,058

Non-covered non-performing loans as a percentage of total non-covered loans	0.46%	0.42%

Non-covered other real estate owned	$511	$808

Other repossessed assets	$—	$361

Non-covered non-performing assets	$30,032	$23,227

Non-covered non-performing assets as a percentage of total assets	0.24%	0.25%

Non-covered loans past due 90 days or more and still accruing	$37,435	$19,237

Troubled debt restructurings included in accruing non-covered loans	$3,664	$2,901

At September 30, 2015, total non-covered non-performing assets increased $6.8 million to $30.0 million, compared with $23.2 million at December 31, 2014. Non-covered non-performing loans totaled $29.5 million at September 30, 2015 and $22.1 million at December 31, 2014. At September 30, 2015, non-covered non-accrual loans included 21 commercial and industrial relationships with loans of $22.0 million secured by accounts receivable, inventory, equipment and life insurance, and a total of $0.3 million in lease financing receivables. Non-covered non-accrual loans at September 30, 2015 also included $7.1 million characterized as real estate loans, including four commercial real estate loan relationships of $4.6 million and loans secured by residential real estate of $2.5 million, $1.5 million of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million. At December 31, 2014, non-covered non-accrual loans included twelve commercial and industrial relationships with loans of $15.0 million secured by accounts receivable, inventory, equipment and life insurance, and a total of $1.6 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2014 also included $4.7 million characterized as real estate loans, including two commercial real estate loan relationships of $0.4 million and loans secured by residential real estate of $1.3 million, $3.0 million of which were classified as loans held for sale, as well as construction and land development loans of $0.7 million.

Non-covered OREO decreased $0.3 million to $0.5 million at September 30, 2015, compared with $0.8 million at December 31, 2014. Changes in non-covered OREO included the disposal of nine  properties totaling $6.5 million, eight of which were acquired in the SWS Merger. At September 30, 2015, non-covered OREO included commercial properties of $0.4 million. At December 31, 2014, non-covered OREO included commercial properties of $0.4 million and commercial real estate property consisting of parcels of unimproved land of $0.4 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $37.4 million and $19.2 million at September 30, 2015 and December 31, 2014, respectively, all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending.

At September 30, 2015, troubled debt restructurings (“TDRs”) on non-covered loans totaled  $9.8 million. These TDRs were comprised of $3.7 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $6.1 million reported in non-accrual loans. At December 31, 2014, TDRs on non-covered loans totaled $10.3 million, of which $2.9 million relate to non-covered loans that are considered to be performing and non-covered non-performing loans of $7.4 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	September 30,	December 31,
	2015	2014
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$71	$1,325
Real estate	1,938	31,869
Construction and land development	800	1,029
Consumer	—	—
	$2,809	$34,223

Covered non-performing loans as a percentage of total covered loans	0.66%	5.33%

Covered other real estate owned:
Real estate - residential	$15,916	$15,711
Real estate - commercial	35,165	40,889
Construction and land development - residential	12,010	21,719
Construction and land development - commercial	42,933	58,626
	$106,024	$136,945

Other repossessed assets	$—	$—

Covered non-performing assets	$108,833	$171,168

Covered non-performing assets as a percentage of total assets	0.88%	1.85%

Covered loans past due 90 days or more and still accruing	$2,094	$67

Troubled debt restructurings included in accruing covered loans	$518	$326

At September 30, 2015, covered non-performing assets decreased by $62.3 million to $108.8 million, compared with $171.2 million at December 31, 2014, due to decreases in covered non-accrual loans of $31.4 million and covered other real estate owned of $30.9 million. Covered non-performing loans totaled $2.8 million at September 30, 2015 and $34.2 million at December 31, 2014. At September 30, 2015, covered non-performing loans included four commercial and industrial relationships with loans of $0.1 million secured by accounts receivable and inventory, one commercial real estate loan relationship of $0.5 million, 14 residential real estate loan relationships of $1.4 million, as well as construction and land development loans of $0.8 million. At December 31, 2014, covered non-performing loans included two commercial and industrial relationships with loans of $1.2 million secured by accounts receivable and inventory, four commercial real estate loan relationships of $30.8 million, nine residential real estate loan relationships of $1.1 million, as well as construction and land development loans of $1.0 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $30.9 million to $106.0 million at September 30, 2015, compared with $136.9 million at December 31, 2014. The decrease was primarily due to the disposal of 207 properties totaling $61.1 million and fair value valuation decreases of $9.4 million, partially offset by the addition of 102 properties totaling $39.6 million.

Covered non-PCI loans past due 90 days or more and still accruing totaled $2.1 million at September 30, 2015 and included eight residential real estate loans, a commercial real estate loan, and a commercial construction and land development loan. Covered non-PCI loans past due 90 days or more and still accruing totaled $0.1 million at December 31, 2014 and included a secured commercial and industrial loan, a construction and land development loan, and a residential real estate loan.

At September 30, 2015, TDRs on covered loans totaled $1.2 million, of which  $0.5 million relate to covered loans that are considered to be performing and covered non-performing loans of $0.7  million included in non-accrual loans. At December 31, 2014, TDRs on covered loans totaled $0.7 million, of which $0.3 million relate to covered loans that are considered to be performing and covered non-performing loans of $0.4 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At September 30, 2015 and December 31, 2014,  our gross reserve for unpaid losses and LAE were $42.9 million and $29.7 million, respectively, including estimated recoveries from reinsurance of $14.3 million and $4.3 million, respectively. The increase in the gross reserve for unpaid losses and LAE was primarily due to increased reserves attributable to prior period adverse development associated with litigation emerging from a series of hail storms within the 2012 through 2014 accident years and significant losses experienced from severe weather events. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Overall, average deposits totaled $7.0 billion during the nine months ended September 30, 2015, an increase from average deposits of $6.4 billion during the nine months ended September 30, 2014 and $6.4 billion during the year ended December 31, 2014. The increase in average deposits during the nine months ended September 30, 2015, compared with the same period in 2014 and the year ended December 31, 2014, was primarily due to changes within our demand deposit and time deposit accounts. The increase in demand deposits between the noted periods primarily related to the inclusion of deposits assumed in the SWS Merger, while the decrease in time deposits between the noted periods was due to our strategic decision during the second quarter of 2014 to offer lower renewal rates on certain time deposits acquired in the FNB Transaction. For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the PlainsCapital Merger and the FNB Transaction.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Nine Months Ended September 30,				Year Ended
	2015		2014		December 31, 2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,166,607	0.00%	$1,792,014	0.00%	$1,862,277	0.00%
Interest-bearing demand deposits	3,015,738	0.14%	2,266,350	0.22%	2,249,527	0.22%
Savings deposits	306,419	0.15%	295,338	0.19%	304,774	0.19%
Time deposits	1,531,443	0.74%	2,014,945	0.46%	1,936,447	0.53%
	$7,020,207	0.23%	$6,368,647	0.23%	$6,353,025	0.25%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	September 30, 2015		December 31, 2014
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$910,490	0.53%	$762,696	0.32%
Notes payable	243,556	3.75%	56,684	4.27%
Junior subordinated debentures	67,012	3.56%	67,012	3.52%
	$1,221,058	1.28%	$886,392	0.88%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $147.8 million increase in short-term borrowings at September 30, 2015 compared with December 31, 2014 was primarily due to an increase of $177.0 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities, slightly offset by decreases in borrowings of $29.2 million in our banking segment as  a result of seasonality at downstream correspondents.  The increase in Hilltop Broker-Dealer borrowings was primarily due to the inclusion of the operations acquired in the SWS Merger. Notes payable at September 30, 2015 of $243.6 million was comprised of $148.2 million related to Senior Notes, net of loan origination fees, associated with our debt offering in April 2015, insurance segment term notes of $54.5 million and FHLB borrowings with an original maturity greater than one year held by the former SWS FSB within the banking segment of $40.9 million. For the 2015 period above, the average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have cash resources available to make acquisitions. At September 30, 2015, Hilltop had $41.1 million in freely available cash and cash equivalents, a decrease of $104.9 million from $146.0 million at December 31, 2014. This decrease in available cash was primarily due to the use of $78.2 million to settle the cash portion of the merger consideration associated with the SWS Merger and use of $19.3 million to satisfy federal tax obligations. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop may also receive dividends from its subsidiaries. The current short-term liquidity needs of Hilltop include operating expenses and interest on debt obligations.

Senior Notes due 2025

On April 9, 2015, we completed an offering of $150.0 million aggregate principal amount of our Senior Unregistered Notes in a private offering that was exempt from the registration requirements of the Securities Act. The Senior Unregistered Notes were offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside of the United States under Regulation S under the Securities Act. The Senior Unregistered Notes were issued pursuant to an indenture, dated as of April 9, 2015 (the “indenture”), by and between Hilltop and U.S. Bank National Association, as trustee. The net proceeds from the offering, after deducting estimated fees and expenses and the initial purchasers’ discounts, were approximately $148 million. We used the net proceeds of the offering to redeem all of our outstanding Series B Preferred Stock at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million and Hilltop is utilizing the remainder for general corporate purposes.

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

Stock Repurchase Program

During the second quarter of 2015, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase, in the aggregate, up to $30.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of September 30, 2015, we had repurchased an aggregate of $30.0 million of our outstanding common stock, and do not intend to make any future purchases of our common stock under this program. The extent to which we repurchased our shares and the timing of such repurchases depended upon market conditions and other corporate considerations, as determined by Hilltop’s management team. The purchases were funded from available cash balances. During the three and nine months ended September 30, 2015, we paid $13.0 million and $30.0 million, respectively, to repurchase and retire an aggregate of 1,390,977 shares of common stock at an average price of $21.56 per share. These retired shares were returned to our pool of authorized but unissued shares of common stock.

SWS

On January 1, 2015, we completed our acquisition of SWS in a stock and cash transaction, whereby SWS’s broker-dealer subsidiaries became subsidiaries of Securities Holdings and SWS’s banking subsidiary, SWS FSB, was merged into the Bank. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.1 million, consisting of 10.1 million shares of common stock, $78.2 million in cash and $70.3 million associated with our existing investment in SWS common stock. Additionally, due to appraisal rights proceedings filed in connection with the SWS Merger, the merger consideration is subject to change, and therefore, preliminary at this time. On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Over the next few months, the system integration will be completed and result in a combined firm under the Hilltop Securities name.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date.  There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family assets. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately 10 years following the Bank Closing Date if the FDIC’s initial estimate of losses on covered assets is greater than the actual realized losses. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

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

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above

$15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2015, under guidance issued by the Board of Governors of the Federal Reserve System.

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

At September 30, 2015, Hilltop exceeded all regulatory capital requirements in accordance with Basel III with a total capital to risk weighted assets ratio of 19.29%, Tier 1 capital to risk weighted assets ratio of 18.89%, common equity Tier 1 capital to risk weighted assets ratio of 18.36% and a Tier 1 capital to average assets, or leverage, ratio of 12.01%. The Bank’s consolidated actual capital amounts and ratios at September 30, 2015 resulted in it being considered “well-capitalized” under regulatory requirements in accordance with Basel III, and included a total capital to risk weighted assets ratio of 18.13%, Tier 1 capital to risk weighted assets ratio of 17.36%, common equity Tier 1 capital to risk weighted assets ratio of 17.36% and a Tier 1 capital to average assets, or leverage, ratio of 12.77%. We discuss regulatory capital requirements in more detail in Note 16 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Banking — BASEL III” set forth in Part I, Item I. of our 2014 Form 10-K.

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

We had deposits of $6.8 billion at September 30, 2015, an increase of $450.9 million from $6.4 billion at December 31, 2014.  This increase is primarily due to the inclusion of deposits assumed in the SWS Merger, offset by seasonal factors related to our customers’ requirements to satisfy prior year-end tax obligations. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At September 30, 2015, money market deposits, including brokered deposits, were $1.5 billion; time deposits, including brokered deposits, were $1.4 billion; and noninterest bearing demand deposits were $2.2 billion. Money market deposits, including brokered deposits, increased by $586.4 million from $0.9 million and time deposits, including brokered deposits, decreased $243.7 million from $1.7 billion at December 31, 2014.

The Bank’s 15 largest depositors, excluding Hilltop Securities, accounted for 10.75% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop Securities, accounted for 5.95% of the Bank’s total deposits at September 30, 2015. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits, and we believe alternative sources of funding are available to more than compensate for the loss of one or more of these customers.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance its assets and operations. At September 30, 2015, FSC had credit arrangements with four unaffiliated banks of up to $330.0 million and Hilltop Securities had credit arrangements with five unaffiliated banks of up to $525.0 million. During October 2015, Hilltop Securities entered into a new credit arrangement of $75.0 million with an additional unaffiliated bank. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At September 30, 2015, FSC and Hilltop Securities had borrowed $111.7 million and $105.0 million, respectively, under these credit arrangements. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $45.0 million. At September 30, 2015,  Hilltop Securities had outstanding borrowings of $15.0 million under this credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.5 billion maintained with the Bank. At September 30, 2015, PrimeLending had outstanding borrowings of $1.2 billion against the warehouse line of credit. During July 2015, this warehouse line of credit was temporarily increased to a commitment of $1.8 billion and reverted to a commitment of $1.5 billion on October 1, 2015. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million. At September 30, 2015, PrimeLending had no borrowings under the JPMorgan Chase line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $218.7 million, or 89.6%, equity investments of $17.5 million and other investments of $8.1 million comprised NLC’s $244.3 million in total cash and investments at September 30, 2015. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo Bank, N.A. and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.6 billion at September 30, 2015 and outstanding financial and performance standby letters of credit of $45.5 million at September 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2015 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2014 Form 10-K, except as discussed below.

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

	September 30, 2015
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,316,700	$636,715	$894,701	$120,244	$1,028,061	$5,996,421
Securities	309,084	192,425	149,707	56,536	250,563	958,315
Federal funds sold and securities purchased under agreements to resell	24,861	—	—	—	—	24,861
Other interest sensitive assets	267,733	—	—	—	—	267,733
Total interest sensitive assets	3,918,378	829,140	1,044,408	176,780	1,278,624	7,247,330

Interest sensitive liabilities:
Interest bearing checking	$2,541,850	$—	$—	$—	$—	$2,541,850
Savings	266,833	—	—	—	—	266,833
Time deposits	436,007	512,686	413,204	33,056	35,026	1,429,979
Notes payable and other borrowings	461,444	151,043	27,027	3,033	16,202	658,749
Total interest sensitive liabilities	3,706,134	663,729	440,231	36,089	51,228	4,897,411

Interest sensitivity gap	$212,244	$165,411	$604,177	$140,691	$1,227,396	$2,349,919

Cumulative interest sensitivity gap	$212,244	$377,655	$981,832	$1,122,523	$2,349,919

Percentage of cumulative gap to total interest sensitive assets	2.93%	5.21%	13.55%	15.49%	32.42%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at September 30, 2015 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$13,367	5.09%	$41,168	3.10%
+200	$2,124	0.81%	$25,399	1.91%
+100	$(7,512)	(2.86)%	$9,859	0.74%
-50	$1,579	0.60%	$(40,958)	(3.08)%

The projected changes in net interest income and economic value of equity to changes in interest rates at September 30, 2015 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

At September 30, 2015, on a consolidated basis, we had total deposits of $6.8 billion and other indebtedness of $1.1 billion, including $150.0 million in aggregate principal amount of Senior Notes. Our significant amount of indebtedness could have important consequences, such as:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2015, we issued an aggregate of 2,512 shares of common stock under the Hilltop Holdings 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our Board of Directors during the third quarter of 2015. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2015	—	$—	—	$13,046,284
August 1 – August 31, 2015	616,533	21.15	616,533	3,921
September 1 – September 30, 2015	—	—	—	3,921
Total	616,533	$21.15	616,533

_________

(1)

On May 18, 2015, we announced a stock repurchase program under which it authorized us to repurchase, in the aggregate, up to $30.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of September 30, 2015, we had repurchased an aggregate of $30.0 million of our outstanding common stock, and do not intend to make any future purchases of our common stock under this program.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: November 5, 2015	By:	/s/ Darren Parmenter
Darren Parmenter
Executive Vice President — Principal Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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