Form 10-K
period 2015-12-31
Hilltop Holdings Inc.
filed 2016-02-24
CIK 1265131

we will

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2015, was approximately $1.86 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 24, 2016 was 98,085,931.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2016 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

MARKET AND INDUSTRY DATA AND FORECASTS

Market and industry data and other statistical information and forecasts used throughout this Annual Report on Form 10-K (this “Annual Report”) are based on independent industry publications, government publications and reports by market research firms or other published independent sources. We have not sought or obtained the approval or endorsement of the use of this third party information. Some data also is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

Unless the context otherwise indicates, all references in this Annual Report to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as Southwest Securities, Inc.), references to “HTS Independent Network” refer to Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as SWS Financial Services, Inc.), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of Securities Holdings) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, LLC (a former wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole,  references to “NLIC” refer to National Lloyds Insurance Company (a wholly owned subsidiary of NLC) and references to “ASIC” refer to American Summit Insurance Company (a wholly owned subsidiary of NLC).

FORWARD-LOOKING STATEMENTS

This Annual Report and the documents incorporated by reference into this report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our efforts to make strategic acquisitions, the integration of the operations acquired in the SWS Merger (as defined below), our revenue, our liquidity and sources of funding, market trends, operations and business, expectations concerning mortgage loan origination volume, expected losses on covered loans and related reimbursements from the Federal Deposit Insurance Corporation (“FDIC”), expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, and the collectability of loans and litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

•risks associated with merger and acquisition integration, including our ability to promptly and effectively integrate our businesses with those acquired in the SWS Merger and achieve the anticipated synergies and cost savings in connection therewith, as well as the diversion of management time on acquisition- and integration-related issues;

•our ability to estimate loan losses;

•changes in the default rate of our loans;

•changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;

•risks associated with concentration in real estate related loans;

•severe catastrophic events in Texas and other areas of the southern United States;

•changes in the interest rate environment;

•cost and availability of capital;

•effectiveness of our data security controls in the face of cyber attacks;

•changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•approval of new, or changes in, accounting policies and practices;

•changes in key management;

•competition in our banking, broker-dealer, mortgage origination and insurance segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders, government agencies and insurance companies;

•our ability to obtain reimbursements for losses on acquired loans under loss-share agreements with the FDIC to the extent the FDIC determines that we did not adequately manage the debt loan portfolio;

•failure of our insurance segment reinsurers to pay obligations under reinsurance contracts; and

•our ability to use excess cash in an effective manner, including the execution of successful acquisitions.

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

PART I

Item 1. Business.

General

Hilltop Holdings Inc. is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), headquartered in Dallas, Texas that endeavors to build and maintain a strong, diversified Texas-based financial services holding company through both acquisitions and organic growth. Following our acquisition of PlainsCapital Corporation in November 2012 (the “PlainsCapital Merger”), our primary line of business has been to provide business and consumer banking services from offices located throughout Texas through the Bank. We also provide an array of financial products and services through our broker-dealer, mortgage origination and insurance segments. We intend to make acquisitions with available cash, excess liquidity and, if necessary or appropriate, from additional equity or debt financing sources.

We further expanded our operations through our assumption of substantially all of the liabilities and acquisition of substantially all of the assets of FNB, including former FNB branches, in an FDIC-assisted transaction on September 13, 2013 (the “FNB Transaction”) and our acquisition by merger of SWS for stock and cash consideration on January 1, 2015 (the “SWS Merger”). Through the SWS Merger, SWS’s broker-dealer subsidiaries, Southwest Securities, Inc. and SWS Financial Services, Inc., became subsidiaries of Securities Holdings, a wholly owned subsidiary of Hilltop, and SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank. On October 5, 2015, Southwest Securities, Inc. and SWS Financial Services, Inc. were renamed “Hilltop Securities Inc.” and “Hilltop Securities Independent Network Inc.”, respectively.

Effective January 1, 2015, in connection with the SWS Merger, we modified our organizational structure into three primary operating business units, PlainsCapital (banking and mortgage origination), Securities Holdings (broker-dealer) and NLC (insurance). The PlainsCapital unit continues to include the Bank and PrimeLending, while the new Securities Holdings unit includes our broker-dealer operations transferred from the PlainsCapital unit effective January 1, 2015, and two entities acquired in the SWS Merger, Hilltop Securities and HTS Independent Network.

On October 22, 2015, the Financial Industry Regulatory Authority (“FINRA”) granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Following this approval, we integrated the back-office systems of FSC and Hilltop Securities and, on January 22, 2016, merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. We use the term “Hilltop Broker-Dealers” to refer to FSC, Hilltop Securities and HTS Independent Network prior to such date and Hilltop Securities and HTS Independent Network after such date.

The following includes additional details regarding the financial products and services provided by each of our primary operating business units.

PlainsCapital.  PlainsCapital is a financial holding company headquartered in Dallas, Texas that provides, through its subsidiaries, traditional banking services, wealth and investment management and treasury management primarily in Texas  as well as residential mortgage lending throughout the United States.

Securities Holdings.  Securities Holdings is a holding company headquartered in Dallas, Texas that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States.

NLC.  NLC is a property and casualty insurance holding company headquartered in Waco, Texas that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

At December 31, 2015, on a consolidated basis, we had total assets of $11.9 billion, total deposits of $7.0 billion, total loans, including loans held for sale, of $7.1 billion and stockholders’ equity of $1.7 billion.

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

Organizational Structure

Our organizational structure is comprised of three primary operating business units: PlainsCapital (banking and mortgage origination); Securities Holdings (broker-dealer); and NLC (insurance). Within the PlainsCapital unit are two primary wholly owned operating subsidiaries: the Bank and PrimeLending. Effective as of the close of business on January 22, 2016, the Securities Holdings unit includes two primary wholly owned operating subsidiaries: Hilltop Securities and HTS Independent Network. The following provides additional details regarding our current organizational structure.

Geographic Dispersion of our Businesses

The Bank provides traditional banking and wealth, investment and treasury management services The Bank has a presence in every major market in Texas and conducts substantially all of its banking operations in Texas.

Our broker-dealer services are provided through Hilltop Securities and HTS Independent Network, which conduct business nationwide. Public finance financial advisory revenues represented 27%  of total segment revenues during 2015,  and 74% of such public finance financial advisory revenues were from entities located in Texas.  Additionally, the retail brokerage service operations acquired in the SWS Merger represented 28% of total broker-dealer services revenues during 2015,  and 91% of such retail brokerage revenues were generated through its locations in Texas, California and Oklahoma.

PrimeLending provides residential mortgage origination products and services from over 280 locations in 41 states. During 2015,  an aggregate of 62.8% of PrimeLending’s origination volume was concentrated in nine states. None of the other states in which PrimeLending operated during 2015 had origination volume of 3% or more.

The following table is a summary of the mortgage loan origination volume by state for the periods shown (dollars in thousands).

	Year Ended December 31,
		% of		% of		% of
	2015	Total	2014	Total	2013	Total
Texas	$2,967,740	22.2%	$2,453,705	23.7%	$2,660,810	22.6%
California	1,965,039	14.7%	1,552,372	15.0%	2,082,184	17.7%
Florida	644,090	4.8%	505,507	4.9%	456,643	3.9%
Ohio	555,106	4.2%	401,379	3.9%	383,518	3.3%
North Carolina	492,879	3.7%	423,164	4.1%	618,802	5.3%
Maryland	452,280	3.4%	298,577	2.9%	385,215	3.3%
Washington	451,277	3.4%	298,845	2.9%	360,100	3.1%
Virginia	442,924	3.3%	322,134	3.1%	466,531	4.0%
Arizona	415,215	3.1%	339,830	3.3%	392,006	3.3%
All other states	4,965,569	37.2%	3,768,335	36.2%	3,986,753	33.8%
	$13,352,119	100.0%	$10,363,848	100.0%	$11,792,562	100.0%

Our insurance products are distributed through a broad network of independent agents and a select number of managing general agents, referred to as MGAs. During 2015, total gross written premiums were concentrated in five states, with Texas insureds representing 70.5% of the aggregate. None of the other states in which we operated during 2015 had gross written premiums of 3% or more. The following table sets forth our total gross written premiums by state for the periods shown (dollars in thousands).

	Year Ended December 31,
		% of		% of		% of
	2015	Total	2014	Total	2013	Total
Texas	$125,264	70.5%	$126,273	69.3%	$125,696	69.1%
Arizona	17,117	9.6%	16,775	9.2%	15,904	8.7%
Oklahoma	11,660	6.6%	14,122	7.7%	16,494	9.1%
Tennessee	10,575	5.9%	10,903	6.0%	10,589	5.8%
Georgia	6,050	3.4%	7,031	3.9%	6,393	3.5%
All other states	7,072	4.0%	7,105	3.9%	6,892	3.8%
Total	$177,738	100.0%	$182,209	100.0%	$181,968	100.0%

Business Segments

Under accounting principles generally accepted in the United States (“GAAP”), our three business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. These segments reflect the manner in which operations are managed and the criteria used by our chief operating decision maker function to evaluate segment performance, develop strategy and allocate resources. Our chief operating decision maker function consists of the President and Chief Executive Officer of Hilltop and the Chief Executive Officer of PlainsCapital.

For more financial information about each of our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein. See also Note 30 in the notes to our consolidated financial statements included under Item 8, “Financial Statements and Supplementary Data.”

Banking

The banking segment includes the operations of the Bank and, since September 14, 2013 and January 1, 2015, the banking operations acquired in the FNB Transaction and SWS Merger, respectively. At December 31, 2015, our banking segment had $8.7 billion in assets and total deposits of $6.5 billion. The primary sources of our deposits are residents and businesses located in Texas.

Business Banking.  Our business banking customers primarily consist of agribusiness, energy, health care, institutions of higher education, real estate (including construction and land development) and wholesale/retail trade companies. We provide these customers with extensive banking services, such as Internet banking, business check cards and other add-

on services as determined on a customer-by-customer basis. Our treasury management services, which are designed to reduce the time, burden and expense of collecting, transferring, disbursing and reporting cash, are also available to our business customers. We offer these business customers lines of credit, equipment loans and leases, letters of credit, agricultural loans, commercial real estate loans and other loan products.

The banking segment’s loan portfolio includes “covered loans” acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC, while all other loans held by the Bank are referred to as “non-covered loans.” The tables below set forth a distribution of the banking segment’s non-covered and covered loans, classified by portfolio segment and segregated between those considered to be purchased credit impaired (“PCI”) loans and all other originated or acquired loans at December 31, 2015 (dollars in thousands). PCI loans showed evidence of credit deterioration that makes it probable that all contractually required principal and interest payments will not be collected. The commercial and industrial non-covered loans category includes a $1.5 billion warehouse line of credit extended to PrimeLending, of which $1.4 billion was drawn at December 31, 2015. Amounts advanced against the warehouse line of credit are included in the table below, but are eliminated from net loans on our consolidated balance sheets.

				% of Total
	Loans, excluding	PCI	Total	Non-Covered
Non-covered loans	PCI Loans	Loans	Loans	Loans
Commercial and industrial:
Secured	$2,804,596	$13,350	$2,817,946	47.0%
Unsecured	105,675	—	105,675	1.8%
Real estate:
Secured by commercial properties	1,532,385	41,128	1,573,513	26.3%
Secured by residential properties	730,115	11,647	741,762	12.4%
Construction and land development:
Residential construction loans	104,162	221	104,383	1.7%
Commercial construction loans and land development	596,044	4,929	600,973	10.0%
Consumer	44,893	779	45,672	0.8%
Total non-covered loans	$5,917,870	$72,054	$5,989,924	100.0%

				% of Total
	Loans, excluding	PCI	Total	Covered
Covered loans	PCI Loans	Loans	Loans	Loans
Commercial and industrial:
Secured	$1,294	$5,727	$7,021	1.8%
Unsecured	—	1,780	1,780	0.5%
Real estate:
Secured by commercial properties	29,057	96,928	125,985	33.1%
Secured by residential properties	118,445	96,618	215,063	56.6%
Construction and land development:
Residential construction loans	804	121	925	0.2%
Commercial construction loans and land development	8,720	20,800	29,520	7.8%
Consumer	—	—	—	—%
Total covered loans	$158,320	$221,974	$380,294	100.0%

Our lending policies seek to establish an asset portfolio that will provide a return on stockholders’ equity sufficient to maintain capital to assets ratios that meet or exceed established regulations. In support of that goal, we have designed our underwriting standards to determine:

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

The Bank offers term financing on commercial real estate properties that include retail, office, multi-family, industrial, warehouse and non-owner occupied single family residences. Commercial mortgage lending can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s on-going business operations or on income generated from the properties that are leased to third parties. Accordingly, we apply the measures described above for commercial and industrial loans to our commercial real estate lending, with increased emphasis on analysis of collateral values. As a general practice, the Bank requires its commercial mortgage loans to (i) be secured with first lien positions on the underlying property, (ii) maintain adequate equity margins, (iii) be serviced by businesses operated by an established management team and (iv) be guaranteed by the principals of the borrower. The Bank seeks lending opportunities where cash flow from the collateral provides adequate debt service coverage and/or the guarantor’s net worth is comprised of assets other than the project being financed.

The Bank also offers construction financing for (i) commercial, retail, office, industrial, warehouse and multi-family developments, (ii) residential developments and (iii) single family residential properties. Construction loans involve additional risks because loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. If the Bank is forced to foreclose on a project prior to completion, it may not be able to recover the entire unpaid portion of the loan. Additionally, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. The Bank generally requires that the subject property of a construction loan for commercial real estate be pre-leased, because cash flows from the completed project provide the most reliable source of repayment for the loan. Loans to finance these transactions are generally secured by first liens on the underlying real property. The Bank conducts periodic completion inspections, either directly or through an agent, prior to approval of periodic draws on these loans.

In addition to the real estate lending activities described above, a portion of the Bank’s real estate portfolio consists of single family residential mortgage loans typically collateralized by owner occupied properties located in its market areas. These residential mortgage loans are generally secured by a first lien on the underlying property and have maturities up to thirty years. At December 31, 2015, the Bank had $655.9 million in one-to-four family residential loans, which represented 13.1% of its total loans held for investment.

Personal Banking.  The Bank offers a broad range of personal banking products and services for individuals. Similar to its business banking operations, the Bank also provides its personal banking customers with a variety of add-on features such as check cards, safe deposit boxes, Internet banking, bill pay, overdraft privilege services, gift cards and access to automated teller machine (ATM) facilities throughout the United States. The Bank offers a variety of deposit accounts to its personal banking customers including savings, checking, interest-bearing checking, money market and certificates of deposit.

The Bank loans to individuals for personal, family and household purposes, including lines of credit, home improvement loans, home equity loans, and loans for purchasing and carrying securities. At December 31, 2015,  the Bank had $45.7 million of loans for these purposes, which are shown in the non-covered loans table above as “Consumer.”

Wealth and Investment Management.  The Bank’s private banking team personally assists high net worth individuals and their families with their banking needs, including depository, credit, asset management, and trust and estate services. The Bank offers trust and asset management services in order to assist these customers in managing, and ultimately transferring, their wealth.

The Bank’s wealth management services provide personal trust, investment management and employee benefit plan administration services, including estate planning, management and administration, investment portfolio management, employee benefit accounts and individual retirement accounts.

Broker-Dealer

Our broker-dealer segment’s operations are conducted through Hilltop Securities and HTS Independent Network. From the date of the SWS Merger until January 22, 2016, when we merged FSC into Hilltop Securities to form a combined firm operating under the “Hilltop Securities” name, our broker-dealer segment was operated through FSC, Hilltop Securities and HTS Independent Network as separate broker-dealers under coordinated leadership. At December 31, 2015,  the Hilltop Broker-Dealers employed approximately 980 people and maintained over 50 locations in 18 states.

Through December 31, 2014, the operations of First Southwest comprised our broker-dealer segment. FSC, a wholly owned subsidiary of First Southwest, was a diversified investment banking firm and a registered broker-dealer with the SEC and FINRA with a primary focus on providing public finance services. Since the SWS Merger, our broker-dealer segment operations have also included Hilltop Securities, a clearing broker-dealer subsidiary registered with the SEC and FINRA and a member of the NYSE, and HTS Independent Network, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA. Hilltop Securities and HTS Independent Network are both registered with the Commodity Futures Trading Commission (“CFTC”) as non-guaranteed introducing brokers and as members of the National Futures Association (“NFA”). At December 31, 2015, First Southwest had consolidated assets of $602.2 million and net capital of $68.6 million, which was  $65.2 million in excess of its minimum net capital requirement of $3.4 million. At December 31, 2015, Hilltop Securities had consolidated assets of $2.1 billion and net capital of $154.8 million, which was $147.0 million in excess of its minimum net capital requirement of $7.8 million.

Our broker-dealer segment has six primary lines of business: (i) public finance, (ii) capital markets, (iii) retail, (iv) structured finance, (v) clearing services, and (vi) securities lending.

Public Finance.  The public finance group assists public bodies nationwide, including cities, counties, school districts, utility districts, tax increment zones, special districts, state agencies and other governmental entities, in originating, syndicating and distributing securities of municipalities and political subdivisions. In addition, the group provides specialized advisory and investment banking services for airports, convention centers, healthcare institutions, institutions of higher education, housing, industrial development agencies, toll road authorities, and public power and utility providers.

Additionally, First Southwest Asset Management, LLC and Hilltop Securities are investment advisors registered under the Investment Advisers Act of 1940 and provide state and local governments with advice and assistance with respect to arbitrage rebate compliance, portfolio management and local government investment pool administration.

Capital Markets.  The capital markets group specializes in trading and underwriting U.S. government and government agency bonds, corporate bonds, municipal bonds, mortgage-backed, asset-backed and commercial mortgage-backed securities and structured products to support sales and other customer activities, and trades equities and option orders on an agency basis on behalf of its retail and institutional clients, including corporations, insurance companies, banks, mutual funds, money managers and other clients. In addition, the capital markets group provides asset and liability management advisory services to community banks.

Additionally, the equity trading department focuses on executing equity and option orders on an agency basis for clients, while the syndicate department, housed within its fixed income sales group, coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms and allocates and markets the sales of allotments to institutional clients and to other broker-dealers.

Retail.  The retail group acts as a securities broker for retail investors in the purchase and sale of securities, options, commodities and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee-registered representatives or independent contractor arrangements. Through our retail group, we extend margin credit on a secured basis to our retail customers in order to facilitate securities transactions. Through our insurance subsidiaries, we hold insurance licenses to facilitate the sale of insurance and annuity products by HTS Independent Network advisors to retail clients. We retain no underwriting risk related to these insurance and annuity products. In addition, through our investment management group, the retail group provides a number of advisory programs that offer advisors a wide array of products and services for their advisory businesses. In most cases, we charge commissions to our clients in accordance with an established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors. Some registered representatives also sell certain third party insurance products. Hilltop Securities is also a fully disclosed client of two of the largest futures commission merchants in the United States. At December 31, 2015,  we employed 115 registered representatives in 16 retail brokerage offices and had contracts with 234 independent retail representatives for the administration of their securities business.

Structured Finance.  The structured finance group provides structured asset and liability services and commodity hedging advisory services to facilitate balance sheet management primarily to public finance clients. In addition, the structured finance group participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells U.S. Agency to-be-announced (“TBA”) mortgage-backed securities.

Clearing Services.  The clearing services group offers fully disclosed clearing services to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At December 31, 2015,  we provided services to over 200  financial organizations, including correspondent firms, correspondent broker-dealers, registered investment advisors, discount and full-service brokerage firms, and institutional firms.

Securities Lending.  The securities lending group performs activities that include borrowing and lending securities for other broker-dealers, lending institutions, and internal clearing and retail operations. These activities involve borrowing securities to cover short sales and to complete transactions in which clients have failed to deliver securities by the required settlement date, and lending securities to other broker-dealers for similar purposes.

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending. Founded in 1986, PrimeLending is a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. At December 31, 2015, our mortgage origination segment operated from over 280 locations in 41 states, originating 22.2% of its mortgages from its Texas locations and 14.7% of its mortgages from locations in California. The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through a warehouse line of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. PrimeLending’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by changes in mortgage interest rates, and refinancing and market activity. PrimeLending may, from time to time, manage its mortgage servicing rights (“MSR”) asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. As mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

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

PrimeLending had a staff of approximately 2,800 as of December 31, 2015 that produced  $13.4 billion in closed mortgage loan volume in 2015, 74% of which related to home purchases volume. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, and Federal Housing Administration (“FHA”) and Veteran Affairs (“VA”) loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which it defines to be loans to borrowers having a Fair Isaac Corporation (FICO) score lower than 620 for conventional mortgages and VA loans or lower than 600 for FHA loans or loans that do not comply with applicable agency or investor-specific underwriting guidelines).

Insurance

The operations of NLC comprise our insurance segment. NLC specializes in providing fire and limited homeowners insurance for low value dwellings and manufactured homes primarily in Texas and other areas of the south, southeastern and southwestern United States through its subsidiaries, NLIC and ASIC. NLC’s product lines also include enhanced homeowners products offering higher coverage limits with distribution restricted to select agents. NLC targets underserved markets through a broad network of independent agents currently operating in 23 states and a select number of MGAs, which require underwriting expertise that many larger carriers have been unwilling to develop given the relatively small volume of premiums produced by local agents.

Ratings.  Many insurance buyers, agents and brokers use the ratings assigned by A.M. Best and other rating agencies to assist them in assessing the financial strength and overall quality of the companies from which they purchase insurance. The financial strength ratings for NLIC and ASIC of “A” (Excellent) were affirmed by A.M. Best in March 2015. An “A” rating is the third highest of 16 rating categories used by A.M. Best. This rating assignment is subject to the ability to meet A.M. Best’s expectations as to performance and capitalization on an ongoing basis, and is subject to revocation or revision at any time at the sole discretion of A.M. Best. NLC cannot ensure that NLIC and ASIC will maintain their present ratings.

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

Additionally, NLC further reduces its exposure to liability through an underlying excess of loss contract that provides aggregate coverage in excess of NLC’s per event retention and aggregate retention for sub-catastrophic events.

Competition

We face significant competition in the business segments in which we operate and the geographic markets we serve. Many of our competitors have substantially greater financial resources, lending limits and branch networks than we do, and offer a broader range of products and services.

Our banking segment primarily competes with national, regional and community banks within the various markets where the Bank operates. The Bank also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, finance companies, pension trusts, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions. The ability to attract and retain skilled lending professionals is critical to our banking business. Competition for deposits and in providing lending products and services to consumers and businesses in our market area is intense and pricing is important. Other factors encountered in competing for deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans is based on factors such as interest rates, loan origination fees and the range of services offered by the provider. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive loan and deposit products and other services.

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

Employees

At December 31, 2015, we employed approximately 5,300  people, substantially all of which are full-time. None of our employees are represented by any collective bargaining unit or a party to any collective bargaining agreement.

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

Corporate

Hilltop is a legal entity separate and distinct from PlainsCapital and its other subsidiaries. On November 30, 2012, concurrent with the consummation of the PlainsCapital Merger, Hilltop became a financial holding company registered under the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act (“Gramm-Leach-Bliley Act”). Accordingly, it is subject to supervision, regulation and examination by the Federal Reserve Board. The Dodd-Frank Act, Gramm-Leach-Bliley Act, the Bank Holding Company Act and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Capital Adequacy Requirements and BASEL III.  Hilltop and the Bank are subject to capital adequacy requirements under the recently adopted comprehensive capital framework for U.S. banking organizations known as “Basel III”. Basel III, which reformed the existing frameworks under which U.S. banking organizations historically operated, became effective January 1, 2015 but will not be fully phased-in until January 1, 2019. Basel III was developed by the Basel Committee on Banking Supervision and adopted by the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency.

The federal banking agencies’ risk-based capital and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The Dodd-Frank Act directed federal banking agencies to establish minimum leverage capital requirements and minimum risk-based capital requirements for insured depository institutions, depository institution holding companies, and nonbank financial companies supervised by the Federal Reserve Board. The Dodd-Frank Act required that these minimum capital requirements be not less than the “generally applicable leverage and risk-based capital requirements” applicable to insured depository institutions, in effect applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. However, it was left to the discretion of the agencies to set the leverage ratio requirement through the rulemaking process. Final rules published by the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Among other things, Basel III increased minimum capital requirements, introduced a new minimum leverage ratio and implemented a capital conservation buffer.

Under Basel III, total capital consists of two tiers of capital, Tier 1 and Tier 2. Tier 1 capital consists of common equity Tier 1 capital and additional Tier 1 capital. Below is a list of certain significant components that comprise the tiers of capital for Hilltop and the Bank under Basel III.

Common equity Tier 1 capital:

•

includes common stockholders’ equity (such as qualifying common stock and any related surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits and foreign currency translation adjustments, excluding changes in other comprehensive income (loss) and treasury stock);

•	includes certain minority interests in the equity capital accounts of consolidated subsidiaries; and
•	excludes goodwill and various intangible assets.

Additional Tier 1 capital:

•	includes certain qualifying minority interests not included in common equity Tier 1 capital;
•	includes certain preferred stock and related surplus;
•	includes certain subordinated debt; and
•	excludes 50% of the insurance underwriting deduction.

Tier 2 capital:

•	includes allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets;
•	includes minority interests not included in Tier 1 capital;
•	includes certain unrealized holding gains on equity securities; and
•	excludes 50% of the insurance underwriting deduction.

Hilltop and the Bank began transitioning to the Basel III final rules on January 1, 2015 when the minimum capital requirements, as set forth in the table below, became effective. However, the capital conservation buffer and certain deductions from common equity Tier 1 capital will be phased-in through 2019.

The following table summarizes the Basel III phase-in schedule beginning January 1, 2015.

Year (as of January 1)	2015	2016	2017	2018	2019
Minimum common equity Tier 1 capital ratio	4.5%	4.5%	4.5%	4.5%	4.5%
Common equity Tier 1 capital conservation buffer	N/A	0.625%	1.25%	1.875%	2.5%
Minimum common equity Tier 1 capital ratio plus capital conservation buffer	4.5%	5.125%	5.75%	6.375%	7.0%
Phase-in of most deductions from common equity Tier 1 (including 10 percent & 15 percent common equity Tier 1 threshold deduction items that are over the limits)	40.0%	60.0%	80.0%	100.0%	100.0%
Minimum Tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%	6.0%
Minimum Tier 1 capital ratio plus capital conservation buffer	N/A	6.625%	7.25%	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%	8.0%	8.0%	8.0%
Minimum total capital ratio plus conservation buffer	N/A	8.625%	9.25%	9.875%	10.5%

*N/A means not applicable.

At December 31, 2015, Hilltop exceeded all applicable regulatory capital requirements in accordance with Basel III with a total capital to risk-weighted assets ratio of 18.89%, Tier 1 capital to risk-weighted assets ratio of 18.48%, common equity Tier 1 capital to risk-weighted assets ratio of 17.87% and a Tier 1 capital to average assets, or leverage, ratio of 12.65%.

The Bank’s consolidated actual capital amounts and ratios at December 31, 2015 resulted in it being considered “well-capitalized” under applicable regulatory requirements in accordance with Basel III, and included a total capital to risk-weighted assets ratio of 16.99%, Tier 1 capital to risk-weighted assets ratio of 16.25%, common equity Tier 1 capital to risk-weighted assets ratio of 16.23%, and a Tier 1 capital to average assets, or leverage, ratio of 13.22%.

The final Basel III rules take important steps toward improving the quality and increasing the quantity of capital for all banking organizations as well as setting higher standards for large, internationally active banking organizations. The regulatory agencies believe that the new rules will result in capital requirements that better reflect banking organizations’ risk profiles, thereby improving the overall resilience of the banking system. The regulatory agencies carefully considered the potential impacts on all banking organizations, including community and regional banking organizations such as Hilltop and the Bank, and sought to minimize the potential burden of these changes where consistent with applicable law and the agencies’ goals of establishing a robust and comprehensive capital framework. Under the guidelines in effect as of December 31, 2015,  a risk weight factor of 0% to 1250% is assigned to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base.

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. As shown in the table above, phase-in of the capital conservation buffer requirements began on January 1, 2016.

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

The new rules also prohibit a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rules are fully phased-in in 2019, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds. We anticipate that our eligible retained income will be positive and our capital conservation buffer will be greater than 2.5 percent, and therefore, we will not be subject to limits on capital distributions or discretionary bonus payments during 2016.

Volcker Rule.  Provisions of the Volcker Rule and the final rules implementing the Volcker Rule restrict certain activities provided by the Company, including proprietary trading and sponsoring or investing in “covered funds,” which include many venture capital, private equity and hedge funds. For purposes of the Volcker Rule, purchases or sales of financial instruments such as securities, derivatives, contracts of sale of commodities for future delivery or options on the foregoing for the purpose of short-term gain are deemed to be proprietary trading (with financial instruments held for less than 60 days presumed to be for proprietary trading unless an alternative purpose can be demonstrated), unless certain exemptions apply. Exempted activities include, among others, the following: (i) underwriting; (ii) market making; (iii) risk mitigating hedging; (iv) trading in certain government securities; (v) employee compensation plans and (vi) transactions entered into on behalf of and for the account of clients as agent, broker, custodian, or in a trustee or fiduciary capacity. While management continues to assess compliance with the Volcker Rule, we have reviewed our processes and procedures in regard to proprietary trading and covered funds activities and we believe we are currently complying with the provisions of the Volcker Rule. However, it remains uncertain how the scope of applicable restrictions and exceptions will be interpreted and administered by the relevant regulators. Absent further regulatory guidance, we are required to make certain assumptions as to the degree to which our activities, processes and procedures in these areas comply with the requirements of the Volcker Rule. If these assumptions are not accurate or if our implementation of compliance processes and procedures is not consistent with regulatory expectations, we may be required to make certain changes to our business activities, processes or procedures, which could further increase our compliance and regulatory risks and costs.

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

Banking

The Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. The Bank, as a state member bank, is also subject to regulation and examination by the Federal Reserve Board. As a bank with less than $10 billion in assets, the Bank became subject to the regulations issued by the CFPB on July 21, 2011, although the Federal Reserve Board continued to examine the Bank for compliance with federal consumer protection laws. As of December 31, 2015, the Bank’s total assets were $8.7 billion. If the Bank’s total assets were to increase, either organically or through an acquisition, merger or combination, to over $10.0 billion (as measured on four consecutive quarterly call reports of the Bank and any institutions it acquires), the Bank would become subject to the CFPB’s supervisory and enforcement authority with respect to federal consumer financial laws beginning in the following quarter.

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

Branching. The establishment of a bank branch must be approved by the Texas Department of Banking and the Federal Reserve Board, which consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The regulators will also consider the applicant’s CRA record.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. The Bank was classified as “well capitalized” at December 31, 2015.

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

The FDIC is required to maintain a designated reserve ratio of the deposit insurance fund (“DIF”) to insured deposits in the United States. The Dodd-Frank Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. Pursuant to its authority in the Dodd-Frank Act, the FDIC on December 20, 2010, published a final rule establishing a higher long-term target DIF ratio of greater than 2%. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. The FDIC will notify the Bank concerning an assessment rate that we will be charged for the assessment period. As a result of the new regulations, we expect to incur higher annual deposit insurance assessments, which could have a significant adverse impact on our financial condition and results of operations. Accruals for DIF assessments were $4.0 million during 2015.

In October 2015, the FDIC published a proposal to increase the DIF to the statutorily required minimum level of 1.35% by imposing on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. If this proposal is finalized and the Bank reaches an asset size of more than $10 billion, the Bank would be subject to this proposed surcharge. Management is monitoring this proposed rule.

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

During the third quarter of 2015, the Bank received a “satisfactory” CRA rating in connection with its most recent CRA performance evaluation. A CRA rating of less than “satisfactory” adversely affects a bank’s ability to establish new branches and impairs a bank’s ability to commence new activities that are “financial in nature” or acquire companies engaged in these activities. See “Risk factors — We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.”

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

Federal Laws Applicable to Deposit Operations. The deposit operations of the Bank are subject to:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with subpoenas of financial records, among other requests;

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

Under the regulatory capital guidelines within the Basel III capital rules, the Bank must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 6.0%, a common equity Tier 1 capital to risk-weighted assets ratio of at least 4.5%, and a Tier 1 capital to average total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered “adequately capitalized.” See the discussion herein under “The FDIC Improvement Act.” At December 31, 2015, the Bank’s ratio of total risk-based capital to risk-weighted assets was 16.99%, the Bank’s ratio of Tier 1 capital to risk-weighted assets was 16.25%, the Bank’s common equity Tier 1 capital to risk-weighted assets ratio was 16.23%,  and the Bank’s ratio of Tier 1 capital to average total assets was 13.22%.

On January 1, 2015, the Bank began transitioning to the final rules that substantially amend the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms. For additional discussion of Basel III, see the section entitled “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and Basel III” earlier in this Item 1.

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

The FDIC Improvement Act. FDICIA made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.

FDICIA requires every bank with total assets in excess of $500 million to have an annual independent audit made of the bank’s financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with GAAP and comply with such other disclosure requirements as prescribed by the FDIC.

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. At December 31, 2015, the Bank was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system, of which the Bank is a member, consists of regional FHLBs governed and regulated by the Federal Housing Finance Board. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. The reserves are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. The FHLBs make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

Fixing America’s Surface Transportation Act (FAST Act). The FAST Act, signed by President Obama on December 4, 2015, provides for funding highways and infrastructure in the United States. Part of the funding for this law comes from a reduction of the dividends paid by the Federal Reserve to its stockholders with total consolidated assets of more than $10 billion, effective January 1, 2016. On that date, the annual dividend on paid-in capital stock for stockholders with total consolidated assets of more than $10 billion shall be the lesser of: (i) the rate equal to the high yield of the 10-year Treasury note auctioned at the last auction held prior to the payment of such dividend and (ii) 6 percent.

Anti-terrorism and Money Laundering Legislation. The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001, as amended (the “USA PATRIOT Act”), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures intended to comply with the foregoing rules.

Broker-Dealer

The Hilltop Broker-Dealers are broker-dealers registered with the SEC, FINRA, all 50 U.S. states and the District of Columbia. Hilltop Securities is also registered in Puerto Rico and the U.S. Virgin Islands. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board and national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing its members and the industry. Broker-dealers are also subject to the laws and rules of the states in which a broker-dealer conducts business. The Hilltop Broker-Dealers are members of, and are primarily subject to regulation, supervision and regular examination by, FINRA.

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

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2015, the Hilltop Broker-Dealers were in compliance with applicable net capital requirements.

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

Anti-Money Laundering. The Hilltop Broker-Dealers must also comply with the USA PATRIOT Act and other rules and regulations designed to fight international money laundering and to block terrorist access to the U.S. financial system. We are required to have systems and procedures to ensure compliance with such laws and regulations.

CFTC Oversight.  Hilltop Securities and HTS Independent Network are registered as introducing brokers with the CFTC and NFA. The CFTC also has net capital regulations (CFTC Rule 1.17) that must be satisfied. Our futures business is also regulated by the NFA, a registered futures association. FSC is registered with the CFTC as a commodity trading advisor. Violation of the rules of the CFTC, the NFA or the commodity exchanges could result in remedial actions including fines, registration restrictions or terminations, trading prohibitions or revocations of commodity exchange memberships.

Investment Advisory Activity.  First Southwest Asset Management, LLC, Hilltop Securities and HTS Independent Network are registered with, and subject to oversight and inspection by, the SEC as investment advisers under the Investment Advisers Act of 1940, as amended. The investment advisory business of our subsidiaries is subject to significant federal regulation, including with respect to wrap fee programs, the management of client accounts, the safeguarding of client assets, client fees and disclosures, transactions among affiliates and recordkeeping and reporting procedures. Legislation and changes in regulations promulgated by the SEC or changes in the interpretation or enforcement of existing laws and regulations often directly affect the method of operation and profitability of investment advisers. The SEC may conduct administrative and enforcement proceedings that can result in censure, fine, suspension, revocation or expulsion of the investment advisory business of our subsidiaries, our officers or employees.

Volcker Rule.  Provisions of the Volcker Rule and the final rules implementing the Volcker Rule also restrict certain activities provided by the Hilltop Broker-Dealers, including proprietary trading and sponsoring or investing in “covered funds.”

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

Risk Retention.  This final rule implements the requirements of the Dodd-Frank Act that at least one sponsor of each securitization retains at least 5% of the credit risk of the assets collateralizing asset-backed securities. Sponsors are prohibited from hedging or transferring this credit risk, and the rule applies in both public and private transactions. Securitizations backed by “qualified residential mortgages” or “servicing assets” are exempt from the rule, and the definition of “qualified residential mortgages” is subject to review of the joint regulators every five years. The rule became effective on December 24, 2015 with respect to asset-backed securities collateralized by residential mortgages and December 24, 2016 with respect to all other classes of asset-backed securities.

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

Texas also has adopted laws substantially similar to the NAIC’s risk based capital (“RBC”) laws, which require insurers to maintain minimum levels of capital based on their investments and operations. Domestic property and casualty insurers are required to report their RBC based on a formula that attempts to measure statutory capital and surplus needs based on the risks in the insurer’s mix of products and investment portfolio. The formula is designed to allow the Texas Department of Insurance to identify potential inadequately capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to its assets (including risks related to its investment portfolio and ceded reinsurance) and its liabilities (including underwriting risks related to the nature and experience of its insurance business). Among other requirements, an insurance company must maintain capital and surplus of at least 200% of the RBC computed by the NAIC’s RBC model (known as the “Authorized Control Level” of RBC). At December 31, 2015, NLIC and ASIC capital and surplus levels exceeded the minimum RBC requirements that would trigger regulatory attention. In their 2015 statutory financial statements, both NLIC and ASIC complied with the NAIC’s RBC reporting requirements.

The NAIC’s Insurance Regulatory Information System (“IRIS”) was developed to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies. IRIS identifies twelve industry ratios and specifies a range of “usual values” for each ratio. Departure from the usual values on four or more of these ratios can lead to inquiries from state insurance commissioners as to certain aspects of an insurer’s business. For 2015, all ratios for both NLIC and ASIC were within the usual values with two exceptions. Both companies fell below the indicated minimum investment yield range of 3%, with NLIC at 1.6% and ASIC at 1.4%, due to the concentration in cash at each company. We expect improvement in the yields at both companies as appropriate investment opportunities are identified.

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

Federal Office of Insurance.  The Dodd-Frank Act established within the Treasury Department a Federal Office of Insurance (“FIO”) and vested FIO with the authority to monitor all aspects of the insurance sector, monitor the extent to which traditionally underserved communities and consumers have access to affordable non-health insurance products, and to represent the United States on prudential aspects of international insurance matters. Management is monitoring the activities of the FIO for any possible federal regulation of the insurance industry.

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

The Terrorism Risk Insurance Program Reauthorization Act of 2015 further extended the Program through December 31, 2020 and set the reimbursement percentage at 85%, subject to a decrease of one percentage point per calendar year until it equals 80%, and the deductible at 20%. Although NLC is protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on its financial condition and results of operations. NLC’s deductible under the Program was $0.8 million for 2015 and is estimated to be $0.7 million in 2016. Potential future changes to the TRIA could also adversely affect NLC by causing its reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. NLC had no terrorism-related losses in 2015.

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

State dividend limitations.  The Texas Department of Insurance must approve any dividend declared or paid by an insurance company domiciled in the state if the dividend, together with all dividends declared or distributed by that insurance company during the preceding twelve months, exceeds the greater of (1) 10% of its policyholders’ surplus as of December 31 of the preceding year or (2) 100% of its net income for the preceding calendar year. The greater number is known as the insurer’s extraordinary dividend limit. At December 31, 2015, the extraordinary dividend limit for NLIC and ASIC was $12.2 million and $3.0 million, respectively. In addition, NLC’s insurance companies may only pay dividends out of their earned surplus.

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

NLC did not incur any levies in 2015,  2014 or 2013. Property and casualty insurance company insolvencies or failures may, however, result in additional guaranty fund assessments at some future date. At this time NLC is unable to determine the impact, if any, that these assessments may have on its financial condition or results of operations. NLC has established liabilities for guaranty fund assessments with respect to insurers that are currently subject to insolvency proceedings.

National Flood Insurance Program.  NLC’s insurance subsidiaries voluntarily participate as Write Your Own carriers in the National Flood Insurance Program (“NFIP”). The NFIP is administered and regulated by the Federal Emergency Management Agency (“FEMA”). NLIC and ASIC operate as a fiscal agent of the Federal government in the selling and administering of the Standard Flood Insurance Policy. This involves writing the policy, the collection of premiums and the paying of covered claims. All pricing is set by FEMA and all collections are made by NLIC and ASIC.

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

Risks Related to our Business

We may fail to realize all of the anticipated benefits of the SWS Merger.

Achieving the anticipated cost savings and financial benefits of the SWS Merger and any other acquisitions we may complete will depend, in part, on our ability to successfully integrate the operations of the acquired companies with our own in an efficient and effective manner. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees. In addition, the integration of certain operations will require the dedication of significant management resources, which may temporarily distract management’s attention from our day-to-day business. Any inability to realize the full extent, or any, of the anticipated cost savings and financial benefits of the SWS Merger or any other acquisitions we make, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which could adversely affect our financial condition and cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the acquisitions and contribute to a decrease in the price of our common stock.

If our allowance for loan losses is insufficient to cover actual loan losses, our banking segment earnings will be adversely affected.

As a lender, we are exposed to the risk that we could sustain losses because our borrowers may not repay their loans in accordance with the terms of their loans. We have historically accounted for this risk by maintaining an allowance for loan losses in an amount intended to cover Bank management’s estimate of losses inherent in the loan portfolio. Under the acquisition method of accounting requirements, we were required to estimate the fair value of the loan portfolios acquired in each of the PlainsCapital Merger, the FNB Transaction and the SWS Merger, respectively (collectively, the “Bank Transactions”), as of the applicable acquisition date and write down the recorded value of such acquired portfolio to that estimate. For most loans, this process was accomplished by computing the net present value of estimated cash flows to be received from borrowers of these loans. The allowance for loan losses that had been maintained by PlainsCapital, FNB or SWS, as applicable, prior to their respective transactions, was eliminated in this accounting process. A new allowance for loan losses has been established for loans made by the Bank subsequent to consummation of the PlainsCapital Merger and for any decrease from that originally estimated as of the applicable acquisition date in the estimate of cash flows to be received from the loans acquired in the Bank Transactions.

The estimates of fair value as of the consummation of the Bank Transactions were based on economic conditions at such time and on Bank management’s projections concerning both future economic conditions and the ability of the borrowers to continue to repay their loans. If management’s assumptions and projections prove to be incorrect, however, the estimate of fair value may be higher than the actual fair value and we may suffer losses in excess of those estimated. Further, the allowance for loan losses established for new loans or for revised estimates may prove to be inadequate to cover actual losses, especially if economic conditions worsen.

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

At December 31, 2015,  42% of the loan portfolio of our banking segment was comprised of loans with real estate as the primary component of collateral. The real estate collateral in each case provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values generally, and in Texas specifically, could impair the value of our collateral and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.

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

Although the United States has recently seen improvement in certain economic indicators, including improvement in the housing market, increasing consumer confidence, continued growth in private sector employment, and improved credit availability, these improvements are relatively recent and may not be sustainable. Several factors could pose risks to the financial services industry, including low oil prices, political gridlock in Washington, D.C., regulatory uncertainty, continued infrastructure deterioration, and international political unrest. In addition, the current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to banking fees and practices. Each of these factors may adversely affect our fees and costs.

Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.

We conduct our banking operations primarily in Texas. At December 31, 2015,  substantially all of the real estate loans in our loan portfolio were secured by properties located in our four largest markets within Texas, with 35.6%, 27.6%, 13.4% and 11.2% secured by properties located in the Dallas/Fort Worth, Austin/San Antonio, Rio Grande Valley/South Texas and Houston/Coastal Bend  markets, respectively. Significantly all of these loans are made to borrowers who live and conduct business in Texas. Accordingly, economic conditions in Texas have a significant impact on the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, our ability to sell the collateral upon any foreclosure, and the stability of the Bank’s deposit funding sources. Further, recent declines in crude oil prices may have a more profound effect on the economy of energy-dominant states such as Texas. At December 31, 2015, energy loans, including those within the exploration and production, oilfield services, pipeline construction, distribution and transportation sectors, comprised 3.6% of the Bank’s loan portfolio. The Bank also has loans extended to businesses that depend on the energy industry. If crude oil prices remain at low levels for an extended period, the Bank could experience weaker energy loan demand and increased losses within its energy and Texas-related loan portfolios.

In addition, mortgage origination fee income and insurance premium volume are both dependent to a significant degree on economic conditions in Texas and California. During 2015, 22.2% and 14.7% by dollar volume of our mortgage loans originated were collateralized by properties located in Texas and California, respectively. Further, Texas insureds accounted for 70.5% and 69.3% of our insurance segment’s gross premiums written in 2015 and 2014, respectively. Any regional or local economic downturn that affects Texas or, to a lesser extent, California, whether caused by recession, inflation, unemployment, changing oil prices or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated and could have a material adverse effect on our results of operations and financial condition.

We may suffer losses or be forced to make a “true-up” or reimbursement payment to the FDIC if our losses realized on the assets acquired in the FNB transaction are not covered by the loss-share agreements, the FDIC audits us and determines that we have not adequately managed these loans or we continue to experience favorable resolutions within our covered assets portfolio.

Under the terms of the loss-share agreements we entered into with the FDIC in connection with the FNB Transaction, the FDIC is obligated to reimburse us for the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”). There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. Our obligations under the loss-share agreements are extensive, and failure to comply with any obligations could result in a specific asset, or group of assets, losing loss-share coverage. Although the FDIC has agreed to reimburse us for the substantial portion of losses on covered loans, the FDIC has the right to refuse or delay payment for loan losses if we do not manage covered loans in accordance with the loss-share agreements and may audit our past practices and require us to return amounts reimbursed to us if we are found to have not managed the portfolio properly. In addition, reimbursable losses are based on the book value of the relevant assets as determined by the FDIC as of the effective dates of the transactions. The amount that we realize on these loans could differ materially from the carrying value that will be reflected in our consolidated financial statements, based upon the timing and amount of collections on the covered assets in future periods. In addition, certain losses projected to be incurred during the loss-share period may not be realized until after the expiration date of the applicable agreement and, consequently, would not be covered by the loss-share agreements. Any losses we experience in the assets acquired in the FNB Transaction that are not covered under the loss-share agreements could have an adverse effect on our results of operations and financial condition.

In addition, in accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement we entered into with the FDIC in connection with the FNB Transaction. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $5.5 million at December 31, 2015 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”) will be adjusted and therefore may not be realized. If the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses are lower than currently estimated, the Bank may be required to increase its “true-up” payment accrual and recognize negative accretion (amortization) on the FDIC Indemnification Asset. These changes will be partially offset by increased discount accretion on the covered loan portfolio. If such changes occur, our financial position and results of operations may be adversely affected.

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

Our insurance segment writes insurance primarily in the states of Texas, Oklahoma, Arizona, Tennessee, Georgia and Louisiana. In 2015, Texas accounted for 70.5%, Arizona accounted for 9.6%, Oklahoma accounted for 6.6%, Tennessee accounted for 5.9% and Georgia accounted for 3.4% of our gross premiums written. As a result, a single catastrophe, destructive weather pattern, wildfire, terrorist attack, regulatory development or other condition or general economic trend affecting these regions or significant portions of these regions could adversely affect our insurance segment’s financial condition and results of operations more significantly than other insurance companies that conduct business across a broader geographic area. Although our insurance segment purchases catastrophe reinsurance to limit its exposure to these types of catastrophes, in the event of one or more major catastrophes resulting in losses to it in excess of $125.0 million, our insurance segment’s losses would exceed the limits of its reinsurance coverage.

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

Our broker-dealer segment holds securities, principally fixed-income bonds, to support sales, underwriting and other customer activities. If interest rates increase, the value of debt securities held in the broker-dealer segment’s inventory would decrease. Rapid or significant changes in interest rates could adversely affect the segment’s bond sales, underwriting activities and broker-dealer businesses. Further, the profitability of our margin and stock lending businesses depends to a great extent on the difference between interest income earned on loans and investments of customer cash balances and the interest expense paid on customer cash balances and borrowings.

Our insurance segment invested over 83% of its invested assets in fixed maturity assets such as bonds and mortgage-backed securities at December 31, 2015. Because bond trading prices decrease as interest rates rise, a significant increase in interest rates could have a material adverse effect on our insurance segment’s financial condition and results of operations. On the other hand, decreases in interest rates could have an adverse effect on our insurance segment’s investment income and results of operations. For example, if interest rates decline, investment of new premiums received and funds reinvested will earn less. Additionally, mortgage-backed securities typically are prepaid more quickly when interest rates fall and the holder must reinvest the proceeds at lower interest rates. In periods of increasing interest rates, mortgage-backed securities typically are prepaid more slowly, which may require our insurance segment to receive interest payments that are below the then prevailing interest rates for longer time periods than expected. The volatility of our insurance segment’s claims may force it to liquidate securities, which may cause it to incur capital losses. If our insurance segment’s investment portfolio is not appropriately matched with its insurance liabilities, it may be forced to liquidate investments prior to maturity at a significant loss to cover these liabilities. In addition, if we experience market disruption and volatility, such as that experienced in 2009 and 2010, we may experience additional losses on our investments and reductions in our earnings. Investment losses could significantly decrease the asset base and statutory surplus of our insurance segment, thereby adversely affecting its ability to conduct business and potentially its A.M. Best financial strength rating.

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

We are a financial holding company engaged in the business of managing, controlling and operating our subsidiaries, including the Bank and its subsidiary, PrimeLending, NLC and its two insurance company subsidiaries, NLIC and ASIC, and our Securities Holdings subsidiaries. We conduct no material business or other activity other than activities incidental to holding stock in the Bank, NLC and the Securities Holdings subsidiaries. As a result, we rely substantially on the profitability of, and dividends from, these subsidiaries to pay our operating expenses and to pay interest on our debt obligations. Each of the Bank, NLC and the Securities Holdings subsidiaries is subject to significant regulatory restrictions limiting their ability to declare and pay dividends to us. Accordingly, if the Bank, NLC or the Securities Holdings subsidiaries are unable to make cash distributions to us, then we may be unable to satisfy our obligations or make interest payments on our debt obligations.

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

At December 31, 2015, on a consolidated basis, we had total deposits of $7.0 billion and other indebtedness of $1.3 billion, including $150.0 million in aggregate principal amount of Senior Notes. Our significant amount of indebtedness could have important consequences, such as:

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

•	increasing our vulnerability to a downturn in general economic conditions or a decrease in pricing of our products; and
•	limiting our ability to react to changing market conditions in our industry and in our customers’ industries.

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

If our cash flows and capital resources are insufficient to service our indebtedness, including the Senior Notes, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, including our obligations under the Senior Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity and/or negotiate with our lenders and other creditors to restructure the applicable debt in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. The indenture governing the Senior Notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

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

The indenture governing the Senior Notes contains, and any instruments governing future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	dispose of, or issue voting stock of, certain subsidiaries; or
•	incur or permit to exist any mortgage, pledge, encumbrance or lien or charge on the capital stock of certain subsidiaries.

Any of these restrictions could limit our ability to plan for, or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under the indenture governing the Senior Notes offered hereby. Upon a default, holders of the Senior Notes offered hereby would have the ability ultimately to force us into bankruptcy or liquidation, subject to the indenture governing the Senior Notes. In addition, a default under the indenture governing the Senior Notes could trigger a cross default under the agreements governing our existing and future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.

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

The U.S. Congress and federal regulatory agencies frequently revise banking and securities laws, regulations and policies. On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly alters the regulation of financial institutions and the financial services industry. The Dodd-Frank Act established the CFPB and requires the CFPB and other federal agencies to implement many provisions of the Dodd-Frank Act. We expect that several aspects of the Dodd-Frank Act may affect our business, including, without limitation, increased capital requirements, increased mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds, executive compensation restrictions, potential federal oversight of the insurance industry and disclosure and reporting requirements. At this time, it is difficult to predict the extent to which the Dodd-

Frank Act or the resulting rules and regulations will affect our business. Compliance with these new laws and regulations likely will result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity.

During the third quarter of 2015, the Bank received a “satisfactory” CRA rating in connection with its most recent CRA performance evaluation. A CRA rating of less than “satisfactory” adversely affects a bank’s ability to establish new branches and impairs a bank’s ability to commence new activities that are “financial in nature” or acquire companies engaged in these activities. Other regulatory exam ratings or findings also may adversely impact our ability to branch, commence new activities or make acquisitions.

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

In July 2013, the Federal Reserve Board approved a final rule that substantially amends the risk-based capital rules applicable to Hilltop and the Bank. The final rule implements the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective on a phase-in basis for Hilltop and the Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from previous rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios and results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. As of January 1, 2016, the new capital conservation buffer requirement is currently being phased in at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. The application of more stringent capital requirements for Hilltop and the Bank could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements.

In addition, the Federal Reserve Board adopted a final rule in February 2014 that clarifies how companies should incorporate the Basel III regulatory capital reforms into their capital and business projections during the 2014 and subsequent cycles of capital plan submissions and stress tests required under the Dodd-Frank Act. For companies and their subsidiary banks with between $10.0 billion and $50.0 billion in total consolidated assets, the initial stress testing cycle began on October 1, 2013 and the initial nine-quarter planning horizon for stress capital projections continued through the fourth quarter of 2015, which overlaps with the implementation of the Basel III capital reforms that began on January 1, 2015. At December 31, 2015, Hilltop and the Bank had $11.9 billion and $8.7 billion, respectively, in total consolidated assets and their average of total consolidated assets for the four most recent consecutive quarters was $12.3 billion and $8.5 billion, respectively. As a result of the SWS Merger, Hilltop has more than $10.0 billion in assets. Accordingly, Hilltop is currently subject to these capital planning and stress testing requirements, which will increase our cost of regulatory compliance. Compliance with these requirements may also necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. In addition, the Dodd-Frank Act Stress Testing program will require Hilltop to submit its initial annual company-run stress test to the Federal Reserve Board using our capital planning tools to regulators by July 31, 2017. Hilltop will be required to publicly disclose a summary of the results of these forward looking, company-run stress tests that assess the impact of hypothetical macroeconomic baseline, adverse and severely adverse economic scenarios provided by the Federal Reserve Board. The stress testing and capital planning processes may, among other things, require us to limit any dividend or other capital distributions we may make to stockholders or increase our capital levels, modify our business and growth strategies or decrease our exposure to various asset classes, any of which could have a material adverse effect on our financial condition or results of operations. Management continues to study the implementation of Basel III regulatory capital reforms and stress testing requirements.

In July 2013 the SEC also adopted various amendments to Rules 15c3-1 and 15c3-3 under the Exchange Act related to, among other things, securities lending, certain new deductions from net capital, proprietary accounts of broker-dealer customers, certain broker-dealer insolvency events and corresponding related amendments to books and records rules. The implementation of such requirements has increased and will likely continue to increase our cost of regulatory compliance.

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

Our broker-dealer business is subject to various risks associated with the securities industry.

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

As a result, the revenues and operating results of our broker-dealer segment may vary significantly from quarter to quarter and from year to year. Unfavorable financial or economic conditions could reduce the number and size of transactions in which we provide financial advisory, underwriting and other services. Disruptions in fixed income and equity markets could lead to a decline in the volume of transactions executed for customers and, therefore, to declines in revenues from commissions and clearing services. Our broker-dealer business is much smaller and has much less capital than many competitors in the securities industry. In addition, the Hilltop Broker-Dealers are operating subsidiaries of Hilltop, which means that their activities are limited to those that are permissible for subsidiaries of a financial holding company.

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

We offer a variety of services and products, such as individual retirement accounts and municipal bonds, which rely on favorable federal income tax treatment to be attractive to our customers. Should favorable tax treatment of these products be eliminated or reduced, sales of these products could be materially impacted, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We have expanded, and may continue to expand, our residential mortgage servicing operations within our mortgage origination segment. As a result of our mortgage servicing business, we have a portfolio of MSR assets. A MSR is the right to service a mortgage loan – collect principal, interest and escrow amounts – for a fee. We measure and carry all of our residential MSR assets using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

One of the principal risks associated with MSR assets is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. The mortgage origination segment uses derivative financial instruments, including interest rate swaps and swaptions, as a means to mitigate market risk associated with MSR assets. However, no hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The increasing size of our MSR portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR assets.

At December 31, 2015, the mortgage origination segment’s MSR asset had a fair value of $53.5 million. All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected.

Income that we recognize in connection with the purchase discount of the credit-impaired loans acquired in the Bank Transactions and accounted for under Accounting Standards Codification 310-30 could be volatile in nature and have significant effects on reported net income.

In connection with the Bank Transactions, we acquired loans at an aggregate discount of $523.2 million. The Bank Transactions have each been accounted for under the acquisition method of accounting. Accordingly, the respective discounts are amortized and accreted to interest income on a monthly basis. The effective yield and related discount accretion on credit-impaired loans is initially determined at the acquisition date based upon estimates of the timing and amount of future cash flows as well as the amount of credit losses that will be incurred. These estimates are updated quarterly. In future periods, if actual historical results combined with future projections of these factors (amount, timing, or credit losses) differ from the initial projections, the effective yield and the amount of discount recognized will change. Volatility may increase as the variance of actual results from initial projections increases. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. Aggregate accretion of $96.1 million on loans purchased at a discount in the Bank Transactions were recorded as interest income during 2015. As of December 31, 2015, the balance of our discount on loans in the aggregate was $242.7 million.

We ultimately may write-off goodwill and other intangible assets resulting from business combinations.

As a result of purchase accounting in connection with our acquisition of NLC, the PlainsCapital Merger, the FNB Transaction and the SWS Merger, our consolidated balance sheet at December 31, 2015, contained goodwill of $251.8 million and other intangible assets, net of accumulated amortization, of $54.9 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, the value of these intangible assets may not be realized by us. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees paid to it by its clients, in large part upon the successful completion of the client’s transaction. New issuances in the municipal market by cities, counties, school districts, state and other governmental agencies, airports, healthcare institutions, institutions of higher education and other clients that the public finance group serves can be subject to significant fluctuations based on by factors such as changes in interest rates, property tax bases, budget pressures on certain issuers caused by uncertain economic times and other factors. We expect that the reliance of our broker-dealer segment on advisory fees will continue for the foreseeable future, and a decline in public finance advisory engagements or the market for advisory services generally would have an adverse effect on our business and results of operations.

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

We rely heavily on communications and information systems to conduct our business and maintain the security of confidential information and complex transactions, which subjects us to an increasing risk of cyber incidents from these activities due to a combination of new technologies and the increasing use of the Internet to conduct financial transactions, as well as a potential failure, interruption or breach in the security of these systems, including those that could result from attacks or planned changes, upgrades and maintenance of these systems. Such cyber incidents could result in failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, computer systems, electronic underwriting servicing or loan origination systems. We also utilize relationships with third parties to aid in a significant portion of our information systems, communications, data management and transaction processing to third parties. These third parties with which we do business may also be sources of cybersecurity or other technological risks, including operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property. If our third-party service providers encounter any of these issues, we could be exposed to disruption of service, reputation damages, and litigation risk that could be material to our business.

Although we devote significant resources to maintain and regularly upgrade our systems and networks with measures such as intrusion detection and prevention systems and monitoring firewalls to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Our computer systems, software and networks may be adversely affected by cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks; and other events. In addition, we cannot provide assurance that these measures will promptly detect intrusions, and that we will not experience losses or incur costs or other damage related to intrusions that go undetected, at levels that adversely affect our financial results or reputation. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances, as a means to promote political ends. If one or more of these events occurs, it could result in the disclosure of confidential client or customer information, damage to our reputation with our clients, customers and the market, customer dissatisfaction, additional costs such as repairing systems or adding new personnel or protection technologies, regulatory penalties, exposure to litigation and other financial losses to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our system.

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

In February 2014, FINRA released a report identifying principles and effective practices it expects firms to consider as they develop or enhance their cybersecurity programs, and in February 2015 and September 2015, the SEC’s Office of Compliance Inspections and Examinations issued Risk Alerts to provide information on summary findings and areas of focus on cybersecurity examinations. In light of the guidance in these recent reports, Securities Holdings evaluated its cybersecurity program by participating in an Information Security vulnerability assessment based on the Critical Security Controls (CSCs) standard established by the Center for Internet Security. In addition to its standard external penetration testing, Securities Holdings expanded the scope of the external provider to include application, and authenticated internal testing.

We will continue to evaluate our cybersecurity program and will consider incorporating new practices as necessary to meet the expectations of such regulatory agencies. Such procedures include management-level engagement and corporate governance, risk management and assessment, technical controls, incident response planning, vendor management and staff training. Even if we implement these procedures, however, we cannot assure you that we will be fully protected from a cybersecurity incident, the occurrence of which could adversely affect our reputation and financial condition.

We face strong competition from other financial institutions and financial service and insurance companies, which may adversely affect our operations and financial condition.

Our banking segment primarily competes with national, regional and community banks within various markets where the Bank operates. The Bank also faces competition from banks and many other types of financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we do. We also compete with other providers of financial services, such as money market mutual funds, brokerage and investment banking firms, consumer finance companies, pension trusts, insurance companies and governmental organizations, each of which may offer more favorable financing than we are able to provide. In addition, some of our non-bank competitors are not subject to the same extensive regulations that govern us. The banking business in Texas has become increasingly competitive over the past several years, and we expect the level of competition we face to further increase. Competition for deposits and in providing lending products and services to consumers and businesses in our market area is intense and pricing is important. Other factors encountered in competing for savings deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans is based on factors such as interest rates, loan origination fees and the range of services offered by the provider. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive loan and deposit products and other services. Our profitability depends on our ability to compete effectively in these markets. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

The financial advisory and investment banking industries also are intensely competitive industries and will likely remain competitive. Our broker-dealer business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, not subject to the broker-dealer regulatory framework. In addition to competition from firms currently in the industry, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Our broker-dealer business competes on the basis of a number of factors, including the quality of advice and service, technology, product selection, innovation, reputation client relationships and price. Many of our broker-dealer segment’s competitors in the investment banking industry have a greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than our broker-dealer business. Additionally, certain competitors of our financial advisory business have reorganized or plan to reorganize from investment banks into bank holding companies, which may provide them with a competitive advantage. These larger and better capitalized competitors may be more capable of responding to changes in the investment banking market, competing for skilled professionals, financing acquisitions, funding internal growth and competing for market share generally. Increased pressure created by any current or future competitors, or by competitors of our broker-dealer business collectively, could materially and adversely affect our business and results of operations. Increased competition may result in reduced revenue and loss of market share. Further, as a strategic response to changes in the competitive environment, our broker-dealer business may from time to time make certain pricing, service or marketing decisions that also could materially and adversely affect our business and results of operations.

Our mortgage origination business faces vigorous competition from banks and other financial institutions, including large financial institutions as well as independent mortgage banking companies, commercial banks, savings banks and savings and loan associations. Our mortgage origination segment competes on a number of factors including customer service, quality and range of products and services offered, price, reputation, interest rates and loan origination fees. The ability to attract and retain skilled mortgage origination professionals is critical to our mortgage origination business. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive mortgage loan products and services.

The insurance industry also is highly competitive and has, historically, been characterized by periods of significant price competition, alternating with periods of greater pricing discipline during which competitors focus on other factors, including service, experience, the strength of agent and policyholder relationships, reputation, speed and accuracy of claims payment, perceived financial strength, ratings, scope of business, commissions paid and policy and contract terms and conditions. Our insurance business competes with many other insurers, including large national companies that have greater financial, marketing and management resources than our insurance segment. Many of these competitors also have better ratings and market recognition than our insurance business.

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

Our mortgage origination and insurance businesses are subject to fluctuations based upon seasonal and other factors and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.

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

The financial condition and results of operations of our insurance segment depend upon its ability to assess accurately the potential losses associated with the risks that it insures. Our insurance segment establishes reserve liabilities to cover the payment of all losses and loss adjustment expenses (“LAE”) incurred under the policies that it writes. These liability estimates include case estimates, which are established for specific claims that have been reported to our insurance segment, and liabilities for claims that have been incurred but not reported (“IBNR”). LAE represent expenses incurred to investigate and settle claims. To the extent that losses and LAE exceed estimates, NLIC and ASIC will be required to increase their reserve liabilities and reduce their income in the period in which the deficiency is identified. In addition, increasing reserves causes a reduction in policyholders’ surplus and could cause a downgrade in the ratings of NLIC and ASIC. This, in turn, could diminish our ability to sell insurance policies.

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

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Increases in the values and geographic concentrations of policyholder property and the effects of inflation have resulted in increased severity of industry losses in recent years, and our insurance segment expects that these factors will increase the severity of losses in the future. As NLC observed in 2008, the severity of some catastrophic weather events, including the scope and extent of damage and the inability to gain access to damaged properties, and the ensuing shortages of labor and materials and resulting demand surge, provide additional challenges to estimating ultimate losses. Our insurance segment’s liabilities for losses and LAE include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. To the extent inflation causes these costs to increase above liabilities established for these costs, our insurance segment expects to be required to increase its liabilities, together with a corresponding reduction in its net income in the period in which the deficiency is identified.

Estimating an appropriate level of liabilities for losses and LAE is an inherently uncertain process. Accordingly, actual loss and LAE paid will likely deviate, perhaps substantially, from the liability estimates reflected in our insurance segment’s consolidated financial statements. Claims could exceed our insurance segment’s estimate for liabilities for losses and LAE, which could have a material adverse effect on its financial condition and results of operations.

If our insurance segment cannot obtain adequate reinsurance protection for the risks it underwrites or its reinsurers do not pay losses in a timely fashion, or at all, our insurance segment will suffer greater losses from these risks or may reduce the amount of business it underwrites, which may materially adversely affect its financial condition and results of operations.

Our insurance segment purchases reinsurance to protect itself from certain risks and to share certain risks it underwrites. During 2015 and 2014, our insurance segment’s personal lines ceded 6.7% and 10.0%, respectively, of its direct insurance premiums written (primarily through excess of loss, quota share and catastrophe reinsurance treaties) and its commercial lines ceded 4.2% and 5.6%, respectively, of its direct insurance premiums written (primarily through excess of loss and catastrophe reinsurance treaties). The total cost of reinsurance, inclusive of per risk excess and catastrophe, decreased 3.2% during 2015, which is partially attributable to reduced limits, lower premium rates and slightly higher reinstatement premiums in 2015 of $37 thousand. Reinsurance cost generally fluctuates as a result of storm costs or any changes in capacity within the reinsurance market.

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

At December 31, 2015, our insurance segment had $16.9 million in reinsurance recoverables, including ceded paid loss recoverables, ceded losses and LAE recoverables and ceded unearned insurance premiums. Our insurance segment expects to continue to purchase substantial reinsurance coverage in the foreseeable future. Because our insurance segment remains primarily liable to its policyholders for the payment of their claims, regardless of the reinsurance it has purchased relating to those claims, in the event that one of its reinsurers becomes insolvent or otherwise refuses to reimburse our insurance segment for losses paid, or delays in reimbursing our insurance segment for losses paid, its liability for these claims could materially and adversely affect its financial condition and results of operations.

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

The success of any acquisition or business combination will depend upon, among other things, the ability of management and our employees to integrate personnel, operations, products and technologies effectively, to attract, retain and motivate key personnel and to retain customers and clients of targets. In addition, any acquisition or business combination we undertake may consume available cash resources, result in potentially dilutive issuances of equity securities and divert management’s attention from other business concerns. Even if we conduct extensive due diligence on a target business that we acquire or with which we merge, our diligence may not surface all material issues that may adversely affect a particular target business, and we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Consequently, we also may need to make further investments to support the acquired or combined company and may have difficulty identifying and acquiring the appropriate resources.

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

Our authorized capital stock includes ten million shares of preferred stock, all of which is unissued. Our board of directors, in its sole discretion, may designate and issue one or more additional series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to determine the designation and number of shares constituting each series of preferred stock, as well as any designations, qualifications, privileges, limitations, restrictions or special or relative rights of additional series. The rights of preferred stockholders may supersede the rights of common stockholders. Preferred stock could be issued with voting and conversion rights that could adversely affect the voting power of the shares of our common stock. The issuance of preferred stock could also result in a series of securities outstanding that would have preferences over the common stock with respect to dividends and in liquidation.

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

Our charter and bylaws contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2015, no shares of preferred stock were outstanding.

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

FINRA. Any change in control (as defined under FINRA rules) of any of the Hilltop Broker-Dealers, including through acquisition, is subject to prior regulatory approval by FINRA which may delay, discourage or prevent an attempted acquisition or other change in control of such broker-dealers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our principal executive offices in Dallas, Texas. In addition to our principal office, our various business segments conduct business at various locations. We have options to renew leases at most locations that we do not own.

Banking.  At December 31, 2015, our banking segment conducted business at 74 locations throughout Texas, including seven support facilities. Our banking segment’s principal executive offices are located in Dallas, Texas, in space leased by PlainsCapital. We lease 33 banking locations including our principal offices and we own the remaining 41 banking locations.

Broker-dealer.  Our broker-dealer segment is headquartered in Dallas, Texas and at December 31, 2015 conducted business from over 50 locations in 18 states. Each of these locations is leased by First Southwest or Hilltop Securities.

Mortgage Origination.  Our mortgage origination segment is headquartered in Dallas, Texas and at December 31, 2015 conducted business from over 280 locations in 41 states. Each of these locations is leased by PrimeLending.

Insurance.  At December 31, 2015, our insurance segment leases office space in Waco, Texas for its corporate, claims and customer service operations.

Item 3. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 18, Commitments and Contingencies, in the notes to our consolidated financial statements, which is incorporated by reference herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”.  Our common stock has no public trading history prior to February 12, 2004. Our common stock closed at $15.93 on February 23, 2016. At February 24, 2016, there were 98,085,931 shares of our common stock outstanding with 522 stockholders of record.

Subject to the restrictions discussed below, our stockholders are entitled to receive dividends when, as, and if declared by our board of directors out of funds legally available for that purpose. Our board of directors exercises discretion with respect to whether we will pay dividends and the amount of such dividend, if any. Factors that affect our ability to pay dividends on our common stock in the future include, without limitation, our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors. We have not declared or paid any dividends in the past two completed fiscal years.

As a holding company, we are ultimately dependent upon our subsidiaries to provide funding for our operating expenses, debt service and dividends. Various laws limit the payment of dividends and other distributions by our subsidiaries to us, and may therefore limit our ability to pay dividends on our common stock.

If required payments on our outstanding junior subordinated debentures held by our unconsolidated subsidiary trusts are not made or suspended, we may be prohibited from paying dividends on our common stock. Regulatory authorities could impose administratively stricter limitations on the ability of our subsidiaries to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Regulatory Capital.”

The following table discloses the high and low sales prices per quarter for our common stock during 2015 and 2014. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price Range
	High	Low
Year Ended December 31, 2015
First Quarter	$20.10	$17.34
Second Quarter	$24.70	$19.09
Third Quarter	$24.50	$18.11
Fourth Quarter	$23.12	$18.97

Year Ended December 31, 2014
First Quarter	$25.61	$22.42
Second Quarter	$25.08	$19.72
Third Quarter	$22.39	$19.32
Fourth Quarter	$22.20	$19.27

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2015 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 20, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders*	600,000	$7.70	2,570,555
Total	600,000	$7.70	2,570,555

*In September 2012, our stockholders approved the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which allows for the granting of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards to employees of Hilltop, its subsidiaries and outside directors of Hilltop. Upon the effectiveness of the 2012 Plan, no additional awards are permissible under the 2003 equity incentive plan (the “2003 Plan”). In the aggregate,  4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2015, 1,501,829 awards had been granted pursuant to the 2012 Plan, while 72,384 awards were forfeited and are eligible for reissuance. All shares outstanding under the 2003 Plan and the 2012 Plan, whether vested or unvested, are entitled to receive dividends and to vote, unless forfeited. No participant in our 2012 Plan may be granted awards in any fiscal year covering more than 1,250,000 shares of our common stock.

Issuer Repurchases of Equity Securities

There were no repurchases of shares of common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2015	—	$—	—	$3,921
November 1 – November 30, 2015	—	—	—	3,921
December 1 – December 31, 2015	—	—	—	—
Total	—	$—	—

(1)

On May 18, 2015, we announced a stock repurchase program under which it authorized us to repurchase, in the aggregate, up to $30.0 million of our outstanding common stock. Under the stock repurchase program authorized, we could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. We repurchased an aggregate of $30.0 million of our outstanding common stock under this program prior to its termination effective December 31, 2015.

Recent Sales of Unregistered Securities

On October 20, 2015, we issued an aggregate of 5,412 shares of common stock under the 2012 Plan to certain non-employee directors as compensation for their service on our Board of Directors during the third quarter of 2015. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

Our historical consolidated balance sheet data at December 31, 2015 and 2014 and our consolidated statements of operations data for the years ended December 31, 2015,  2014 and 2013 have been derived from our historical consolidated financial statements included elsewhere in this Annual Report. The following table shows our selected historical financial data for the periods indicated. You should read our selected historical financial data, together with the notes thereto, in conjunction with the more detailed information contained in our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report. Our operating results for 2012 include the results from the operations acquired in the PlainsCapital Merger for the month of December 2012,  and the operations acquired in the FNB Transaction and SWS Merger are included in our operating results beginning September 14, 2013 and January 1, 2015, respectively (dollars in thousands, except per share data and weighted average shares outstanding).

	2015	2014	2013	2012	2011
Statement of Operations Data:
Total interest income	$469,838	$388,769	$329,075	$39,038	$11,049
Total interest expense	61,255	27,628	32,874	10,196	8,985
Net interest income	408,583	361,141	296,201	28,842	2,064
Provision for loan losses	12,715	16,933	37,158	3,800	—
Net interest income after provision for loan losses	395,868	344,208	259,043	25,042	2,064
Total noninterest income	1,227,642	799,311	850,085	224,232	141,650
Total noninterest expense	1,340,016	965,353	911,735	255,517	155,254
Income (loss) before income taxes	283,494	178,166	197,393	(6,243)	(11,540)
Income tax expense (benefit)	70,915	65,608	70,684	(1,145)	(5,009)
Net income (loss)	212,579	112,558	126,709	(5,098)	(6,531)
Less: Net income attributable to noncontrolling interest	1,606	908	1,367	494	—
Income (loss) attributable to Hilltop	210,973	111,650	125,342	(5,592)	(6,531)
Dividends on preferred stock (1)	1,854	5,703	4,327	259	—
Income (loss) applicable to Hilltop common stockholders	$209,119	$105,947	$121,015	$(5,851)	$(6,531)

Per Share Data:
Net income (loss) - basic	$2.10	$1.18	$1.43	$(0.10)	$(0.12)
Weighted average shares outstanding - basic	99,074	89,710	84,382	58,754	56,499
Net income (loss) - diluted	$2.09	$1.17	$1.40	$(0.10)	$(0.12)
Weighted average shares outstanding - diluted	99,962	90,573	90,331	58,754	56,499
Book value per common share	$17.56	$14.93	$13.27	$12.34	$11.60
Tangible book value per common share	$14.46	$11.47	$9.70	$8.37	$11.01

Balance Sheet Data:
Total assets	$11,867,001	$9,242,416	$8,904,122	$7,286,865	$925,425
Cash and due from banks	652,036	782,473	713,099	722,039	578,520
Securities	1,219,874	1,109,461	1,261,989	1,081,066	224,200
Investment in SWS common stock (2)	—	70,282	—	—	—
Loans held for sale	1,533,678	1,309,693	1,089,039	1,401,507	—
Non-covered loans, net of unearned income	5,220,040	3,920,476	3,514,646	3,152,396	—
Covered loans	380,294	642,640	1,006,369	—	—
Allowance for loan losses	(46,947)	(41,652)	(34,302)	(3,409)	—
Goodwill and other intangible assets, net	306,676	311,591	322,729	331,508	33,062
Total deposits	6,952,683	6,369,892	6,722,918	4,700,461	—
Notes payable	238,716	56,684	56,327	141,539	131,450
Junior subordinated debentures	67,012	67,012	67,012	67,012	—
Total stockholders’ equity	1,738,125	1,461,239	1,311,922	1,146,550	655,383

Performance Ratios (3):
Return on average stockholders’ equity	12.32%	8.01%	10.48%	(0.62)%
Return on average assets	1.70%	1.26%	1.66%	(0.08)%
Net interest margin (taxable equivalent) (4)	3.81%	4.74%	4.47%	4.64%
Efficiency ratio (5)(6)(7)	56.45%	61.17%	42.58%	NM

Asset Quality Ratios (3):
Total nonperforming assets to total loans and other real estate (6)	2.34%	4.14%	3.70%	NM
Allowance for loan losses to nonperforming loans (6)	137.99%	74.01%	136.39%	NM
Allowance for loan losses to total loans (6)	0.84%	0.91%	0.76%	NM
Net charge-offs to average loans outstanding (6)	0.14%	0.21%	0.18%	NM

Capital Ratios:
Equity to assets ratio	14.64%	15.80%	14.73%	15.71%	70.82%
Tangible common equity to tangible assets	12.37%	11.59%	10.19%	10.05%	69.74%

Regulatory Capital Ratios (3):
Hilltop - Leverage ratio (8)	12.65%	14.17%	12.81%	13.08%
Hilltop - Common equity Tier 1 risk-based capital ratio (9)	17.87%
Hilltop - Tier 1 risk-based capital ratio	18.48%	19.02%	18.53%	17.72%
Hilltop - Total risk-based capital ratio	18.89%	19.69%	19.13%	17.81%
Bank - Leverage ratio (8)	13.22%	10.31%	9.29%	8.84%
Bank - Common equity Tier 1 risk-based capital ratio (9)	16.23%
Bank - Tier 1 risk-based capital ratio	16.25%	13.74%	13.38%	11.83%
Bank - Total risk-based capital ratio	16.99%	14.45%	14.00%	11.93%

	2015	2014	2013	2012	2011
Other Data (10):
Net loss and LAE ratio	61.1%	57.4%	70.3%	74.4%	72.2%
Expense ratio	33.8%	31.9%	32.3%	34.4%	34.0%
GAAP combined ratio	94.9%	89.3%	102.6%	108.8%	106.2%
Statutory surplus (11)	$152,342	$141,987	$125,054	$120,319	$118,708
Statutory premiums to surplus ratio	105.4%	115.8%	130.7%	125.0%	119.4%

(1)	Series B preferred stock was redeemed in April 2015.
(2)	For periods prior to 2014, Hilltop’s investment in SWS common stock was accounted for and included within its available for sale securities portfolio.
(3)

Noted measures are typically used for measuring the performance of banking and financial institutions. Our operations prior to the PlainsCapital Merger are limited to our insurance operations. Therefore, noted measures for periods prior to 2012 are not a useful measure and have been excluded.

(4)

Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $3.0 million, $2.3 million, $2.4 million and $0.2 million during 2015,  2014,  2013 and 2012, respectively. Net interest margin (taxable equivalent) is defined as taxable equivalent net interest income divided by average interest-earning assets. Our operations prior to the PlainsCapital Merger were limited to our insurance operations. Therefore, noted measure for 2012 reflects the ratio for the month ended December 31, 2012.

(5)	Noninterest expenses divided by the sum of total noninterest income and net interest income for the year.
(6)

Noted measures are typically used for measuring the performance of banking and financial institutions. Our operations prior to the PlainsCapital Merger are limited to our insurance operations. Additionally, noted measure is not meaningful (“NM”) in 2012.

(7)	Only considers operations of banking segment.
(8)	Ratio for 2012 was calculated using the average assets for the month of December.
(9)	Common equity Tier 1 risk-based capital ratio applicable for reporting periods beginning after January 1, 2015.
(10)	Only considers operations of insurance segment.
(11)	Statutory surplus includes combined surplus of NLIC and ASIC.

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

	December 31,
	2015	2014	2013	2012	2011

Book value per common share	$17.56	$14.93	$13.27	$12.34	$11.60
Effect of goodwill and intangible assets per share	$(3.10)	$(3.46)	$(3.57)	$(3.97)	$(0.59)
Tangible book value per common share	$14.46	$11.47	$9.70	$8.37	$11.01

Hilltop stockholders’ equity	$1,736,954	$1,460,452	$1,311,141	$1,144,496	$655,383
Less: preferred stock	—	114,068	114,068	114,068	—
Less: goodwill and intangible assets, net	306,676	311,591	322,729	331,508	33,062
Tangible common equity	1,430,278	1,034,793	874,344	698,920	622,321

Total assets	11,867,001	9,242,416	8,904,122	7,286,865	925,425
Less: goodwill and intangible assets, net	306,676	311,591	322,729	331,508	33,062
Tangible assets	11,560,325	8,930,825	8,581,393	6,955,357	892,363

Equity to assets	14.64%	15.80%	14.73%	15.71%	70.82%
Tangible common equity to tangible assets	12.37%	11.59%	10.19%	10.05%	69.74%

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

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PlainsCapital” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as Southwest Securities, Inc.), references to “HTS Independent Network” refer to Hilltop Securities Independent Network Inc. (a wholly owned subsidiary of Securities Holdings that was formerly known as SWS Financial Services, Inc.), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PlainsCapital), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “First Southwest” refer to First Southwest Holdings, LLC (a wholly owned subsidiary of Securities Holdings) and its subsidiaries as a whole, references to “FSC” refer to First Southwest Company, LLC (a former wholly owned subsidiary of First Southwest), references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole, references to “NLC” refer to National Lloyds Corporation (a wholly owned subsidiary of Hilltop) and its subsidiaries as a whole, references to “NLIC” refer to National Lloyds Insurance Company (a wholly owned subsidiary of NLC) and references to “ASIC” refer to American Summit Insurance Company (a wholly owned subsidiary of NLC).

OVERVIEW

We are a financial holding company registered under the Bank Holding Company Act of 1956. Our primary line of business is to provide business and consumer banking services from offices located throughout Texas through the Bank. We also provide an array of financial products and services through our broker-dealer, mortgage origination and insurance segments.

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

FSC, Hilltop Securities and HTS Independent Network operated as separate broker-dealers, under coordinated leadership from the date of the SWS Merger until January 22, 2016, when we merged FSC into Hilltop Securities to form  a combined firm operating under the “Hilltop Securities” name. We use the term “Hilltop Broker-Dealers” to refer to FSC, Hilltop Securities and HTS Independent Network prior to January 22, 2016 and Hilltop Securities and HTS Independent Network after such date.

The following includes additional details regarding the financial products and services provided by each of our primary operating business units.

PlainsCapital.  PlainsCapital is a financial holding company headquartered in Dallas, Texas that provides, through its subsidiaries, traditional banking and wealth, investment management and treasury management services primarily in Texas and residential mortgage loans throughout the United States.

Securities Holdings.  Securities Holdings is a holding company headquartered in Dallas, Texas that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States.

NLC.  NLC is a property and casualty insurance holding company headquartered in Waco, Texas that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

During 2015, our net income to common stockholders was $209.1 million, or $2.09 per diluted share. The consolidated operating results during 2015 include the recognition of a bargain purchase gain of $81.3 million related to our acquisition of SWS.

We reported $283.5 million of consolidated income before income taxes during 2015, including the following contributions from our four reportable operating segments.

•	The banking segment contributed $175.4 million of income before income taxes during 2015;
•	The broker-dealer segment incurred losses before income taxes of $0.3 million during 2015;
•	The mortgage origination segment contributed $47.5 million of income before income taxes during 2015; and
•	The insurance segment contributed $15.7 million of income before income taxes during 2015.

At December 31, 2015, on a consolidated basis, we had total assets of $11.9 billion, total deposits of $7.0 billion, total loans, including loans held for sale, of $7.1 billion and stockholders’ equity of $1.7 billion.

On January 1, 2015, we completed our acquisition of SWS in a stock and cash transaction (the “SWS Merger”), whereby SWS’s broker-dealer subsidiaries, Southwest Securities, Inc. and SWS Financial Services, Inc., became subsidiaries of Securities Holdings and SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank, an indirect wholly owned subsidiary of Hilltop. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.1 million, consisting of 10.1 million shares of common stock, $78.2 million in cash and $70.3 million associated with our existing investment in SWS common stock. On October 5, 2015, Southwest Securities, Inc. and SWS Financial Services, Inc.  were renamed “Hilltop Securities Inc.” and “Hilltop Securities Independent Network Inc.”, respectively. The operations acquired in the SWS Merger were included in our operating results beginning January 1, 2015 and such operations included a preliminary bargain purchase gain of $82.8 million as disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015. During 2015, certain adjustments were recorded that resulted in an aggregate decrease in the preliminary bargain purchase gain associated with the SWS Merger to $81.3 million, which also decreased net income for the three months ended March 31, 2015 by $1.5 million as compared with amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Accordingly,  our results for the quarter ended March 31, 2015 and related disclosures will be revised to reflect these adjustments in future filings.

On April 9, 2015, we completed an offering of $150.0 million aggregate principal amount of our 5% senior notes due 2025 (“Senior Unregistered Notes”) in a private offering. On April 28, 2015, we used the net proceeds of the offering to redeem all of our outstanding Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million, and utilized the remainder for general corporate purposes. In connection with the issuance of the Senior Unregistered Notes, on April 9, 2015, we entered into a registration rights agreement with the initial purchasers of the Senior Unregistered Notes and agreed to offer to exchange the Senior Unregistered Notes for notes registered under the Securities Act (the “Senior Registered Notes”). The terms of the Senior Registered Notes are substantially identical to the Senior Unregistered Notes for which they were exchanged (including principal amount, interest rate, maturity and redemption rights), except that the Senior Registered Notes generally are not subject to transfer restrictions. On May 22, 2015, and subject to the terms and conditions set forth in the Senior Registered Notes prospectus, we commenced an offer to exchange the outstanding Senior Unregistered Notes for Senior Registered Notes.  Substantially all of the Senior Unregistered Notes were tendered for exchange, and on June 22, 2015, we fulfilled all of the requirements of the registration rights agreement for the Senior Unregistered Notes by issuing Senior Registered Notes in exchange for the tendered Senior Unregistered Notes. We refer to the Senior Registered Notes and the Senior Unregistered Notes that remain outstanding collectively as the “Senior Notes.”

Company Background

In January 2007, we acquired NLC, a property and casualty insurance holding company. As a result, our subsequent primary operations through November 2012 were limited to providing fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States through NLC’s wholly owned subsidiaries, NLIC and ASIC.

On November 30, 2012, we acquired PlainsCapital Corporation pursuant to a plan of merger whereby PlainsCapital Corporation merged with and into our wholly owned subsidiary (the “PlainsCapital Merger”), which continued as the surviving entity under the name “PlainsCapital Corporation”. Concurrent with the consummation of the PlainsCapital Merger, Hilltop became a financial holding company registered under the Bank Holding Company Act of 1956.

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

On January 1, 2015, we acquired SWS through the SWS Merger. Based on purchase date valuations, the fair value of the assets acquired was $3.3 billion, including $707.5 million in securities, $863.8 million in non-covered loans and $1.2 billion in broker-dealer and clearing organization receivables. The fair value of liabilities assumed was $2.9 billion, consisting primarily of deposits of $1.3 billion and $1.1 billion in broker-dealer and clearing organization payables.

Segment Information

We have three primary operating business units, PlainsCapital (banking and mortgage origination), Securities Holdings (broker-dealer) and NLC (insurance). Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. The SWS Merger did not result in changes to our four reportable business segments. Consistent with our historical segment operating results since 2013, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer, mortgage origination and insurance segments. Operating results for the mortgage origination segment have historically been more volatile than operating results for the banking, broker-dealer and insurance segments.

The banking segment includes the operations of the Bank, the operations acquired in the FNB Transaction since September 14, 2013, and, since January 1, 2015, the operations of the former SWS FSB. The banking segment primarily provides business and consumer banking services from offices located throughout Texas and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income, while also deriving revenue from other sources, including service charges on customer deposit accounts and trust fees.

The broker-dealer segment includes the operations of First Southwest, and since January 1, 2015, the operations of Hilltop Securities and HTS Independent Network. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. The principal subsidiaries of First Southwest as of December 31, 2015 were FSC, formerly a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”), and First Southwest Asset Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940. Hilltop Securities is a broker-dealer registered with the SEC and FINRA and a member of the NYSE, and HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA.

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

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$369,493	$32,971	$(10,423)	$3,187	$(5,109)	$18,464	$408,583
Provision for loan losses	12,795	(80)	—	—	—	—	12,715
Noninterest income	62,639	334,495	597,163	171,185	81,289	(19,129)	1,227,642
Noninterest expense	243,926	367,812	539,257	158,720	31,926	(1,625)	1,340,016
Income (loss) before income taxes	$175,411	$(266)	$47,483	$15,652	$44,254	$960	$283,494

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2014	Banking	Broker‑Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$334,377	$12,144	$(12,591)	$3,672	$5,219	$18,320	$361,141
Provision for loan losses	16,916	17	—	—	—	—	16,933
Noninterest income	67,438	119,451	456,776	173,577	5,985	(23,916)	799,311
Noninterest expense	245,790	124,715	431,820	151,541	13,878	(2,391)	965,353
Income (loss) before income taxes	$139,109	$6,863	$12,365	$25,708	$(2,674)	$(3,205)	$178,166

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2013	Banking	Broker‑Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$293,254	$12,064	$(37,840)	$7,442	$(1,597)	$22,878	$296,201
Provision for loan losses	37,140	18	—	—	—	—	37,158
Noninterest income	71,045	102,714	537,497	166,163	—	(27,334)	850,085
Noninterest expense	155,102	112,360	472,284	166,006	10,439	(4,456)	911,735
Income (loss) before income taxes	$172,057	$2,400	$27,373	$7,599	$(12,036)	$—	$197,393

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $408.6 million in net interest income during 2015, compared with net interest income of $361.1 million during 2014 and net interest income of $296.2 million during 2013.  The increase in net interest income during 2015, compared with 2014, was primarily due to the inclusion of the operations acquired in the SWS Merger within our broker-dealer and banking segments, while the increase in net interest income during 2014, compared with 2013, was primarily due to the inclusion of the operations acquired in the FNB Transaction within our banking segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through the Hilltop Broker-Dealers, we provide investment banking and other related financial services. We generated $276.6 million, $101.9 million and $93.1 million in investment advisory fees and commissions and securities brokerage fees and commissions during 2015,  2014 and 2013, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2015,  2014 and 2013, we generated $596.8 million, $453.4 million and $537.3 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $162.1 million, $164.5 million and $157.5 million in net insurance premiums earned during 2015,  2014 and 2013, respectively.

In the aggregate, we generated  $1.2  billion, $799.3 million and $850.1 million in noninterest income during 2015,  2014 and 2013, respectively. Excluding the bargain purchase gain of $81.3 million related to the SWS Merger in 2015 and $12.6 million related to the FNB Transaction in 2013, our noninterest income during 2015 and 2013 was $1.1 billion and $837.5 million, respectively. We are presenting these financial measures  because certain investors may find them useful in evaluating our business and financial results. In addition to the bargain purchase gains, the increase in noninterest income during 2015, compared with 2014,  was predominantly attributable to increases in noninterest income in our broker-dealer segment due to the inclusion of the operations acquired in the SWS Merger and our mortgage origination segment due to increases in mortgage loan sales and origination volumes. The decrease in noninterest income during 2014, compared with 2013, other than bargain purchase gain, was primarily due to the decrease in loan origination volume within our mortgage origination segment, partially offset by increases in noninterest income in our banking, insurance and broker-dealer segments.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during 2015 was $209.1 million, or $2.09 per diluted share, compared with net income applicable to common stockholders of $105.9 million, or $1.17 per diluted share, during 2014, and net income applicable to common stockholders of $121.0 million, or $1.40 per diluted share, during 2013.  The consolidated operating results during 2015 include the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million. Included in the bargain purchase gain is a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual limitation on their usage because of the ownership change effected in connection with the SWS Merger. In addition, the bargain purchase gain reflects our acquisition date fair value allocation to identifiable intangible assets of $7.5 million. The consolidated operating results during  2013 include the recognition of a  bargain purchase gain related to the FNB Transaction of $12.6 million, before income taxes of $4.5 million.

The operations acquired in the FNB Transaction are included in our operating results beginning September 14, 2013, and are therefore not fully reflected in our consolidated statement of operations during 2013. We expect the operations acquired in the FNB Transaction to continue to have a significant effect on the Bank’s operating results in future periods. As a result of the SWS Merger, the operations, assets and liabilities acquired in the SWS Merger have been included in our balance sheet and operating results since January 1, 2015. We expect the operations acquired in the SWS Merger to continue to have a significant effect on our broker-dealer segment. In addition, transaction costs primarily related to the execution and closing of the SWS Merger, and integration-related costs associated with employee expenses (such as severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease), have been incurred as a result of the plan to integrate the operations and systems acquired in the SWS Merger. During 2015, we incurred $13.7 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration-related costs associated with employee, professional fee and contractual expenses during 2015 were $8.7 million, $6.5 million, and $2.7 million, respectively. During 2014, we incurred $1.4 million in pre-tax transaction costs related to the SWS Merger. On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Since this approval, we have integrated the back-office systems of FSC and Hilltop Securities and, effective as of the close of business on January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. As a result, we expect to begin realizing cost savings in 2016, although we expect these cost savings to be partially offset by additional integration costs that we anticipate incurring during the first six months of 2016.

Certain items included in net income for 2015,  2014 and 2013 resulted from purchase accounting associated with the PlainsCapital Merger, the FNB Transaction and the SWS Merger (collectively, the “Bank Transactions”). Income before taxes during 2015 includes net accretion of $15.3 million, $60.4 million and $17.3 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, offset by amortization of identifiable intangibles of $8.7 million, $0.9 million and $1.0 million, respectively. Income before taxes during 2014 includes net accretion of $33.9 million and $49.2 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $9.2 million and $1.0 million, respectively.  Income before taxes during 2013 includes net accretion of $58.5 million and $10.2 million on earning assets and liabilities acquired in the PlainsCapital Merger and FNB Transaction, respectively, offset by amortization of identifiable intangibles of $9.8 million and $0.3 million, respectively.

We consider the ratios shown in the table below to be key indicators of our performance.

	Year Ended December 31,
	2015	2014	2013
Performance Ratios:
Return on average stockholder's equity	12.32%	8.01%	10.48%
Return on average assets	1.70%	1.26%	1.66%
Net interest margin (taxable equivalent) (1) (2)	3.81%	4.74%	4.47%

(1)	Taxable equivalent net interest income divided by average interest-earning assets.
(2)

During 2015, taxable equivalent net interest margin was 81 basis points lower due to the impact related to the securities financing operations within our Broker-Dealer segment. The effect on taxable equivalent net interest margin was nominal during 2014 and 2013.

During 2015, the consolidated taxable equivalent net interest margin of 3.81% was 94 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $19.0 million, $60.4 million and $16.7 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $3.4 million. During 2014, the consolidated taxable equivalent net interest margin of 4.74% was 125 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $37.4 million and $43.6 million associated with the PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $4.1 million, and FNB Transaction-related amortization of premium on acquired time deposits of $5.5 million.  During 2013, the consolidated taxable equivalent net interest margin of 4.47% was 103 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $61.8 million and $7.5 million associated with the PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $5.7 million, and amortization of premium on acquired time deposits of $2.4 million and $2.7 million associated with the PlainsCapital Merger and FNB Transaction, respectively.

The FNB Transaction-related accretion of discount on loans of $60.4 million and $43.6 million during 2015 and 2014, respectively, included accretion of approximately $35 million and $30 million, respectively, due to better-than-expected resolution of covered purchased credit impaired (“PCI”) loans during the respective periods. This better-than-expected performance and resulting increases in yields calculated as a part of the Bank’s quarterly recast process led to the reclassification of $70.9 million and $105.5 million, respectively, from nonaccretable difference to accretable yield.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Year Ended December 31,
	2015			2014			2013
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$6,550,164	$390,359	5.96%	$5,461,611	$341,458	6.21%	$4,584,079	$284,782	6.15%
Investment securities - taxable	1,112,524	26,511	2.38%	1,072,564	29,206	2.72%	947,844	27,078	2.85%
Investment securities - non-taxable (2)	250,870	9,629	3.84%	182,881	7,028	3.84%	192,933	7,158	3.71%
Federal funds sold and securities purchased under agreements to resell	99,037	120	0.12%	18,120	52	0.29%	27,996	113	0.40%
Interest-bearing deposits in other financial institutions	587,742	1,491	0.25%	698,638	1,602	0.23%	727,284	1,848	0.25%
Other	2,189,579	44,729	2.04%	229,461	11,770	5.16%	160,320	10,479	6.58%
Interest-earning assets, gross	10,789,916	472,839	4.38%	7,663,275	391,116	5.08%	6,640,456	331,458	4.96%
Allowance for loan losses	(42,924)			(40,516)			(22,906)
Interest-earning assets, net	10,746,992			7,622,759			6,617,550
Noninterest-earning assets	1,734,266			1,343,070			996,327
Total assets	$12,481,258			$8,965,829			$7,613,877

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,804,077	$15,523	0.32%	$4,490,748	$15,742	0.35%	$3,923,895	$14,877	0.38%
Notes payable and other borrowings	3,128,152	45,732	1.46%	934,031	11,886	1.27%	823,478	17,997	2.19%
Total interest-bearing liabilities	7,932,229	61,255	0.77%	5,424,779	27,628	0.51%	4,747,373	32,874	0.69%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,187,336			1,862,277			1,370,029
Other liabilities	647,985			283,922			299,871
Total liabilities	10,767,550			7,570,978			6,417,273
Stockholders’ equity	1,713,030			1,394,351			1,195,960
Noncontrolling interest	678			500			644
Total liabilities and stockholders' equity	$12,481,258			$8,965,829			$7,613,877

Net interest income (2)		$411,584			$363,488			$298,584
Net interest spread (2)			3.61%			4.57%			4.27%
Net interest margin (2)			3.81%			4.74%			4.47%

(1)	Average balance includes non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $3.0 million, $2.3 million and $2.4 million during 2015, 2014 and 2013, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin shown above. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-earning assets, such as warehouse lines of credit extended to subsidiaries by the banking segment, are eliminated from the consolidated financial statements.

On a consolidated basis, net interest income increased $47.4 million during 2015, compared with 2014, while net interest income increased $64.9 million during 2014, compared with 2013.  The increase during 2015, compared with 2014, was primarily due to the inclusion of the operations acquired in the SWS Merger within our broker-dealer and banking segments, partially offset by a reduction in recurring quarterly investment and interest income, as well as interest expense on the Senior Notes beginning May 2015, at corporate. The increase during 2014, compared with 2013, was primarily due to the inclusion of the operations acquired in the FNB Transaction within our banking segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which relates to the banking segment, was $12.7 million, $16.9 million and $37.2 million during 2015,  2014 and 2013, respectively. The provision for loan losses during 2015 was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $13.8 million, partially offset by the recapture of PCI loans of $1.1 million, compared with charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $6.1 million and $33.1 million, respectively, and PCI loans of  $10.8 million and $4.1 million, respectively, during 2014 and 2013.

Consolidated noninterest income increased $428.3 million during 2015, compared with 2014,  while consolidated noninterest income decreased $50.8 million during 2014, compared with 2013. These year-over-year changes included the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million during 2015 and the recognition of a pre-tax bargain purchase gain related to the FNB Transaction of $12.6 million during 2013.  Other changes in noninterest income during 2015, compared with 2014, included increases in securities commissions and fees (net of intercompany eliminations) and investment banking and advisory fees within our broker-dealer segment of $174.7 million and an increase within our mortgage origination segment of $140.4 million. The remaining changes in noninterest income during 2014, compared with 2013, included the reduction in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment of $83.9 million, slightly offset by increases in noninterest income in our broker-dealer and insurance segments of $16.7 million and $7.4 million, respectively.

Consolidated noninterest expense during 2015 increased $374.7 million, compared with 2014, while consolidated noninterest expense during 2014 increased $53.6 million, compared with 2013.  The year-over-year increase during 2015, compared with 2014, included significant increases in noninterest expenses within our broker-dealer segment of $243.0 million primarily due to the inclusion of the operations acquired as part of the SWS Merger. In addition, during 2015 we incurred pre-tax transaction and integration costs related to the SWS Merger of $31.6 million. Changes between 2015 and 2014 within the major components of noninterest expense included increases of $275.2 million in employees’ compensation and benefits and $76.7 million in other expenses primarily attributable to increases in our broker-dealer segment due to the inclusion of the operations acquired in the SWS Merger and mortgage origination segment due to the increase in mortgage origination loan volume. The year-over-year changes between 2014 and 2013 included significant increases in noninterest expenses within our banking segment of $90.7 million, primarily due to the inclusion of those operations acquired as part of the FNB Transaction and within our broker-dealer segment of $12.4 million due to increases in professional fees and compensation costs that vary with noninterest income. These increases were partially offset by significant decreases in noninterest expenses within our mortgage origination segment of $40.5 million, primarily due to reductions in variable compensation tied to mortgage loan originations and initiatives to decrease segment operating costs, and within our insurance segment of $14.5 million due to improved claims loss experience associated with the significant decline in the severity of severe weather-related events during 2014. Changes between 2014 and 2013 within the major components of noninterest expense included increases of $10.2 million in employees’ compensation and benefits, $15.4 million in occupancy and equipment and $43.6 million in other expenses, partially offset by decreases of $16.3 million in losses and LAE.

Consolidated income tax expense during 2015,  2014 and 2013 were $70.9 million, $65.6 million and $70.7 million, respectively, reflecting effective rates of 25.0%,  36.8% and 35.8%, respectively. The decrease in our effective tax rate during 2015 was primarily because no income taxes were recorded in connection with the bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, during 2015, we recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse our deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock and also reversed a valuation allowance of $1.9 million previously established on a deferred tax asset for a capital loss carryforward. Therefore, the effective income tax rate during 2015 is not necessarily indicative of anticipated future effective tax rates.

Segment Results

Banking Segment

Income before income taxes in our banking segment during 2015,  2014 and 2013 was $175.4 million, $139.1 million, $172.1 million, respectively. The increase in income before income taxes during 2015, compared with 2014, was primarily due to  an increase in net interest income, partially offset by pre-tax costs of $3.0 million directly attributable to the integration of the former SWS FSB. The change in income before income taxes during 2014, compared with 2013, was primarily because of an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in the provision for loan losses. This year-over-year increase in noninterest income included the recognition of a pre-tax bargain purchase gain related to the FNB Transaction of $12.6 million during 2013. The operations acquired as a part of the SWS Merger had a significant effect on net interest income during 2015, compared with 2014, while the FNB Transaction had a significant effect on each of the components of income before income taxes during 2014, compared with 2013.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Year Ended December 31,
	2015	2014	2013
Performance Ratios:
Efficiency ratio (1)	56.45%	61.17%	42.58%
Return on average assets	1.36%	1.20%	1.78%
Net interest margin (taxable equivalent) (2)	5.08%	5.00%	5.17%

(1)	Noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Taxable equivalent net interest income divided by average interest-earning assets.

During 2015, the banking segment’s taxable equivalent net interest margin of 5.08% was 142 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $19.0 million, $60.4 million and $16.7 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $3.4 million. During 2014, the banking segment’s taxable equivalent net interest margin of 5.00% was 143 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $37.4 million and $43.6 million associated with the PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $4.1 million, and FNB Transaction-related amortization of premium on acquired time deposits of $5.5 million.  During 2013, the banking segment’s taxable equivalent net interest margin of 5.17% was 120 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $61.8 million and $7.5 million associated with the PlainsCapital Merger and FNB Transaction, respectively, PlainsCapital Merger-related amortization of premium on acquired securities of $5.7 million, and amortization of premium on acquired time deposits of $2.4 million and $2.7 million associated with the PlainsCapital Merger and FNB Transaction, respectively.

The FNB Transaction-related accretion of discount on loans of $60.4 million and $43.6 million during 2015 and 2014, respectively, included accretion of approximately $35 million and $30 million, respectively, due to better-than-expected resolution of covered PCI loans during the respective periods. This better-than-expected performance and resulting increases in yields calculated as a part of the Bank’s quarterly recast process led to the reclassification of $70.9 million and $105.5 million, respectively, from nonaccretable difference to accretable yield.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended December 31,
	2015			2014			2013
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$4,789,972	$328,384	6.86%	$4,189,895	$292,859	6.99%	$3,279,228	$238,314	7.27%
Subsidiary warehouse lines of credit	1,055,525	37,772	3.58%	912,652	34,598	3.79%	947,064	51,114	5.40%
Investment securities - taxable	791,994	17,241	2.18%	886,168	17,956	2.03%	792,860	14,625	1.84%
Investment securities - non-taxable (2)	141,186	5,295	3.75%	149,656	5,800	3.88%	158,739	5,734	3.61%
Federal funds sold and securities purchased under agreements to resell	21,821	65	0.30%	18,120	52	0.29%	26,373	75	0.28%
Interest-bearing deposits in other financial institutions	484,553	1,366	0.28%	527,678	1,362	0.26%	494,220	1,319	0.27%
Other	49,988	1,745	3.49%	45,225	1,717	3.80%	31,794	1,311	4.12%
Interest-earning assets, gross	7,335,039	391,868	5.34%	6,729,394	354,344	5.27%	5,730,278	312,492	5.45%
Allowance for loan losses	(42,579)			(40,352)			(22,752)
Interest-earning assets, net	7,292,460			6,689,042			5,707,526
Noninterest-earning assets	1,125,974			1,245,722			940,880
Total assets	$8,418,434			$7,934,764			$6,648,406

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,413,352	$16,992	0.39%	$4,451,191	$15,801	0.35%	$3,900,867	$14,889	0.38%
Notes payable and other borrowings	585,732	2,118	0.36%	587,921	1,780	0.30%	391,111	1,340	0.34%
Total interest-bearing liabilities (3)	4,999,084	19,110	0.38%	5,039,112	17,581	0.35%	4,291,978	16,229	0.38%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,144,282			1,808,225			1,419,594
Other liabilities	49,388			35,755			39,028
Total liabilities	7,192,754			6,883,092			5,750,600
Stockholders’ equity	1,225,680			1,051,672			897,806
Total liabilities and stockholders’ equity	$8,418,434			$7,934,764			$6,648,406

Net interest income (2)		$372,758			$336,763			$296,263
Net interest spread (2)			4.96%			4.92%			5.07%
Net interest margin (2)			5.08%			5.00%			5.17%

(1)	Average balance includes non-accrual loans.
(2)	Taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $1.8 million, $2.0 million and $2.0 million during 2015, 2014 and 2013, respectively.
(3)	Excludes the allocation of interest expense on PlainsCapital debt of $1.4 million, $1.1 million and $1.0 million during 2015, 2014 and 2013, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, the banking segment’s interest-earning assets include warehouse lines of credit extended to other subsidiaries, which are eliminated from the consolidated financial statements.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$41,943	$(6,418)	$35,525	$66,182	$(11,637)	$54,545
Subsidiary warehouse lines of credit	5,416	(2,242)	3,174	(1,857)	(14,659)	(16,516)
Investment securities - taxable	(1,908)	1,193	(715)	1,721	1,610	3,331
Investment securities - non-taxable (2)	(328)	(177)	(505)	(328)	394	66
Federal funds sold and securities purchased under agreements to resell	11	2	13	(23)	—	(23)
Interest-bearing deposits in other financial institutions	(111)	115	4	89	(46)	43
Other	181	(153)	28	554	(148)	406
Total interest income (2)	45,204	(7,680)	37,524	66,338	(24,486)	41,852

Interest expense
Deposits	$(134)	$1,325	$1,191	$2,101	$(1,189)	$912
Notes payable and other borrowings	(7)	345	338	674	(234)	440
Total interest expense	(141)	1,670	1,529	2,775	(1,423)	1,352

Net interest income (2)	$45,345	$(9,350)	$35,995	$63,563	$(23,063)	$40,500

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Taxable equivalent.

Taxable equivalent net interest income increased $36.0 million during 2015, compared with 2014.  Increases in the volume of interest-earning assets, primarily loans acquired in the SWS Merger and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $45.2 million during 2015, compared with 2014. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $7.7 million during 2015, compared with 2014, primarily due to the net effects of lower yields on the loan portfolio and subsidiary warehouse lines of credit, partially offset by increased yields on the investment portfolio. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $1.7 million during 2015, compared with 2014, primarily due to lower amortization of premiums on time deposits acquired in the FNB Transaction. Taxable equivalent net interest income increased $40.5 million during 2014, compared with 2013. Increases in the volume of interest-earning assets, primarily loans acquired in the FNB Transaction, increased taxable equivalent net interest income by $66.3 million during 2014, compared with 2013, while increases in the volume of interest-bearing liabilities, primarily deposits assumed in the FNB Transaction, reduced taxable equivalent interest income by $2.8 million during this same period. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $24.5 million during 2014, compared with 2013, primarily due to the net effects of lower yields on the loan portfolio and subsidiary warehouse lines of credit, partially offset by increased yields on the investment portfolio. Changes in rates paid on interest-bearing liabilities increased taxable equivalent interest income by $1.4 million during 2014, compared with 2013, primarily due to the amortization of premiums on time deposits acquired in the FNB Transaction.

The banking segment’s noninterest income was $62.6 million, $67.4 million and $71.0 million during 2015, 2014 and 2013, respectively. The decrease during 2015, compared with 2014, was primarily due to year-over-year decreases in accretion on the receivable under the loss-share agreements with the FDIC (“FDIC Indemnification Asset”), OREO income and service fees, partially offset by $4.4 million of realized gains on securities acquired in the SWS Merger and subsequently sold during 2015.  The changes in noninterest income between 2014 and 2013 included the recognition of a pre-tax bargain purchase gain related to the FNB Transaction of $12.6 million during 2013. The remaining changes in noninterest income during 2014, compared with 2013,  were due to increases in service charges and fees on deposits assumed in the FNB Transaction, partially offset by a reduction in intercompany financing fees charged to the mortgage origination segment which are eliminated from the consolidated financial statements.

The banking segment’s noninterest expenses were $243.9 million, $245.8 million and $155.1 million during 2015, 2014 and 2013, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. Noninterest expenses during 2015, compared with 2014, were relatively flat, but included reduced write downs on certain OREO assets acquired in the FNB Transaction and increased gains on the sale of certain OREO assets also acquired in the FNB Transaction. These changes were offset by increases in compensation and benefits associated with the addition of employees of the former SWS FSB and pre-tax integration-related costs directly attributable to the integration of the former SWS FSB of $3.0 million related to employee, professional fees and contractual expenses. The significant increase in noninterest expenses during 2014, compared with 2013, was primarily due to the inclusion of the operations acquired in the FNB Transaction and write downs of $19.7 million associated with covered OREO assets during 2014. The write downs to fair value of the covered OREO reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

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

Broker-Dealer Segment

Loss before income taxes in our broker-dealer segment during 2015 was $0.3 million, while income before income taxes during 2014 and 2013 was $6.9 million and $2.4 million, respectively. The change in income (loss) before income taxes during 2015, compared with 2014, was primarily the result of pre-tax transaction and integration-related costs of $15.2 million directly attributable to the SWS Merger, while most of the improvement in income before income taxes during 2014, compared with 2013, was in fees earned from advising public finance clients on an increased volume of debt offerings due to lower interest rates and an improving economy. As shown in the table below, the operations acquired in the SWS Merger had a significant impact on each of the components of income (loss) before income taxes during 2015, compared with 2014 and 2013.

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Year Ended December 31,			Variance
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Net interest income:
Securities lending	$11,158	$3,276	$3,400	$7,882	$(124)
Other	21,813	8,868	8,664	12,945	204
Total net interest income	32,971	12,144	12,064	20,827	80
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	56,135	15,413	18,935	40,722	(3,522)
Retail	78,470	777	828	77,693	(51)
Clearing	23,919	10,805	8,981	13,114	1,824
Other	3,506	316	571	3,190	(255)
	162,030	27,311	29,315	134,719	(2,004)
Investment banking and advisory fees by business line:
Public finance	90,337	69,304	59,871	21,033	9,433
Capital markets	2,384	(252)	(1,376)	2,636	1,124
Retail	15,258	(2)	(2)	15,260	—
Structured finance	5,678	2,768	3,213	2,910	(445)
Clearing	48	45	44	3	1
Other	2,227	2,690	1,973	(463)	717
	115,932	74,553	63,723	41,379	10,830
Other	56,533	17,587	9,676	38,946	7,911
Total noninterest income	334,495	119,451	102,714	215,044	16,737
Noninterest expense:
Compensation and benefits expenses	255,629	78,598	68,276	177,031	10,322
Other	112,103	46,134	44,102	65,969	2,032
Total noninterest expense	367,732	124,732	112,378	243,000	12,354

Income (loss) before income taxes	$(266)	$6,863	$2,400	$(7,129)	$4,463

(1)	Securities commissions and fees includes income of $1.4 million during 2015 that is eliminated in consolidation.

The broker-dealer segment had net interest income of $33.0 million, $12.1 million and $12.1 million during 2015, 2014 and 2013, respectively.  In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The increase in net interest income during 2015, compared with 2014 was primarily due to the inclusion of the operations acquired in the SWS Merger.

Noninterest income was $334.5 million, $119.5 million and $102.7 million during 2015,  2014 and 2013, respectively. The increase in noninterest income of $215.0 million during 2015, compared with 2014, was primarily due to an increase of $174.4 million associated with the inclusion of the former SWS’s operations, increased fees earned by FSC from increased volumes in its non-profit housing program and increased advisory fees earned by FSC from public finance clients. The increase in noninterest income of $16.7 million during 2014, compared with 2013, was primarily from fees earned on advising public finance clients on an increased volume of debt offerings.

The broker-dealer segment participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells U.S. Agency TBA securities. Additionally, TBA purchase and sales agreements are entered into to assist small to mid-size mortgage loan originators in hedging the interest rate risk associated with their client-owned mortgages. The fair values of these derivative instruments increased $43.7 million, $16.2 million and $11.4 million during 2015,  2014 and 2013, respectively. The Hilltop Broker-Dealers also hold trading securities to support sales, underwriting and other customer activities. The fair values of securities within this trading portfolio increased $13.0 million and $1.3 million during 2015 and 2014, respectively, and decreased

$1.8 million during 2013. These changes in the fair value of derivative instruments and trading portfolio are included within other noninterest income.

Noninterest expenses were $367.7 million, $124.7 million and $112.4 million during 2015, 2014 and 2013, respectively.

The increase in noninterest expenses, including provision for loan losses, of $243.0 million during 2015, compared with 2014, reflects an increase of $177.0 million in employees’ compensation and benefits costs, of which $154.0 million was associated with the operations acquired in the SWS Merger and an increase in compensation that varies with noninterest income of $20.6 million in First Southwest’s compensation and benefits expenses. In addition, during 2015, the broker-dealer segment incurred pre-tax transaction costs of $0.8 million, while pre-tax integration-related costs resulting from employee expenses, professional fees and contractual expenses directly attributable to the integration of the operations acquired in the SWS Merger were $6.9 million, $5.6 million and $1.9 million, respectively, during 2015.  The increase in noninterest expenses of $12.4 million during 2014, compared with 2013, was primarily due to increases of $6.8 million in employees’ compensation costs that varies with noninterest income, benefits costs and $2.3 million in litigation defense costs associated with a lawsuit pending in the state of Rhode Island. Increases in occupancy and equipment expenses accounted for the majority of the noninterest expenses incurred during each respective period.

On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Since this approval, we have integrated the back-office systems of FSC and Hilltop Securities and, effective as of January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. As a result, we expect to begin realizing cost savings to commence in 2016, however, we expect these costs savings to be potentially offset by integration costs that we anticipate incurring during the first six months of 2016.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Year Ended December 31,
	2015	2014	2013
Compensation as a % of net revenue	69.6%	59.7%	59.5%
FDIC insured program balances at PlainsCapital Bank (end of period)	$845,569	$280,812	$220,549
Other FDIC insured program balances (end of period)	$1,380,030	$193,788	$110,068
Customer margin balances (end of period)	$414,013	$207,299	$148,388
Customer funds on deposit, including short credits (end of period)	$474,773	$136,886	$104,578

Public finance:
Number of issues	1,655	1,170	1,522
Aggregate amount of offerings	$70,021,094	$40,741,221	$33,672,254

Capital markets:
Total volumes	$76,737,890	$32,463,513	$30,502,416
Net inventory (end of period)	$62,879	$44,894	$37,838

Retail:
Retail employee representatives (end of period)	118	4	4
Independent registered representatives (end of period)	234	—	—

Structured finance:
Lock production/TBA volume	$3,848,214	$1,658,217	$1,072,391

Clearing:
Total tickets	$2,396,478	$1,500,192	$829,615
Correspondents (end of period)	205	74	77

Securities lending:
Interest-earning assets - stock borrowed (end of period)	$1,307,741	$152,899	$107,365
Interest-bearing liabilities - stock loaned (end of period)	$1,235,466	$117,822	$74,913

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment during 2015, 2014 and 2013 was $47.5 million, $12.4 million and $27.4 million, respectively. The increase in income before income taxes during 2015, compared with 2014, was primarily due to increases in noninterest income partially offset by increases in compensation that varies with the volume of mortgage loan originations (“variable compensation”), and to a lesser extent, increases in other noninterest expenses. The decrease in income before income taxes during 2014, compared with 2013, was primarily due to a decrease in noninterest income, partially offset by decreases in noninterest expense and net interest expense. Net interest expense of $10.4 million, $12.6 million and $37.8 million during 2015,  2014 and 2013, respectively, resulted from interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage origination segment originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Year Ended December 31,
		% of		% of		% of
	2015	Total	2014	Total	2013	Total
Mortgage Loan Originations - units	59,621		48,655		55,781

Mortgage Loan Originations - volume	$13,352,119		$10,363,848		$11,792,562

Mortgage Loan Originations:
Conventional	$8,394,709	62.87%	$6,487,825	62.60%	$7,505,437	63.65%
Government	3,395,587	25.43%	2,737,415	26.41%	3,465,078	29.38%
Jumbo	961,598	7.20%	863,770	8.34%	780,604	6.62%
Other	600,225	4.50%	274,838	2.65%	41,443	0.35%
	$13,352,119	100.00%	$10,363,848	100.00%	$11,792,562	100.00%

Home purchases	$9,891,792	74.08%	$8,295,994	80.05%	$8,178,970	69.36%
Refinancings	3,460,327	25.92%	2,067,854	19.95%	3,613,592	30.64%
	$13,352,119	100.00%	$10,363,848	100.00%	$11,792,562	100.00%

Texas	$2,967,740	22.23%	$2,453,705	23.68%	$2,660,810	22.56%
California	1,965,039	14.72%	1,552,372	14.98%	2,082,184	17.66%
Florida	644,090	4.82%	505,507	4.88%	456,643	3.87%
Ohio	555,106	4.16%	401,379	3.87%	383,518	3.25%
North Carolina	492,879	3.69%	423,164	4.08%	618,802	5.25%
Maryland	452,280	3.39%	298,577	2.88%	385,215	3.27%
Washington	451,277	3.38%	298,845	2.88%	360,100	3.05%
Virginia	442,924	3.32%	322,134	3.11%	466,531	3.96%
Arizona	415,215	3.11%	339,830	3.28%	392,006	3.32%
South Carolina	385,347	2.89%	307,832	2.97%	318,109	2.70%
All other states	4,580,222	34.30%	3,460,503	33.39%	3,668,644	31.11%
	$13,352,119	100.00%	$10,363,848	100.00%	$11,792,562	100.00%

Mortgage Loan Sales - volume	$13,129,069		$10,164,350		$12,045,842

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. On October 3, 2015, lender compliance changes associated with TILA-RESPA Integrated Disclosures (“TRID”) became effective and significantly modified required disclosure documents and settlement procedures associated with home mortgage loans. Lender compliance with TRID could result in delays in loan closings or delays in mortgage processing, particularly in the early stages of implementation. While the implementation of TRID by PrimeLending has not yet significantly impacted its loan origination volumes, the long-term impact of TRID on the mortgage loan origination process, volumes and associated costs are yet unknown.

Refinancing volume increased to $3.5 billion during 2015 (representing 25.9% of total loan origination volume) from $2.1 billion during 2014 (representing 20.0% of total loan origination volume). The increase in refinancing volume as a percent of total loan origination volume during 2015, compared to 2014, was primarily the result of a decline in mortgage interest rates during the first six months of 2015. Refinancing volume during the first six months of 2015 and 2014 represented 30.8% and 17.9% of total loan origination volume, respectively, compared with 21.1% and 21.7% during the second six months of 2015 and 2014, respectively. Home purchases volume during 2015 increased to $9.9 billion from $8.3 billion during 2014. Refinancing volumes decreased to $2.1 billion from $3.6 billion during 2014 compared with 2013 (representing 20.0% and 30.6%, respectively, of total loan origination volume), while home purchases volume of $8.3 billion during 2014 was virtually unchanged from 2013. The decrease in refinancing volume during 2014, compared with 2013, was primarily due to an increase in mortgage interest rates beginning in May 2013 and continuing through the fourth quarter of 2013. Refinancing volumes as a percentage of total loan origination volume were 40.0% and 19.0% during the first and second six months of 2013, respectively. During the first three quarters of 2014, refinancing volumes as a percentage of total loan origination volume were consistent with the last six months of 2013, ranging between 16% and 21%. During the fourth quarter 2014, refinancing volume increased to 25% of total origination volume, as interest rates decreased during that time. While the Federal Reserve Board increased the target federal funds rate in December 2015 for the first time in seven years and indicated that it may further increase such target rate in 2016, mortgage interest rates have declined during January and February 2016. This recent decrease in mortgage rates may affect total loan origination volume in the near-term, increasing refinancing volume above normal seasonal levels.

The mortgage origination segment’s total loan origination volume during 2015 increased 28.8%, compared with 2014, while income before income taxes during 2015 increased 284.0%, compared with 2014.  Income before income taxes during 2015 increased at a greater rate than loan origination volume compared with 2014, primarily due to noninterest income increasing by 30.7%,  compared with an increase in noninterest expense of 24.9%.  While the mortgage origination segment’s total loan origination volume decreased 12.1% between 2014 and 2013, income before income taxes decreased 54.8%, primarily due to a 15.0% reduction in noninterest income, partially offset by a combined 12.9% decrease in noninterest expense and net interest expense. To address negative trends in loan origination volume resulting from changes in interest rates that began in May 2013, the mortgage origination segment reduced its non-origination employee headcount approximately 22% during the third and fourth quarters of 2013. Salaries and benefits expenses during 2014 decreased 11.0%, compared with 2013, as the benefits of the headcount reductions made in the third and fourth quarters of 2013 were realized in 2014. The mortgage origination segment also engaged in other initiatives to reduce segment operating costs during the third and fourth quarters of 2013 that were primarily responsible for the decrease of 6.0% in non-employee related expenses, including occupancy and administrative costs, during 2014, as compared with 2013. As loan origination volumes in 2015 approached volumes experienced during the second quarter of 2013, employee headcount as of December 31, 2015 increased to a level similar to that prior to the headcount reduction actions during the third and fourth quarters of 2013. As a result, salaries and benefit expenses during 2015 increased 15.8% compared with 2014.

Noninterest income was $597.2 million, $456.8 million and $537.5 million during 2015, 2014 and 2013, respectively, and was comprised of the following (in thousands).

	Year Ended December 31,			Variance
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Net gains from sale of loans	$491,532	$370,384	$465,656	$121,148	$(95,272)
Mortgage loan origination fees	77,708	63,011	79,736	14,697	(16,725)
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	13,796	14,349	(11,132)	(553)	25,481
Mortgage servicing rights asset	(5,424)	(4,304)	—	(1,120)	(4,304)
Servicing fees	19,551	13,336	3,237	6,215	10,099
	$597,163	$456,776	$537,497	$140,387	$(80,721)

Net gains on sale of loans and mortgage origination fees increased 32.7% and 23.3% during 2015,  respectively, compared with 2014. These increases were primarily a result of increases of 29.2% and 28.8% in total loan sales and origination volumes, respectively, during 2015, in addition to an approximate 3% increase in average loan sales margins and an approximate 4% decrease in average loan origination fees, compared with 2014.  Net gains on sale of loans and mortgage origination fees decreased 20.5%  and 21.0% during 2014,  respectively, compared with 2013. The decrease in net gains on sale of loans during 2014 was primarily a result of a 15.6% decrease in total loan sales volume, in addition to an approximate 6% decrease in average loan sales margins, compared with 2013. The decrease in mortgage loan origination fees during 2014 was primarily a result of a 12.1% decrease in total loan origination volume, in addition to an approximate 10% decrease in average loan origination fees, compared with 2013.  Average combined loan sales margins and origination fees began to decrease during the fourth quarter of 2013 and continued to decrease through the second quarter of 2014. While these average margins increased during the last six months of 2014, surpassing average margins recognized during the fourth quarter of 2013, these average margins did not return to levels recognized during the first three quarters of 2013.

Noninterest income included increases of $13.8 million and $14.3 million during 2015 and 2014, respectively, compared with a decrease of $11.1 million during 2013, in the net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. The increases during 2015 and 2014 were primarily a result of increases in the volume of IRLCs and mortgage loans held during these periods, in addition to increases in the average value of individual IRLCs and mortgage loans. The decrease during 2013 in net fair value was primarily the result of a decrease in the volume of IRLCs and mortgage loans held during this period, partially offset by an increase in the average value of individual IRLCs and mortgage loans.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the six months ended June 30, 2013, the mortgage origination segment retained servicing on approximately 8% of loans sold. This rate increased to approximately 22% during the third and fourth quarters of 2013, and approximately 31% during 2014 before decreasing to approximately 20% during the nine months ended September 30, 2015 and approximately 7% during the fourth quarter of 2015.  The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related mortgage servicing rights (“MSR”) asset was valued at $53.5 million on $5.2 billion of serviced loan volume at December 31, 2015, compared with a value of $37.4 million on $3.8 billion of serviced loan volume at December 31, 2014. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. During the third quarter of 2014, the mortgage origination segment began using derivative financial instruments, including interest rate swaps, swaptions and forward commitments to sell mortgage-backed securities, as a means to mitigate market risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives resulted in net losses of $5.4 million and $4.3 million during 2015 and 2014, respectively. These net losses were offset by net servicing income of $8.9 million and $6.6 million during 2015 and 2014, respectively. In July 2014, the mortgage origination segment sold MSR assets of $11.4 million, which represented $1.0 billion of its serviced loan volume at that time.

Noninterest expenses were $539.3 million, $431.8 million and $472.3 million during 2015,  2014 and 2013, respectively, and were comprised of the following (in thousands).

	Year Ended December 31,			Variance
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Variable compensation	$228,590	$164,394	$186,150	$64,196	$(21,756)
Segment operating costs	263,049	226,721	254,320	36,328	(27,599)
Unreimbursed closing costs	37,010	33,947	30,095	3,063	3,852
Servicing expense	10,608	6,758	1,719	3,850	5,039
	$539,257	$431,820	$472,284	$107,437	$(40,464)

Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Variable compensation increased $64.2 million during 2015, compared with 2014, and comprised 62.2% and 57.8% of the total employees’ compensation and benefits expenses during 2015 and 2014, respectively. Variable compensation decreased $21.8 million during 2014, compared with 2013, and comprised 58.2% of the total employees’ compensation and benefits expenses during 2013. Variable compensation tends to fluctuate to a greater degree than loan origination volumes because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved.

While total loan origination volumes increased 28.8% during 2015, compared with 2014, the mortgage origination segment’s operating costs increased 16.0%. The largest increases in segment operating costs during 2015, compared with 2014, were increases in employee compensation and benefits totaling  $18.9 million. The remaining increases in segment operating costs during 2015, compared with 2014, were primarily increases in costs associated with loan servicing, loan production, advertising and business development, and technology initiatives. During 2014, compared with 2013, segment operating costs decreased 10.9%, while total loan origination volumes decreased 12.1%. Employee compensation and benefits decreased $14.5 million during 2014, compared with 2013, primarily as a result of headcount reductions in the third and fourth quarters of 2013. The remaining decreases in segment operating costs during 2014, compared with 2013, were primarily decreases in costs associated with general administration. Segment operating costs tend to fluctuate with, but at a lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume.

The mortgage origination segment records unreimbursed closing costs as noninterest expense when it pays a customer’s closing costs. Unreimbursed closing costs are generally paid in return for the customer choosing to accept a higher interest rate on the customer’s mortgage loan, and as a result, unreimbursed closing costs typically increase as mortgage interest rates decrease and decrease as mortgage interest rates increase, subject to other market forces that may cause this relationship to differ in the short-term.

Between January 1, 2006 and December 31, 2015, the mortgage origination segment sold mortgage loans totaling $76.1 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2006, it does not anticipate experiencing significant losses in the future on loans originated prior to 2006 as a result of investor claims under these provisions of its sales contracts.

When an investor claim for indemnification of a loan sold is made, the mortgage origination segment evaluates the claim and determines if the claim can be satisfied through additional documentation or other deliverables. If the claim cannot be satisfied in that manner, the mortgage origination segment negotiates with the investor to reach a settlement of the claim. Settlements typically result in either the repurchase of a loan or reimbursement to the investor for losses incurred on the loan. Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2006 and December 31, 2015 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$219,756	0.29%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	244,528	0.32%	27,909	0.04%
	$464,284	0.61%	$27,909	0.04%

(1)	Losses incurred include refunded purchased servicing rights.

At December 31, 2015 and 2014, the mortgage origination segment’s indemnification liability reserve totaled $16.6 million and $17.6 million, respectively. The related provision for indemnification losses was $4.0 million, $3.1 million, and $3.5 million during 2015,  2014 and 2013, respectively.

Insurance Segment

Income before income taxes in our insurance segment was $15.7 million, $25.7 million and $7.6 million during 2015,  2014 and 2013, respectively. Included within noninterest income of the insurance segment during 2013 was the recognition of a non-recurring gain of $3.7 million. This non-recurring gain, which was eliminated upon consolidation, was due to our redemption during the fourth quarter of 2013 of $6.9 million in aggregate principal amount of 7.50% Senior Exchangeable Notes due 2025 (the “Exchangeable Notes”) of HTH Operating Partnership LP, a wholly owned subsidiary of Hilltop, which were held by our insurance subsidiaries. The insurance segment is subject to claims arising out of severe weather, the incidence and severity of which are inherently unpredictable. Generally, the insurance segment’s insured risks exhibit higher losses in the second and third calendar quarters due to a seasonal concentration of weather-related events in its primary geographic markets. Although weather-related losses (including hail, high winds, tornadoes and hurricanes) can occur in any calendar quarter, the second calendar quarter, historically, has experienced the highest frequency of losses associated with these events. Hurricanes, however, are more likely to occur in the third calendar quarter of the year.

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

While the insurance segment had positive earnings during each of 2013, 2014 and 2015, the changes experienced in operating results between periods were primarily a result of changes in growth rates of earned premium and claims loss experience associated with the general severity of severe weather-related events. During 2015, compared with 2014, earned premiums declined and claims loss experience worsened, while during 2014, compared with 2013, earned premiums grew and claims loss experience improved.  Based on our estimates of the ultimate losses, claims associated with severe weather-related events during 2015 totaled $35.3 million through December 31, 2015, with a net loss, after reinsurance, of $26.2 million during 2015.  During 2014, and based on our estimates of the ultimate losses, claims associated with severe weather-related events totaled $21.7 million through December 31, 2014, with a net loss, after reinsurance, of $19.9 million during 2014. The insurance segment had positive results during 2013, despite experiencing three tornado, wind and hail storms during the second quarter of 2013. Based on estimates of the ultimate cost, two of these storms are considered catastrophic losses as they exceeded our $8 million reinsurance retention during the third quarter of 2013. The estimate of ultimate losses from these storms totaled $26.5 million through December 31, 2013 with a net loss, after reinsurance, of $22.1 million.

The insurance segment’s operations resulted in combined ratios of 94.9% during 2015, compared with 89.3% and 102.6% during 2014 and 2013, respectively. The increase in the combined ratio during 2015, compared with 2014, was primarily driven by the effects of a decrease in net insurance premiums earned, an increase in frequency and severity of severe weather events in our geographic coverage area, an increase in claims loss reserves associated with prior period adverse development related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years, and additional costs associated with sales, marketing and corporate organizational initiatives. The year-over-year improvement in the combined ratios between 2014 and 2013 was primarily driven by the increase in net earned premiums and improvement in our claims loss experience. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $171.2 million, $173.6 million and $166.2 million during 2015,  2014 and 2013, respectively, included net insurance premiums earned of $162.1 million, $164.5 million and $157.5 million, respectively. The decrease in net insurance premiums earned during 2015, compared with 2014,  was primarily due to the effect of decreases in direct insurance premiums written, while the increase in earned premiums during 2014, compared with 2013,  was primarily attributable to rate and volume increases in homeowners and mobile home products.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Direct Insurance Premiums Written:
Homeowners	$72,939	$76,250	$79,711	$(3,311)	$(3,461)
Fire	52,167	54,375	54,566	(2,208)	(191)
Mobile Home	38,161	37,611	34,940	550	2,671
Commercial	3,536	3,973	4,489	(437)	(516)
Other	222	255	276	(33)	(21)
	$167,025	$172,464	$173,982	$(5,439)	$(1,518)

The total direct insurance premiums written for our three largest insurance product lines decreased by $5.0 million during 2015, compared with 2014,  due to efforts to reduce concentrations both geographically and within specific product lines, agent management initiatives and competitive pressure. During 2014, total direct insurance premiums written for our three largest insurance product lines decreased by $1.0 million compared to 2013. This decrease was due to efforts to reduce concentrations both geographically and within specific product lines.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Year Ended December 31,			Variance
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Net Insurance Premiums Earned:
Homeowners	$70,781	$72,739	$72,175	$(1,958)	$564
Fire	50,623	51,871	49,407	(1,248)	2,464
Mobile Home	37,032	35,880	31,636	1,152	4,244
Commercial	3,431	3,790	4,065	(359)	(275)
Other	215	244	250	(29)	(6)
	$162,082	$164,524	$157,533	$(2,442)	$6,991

Net insurance premiums earned during 2015 decreased compared to 2014 primarily due to the decreases in net insurance premiums written during 2015. Net insurance premiums earned during 2014 increased compared to 2013 primarily due to the increases in net insurance premiums written of $0.9 million in 2014. However, during the fourth quarter of 2014, compared with the same period in 2013, net insurance premiums earned were relatively flat. The reduction in net insurance premiums earned when compared with the patterns exhibited in prior quarters and years was consistent with the insurance segment’s previously discussed efforts to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

Noninterest expenses of $158.7 million, $151.5 million and $166.0 million during 2015,  2014 and 2013, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during 2015 was $99.1 million, compared to $94.4 million and $110.8 million during 2014 and 2013, respectively. As a result, the loss and LAE ratio during 2015,  2014 and 2013 was 61.1%,  57.4% and 70.3%, respectively. The increase in the loss and LAE ratio during 2015, compared with 2014, was primarily due to the effects of net insurance premiums earned being relatively flat, the increase in frequency and severity of severe weather events in our geographic coverage area and the increase in claims loss reserves associated with prior period adverse development related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years.

The ratio improvements during 2014, compared with 2013,  were primarily a result of growth in earned premium and improved claims loss experience associated with the significant decline in the severity of severe weather-related events during 2014 and the improved containment of expected losses during 2013 from the prior year weather events.

The insurance segment seeks to generate underwriting profitability. Management evaluates NLC’s loss and LAE ratio by bifurcating the losses to derive catastrophic and non-catastrophic loss ratios. The non-catastrophic loss ratio excludes Property Claims Services events that exceed $1.0 million of losses to NLC. Catastrophic events, including those that do not exceed our reinsurance retention, affect insurance segment loss ratios. During 2015, catastrophic events that did not exceed reinsurance retention accounted for $26.2 million of the total loss and LAE, as compared to $19.9 million and $22.6 million during 2014 and 2013, respectively. The inclusion of catastrophic events increased insurance segment combined ratios by 16.2%, 14.1% and 14.3% during 2015,  2014 and 2013, respectively.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Year Ended December 31,			Variance
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Amortization of deferred policy acquisition costs	$40,258	$41,609	$40,592	$(1,351)	$1,017
Other underwriting expenses	17,609	13,823	12,859	3,786	964
Total	57,867	55,432	53,451	2,435	1,981
Agency expenses	(3,128)	(3,023)	(2,571)	(105)	(452)
Total less agency expenses	$54,739	$52,409	$50,880	$2,330	$1,529
Net insurance premiums earned	$162,082	$164,524	$157,533	$(2,442)	$6,991
Expense ratio	33.8%	31.9%	32.3%	1.9%	(0.4)%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs.

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have cash resources available to make acquisitions. Investment and interest income earned, primarily from available cash and available-for-sale securities, including our note receivable from SWS, was $0.4 million, $5.2 million and $6.6 million during 2015,  2014 and 2013, respectively. On October 2, 2014, Hilltop exercised its warrant to purchase 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share (the “SWS Warrant”). The aggregate exercise price was paid by the automatic elimination of the $50.0 million aggregate principal amount note receivable from SWS. Consequently, recurring quarterly investment and interest income of $1.6 million were no longer recognized beginning in the fourth calendar quarter of 2014. Investment and interest income during 2015 primarily consisted of intercompany interest earned on a loan to First Southwest that was paid off in January 2016.

On April 9, 2015, as previously discussed, Hilltop completed its offering of $150.0 million aggregate principal amount of Senior Notes and used the net proceeds of the offering to redeem all of its outstanding Series B Preferred Stock at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million. Consequently, recurring annual interest expense of $7.5 million will be incurred. Interest expense related to the Senior Notes was $5.5 million during 2015. Interest expense of $8.2 million during 2013 was due to interest costs associated with the Exchangeable Notes of HTH Operating Partnership LP, a wholly owned subsidiary of Hilltop. During 2013, interest expense included the recognition of a non-recurring charge of $2.1 million due to the write-off of remaining unamortized loan origination fees associated with all outstanding Exchangeable Notes being called for redemption during the fourth quarter of 2013.

Noninterest income was $81.3 million and $6.0 million during 2015 and 2014, respectively. Noninterest income during 2015 represents the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million. Included in the bargain purchase gain is a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual Section 382 limitation on their usage because of the ownership change.

Following the exercise of the SWS Warrant, Hilltop owned approximately 21% of the outstanding shares of SWS common stock as of October 2, 2014. Contemporaneous with the exercise of the SWS Warrant, Hilltop changed the accounting method for its investment in SWS common stock and elected to account for its investment in accordance with the provisions of the Fair Value Option Subsections of the Accounting Standards Codification (“ASC”)  (the “Fair Value Option”) as permitted by GAAP. Hilltop had previously accounted for its investment in SWS common stock as an available for sale security. Under the Fair Value Option, Hilltop’s investment in SWS common stock is recorded at fair value effective October 2, 2014, with changes in fair value being recorded in other noninterest income within the consolidated statement of operations rather than as a component of other comprehensive income. Hilltop’s election to apply the provisions of the Fair Value Option resulted in Hilltop recording those unrealized gains previously associated with its investment in SWS common stock of $7.2 million.  For the period from October 3, 2014 through December 31, 2014, the change in fair value of Hilltop’s investment in SWS common stock resulted in a loss of $1.2 million. In the aggregate, Hilltop recorded a $6.0 million net gain in other noninterest income during 2014.

Noninterest expenses of $31.9 million, $13.9 million and $10.4 million during 2015,  2014 and 2013, respectively, were primarily comprised of employees’ compensation and benefits and professional fees,  including corporate governance, legal and transaction costs.  During 2015, compared with 2014, noninterest expenses included year-over-year increases in employees’ compensation and benefits costs of $3.4 million associated with increases in headcount and incentive compensation costs,  as well as transaction and integration-related costs directly attributable to the SWS Merger. During 2015, Hilltop incurred pre-tax transaction costs related to the SWS Merger of $12.9 million and pre-tax integration-related costs associated with professional fees of $0.5 million, compared with $1.4 million in pre-tax transaction costs related to the SWS Merger during 2014. During 2013, noninterest expenses included the recognition of a non-recurring loss of $3.7 million associated with the Exchangeable Notes held by our insurance segment being called for redemption during the fourth quarter of 2013. This loss was eliminated in consolidation.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2015 as compared to December 31, 2014 and 2013.

Securities Portfolio

At December 31, 2015, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	December 31,
	2015	2014	2013
Trading securities, at fair value
U.S. Treasury securities	$20,481	$—	$—
U.S. government agencies:
Bonds	36,244	—	—
Residential mortgage-backed securities	12,505	5,126	4,573
Commercial mortgage-backed securities	19,280	19,932	19,926
Collateralized mortgage obligations	264	—	—
Corporate debt securities	34,735	4	1
States and political subdivisions	58,588	40,616	34,313
Unit investment trusts	18,400	—	—
Private-label securitized product	12,324	—	—
Other	1,325	39	33
	214,146	65,717	58,846
Securities available for sale, at fair value
U.S. Treasury securities	44,603	19,613	43,528
U.S. government agencies:
Bonds	296,636	516,241	662,732
Residential mortgage-backed securities	35,853	41,843	48,678
Commercial mortgage-backed securities	9,207	11,055	11,409
Collateralized mortgage obligations	52,701	87,124	120,461
Corporate debt securities	97,950	98,472	76,608
States and political subdivisions	118,725	136,785	156,835
Commercial mortgage-backed securities	531	640	760
Equity securities	17,500	13,762	22,079
Note receivable	—	—	47,909
Warrant	—	—	12,144
	673,706	925,535	1,203,143
Securities held to maturity, at amortized cost
U.S. Treasury securities	25,146	25,008	—
U.S. government agencies:
Bonds	69,379	—	—
Residential mortgage-backed securities	23,735	29,782	—
Commercial mortgage-backed securities	18,658	—	—
Collateralized mortgage obligations	167,541	57,328	—
States and political subdivisions	27,563	6,091	—
	332,022	118,209	—
Total securities portfolio	$1,219,874	$1,109,461	$1,261,989

We had net unrealized gains of $3.7 million and $0.8 million related to the available for sale investment portfolio at December 31, 2015 and 2014, respectively, compared with a net unrealized loss of $53.7 million at December 31, 2013. The significant change in the net unrealized gain (loss) position of our available for sale investment portfolio during 2014 was due to the effects of decreases in market interest rates that resulted in an increase in the fair value of our debt securities. As previously discussed, Hilltop’s election to apply the provisions of the Fair Value Option for its investment in SWS common stock effective October 2, 2014, resulted in Hilltop recording an unrealized net gain of $7.2 million associated with its investment in SWS common stock during 2014. Therefore, Hilltop’s securities portfolio included its $70.3 million investment in SWS common stock in other assets within the consolidated balance sheet  at December 31, 2014.

The net unrealized loss associated with the securities held to maturity portfolio was $0.6 million at December 31, 2015, compared with a net unrealized gain of $0.1 million at December 31, 2014.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At December 31, 2015, the banking segment’s securities portfolio of $882.3 million was comprised of trading securities of $19.9 million, available for sale securities of $530.4 million and held to maturity securities of $332.0 million.

Broker-Dealer Segment

Our broker-dealer segment holds securities to support sales, underwriting and other customer activities. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $194.2 million at December 31, 2015. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $130.0 million at December 31, 2015.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At December 31, 2015, the insurance segment’s securities portfolio was comprised of $143.2 million in available for sale securities and $7.2 million of other investments included in other assets within the consolidated balance sheet.

The following table sets forth the estimated maturities of our debt securities, excluding trading securities, at December 31, 2015. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. Treasury securities:
Amortized cost	$55,006	$9,620	$4,950	$—	$69,576
Fair value	54,989	9,599	5,131	—	69,719
Weighted average yield	0.55%	0.94%	2.65%	—	0.75%
U.S. government agencies:
Bonds:
Amortized cost	1,937	$21,156	$12,118	$331,616	$366,827
Fair value	1,949	21,330	13,087	329,422	365,788
Weighted average yield	1.60%	1.60%	3.55%	2.23%	2.23%
Residential mortgage-backed securities:
Amortized cost	2	$386	$988	$57,223	$58,599
Fair value	2	392	1,064	58,441	59,899
Weighted average yield	—%	2.85%	3.74%	3.14%	3.14%
Commercial mortgage-backed securities:
Amortized cost	—	$198	$22,560	$5,074	$27,832
Fair value	—	198	22,511	5,091	27,800
Weighted average yield	—	1.01%	3.01%	3.37%	3.06%
Collateralized mortgage obligations:
Amortized cost	—	$567	$9,146	$212,125	$221,838
Fair value	—	570	9,153	209,851	219,574
Weighted average yield	—	1.59%	1.29%	1.98%	1.95%
Corporate debt securities:
Amortized cost	7,380	$39,516	$47,064	$917	$94,877
Fair value	7,459	41,453	48,080	958	97,950
Weighted average yield	4.04%	4.27%	3.39%	6.22%	3.84%
States and political subdivisions:
Amortized cost	3,240	$3,883	$14,071	$122,615	$143,809
Fair value	3,240	3,891	14,261	125,021	146,413
Weighted average yield	0.93%	1.85%	2.51%	2.49%	2.44%
Commercial mortgage-backed securities:
Amortized cost	—	$—	$—	$498	$498
Fair value	—	—	—	531	531
Weighted average yield	—	—	—	6.22%	6.22%
Total securities portfolio:
Amortized cost	67,565	$75,326	$110,897	$730,068	$983,856
Fair value	67,639	77,433	113,287	729,315	987,674
Weighted average yield	0.98%	2.94%	3.01%	2.29%	2.33%

Non-Covered Loan Portfolio

Consolidated non-covered loans held for investment are detailed in the table below, classified by portfolio segment and segregated between those considered to be PCI loans and all other originated or acquired loans (in thousands). PCI loans showed evidence of credit deterioration on the date of acquisition that made it probable that all contractually required principal and interest payments will not be collected.

	Loans, excluding	PCI	Total
December 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$2,142,423	$13,350	$2,155,773
Real estate	2,260,464	52,775	2,313,239
Construction and land development	700,206	5,150	705,356
Consumer	44,893	779	45,672
Non-covered loans, gross	5,147,986	72,054	5,220,040
Allowance for loan losses	(40,929)	(4,486)	(45,415)
Non-covered loans, net of allowance	$5,107,057	$67,568	$5,174,625

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$1,745,409	$13,442	$1,758,851
Real estate	1,670,684	24,151	1,694,835
Construction and land development	404,465	9,178	413,643
Consumer	51,009	2,138	53,147
Non-covered loans, gross	3,871,567	48,909	3,920,476
Allowance for loan losses	(31,722)	(5,319)	(37,041)
Non-covered loans, net of allowance	$3,839,845	$43,590	$3,883,435

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$1,600,450	$36,816	$1,637,266
Real estate	1,418,003	39,250	1,457,253
Construction and land development	344,734	19,817	364,551
Consumer	51,067	4,509	55,576
Non-covered loans, gross	3,414,254	100,392	3,514,646
Allowance for loan losses	(30,104)	(3,137)	(33,241)
Non-covered loans, net of allowance	$3,384,150	$97,255	$3,481,405

Banking Segment

The loan portfolio constitutes the major earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio. The banking segment’s loan portfolio consists of the non-covered loan portfolio and the covered loan portfolio. The covered loan portfolio consists of loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC and is discussed below. The non-covered loan portfolio includes all other loans held by the Bank and is discussed herein.

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $5.9 billion, $4.7 billion and $4.2 billion at December 31, 2015,  2014 and 2013, respectively. The banking segment’s non-covered loan portfolio includes a $1.5 billion warehouse line of credit extended to PrimeLending, of which $1.4 billion and $1.2 billion was drawn at December 31, 2015 and 2014, respectively. At December 31, 2013, the banking segment’s non-covered loan portfolio included $1.0 billion drawn against the PrimeLending warehouse line of credit, as well as term loans to First Southwest that had outstanding balances of $23.0 million. Amounts advanced against the warehouse line of credit and the First Southwest term loan are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At December 31, 2015, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 30.1%, 14.2% and 13.5%, respectively, of the banking segment’s total non-covered loans at December 31, 2015. The banking segment’s non-covered loan concentrations were within regulatory guidelines at December 31, 2015.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are included within the commercial and industrial portfolio segment in the table above. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $602.8 million, $378.3 million and $281.6 million at December 31, 2015,  2014 and 2013, respectively. The increase during 2015, compared to 2014, was primarily attributable to the inclusion of the assets acquired in the SWS Merger. The increase during 2014, compared to 2013, was primarily attributable to increased borrowings in margin accounts held by FSC customers and correspondents.

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

	December 31,
	2015	2014	2013
Loans held for sale:
Unpaid principal balance	$1,410,445	$1,218,792	$1,037,528
Fair value adjustment	50,390	53,360	21,555
	$1,460,835	$1,272,152	$1,059,083
IRLCs:
Unpaid principal balance	$944,942	$621,216	$602,467
Fair value adjustment	23,762	17,057	12,151
	$968,704	$638,273	$614,618

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at December 31, 2015,  2014 and 2013 were $2.0 billion, $1.5 billion and $1.4 billion, respectively, while the related estimated fair values were ($1.2) million, ($11.1) million and $10.5 million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. As of December 31, 2015, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the FDIC Indemnification Asset. As of December 31, 2015, the Bank had billed $125.4 million of covered net losses to the FDIC, of which 80%, or $100.3 million, were reimbursable under the loss-share agreements. As of December 31, 2015, the Bank had received aggregate reimbursements of $100.3 million from the FDIC. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio,  the Bank has recorded a related “true-up” payment accrual of $5.5 million at December 31, 2015 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the FDIC Indemnification Asset will be adjusted and therefore may not be realized. If the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses are lower than currently estimated, the Bank may be required to increase its “true-up” payment accrual and recognize negative accretion (amortization) on the FDIC Indemnification Asset. These changes will be partially offset by increased discount accretion on the covered loan portfolio.

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

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
December 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$1,294	$7,507	$8,801
Real estate	147,502	193,546	341,048
Construction and land development	9,524	20,921	30,445
Consumer	—	—	—
Covered loans, gross	158,320	221,974	380,294
Allowance for loan losses	(32)	(1,500)	(1,532)
Covered loans, net of allowance	$158,288	$220,474	$378,762

	Loans, excluding	PCI	Total
December 31, 2014	PCI Loans	Loans	Loans
Commercial and industrial	$10,345	$20,435	$30,780
Real estate	183,886	368,964	552,850
Construction and land development	13,021	45,989	59,010
Consumer	—	—	—
Covered loans, gross	207,252	435,388	642,640
Allowance for loan losses	(77)	(4,534)	(4,611)
Covered loans, net of allowance	$207,175	$430,854	$638,029

	Loans, excluding	PCI	Total
December 31, 2013	PCI Loans	Loans	Loans
Commercial and industrial	$28,533	$38,410	$66,943
Real estate	223,304	564,678	787,982
Construction and land development	25,376	126,068	151,444
Consumer	—	—	—
Non-covered loans, gross	277,213	729,156	1,006,369
Allowance for loan losses	(179)	(882)	(1,061)
Non-covered loans, net of allowance	$277,034	$728,274	$1,005,308

At December 31, 2015, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 56.6% and 33.1%, respectively, of the banking segment’s total covered loans at December 31, 2015. The banking segment’s covered loan concentrations were within regulatory guidelines at December 31, 2015.

Loan Portfolio Maturities

Banking Segment

The following table provides information regarding the maturities of the banking segment’s non-covered and covered commercial and real estate loans held for investment, net of unearned income (in thousands).

	December 31, 2015
	Due Within	Due From One	Due After
	One Year	To Five Years	Five Years	Total
Commercial and industrial	$2,605,998	$275,598	$50,826	$2,932,422
Real estate (including construction and land development)	1,429,888	1,166,198	796,038	3,392,124
Total	$4,035,886	$1,441,796	$846,864	$6,324,546

Fixed rate loans	$3,256,294	$1,391,934	$836,663	$5,484,891
Floating rate loans	779,593	49,862	10,200	839,655
Total	$4,035,887	$1,441,796	$846,863	$6,324,546

In the table above, floating rate loans that have reached their applicable rate floor or ceiling are classified as fixed rate loans rather than floating rate loans. The majority of floating rate loans carry an interest rate tied to The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in our existing non-covered and covered loan portfolios. Management has responsibility for determining the level of the allowance for loan losses, subject to review by the Loan Review Committee of the Bank’s board of directors.

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

We have developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic. Impaired loans that are equal to or greater than $0.5 million are individually evaluated using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in our estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss, adjusted for qualitative or environmental factors. The Bank uses a rolling three year average net loss rate to calculate historical loss factors. The analysis is conducted by call report loan category, and further disaggregates commercial and industrial loans by collateral type. The analysis uses net charge-off experience by considering charge-offs and recoveries in determining the loss rate. The historical loss calculation for the quarter is calculated by dividing the current quarter net charge-offs for each loan category by the quarter ended loan category balance. The Bank utilizes a weighted average loss rate to better represent recent trends. The Bank weights the most recent four quarter average at 120% versus the oldest four quarters at 80%.

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

An allowance for loan losses on PCI loans is calculated using the quarterly recast of cash flows expected to be collected for each loan or pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions (similar to those used for the initial fair value estimate). Management judgment must be applied in developing these assumptions. If expected cash flows for a loan or pool decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan or pool increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield. This increase in accretable yield is taken into income over the remaining life of the loan.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $12.7 million, $16.9 million and $37.2 million during 2015,  2014 and 2013, respectively. The decrease in the provision for loan losses during 2014, compared with 2013, was attributable to lower charge-offs related to the pooling of PCI loans acquired in the FNB Transaction, lower originations and lower historical losses used in the calculation of the required reserve.

The allowance for loan losses is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at December 31, 2015, additional provisions for losses on existing loans may be necessary in the future. The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Year Ended December 31,
Non-Covered Portfolio	2015	2014	2013
Balance, beginning of year	$37,041	$33,241	$3,409
Provisions charged to operations	12,173	7,747	36,093
Recoveries of non-covered loans previously charged off:
Commercial and industrial	3,681	2,944	3,439
Real estate	520	218	282
Construction and land development	—	185	265
Consumer	127	105	61
Total recoveries	4,328	3,452	4,047
Non-covered loans charged off:
Commercial and industrial	7,144	6,926	9,359
Real estate	605	114	209
Construction and land development	—	—	524
Consumer	378	359	216
Total charge-offs	8,127	7,399	10,308
Net charge-offs	(3,799)	(3,947)	(6,261)
Balance, end of year	$45,415	$37,041	$33,241
Non-covered allowance for loan losses as a percentage of gross non-covered loans	0.87%	0.94%	0.95%

	Year Ended December 31,
Covered Portfolio	2015	2014	2013
Balance, beginning of year	$4,611	$1,061	$—
Provisions charged to operations	542	9,186	1,065
Recoveries of covered loans previously charged off:
Commercial and industrial	222	—	—
Real estate	120	—	—
Construction and land development	—	—	—
Consumer	—	—	—
Total recoveries	342	—	—
Covered loans charged off:
Commercial and industrial	915	90	4
Real estate	2,869	5,399	—
Construction and land development	179	147	—
Consumer	—	—	—
Total charge-offs	3,963	5,636	4
Net charge-offs	(3,621)	(5,636)	(4)
Balance, end of year	$1,532	$4,611	$1,061
Covered allowance for loan losses as a percentage of gross covered loans	0.40%	0.72%	0.11%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the table below (dollars in thousands).

	December 31,
	2015		2014		2013
		% of		% of		% of
		Gross		Gross		Gross
		Non‑Covered		Non‑Covered		Non‑Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans	Reserve	Loans
Commercial and industrial	$20,054	41.30%	$18,999	44.86%	$16,865	46.58%
Real estate (including construction and land development)	25,047	57.83%	17,581	53.78%	16,288	51.84%
Consumer	314	0.87%	461	1.36%	88	1.58%
Total	$45,415	100.00%	$37,041	100.00%	$33,241	100.00%

	December 31,
	2015		2014		2013
		% of		% of		% of
		Gross		Gross		Gross
		Covered		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans	Reserve	Loans
Commercial and industrial	$758	2.31%	$1,193	4.79%	$1,053	6.65%
Real estate (including construction and land development)	774	97.69%	3,418	95.21%	8	93.35%
Consumer	—	—%	—	—%	—	—%
Total	$1,532	100.00%	$4,611	100.00%	$1,061	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio, we had two credit relationships totaling $1.6 million of potential problem loans at December 31, 2015, compared with three credit relationships totaling $1.8 million of potential problem loans at December 31, 2014 and ten credit relationships totaling $24.7 million of potential problem loans at December 31, 2013.  Within our covered loan portfolio, we had one credit relationship totaling $0.5 million of potential problem loans at December 31, 2015, compared with no credit relationships with potential problem loans at December 31, 2014 and two credit relationships totaling $3.3 million of potential problem loans at December 31, 2013.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	December 31,
	2015	2014	2013
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$17,764	$16,648	$16,730
Real estate	7,160	4,707	6,511
Construction and land development	114	703	112
Consumer	7	—	—
	$25,045	$22,058	$23,353

Non-covered non-performing loans as a percentage of total non-covered loans	0.37%	0.42%	0.51%

Non-covered other real estate owned	$394	$808	$4,805

Other repossessed assets	$—	$361	$13

Non-covered non-performing assets	$25,439	$23,227	$28,171

Non-covered non-performing assets as a percentage of total assets	0.21%	0.25%	0.32%

Non-covered loans past due 90 days or more and still accruing	$50,776	$19,237	$7,301

Troubled debt restructurings included in accruing non-covered loans	$1,418	$2,901	$1,055

At December 31, 2015, total non-covered non-performing assets increased $2.2 million to $25.4 million, compared with $23.2 million at December 31, 2014. Total non-covered non-performing assets decreased $5.0 million to $23.2 million at December 31, 2014, compared with $28.2 million at December 31, 2013, primarily due to a decrease in non-covered other real estate owned of $4.0 million. Non-covered non-performing loans totaled $25.0 million, $22.1 million and $23.4 million at December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, non-covered non-accrual loans included 20 commercial and industrial relationships with loans of $17.4 million secured by accounts receivable, inventory, life insurance, livestock, and oil and gas, and a total of $0.3 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2015 also included $7.2 million of real estate loans, including four commercial real estate loan relationships of $4.6 million and loans secured by residential real estate of $2.6 million, $1.6 million of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million. At December 31, 2014, non-covered non-accrual loans included twelve commercial and industrial relationships with loans of $15.0 million secured by accounts receivable, inventory, equipment and life insurance, and a total of $1.6 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2014 also included $4.7 million characterized as real estate loans, including two commercial real estate loan relationships of $0.4 million and loans secured by residential real estate of $1.3 million, $3.0 million of which were classified as loans held for sale, as well as construction and land development loans of $0.7 million. At December 31, 2013, non-covered non-accrual loans included five commercial and industrial relationships with loans of $14.0 million secured by accounts receivable, inventory, equipment, aircraft and life insurance, and a total of $1.0 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2013 also included $6.5 million characterized as real estate loans, including three commercial real estate loan relationships of $2.5 million and loans secured by residential real estate of $3.5 million, substantially all of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million.

Non-covered OREO decreased $0.4 million to $0.4 million at December 31, 2015, compared with $0.8 million at December 31, 2014. Changes in non-covered OREO included the disposal of ten properties totaling $6.5 million, nine of which were acquired in the SWS Merger. At December 31, 2015, non-covered OREO included commercial properties of $0.4 million. At December 31, 2014, non-covered OREO included commercial properties of $0.4 million and commercial real estate property consisting of parcels of unimproved land of $0.4 million. Non-covered OREO decreased $4.0 million to $0.8 million at December 31, 2014, compared with $4.8 million at December 31, 2013. Changes in non-covered OREO included the disposal of twelve properties totaling $5.8 million and the addition of seven properties totaling $2.6 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $50.8 million, $19.2 million and $7.3 million at December 31, 2015, 2014 and 2013, respectively. Included in those amounts were $50.8 million, $19.2 million and $6.8 million, respectively, of loans held for sale and guaranteed by U.S. Government agencies that are subject to repurchase, or have been repurchased, by PrimeLending. The remaining amounts of loans past due and still accruing at December 31, 2013 included secured commercial and industrial loans, and a real estate loan.

At December 31, 2015, troubled debt restructurings (“TDRs”) on non-covered loans totaled $9.3 million. These TDRs were comprised of $1.4 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $7.9 million reported in non-accrual loans. At December 31, 2014, TDRs on non-covered loans totaled $10.3 million, of which $2.9 million relate to non-covered loans that are considered to be performing and non-covered non-performing loans of $7.4 million reported in non-accrual loans. At December 31, 2013, TDRs on non-covered loans totaled $11.4 million, of which $1.1 million relate to non-covered loans that are considered to be performing and non-covered non-performing loans of $10.3 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	December 31,
	2015	2014	2013
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$68	$1,325	$973
Real estate	2,958	31,869	249
Construction and land development	5,952	1,029	575
Consumer	—	—	—
	$8,978	$34,223	$1,797

Covered non-performing loans as a percentage of total covered loans	2.36%	5.33%	0.18%

Covered other real estate owned:
Real estate - residential	$17,718	$15,711	$11,634
Real estate - commercial	33,425	40,889	51,897
Construction and land development - residential	9,190	21,719	36,866
Construction and land development - commercial	38,757	58,626	42,436
	$99,090	$136,945	$142,833

Other repossessed assets	$—	$—	$—

Covered non-performing assets	$108,068	$171,168	$144,630

Covered non-performing assets as a percentage of total assets	0.91%	1.85%	1.62%

Covered loans past due 90 days or more and still accruing	$—	$67	$—

Troubled debt restructurings included in accruing covered loans	$515	$326	$—

At December 31, 2015, covered non-performing assets decreased by $63.1 million to $108.1 million, compared with $171.2 million at December 31, 2014, due to decreases in covered non-accrual loans of $25.3 million and covered other real estate owned of $37.8 million. At December 31, 2014, covered non-performing assets increased by $26.6 million to $171.2 million, compared with $144.6 million at December 31, 2013, primarily due to an increase in covered non-accrual loans of $32.4 million. Covered non-performing loans totaled $9.0 million, $34.2 million and $1.8 million at December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, covered non-performing loans included four commercial and industrial relationships with loans of $0.1 million secured by accounts receivable and inventory, two commercial real estate loan relationships of $0.4 million, 25 residential real estate loan relationships of $2.5 million, as well as construction and land development loans of $6.0 million. At December 31, 2014, covered non-performing loans included two commercial and industrial relationships with loans of $1.2 million secured by accounts receivable and inventory, four commercial real estate loan relationships of $30.8 million, nine residential real estate loan relationships of $1.1 million, as well as construction and land development loans of $1.0 million. At December 31, 2013, covered non-performing loans of $1.8 million included one commercial and industrial relationship with loans of $1.0 million secured by accounts receivable, inventory and equipment. Covered non-accrual loans at December 31, 2013 also included one commercial real estate loan relationship of $0.2 million, as well as construction and land development loans of $0.6 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $37.8 million to $99.1 million at December 31, 2015, compared with $136.9 million at December 31, 2014. The decrease was primarily due to the disposal of 251 properties totaling $71.7 million and fair value valuation decreases of $16.6 million, partially offset by the addition of 150 properties totaling $50.5 million. Covered OREO decreased $5.9 million to $136.9 million at December 31, 2014, compared with $142.8 million at December 31, 2013. The decrease was primarily due to the disposal of 252 properties totaling $51.1 million and fair value valuation decreases of $19.7 million, partially offset by the addition of 210 properties totaling $64.9 million.

There were no covered non-PCI loans past due 90 days or more and still accruing at December 31, 2015 and 2013.

Covered non-PCI loans past due 90 days or more and still accruing totaled $0.1 million at December 31, 2014 and included a secured commercial and industrial loan, a construction and land development loan, and a residential real estate loan.

At December 31, 2015, TDRs on covered loans totaled $1.5 million, of which $0.5 million relate to covered loans that are considered to be performing and covered non-performing loans of $1.0 million included in non-accrual loans. At December 31, 2014, TDRs on covered loans totaled $0.7 million, of which $0.3 million relate to covered loans that are considered to be performing and covered non-performing loans of $0.4 million included in non-accrual loans. There were no TDRs on covered loans at December 31, 2013.

Insurance Losses and Loss Adjustment Expenses

At December 31, 2015, 2014 and 2013, our gross reserves for unpaid losses and LAE were $44.4 million, $29.7 million and $25.4 million, respectively, including estimated recoveries from reinsurance of $13.5 million, $4.3 million and $4.5 million, respectively. The increase in the gross reserves for unpaid losses and LAE was primarily due to increased reserves attributable to prior period adverse development associated with litigation emerging from a series of hail storms within the 2012 through 2014 accident years and significant losses experienced from severe weather events. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

The reserve analysis performed by our actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, the results of the reserve analysis are summarized and discussed with our senior management. The senior management group considers many factors in determining the amount of reserves to record for financial statement purposes. These factors include the extent and timing of any recent catastrophic events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market. We would consider reasonably likely changes in the key assumptions to have an impact on our best estimate by plus or minus 10%. At December 31, 2015, this equates to approximately plus or minus $3.1 million, or 2.02% of insurance segment equity, and 3.1% of calendar year 2015 insurance losses.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $7.0 billion during 2015, an increase from average deposits of $6.4 billion during 2014 and $5.3 million during 2013. The significant year-over-year increases in average deposits were primarily due to the assumption of deposits in each of the Bank Transactions.  For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Year Ended December 31,
	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,187,336	0.00%	$1,862,277	0.00%	$1,370,029	0.00%
Interest-bearing demand deposits	3,011,647	0.13%	2,249,527	0.22%	1,930,622	0.24%
Savings deposits	297,857	0.15%	304,774	0.19%	247,789	0.32%
Time deposits	1,494,573	0.74%	1,936,447	0.53%	1,745,483	0.54%
	$6,991,413	0.22%	$6,353,025	0.25%	$5,293,923	0.28%

The maturity of consolidated interest-bearing time deposits of $100,000 or more at December 31, 2015 is set forth in the table below (in thousands).

Months to maturity:
3 months or less	$229,827
3 months to 6 months	130,973
6 months to 12 months	232,273
Over 12 months	430,512
$1,023,585

The banking segment experienced decreases of $186.2 million in interest-bearing time deposits of $100,000 or more at December 31, 2015, compared with December 31, 2014, and $464.6 million at December 31, 2014, compared to December 31, 2013, primarily due our strategic decisions to both not renew any “listing service” time deposits and offer lower renewal rates on certain time deposits acquired in the FNB Transaction to conform to the Bank’s interest rate structure. At December 31, 2015, there were $799.2 million in interest-bearing time deposits scheduled to mature within one year.

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	December 31,
	2015		2014		2013
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$947,373	0.56%	$762,696	0.32%	$342,087	0.36%
Notes payable	238,716	3.93%	56,684	4.27%	56,327	6.33%
Junior subordinated debentures	67,012	3.58%	67,012	3.52%	67,012	3.59%
	$1,253,101	1.38%	$886,392	0.88%	$465,426	2.10%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $184.7 million increase in short-term borrowings at December 31, 2015 compared with December 31, 2014 was primarily due to an increase in borrowings of $167.4 million in our banking segment to fund an increase in borrowings under the mortgage origination segment’s warehouse line of credit with the Bank and an increase of $17.3 million in borrowings by the Hilltop Broker-Dealers to finance their activities. The increase in Hilltop Broker-Dealer borrowings was primarily due to the inclusion of the operations acquired in the SWS Merger. The $420.6 million increase in short-term borrowings at December 31, 2014 compared with December 31, 2013 was primarily due to an increase of $375.0 million in borrowings at the FHLB that had an original maturity of one year. This increase was the result of a strategic decision to lengthen the weighted-average duration of the Bank’s funding in an effort to manage interest rate risk, higher funding requirements associated with the increase in our mortgage origination segment’s balance on its warehouse line of credit with the Bank and a decrease in deposits acquired in the FNB Transaction. Notes payable at December 31, 2015 of $238.7 million was comprised of $148.2 million related to Senior Notes, net of loan origination fees, associated with our debt offering in April 2015, insurance segment term notes of $54.5 million and FHLB borrowings with an original maturity greater than one year held by the former SWS FSB within the banking segment of $36.0 million. For the 2015 period above, the average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger. Notes payable at December 31, 2014 of $56.7 million was comprised of insurance segment term notes and nonrecourse notes owed by First Southwest. The First Southwest nonrecourse notes of $4.2 million at December 31, 2014 were paid off in January 2015.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have cash resources available to make acquisitions. At December 31, 2015, Hilltop had $55.5 million in freely available cash and cash equivalents, a decrease of $90.5 million from $146.0 million at December 31, 2014. This decrease in available cash was primarily due to the uses of $117.6 million to repurchase and pay dividends on our Series B Preferred Stock, $78.2 million to settle the cash portion of the merger consideration associated with the SWS Merger and $30.0 million to repurchase shares of our common stock, which were partially offset by net proceeds of $148.1 million received from our issuance of Senior Unsecured Notes. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop may also receive dividends from its subsidiaries. The current short-term liquidity needs of Hilltop include operating expenses and interest on debt obligations.

Senior Notes due 2025

On April 9, 2015, we completed an offering of $150.0 million aggregate principal amount of our Senior Unregistered Notes in a private offering that was exempt from the registration requirements of the Securities Act. The Senior Unregistered Notes were offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside of the United States under Regulation S under the Securities Act. The Senior Unregistered Notes were issued pursuant to an indenture, dated as of April 9, 2015 (the “indenture”), by and between Hilltop and U.S. Bank National Association, as trustee. The net proceeds from the offering, after deducting estimated fees and expenses and the initial purchasers’ discounts, were approximately $148 million. We used the net proceeds of the offering to redeem all of our outstanding Series B Preferred Stock at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million and Hilltop utilized the remainder for general corporate purposes.

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

Stock Repurchase Program

During the second quarter of 2015, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase, in the aggregate, up to $30.0 million of our outstanding common stock. Under the stock repurchase program authorized, we could repurchase shares in open-market purchases or privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The purchases were funded from available cash balances. During 2015, we paid $30.0 million to repurchase and retire an aggregate of 1,390,977 shares of common stock at an average price of $21.56 per share. The extent to which we repurchased our shares and the timing of such repurchases depended upon market conditions and other corporate considerations, as determined by Hilltop’s management team. The retired shares were returned to our pool of authorized but unissued shares of common stock. The stock repurchase program terminated effective December 31, 2015.

SWS

On January 1, 2015, we completed our acquisition of SWS in a stock and cash transaction, whereby SWS’s broker-dealer subsidiaries became subsidiaries of Securities Holdings and SWS’s banking subsidiary, SWS FSB, was merged into the Bank. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.1 million, consisting of 10.1 million shares of common stock, $78.2 million in cash and $70.3 million associated with our existing investment in SWS common stock. On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Since this approval, we have completed the integration of the back-office systems of FSC and Hilltop Securities and, effective as of the close of business on January 22, 2016, merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. Concurrent with this merger, Hilltop contributed $20.0 million of its freely usable cash to Securities Holdings to provide additional capital.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family assets. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio,  the Bank has recorded a related “true-up” payment accrual of $5.5 million at December 31, 2015 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2015, under guidance issued by the Board of Governors of the Federal Reserve System.

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

At December 31, 2015, Hilltop exceeded all regulatory capital requirements in accordance with Basel III with a total capital to risk weighted assets ratio of 18.89%, Tier 1 capital to risk weighted assets ratio of 18.48%, common equity Tier 1 capital to risk weighted assets ratio of 17.87% and a Tier 1 capital to average assets, or leverage, ratio of 12.65%.

The Bank’s consolidated actual capital amounts and ratios at December 31, 2015 resulted in it being considered “well-capitalized” under regulatory requirements in accordance with Basel III, and included a total capital to risk weighted assets ratio of 16.99%, Tier 1 capital to risk weighted assets ratio of 16.25%, common equity Tier 1 capital to risk weighted assets ratio of 16.23%, and a Tier 1 capital to average assets, or leverage, ratio of 13.22%.  We discuss regulatory capital requirements in more detail in Note 21 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Banking — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of our Annual Report on Form 10-K.

Banking Segment

Within our banking segment, our primary uses of cash are for customer withdrawals and extensions of credit as well as our borrowing costs and other operating expenses. Our asset and liability group is responsible for continuously monitoring our liquidity position to ensure that our assets and liabilities are managed in a manner that will meet our short-term and long-term cash requirements. Our goal is to manage our liquidity position in a manner such that we can meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities and collateralized mortgage obligations, the possible sale of available for sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. For short-term liquidity needs, we utilize federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. For intermediate liquidity needs, we utilize advances from the FHLB. To supply liquidity over the longer term, we have access to brokered time deposits, term loans at the FHLB and borrowings under lines of credit with other financial institutions.

We had deposits of $7.0 billion at December 31, 2015, an increase of $582.8 million from $6.4 billion at December 31, 2014. This increase is primarily due to the inclusion of deposits assumed in the SWS Merger. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At December 31, 2015, money market deposits, including brokered deposits, were $1.6 billion; time deposits, including brokered deposits, were $1.4 billion; and noninterest bearing demand deposits were $2.2 billion. Money market deposits, including brokered deposits, increased by $692.4 million from $941.8 million and time deposits, including brokered deposits, decreased $321.8 million from $1.7 billion at December 31, 2014.

The Bank’s 15 largest depositors, excluding Hilltop Securities, accounted for 11.24% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop Securities, accounted for 5.71% of the Bank’s total deposits at December 31, 2015. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At December 31, 2015, FSC had credit arrangements with  three unaffiliated banks of up to $255.0 million and Hilltop Securities had credit arrangements with six unaffiliated banks of up to $650.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. At December 31, 2015, FSC had borrowed $70.7 million under these credit arrangements. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $45.0 million. At December 31, 2015, Hilltop Securities had no outstanding borrowings under its credit arrangements or the credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.5 billion maintained with the Bank. At December 31, 2015, PrimeLending had outstanding borrowings of $1.4 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million, and PrimeLending Ventures, LLC (“Ventures”) has an available line of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) of up to $20.0 million. At December 31, 2015, PrimeLending and Ventures had no borrowings under the JPMorgan Chase or Wells Fargo lines of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $220.9 million, or 90.0%, equity investments of $17.4 million and other investments of $7.2 million comprised NLC’s $245.5 million in total cash and investments at December 31, 2015. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo and an investment management agreement with DTF Holdings, LLC.

Contractual Obligations

The following table presents information regarding our contractual obligations at December 31, 2015 (in thousands). Our reserve for losses and LAE does not have a contractual maturity date. However, based on historical payment patterns, the amounts presented are management’s estimate of the expected timing of these payments. The timing of payments is subject to significant uncertainty. NLC maintains a portfolio of investments with varying maturities to provide adequate cash flows for such payments. Payments related to leases are based on actual payments specified in the underlying contracts. Payments related to short-term borrowings and long-term debt obligations include the estimated contractual interest payments under the respective agreements.

	Payments Due by Period (1)
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Reserve for losses and LAE	$30,074	$12,598	$1,553	$132	$44,357
Short-term borrowings	951,078	—	—	—	951,078
Long-term debt obligations	19,867	45,259	33,366	361,231	459,723
Capital lease obligations	1,103	2,296	2,385	7,127	12,911
Operating lease obligations	33,231	50,243	28,099	31,435	143,008
Total	$1,035,353	$110,396	$65,403	$399,925	$1,611,077

(1)

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. The ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.7 billion at December 31, 2015 and outstanding financial and performance standby letters of credit of $38.9 million at December 31, 2015.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. Our significant accounting policies are presented in Note 1 to our consolidated financial statements, which are included in this Annual Report. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for loan losses, FDIC Indemnification Asset, reserve for losses and LAE, goodwill and identifiable intangible assets, mortgage loan indemnification liability, mortgage servicing rights asset and acquisition accounting.

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

FDIC Indemnification Asset

The FDIC Indemnification Asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into noninterest income within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset is reviewed quarterly and the accretion rate is adjusted for changes in the timing of cash flows expected to be collected from the FDIC. Cumulative net losses over the life of the loss-share agreements of less than $240.4 million will reduce the value of the FDIC Indemnification Asset. Any amortization of changes in value of the FDIC Indemnification Asset is limited to the contractual terms of the loss-share agreements. Increases and decreases to the FDIC Indemnification Asset are recorded as adjustments to noninterest income within the consolidated statements of operations over the life of the loss-share agreements.

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and LAE represents our best estimate of our ultimate liability for losses and LAE relating to events that occurred prior to the end of any given accounting period but have not been paid, less a reduction for reinsurance recoverables related to those liabilities. Months and potentially years may elapse between the occurrence of a loss covered by one of our insurance policies, the reporting of the loss and the payment of the claim. We record a liability for estimates of losses that will be paid for claims that have been reported, which is referred to as case reserves. As claims are not always reported when they occur, we estimate liabilities for claims that have occurred but have not been reported (“IBNR”).

Each of our insurance company subsidiaries establishes a reserve for all of its unpaid losses, including case reserves and IBNR reserves, and estimates for the cost to settle the claims. We estimate our IBNR reserves by estimating our ultimate liability for loss and LAE reserves first, and then reducing that amount by the amount of cumulative paid claims and by the amount of our case reserves. The reserve analysis performed by our actuaries provides preliminary central estimates of the unpaid losses and LAE. At each quarter-end, the results of the reserve analysis are summarized and discussed with our senior management. The senior management group considers many factors in determining the amount of reserves to record for financial statement purposes. These factors include the extent and timing of any recent catastrophic events, historical pattern and volatility of the actuarial indications, the sensitivity of the actuarial indications to changes in paid and reported loss patterns, the consistency of claims handling processes, the consistency of case reserving practices, changes in our pricing and underwriting, and overall pricing and underwriting trends in the insurance market. As experience develops or new information becomes known, we increase or decrease the level of our reserves in the period in which changes to the estimates are determined. Accordingly, the actual losses and LAE may differ materially from the estimates we have recorded. See “Insurance Losses and Loss Adjustment Expenses” earlier in this Item 7 for additional discussion.

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

Mortgage Loan Indemnification Liability

The mortgage origination segment may be responsible for errors or omissions relating to its representations and warranties that the mortgage loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the mortgage loan. If determined to be at fault, the mortgage origination segment either repurchases the mortgage loans from the investors or reimburses the investors’ losses (a “make-whole” payment). The mortgage origination segment has established an indemnification liability for such probable losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. Although we consider this reserve to be appropriate, there can be no assurance that the reserve will prove to be appropriate over time to cover ultimate losses, due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters will be considered in the reserving process when known.

Mortgage Servicing Rights Asset

The Company measures its residential mortgage servicing rights asset using the fair value method. Under the fair value method, the retained MSR assets are carried in the balance sheet at fair value and the changes in fair value are reported in earnings within other noninterest income in the period in which the change occurs. Retained MSR assets are measured at fair value as of the date of sale of the related mortgage loan. Subsequent fair value measurements are determined using a discounted cash flow model. In order to determine the fair value of the MSR asset, the present value of expected future cash flows is estimated. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.

The model assumptions and the MSR asset fair value estimates are compared to observable trades of similar portfolios as well as to MSR asset broker valuations and industry surveys, as available. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the MSR asset. The value of the MSR asset is also dependent upon the discount rate used in the model, which is based on current market rates. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would reduce the value of the MSR asset.

Acquisition Accounting

We account for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair values at the date of acquisition. Management applies various valuation methodologies to these acquired assets and assumed liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, among others, projected cash flows, prepayment and default assumptions, discount rates, and realizable collateral values. Purchase date valuations, which are subject to change for up to one year after the acquisition date, determine the amount of goodwill or bargain purchase gain recognized in connection with the business combination. Changes to provisional amounts identified during this measurement period are recognized in the reporting period in which the adjustment amounts are determined. Certain assumptions and estimates must be updated regularly in connection with the ongoing accounting for purchased loans. Valuation assumptions and estimates may also have to be revisited in connection with periodic assessments of possible value impairment, including impairment of goodwill, intangible assets and certain other long-lived assets. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on the Company’s results of operations.

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

At December 31, 2015, total long-term debt obligations on our consolidated balance sheet, excluding unamortized debt issuance costs, was $306.6 million, and was comprised of $186.0 million in debt obligations subject to fixed interest rates, with the remainder of indebtedness subject to variable interest rates. If LIBOR and the prime rate were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	December 31, 2015
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,647,074	$661,040	$875,764	$335,840	$804,272	$6,323,990
Securities	207,223	238,518	184,758	55,298	260,260	946,057
Federal funds sold and securities purchased under agreements to resell	17,409	—	—	—	—	17,409
Other interest sensitive assets	339,891	—	—	—	—	339,891
Total interest sensitive assets	4,211,597	899,558	1,060,522	391,138	1,064,532	7,627,347

Interest sensitive liabilities:
Interest bearing checking	$2,733,614	$—	$—	$—	$—	$2,733,614
Savings	273,390	—	—	—	—	273,390
Time deposits	406,694	449,957	423,216	40,136	31,904	1,351,907
Notes payable and other borrowings	733,019	76,026	22,422	6,001	12,968	850,436
Total interest sensitive liabilities	4,146,717	525,983	445,638	46,137	44,872	5,209,347

Interest sensitivity gap	$64,880	$373,575	$614,884	$345,001	$1,019,660	$2,418,000

Cumulative interest sensitivity gap	$64,880	$438,455	$1,053,339	$1,398,340	$2,418,000

Percentage of cumulative gap to total interest sensitive assets	0.85%	5.75%	13.81%	18.33%	31.70%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at December 31, 2015 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$20,701	7.62%	$77,754	5.47%
+200	$8,555	3.15%	$58,749	4.13%
+100	$(2,878)	(1.06)%	$32,975	2.32%
-50	$633	0.23%	$(12,946)	(0.91)%

The projected changes in net interest income and economic value of equity to changes in interest rates at December 31, 2015 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

We have recently expanded, and may continue to expand, our residential mortgage servicing operations within our mortgage origination segment. As a result of our mortgage servicing business, we have a portfolio of retained MSR. One of the principal risks associated with MSR is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. The mortgage origination segment uses derivative financial instruments, including interest rate swaps, swaptions, and forward MBS commitments, as a means to mitigate market risk associated with MSR assets. No hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. The increasing size of our MSR portfolio may increase our interest rate risk and, correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as it relates to the incorporation of the acquired systems and processes associated with the SWS Merger into our internal control environment.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our assessment, management concluded that, at December 31, 2015, our internal control over financial reporting is effective.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, or in Item 5 of this Annual Report for the year ended December 31, 2015, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed herewith as part of this Form 10-K.

Page
1.	Financial Statements.

Hilltop Holdings Inc.
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Statements of Comprehensive Income	F-5
	Consolidated Statements of Stockholders’ Equity	F-6
	Consolidated Statements of Cash Flows	F-7
	Notes to Consolidated Financial Statements	F-8

2.	Financial Statement Schedules.

All financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements.

3.	Exhibits. See the Exhibit Index following the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: February 24, 2016	By:	/s/ Jeremy B. Ford
Jeremy B. Ford
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Chief Executive Officer and Director	February 24, 2016
Jeremy B. Ford	(Principal Executive Officer)

/s/ Darren Parmenter	Executive Vice President — Principal Financial Officer	February 24, 2016
Darren Parmenter	(Principal Financial and Accounting Officer)

Director
Charlotte Jones Anderson

/s/ Rhodes Bobbitt	Director	February 24, 2016
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Audit Committee Member	February 24, 2016
Tracy A. Bolt

/s/ W. Joris Brinkerhoff	Director	February 24, 2016
W. Joris Brinkerhoff

Director
J. Taylor Crandall

/s/ Charles R. Cummings	Director and Chairman of Audit Committee	February 24, 2016
Charles R. Cummings

/s/ Hill A. Feinberg	Director	February 24, 2016
Hill A. Feinberg

/s/ Gerald J. Ford	Director	February 24, 2016
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	February 24, 2016
J. Markham Green

Director
William T. Hill, Jr.

/s/ James R. Huffines	Director	February 24, 2016
James R. Huffines

/s/ Lee Lewis	Director	February 24, 2016
Lee Lewis

/s/ Andrew J. Littlefair	Director	February 24, 2016
Andrew J. Littlefair

/s/ W. Robert Nichols, III	Director	February 24, 2016
W. Robert Nichols, III

/s/ C. Clifton Robinson	Director	February 24, 2016
C. Clifton Robinson

/s/ Kenneth D. Russell	Director	February 24, 2016
Kenneth D. Russell

/s/ A. Haag Sherman	Director	February 24, 2016
A. Haag Sherman

/s/ Robert Taylor, Jr.	Director	February 24, 2016
Robert Taylor, Jr.

/s/ Carl B. Webb	Director	February 24, 2016
Carl B. Webb

/s/ Alan B. White	Director	February 24, 2016
Alan B. White

Exhibit Number	Description of Exhibit

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

2.2

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

4.3.1

Amended and Restated Declaration of Trust, dated as of July 31, 2001, by and among U.S. Bank National Association (successor in interest to State Street Bank and Trust Company of Connecticut, National Association), as Institutional Trustee, PlainsCapital Corporation, and the Administrators party thereto from time to time (filed as Exhibit 4.2 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.3.2

First Amendment to Amended and Restated Declaration of Trust, dated as of August 7, 2006, by and between PlainsCapital Corporation and U.S. Bank National Association, as Institutional Trustee (filed as Exhibit 4.3 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.3.3

Indenture, dated as of July 31, 2001, by and between PlainsCapital Corporation and U.S. Bank National Association (successor in interest to State Street Bank and Trust Company of Connecticut, National Association), as Trustee (filed as Exhibit 4.4 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.3.4

First Supplemental Indenture, dated as of August 7, 2006, by and between PlainsCapital Corporation and U.S. Bank National Association, as Trustee (filed as Exhibit 4.5 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.3.5

Second Supplemental Indenture, dated as of November 30, 2012, by and among U.S. Bank National Association, as Trustee, PlainsCapital Corporation (f/k/a Meadow Corporation) and PlainsCapital Corporation (filed as Exhibit 4.5.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

4.3.6

Amended and Restated Floating Rate Junior Subordinated Deferrable Interest Debenture of Plains Capital Corporation, dated as of August 7, 2006, by PlainsCapital Corporation  in favor of U.S. Bank National Association, as Institutional Trustee for PCC Statutory Trust I (filed as Exhibit 4.6 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.3.7

Guarantee Agreement, dated as of July 31, 2001, by and between PlainsCapital and U.S. Bank National Association (successor in interest to State Street Bank and Trust Company of Connecticut, National Association), as Trustee (filed as Exhibit 4.7 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.3.8

First Amendment to Guarantee Agreement, dated as of August 7, 2006, by and between PlainsCapital Corporation and U.S. Bank National Association, as Guarantee Trustee (filed as Exhibit 4.8 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.4.1

Amended and Restated Declaration of Trust, dated as of March 26, 2003, by and among U.S. Bank National Association, as Institutional Trustee, PlainsCapital Corporation, and the Administrators party thereto from time to time (filed as Exhibit 4.9 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.4.2

Indenture, dated as of March 26, 2003, by and between PlainsCapital Corporation and U.S. Bank National Association, as Trustee (filed as Exhibit 4.10 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

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

4.4.4

Floating Rate Junior Subordinated Deferrable Interest Debenture of Plains Capital Corporation, dated as of March 26, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association, as Institutional Trustee for PCC Statutory Trust II (filed as Exhibit 4.11 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.4.5

Guarantee Agreement, dated as of March 26, 2003, by and between PlainsCapital Corporation  and U.S. Bank National Association, as Guarantee Trustee (filed as Exhibit 4.12 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.5.1

Amended and Restated Declaration of Trust, dated as of September 17, 2003, by and among U.S. Bank National Association, as Institutional Trustee, PlainsCapital Corporation, and the Administrators party thereto from time to time (filed as Exhibit 4.13 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.5.2

Indenture, dated as of September 17, 2003, by and between PlainsCapital Corporation and U.S. Bank National Association, as Trustee (filed as Exhibit 4.14 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

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

4.5.4

Floating Rate Junior Subordinated Deferrable Interest Debenture of Plains Capital Corporation, dated as of September 17, 2003, by PlainsCapital Corporation in favor of U.S. Bank National Association, as Institutional Trustee for PCC Statutory Trust III (filed as Exhibit 4.15 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.5.5

Guarantee Agreement, dated as of September 17, 2003, by and between PlainsCapital Corporation and U.S. Bank National Association, as Guarantee Trustee (filed as Exhibit 4.16 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.6.1

Amended and Restated Trust Agreement, dated as of February 22, 2008, by and among PlainsCapital Corporation, Wells Fargo Bank, N.A., as Property Trustee, Wells Fargo Delaware Trust Company, as Delaware Trustee, and the Administrators party thereto from time to time (filed as Exhibit 4.17 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.6.2

Junior Subordinated Indenture, dated as of February 22, 2008, by and between PlainsCapital Corporation and Wells Fargo Bank, N.A., as Trustee (filed as Exhibit 4.18 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.6.3

First Supplemental Indenture, dated as of November 30, 2012, by and between PlainsCapital Corporation (f/k/a Meadow Corporation) and Wells Fargo Bank, National Association, as Trustee. (filed as Exhibit 4.8.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

4.6.4

Plains Capital Corporation Floating Rate Junior Subordinated Note due 2038, dated as of February 22, 2008, by PlainsCapital Corporation in favor of Wells Fargo Bank, N.A., as Property Trustee of PCC Statutory Trust IV (filed as Exhibit 4.19 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.6.5

Guarantee Agreement, dated as of February 22, 2008, by and between PlainsCapital Corporation  and Wells Fargo Bank, N.A., as Guarantee Trustee (filed as Exhibit 4.20 to the Registration Statement on Form 10 filed by PlainsCapital Corporation on April 17, 2009 (File No. 000-53629) and incorporated herein by reference).

4.7

Indenture, dated as of April 9, 2015, by and between Hilltop Holdings, Inc. and U.S. Bank National Association, as Trustee, including form of notes (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2015 (File No. 001-31987) and incorporated herein by reference).

10.1.1†

Affordable Residential Communities Inc. 2003 Equity Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-109816) and incorporated herein by reference).

10.1.2†

Form of Affordable Residential Communities Inc. 2003 Equity Incentive Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.2.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-31987) and incorporated herein by reference).

10.2

Registration Rights Agreement, dated as of April 9, 2015, by and among Hilltop Holdings, Inc., Barclays Capital Inc. and Sandler O’Neill & Partners, L.P. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2015 (File No. 001-31987) and incorporated herein by reference).

10.3†

Retention Agreement, dated May 8, 2012, but effective as of November 30, 2012, by and among Alan B. White, Hilltop Holdings Inc. and PlainsCapital Corporation (f/k/a Meadow Corporation) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2012 (File No. 001-31987) and incorporated herein by reference).

10.4†

Retention Agreement, dated May 8, 2012, but effective as of November 30, 2012, by and among Jerry L. Schaffner, Hilltop Holdings Inc. and PlainsCapital Corporation (f/k/a Meadow Corporation) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 11, 2012 (File No. 001-31987) and incorporated herein by reference).

10.5†

Employment Agreement, dated as of December 4, 2014, by and between James R. Huffines and Hilltop Holdings Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2014 (File No. 001-31987) and incorporated herein by reference).

10.6†

Employment Agreement, dated as of December 4, 2014, by and between Todd Salmans and Hilltop Holdings Inc. (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-31987) and incorporated herein by reference).

10.7†	Compensation arrangement of Jeremy B. Ford (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015 (File No. 001-31987) and incorporated herein by reference).

10.8†	Compensation arrangement with Darren Parmenter (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015 (File No. 001-31987) and incorporated herein by reference).

10.9†

Hilltop Holdings Inc. 2012 Equity Incentive Plan, effective September 20, 2012 (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

10.10†

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

10.12†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014 (File No. 001-31987) and incorporated herein by reference).

10.13†

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014 (File No. 001-31987) and incorporated herein by reference).

10.14†

Sublease, dated December 1, 2012, by and between Hunter’s Glen/Ford, LTD and Hilltop Holdings Inc. (filed as Exhibit 10.19 to the Registrant’s Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014 (File No. 001-31987) and incorporated herein by reference).

10.15†

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

*Filed herewith.

†Exhibit is a management contract or compensatory plan.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Hilltop Holdings Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hilltop Holdings Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 24, 2016

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Cash and due from banks	$652,036	$782,473
Federal funds sold	17,409	30,602
Securities purchased under agreements to resell	105,660	—
Assets segregated for regulatory purposes	158,613	76,013
Securities:
Trading, at fair value	214,146	65,717
Available for sale, at fair value (amortized cost of $670,003 and $924,755, respectively)	673,706	925,535
Held to maturity, at amortized cost (fair value of $331,468 and $118,345, respectively)	332,022	118,209
	1,219,874	1,109,461

Loans held for sale	1,533,678	1,309,693
Non-covered loans, net of unearned income	5,220,040	3,920,476
Allowance for non-covered loan losses	(45,415)	(37,041)
Non-covered loans, net	5,174,625	3,883,435

Covered loans, net of allowance of $1,532 and $4,611, respectively	378,762	638,029
Broker-dealer and clearing organization receivables	1,362,499	167,884
Premises and equipment, net	200,618	206,991
FDIC indemnification asset	91,648	130,437
Covered other real estate owned	99,090	136,945
Other assets	565,813	458,862
Goodwill	251,808	251,808
Other intangible assets, net	54,868	59,783
Total assets	$11,867,001	$9,242,416

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,235,436	$2,076,385
Interest-bearing	4,717,247	4,293,507
Total deposits	6,952,683	6,369,892

Broker-dealer and clearing organization payables	1,338,305	179,042
Short-term borrowings	947,373	762,696
Securities sold, not yet purchased, at fair value	130,044	48
Notes payable	238,716	56,684
Junior subordinated debentures	67,012	67,012
Other liabilities	454,743	345,803
Total liabilities	10,128,876	7,781,177
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Hilltop stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series B, liquidation value per share of $1,000; 114,068 shares issued and outstanding at December 31, 2014	—	114,068
Common stock, $0.01 par value, 125,000,000 shares authorized; 98,896,184 and 90,181,888 shares issued and outstanding, respectively	989	902
Additional paid-in capital	1,577,270	1,390,788
Accumulated other comprehensive income	2,629	651
Retained earnings (accumulated deficit)	155,475	(45,957)
Deferred compensation employee stock trust, net	1,034	—
Employee stock trust (22,196 shares, at cost)	(443)	—
Total Hilltop stockholders' equity	1,736,954	1,460,452
Noncontrolling interests	1,171	787
Total stockholders' equity	1,738,125	1,461,239
Total liabilities and stockholders' equity	$11,867,001	$9,242,416

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Interest income:
Loans, including fees	$390,359	$341,458	$284,782
Securities borrowed	41,051	7,257	5,901
Securities:
Taxable	26,584	29,206	27,078
Tax-exempt	6,628	4,681	4,775
Other	5,216	6,167	6,539
Total interest income	469,838	388,769	329,075

Interest expense:
Deposits	15,523	15,742	14,877
Securities loaned	29,893	3,981	2,501
Short-term borrowings	4,574	2,214	1,826
Notes payable	8,143	2,532	10,512
Junior subordinated debentures	2,401	2,360	2,409
Other	721	799	749
Total interest expense	61,255	27,628	32,874

Net interest income	408,583	361,141	296,201
Provision for loan losses	12,715	16,933	37,158
Net interest income after provision for loan losses	395,868	344,208	259,043

Noninterest income:
Net realized gains on securities	4,403	—	4,937
Net gains from sale of loans and other mortgage production income	519,103	390,361	457,531
Mortgage loan origination fees	77,708	63,011	79,736
Net insurance premiums earned	162,082	164,524	157,533
Securities commissions and fees	160,660	27,321	29,370
Investment and securities advisory fees and commissions	115,932	74,553	63,723
Bargain purchase gain	81,289	—	12,585
Other	106,465	79,541	44,670
Total noninterest income	1,227,642	799,311	850,085

Noninterest expense:
Employees' compensation and benefits	765,887	490,706	480,496
Loss and loss adjustment expenses	99,066	94,429	110,755
Policy acquisition and other underwriting expenses	47,126	46,942	46,289
Occupancy and equipment, net	119,653	101,697	86,248
Other	308,284	231,579	187,947
Total noninterest expense	1,340,016	965,353	911,735

Income before income taxes	283,494	178,166	197,393
Income tax expense	70,915	65,608	70,684

Net income	212,579	112,558	126,709
Less: Net income attributable to noncontrolling interest	1,606	908	1,367

Income attributable to Hilltop	210,973	111,650	125,342
Dividends on preferred stock	1,854	5,703	4,327
Income applicable to Hilltop common stockholders	$209,119	$105,947	$121,015

Earnings per common share:
Basic	$2.10	$1.18	$1.43
Diluted	$2.09	$1.17	$1.40

Weighted average share information:
Basic	99,074	89,710	84,382
Diluted	99,962	90,573	90,331

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$212,579	$112,558	$126,709
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale, net of tax of $2,761, $22,268 and $(21,972), respectively	4,792	40,090	(39,709)
Reclassification adjustment for gains included in net income, net of tax of $(1,589), $(2,582) and $(1,793), respectively	(2,814)	(4,576)	(3,248)
Comprehensive income	214,557	148,072	83,752
Less: comprehensive income attributable to noncontrolling interest	1,606	908	1,367

Comprehensive income applicable to Hilltop	$212,951	$147,164	$82,385

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated	Retained	Deferred			Total
					Additional	Other	Earnings	Compensation	Employee		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2012	114	$114,068	83,487	$835	$1,304,448	$8,094	$(282,949)	$—	—	$—	$1,144,496	$2,054	$1,146,550
Net income	—	—	—	—	—	—	125,342	—	—	—	125,342	1,367	126,709
Other comprehensive loss	—	—	—	—	—	(42,957)	—	—	—	—	(42,957)	—	(42,957)
Issuance of common stock	—	—	6,208	62	86,705	—	—	—	—	—	86,767	—	86,767
Stock-based compensation expense	—	—	—	—	1,671	—	—	—	—	—	1,671	—	1,671
Common stock issued to board members	—	—	10	—	149	—	—	—	—	—	149	—	149
Issuance of common stock related to share-based awards, net	—	—	471	5	(5)	—	—	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(4,327)	—	—	—	—	—	(4,327)	—	(4,327)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—
Acquired noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(2,640)	(2,640)
Balance, December 31, 2013	114	$114,068	90,176	$902	$1,388,641	$(34,863)	$(157,607)	$—	—	$—	$1,311,141	$781	$1,311,922
Net income	—	—	—	—	—	—	111,650	—	—	—	111,650	908	112,558
Other comprehensive income	—	—	—	—	—	35,514	—	—	—	—	35,514	—	35,514
Stock-based compensation expense	—	—	—	—	4,653	—	—	—	—	—	4,653	—	4,653
Common stock issued to board members	—	—	9	—	208	—	—	—	—	—	208	—	208
Issuance of common stock related to share-based awards, net	—	—	(3)	—	(12)	—	—	—	—	—	(12)	—	(12)
Dividends on preferred stock	—	—	—	—	(5,703)	—	—	—	—	—	(5,703)	—	(5,703)
Issuance of common stock	—	—	—	—	3,001	—	—	—	—	—	3,001	—	3,001
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(902)	(902)
Balance, December 31, 2014	114	$114,068	90,182	$902	$1,390,788	$651	$(45,957)	$—	—	$—	$1,460,452	$787	$1,461,239
Net income	—	—	—	—	—	—	210,973	—	—	—	210,973	1,606	212,579
Other comprehensive income	—	—	—	—	—	1,978	—	—	—	—	1,978	—	1,978
Issuance of common stock	—	—	10,113	101	199,932	—	—	—	—	—	200,033	—	200,033
Stock-based compensation expense	—	—	—	—	8,250	—	—	—	—	—	8,250	—	8,250
Common stock issued to board members	—	—	14	—	281	—	—	—	—	—	281	—	281
Issuance of common stock related to share-based awards, net	—	—	(22)	—	346	—	—	—	—	—	346	—	346
Dividends on preferred stock	—	—	—	—	—	—	(1,854)	—	—	—	(1,854)	—	(1,854)
Redemption of preferred stock	(114)	(114,068)	—	—	—	—	—	—	—	—	(114,068)	—	(114,068)
Repurchase of common stock	—	—	(1,391)	(14)	(22,327)	—	(7,687)	—	—	—	(30,028)	—	(30,028)
Deferred compensation plan	—	—	—	—	—	—	—	1,034	22	(443)	591	—	591
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1,222)	(1,222)
Balance, December 31, 2015	—	$—	98,896	$989	$1,577,270	$2,629	$155,475	$1,034	22	$(443)	$1,736,954	$1,171	$1,738,125

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$212,579	$112,558	$126,709
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	12,715	16,933	37,158
Depreciation, amortization and accretion, net	(83,360)	(83,279)	(53,794)
Net realized gains on securities	(4,403)	—	(4,937)
Bargain purchase gain	(81,289)	—	(12,585)
Net gain on investment in SWS common stock	—	(5,985)	—
Deferred income taxes	17,376	(22,782)	15,829
Other, net	7,995	19,000	6,249
Net change in securities purchased under agreements to resell	(60,919)	—	—
Net change in assets segregated for regulatory purposes	99,010	(76,011)	18,998
Net change in trading securities	117,639	(6,871)	31,267
Net change in broker-dealer and clearing organization receivables	71,992	(145,283)	21,219
Net change in FDIC indemnification asset	39,936	61,299	(912)
Net change in other assets	(57,790)	(21,455)	(10,621)
Net change in broker-dealer and clearing organization payables	(54,048)	214,755	(55,247)
Net change in other liabilities	25,099	59,331	(35,260)
Net gains from sales of loans	(519,103)	(390,361)	(457,531)
Loans originated for sale	(13,871,473)	(10,839,905)	(11,752,800)
Proceeds from loans sold	14,163,781	11,016,636	12,522,963
Net cash provided by (used in) operating activities	35,737	(91,420)	396,705

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	88,070	5,203	—
Proceeds from sales, maturities and principal reductions of securities available for sale	673,950	315,166	381,890
Purchases of securities held to maturity	(230,404)	(123,520)	—
Purchases of securities available for sale	(48,121)	(49,156)	(372,998)
Net change in loans	(150,605)	103,031	(140,437)
Purchases of premises and equipment and other assets	(31,270)	(43,186)	(33,066)
Proceeds from sales of premises and equipment and other real estate owned	110,922	69,400	21,233
Proceeds from redemption of bank owned life insurance	822	—	—
Net cash paid for Federal Home Loan Bank and Federal Reserve Bank stock	(12,172)	(17,114)	4,600
Net cash from acquisitions	41,097	—	362,695
Net cash provided by investing activities	442,289	259,824	223,917

Financing Activities
Net change in deposits	(601,386)	(518,417)	(210,491)
Net change in short-term borrowings	20,437	420,609	(386,163)
Proceeds from notes payable	150,078	3,000	2,000
Payments on notes payable	(42,571)	(2,643)	(3,262)
Redemption of preferred stock	(114,068)	—	—
Payments to repurchase common stock	(30,028)	—	—
Dividends paid on preferred stock	(3,539)	(5,619)	(2,985)
Net cash distributed to noncontrolling interest	(1,222)	(902)	(2,640)
Other, net	643	2,620	2,482
Net cash used in financing activities	(621,656)	(101,352)	(601,059)

Net change in cash and cash equivalents	(143,630)	67,052	19,563
Cash and cash equivalents, beginning of year	813,075	746,023	726,460
Cash and cash equivalents, end of year	$669,445	$813,075	$746,023

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$59,700	$28,846	$31,805
Cash paid for income taxes, net of refunds	$112,459	$26,859	$73,802
Supplemental Schedule of Non-Cash Activities
Conversion of available for sale investment to SWS common stock	$—	$71,502	$—
Redemption of senior exchangeable notes for common stock	$—	$—	$83,950
Conversion of loans to other real estate owned	$57,838	$67,542	$25,639
Common stock issued in acquisition	$200,626	$—	$—

See accompanying notes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting and Reporting Policies

Nature of Operations

Hilltop Holdings Inc. (“Hilltop” and, collectively with its subsidiaries, the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956. The Company’s primary line of business is to provide business and consumer banking services from offices located throughout Texas through PlainsCapital Bank (the “Bank”). In addition, the Company provides an array of financial products and services through its broker-dealer, mortgage origination and insurance subsidiaries.

The Company provides its products and services through three primary operating subsidiaries, PlainsCapital Corporation (“PlainsCapital”), Hilltop Securities Holdings LLC (“Securities Holdings”) and National Lloyds Corporation (“NLC”). PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, traditional banking and wealth, investment management and treasury management services primarily in Texas and residential mortgage lending throughout the United States. Securities Holdings is a holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States. NLC is a property and casualty insurance holding company, headquartered in Waco, Texas, that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

On January 1, 2015, Hilltop completed its acquisition of SWS Group, Inc. (“SWS”) in a stock and cash transaction (the "SWS Merger"), whereby SWS’s broker-dealer subsidiaries, Southwest Securities, Inc. and SWS Financial Services, Inc., became subsidiaries of Securities Holdings, and SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank. As a result of the SWS Merger, each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.1 million, consisting of 10.1 million shares of common stock, $78.2 million in cash and $70.3 million associated with Hilltop’s existing investment in SWS common stock. On October 5, 2015, Southwest Securities, Inc. and SWS Financial Services, Inc. were renamed “Hilltop Securities Inc.” (“Hilltop Securities”) and “Hilltop Securities Independent Network Inc.” (“HTS Independent Network”), respectively.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses, the fair values of financial instruments, the amounts receivable from the Federal Deposit Insurance Corporation (the “FDIC”) under the loss-share agreements (“FDIC Indemnification Asset”), reserves for losses and loss adjustment expenses (“LAE”), the mortgage loan indemnification liability, and the potential impairment of assets are particularly subject to change. The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

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

PlainsCapital also owns 100% of the outstanding common securities of PCC Statutory Trusts I, II, III and IV (the “Trusts”), which are not included in the consolidated financial statements under the requirements of the Variable Interest Entities Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), because the primary beneficiaries of the Trusts are not within the consolidated group.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, First Southwest Holdings, LLC (“First Southwest”), Hilltop Securities and HTS Independent Network. The principal subsidiaries of First Southwest as of December 31, 2015 were First Southwest Company, LLC (“FSC”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), and First Southwest Asset Management, LLC, a registered investment advisor under the Investment Advisors Act of 1940. Hilltop Securities is a broker-dealer registered with the SEC and FINRA and a member of the NYSE, and HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA.

Hilltop also owns 100% of NLC, which operates through its wholly owned subsidiaries, National Lloyds Insurance Company (“NLIC”) and American Summit Insurance Company (“ASIC”).

The consolidated financial statements include the accounts of the above-named entities. Intercompany transactions and balances have been eliminated. Noncontrolling interests have been recorded for minority ownership in entities that are not wholly owned and are presented in compliance with the provisions of Noncontrolling Interest in Subsidiary Subsections of the ASC.

The operations acquired in the SWS Merger were included in the Company’s operating results beginning January 1, 2015 and such operations included a preliminary bargain purchase gain of $82.8 million as disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015. In accordance with the Business Combinations Topic of the ASC, during the quarter ended June 30, 2015, the estimated fair value of the customer relationship intangible asset acquired as of January 1, 2015 was adjusted downward as a result of management’s review and approval of certain key assumptions that existed as of January 1, 2015. Additionally, during the quarter ended September 30, 2015, the estimated fair value of deferred tax assets acquired as of January 1, 2015 was adjusted upward as a result of management’s review and filing of SWS’s consolidated federal tax return for the year ended December 31, 2014. These changes are reflected in the consolidated statements of operations within noninterest income during the nine months ended September 30, 2015. In the aggregate, these adjustments to the preliminary bargain purchase gain decreased net income for the three months ended March 31, 2015 by $1.5 million as compared with amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Additionally, certain amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 within the consolidated balance sheet as of March 31, 2015, and the related statements of comprehensive income, stockholders’ equity and cash flows for the three months ended March 31, 2015, as well as the notes to the consolidated financial statements, will be revised in future filings.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (reverse repurchase agreements or reverse repos) are treated as collateralized financings and are carried at the amounts at which the securities will subsequently be resold as specified in the agreements. The Company is in possession of collateral with a fair value equal to or in excess of the contract amounts.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Securities

Management classifies securities at the time of purchase and reassesses such designation at each balance sheet date. Transfers between categories from these reassessments are rare. Securities held for resale to facilitate principal transactions with customers are classified as trading, and are carried at fair value, with changes in fair value reflected in the consolidated statements of operations. Hilltop reports interest income on trading securities as interest income on securities and other changes in fair value as other noninterest income.

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

Loans Held for Sale

Loans held for sale consist primarily of single-family residential mortgages funded through PrimeLending. These loans are generally on the consolidated balance sheet for no more than 30 days. Substantially all mortgage loans originated by PrimeLending are sold to various investors in the secondary market, the majority with servicing released. Mortgage loans held for sale are carried at fair value in accordance with the provisions of the Fair Value Option Subsections of the ASC  (the “Fair Value Option”). Changes in the fair value of the loans held for sale are recognized in earnings and fees and costs associated with origination are recognized as incurred. The specific identification method is used to determine realized gains and losses on sales of loans, which are reported as net gains (losses) in noninterest income. Loans sold are subject to certain indemnification provisions with investors, including the repurchase of loans sold and repayment of certain sales proceeds to investors under certain conditions. In addition, certain mortgage loans guaranteed by U.S. Government agencies and sold into Government National Mortgage Association (“GNMA”) pools may, under certain conditions specified in the government programs, become subject to repurchase by PrimeLending. Such loans subject to repurchase no longer qualify for sale accounting and are reported as loans held for sale in the consolidated balance sheets.

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

Impaired loans include non-accrual loans, troubled debt restructurings, purchased credit impaired (“PCI”) loans and partially charged-off loans. The accrual of interest on impaired loans is discontinued when, in management’s opinion, there is a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against income. If the ultimate collectability of principal, wholly or partially, is in doubt, any payment received on a loan on which the accrual of interest has been suspended is applied to reduce principal to the extent necessary to eliminate such doubt. Once the collection of the remaining recorded loan balance is fully expected, interest income is recognized on a cash basis.

The Bank originates loans to customers primarily in Texas. Although the Bank has diversified loan and leasing portfolios and, generally, holds collateral against amounts advanced to customers, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region and of the industries in which its debtors operate, which consist primarily of agribusiness, construction, energy, real estate and wholesale/retail trade. PrimeLending originates mortgage loans to customers in its offices, which are located throughout the United States. Substantially all mortgage loans originated by PrimeLending are sold to various investors in the secondary market, the majority with servicing released, although PrimeLending does retain servicing in certain circumstances. FSC,  Hilltop Securities and HTS Independent Network (collectively, the “Hilltop Broker-Dealers”) make loans to customers and correspondents through margin transactions originated by both employees and independent retail representatives throughout the United States. The Hilltop Broker-Dealers control or controlled risk by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines, which may vary based upon market conditions. Securities owned by customers and held as collateral for margin loans are not included in the consolidated financial statements.

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

PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in each of the FNB Transaction (defined hereinafter) and SWS Merger are accounted for in pools as well as on an individual loan basis. The Company has established under its PCI accounting policy a framework to aggregate certain acquired loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing. The common risk characteristics used for the pooling of the First National Bank (“FNB”) and SWS PCI loans are risk grade and loan collateral type.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses inherent in the existing portfolio of loans at the balance sheet date. The allowance for loan losses includes allowance allocations calculated in accordance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including the performance of the Bank’s loan portfolio, the economy and changes in interest rates.

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

The Bank’s methodology regarding the calculation of the allowance for loan losses is discussed in more detail within Note 5 to the consolidated financial statements.

Broker-Dealer and Clearing Organization Transactions

Amounts recorded in broker-dealer and clearing organization receivables and payables include securities lending activities, as well as amounts related to securities transactions for either customers of the Hilltop Broker-Dealers or for the account of the Hilltop Broker-Dealers. Securities-borrowed and securities-loaned transactions are generally reported as collateralized financings. Securities-borrowed transactions require the Hilltop Broker-Dealers to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Hilltop Broker-Dealers receive collateral in the form of cash or other assets in an amount generally in excess of the market value of securities loaned. The Hilltop Broker-Dealers monitor the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. Interest income and interest expense associated with collateralized financings is included in the accompanying consolidated statements of operations.

Insurance Premiums Receivable

Insurance premiums receivable include premiums written and not yet collected. NLC routinely evaluates the receivable balance to determine if an allowance for uncollectible amounts is necessary. At December 31, 2015 and 2014, NLC determined that no valuation allowance was necessary.

Deferred Policy Acquisition Costs

Costs of acquiring insurance vary with, and are primarily related to, the successful acquisition of new and renewal business, primarily consisting of commissions, premium taxes and underwriting expenses, and are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. Future investment income is considered in determining the recoverability of deferred policy acquisition costs. NLC regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. A premium deficiency and a corresponding charge to income is recognized if the sum of the expected loss and LAE, unamortized policy acquisition costs, and maintenance costs exceed related unearned insurance premiums and anticipated investment income. At December 31, 2015 and 2014, there was no premium deficiency.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Net insurance premiums earned, losses and LAE, and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are included in other assets within the consolidated balance sheets. Reinsurance assumed from other companies, including assumed premiums written and earned, and losses and LAE, is accounted for in the same manner as direct insurance written.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed principally on the straight-line method over the estimated useful lives of the assets, which range between 3 and 40 years. Gains or losses on disposals of premises and equipment are included in results of operations.

Other Real Estate Owned

Real estate acquired through foreclosure (“OREO”) is included in other assets within the consolidated balance sheets and is carried at management’s estimate of fair value, less estimated cost to sell. Any excess of recorded investment over fair value, less cost to sell, is charged against either the allowance for loan losses or the related PCI pool discount when property is initially transferred to OREO. Subsequent to the initial transfer to OREO, downward valuation adjustments are charged against earnings. Valuation adjustments, revenue and expenses from operations of the properties and resulting gains or losses on sale are included in other noninterest expense within the consolidated statements of operations.

Acquired OREO subject to FDIC loss-share agreements is referred to as “covered OREO” and reported separately in the consolidated balance sheets. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the collateral’s fair value, less selling costs. Covered OREO was initially recorded at its estimated fair value based on similar market comparable valuations, less estimated selling costs. Subsequently, loan collateral transferred to OREO is recorded at its net realizable value. Any subsequent valuation adjustments due to declines in fair value of the covered OREO will be charged to noninterest expense, while any recoveries of previous valuation decreases will be credited to noninterest expense.

FDIC Indemnification Asset

The Company has elected to account for the FDIC Indemnification Asset in accordance with FASB ASC 805. The FDIC Indemnification Asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreements. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income within the consolidated statements of operations over the life of the FDIC Indemnification Asset. The FDIC Indemnification Asset is reviewed quarterly and the accretion rate is adjusted for changes in the timing of cash flows expected to be collected from the FDIC. Cumulative net losses over the life of the loss-share agreements of less than $240.4 million will reduce the value of the FDIC Indemnification Asset. Any amortization of changes in value of the FDIC Indemnification Asset is limited to the contractual term of the loss-share agreements. Increases and decreases to the FDIC Indemnification Asset are recorded as adjustments to noninterest income within the consolidated statements of operations over the life of the loss-share agreements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized using the effective interest method over the repayment term of the debt. Unamortized debt issuance costs are presented in the consolidated balance sheets as a reduction from the associated debt liability. Debt issuance costs of $0.4 million and $2.3 million during 2015 and 2013 were amortized and included in interest expense within the consolidated statements of operations. In April 2015, debt issuance costs of $1.9 million were capitalized in connection with Hilltop’s issuance of the 5% senior notes due 2025. In November 2013, the total remaining unamortized balance of $2.1 million related to the 7.5% Senior Exchangeable Notes due 2025 (the “Exchangeable Notes”) was expensed as a result of the redemption of all outstanding Exchangeable Notes.

Goodwill

Goodwill, which represents the excess of cost over the fair value of the net assets acquired, is allocated to reporting units and tested for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount should be assessed. The Company performs required annual impairment tests of its goodwill as of October 1st for each of its reporting units,  which is one level below an operating segment. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. Prior to testing goodwill for impairment, the Company has the option to assess on a qualitative basis whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If determined, based on its assessment of qualitative factors that it is more likely than not that fair value of a reporting unit is less than its carrying amount, the Company will proceed to test goodwill for impairment as a part of a two-step process. The first step, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. If the carrying amount of a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Intangibles and Other Long-Lived Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company’s intangible assets primarily consist of core deposits, trade names and customer relationships. Intangible assets with definite useful lives are generally amortized on the straight-line method over their estimated lives, although certain intangibles, including core deposits, and customer and agent relationships, are amortized on an accelerated basis. Amortization of intangible assets is recorded in other noninterest expense within the consolidated statements of operations. Intangible assets with indefinite useful lives are tested for impairment annually as of October 1st, or more often if events or circumstances indicate there may be impairment, and not amortized until their lives are determined to be definite. Intangible assets with definite useful lives, premises and equipment, and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The retained mortgage servicing rights (“MSR”) asset is measured at fair value as of the date of sale of the related mortgage loan. Subsequent fair value measurements of the MSR asset are determined by valuing the projected net servicing cash flows, which are then discounted to estimate fair value using a discounted cash flow model. Assumptions used include market discount rates, anticipated prepayment speeds, delinquency and foreclosure rates, and ancillary fee income.

The model assumptions and the MSR asset fair value estimates are compared to observable trades of similar portfolios as well as to MSR asset broker valuations and industry surveys, as available. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers, especially when rates fall. Prepayments in excess of management’s estimates would negatively impact the recorded value of the MSR asset. The value of the MSR asset is also dependent upon the discount rate used in the model, which is based on current market rates that are reviewed by management on an ongoing basis. A significant increase in the discount rate would reduce the value of the MSR asset.

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

Reserve for Losses and Loss Adjustment Expenses

The liability for losses and LAE includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported (“IBNR”). Such liabilities are based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings currently. The liability for losses and LAE has not been reduced for reinsurance recoverable.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $4.6 million, $4.6  million and $5.3 million during 2015,  2014 and 2013, respectively.

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

Cash Flow Reporting

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as the amount included in the consolidated balance sheet captions “Cash and due from banks” and “Federal funds sold”. Cash equivalents have original maturities of three months or less.

Basic and Diluted Net Income Per Share

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During 2015 and 2014, stock options and restricted stock units (“RSUs”) are the only potentially dilutive non-participating instruments issued by Hilltop, while potentially dilutive non-participating instruments during 2013 included stock options, RSUs and the Exchangeable Notes, which were called for redemption during the fourth quarter of 2013. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Acquisitions

SWS Merger

On January 1, 2015, Hilltop completed its acquisition of SWS in a stock and cash transaction as discussed in Note 1 to the consolidated financial statements. The operations acquired in the SWS Merger are included in the Company’s operating results beginning January 1, 2015. Such operating results include a bargain purchase gain of $81.3 million and are not necessarily indicative of future operating results. SWS’s results of operations prior to the acquisition date are not included in the Company’s consolidated operating results.

The SWS Merger was accounted for using the acquisition method of accounting, and accordingly, purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their respective acquisition date fair values. The components of the consideration paid are shown in the following table (in thousands).

Fair value of consideration paid:
Common stock issued	$200,626
Cash	78,217
Fair value of Hilltop’s existing investment in SWS	70,282
Total consideration paid	$349,125

The resulting fair values of the identifiable assets acquired, and liabilities assumed, acquired in the SWS Merger at January 1, 2015 are summarized in the following table (in thousands).

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

The bargain purchase gain represents the excess of the estimated fair value of the underlying net tangible assets and intangible assets over the merger consideration. The SWS Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code, therefore no income taxes were recorded in connection with the bargain purchase gain. The Company used significant estimates and assumptions to value certain identifiable assets acquired and liabilities assumed. The bargain purchase gain was primarily driven by the Company’s ability to realize acquired deferred tax assets through its consolidated core earnings and the decline in the price of the Company’s common stock between the date the fixed conversion ratio was agreed upon and the closing date.

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

FNB Transaction

On September 13, 2013 (the “Bank Closing Date”), the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of Edinburg, Texas-based FNB from the FDIC, as receiver, and reopened former FNB branches acquired from the FDIC under the “PlainsCapital Bank” name (the “FNB Transaction”). Pursuant to the Purchase and Assumption Agreement (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements whereby the FDIC agreed to share in the losses of certain covered loans and covered OREO that the Bank acquired.

On the Bank Closing Date, the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of FNB from the FDIC in an FDIC-assisted transaction. As part of the P&A Agreement, the Bank and the FDIC entered into loss-share agreements covering future losses incurred on certain

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Unaudited Pro Forma Results of Operations

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

The results of operations acquired in the SWS Merger have been included in the Company’s consolidated financial results since January 1, 2015. The following table discloses the impact of the operations acquired in the SWS Merger on the Company’s results of operations. The table presents pro forma results had the SWS Merger taken place on January 1, 2014 and includes the estimated impact of purchase accounting adjustments (in thousands). The purchase accounting adjustments reflect the impact of recording the acquired loans at fair value, including the estimated accretion of the purchase discount on the loan portfolio. Accretion estimates were based on the acquisition date purchase discount on the loan portfolio, as it was not practicable to determine the amount of discount that would have been recorded based on economic conditions that existed on January 1, 2014. The pro forma results do not include any potential operating cost savings as a result of the SWS Merger. Further, certain costs associated with any integration activities are not reflected in the pro forma results. The pro forma results are not necessarily indicative of what would have occurred had the SWS Merger taken place on the indicated date.

Year Ended
December 31, 2014
Net interest income	$429,264
Other revenues	1,005,701
Net income	118,421

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the MSR asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At December 31, 2015 and 2014, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.46 billion and $1.27 billion, respectively, and the unpaid principal balance of those loans was $1.41 billion and $1.22 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

On October 2, 2014, Hilltop exercised its warrant to purchase 8,695,652 shares of SWS common stock at an exercise price of $5.75 per share (the “SWS Warrant”) and paid the aggregate exercise price by the automatic elimination of the $50.0 million aggregate principal amount note due to Hilltop under its credit agreement with SWS. Following the exercise of the SWS Warrant, Hilltop owned approximately 21% of the outstanding shares of SWS common stock as of October 2, 2014. Contemporaneous with the exercise of the SWS Warrant, Hilltop changed the accounting method for its investment in SWS common stock and elected to account for its investment in accordance with the provisions of the Fair Value Option as permitted by GAAP. Hilltop had previously accounted for its investment in SWS common stock as an available for sale security. Under the Fair Value Option, Hilltop’s investment in SWS common stock is recorded at fair value effective October 2, 2014, with changes in fair value being recorded in other noninterest income within the consolidated statements of operations rather than as a component of other comprehensive income. Hilltop’s election to apply the provisions of the Fair Value Option resulted in Hilltop recording those unrealized gains previously associated with its investment in SWS common stock of $7.2 million. For the period from October 3, 2014 through December 31, 2014, the change in fair value of Hilltop’s investment in SWS common stock resulted in a loss of $1.2 million. In the aggregate, Hilltop recorded a $6.0 million net gain in other noninterest income within the consolidated statement of

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

operations during 2014. At December 31, 2014, the fair value of Hilltop’s investment in SWS common stock was $70.3 million and was included in other assets within the consolidated balance sheet.

The Company holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of the Fair Value Option or other authoritative pronouncements. The fair values of those instruments are determined primarily using Level 2 inputs, as further described below.

Trading Securities — Trading securities are reported at fair value primarily using either Level 1 or Level 2 inputs in the same manner as discussed below for available for sale securities. Trading securities include corporate debt securities that are valued using a discounted cash flow model with observable market data; however, due to the distressed nature of these bonds, the Company has determined that these securities should be valued as a Level 3 financial instrument.

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

Loans Held for Sale — Mortgage loans held for sale are reported at fair value, as discussed above, using Level 2 inputs that consist of commitments on hand from investors or prevailing market prices. These instruments are held for relatively short periods, typically no more than 30 days. As a result, changes in instrument-specific credit risk are not a significant component of the change in fair value. The fair value of certain loans held for sale that cannot be sold through normal sale channels or are non-performing is measured using Level 3, or unobservable, inputs. The fair value of such loans is generally based upon estimates of expected cash flows using unobservable inputs, including listing prices of comparable assets, uncorroborated expert opinions, and/or management’s knowledge of underlying collateral.

Derivatives – Derivatives are reported at fair value using either Level 2 or Level 3 inputs. PrimeLending and the Hilltop Broker-Dealers use dealer quotes to value forward purchase commitments and forward sale commitments, respectively, executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers and the Hilltop Broker-Dealers issue forward purchase commitments to its clients that are valued based on the change in the fair value of the underlying mortgage loan from inception of the IRLC or purchase commitment to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale”, above. The Hilltop Broker-Dealers determine the value of the underlying mortgage loan from prices of comparable securities used to value forward sale commitments. Additionally, PrimeLending uses dealer quotes to value interest rate swaps and swaptions executed to hedge its MSR asset and First Southwest entered into a derivative option agreement (“Fee Award Option”) valued using discounted cash flow and probability of exercise. The Fee Award Option was exercised during the fourth quarter of 2014.

MSR Asset – The MSR asset is reported at fair value using Level 3 inputs. Fair value is determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair value of the MSR asset is impacted by a variety of factors. Prepayment rates and discount rates, the most significant unobservable inputs, are discussed further in Note 10 to the consolidated financial statements.

Securities Sold, Not Yet Purchased – Securities sold, not yet purchased are reported at fair value primarily using either Level 1 or Level 2 inputs in the same manner as discussed above for trading and available for sale securities.

Investment in SWS Common Stock – The investment in SWS common stock was reported at fair value at December 31, 2014 using quoted market prices for SWS’s common stock as traded on the NYSE, a Level 1 input. This investment in SWS Common Stock was reflected in the aggregate purchase price associated with the SWS Merger and reclassified as an investment in subsidiaries, which is eliminated in consolidation.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2015	Inputs	Inputs	Inputs	Fair Value
Trading securities	$21,807	$192,338	$1	$214,146
Available for sale securities	17,409	656,297	—	673,706
Loans held for sale	—	1,434,955	25,880	1,460,835
Derivative assets	—	35,676	—	35,676
MSR asset	—	—	52,285	52,285
Securities sold, not yet purchased	27,648	102,396	—	130,044
Derivative liabilities	—	5,426	—	5,426

	Level 1	Level 2	Level 3	Total
December 31, 2014	Inputs	Inputs	Inputs	Fair Value
Trading securities	$39	$65,678	$—	$65,717
Available for sale securities	13,762	911,773	—	925,535
Loans held for sale	—	1,263,135	9,017	1,272,152
Derivative assets	—	23,805	—	23,805
MSR asset	—	—	36,155	36,155
Investment in SWS common stock	70,282	—	—	70,282
Securities sold, not yet purchased	—	48	—	48
Derivative liabilities	—	12,849	—	12,849

The following table includes a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance at					Included in Other
	Beginning of	Purchases/	Sales/	Transfers into	Included in	Comprehensive	Balance at
	Year	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Year
Year ended December 31, 2015
Trading securities	$—	$7,301	$(3,397)	$—	$(3,903)	$—	$1
Loans held for sale	9,017	52,800	(25,514)	—	(10,423)	—	25,880
MSR asset	36,155	24,974	—	—	(8,844)	—	52,285
Total	$45,172	$85,075	$(28,911)	$—	$(23,170)	$—	$78,166

Year ended December 31, 2014
Available for sale securities	$60,053	$—	$(61,283)	$—	$1,848	$(618)	$—
Loans held for sale	27,729	24,851	(44,597)	—	1,034	—	9,017
MSR asset	20,149	35,056	(11,387)	—	(7,663)	—	36,155
Derivative liabilities	(5,600)	(177)	6,827	—	(1,050)	—	—
Total	$102,331	$59,730	$(110,440)	$—	$(5,831)	$(618)	$45,172

Year ended December 31, 2013
Available for sale securities	$56,277	$—	$—	$—	$2,166	$1,610	$60,053
Loans held for sale	—	—	—	27,729	—	—	27,729
MSR asset	2,080	13,886	—	—	4,183	—	20,149
Derivative liabilities	(4,490)	—	—	—	(1,110)	—	(5,600)
Total	$53,867	$13,886	$—	$27,729	$5,239	$1,610	$102,331

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The available for sale securities noted in the table above reflect Hilltop’s note receivable from SWS and the SWS Warrant, which, as previously discussed, Hilltop exercised in full on October 2, 2014. Excluding these available for sale securities and derivative liabilities representing the Fee Award Option entered into by First Southwest, the unrealized gains (losses) relate to financial instruments still held at December 31, 2015.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Input	(Weighted-Average)
Trading securities	Discounted cash flow	Discount rate	8	-	17%	(10%)

Loans held for sale	Discounted cash flow / Market comparable	Projected price	93	-	95%	(95%)

MSR asset	Discounted cash flow	Constant prepayment rate			11.51%
		Discount rate			10.92%

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following table presents the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
		Other	Total		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$(2,970)	$—	$(2,970)	$31,805	$—	$31,805	$(19,353)	$—	$(19,353)
Investment in SWS common stock	—	—	—	—	5,985	5,985	—	—	—
MSR asset	(8,844)	—	(8,844)	(7,663)	—	(7,663)	4,183	—	4,183
Time deposits	—	—	—	—	—	—	—	12	12

The Company also determines the fair value of certain assets and liabilities on a non-recurring basis. In particular, the fair value of all of the assets acquired and liabilities assumed in the PlainsCapital Merger and SWS Merger were determined at the respective acquisition date, while fair value of all assets acquired and liabilities assumed in the FNB Transaction was determined at the Bank Closing Date. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. Assets and liabilities measured on a non-recurring basis include the items discussed below.

Impaired Loans — The Company reports impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. PCI loans with a fair value of $172.9 million, $822.8 million and $73.5 million were acquired by the Company upon completion of the PlainsCapital Merger, the FNB Transaction and the SWS Merger, respectively (collectively, the “Bank Transactions”). Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds on acquired loans accounted for in pools (“Pooled Loans”), and estimated collateral values.

At December 31, 2015, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	57%	56%	48%
Weighted average loss severity rate	49%	35%	31%
Weighted average prepayment speed	0%	6%	0%

At December 31, 2015, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 28%,  20% and 15%, respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Other Real Estate Owned —The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At December 31, 2015, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Level 3 inputs were used to determine the initial fair value at acquisition of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At December 31, 2015 and 2014, the estimated fair value of covered OREO was $99.1 million and $136.9 million, respectively, and the underlying fair value measurements utilize Level 2 and Level 3 inputs. The fair value of non-covered OREO at December 31, 2015 and 2014 was $0.4 million and $0.8 million, respectively, and is included in other assets within the consolidated balance sheets. Level 3 inputs were used to determine the initial fair value at acquisition of properties totaling $5.6 million that were acquired in the SWS Merger. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Year Ended December 31,
December 31, 2015	Inputs	Inputs	Inputs	Fair Value	2015	2014	2013
Non-covered impaired loans	$—	$—	$49,277	$49,277	$(126)	$(2,182)	$(3,558)
Covered impaired loans	—	—	58,135	58,135	3,034	(3,652)	—
Non-covered other real estate owned	—	—	—	—	(28)	(372)	430
Covered other real estate owned	—	36,024	—	36,024	(16,555)	(19,672)	—

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

Cash and Cash Equivalents – For cash and due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Securities Purchased Under Agreements to Resell – Securities purchased under agreements to resell are carried at the amounts at which the securities will subsequently be resold as specified in the agreements. The carrying amounts approximate fair value due to their short-term nature.

Assets Segregated for Regulatory Purposes – Assets segregated for regulatory purposes may consist of cash and securities with carrying amounts that approximate fair value.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Held to Maturity Securities – For securities held to maturity, estimated fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Sale – Loans held for sale consist primarily of certain mortgage loans held for sale that are subject to purchase by related parties. Such loans are reported at fair value, as discussed above, using Level 2 inputs that consist of commitments on hand from investors or prevailing market prices.

Loans – The fair value of non-covered and covered loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Broker-Dealer and Clearing Organization Receivables – The carrying amount approximates their fair value.

FDIC Indemnification Asset –  The fair value of the FDIC Indemnification Asset is based on Level 3 inputs, including the discounted value of expected future cash flows under the loss-share agreements. The discount rate contemplates the credit worthiness of the FDIC as counterparty to this asset, and considers an incremental discount rate risk premium reflective of the inherent uncertainty associated with the timing of the cash flows.

Deposits – The estimated fair value of demand deposits, savings accounts and NOW accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount for variable-rate certificates of deposit approximates their fair values.

Broker-Dealer and Clearing Organization Payables – The carrying amount approximates their fair value.

Short-Term Borrowings – The carrying amounts of federal funds purchased, borrowings under repurchase agreements, Federal Home Loan Bank (“FHLB”) and other short-term borrowings approximate their fair values.

Debt – The fair values are estimated using discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

Other Assets and Liabilities –  Other assets and liabilities primarily consists of cash surrender value of life insurance policies and accrued interest receivable and payable with carrying amounts that approximate their fair values using Level 2 inputs. The fair value of certain other receivables and investments is based on Level 3 inputs.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2015	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$669,445	$669,445	$—	$—	$669,445
Securities purchased under agreements to resell	105,660	—	105,660	—	105,660
Assets segregated for regulatory purposes	158,613	158,613	—	—	158,613
Held to maturity securities	332,022	—	331,468	—	331,468
Loans held for sale	72,843	—	72,843	—	72,843
Non-covered loans, net	5,174,625	—	602,968	4,600,406	5,203,374
Covered loans, net	378,762	—	—	527,201	527,201
Broker-dealer and clearing organization receivables	1,362,499	—	1,362,499	—	1,362,499
FDIC indemnification asset	91,648	—	—	91,648	91,648
Other assets	68,786	—	53,214	15,572	68,786

Financial liabilities:
Deposits	6,952,683	—	6,955,919	—	6,955,919
Broker-dealer and clearing organization payables	1,338,305	—	1,338,305	—	1,338,305
Short-term borrowings	947,373	—	947,373	—	947,373
Debt	305,728	—	299,257	—	299,257
Other liabilities	3,699	—	3,699	—	3,699

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2014	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$813,075	$813,075	$—	$—	$813,075
Assets segregated for regulatory purposes	76,013	76,013	—	—	76,013
Held to maturity securities	118,209	—	118,345	—	118,345
Loans held for sale	37,541	—	37,541	—	37,541
Non-covered loans, net	3,883,435	—	378,425	3,528,769	3,907,194
Covered loans, net	638,029	—	—	767,751	767,751
Broker-dealer and clearing organization receivables	167,884	—	167,884	—	167,884
FDIC indemnification asset	130,437	—	—	130,437	130,437
Other assets	59,432	—	43,937	15,495	59,432

Financial liabilities:
Deposits	6,369,892	—	6,365,555	—	6,365,555
Broker-dealer and clearing organization payables	179,042	—	179,042	—	179,042
Short-term borrowings	762,696	—	762,696	—	762,696
Debt	123,696	—	117,028	—	117,028
Other liabilities	2,144	—	2,144	—	2,144

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Securities

The fair value of trading securities are summarized as follows (in thousands).

	December 31,
	2015	2014
U.S. Treasury securities	$20,481	$—
U.S. government agencies:
Bonds	36,244	—
Residential mortgage-backed securities	12,505	5,126
Commercial mortgage-backed securities	19,280	19,932
Collateralized mortgage obligations	264	—
Corporate debt securities	34,735	4
States and political subdivisions	58,588	40,616
Unit investment trusts	18,400	—
Private-label securitized product	12,324	—
Other	1,325	39
Totals	$214,146	$65,717

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $130.0 million at December 31, 2015.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$44,430	$206	$(33)	$44,603
U.S. government agencies:
Bonds	297,448	1,135	(1,947)	296,636
Residential mortgage-backed securities	34,864	1,008	(19)	35,853
Commercial mortgage-backed securities	9,174	35	(2)	9,207
Collateralized mortgage obligations	54,297	48	(1,644)	52,701
Corporate debt securities	94,877	3,399	(326)	97,950
States and political subdivisions	116,246	2,581	(102)	118,725
Commercial mortgage-backed securities	498	33	—	531
Equity securities	18,169	574	(1,243)	17,500
Totals	$670,003	$9,019	$(5,316)	$673,706

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$19,382	$264	$(33)	$19,613
U.S. government agencies:
Bonds	522,008	1,749	(7,516)	516,241
Residential mortgage-backed securities	40,171	1,672	—	41,843
Commercial mortgage-backed securities	11,192	—	(137)	11,055
Collateralized mortgage obligations	89,291	133	(2,300)	87,124
Corporate debt securities	93,406	5,125	(59)	98,472
States and political subdivisions	135,419	2,083	(717)	136,785
Commercial mortgage-backed securities	593	47	—	640
Equity securities	13,293	469	—	13,762
Totals	$924,755	$11,542	$(10,762)	$925,535

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,146	$—	$(30)	$25,116
U.S. government agencies:
Bonds	69,379	145	(372)	69,152
Residential mortgage-backed securities	23,735	311	—	24,046
Commercial mortgage-backed securities	18,658	27	(92)	18,593
Collateralized mortgage obligations	167,541	302	(970)	166,873
States and political subdivisions	27,563	168	(43)	27,688
Totals	$332,022	$953	$(1,507)	$331,468

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2014	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,008	$—	$(6)	$25,002
U.S. government agencies:
Residential mortgage-backed securities	29,782	528	—	30,310
Collateralized mortgage obligations	57,328	—	(430)	56,898
States and political subdivisions	6,091	47	(3)	6,135
Totals	$118,209	$575	$(439)	$118,345

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information regarding available for sale and held to maturities securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	December 31, 2015			December 31, 2014
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for sale
U.S. treasury securities:
Unrealized loss for less than twelve months	8	$33,791	$33	4	$7,703	$27
Unrealized loss for twelve months or longer	—	—	—	1	1,706	6
	8	33,791	33	5	9,409	33
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	7	148,327	896	3	34,847	153
Unrealized loss for twelve months or longer	3	44,321	1,051	22	373,035	7,363
	10	192,648	1,947	25	407,882	7,516
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	3	3,407	5	—	—	—
Unrealized loss for twelve months or longer	1	982	14	—	—	—
	4	4,389	19	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	1,611	2	—	—	—
Unrealized loss for twelve months or longer	—	—	—	4	11,056	137
	1	1,611	2	4	11,056	137
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	1,590	4	3	7,141	40
Unrealized loss for twelve months or longer	8	42,399	1,640	8	61,108	2,260
	10	43,989	1,644	11	68,249	2,300
Corporate debt securities:
Unrealized loss for less than twelve months	16	16,635	277	—	—	—
Unrealized loss for twelve months or longer	1	1,949	49	1	1,939	59
	17	18,584	326	1	1,939	59
States and political subdivisions:
Unrealized loss for less than twelve months	2	3,018	9	7	4,432	7
Unrealized loss for twelve months or longer	35	24,423	93	81	54,178	710
	37	27,441	102	88	58,610	717
Equity securities:
Unrealized loss for less than twelve months	2	8,949	909	—	—	—
Unrealized loss for twelve months or longer	1	1,927	334	—	—	—
	3	10,876	1,243	—	—	—
Total available for sale:
Unrealized loss for less than twelve months	41	217,328	2,135	17	54,123	227
Unrealized loss for twelve months or longer	49	116,001	3,181	117	503,022	10,535
	90	$333,329	$5,316	134	$557,145	$10,762

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31, 2015			December 31, 2014
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. treasury securities:
Unrealized loss for less than twelve months	1	$25,115	$30	1	$25,002	$6
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	25,115	30	1	25,002	6
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	6	46,607	372	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	6	46,607	372	—	—	—
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	7	16,098	92	—	—	—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	7	16,098	92	—	—	—
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	10	127,393	970	2	56,898	430
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	10	127,393	970	2	56,898	430
States and political subdivisions:
Unrealized loss for less than twelve months	18	7,900	35	4	1,899	3
Unrealized loss for twelve months or longer	1	2,664	8	—	—	—
	19	10,564	43	4	1,899	3
Total held to maturity:
Unrealized loss for less than twelve months	42	223,113	1,499	7	83,799	439
Unrealized loss for twelve months or longer	1	2,664	8	—	—	—
	43	$225,777	$1,507	7	$83,799	$439

During 2015,  2014 and 2013, the Company did not record any OTTI. Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant OTTI of the securities. The Company does not intend, nor is it likely that the Company will be required, to sell these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at December 31, 2015 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$50,723	$50,940	$26,668	$26,639
Due after one year through five years	71,159	73,540	20,457	20,611
Due after five years through ten years	72,187	74,461	4,066	4,097
Due after ten years	358,932	358,973	70,897	70,609
	553,001	557,914	122,088	121,956

Residential mortgage-backed securities	34,864	35,853	23,735	24,046
Collateralized mortgage obligations	54,297	52,701	167,541	166,873
Commercial mortgage-backed securities	9,672	9,738	18,658	18,593
	$651,834	$656,206	$332,022	$331,468

The Company realized net gains of $13.1 million and $2.1 million during 2015 and 2014,  respectively, and a net loss of $2.8 million from its trading securities portfolio during 2013, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Securities with a carrying amount of $789.9 million and $895.5 million (with a fair value of $790.2 million and $890.3 million, respectively) at December 31, 2015 and 2014, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at December 31, 2015 and 2014.

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

At both December 31, 2015 and 2014, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.2 million.

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	December 31,
	2015	2014
Commercial and industrial (1)	$2,155,773	$1,758,851
Real estate	2,313,239	1,694,835
Construction and land development	705,356	413,643
Consumer	45,672	53,147
	5,220,040	3,920,476
Allowance for non-covered loan losses	(45,415)	(37,041)
Total non-covered loans, net of allowance	$5,174,625	$3,883,435

(1)Includes margin loans to customers and correspondents of $602.8 million and $378.4 million at December 31, 2015 and 2014, respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

	December 31,
	2015	2014
Carrying amount	$72,054	$48,909
Outstanding balance	92,682	67,740

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$12,814	$17,601	$17,553
Additions	14,579	—	622
Reclassifications from (to) nonaccretable difference, net(1)	19,759	15,225	18,793
Disposals of loans	(2,371)	(4,927)	(3,692)
Accretion	(27,037)	(15,085)	(15,675)
Balance, end of year	$17,744	$12,814	$17,601

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to nonaccrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $28.5 million and $18.4 million at December 31, 2015 and 2014, respectively.

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Non-covered impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.

The amounts shown in following tables include loans accounted for on an individual basis, as well as acquired Pooled Loans. For Pooled Loans, the recorded investment with allowance and the related allowance consider impairment measured at the pool level. Non-covered impaired loans are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$53,819	$12,256	$13,847	$26,103	$2,721
Unsecured	2,796	47	—	47	—
Real estate:
Secured by commercial properties	58,043	16,304	25,214	41,518	2,756
Secured by residential properties	16,507	9,875	2,690	12,565	175
Construction and land development:
Residential construction loans	395	—	221	221	8
Commercial construction loans and land development	8,060	3,397	1,646	5,043	174
Consumer	4,162	735	45	780	32
	$143,782	$42,614	$43,663	$86,277	$5,866

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$51,036	$14,096	$11,783	$25,879	$3,341
Unsecured	4,120	92	68	160	—
Real estate:
Secured by commercial properties	29,865	7,243	15,536	22,779	1,878
Secured by residential properties	4,701	1,583	1,390	2,973	85
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	16,108	8,062	1,819	9,881	154
Consumer	5,785	171	1,967	2,138	282
	$111,615	$31,247	$32,563	$63,810	$5,740

Average investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Year Ended December 31,
	2015	2014	2013
Commercial and industrial:
Secured	$25,991	$30,626	$51,670
Unsecured	104	802	2,432
Real estate:
Secured by commercial properties	32,149	29,517	45,887
Secured by residential properties	7,769	2,984	4,862
Construction and land development:
Residential construction loans	111	—	354
Commercial construction loans and land development	7,462	14,849	26,090
Consumer	1,459	3,324	2,293
	$75,045	$82,102	$133,588

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	December 31,	December 31,
	2015	2014
Commercial and industrial:
Secured	$17,717	$16,488
Unsecured	47	160
Real estate:
Secured by commercial properties	4,597	438
Secured by residential properties	999	1,253
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	114	703
Consumer	7	—
	$23,481	$19,042

At December 31, 2015 and 2014, non-covered non-accrual loans included non-covered PCI loans of $9.3 million and $6.6 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $1.6 million and $3.0 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at December 31, 2015 and 2014, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was $8.9 million, $3.3 million and $3.2 million during 2015,  2014  and 2013, respectively. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

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

The outstanding balance of TDRs granted during 2015, 2014 and 2013, respectively, is shown in the following tables (in thousands). At December 31, 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs, compared with $0.5 million at December 31, 2014.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Year Ended December 31, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$82	$82
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	1,040	1,040
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$1,122	$1,122

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Year Ended December 31, 2014	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$2,465	$2,465
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	317	317
Secured by residential properties	—	—	248	248
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	128	128
Consumer	—	—	—	—
	$—	$—	$3,158	$3,158

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Year Ended December 31, 2013	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$10,390	$10,390
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	279	279
Secured by residential properties	—	—	777	777
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$—	$—	$11,446	$11,446

The following table presents information regarding TDRs granted during the twelve months preceding December 31, 2015 for which a payment was at least 30 days past due in 2015 (dollars in thousands). There were no TDRs granted during the twelve months preceding December 31, 2014 for which a payment was at least 30 days past due in 2014.

	Number of	Recorded
	Loans	Investment
Commercial and industrial:
Secured	—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	1	1,040
Secured by residential properties	—	—
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
Consumer	—	—
	1	$1,040

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2015	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$14,869	$3,960	$8,414	$27,243	$2,009,505	$13,350	$2,050,098	$12
Unsecured	18	1	—	19	105,656	—	105,675	—
Real estate:
Secured by commercial properties	1,008	964	293	2,265	1,528,084	41,128	1,571,477	—
Secured by residential properties	726	35	336	1,097	729,018	11,647	741,762	—
Construction and land development:
Residential construction loans	343	—	—	343	103,819	221	104,383	—
Commercial construction loans and land development	733	1,845	114	2,692	593,352	4,929	600,973	—
Consumer	359	17	—	376	44,517	779	45,672	—
	$18,056	$6,822	$9,157	$34,035	$5,113,951	$72,054	$5,220,040	$12

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2014	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$6,073	$964	$8,022	$15,059	$1,620,000	$13,374	$1,648,433	$—
Unsecured	35	3	—	38	110,312	68	110,418	—
Real estate:
Secured by commercial properties	67	—	—	67	1,173,504	22,341	1,195,912	—
Secured by residential properties	454	1,187	—	1,641	495,472	1,810	498,923	—
Construction and land development:
Residential construction loans	175	—	—	175	64,871	—	65,046	—
Commercial construction loans and land development	4,319	—	575	4,894	334,525	9,178	348,597	—
Consumer	414	37	—	451	50,558	2,138	53,147	—
	$11,537	$2,191	$8,597	$22,325	$3,849,242	$48,909	$3,920,476	$—

In addition to the non-covered loans shown in the table above, $50.8 million and $19.2 million of loans included in loans held for sale (with an unpaid principal balance of $51.1 million and $19.2 million, respectively) were 90 days past due and accruing interest at December 31, 2015 and 2014, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

December 31, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,975,639	$—	$61,109	$13,350	$2,050,098
Unsecured	105,569	—	106	—	105,675
Real estate:
Secured by commercial properties	1,517,049	1,536	11,764	41,128	1,571,477
Secured by residential properties	724,701	—	5,414	11,647	741,762
Construction and land development:
Residential construction loans	104,162	—	—	221	104,383
Commercial construction loans and land development	594,614	—	1,430	4,929	600,973
Consumer	44,736	35	122	779	45,672
	$5,066,470	$1,571	$79,945	$72,054	$5,220,040

December 31, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,566,208	$1,105	$67,746	$13,374	$1,648,433
Unsecured	110,256	—	94	68	110,418
Real estate:
Secured by commercial properties	1,151,454	712	21,405	22,341	1,195,912
Secured by residential properties	492,549	—	4,564	1,810	498,923
Construction and land development:
Residential construction loans	65,046	—	—	—	65,046
Commercial construction loans and land development	338,078	—	1,341	9,178	348,597
Consumer	50,968	—	41	2,138	53,147
	$3,774,559	$1,817	$95,191	$48,909	$3,920,476

Allowance for Loan Losses

It is management’s responsibility at the end of each quarter, or more frequently as deemed necessary, to analyze the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio. Estimated credit losses are the probable current amount of loans that the Company will be unable to collect given facts and circumstances as of the evaluation date. When management determines that a loan or portion thereof is uncollectible, the loan, or portion thereof, is charged-off against the allowance for loan losses, or for acquired loans accounted for in pools, charged against the pool discount. Recoveries on charge-offs of loans acquired in the Bank Transactions that occurred prior to their acquisition represent contractual cash flows not expected to be collected and are recorded as accretion income. Recoveries on acquired loans charged-off subsequent to their acquisition are credited to the allowance for loan loss, except for recoveries on loans accounted for in pools, which are credited to the pool discount.

The Company has developed a methodology that seeks to determine an allowance within the scope of the Receivables and Contingencies Topics of the ASC. Each of the loans that has been determined to be impaired is within the scope of the Receivables Topic. Impaired loans that are equal to or greater than $0.5 million are individually evaluated using one of three impairment measurement methods as of the evaluation date: (1) the present value of expected future discounted cash flows on the loan, (2) the loan’s observable market price, or (3) the fair value of the collateral if the loan is collateral dependent. Specific reserves are provided in the estimate of the allowance based on the measurement of impairment under these three methods, except for collateral dependent loans, which require the fair value method. All non-impaired loans are within the scope of the Contingencies Topic. Estimates of loss for the Contingencies Topic are calculated based on historical loss, adjusted for qualitative or environmental factors. The Bank uses a rolling three year average net loss rate to calculate historical loss factors. The analysis is conducted by call report loan category, and further disaggregates commercial and industrial loans by collateral type. The analysis uses net charge-off experience by

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

considering charge-offs and recoveries in determining the loss rate. The historical loss calculation for the quarter is calculated by dividing the current quarter net charge-offs for each loan category by the quarter ended loan category balance. The Bank utilizes a weighted average loss rate to better represent recent trends. The Bank weights the most recent four quarter average at 120% versus the oldest four quarters at 80%.

While historical loss experience provides a reasonable starting point for the analysis, historical losses are not the sole basis upon which the Company determines the appropriate level for the allowance for loan losses. Management considers recent qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including but not limited to:

•changes in the volume and severity of past due, nonaccrual and classified loans;

•changes in the nature, volume and terms of loans in the portfolio;

•changes in lending policies and procedures;

•changes in economic and business conditions and developments that affect the collectability of the portfolio;

•changes in lending management and staff;

•changes in the loan review system and the degree of oversight by the Bank’s board of directors; and

•any concentrations of credit and changes in the level of such concentrations.

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

In connection with the Bank Transactions, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. PCI loans acquired in the PlainsCapital Merger are accounted for on an individual loan basis, while PCI loans acquired in each of the FNB Transaction and SWS Merger are accounted for in pools as well as on an individual loan basis. Cash flows expected to be collected are recast quarterly for each loan or pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions (similar to those used for the initial fair value estimate). Management judgment must be applied in developing these assumptions. If expected cash flows for a loan or pool decreases, an increase in the allowance for loan losses is made through a charge to the provision for loan losses. If expected cash flows for a loan or pool increase, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield. This increase in accretable yield is taken into income over the remaining life of the loan.

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

The allowance for loan losses is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Year Ended December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of year	$18,999	$11,131	$6,450	$461	$37,041
Provision charged to (recapture from) operations	4,518	7,937	(386)	104	12,173
Loans charged off	(7,144)	(605)	—	(378)	(8,127)
Recoveries on charged off loans	3,681	520	—	127	4,328
Balance, end of year	$20,054	$18,983	$6,064	$314	$45,415

	Commercial and		Construction and
Year Ended December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of year	$16,865	$8,331	$7,957	$88	$33,241
Provision charged to (recapture from) operations	6,116	2,696	(1,692)	627	7,747
Loans charged off	(6,926)	(114)	—	(359)	(7,399)
Recoveries on charged off loans	2,944	218	185	105	3,452
Balance, end of year	$18,999	$11,131	$6,450	$461	$37,041

	Commercial and		Construction and
Year Ended December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of year	$1,845	$977	$582	$5	$3,409
Provision charged to operations	20,940	7,281	7,634	238	36,093
Loans charged off	(9,359)	(209)	(524)	(216)	(10,308)
Recoveries on charged off loans	3,439	282	265	61	4,047
Balance, end of year	$16,865	$8,331	$7,957	$88	$33,241

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$11,354	$97	$—	$—	$11,451
Loans collectively evaluated for impairment	2,131,069	2,260,367	700,206	44,893	5,136,535
PCI Loans	13,350	52,775	5,150	779	72,054
	$2,155,773	$2,313,239	$705,356	$45,672	$5,220,040

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$11,842	$1,420	$703	$—	$13,965
Loans collectively evaluated for impairment	1,733,567	1,669,264	403,762	51,009	3,857,602
PCI Loans	13,442	24,151	9,178	2,138	48,909
	$1,758,851	$1,694,835	$413,643	$53,147	$3,920,476

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$1,380	$—	$—	$—	$1,380
Loans collectively evaluated for impairment	17,333	16,052	5,882	282	39,549
PCI Loans	1,341	2,931	182	32	4,486
	$20,054	$18,983	$6,064	$314	$45,415

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$421	$—	$—	$—	$421
Loans collectively evaluated for impairment	15,658	9,168	6,296	179	31,301
PCI Loans	2,920	1,963	154	282	5,319
	$18,999	$11,131	$6,450	$461	$37,041

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

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. At December 31, 2015, the Bank has recorded a related “true-up” payment accrual of $5.5 million based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	December 31,
	2015	2014
Commercial and industrial	$8,801	$30,780
Real estate	341,048	552,850
Construction and land development	30,445	59,010
Consumer	—	0
	380,294	642,640
Allowance for covered loans	(1,532)	(4,611)
Total covered loans, net of allowance	$378,762	$638,029

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	December 31,
	2015	2014
Carrying amount	$221,974	$435,388
Outstanding balance	408,221	685,393

Changes in the accretable yield for the covered PCI loans were as follows (in thousands).

			Period from
			September 14, 2013
	Year Ended December 31,		through December 31,
	2015	2014	2013
Balance, beginning of period	$193,493	$156,548	$—
Additions	—	—	167,974
Reclassifications from (to) nonaccretable difference, net(1)	70,884	105,470	3,492
Transfer of loans to covered OREO(2)	(1,309)	7,703	4,407
Accretion	(86,349)	(76,228)	(19,325)
Balance, end of period	$176,719	$193,493	$156,548

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

The remaining nonaccretable difference for covered PCI loans was $172.2 million and $382.5 million at December 31, 2015 and 2014, respectively. During 2015 and 2014, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Covered impaired loans are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$15,532	$3,380	$2,415	$5,795	$495
Unsecured	9,377	619	1,162	1,781	246
Real estate:
Secured by commercial properties	211,657	67,983	29,388	97,371	245
Secured by residential properties	186,443	96,469	3,180	99,649	514
Construction and land development:
Residential construction loans	2,024	661	—	661	—
Commercial construction loans and land development	56,070	20,910	—	20,910	—
Consumer	—	—	—	—	—
	$481,103	$190,022	$36,145	$226,167	$1,500

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2014	Principal Balance	No Allowance	Allowance	Investment	Allowance
Commercial and industrial:
Secured	$26,447	$7,436	$6,636	$14,072	$265
Unsecured	14,111	2,107	4,697	6,804	882
Real estate:
Secured by commercial properties	387,302	193,111	35,142	228,253	2,381
Secured by residential properties	235,505	129,571	12,918	142,489	937
Construction and land development:
Residential construction loans	2,749	1,018	354	1,372	69
Commercial construction loans and land development	94,949	45,646	—	45,646	—
Consumer	—	—	—	—	—
	$761,063	$378,889	$59,747	$438,636	$4,534

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Year Ended December 31,
	2015	2014	2013
Commercial and industrial:
Secured	$9,934	$21,296	$14,260
Unsecured	4,293	8,347	4,945
Real estate:
Secured by commercial properties	162,812	296,780	182,653
Secured by residential properties	121,069	170,931	99,686
Construction and land development:
Residential construction loans	1,017	3,039	2,353
Commercial construction loans and land development	33,278	83,505	60,682
Consumer	—	—	—
	$332,403	$583,898	$364,579

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Covered non-accrual loans are summarized by class in the following table (in thousands).

	December 31,
	2015	2014
Commercial and industrial:
Secured	$68	$442
Unsecured	—	883
Real estate:
Secured by commercial properties	442	30,823
Secured by residential properties	2,516	1,046
Construction and land development:
Residential construction loans	541	1,018
Commercial construction loans and land development	5,411	11
Consumer	—	—
	$8,978	$34,223

At December 31, 2015 and 2014, covered non-accrual loans included covered PCI loans of $5.3 million and $31.2 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income, including recoveries and cash payments, recorded on covered impaired loans was $17.2 million during 2015. Interest income recorded on covered impaired loans during 2014 and 2013 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. The outstanding balance of TDRs granted during 2015 and 2014 is shown in the following tables (in thousands). There were no TDRs granted during the period from September 14, 2013 through December 31, 2013. Pooled Loans are not in the scope of the disclosure requirements for TDRs. At December 31, 2015 and 2014, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Year Ended December 31, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	188	388	248	824
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$188	$388	$248	$824

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Year Ended December 31, 2014	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	369	326	—	695
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
	$369	$326	$—	$695

The following table presents information regarding TDRs granted during the twelve months preceding December 31, 2015 for which a payment was at 30 days past due in 2015 (dollars in thousands). There were no TDRs granted during the twelve months preceding December 31, 2014 for which a payment was at least 30 days past due in 2014.

	Number of	Recorded
	Loans	Investment
Commercial and industrial:
Secured	—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	1	—
Secured by residential properties	1	248
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
Consumer	—	—
	2	$248

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2015	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$51	$—	$68	$119	$1,175	$5,727	$7,021	$—
Unsecured	—	—	—	—	—	1,780	1,780	—
Real estate:
Secured by commercial properties	—	—	100	100	28,957	96,928	125,985	—
Secured by residential properties	3,399	418	1,104	4,921	113,524	96,618	215,063	—
Construction and land development:
Residential construction loans	—	—	540	540	264	121	925	—
Commercial construction loans and land development	47	1	95	143	8,577	20,800	29,520	—
Consumer	—	—	—	—	—	—	—	—
	$3,497	$419	$1,907	$5,823	$152,497	$221,974	$380,294	$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2014	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$454	$454	$8,681	$13,630	$22,765	$11
Unsecured	10	—	—	10	1,200	6,805	8,015	—
Real estate:
Secured by commercial properties	876	—	105	981	41,576	227,772	270,329	—
Secured by residential properties	3,089	493	405	3,987	137,342	141,192	282,521	48
Construction and land development:
Residential construction loans	—	—	896	896	390	354	1,640	—
Commercial construction loans and land development	39	25	8	72	11,663	45,635	57,370	8
Consumer	—	—	—	—	—	—	—	—
	$4,014	$518	$1,868	$6,400	$200,852	$435,388	$642,640	$67

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

December 31, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$758	$—	$536	$5,727	$7,021
Unsecured	—	—	—	1,780	1,780
Real estate:
Secured by commercial properties	24,070	—	4,987	96,928	125,985
Secured by residential properties	111,128	491	6,826	96,618	215,063
Construction and land development:
Residential construction loans	264	—	540	121	925
Commercial construction loans and land development	6,847	—	1,873	20,800	29,520
Consumer	—	—	—	—	—
	$143,067	$491	$14,762	$221,974	$380,294

December 31, 2014	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$7,712	$—	$1,423	$13,630	$22,765
Unsecured	1,210	—	—	6,805	8,015
Real estate:
Secured by commercial properties	35,973	—	6,584	227,772	270,329
Secured by residential properties	133,756	—	7,573	141,192	282,521
Construction and land development:
Residential construction loans	268	—	1,018	354	1,640
Commercial construction loans and land development	9,501	—	2,234	45,635	57,370
Consumer	—	—	—	—	—
	$188,420	$—	$18,832	$435,388	$642,640

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

	Commercial and		Construction and
Year Ended December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of year	$1,193	$3,334	$84	$—	$4,611
Provision charged to operations	258	189	95	—	542
Loans charged off	(915)	(2,869)	(179)	—	(3,963)
Recoveries on charged off loans	222	120	—	—	342
Balance, end of year	$758	$774	$—	$—	$1,532

	Commercial and		Construction and
Year Ended December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of year	$1,053	$8	$—	$—	$1,061
Provision charged to operations	230	8,725	231	—	9,186
Loans charged off	(90)	(5,399)	(147)	—	(5,636)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of year	$1,193	$3,334	$84	$—	$4,611

	Commercial and		Construction and
Year Ended December 31, 2013	Industrial	Real Estate	Land Development	Consumer	Total
Balance, beginning of year	$—	$—	$—	$—	$—
Provision charged to operations	1,057	8	—	—	1,065
Loans charged off	(4)	—	—	—	(4)
Recoveries on charged off loans	—	—	—	—	—
Balance, end of year	$1,053	$8	$—	$—	$1,061

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$540	$—	$540
Loans collectively evaluated for impairment	1,294	147,502	8,984	—	157,780
PCI Loans	7,507	193,546	20,921	—	221,974
	$8,801	$341,048	$30,445	$—	$380,294

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$801	$—	$801
Loans collectively evaluated for impairment	10,345	183,886	12,220	—	206,451
PCI Loans	20,435	368,964	45,989	—	435,388
	$30,780	$552,850	$59,010	$—	$642,640

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	17	15	—	—	32
PCI Loans	741	759	—	—	1,500
	$758	$774	$—	$—	$1,532

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Commercial and		Construction and
December 31, 2014	Industrial	Real Estate	Land Development	Consumer	Total
Loans individually evaluated for impairment	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	46	16	15	—	77
PCI Loans	1,147	3,318	69	—	4,534
	$1,193	$3,334	$84	$—	$4,611

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

			Period from
			September 14, 2013
	Year Ended December 31,		through December 31,
	2015	2014	2013
Balance, beginning of period	$136,945	$142,833	$—
Fair value of assets acquired as of Bank Closing Date	—	—	135,187
Additions to covered OREO	50,465	64,934	19,185
Dispositions of covered OREO	(71,765)	(51,150)	(11,539)
Valuation adjustments in the period	(16,555)	(19,672)	—
Balance, end of period	$99,090	$136,945	$142,833

During 2015 and 2014, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

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

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

			Period from
			September 14, 2013
	Year Ended December 31,		through December 31,
	2015	2014	2013
Balance, beginning of period	$130,437	$188,291	$—
Fair value of assets acquired as of Bank Closing Date	—	—	185,680
FDIC Indemnification Asset accretion (amortization)	1,147	3,445	1,699
Transfers to due from FDIC and other	(39,936)	(61,299)	912
Balance, end of period	$91,648	$130,437	$188,291

As of December 31, 2015, the Bank had billed and collected  $100.3 million from the FDIC, which represented reimbursable covered losses and expenses through September 30, 2015.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2015	2014
Cash on hand	$55,168	$47,947
Clearings and collection items	91,466	76,381
Deposits at Federal Reserve Bank	316,605	425,704
Deposits at Federal Home Loan Bank	3,514	1,500
Deposits in FDIC-insured institutions	185,283	230,941
	$652,036	$782,473

The amounts above include interest-bearing deposits of  $442.4 million and $628.3 million at December 31, 2015 and 2014, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2015.

8. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2015	2014
Land and premises	$122,221	$122,560
Furniture and equipment	166,423	142,255
	288,644	264,815
Less accumulated depreciation and amortization	(88,026)	(57,824)
	$200,618	$206,991

The amounts shown above include assets recorded under capital leases of $7.8 million and $6.6 million, net of accumulated amortization of $1.8 million and $1.2 million at December 31, 2015 and 2014, respectively.

Occupancy expense was reduced by rental income of $2.2 million, $2.4 million and $1.8 million during 2015,  2014 and 2013, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of capital leases, amounted to $37.2 million, $30.7 million and $24.8 million during 2015,  2014 and 2013, respectively.

9. Goodwill and Other Intangible Assets

At both December 31, 2015 and 2014, the carrying amount of goodwill of $251.8 million was comprised of $24.0 million recorded in connection with the acquisition of NLC and $227.8 million recorded in connection with the PlainsCapital Merger.

Other intangible assets of $54.9 million and $59.8 million at December 31, 2015 and 2014, respectively, include an indefinite lived intangible asset with an estimated fair value of $3.0 million related to state licenses acquired as a part of the NLC acquisition in January 2007.

The Company performed required annual impairment tests of its goodwill and other intangible assets having an indefinite useful life as of October 1st for each of its reporting units. At October 1, 2015, the Company determined that the estimated fair value of each of its reporting units exceeded its carrying value. The Company estimated the fair values of its reporting units based on both a market and income approach using historic, normalized actual and forecast results.

Based on this evaluation, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable at December 31, 2015.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2015	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$38,930	$(17,497)	$21,433
Trademarks and trade names	15	-	20	20,000	(5,894)	14,106
Noncompete agreements	4	-	6	11,650	(7,095)	4,555
Customer contracts and relationships	12	-	14	21,400	(10,038)	11,362
Agent relationships	13			3,600	(3,188)	412
				$95,580	$(43,712)	$51,868

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2014	(Years)			Assets	Amortization	Assets
Core deposits	7	-	12	$38,770	$(12,104)	$26,666
Trademarks and trade names	10	-	20	20,000	(3,723)	16,277
Noncompete agreements	4	-	6	11,650	(4,794)	6,856
Customer contracts and relationships	8	-	12	14,100	(7,729)	6,371
Agent relationships	13			3,600	(2,987)	613
				$88,120	$(31,337)	$56,783

Amortization expense related to intangible assets during 2015,  2014 and 2013 was  $12.4 million, $11.1 million and $11.1 million, respectively.

The estimated aggregate future amortization expense for intangible assets at December 31, 2015 is as follows (in thousands).

2016	$10,174
2017	8,262
2018	7,235
2019	5,192
2020	4,356
Thereafter	16,649
$51,868

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR and other information related to the serviced portfolio (dollars in thousands).

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$36,155	$20,149	$2,080
Additions	24,974	35,056	13,886
Sales	—	(11,387)	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(2,150)	(5,267)	4,782
Due to customer payoffs	(6,694)	(2,396)	(599)
Balance, end of year	$52,285	$36,155	$20,149

	December 31,
	2015	2014
Mortgage loans serviced for others	$5,051,884	$3,645,220
MSR asset as a percentage of serviced mortgage loans	1.03%	0.99%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR were as follows.

	December 31,
	2015	2014
Weighted average constant prepayment rate	11.51%	12.17%
Weighted average discount rate	10.92%	11.01%
Weighted average life (in years)	6.5	6.3

A sensitivity analysis of the fair value of the Company’s MSR to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2015	2014
Constant prepayment rate:
Impact of 10% adverse change	$(2,177)	$(1,648)
Impact of 20% adverse change	(4,195)	(3,169)
Discount rate:
Impact of 10% adverse change	(2,073)	(1,431)
Impact of 20% adverse change	(3,989)	(2,753)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $19.6 million, $13.3 million and $3.2 million during 2015,  2014 and 2013, respectively, were included in other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2015	2014
Noninterest-bearing demand	$2,235,436	$2,076,385
Interest-bearing:
NOW accounts	1,077,576	1,242,110
Money market	1,500,780	861,851
Brokered - money market	133,380	79,937
Demand	380,214	136,886
Savings	273,390	299,051
Time	1,325,342	1,575,910
Brokered - time	26,565	97,762
	$6,952,683	$6,369,892

At December 31, 2015,  deposits include $622.1 million of time deposit accounts that meet or exceed the FDIC insurance limit of $250,000. Scheduled maturities of interest-bearing time deposits at December 31, 2015 are as follows (in thousands).

2016	$799,215
2017	386,295
2018	83,284
2019	51,209
2020 and thereafter	31,904
$1,351,907

12. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2015	2014
Federal funds purchased	$58,925	$128,100
Securities sold under agreements to repurchase	217,748	136,396
Federal Home Loan Bank	600,000	375,000
Short-term bank loans	70,700	123,200
	$947,373	$762,696

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

	Year Ended December 31,
	2015	2014	2013
Average balance during the year	$315,904	$319,806	$281,067
Average interest rate during the year	0.33%	0.17%	0.19%
Maximum month-end balance during the year	514,776	535,232	415,730

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2015	2014
Average interest rate at end of year	0.26%	0.15%
Securities underlying the agreements at end of year:
Carrying value	$250,981	$166,734
Estimated fair value	$250,045	$163,852

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans.  At December 31, 2015, the Bank had available collateral of $1.5 billion, substantially all of which was blanket collateral. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Year Ended December 31,
	2015	2014	2013
Average balance during the year	$294,959	$261,550	$106,415
Average interest rate during the year	0.27%	0.18%	0.13%
Maximum month-end balance during the year	$600,000	$575,000	$525,000

	December 31,
	2015	2014
Average interest rate at end of year	0.35%	0.16%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at December 31, 2015 and 2014 was 1.26% and 1.07%, respectively.

13. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2015	2014
NLIC note payable due May 2033, three-month LIBOR plus 4.10% (4.64% at December 31, 2015) with interest payable quarterly	$10,000	$10,000
NLIC note payable due September 2033, three-month LIBOR plus 4.05% (4.59% at December 31, 2015) with interest payable quarterly	10,000	10,000
ASIC note payable due April 2034, three-month LIBOR plus 4.05% (4.59% at December 31, 2015) with interest payable quarterly	7,500	7,500
First Southwest nonrecourse notes, paid off in January 2015	—	4,184
Insurance company note payable due March 2035, three-month LIBOR plus 3.40% (3.94% at December 31, 2015) with interest payable quarterly	20,000	20,000
Federal Home Loan Bank notes, maturities ranging from May 2016 to June 2030 with interest payable monthly	36,042	—
Insurance company line of credit due December 31, 2016, 3.25% plus a calculated index rate (4.00% at December 31, 2015) with interest payable quarterly	7,000	5,000
Senior Notes due April 2025, net	148,174	—
	$238,716	$56,684

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The NLIC, ASIC and Insurance Company loan agreements relating to the notes payable contain various covenants pertaining to limitations on additional debt, dividends, officer and director compensation, and minimum capital requirements. The Company was in compliance with the covenants at December 31, 2015.

NLC has entered into an indenture relating to the NLIC, ASIC and Insurance Company notes payable which provides that (i) if a person or group becomes the beneficial owner directly or indirectly of 50% or more of its equity securities and (ii) if NLC’s ratings are downgraded by a nationally recognized statistical rating organization (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), then each holder of the notes governed by such indenture has the right to require that NLC purchase such holder’s notes in whole or in part at a price equal to 100% of the outstanding principal amount.

First Southwest Nonrecourse Notes

In 2005, First Southwest participated in a monetization of future cash flows totaling $95.3 million from several tobacco companies owed to a law firm under a settlement agreement (“Fee Award”). In connection with the transaction, a special purpose entity that was consolidated with First Southwest issued $30.3 million of nonrecourse notes to finance the purchase of the Fee Award, to establish a reserve account and to fund issuance costs. Cash flows from the settlement were the sole source of payment for the nonrecourse notes. The nonrecourse notes carried an interest rate of 8.58%. The First Southwest nonrecourse notes were paid off in January 2015.

Federal Home Loan Bank notes

The FHLB notes, assumed by the Bank in the SWS Merger, have interest rates ranging from 0.80% to 5.83%, with a weighted average interest rate of 2.13% at December 31, 2015. The FHLB notes, as well as other borrowings from the FHLB, are collateralized by FHLB stock, a blanket lien on commercial and real estate loans, as well as by the amount of securities that are in safekeeping at the FHLB, the value of which was $2.3 billion at December 31, 2015.

Insurance Company Line of Credit

The Company’s insurance subsidiary has a line of credit with a financial institution which allows for borrowings by NLC of up to $7.5 million and is collateralized by substantially all of NLC’s assets. The loan agreements relating to the line of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid. The Company was in compliance with the covenants at December 31, 2015.

Senior Notes

On April 9, 2015, Hilltop completed an offering of $150.0 million aggregate principal amount of its 5% senior notes due 2025 (“Senior Unregistered Notes”) in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Unregistered Notes were offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside of the United States under Regulation S under the Securities Act. The Senior Unregistered Notes were issued pursuant to an indenture, dated as of April 9, 2015, by and between Hilltop and U.S. Bank National Association, as trustee. The net proceeds from the offering, after deducting estimated fees and expenses and the initial purchasers’ discounts, were approximately $148 million. Hilltop used the net proceeds of the offering to redeem all of Hilltop’s outstanding Non-Cumulative Perpetual Preferred Stock, Series B at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million, and Hilltop utilized the remainder for general corporate purposes. Unamortized debt issuance costs presented as a reduction from the Senior Notes are discussed further in Note 1 to the consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The indenture contains covenants that limit the Company’s ability to, among other things and subject to certain significant exceptions: (i) dispose of or issue voting stock of certain of the Company’s bank subsidiaries or subsidiaries that own voting stock of the Company’s bank subsidiaries, (ii) incur or permit to exist any mortgage, pledge, encumbrance or lien or charge on the capital stock of certain of the Company’s bank subsidiaries or subsidiaries that own capital stock of the Company’s bank subsidiaries and (iii) sell all or substantially all of the Company’s assets or merge or consolidate with or into other companies.  The indenture also provides for certain events of default, which, if any of them occurs, would permit or require the principal amount, premium, if any, and accrued and unpaid interest on the then outstanding Senior Notes to be declared immediately due and payable.

Scheduled Maturities

Scheduled maturities for notes payable outstanding at December 31, 2015 are as follows (in thousands).

2016	$7,575
2017	7,693
2018	13,444
2019	5,311
2020	3,944
Thereafter	201,628
$239,595

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

The stated term of the Debentures is 30 years with interest payable quarterly. The rate on the Debentures, which resets quarterly, is 3-month LIBOR plus an average spread of 3.22%. The total average interest rate at December 31, 2015 was 3.65%. The term, rate and other features of the preferred securities are the same as the Debentures. PlainsCapital’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee of the Trust’s obligations under the preferred securities.

15. Income Taxes

The significant components of the income tax provision are as follows (in thousands).

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$49,570	$85,303	$51,441
State	3,969	3,087	3,414
	53,539	88,390	54,855
Deferred:
Federal	17,295	(21,851)	14,573
State	81	(931)	1,256
	17,376	(22,782)	15,829
	$70,915	$65,608	$70,684

The income tax provision differs from the amount that would be computed by applying the statutory Federal income tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2015	2014	2013
Computed tax at federal statutory rate	$99,223	$62,358	$69,088
Tax effect of:
Non-taxable acquisition gain	(33,426)	—	—
Nondeductible transaction costs	3,969	102	—
Nondeductible expenses	3,215	2,201	2,363
State income taxes	2,632	1,401	3,035
Tax-exempt income, net	(2,563)	(2,085)	(2,042)
Valuation allowance	(1,889)	1,889	—
Minority interest	(562)	(318)	(479)
Prior year return to provision adjustment	170	360	(1,141)
Other	146	(300)	(140)
	$70,915	$65,608	$70,684

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2015	2014
Deferred tax assets:
Net operating and built-in loss carryforward	$23,937	$15,919
Covered loans	58,236	53,195
Purchase accounting adjustment - loans	15,689	15,110
Allowance for loan losses	17,462	15,255
Compensation and benefits	41,702	22,498
Indemnification agreements	11,269	6,631
Foreclosed property	13,219	13,458
Capital loss carryforward	—	1,950
Other	21,979	14,793
	203,493	158,809
Deferred tax liabilities:
Premises and equipment	26,518	13,567
FDIC Indemnification Asset	35,636	38,546
Intangible assets	20,945	18,989
Derivatives	9,861	9,368
Net unrealized change in securities and other investments	1,432	260
Loan servicing	19,363	13,531
Other	16,734	19,646
	130,489	113,907
Total net deferred tax asset	73,004	44,902
Less valuation allowance	(2,195)	(1,950)
Net deferred tax asset	$70,809	$42,952

The Company’s effective tax rate was 25.0%,  36.8% and 35.8% during 2015,  2014 and 2013, respectively. The decrease in the Company’s effective tax rate during 2015 was primarily due to no income taxes being recorded in connection with the bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, the Company recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock and reversed a previously established valuation allowance of $1.9 million on a deferred tax asset associated with a capital loss carryforward.

At December 31, 2015 and 2014, the Company had net operating loss carryforwards for Federal income tax purposes of $46.5 million and $45.5 million, respectively. This increase in net operating loss carryforwards was a result of the SWS Merger, significantly offset by the utilization of $44.0 million of net operating loss carryforwards during 2015. The net operating loss carryforwards are subject to either separate return year limitations or annual Section 382 limitations on their usage. These net operating loss carryforwards expire in 2025 and later years. The Company expects to realize its current deferred tax asset for these net operating loss carryforwards through the implementation of certain tax planning strategies, core earnings, and reversal of timing differences. At December 31, 2015, the Company also had a recognized built-in loss (“RBIL”) carryover of $21.0 million from the ownership change resulting from the SWS Merger. These RBILs are subject to the annual Section 382 limitation rules similar to the Company’s net operating loss carryforwards. The Company’s remaining net unrealized built-in loss of $16.1 million, if recognized during a five year recognition period before January 1, 2020, would also be subject to the annual Section 382 limitation. The RBIL’s are expected to be fully realized prior to any expiration.

Based on the Company’s evaluation of its deferred tax assets, management has recorded a valuation allowance of $2.2 million at December 31, 2015 against its gross deferred tax asset for an investment that may result in a capital loss.  This increase in the valuation allowance of $0.3 million from December 31, 2014 was a result of an increase in the valuation allowance of $2.2 million from the SWS Merger, significantly offset by a decrease of $1.9 million associated with the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

unexpected capital gain recognition on a capital loss carryforward. The Company has no valuation allowance on the remainder of its deferred tax assets at December 31, 2015 or 2014.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. At both December 31, 2015 and 2014, the total amount of gross unrecognized tax benefits was $0.6 million, of which $0.4 million if recognized, would favorably impact the Company’s effective tax rate.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax audits in numerous jurisdictions in the United States until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2012. The Company is open for various state tax audits for tax years 2011 and later. The Company is currently under income tax examination by several state authorities for tax years 2011 through 2013. The Company does not expect any significant liability to arise as a result of the examinations.

16. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions based on entity-specific factors including the level of normal operating earnings and the amount of eligible employees’ contributions and salaries. In addition, Hilltop, PlainsCapital and the Bank made additional contributions to employees’ 401(k) accounts based on achievement of certain corporate objectives through December 31, 2015. The amount charged to operating expense for these matching contributions totaled $12.6 million, $8.8 million and $7.5 million during 2015,  2014 and 2013, respectively.

Effective upon the completion of the PlainsCapital Merger, the Company recorded a liability of $8.9 million associated with separate retention agreements entered into between Hilltop and two executive officers of PlainsCapital. At December 31, 2015 and 2014, the recorded liability, including interest, was $9.0 million.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2015 and 2014, the carrying value of the policies included in other assets was $24.2 million and $24.8 million, respectively. During 2015,  2014 and 2013, the Bank recorded income of $0.8 million, $0.4 million and $0.4 million, respectively, related to the policies that was reported in other noninterest income within the consolidated statement of operations.

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

The assets of the SWS Plan are held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets are consolidated with those of the Company. Investments in COLI are carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet at December 31, 2015. Investments in Hilltop common stock, which are carried at cost and accounted for in a manner similar to treasury stock, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net, respectively, at December 31, 2015.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17. Related Party Transactions

Pursuant to a Sublease Agreement, Diamond A Administration Company LLC (“Diamond A Admin”), an affiliate of Gerald J. Ford, the current Chairman of the Board of Hilltop and the beneficial owner of 15.8% of Hilltop common stock at December 31, 2015, currently provides office space to Hilltop at a cost of $24,030 per month. This Sublease Agreement continues in effect until July 31, 2018 or such earlier date that the base lease expires.

Jeremy B. Ford, a director and the President and Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P. Diamond A Financial, L.P. owned  15.7% of the outstanding Hilltop common stock at December 31, 2015. He also is a director and the Secretary of Diamond A Admin, which provides office space to Hilltop as described the preceding paragraph. Diamond A Admin is owned by Hunter’s Glen/Ford, Ltd., a limited partnership in which a trust for the benefit of Jeremy B. Ford is a 46% limited partner.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $34.2 million and $32.7 million at December 31, 2015 and 2014, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2015, total principal additions were $8.0 million and total principal payments were $6.5 million.

At December 31, 2015 and 2014, the Bank held deposits of related parties of $61.5 million and $161.9 million, respectively.

A related party is the lessor in an operating lease with the Bank. The Bank’s minimum payment under the lease is $0.5 million annually through 2028, for an aggregate remaining obligation of $6.5 million at December 31, 2015.

The Bank purchases loans from a company for which a related party serves as a director, president and chief executive officer. At December 31, 2015 and 2014, the outstanding balance of the purchased loans was $3.9 million and $6.0 million, respectively. The loans were purchased with recourse to the company in the ordinary course of business and the related party had no direct financial interest in the transactions.

PlainsCapital Equity, LLC is a limited partner in certain limited partnerships that have received loans from the Bank. The Bank made those loans in the normal course of business, using underwriting standards and offering terms that are substantially the same as those used or offered to non-affiliated borrowers. At December 31, 2015 and 2014, the Bank had outstanding loans of $0.1 million and $0.2 million, respectively, in which PlainsCapital Equity, LLC had a limited partnership interest. The investment of PlainsCapital Equity, LLC in these limited partnerships was $3.8 million at both December 31, 2015 and 2014.

18. Commitments and Contingencies

The Bank acts as agent on behalf of certain correspondent banks in the purchase and sale of federal funds that aggregated $23.0 million at December 31, 2015. At December 31, 2014, there were no such amounts outstanding.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Following completion of Hilltop’s acquisition of SWS, several purported holders of shares of SWS common stock filed petitions in the Court of Chancery of the State of Delaware seeking appraisal for their shares pursuant to Section 262 of the Delaware General Corporation Law. These petitions were consolidated as In re SWS Group, Inc., C.A. No. 10554-VCG. As of February 24, 2016, the consolidated matter represented a total of approximately 5.2 million shares of SWS common stock. The Company intends to vigorously defend this matter.

On or about November 2, 2012, FSC, along with thirteen other defendants, was named in a lawsuit pending in the state of Rhode Island Superior Court styled Rhode Island Economic Development Corporation v. Wells Fargo Securities, LLC, et al. FSC is included in connection with its role as financial advisor to the State of Rhode Island, specifically in connection with the Rhode Island Economic Development Corporation’s issuance of $75 million in bonds to finance a loan to 38 Studios, LLC. 38 Studios, LLC ultimately failed to repay the loan and the Rhode Island Economic Development Corporation is seeking recovery to repay the bonds it issued to make such loan. FSC intends to defend itself vigorously in this action.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2015 and 2014, the mortgage origination segment’s indemnification liability reserve totaled $16.6 million and $17.6 million, respectively. The provision for indemnification losses was $4.0 million, $3.1 million and $3.5 million during 2015,  2014 and 2013, respectively.

The following tables provide for a roll-forward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Year Ended December 31,
	2015	2014	2013
Balance, beginning of period	$53,906	$51,912	$39,693
Claims made	71,783	50,558	40,001
Claims resolved with no payment	(38,862)	(29,257)	(17,746)
Repurchases	(14,884)	(15,439)	(6,255)
Indemnification payments	(14,645)	(3,868)	(3,781)
Balance, end of period	$57,298	$53,906	$51,912

	Indemnification Liability Reserve Activity
	Year Ended December 31,
	2015	2014	2013
Balance, beginning of period	$17,619	$21,121	$18,964
Additions for new sales	4,006	3,109	3,539
Repurchases	(1,420)	(1,593)	(251)
Early payment defaults	(64)	(143)	(528)
Indemnification payments	(3,027)	(1,708)	(1,003)
Change in estimate	(474)	(3,167)	400
Balance, end of period	$16,640	$17,619	$21,121

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2015	2014
Reserve for Indemnification Liability:
Specific claims	$5,210	$7,912
Incurred but not reported claims	11,430	9,707
Total	$16,640	$17,619

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

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. As of December 31, 2015, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the FDIC Indemnification Asset. As of December 31, 2015, the Bank had billed $125.4 million of covered net losses to the FDIC, of which 80%, or $100.3 million, were reimbursable under the loss-share agreements. As of December 31, 2015, the Bank had received aggregate reimbursements of $100.3 million from the FDIC.

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

Hilltop and its subsidiaries lease space, primarily for branch facilities and automated teller machines, under noncancelable operating leases with remaining terms, including renewal options, of 1 to 13 years and under capital leases with remaining terms of 9 to 13 years. Rental expense under the operating leases was $40.3 million, $31.4 million and $29.2 million in 2015,  2014 and 2013, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Future minimum lease payments under these agreements follow (in thousands).

	Operating Leases	Capital Leases
2016	$33,231	$1,103
2017	26,573	1,129
2018	23,670	1,167
2019	15,721	1,187
2020	12,378	1,198
Thereafter	31,435	7,127
Total minimum lease payments	$143,008	12,911
Amount representing interest		(5,444)
Present value of minimum lease payments		$7,467

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.7 billion at December 31, 2015 and outstanding financial and performance standby letters of credit of $38.9 million at December 31, 2015.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

20. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Upon the approval by stockholders and effectiveness of the 2012 Plan in September 2012, no additional awards were permissible under the 2003 Equity Incentive Plan (the “2003 Plan”). In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At December 31, 2015,  2,570,555 shares of common stock remain available for issuance pursuant to the 2012 Plan, including shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan and the 2003 Plan was $8.3 million, $4.7 million and $1.7 million during 2015,  2014 and 2013, respectively.

During 2015,  2014 and 2013, Hilltop granted 13,631,  9,519 and 9,343 shares of common stock, respectively, to certain non-employee members of the Company’s Board of Directors for services rendered to the Company pursuant to the 2012 Plan.

Restricted Stock Awards

The Compensation Committee of the Board of Directors of the Company has issued restricted shares of Hilltop common stock (“Restricted Stock Awards”) pursuant to the 2012 Plan. The Restricted Stock Awards generally cliff vest on the third anniversary of the grant date and are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods. The award agreements governing the Restricted Stock Awards provide for accelerated vesting under certain conditions.

Prior to the completion of the SWS Merger and in accordance with the SWS merger agreement, on August 20, 2014, SWS granted restricted shares of SWS common stock to certain of its executive officers and key employees. On January 1, 2015, the effective time of the SWS Merger, these restricted shares of SWS common stock converted into the right to receive an aggregate of 62,994 Restricted Stock Awards based on the value of the merger consideration, and their vesting schedule did not accelerate. Such Restricted Stock Awards generally have begun to vest in three equal annual installments commencing on August 20, 2015, and are subject to service conditions set forth in the award agreements, with associated costs recognized on a straight-line basis over the respective vesting periods.

At December 31, 2015, unrecognized compensation expense related to outstanding Restricted Stock Awards of $0.7 million is expected to be recognized over a weighted average period of 0.30 years.

Restricted Stock Units

The Compensation Committee of the Board of Directors of the Company has issued RSUs pursuant to the 2012 Plan. Certain RSUs are subject to time-based vesting conditions and generally provided for a cliff vest on the third anniversary of the grant date, while other RSUs provided for vesting based upon the achievement of certain performance goals over a three-year period service conditions set forth in the award agreements, with associated costs generally recognized on a straight-line basis over the respective vesting periods. The RSUs are not transferable, and the shares of common stock issuable upon conversion of vested RSUs are generally subject to transfer restrictions for a period of one year following conversion, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

At December 31, 2015,  709,399 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 165,875 outstanding RSUs vest based upon the achievement of certain performance goals over a three-year period. At December 31, 2015, unrecognized compensation expense related to outstanding RSUs of $11.3 million is expected to be recognized over a weighted average period of 1.85 years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table summarizes information about nonvested Restricted Stock Award and RSU activity for the noted periods (shares in thousands).

	Restricted Stock Awards		RSUs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Balance, January 1, 2013	-	$-	-	$-
Granted	471	$13.32	-	$-
Balance, December 31, 2013	471	$13.32	-	$-
Granted	-	$-	444	$23.16
Vested/Released	(2)	$13.25	(1)	$24.06
Forfeited	(3)	$13.25	(8)	$23.74
Balance, December 31, 2014	466	$13.32	435	$23.14
Granted	63	$19.95	491	$19.61
Vested/Released	(54)	$19.58	(12)	$22.45
Forfeited	(22)	$13.25	(39)	$21.93
Balance, December 31, 2015	453	$13.50	875	$21.22

Vested/Released Restricted Stock Awards and RSUs include an aggregate of 4,784 shares withheld to satisfy employee statutory tax obligations during 2015 and 2014.  Pursuant to certain RSU award agreements, an aggregate of 7,025 vested RSUs at December 31, 2015 require deferral of the settlement in shares and statutory tax obligations to a future date.

Stock Options

Stock options granted on November 2, 2011 to two senior executives pursuant to the 2003 Plan to purchase an aggregate of 600,000 shares of the Company’s common stock (the “Stock Option Awards”) at an exercise price of $7.70 per share were fully vested and exercisable at December 31, 2015. These Stock Option Awards expire on November 2, 2016. The fair value for these Stock Option Awards granted was estimated using the Black-Scholes option pricing model with an expected volatility of 25%, a risk-free interest rate of 0.96%, a dividend yield rate of zero, a five-year expected life of the options and a forfeiture rate of 15%.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital (75% in 2015 and 100% in 2016). All of the debentures issued to the Trusts, less the common stock of the Trusts, qualified as Tier 1 capital as of December 31, 2015, under guidance issued by the Board of Governors of the Federal Reserve System.

Management believes that, as of December 31, 2015, Hilltop and the Bank would meet all applicable capital adequacy requirements under the Basel III capital rules for bank holding companies with less than $15 billion in assets on a fully phased-in basis as if such requirements were currently in effect.

During September 2013, Hilltop and PlainsCapital contributed capital of $35.0 million and $25.0 million, respectively, to the Bank to provide additional capital in connection with the FNB Transaction.

The following table shows the Bank’s and Hilltop’s consolidated actual capital amounts and ratios compared to the regulatory minimum capital requirements and the Bank’s regulatory minimum capital requirements needed to qualify as a “well-capitalized” institution in accordance with Basel III as measured at December 31, 2015 and applicable regulatory guidelines at December 31, 2014.

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Tier 1 capital (to average assets):
Bank	$1,064,212	13.22%	$322,104	4.0%	$402,630	5.0%
Hilltop	1,520,514	12.65%	480,928	4.0%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets):
Bank	1,063,041	16.23%	294,716	4.5%	425,701	6.5%
Hilltop	1,469,642	17.87%	370,156	4.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	1,064,212	16.25%	392,954	6.0%	523,939	8.0%
Hilltop	1,520,514	18.48%	493,541	6.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	1,112,654	16.99%	523,939	8.0%	654,924	10.0%
Hilltop	1,553,867	18.89%	658,055	8.0%	N/A	N/A

December 31, 2014
Tier 1 capital (to average assets):
Bank	$845,656	10.31%	$328,025	4.0%	$410,031	5.0%
Hilltop	1,231,724	14.17%	347,619	4.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	845,656	13.74%	246,099	4.0%	369,148	6.0%
Hilltop	1,231,724	19.02%	259,078	4.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	888,744	14.45%	492,198	8.0%	615,247	10.0%
Hilltop	1,275,023	19.69%	518,157	8.0%	N/A	N/A

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

A reconciliation of equity capital to common equity Tier 1, Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2015		December 31, 2014
	Bank	Hilltop	Bank	Hilltop
Total equity capital	$1,293,327	$1,736,954	$1,104,048	$1,460,452
Add:
Net unrealized holding losses (gains) on securities available for sale and held in trust	(567)	(2,629)	3,484	(651)
Deduct:
Goodwill and other disallowed intangible assets	(229,656)	(264,683)	(259,048)	(290,052)
Other	(63)	—	(3,615)	(3,812)
Common equity Tier 1 capital (as defined)	1,063,041	1,469,642
Add: Tier 1 capital
Trust preferred securities	—	65,000	—	65,000
Minority interests	1,171	1,171	787	787
Deduct:
Additional Tier 1 capital deductions	—	(15,299)	—	NA
Tier 1 capital (as defined)	1,064,212	1,520,514	845,656	1,231,724
Add: Allowable Tier 2 capital
Allowance for loan losses	48,442	48,652	43,088	43,088
Net unrealized holding losses on equity securities	—	—	—	211
Deduct:
Additional Tier 2 capital deductions	—	(15,299)	—	NA
Total capital (as defined)	$1,112,654	$1,553,867	$888,744	$1,275,023

Broker-Dealer

Pursuant to the net capital requirements of the Exchange Act, Hilltop Securities and FSC each elected to determine their respective net capital requirements using the alternative method. Accordingly, Hilltop Securities is, and FSC was, required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 and 1,000,000, respectively, or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items. HTS Independent Network follows the primary (aggregate indebtedness) method, as defined in Rule 15c3-1 promulgated under the Exchange Act, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness.

At December 31, 2015, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

			HTS
		Hilltop	Independent
	FSC	Securities	Network
Net capital	$68,613	$154,796	$1,326
Less required net capital	3,393	7,762	250
Excess net capital	$65,220	$147,034	$1,076

Net capital as a percentage of aggregate debit items	40.5%	39.9%
Net capital in excess of 5% aggregate debit items	$60,131	$135,390

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Under certain conditions, the Hilltop Broker-Dealers may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At December 31, 2015 and 2014, the Hilltop Broker-Dealers held cash of $158.6 million and $76.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash or securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2015 and 2014. The fair values of these segregated assets included in special reserve accounts were determined using Level 1 inputs.

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the United States Department of Housing and Urban Development (“HUD”) and the GNMA. On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of December 31, 2015, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

Insurance

The statutory financial statements of the Company’s insurance subsidiaries, which are domiciled in the State of Texas, are presented on the basis of accounting practices prescribed or permitted by the Texas Department of Insurance. Texas has adopted the statutory accounting practices of the National Association of Insurance Commissioners’ (“NAIC”) as the basis of its statutory accounting practices with certain differences that are not significant to the insurance company subsidiaries’ statutory equity.

A summary of statutory capital and surplus and statutory net income of each insurance subsidiary is as follows (in thousands).

	December 31,
	2015	2014
Capital and surplus:
National Lloyds Insurance Company	$121,750	$113,023
American Summit Insurance Company	30,592	28,964

	Year Ended December 31,
	2015	2014	2013
Statutory net income:
National Lloyds Insurance Company	$9,000	$14,893	$3,583
American Summit Insurance Company	1,611	2,554	521

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At December 31, 2015, the Company’s insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At December 31, 2015, the Company’s insurance subsidiaries’ RBC ratio exceeded the level at which regulatory action would be required.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

22. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2015,  $312.4 million of its earnings was available for dividend declaration without prior regulatory approval, of which $50.0 million was paid to its parent in January 2016.

At December 31, 2015, the maximum aggregate dividend that may be paid to NLC from its insurance company subsidiaries in 2016 without regulatory approval was  $15.2 million.

Stock Repurchase Program

During the second quarter of 2015, the Company’s Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $30.0 million of its outstanding common stock. Under the stock repurchase program authorized, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of September 30, 2015, the Company had repurchased an aggregate of $30.0 million of its outstanding common stock. The extent to which the Company repurchased its shares and the timing of such repurchases depended upon market conditions and other corporate considerations, as determined by Hilltop’s management team. The purchases were funded from available cash balances. The stock repurchase program terminated effective December 31, 2015.

During 2015, the Company paid $30.0 million to repurchase and retire an aggregate of 1,390,977 shares of common stock at an average price of $21.56 per share. These retired shares were returned to the Company’s pool of authorized but unissued shares of common stock. The Company uses the par value method of accounting for its stock repurchases, whereby the par value of the shares is deducted from common stock. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital based on an estimated average sales price per issued share with the excess amounts charged to retained earnings.

Series B Preferred Stock

As a result of the PlainsCapital Merger, the outstanding shares of PlainsCapital’s Non-Cumulative Perpetual Preferred Stock, Series C, all of which were held by the U.S. Treasury, were converted on a one-for-one basis into 114,068 shares of Hilltop Non-Cumulative Perpetual Preferred Stock, Series B (“Hilltop Series B Preferred Stock”). The terms of the Hilltop Series B Preferred Stock provide for the payment of non-cumulative dividends on a quarterly basis. The dividend rate, as a percentage of the liquidation amount, fluctuated until December 31, 2013 based upon changes in the level of “qualified small business lending” (“QSBL”) by the Bank. The shares of Hilltop Series B Preferred Stock are senior to shares of Hilltop common stock with respect to dividends and liquidation preference, and qualify as Tier 1 Capital for regulatory purposes. At December 31, 2014, $114.1 million of Hilltop Series B Preferred Stock was outstanding.

The dividend rate on the Hilltop Series B Preferred Stock had been fixed at 5.0% since January 1, 2014, based upon the level of QSBL at September 30, 2013. On April 28, 2015, as discussed in Note 13 to the consolidated financial statements, Hilltop used the net proceeds of the offering of Senior Notes to redeem all shares of Hilltop Series B Preferred Stock at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

23. Other Noninterest Income and Expense

The following tables show the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2015	2014	2013
Other noninterest income:
Change in fair value of Hilltop Broker-Dealer derivatives	$43,704	$16,228	$11,427
Direct bill fees and insurance service fee income	5,329	5,719	5,697
Net gain (loss) from trading securities portfolio	13,134	2,126	(2,773)
Net gain on investment in SWS common stock	—	5,985	—
Revenue from check and stored value cards	7,110	7,614	4,682
Service charges on depositor accounts	15,169	16,730	11,376
Trust fees	7,113	6,330	5,050
Other	14,906	18,809	9,211
	$106,465	$79,541	$44,670
Other noninterest expense:
Accounting fees	$8,357	$5,247	$5,455
Acquisition costs	13,400	1,406	117
Amortization of intangible assets	12,375	11,138	11,087
Data processing	35,986	23,096	17,922
Marketing	26,957	21,372	17,257
Other professional services	50,535	39,310	32,526
Printing, stationery and supplies	7,949	4,902	4,583
Repossession and foreclosure	14,385	17,621	3,546
Telecommunications	7,324	11,249	8,350
Unreimbursed loan closing costs	35,253	32,669	30,095
Other	95,763	63,569	57,009
	$308,284	$231,579	$187,947

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, and interest rate swaps and swaptions are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments increased $17.3 million and $8.2 million during 2015 and 2013, respectively, compared with a  decrease of $16.3 million during 2014. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ derivative instruments are recorded in other assets or other liabilities, as appropriate, and the fair values of the Hilltop Broker-Dealers’ derivatives increased $43.7 million, $16.2 million and $11.4 million during 2015,  2014 and 2013, respectively. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	December 31, 2015		December 31, 2014
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$944,942	$23,762	$621,216	$17,057
Commitments to purchase MBSs	3,151,862	8,350	510,553	6,040
Commitments to sell MBSs	5,038,565	(2,352)	1,968,768	(12,566)
Interest rate swaps and swaptions	409,982	490	83,000	425

PrimeLending has advanced cash collateral totaling $0.8 million and $6.6 million to offset net liability derivative positions on its commitments to sell MBSs at December 31, 2015 and 2014, respectively. In addition, PrimeLending advanced cash collateral totaling $6.4 million and $3.3 million in initial margin on its interest rate swaps and swaptions at December 31, 2015 and 2014, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2015
Securities borrowed:
Institutional counterparties	$1,307,741	$—	$1,307,741	$(1,307,741)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	1,526	(393)	1,133	—	—	1,133

Reverse repurchase agreements:
Institutional counterparties	105,660	—	105,660	(105,412)	—	248

Forward MBS derivatives:
Institutional counterparties	1,377	—	1,377	(1,377)	—	—
	$1,416,304	$(393)	$1,415,911	$(1,414,530)	$—	$1,381
December 31, 2014
Securities borrowed:
Institutional counterparties	$152,899	$—	$152,899	$(152,899)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	425	—	425	—	—	425

Forward MBS derivatives:
Institutional counterparties	41	—	41	—	—	41
	$153,365	$—	$153,365	$(152,899)	$—	$466

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2015
Securities loaned:
Institutional counterparties	$1,235,466	$—	$1,235,466	$(1,235,466)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	643	—	643	(2,519)	—	(1,876)

Repurchase agreements:
Institutional counterparties	69,748	—	69,748	(69,748)	—	—
Customer counterparties	148,000	—	148,000	(148,000)	—	—

Forward MBS derivatives:
Institutional counterparties	4,385	(1,769)	2,616	(1,420)	—	1,196
	$1,458,242	$(1,769)	$1,456,473	$(1,457,153)	$—	$(680)
December 31, 2014
Securities loaned:
Institutional counterparties	$117,822	$—	$117,822	$(117,822)	$—	$—

Repurchase agreements:
Customer counterparties	136,396	—	136,396	(136,396)	—	—

Forward MBS derivatives:
Institutional counterparties	12,829	(223)	12,606	—	(6,137)	6,469
	$267,047	$(223)	$266,824	$(254,218)	$(6,137)	$6,469

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

Securities Lending Activities — The Company’s securities lending activities include lending securities for other broker-dealers, lending institutions and its own clearing and retail operations. These activities involve lending securities to other broker-dealers to cover short sales, to complete transactions in which there has been a failure to deliver securities by the required settlement date and as a conduit for financing activities.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both December 31, 2015 or 2014.

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2015	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$201,090	$16,658	$—	$—	$217,748

Securities lending transactions:
U.S. Treasury and agency securities	12,646	—	—	—	12,646
Corporate securities	5,993	—	—	—	5,993
Equity securities	1,216,827	—	—	—	1,216,827
Total	$1,436,556	$16,658	$—	$—	$1,453,214

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,453,214
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2014	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$136,396	$—	$—	$—	$136,396

Securities lending transactions:
U.S. Treasury and agency securities	9,171	—	—	—	9,171
Corporate securities	200	—	—	—	200
Equity securities	108,451	—	—	—	108,451
Total	$254,218	$—	$—	$—	$254,218

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$254,218
Amount related to agreements not included in offsetting disclosure above					$—

26. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2015	2014
Receivables:
Securities borrowed	$1,307,741	$152,899
Securities failed to deliver	25,087	3,497
Clearing organizations	16,701	11,471
Trades in process of settlement, net	5,707	—
Other	7,263	17
	$1,362,499	$167,884
Payables:
Securities loaned	$1,235,466	$117,822
Correspondents	69,046	51,930
Securities failed to receive	28,352	5,960
Clearing organizations	5,441	3,330
	$1,338,305	$179,042

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

27. Deferred Policy Acquisition Costs

Policy acquisition expenses, primarily commissions, premium taxes and underwriting expenses related to the successful issuance of a new or renewal policy incurred by NLC are deferred and charged against income ratably over the terms of the related policies. A summary of the activity in deferred policy acquisition costs is as follows (in thousands).

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$20,416	$20,991	$19,812
Acquisition expenses capitalized	39,716	41,034	41,771
Amortization charged to income	(40,258)	(41,609)	(40,592)
Balance, end of year	$19,874	$20,416	$20,991

Amortization is included in policy acquisition and other underwriting expenses in the accompanying consolidated statements of operations.

28. Reserve for Losses and Loss Adjustment Expenses

A rollforward of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	Year Ended December 31,
	2015	2014	2013

Balance, beginning of year	$29,716	$27,468	$34,012
Less reinsurance recoverables	(4,315)	(4,508)	(10,385)
Net balance, beginning of year	25,401	22,960	23,627

Incurred related to:
Current year	93,544	86,642	110,096
Prior years	5,522	7,787	659
Total incurred	99,066	94,429	110,755

Payments related to:
Current year	(74,866)	(73,841)	(96,284)
Prior years	(18,746)	(18,147)	(15,138)
Total payments	(93,612)	(91,988)	(111,422)

Net balance, end of year	30,855	25,401	22,960
Plus reinsurance recoverables	13,502	4,315	4,508
Balance, end of year	$44,357	$29,716	$27,468

The increase in the NLC’s reserves at December 31, 2015 as compared with December 31, 2014 of $14.6 million is primarily due to increased reserves attributable to an increase in frequency and severity of severe weather events in NLC’s geographic coverage area as well as additional reinsurance recoverables associated with the increase in reserves. The prior period adverse development of $5.5 million and $7.8 million during 2015 and 2014 was primarily related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

29. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2015, reinsurance receivables have a carrying value of $16.9 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at December 31, 2015, based on NLC’s quality requirements.

Reinsurers with a balance in excess of 5% of the Company’s outstanding reinsurance receivables at December 31, 2015 are listed below (in thousands).

	Balances
	Due From	A.M. Best
	Reinsurers	Rating
Federal Emergency Management Agency	$6,003	N/A
Aspen Bermuda	2,819	A
Partner Reinsurance Co.	2,175	N/A
Everest Re	1,636	A+
Lloyd's Syndicate #2791	1,257	A
Lloyd's Syndicate #2001	868	A+
	$14,758

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Year Ended December 31,
	2015		2014		2013
	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$167,025	$169,334	$172,464	$173,496	$173,982	$168,942
Reinsurance assumed	10,714	10,283	9,746	8,960	7,987	7,202
Reinsurance ceded	(17,170)	(17,535)	(17,845)	(17,932)	(18,528)	(18,611)
Net premiums	$160,569	$162,082	$164,365	$164,524	$163,441	$157,533

The effects of reinsurance on incurred losses are as follows (in thousands).

	Year Ended December 31,
	2015	2014	2013
Loss and LAE incurred	$123,017	$97,011	$117,089
Reinsurance recoverables	(23,951)	(2,582)	(6,334)
Net loss and LAE incurred	$99,066	$94,429	$110,755

Multi-line excess of loss coverage

In addition to the catastrophe reinsurance noted below, both NLIC and ASIC participate in an excess of loss program placed with various reinsurers. This program is limited to each risk with respect to property and liability in the amount of $500,000 for each of NLIC and ASIC. Each of NLIC and ASIC retain $500,000 in this program.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Catastrophic coverage

NLC’s liabilities for losses and LAE include liabilities for reported losses, liabilities for IBNR losses and liabilities for LAE less a reduction for reinsurance recoverables related to those liabilities. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim. The amounts of liabilities for IBNR losses and LAE are estimated on the basis of historical trends, adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. Liabilities for LAE are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims. Based upon the contractual terms of the reinsurance agreements, reinsurance recoverables offset, in part, NLC’s gross liabilities.

Effective July 1, 2015, NLC renewed its catastrophic excess of loss reinsurance coverage for a two year period. At December 31, 2015, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $25 million in excess of $50 million loss and $50 million in excess of $75 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At December 31, 2014, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

Effective January 1, 2016, NLC renewed its underlying excess of loss contract that provides $10.0 million aggregate coverage in excess of NLC’s per event retention and aggregate retention for sub-catastrophic events. NLC retains no participation beyond the first $1 million, down from 9% participation in this coverage during 2015.

During 2015 and 2014, NLC experienced no significant catastrophes that resulted in losses in excess of retention at NLIC, compared to two significant catastrophes during 2013. NLC did not experience any significant catastrophe that resulted in losses in excess of retention at ASIC during 2015,  2014 or 2013. There were 11 tornado, hail and wind storms during 2015 that fit the coverage criteria for the underlying excess of loss contract providing aggregate coverage for sub-catastrophic events. These events had a gross incurred loss total of $35.3 million, which developed a reinsured recoverable of $9.1 million at the 91% subscription level. During 2014, the eight tornado, hail and wind storms that exceeded retention had incurred losses of $21.7 million, which developed a reinsured recoverable of $1.8 million at the  66% subscription level. The two tornado, hail and wind storms that exceeded retention in 2013 had incurred losses of $18.3 million. These losses have no effect on net loss and LAE incurred beyond retention because the catastrophic events exceeded retention levels and are fully recoverable. The primary financial effect beyond the reinsurance retention is additional reinstatement premium payable to the affected reinsurers. Reinstatement premiums during 2015,  2014 and 2013 of $0.2 million, $0.2  million and $0.3 million, respectively, were recorded as ceded premiums.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$369,493	$32,971	$(10,423)	$3,187	$(5,109)	$18,464	$408,583
Provision for loan losses	12,795	(80)	—	—	—	—	12,715
Noninterest income	62,639	334,495	597,163	171,185	81,289	(19,129)	1,227,642
Noninterest expense	243,926	367,812	539,257	158,720	31,926	(1,625)	1,340,016
Income (loss) before income taxes	$175,411	$(266)	$47,483	$15,652	$44,254	$960	$283,494

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2014	Banking	Broker‑Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$334,377	$12,144	$(12,591)	$3,672	$5,219	$18,320	$361,141
Provision for loan losses	16,916	17	—	—	—	—	16,933
Noninterest income	67,438	119,451	456,776	173,577	5,985	(23,916)	799,311
Noninterest expense	245,790	124,715	431,820	151,541	13,878	(2,391)	965,353
Income (loss) before income taxes	$139,109	$6,863	$12,365	$25,708	$(2,674)	$(3,205)	$178,166

			Mortgage			All Other and	Hilltop
Year Ended December 31, 2013	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$293,254	$12,064	$(37,840)	$7,442	$(1,597)	$22,878	$296,201
Provision for loan losses	37,140	18	—	—	—	—	37,158
Noninterest income	71,045	102,714	537,497	166,163	—	(27,334)	850,085
Noninterest expense	155,102	112,360	472,284	166,006	10,439	(4,456)	911,735
Income (loss) before income taxes	$172,057	$2,400	$27,373	$7,599	$(12,036)	$—	$197,393

December 31, 2015
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,707,433	$2,673,455	$1,737,843	$349,259	$1,905,547	$(3,506,536)	$11,867,001

December 31, 2014
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,036,729	$758,636	$1,498,846	$328,693	$1,522,655	$(2,903,143)	$9,242,416

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

31. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Year Ended December 31,
	2015	2014	2013
Basic earnings per share:
Income applicable to Hilltop common stockholders	$209,119	$105,947	$121,015
Less: income applicable to participating shares	(952)	(547)	(672)
Net earnings available to Hilltop common stockholders	$208,167	$105,400	$120,343

Weighted average shares outstanding - basic	99,074	89,710	84,382

Basic earnings per common share	$2.10	$1.18	$1.43

Diluted earnings per share:
Income applicable to Hilltop common stockholders	$209,119	$105,947	$121,015
Add: interest expense on Exchangeable Notes (net of tax)	—	—	5,059
Net earnings available to Hilltop common stockholders	209,119	105,947	126,074

Weighted average shares outstanding - basic	99,074	89,710	84,382
Effect of potentially dilutive securities	888	863	5,949
Weighted average shares outstanding - diluted	99,962	90,573	90,331

Diluted earnings per common share	$2.09	$1.17	$1.40

32. Condensed Financial Statements of Parent

Condensed financial statements of Hilltop (parent only) follow (in thousands). Investments in subsidiaries are determined using the equity method of accounting.

Condensed Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
Investment income	$445	$5,219	$6,635
Interest expense	5,554	—	8,232
Net gain on investment in SWS common stock	—	5,985	—
Bargain purchase gain	81,289	—	—
General and administrative expense	31,926	13,878	10,439
Income (loss) before income taxes, equity in undistributed earnings of subsidiaries and preferred stock activity	44,254	(2,674)	(12,036)
Income tax benefit	(9,562)	(592)	(4,680)
Equity in undistributed earnings of subsidiaries	158,763	114,640	134,065
Net income	$212,579	$112,558	$126,709
Other comprehensive income (loss), net	1,978	35,514	(43,418)
Comprehensive income	$214,557	$148,072	$83,291

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed Balance Sheets

	December 31,
	2015	2014	2013
Assets:
Cash and cash equivalents	$55,542	$145,948	$163,856
Securities, available for sale	—	—	69,023
Investment in subsidiaries	1,817,083	1,218,182	1,069,226
Investment in SWS common stock	—	70,282	—
Other assets	32,922	88,243	14,293
Total assets	$1,905,547	$1,522,655	$1,316,398

Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$20,419	$62,203	$5,257
Notes payable	148,174	—	—
Stockholders’ equity	1,736,954	1,460,452	1,311,141
Total liabilities and stockholders’ equity	$1,905,547	$1,522,655	$1,316,398

Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$212,579	$112,558	$126,709
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(158,763)	(114,640)	(134,065)
Bargain purchase gain	(81,289)	—	—
Deferred income taxes	12,429	156	8,850
Net gain on investment in SWS common stock	—	(5,985)	—
Loss on redemption of senior exchangeable notes	—	—	3,733
Other, net	2,443	(1,379)	132
Net cash provided by (used in) operating activities	(12,601)	(9,290)	5,359

Investing Activities:
Advance to subsidiary	—	(6,000)	—
Capital contribution to subsidiary	—	—	(35,000)
Cash paid for acquisition	(78,217)	—	—
Other, net	(31)	—	—
Net cash used in investing activities	(78,248)	(6,000)	(35,000)

Financing Activities:
Payments to repurchase common stock	(30,028)	—	—
Proceeds from issuance of notes payable	148,078	—	—
Redemption of senior exchangeable notes	—	—	(11,088)
Dividends paid on preferred stock	(3,539)	(5,619)	(2,985)
Redemption of preferred stock	(114,068)	—	—
Other, net	—	3,001	2,816
Net cash provided by (used in) financing activities	443	(2,618)	(11,257)

Net change in cash and cash equivalents	(90,406)	(17,908)	(40,898)
Cash and cash equivalents, beginning of year	145,948	163,856	204,754
Cash and cash equivalents, end of year	$55,542	$145,948	$163,856

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Supplemental Schedule of Non-Cash Activities:
Common stock issued in acquisition	$200,626	$—	$—
Conversion of available for sale investment in SWS common stock	$—	$71,502	$—
Redemption of senior exchangeable notes for common stock	$—	$—	$83,950

During September 2013, Hilltop contributed capital of $35.0 million to the Bank to provide additional capital in connection with the FNB Transaction.

As discussed in Note 3 to the consolidated financial statements, Hilltop’s investment in SWS common stock is accounted for under the provisions of the Fair Value Option effective October 2, 2014. Hilltop had previously accounted for its investments in SWS as available for sale securities. Under the Fair Value Option, Hilltop’s investment in SWS common stock is recorded at fair value, with changes in fair value being recorded in other noninterest income within Hilltop’s condensed statement of operations rather than as a component of other comprehensive income. Hilltop’s election to apply the provisions of the Fair Value Option resulted in Hilltop recording those unrealized gains previously associated with its investment in SWS common stock of $7.2 million. For the period from October 3, 2014 through December 31, 2014, the change in fair value of Hilltop’s investment in SWS common stock resulted in a loss of $1.2 million. In the aggregate, Hilltop recorded a $6.0 million net gain in income within Hilltop’s condensed statement of operations during 2014.

33. Recently Issued Accounting Standards

In January 2016, FASB issued Accounting Standards Update (“ASU”) 2016-01 related to financial instruments. This pronouncement requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the Fair Value Option and the presentation and disclosure requirements for financial instruments. The amendment is effective for annual periods, and interim periods within those fiscal periods, beginning after December 15, 2017. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

In September 2015, FASB issued ASU 2015-16 as part of its initiative to reduce complexity in accounting standards and eliminate the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The amendment is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2015, with earlier application permitted for financial statements that have not been issued. The Company elected to early adopt the provisions of this amendment beginning with the three months ended December 31, 2015. Adoption of the amendment did not have a significant effect on the Company’s future consolidated financial statements.

In June 2015, FASB issued ASU 2015-10 to clarify the codification, correct unintended application of guidance, eliminate inconsistencies, and to improve the codification’s presentation of guidance for a wide range of topics in the codification. Transition guidance varies based on the amendments included. The amendments that require transition guidance are effective for annual periods, and interim periods within those fiscal periods, beginning after December 15, 2015. All other amendments were effective upon the issuance, including the Company’s adoption of the amendment related to a clarification of the disclosure requirements for nonrecurring fair value measurements made during the period.

The Company adopted the amendments requiring transition guidance as of January 1, 2016 and does not expect the amendment to have a significant effect on its future consolidated financial statements.

In May 2015, the FASB issued ASU 2015-09 requiring enhanced disclosures for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The amendment is effective for annual periods beginning after December 15, 2015 and interim reporting periods thereafter.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

In February 2015, the FASB issued ASU 2015-02 to modify the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2015. The Company adopted the amendment as of January 1, 2016 and does not expect the amendment to have a significant effect on its future consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 as part of its initiative to reduce complexity in accounting standards. This amendment eliminates the concept of extraordinary items. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2015 and may be adopted using either a full retrospective transition method or a prospective transition method. The Company adopted the amendment as of January 1, 2016 using the prospective transition method and does not expect the amendment to have a significant effect on its future consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which clarifies the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment was initially scheduled to be effective for the Company no earlier than the first quarter of 2017, however, in July 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year. Therefore, the amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 and may be adopted using either a full retrospective transition method or a modified retrospective transition method. Early adoption is permitted no earlier than the first quarter of 2017. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

34.  Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2015
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$115,962	$130,545	$115,662	$107,669	$469,838
Interest expense	16,649	15,334	14,995	14,277	61,255
Net interest income	99,313	115,211	100,667	93,392	408,583
Provision for loan losses	4,277	5,593	158	2,687	12,715
Noninterest income	276,927	296,469	301,400	352,846	1,227,642
Noninterest expense	338,721	333,502	353,317	314,476	1,340,016
Income before income taxes	33,242	72,585	48,592	129,075	283,494
Income tax expense	12,020	25,338	18,137	15,420	70,915
Net income	21,222	47,247	30,455	113,655	212,579
Less: Net income attributable to noncontrolling interest	495	353	405	353	1,606
Income attributable to Hilltop	$20,727	$46,894	$30,050	$113,302	$210,973
Dividends on preferred stock	—	—	428	1,426	1,854
Income applicable to Hilltop common stockholders	$20,727	$46,894	$29,622	$111,876	$209,119

Earnings per common share:
Basic	$0.21	$0.47	$0.30	$1.12	$2.10
Diluted	$0.21	$0.47	$0.30	$1.11	$2.09

	Year Ended December 31, 2014
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$99,316	$93,217	$104,408	$91,828	$388,769
Interest expense	7,802	7,457	5,962	6,407	27,628
Net interest income	91,514	85,760	98,446	85,421	361,141
Provision for loan losses	4,125	4,033	5,533	3,242	16,933
Noninterest income	213,795	212,135	203,281	170,100	799,311
Noninterest expense	246,768	254,744	251,212	212,629	965,353
Income before income taxes	54,416	39,118	44,982	39,650	178,166
Income tax expense	20,950	14,010	16,294	14,354	65,608
Net income	33,466	25,108	28,688	25,296	112,558
Less: Net income attributable to noncontrolling interest	325	296	177	110	908
Income attributable to Hilltop	$33,141	$24,812	$28,511	$25,186	$111,650
Dividends on preferred stock	1,425	1,426	1,426	1,426	5,703
Income applicable to Hilltop common stockholders	$31,716	$23,386	$27,085	$23,760	$105,947

Earnings per common share:
Basic	$0.35	$0.26	$0.30	$0.26	$1.18
Diluted	$0.35	$0.26	$0.30	$0.26	$1.17