Form 10-Q
period 2016-03-31
Hilltop Holdings Inc.
filed 2016-04-28
CIK 1265131

0Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant's common stock outstanding at April 28, 2016 was 98,498,077.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Cash and due from banks	$512,103	$652,036
Federal funds sold	15,406	17,409
Securities purchased under agreements to resell	96,646	105,660
Assets segregated for regulatory purposes	120,714	158,613
Securities:
Trading, at fair value	368,425	214,146
Available for sale, at fair value (amortized cost of $655,989 and $670,003, respectively)	666,328	673,706
Held to maturity, at amortized cost (fair value of $313,553 and $331,468, respectively)	310,478	332,022
	1,345,231	1,219,874

Loans held for sale	1,344,333	1,533,678
Non-covered loans, net of unearned income	5,366,065	5,220,040
Allowance for non-covered loan losses	(48,450)	(45,415)
Non-covered loans, net	5,317,615	5,174,625

Covered loans, net of allowance of $1,217 and $1,532, respectively	346,169	378,762
Broker-dealer and clearing organization receivables	1,370,622	1,362,499
Premises and equipment, net	198,414	200,618
FDIC indemnification asset	80,522	91,648
Covered other real estate owned	78,890	99,090
Other assets	601,181	565,813
Goodwill	251,808	251,808
Other intangible assets, net	52,274	54,868
Total assets	$11,731,928	$11,867,001

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,233,608	$2,235,436
Interest-bearing	4,750,567	4,717,247
Total deposits	6,984,175	6,952,683

Broker-dealer and clearing organization payables	1,284,016	1,338,305
Short-term borrowings	832,921	947,373
Securities sold, not yet purchased, at fair value	165,704	130,044
Notes payable	232,190	238,716
Junior subordinated debentures	67,012	67,012
Other liabilities	405,899	454,743
Total liabilities	9,971,917	10,128,876
Commitments and contingencies (see Notes 12 and 13)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 98,584,947 and 98,896,184 shares issued and outstanding, respectively	986	989
Additional paid-in capital	1,567,150	1,577,270
Accumulated other comprehensive income	6,878	2,629
Retained earnings	183,042	155,475
Deferred compensation employee stock trust, net	1,020	1,034
Employee stock trust (21,453 and 22,196 shares, at cost, respectively)	(428)	(443)
Total Hilltop stockholders' equity	1,758,648	1,736,954
Noncontrolling interests	1,363	1,171
Total stockholders' equity	1,760,011	1,738,125
Total liabilities and stockholders' equity	$11,731,928	$11,867,001

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans, including fees	$91,551	$87,388
Securities borrowed	7,589	10,018
Securities:
Taxable	6,367	7,049
Tax-exempt	1,637	1,741
Other	1,009	1,473
Total interest income	108,153	107,669

Interest expense:
Deposits	4,102	4,315
Securities loaned	5,987	7,506
Short-term borrowings	1,120	1,024
Notes payable	2,582	669
Junior subordinated debentures	645	585
Other	176	178
Total interest expense	14,612	14,277

Net interest income	93,541	93,392
Provision for loan losses	3,407	2,687
Net interest income after provision for loan losses	90,134	90,705

Noninterest income:
Net realized gains on securities	46	4,403
Net gains from sale of loans and other mortgage production income	127,297	120,545
Mortgage loan origination fees	18,813	14,589
Net insurance premiums earned	39,733	39,567
Securities commissions and fees	38,752	42,918
Investment and securities advisory fees and commissions	23,819	24,922
Bargain purchase gain	—	81,289
Other	29,226	24,613
Total noninterest income	277,686	352,846

Noninterest expense:
Employees' compensation and benefits	182,655	182,504
Loss and loss adjustment expenses	21,959	18,860
Policy acquisition and other underwriting expenses	11,252	11,674
Occupancy and equipment, net	27,791	29,185
Other	81,544	72,253
Total noninterest expense	325,201	314,476

Income before income taxes	42,619	129,075
Income tax expense	14,423	15,420

Net income	28,196	113,655
Less: Net income attributable to noncontrolling interest	629	353

Income attributable to Hilltop	27,567	113,302
Dividends on preferred stock	—	1,426
Income applicable to Hilltop common stockholders	$27,567	$111,876

Earnings per common share:
Basic	$0.28	$1.12
Diluted	$0.28	$1.11

Weighted average share information:
Basic	98,153	99,741
Diluted	98,669	100,627

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$28,196	$113,655
Other comprehensive income:
Net unrealized gains on securities available for sale, net of tax of $2,390 and $4,454, respectively	4,279	7,913
Reclassification adjustment for gains included in net income, net of tax of $(16) and $(1,589), respectively	(30)	(2,814)
Comprehensive income	32,445	118,754
Less: comprehensive income attributable to noncontrolling interest	629	353

Comprehensive income applicable to Hilltop	$31,816	$118,401

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated	Retained	Deferred			Total
					Additional	Other	Earnings	Compensation	Employee		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2014	114	$114,068	90,182	$902	$1,390,788	$651	$(45,957)	$—	—	$—	$1,460,452	$787	$1,461,239
Net income	—	—	—	—	—	—	113,302	—	—	—	113,302	353	113,655
Other comprehensive income	—	—	—	—	—	5,099	—	—	—	—	5,099	—	5,099
Issuance of common stock	—	—	10,113	101	199,932	—	—	—	—	—	200,033	—	200,033
Stock-based compensation expense	—	—	—	—	1,814	—	—	—	—	—	1,814	—	1,814
Common stock issued to board members	—	—	2	—	51	—	—	—	—	—	51	—	51
Issuance of common stock related to share-based awards, net	—	—	(11)	—	—	—	—	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	(1,427)	—	—	—	(1,427)	—	(1,427)
Deferred compensation plan	—	—	—	—	—	—	—	1,189	30	(597)	592	—	592
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(264)	(264)
Balance, March 31, 2015	114	$114,068	100,286	$1,003	$1,592,585	$5,750	$65,918	$1,189	30	$(597)	$1,779,916	$876	$1,780,792

Balance, December 31, 2015	—	$—	98,896	$989	$1,577,270	$2,629	$155,475	$1,034	22	$(443)	$1,736,954	$1,171	$1,738,125
Net income	—	—	—	—	—	—	27,567	—	—	—	27,567	629	28,196
Other comprehensive income	—	—	—	—	—	4,249	—	—	—	—	4,249	—	4,249
Issuance of common stock	—	—	500	5	3,845	—	—	—	—	—	3,850	—	3,850
Stock-based compensation expense	—	—	—	—	2,228	—	—	—	—	—	2,228	—	2,228
Common stock issued to board members	—	—	6	—	108	—	—	—	—	—	108	—	108
Issuance of common stock related to share-based awards, net	—	—	(1)	—	(33)	—	—	—	—	—	(33)	—	(33)
Retirement of common stock	—	—	(816)	(8)	(16,268)	—	—	—	—	—	(16,276)	—	(16,276)
Deferred compensation plan	—	—	—	—	—	—	—	(14)	(1)	15	1	—	1
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(437)	(437)
Balance, March 31, 2016	—	$—	98,585	$986	$1,567,150	$6,878	$183,042	$1,020	21	$(428)	$1,758,648	$1,363	$1,760,011

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$28,196	$113,655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,407	2,687
Depreciation, amortization and accretion, net	(11,830)	(14,486)
Net realized gains on securities	(46)	(4,403)
Bargain purchase gain	—	(81,289)
Deferred income taxes	494	(2,545)
Other, net	8,320	(3,814)
Net change in securities purchased under agreements to resell	9,014	(22,486)
Net change in assets segregated for regulatory purposes	37,899	(20,657)
Net change in trading securities	(154,279)	11,632
Net change in broker-dealer and clearing organization receivables	130,858	(793,613)
Net change in FDIC Indemnification Asset	11,214	23,376
Net change in other assets	(14,890)	(34,554)
Net change in broker-dealer and clearing organization payables	(162,722)	690,552
Net change in other liabilities	(48,283)	(52,528)
Net gains from sales of loans	(127,297)	(120,545)
Loans originated for sale	(3,052,579)	(2,904,331)
Proceeds from loans sold	3,352,409	3,094,705
Net cash provided by (used in) operating activities	9,885	(118,644)

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	21,398	6,329
Proceeds from sales, maturities and principal reductions of securities available for sale	64,918	449,892
Purchases of securities available for sale	(51,531)	(2,623)
Net change in loans	(233,309)	(2,080)
Purchases of premises and equipment and other assets	(9,948)	(5,565)
Proceeds from sales of premises and equipment and other real estate owned	22,068	31,818
Net cash received for Federal Home Loan Bank and Federal Reserve Bank stock	12,311	4,044
Net cash from acquisitions	—	41,097
Net cash provided by (used in) investing activities	(174,093)	522,912

Financing Activities
Net change in deposits	139,925	(556,657)
Net change in short-term borrowings	(114,452)	72,540
Proceeds from notes payable	5,553	1,000
Payments on notes payable	(12,028)	(23,904)
Proceeds from issuance of common stock	3,850	—
Dividends paid on preferred stock	—	(1,426)
Net cash distributed to noncontrolling interest	(437)	(264)
Other, net	(139)	(99)
Net cash provided by (used in) financing activities	22,272	(508,810)

Net change in cash and cash equivalents	(141,936)	(104,542)
Cash and cash equivalents, beginning of period	669,445	813,075
Cash and cash equivalents, end of period	$527,509	$708,533

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$16,377	$14,325
Cash paid for income taxes, net of refunds	$831	$45,981
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$4,726	$26,211
Common stock issued in acquisition	$—	$200,626
Additions to mortgage servicing rights	$1,639	$2,690

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

The Company provides its products and services through three primary operating subsidiaries, PlainsCapital Corporation (“PlainsCapital”), Hilltop Securities Holdings LLC (“Securities Holdings”) and National Lloyds Corporation (“NLC”). PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, traditional banking, wealth and investment management and treasury management services primarily in Texas and residential mortgage lending throughout the United States. Securities Holdings is a holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States. NLC is a property and casualty insurance holding company, headquartered in Waco, Texas, that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

On January 1, 2015, Hilltop completed its acquisition of SWS Group, Inc. (“SWS”) in a stock and cash transaction (the “SWS Merger”), whereby SWS’s broker-dealer subsidiaries, Southwest Securities, Inc. and SWS Financial Services, Inc., became subsidiaries of Securities Holdings, and SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank. On October 5, 2015, Southwest Securities, Inc. and SWS Financial Services, Inc. were renamed “Hilltop Securities Inc.” (“Hilltop Securities”) and “Hilltop Securities Independent Network Inc.” (“HTS Independent Network”), respectively.

On October 22, 2015, the Financial Industry Regulatory Authority (“FINRA”) granted approval to combine First Southwest Company, LLC (“FSC”) and Hilltop Securities, subject to customary conditions. FSC, Hilltop Securities and HTS Independent Network operated as separate broker-dealers, under coordinated leadership from the date of the SWS Merger until January 22, 2016, when FSC was merged into Hilltop Securities to form a combined firm operating under the “Hilltop Securities” name. We use the term “Hilltop Broker-Dealers” to refer to FSC, Hilltop Securities and HTS Independent Network prior to January 22, 2016 and Hilltop Securities and HTS Independent Network after such date.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for loan losses, the fair values of financial instruments, the amounts receivable from the Federal Deposit Insurance Corporation (the “FDIC”) under loss-share agreements (the “FDIC Indemnification Asset”), reserves for losses and loss adjustment expenses (“LAE”), the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

mortgage loan indemnification liability, and the potential impairment of assets are particularly subject to change. The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements.

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

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, Hilltop Securities, HTS Independent Network and First Southwest Holdings, LLC (“First Southwest”). Hilltop Securities is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC, a wholly-owned subsidiary of First Southwest, is a registered investment advisor under the Investment Advisors Act of 1940. As discussed above, prior to January 22, 2016, Securities Holdings’ subsidiaries also included FSC, First Southwest’s principal subsidiary and formerly a broker-dealer registered with the SEC and FINRA and a member of the NYSE.

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

The operations acquired in the SWS Merger were included in the Company’s operating results beginning January 1, 2015 and such operations included a preliminary bargain purchase gain of $82.8 million as disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015. During 2015, certain adjustments were recorded that resulted in an aggregate decrease in the preliminary bargain purchase gain associated with the SWS Merger to $81.3 million, which also decreased net income for the three months ended March 31, 2015 by $1.5 million as compared with amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Accordingly, our results for the quarter ended March 31, 2015 and related disclosures have been revised to reflect these adjustments.

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation. Additionally, during the preparation of the condensed consolidated financial statements for the period ended September 30, 2015, the Company determined that its previously reported unaudited consolidated statements of cash flows contained in the previously filed Quarterly Reports on Form 10-Q filed with SEC on May 6, 2015 and July 29, 2015 contained a classification error related to how certain acquired balances related to its acquisition of SWS were reflected. Management has evaluated the quantitative and qualitative impact of the classification error to previously issued unaudited consolidated statements of cash flows and concluded that the previously issued condensed consolidated financial statements were not materially misstated. However, in order to correctly present the cash flow statements, management has elected to revise the unaudited consolidated statements of cash flows for each of the three

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

months ended March 31, 2015 included herein and the six months ended June 30, 2015 in its future filings. The correction had no impact on the Company’s financial condition or results of operations for the periods presented.

The following table summarizes the revisions made to the Company’s unaudited consolidated statements of cash flows for the noted periods (in thousands).

	Three Months Ended March 31, 2015
	As Originally Reported	As Revised
Operating Activities
Net change in broker-dealer and clearing organization receivables	$(1,062,969)	$(793,613)
Net change in broker-dealer and clearing organization payables	1,039,786	690,552
Net cash used in operating activities	(38,766)	(118,644)

Investing Activities
Net change in loans	267,275	(2,080)
Net cash provided by investing activities	792,267	522,912

Financing Activities
Net change in deposits	(905,890)	(556,657)
Net cash used in financing activities	(858,043)	(508,810)

Net change in cash and cash equivalents	(104,542)	(104,542)

2. Acquisition

SWS Merger

On January 1, 2015, Hilltop completed its acquisition of SWS in a stock and cash transaction, whereby each outstanding share of SWS common stock was converted into the right to receive 0.2496 shares of Hilltop common stock and $1.94 in cash, equating to $6.92 per share based on Hilltop’s closing price on December 31, 2014 and resulting in an aggregate purchase price of $349.1 million, consisting of 10.1 million shares of common stock, $78.2 million in cash and $70.3 million associated with Hilltop’s existing investment in SWS common stock. The operations of SWS are included in the Company’s operating results beginning January 1, 2015. Such operating results include a bargain purchase gain of $81.3 million and are not necessarily indicative of future operating results. SWS’s results of operations prior to the acquisition date are not included in the Company’s consolidated operating results.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents details on acquired loans at the acquisition date (in thousands).

	Loans, excluding	PCI	Total
	PCI Loans	Loans	Loans
Commercial and industrial	$178,603	$9,850	$188,453
Real estate	324,477	62,218	386,695
Construction and land development	14,708	1,391	16,099
Consumer	3,216	—	3,216
Broker-dealer (1)	269,356	—	269,356
Total	$790,360	$73,459	$863,819

(1)    Represents acquired margin loans to customers and correspondents associated with acquired broker-dealer segment operations.

The following table presents information about the PCI loans at acquisition (in thousands).

Contractually required principal and interest payments	$120,078
Nonaccretable difference	32,040
Cash flows expected to be collected	88,038
Accretable difference	14,579
Fair value of loans acquired with a deterioration of credit quality	$73,459

The following table presents information about the acquired loans without credit impairment at acquisition (in thousands).

Contractually required principal and interest payments	$901,672
Contractual cash flows not expected to be collected	39,721
Fair value at acquisition	790,360

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At March 31, 2016 and December 31, 2015, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.29 billion and $1.46 billion, respectively, and the unpaid principal balance of those loans was $1.23 billion and $1.41 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2016	Inputs	Inputs	Inputs	Fair Value
Trading securities	$12,916	$355,508	$1	$368,425
Available for sale securities	17,979	648,349	—	666,328
Loans held for sale	—	1,244,799	40,545	1,285,344
Derivative assets	—	90,981	—	90,981
MSR asset	—	—	39,863	39,863
Securities sold, not yet purchased	60,149	105,555	—	165,704
Derivative liabilities	—	43,945	—	43,945

	Level 1	Level 2	Level 3	Total
December 31, 2015	Inputs	Inputs	Inputs	Fair Value
Trading securities	$21,807	$192,338	$1	$214,146
Available for sale securities	17,409	656,297	—	673,706
Loans held for sale	—	1,434,955	25,880	1,460,835
Derivative assets	—	35,676	—	35,676
MSR asset	—	—	52,285	52,285
Securities sold, not yet purchased	27,648	102,396	—	130,044
Derivative liabilities	—	5,426	—	5,426

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended March 31, 2016
Trading securities	$1	$—	$—	$—	$—	$1
Loans held for sale	25,880	23,236	(4,237)	(4,334)	—	40,545
MSR asset	52,285	1,639	—	(14,061)	—	39,863
Total	$78,166	$24,875	$(4,237)	$(18,395)	$—	$80,409

Three months ended March 31, 2015
Available for sale securities	$—	$7,301	$—	$(1,369)	$—	$5,932
Loans held for sale	9,017	11,136	(271)	(387)	—	19,495
MSR asset	36,155	2,690	—	(7,197)	—	31,648
Total	$45,172	$21,127	$(271)	$(8,953)	$—	$57,075

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at March 31, 2016.

For Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Input	(Weighted-Average)
Trading securities	Discounted cash flow	Discount rate	8	-	17%	(10%)

Loans held for sale	Discounted cash flow / Market comparable	Projected price	88	-	96%	(96%)

MSR asset	Discounted cash flow	Constant prepayment rate			16.92%
		Discount rate			10.79%

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the changes in fair value for instruments that are reported at fair value under the Fair Value Option (in thousands).

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$447	$—	$447	$(6,695)	$—	$(6,695)
MSR asset	(14,061)	—	(14,061)	(7,197)	—	(7,197)

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

At March 31, 2016, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	60%	55%	51%
Weighted average loss severity rate	51%	34%	30%
Weighted average prepayment speed	0%	6%	0%

At March 31, 2016, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 31%, 19% and 15%, respectively.

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of other real estate owned (“OREO”) properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At March 31, 2016, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Level 3 inputs were used to determine the initial fair value at acquisition of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At March 31, 2016 and December 31, 2015, the estimated fair value of covered OREO was $78.9 million and $99.1 million, respectively, and

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

the underlying fair value measurements utilize Level 2 and Level 3 inputs. The fair value of non-covered OREO at March 31, 2016 and December 31, 2015 was $0.5 million and $0.4 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended March 31,
March 31, 2016	Inputs	Inputs	Inputs	Fair Value	2016	2015
Non-covered impaired loans	$—	$—	$39,722	$39,722	$(33)	$349
Covered impaired loans	—	—	45,025	45,025	332	3,218
Non-covered other real estate owned	—	—	—	—	—	(28)
Covered other real estate owned	—	11,322	—	11,322	(9,765)	(950)

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. The methods for determining estimated fair value for financial assets and liabilities is described in detail in Note 3 to the consolidated financial statements included in the Company’s 2015 Form 10-K.

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2016	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$527,509	$527,509	$—	$—	$527,509
Securities purchased under agreements to resell	96,646	—	96,646	—	96,646
Assets segregated for regulatory purposes	120,714	120,714	—	—	120,714
Held to maturity securities	310,478	—	313,553	—	313,553
Loans held for sale	58,989	—	58,989	—	58,989
Non-covered loans, net	5,317,615	—	463,987	4,891,840	5,355,827
Covered loans, net	346,169	—	—	484,424	484,424
Broker-dealer and clearing organization receivables	1,370,622	—	1,370,622	—	1,370,622
FDIC indemnification asset	80,522	—	—	77,817	77,817
Other assets	60,468	—	54,412	6,056	60,468

Financial liabilities:
Deposits	6,984,175	—	6,987,315	—	6,987,315
Broker-dealer and clearing organization payables	1,284,016	—	1,284,016	—	1,284,016
Short-term borrowings	832,921	—	832,921	—	832,921
Debt	299,202	—	292,817	—	292,817
Other liabilities	5,389	—	5,389	—	5,389

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2015	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$669,445	$669,445	$—	$—	$669,445
Securities purchased under agreements to resell	105,660	—	105,660	—	105,660
Assets segregated for regulatory purposes	158,613	158,613	—	—	158,613
Held to maturity securities	332,022	—	331,468	—	331,468
Loans held for sale	72,843	—	72,843	—	72,843
Non-covered loans, net	5,174,625	—	602,968	4,600,406	5,203,374
Covered loans, net	378,762	—	—	527,201	527,201
Broker-dealer and clearing organization receivables	1,362,499	—	1,362,499	—	1,362,499
FDIC indemnification asset	91,648	—	—	91,648	91,648
Other assets	68,786	—	53,214	15,572	68,786

Financial liabilities:
Deposits	6,952,683	—	6,955,919	—	6,955,919
Broker-dealer and clearing organization payables	1,338,305	—	1,338,305	—	1,338,305
Short-term borrowings	947,373	—	947,373	—	947,373
Debt	305,728	—	299,257	—	299,257
Other liabilities	3,699	—	3,699	—	3,699

4. Securities

The fair value of trading securities are summarized as follows (in thousands).

	March 31,	December 31,
	2016	2015
U.S. Treasury securities	$11,436	$20,481
U.S. government agencies:
Bonds	75,015	36,244
Residential mortgage-backed securities	55,526	12,505
Commercial mortgage-backed securities	21,717	19,280
Collateralized mortgage obligations	3,150	264
Corporate debt securities	53,277	34,735
States and political subdivisions	101,655	58,588
Unit investment trusts	37,897	18,400
Private-label securitized product	7,443	12,324
Other	1,309	1,325
Totals	$368,425	$214,146

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $165.7 million and $130.0 million at March 31, 2016 and December 31, 2015, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
March 31, 2016	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$44,409	$483	$(8)	$44,884
U.S. government agencies:
Bonds	301,690	1,703	(280)	303,113
Residential mortgage-backed securities	32,253	1,103	(14)	33,342
Commercial mortgage-backed securities	9,090	283	(2)	9,371
Collateralized mortgage obligations	49,082	81	(641)	48,522
Corporate debt securities	90,080	5,160	(17)	95,223
States and political subdivisions	110,515	2,863	(14)	113,364
Commercial mortgage-backed securities	499	31	—	530
Equity securities	18,371	666	(1,058)	17,979
Totals	$655,989	$12,373	$(2,034)	$666,328

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$44,430	$206	$(33)	$44,603
U.S. government agencies:
Bonds	297,448	1,135	(1,947)	296,636
Residential mortgage-backed securities	34,864	1,008	(19)	35,853
Commercial mortgage-backed securities	9,174	35	(2)	9,207
Collateralized mortgage obligations	54,297	48	(1,644)	52,701
Corporate debt securities	94,877	3,399	(326)	97,950
States and political subdivisions	116,246	2,581	(102)	118,725
Commercial mortgage-backed securities	498	33	—	531
Equity securities	18,169	574	(1,243)	17,500
Totals	$670,003	$9,019	$(5,316)	$673,706

	Held to Maturity
	Amortized	Unrealized	Unrealized
March 31, 2016	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,073	$1	$—	$25,074
U.S. government agencies:
Bonds	60,428	191	—	60,619
Residential mortgage-backed securities	23,099	634	—	23,733
Commercial mortgage-backed securities	18,577	543	(10)	19,110
Collateralized mortgage obligations	157,455	1,491	(2)	158,944
States and political subdivisions	25,846	235	(8)	26,073
Totals	$310,478	$3,095	$(20)	$313,553

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

	March 31, 2016			December 31, 2015
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for sale
U.S. treasury securities:
Unrealized loss for less than twelve months	3	$4,304	$5	8	$33,791	$33
Unrealized loss for twelve months or longer	2	2,457	3	—	—	—
	5	6,761	8	8	33,791	33
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	54,820	152	7	148,327	896
Unrealized loss for twelve months or longer	1	34,865	128	3	44,321	1,051
	2	89,685	280	10	192,648	1,947
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	1,311	1	3	3,407	5
Unrealized loss for twelve months or longer	1	976	13	1	982	14
	2	2,287	14	4	4,389	19
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	1,605	2	1	1,611	2
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	1,605	2	1	1,611	2
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	933	4	2	1,590	4
Unrealized loss for twelve months or longer	8	40,304	637	8	42,399	1,640
	10	41,237	641	10	43,989	1,644
Corporate debt securities:
Unrealized loss for less than twelve months	2	2,820	17	16	16,635	277
Unrealized loss for twelve months or longer	—	—	—	1	1,949	49
	2	2,820	17	17	18,584	326
States and political subdivisions:
Unrealized loss for less than twelve months	3	702	2	2	3,018	9
Unrealized loss for twelve months or longer	8	5,125	12	35	24,423	93
	11	5,827	14	37	27,441	102
Equity securities:
Unrealized loss for less than twelve months	1	8,523	709	2	8,949	909
Unrealized loss for twelve months or longer	2	2,321	349	1	1,927	334
	3	10,844	1,058	3	10,876	1,243
Total available for sale:
Unrealized loss for less than twelve months	14	75,018	892	41	217,328	2,135
Unrealized loss for twelve months or longer	22	86,048	1,142	49	116,001	3,181
	36	$161,066	$2,034	90	$333,329	$5,316

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	March 31, 2016			December 31, 2015
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	1	$25,115	$30
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	1	25,115	30
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	—	—	6	46,607	372
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	6	46,607	372
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	1,416	10	7	16,098	92
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	1,416	10	7	16,098	92
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	1	6,648	2	10	127,393	970
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	6,648	2	10	127,393	970
States and political subdivisions:
Unrealized loss for less than twelve months	7	2,756	8	18	7,900	35
Unrealized loss for twelve months or longer	—	—	—	1	2,664	8
	7	2,756	8	19	10,564	43
Total held to maturity:
Unrealized loss for less than twelve months	9	10,820	20	42	223,113	1,499
Unrealized loss for twelve months or longer	—	—	—	1	2,664	8
	9	$10,820	$20	43	$225,777	$1,507

During the three months ended March 31, 2016 and 2015, the Company did not record any other-than-temporary impairments (“OTTI”). Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant OTTI of the securities. The Company does not intend, nor does the Company believe that is it likely that the Company will be required, to sell these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at March 31, 2016 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$105,633	$105,938	$26,360	$26,364
Due after one year through five years	73,027	76,352	18,060	18,228
Due after five years through ten years	66,653	70,937	3,185	3,223
Due after ten years	301,381	303,357	63,742	63,951
	546,694	556,584	111,347	111,766

Residential mortgage-backed securities	32,253	33,342	23,099	23,733
Collateralized mortgage obligations	49,082	48,522	157,455	158,944
Commercial mortgage-backed securities	9,589	9,901	18,577	19,110
	$637,618	$648,349	$310,478	$313,553

The Company realized net gains of $11.3 million and $3.4 million from its trading securities portfolio during the three months ended March 31, 2016 and 2015, respectively, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Securities with a carrying amount of $753.5 million and $789.9 million (with a fair value of $761.3 million and $790.2 million, respectively) at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at March 31, 2016 and December 31, 2015.

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

At March 31, 2016 and December 31, 2015, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.7 million and $9.2 million, respectively.

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	March 31,	December 31,
	2016	2015
Commercial and industrial	$1,619,567	$1,552,805
Real estate	2,536,302	2,313,239
Construction and land development	701,358	705,356
Consumer	44,851	45,672
Broker-dealer (1)	463,987	602,968
	5,366,065	5,220,040
Allowance for non-covered loan losses	(48,450)	(45,415)
Total non-covered loans, net of allowance	$5,317,615	$5,174,625

(1)	Represents margin loans to customers and correspondents associated with our broker-dealer segment operations.

In connection with the Bank Transactions, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of the non-covered PCI loans (in thousands).

	March 31,	December 31,
	2016	2015
Carrying amount	$68,053	$72,054
Outstanding balance	87,345	92,682

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$17,744	$12,814
Additions	—	14,579
Reclassifications from (to) nonaccretable difference, net(1)	2,343	281
Disposals of loans	—	(448)
Accretion	(3,919)	(2,749)
Balance, end of period	$16,168	$24,477

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to nonaccrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $28.0 million and $28.5 million at March 31, 2016 and December 31, 2015, respectively.

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which is generally when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Non-covered impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.

The amounts shown in following tables include loans accounted for on an individual basis, as well as acquired Pooled Loans. For Pooled Loans, the recorded investment with allowance and the related allowance consider impairment measured at the pool level. Non-covered impaired loans, segregated between those considered to be PCI loans and those without credit impairment at acquisition, are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
March 31, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$28,379	$4,085	$9,032	$13,117	$1,027
Unsecured	2,559	—	—	—	—
Real estate:
Secured by commercial properties	47,718	14,159	24,457	38,616	3,187
Secured by residential properties	15,516	8,888	2,806	11,694	175
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	6,914	3,115	983	4,098	138
Consumer	3,826	490	38	528	28
Broker-dealer	—	—	—	—	—
	104,912	30,737	37,316	68,053	4,555
Non-PCI
Commercial and industrial:
Secured	21,778	6,137	6,952	13,089	1,344
Unsecured	181	35	—	35	—
Real estate:
Secured by commercial properties	668	607	—	607	—
Secured by residential properties	1,088	789	—	789	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	122	102	—	102	—
Consumer	2	1	—	1	—
Broker-dealer	—	—	—	—	—
	23,839	7,671	6,952	14,623	1,344
	$128,751	$38,408	$44,268	$82,676	$5,899

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$32,597	$5,520	$7,830	$13,350	$1,341
Unsecured	2,572	—	—	—	—
Real estate:
Secured by commercial properties	57,607	15,914	25,214	41,128	2,756
Secured by residential properties	15,278	8,957	2,690	11,647	175
Construction and land development:
Residential construction loans	395	—	221	221	8
Commercial construction loans and land development	7,929	3,283	1,646	4,929	174
Consumer	4,162	734	45	779	32
Broker-dealer	—	—	—	—	—
	120,540	34,408	37,646	72,054	4,486
Non-PCI
Commercial and industrial:
Secured	21,222	6,736	6,017	12,753	1,380
Unsecured	224	47	—	47	—
Real estate:
Secured by commercial properties	436	390	—	390	—
Secured by residential properties	1,229	918	—	918	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	131	114	—	114	—
Consumer	—	1	—	1	—
Broker-dealer	—	—	—	—	—
	23,242	8,206	6,017	14,223	1,380
	$143,782	$42,614	$43,663	$86,277	$5,866

Average recorded investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended March 31,
	2016	2015
Commercial and industrial:
Secured	$26,155	$32,684
Unsecured	41	80
Real estate:
Secured by commercial properties	40,371	43,013
Secured by residential properties	12,524	12,205
Construction and land development:
Residential construction loans	111	117
Commercial construction loans and land development	4,622	10,068
Consumer	655	1,844
Broker-dealer	—	—
	$84,479	$100,011

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	March 31,	December 31,
	2016	2015
Commercial and industrial:
Secured	$19,144	$17,717
Unsecured	35	47
Real estate:
Secured by commercial properties	4,813	4,597
Secured by residential properties	870	999
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	102	114
Consumer	1	7
Broker-dealer	—	—
	$24,965	$23,481

At March 31, 2016 and December 31, 2015, non-covered non-accrual loans included non-covered PCI loans of $10.3 million and $9.3 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $2.1 million and $1.6 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at March 31, 2016 and December 31, 2015, respectively.

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was $0.1 million and $0.6 million during the three months ended March 31, 2016 and 2015, respectively. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The outstanding balance of TDRs granted in the three months ended March 31, 2016 and 2015, respectively, is shown in the following tables (in thousands). The TDR granted during the three months ended March 31, 2015 was paid off as of June 30, 2015. At March 31, 2016 and December 31, 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three months ended March 31, 2016	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$1,196	$1,196
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
Broker-dealer	—	—	—	—
	$—	$—	$1,196	$1,196

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three months ended March 31, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	75	75
Consumer	—	—	—	—
Broker-dealer	—	—	—	—
	$—	$—	$75	$75

There were no TDRs granted during the three months ended March 31, 2016 and 2015, for which a payment was at least 30 days past due in the three months ended March 31, 2016 and 2015, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
March 31, 2016	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$2,347	$915	$7,819	$11,081	$1,496,644	$13,117	$1,520,842	$46
Unsecured	637	51	—	688	98,037	—	98,725	—
Real estate:
Secured by commercial properties	1,153	—	1,519	2,672	1,684,700	38,616	1,725,988	1,183
Secured by residential properties	4,483	22	—	4,505	794,115	11,694	810,314	—
Construction and land development:
Residential construction loans	28	—	—	28	97,276	—	97,304	—
Commercial construction loans and land development	—	—	—	—	599,956	4,098	604,054	—
Consumer	443	27	1	471	43,852	528	44,851	—
Broker-dealer	—	—	—	—	463,987	—	463,987	—
	$9,091	$1,015	$9,339	$19,445	$5,278,567	$68,053	$5,366,065	$1,229

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2015	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$14,869	$3,960	$8,414	$27,243	$1,406,537	$13,350	$1,447,130	$12
Unsecured	18	1	—	19	105,656	—	105,675	—
Real estate:
Secured by commercial properties	1,008	964	293	2,265	1,528,084	41,128	1,571,477	—
Secured by residential properties	726	35	336	1,097	729,018	11,647	741,762	—
Construction and land development:
Residential construction loans	343	—	—	343	103,819	221	104,383	—
Commercial construction loans and land development	733	1,845	114	2,692	593,352	4,929	600,973	—
Consumer	359	17	—	376	44,517	779	45,672	—
Broker-dealer	—	—	—	—	602,968	—	602,968	—
	$18,056	$6,822	$9,157	$34,035	$5,113,951	$72,054	$5,220,040	$12

In addition to the non-covered loans shown in the table above, $50.7 million and $50.8 million of loans included in loans held for sale (with an unpaid principal balance of $51.2 million and $51.1 million, respectively) were 90 days past due and accruing interest at March 31, 2016 and December 31, 2015, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

March 31, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,434,976	$2,568	$70,181	$13,117	$1,520,842
Unsecured	98,560	—	165	—	98,725
Real estate:
Secured by commercial properties	1,674,739	—	12,633	38,616	1,725,988
Secured by residential properties	793,399	—	5,221	11,694	810,314
Construction and land development:
Residential construction loans	97,304	—	—	—	97,304
Commercial construction loans and land development	599,273	—	683	4,098	604,054
Consumer	44,242	—	81	528	44,851
Broker-dealer	463,987	—	—	—	463,987
	$5,206,480	$2,568	$88,964	$68,053	$5,366,065

December 31, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,372,671	$—	$61,109	$13,350	$1,447,130
Unsecured	105,569	—	106	—	105,675
Real estate:
Secured by commercial properties	1,517,049	1,536	11,764	41,128	1,571,477
Secured by residential properties	724,701	—	5,414	11,647	741,762
Construction and land development:
Residential construction loans	104,162	—	—	221	104,383
Commercial construction loans and land development	594,614	—	1,430	4,929	600,973
Consumer	44,736	35	122	779	45,672
Broker-dealer	602,968	—	—	—	602,968
	$5,066,470	$1,571	$79,945	$72,054	$5,220,040

Allowance for Loan Losses

The allowance for both originated and acquired loans is subject to regulatory examinations and determinations as to appropriateness, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. The Company’s analysis of the level of the allowance for loan losses to ensure that it is appropriate for the estimated credit losses in the portfolio consistent with the Interagency Policy Statement on the

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Allowance for Loan and Lease Losses and the Receivables and Contingencies Topics of the ASC is described in detail in Note 5 to the consolidated financial statements included in the Company’s 2015 Form 10-K.

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended March 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$19,845	$18,983	$6,064	$314	$209	$45,415
Provision charged to (recapture from) operations	1,016	3,233	(503)	32	(93)	3,685
Loans charged off	(1,350)	—	—	(52)	(2)	(1,404)
Recoveries on charged off loans	658	56	—	40	—	754
Balance, end of period	$20,169	$22,272	$5,561	$334	$114	$48,450

	Commercial and		Construction and
Three Months Ended March 31, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$18,833	$11,131	$6,450	$461	$166	$37,041
Provision charged to (recapture from) operations	1,670	1,807	(608)	(276)	201	2,794
Loans charged off	(942)	(278)	—	(34)	—	(1,254)
Recoveries on charged off loans	592	44	—	25	123	784
Balance, end of period	$20,153	$12,704	$5,842	$176	$490	$39,365

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$11,572	$—	$—	$—	$—	$11,572
Loans collectively evaluated for impairment	1,594,878	2,485,992	697,260	44,323	463,987	5,286,440
PCI Loans	13,117	50,310	4,098	528	—	68,053
	$1,619,567	$2,536,302	$701,358	$44,851	$463,987	$5,366,065

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$11,354	$97	$—	$—	$—	$11,451
Loans collectively evaluated for impairment	1,528,101	2,260,367	700,206	44,893	602,968	5,136,535
PCI Loans	13,350	52,775	5,150	779	—	72,054
	$1,552,805	$2,313,239	$705,356	$45,672	$602,968	$5,220,040

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$1,344	$—	$—	$—	$—	$1,344
Loans collectively evaluated for impairment	17,798	18,910	5,423	306	114	42,551
PCI Loans	1,027	3,362	138	28	—	4,555
	$20,169	$22,272	$5,561	$334	$114	$48,450

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$1,380	$—	$—	$—	$—	$1,380
Loans collectively evaluated for impairment	17,124	16,052	5,882	282	209	39,549
PCI Loans	1,341	2,931	182	32	—	4,486
	$19,845	$18,983	$6,064	$314	$209	$45,415

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Covered Assets and Indemnification Asset

As discussed in Note 2 to the consolidated financial statements, the Bank assumed substantially all of the liabilities, including all of the deposits, and acquired substantially all of the assets of FNB in an FDIC-assisted transaction on September 13, 2013 (the “Bank Closing Date”). As part of the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements covering future losses incurred on certain acquired loans and OREO. The Company refers to acquired commercial and single family residential loan portfolios and OREO that are subject to the loss-share agreements as “covered loans” and “covered OREO”, respectively, and these assets are presented as separate line items in the Company’s consolidated balance sheets. Collectively, covered loans and covered OREO are referred to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, from the Bank Closing Date, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. The asset arising from the loss-share agreements, referred to as the “FDIC Indemnification Asset,” is measured separately from the covered loan portfolio because the agreements are not contractually embedded in the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. At March 31, 2016, the Bank recorded a related “true-up” payment accrual of $7.5 million based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

Covered Loans and Allowance for Covered Loan Losses

Loans acquired in the FNB Transaction that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in the consolidated balance sheets. Covered loans are reported exclusive of the cash flow reimbursements that may be received from the FDIC.

The Bank’s portfolio of acquired covered loans had a fair value of $1.1 billion as of the Bank Closing Date, with no carryover of any allowance for loan losses. Acquired covered loans were segregated between those considered to be PCI loans and those without credit impairment at acquisition.

In connection with the FNB Transaction, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. The Company’s accounting policies for acquired covered loans, including covered PCI loans, are consistent with those of acquired non-covered loans, as described in Note 5 to the consolidated financial statements. The Company has established under its PCI accounting policy a framework to aggregate certain acquired covered loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	March 31,	December 31,
	2016	2015
Commercial and industrial	$9,070	$8,801
Real estate	318,921	341,048
Construction and land development	19,395	30,445
	347,386	380,294
Allowance for covered loans	(1,217)	(1,532)
Total covered loans, net of allowance	$346,169	$378,762

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	March 31,	December 31,
	2016	2015
Carrying amount	$197,865	$221,974
Outstanding balance	371,802	408,221

Changes in the accretable yield for the covered PCI loans were as follows (in thousands).

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$176,719	$193,493
Reclassifications from (to) nonaccretable difference, net(1)	9,633	16,263
Transfer of loans to covered OREO(2)	(109)	1,172
Accretion	(17,110)	(16,931)
Balance, end of period	$169,133	$193,997

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

The remaining nonaccretable difference for covered PCI loans was $150.6 million and $172.2 million at March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016 and 2015, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Covered impaired loans include non-accrual loans, TDRs, PCI loans and partially charged-off loans. The amounts shown in following tables include Pooled Loans, as well as loans accounted for on an individual basis. For Pooled Loans, the recorded investment with allowance and the related allowance consider impairment measured at the pool level. Covered impaired loans, segregated between those considered to be PCI loans and those without credit impairment at acquisition, are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
March 31, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$13,790	$1,680	$3,483	$5,163	$361
Unsecured	8,757	1,145	645	1,790	61
Real estate:
Secured by commercial properties	197,972	77,867	10,210	88,077	189
Secured by residential properties	172,472	86,001	2,863	88,864	522
Construction and land development:
Residential construction loans	1,223	—	165	165	35
Commercial construction loans and land development	44,743	13,806	—	13,806	—
	438,957	180,499	17,366	197,865	1,168
Non-PCI
Commercial and industrial:
Secured	72	60	—	60	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	508	433	—	433	—
Secured by residential properties	3,827	3,062	—	3,062	—
Construction and land development:
Residential construction loans	787	520	—	520	—
Commercial construction loans and land development	48	13	—	13	—
	5,242	4,088	—	4,088	—
	$444,199	$184,587	$17,366	$201,953	$1,168

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$15,454	$3,312	$2,415	$5,727	$495
Unsecured	9,377	618	1,162	1,780	246
Real estate:
Secured by commercial properties	211,145	67,540	29,388	96,928	245
Secured by residential properties	182,698	93,438	3,180	96,618	514
Construction and land development:
Residential construction loans	1,225	121	—	121	—
Commercial construction loans and land development	55,947	20,800	—	20,800	—
	475,846	185,829	36,145	221,974	1,500
Non-PCI
Commercial and industrial:
Secured	78	68	—	68	—
Unsecured	—	1	—	1	—
Real estate:
Secured by commercial properties	512	443	—	443	—
Secured by residential properties	3,745	3,031	—	3,031	—
Construction and land development:
Residential construction loans	799	540	—	540	—
Commercial construction loans and land development	123	110	—	110	—
	5,257	4,193	—	4,193	—
	$481,103	$190,022	$36,145	$226,167	$1,500

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average recorded investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended March 31,
	2016	2015
Commercial and industrial:
Secured	$5,509	$13,170
Unsecured	1,786	5,851
Real estate:
Secured by commercial properties	92,941	203,506
Secured by residential properties	95,788	135,164
Construction and land development:
Residential construction loans	673	1,336
Commercial construction loans and land development	17,365	42,364
	$214,062	$401,391

Covered non-accrual loans are summarized by class in the following table (in thousands).

	March 31,	December 31,
	2016	2015
Commercial and industrial:
Secured	$60	$68
Unsecured	—	—
Real estate:
Secured by commercial properties	433	442
Secured by residential properties	2,550	2,516
Construction and land development:
Residential construction loans	520	541
Commercial construction loans and land development	13	5,411
	$3,576	$8,978

At March 31, 2016, there were no covered PCI loans included within non-accrual loans for which discount accretion has been suspended. At December 31, 2015, covered non-accrual loans included covered PCI loans of $5.3 million for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income, including recoveries and cash payments, recorded on covered impaired loans during the three months ended March 31, 2016 and 2015 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. There were no TDRs granted during the three months ended March 31, 2016. The outstanding balance of TDRs granted during three months ended March 31, 2015 is shown in the following table (in thousands). Pooled Loans are not in the scope of the disclosure requirements for TDRs. At March 31, 2016 and December 31, 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three Months Ended March 31, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	573	573
Secured by residential properties	—	—	280	280
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
	$—	$—	$853	$853

The following table presents information regarding TDRs granted during the three months ended March 31, 2015 for  which a payment was at least 30 days past due in the three months ended March 31, 2015 (dollars in thousands).

	Number of	Recorded
	Loans	Investment
Commercial and industrial:
Secured	—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	—	—
Secured by residential properties	1	280
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
	1	$280

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
March 31, 2016	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$162	$162	$1,955	$5,163	$7,280	$102
Unsecured	—	—	—	—	—	1,790	1,790	—
Real estate:
Secured by commercial properties	—	—	98	98	26,999	88,077	115,174	—
Secured by residential properties	3,379	121	1,075	4,575	110,308	88,864	203,747	—
Construction and land development:
Residential construction loans	—	—	520	520	—	165	685	—
Commercial construction loans and land development	87	—	—	87	4,817	13,806	18,710	—
	$3,466	$121	$1,855	$5,442	$144,079	$197,865	$347,386	$102

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2015	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$51	$—	$68	$119	$1,175	$5,727	$7,021	$—
Unsecured	—	—	—	—	—	1,780	1,780	—
Real estate:
Secured by commercial properties	—	—	100	100	28,957	96,928	125,985	—
Secured by residential properties	3,399	418	1,104	4,921	113,524	96,618	215,063	—
Construction and land development:
Residential construction loans	—	—	540	540	264	121	925	—
Commercial construction loans and land development	47	1	95	143	8,577	20,800	29,520	—
	$3,497	$419	$1,907	$5,823	$152,497	$221,974	$380,294	$—

The Bank assigns a risk grade to each of its covered loans in a manner consistent with the existing loan review program and risk grading matrix used for non-covered loans, as described in Note 5 to the consolidated financial statements. The following tables present the internal risk grades of covered loans in the portfolio by class (in thousands).

March 31, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,118	$—	$999	$5,163	$7,280
Unsecured	—	—	—	1,790	1,790
Real estate:
Secured by commercial properties	22,565	—	4,532	88,077	115,174
Secured by residential properties	107,719	484	6,680	88,864	203,747
Construction and land development:
Residential construction loans	—	—	520	165	685
Commercial construction loans and land development	3,204	—	1,700	13,806	18,710
	$134,606	$484	$14,431	$197,865	$347,386

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

December 31, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$758	$—	$536	$5,727	$7,021
Unsecured	—	—	—	1,780	1,780
Real estate:
Secured by commercial properties	24,070	—	4,987	96,928	125,985
Secured by residential properties	111,128	491	6,826	96,618	215,063
Construction and land development:
Residential construction loans	264	—	540	121	925
Commercial construction loans and land development	6,847	—	1,873	20,800	29,520
	$143,067	$491	$14,762	$221,974	$380,294

The Bank’s impairment methodology for the covered loans is consistent with that of non-covered loans as discussed in detail in Notes 5 and 6 to the consolidated financial statements included in the Company’s 2015 Form 10-K.

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended March 31, 2016	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$758	$774	$—	$1,532
Provision charged to (recapture from) operations	(314)	(23)	59	(278)
Loans charged off	(6)	(16)	(22)	(44)
Recoveries on charged off loans	—	7	—	7
Balance, end of period	$438	$742	$37	$1,217

	Commercial and		Construction and
Three months ended March 31, 2015	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$1,193	$3,334	$84	$4,611
Provision charged to (recapture from) operations	71	(192)	14	(107)
Loans charged off	(900)	(2,215)	(1)	(3,116)
Recoveries on charged off loans	—	—	—	—
Balance, end of period	$364	$927	$97	$1,388

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$520	$520
Loans collectively evaluated for impairment	2,117	141,980	4,904	149,001
PCI Loans	6,953	176,941	13,971	197,865
	$9,070	$318,921	$19,395	$347,386

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$540	$540
Loans collectively evaluated for impairment	1,294	147,502	8,984	157,780
PCI Loans	7,507	193,546	20,921	221,974
	$8,801	$341,048	$30,445	$380,294

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
March 31, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	16	31	2	49
PCI Loans	422	711	35	1,168
	$438	$742	$37	$1,217

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	17	15	—	32
PCI Loans	741	759	—	1,500
	$758	$774	$—	$1,532

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$99,090	$136,945
Additions to covered OREO	4,542	24,042
Dispositions of covered OREO	(14,977)	(22,334)
Valuation adjustments in the period	(9,765)	(950)
Balance, end of period	$78,890	$137,703

During the three months ended March 31, 2016 and 2015, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

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

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$91,648	$130,437
FDIC Indemnification Asset accretion (amortization)	87	506
Transfers to due from FDIC and other	(11,213)	(23,376)
Balance, end of period	$80,522	$107,567

As of March 31, 2016, the Bank had billed and collected $111.5 million from the FDIC, which represented reimbursable covered losses and expenses through December 31, 2015.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$52,285	$36,155
Additions	1,639	2,690
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(12,842)	(5,044)
Due to customer payoffs	(1,219)	(2,153)
Balance, end of period	$39,863	$31,648

	March 31,	December 31,
	2016	2015
Mortgage loans serviced for others	$5,004,100	$5,051,884
MSR asset as a percentage of serviced mortgage loans	0.80%	1.03%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR were as follows.

	March 31,	December 31,
	2016	2015
Weighted average constant prepayment rate	16.92%	11.51%
Weighted average discount rate	10.79%	10.92%
Weighted average life (in years)	4.8	6.5

A sensitivity analysis of the fair value of the Company’s MSR to certain key assumptions is presented in the following table (in thousands).

	March 31,	December 31,
	2016	2015
Constant prepayment rate:
Impact of 10% adverse change	$(1,831)	$(2,177)
Impact of 20% adverse change	(3,494)	(4,195)
Discount rate:
Impact of 10% adverse change	(1,073)	(2,073)
Impact of 20% adverse change	(2,076)	(3,989)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $5.9 million and $4.2 million during the three months ended March 31, 2016 and 2015, respectively, were included in other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2016	2015
Noninterest-bearing demand	$2,233,608	$2,235,436
Interest-bearing:
NOW accounts	1,171,481	1,077,576
Money market	1,447,155	1,500,780
Brokered - money market	97,472	133,380
Demand	343,083	380,214
Savings	330,307	273,390
Time	1,361,069	1,325,342
Brokered - time	—	26,565
	$6,984,175	$6,952,683

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2016	2015
Federal funds purchased	$62,900	$58,925
Securities sold under agreements to repurchase	320,021	217,748
Federal Home Loan Bank	300,000	600,000
Short-term bank loans	150,000	70,700
	$832,921	$947,373

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

	Three Months Ended March 31,
	2016	2015
Average balance during the period	$329,392	$361,600
Average interest rate during the period	0.49%	0.25%

	March 31,	December 31,
	2016	2015
Average interest rate at end of period	0.41%	0.26%
Securities underlying the agreements at end of period:
Carrying value	$333,973	$250,981
Estimated fair value	$337,695	$250,045

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Federal Home Loan Bank (“FHLB”) short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following tables (dollars in thousands).

	Three Months Ended March 31,
	2016	2015
Average balance during the period	$234,341	$235,111
Average interest rate during the period	0.44%	0.22%

	March 31,	December 31,
	2016	2015
Average interest rate at end of period	0.47%	0.35%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at both March 31, 2016 and December 31, 2015 was 1.26%.

10. Notes Payable

	March 31,	December 31,
	2016	2015
NLIC note payable due May 2033	$10,000	$10,000
NLIC note payable due September 2033	10,000	10,000
ASIC note payable due April 2034	7,500	7,500
Insurance company note payable due March 2035	20,000	20,000
Federal Home Loan Bank notes, maturities ranging from May 2016 to June 2030	32,524	36,042
Insurance company line of credit due December 31, 2016	1,500	7,000
Ventures line of credit due August 2016	2,459	—
Senior Notes due April 2025, net	148,207	148,174
	$232,190	$238,716

11. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rate was 33.8% and 11.9% during the three months ended March 31, 2016 and 2015, respectively. The effective tax rate during the three months ended March 31, 2016 was lower than the statutory rate primarily due to recognition of excess tax benefits on share-based payment awards as a result of the Company’s adoption of the provisions of Accounting Standards Update (“ASU”) 2016-09 as of January 1, 2016 as discussed in Note 23 to the consolidated financial statements. The lower effective tax rate during the three months ended March 31, 2015 was primarily due to no income taxes being recorded during 2015 in connection with the bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, the Company recorded an income tax benefit during 2015 of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock.

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

Following completion of Hilltop’s acquisition of SWS, several purported holders of shares of SWS common stock filed petitions in the Court of Chancery of the State of Delaware seeking appraisal for their shares pursuant to Section 262 of the Delaware General Corporation Law. These petitions were consolidated as In re SWS Group, Inc., C.A. No. 10554-VCG. The consolidated matter represents a total of approximately 5.2 million shares of SWS common stock. The Company intends to vigorously defend this matter.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

As a part of an industry-wide Inquiry, PrimeLending received a subpoena from the Office of Inspector General of the U.S. Department of Housing and Urban Development regarding mortgage-related practices, including those relating to origination practices for loans insured by the Federal Housing Administration (the “FHA”). On August 20, 2014, PrimeLending received a Civil Investigative Demand from the United States Department of Justice (the “DOJ”) related to this Inquiry. According to the Civil Investigative Demand, the DOJ is conducting an investigation to determine whether PrimeLending has violated the False Claims Act in connection with originating and underwriting single-family residential mortgage loans insured by the FHA. No claims or demands have been asserted against PrimeLending. PrimeLending cannot predict the ultimate outcome of this investigation, and cannot make a reasonable estimate of potential liability, if any, at this time. PrimeLending continues to cooperate with the investigation.

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

At March 31, 2016 and December 31, 2015, the mortgage origination segment’s indemnification liability reserve totaled $17.1 million and $16.6 million, respectively. The provision for indemnification losses was $0.9 million and $0.8 million during the three months ended March 31, 2016 and 2015, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$57,298	$53,906
Claims made	4,548	37,323
Claims resolved with no payment	(6,115)	(11,687)
Repurchases	(1,157)	(5,239)
Indemnification payments	(372)	(203)
Balance, end of period	$54,202	$74,100

	Indemnification Liability Reserve Activity
	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$16,640	$17,619
Additions for new sales	878	844
Repurchases	(112)	(498)
Early payment defaults	(90)	(10)
Indemnification payments	(169)	(162)
Change in estimate	—	(451)
Balance, end of period	$17,147	$17,342

	March 31,	December 31,
	2016	2015
Reserve for Indemnification Liability:
Specific claims	$4,754	$5,210
Incurred but not reported claims	12,393	11,430
Total	$17,147	$16,640

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

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. As of March 31,

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

2016, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the FDIC Indemnification Asset. As of March 31, 2016, the Bank had billed $139.4 million of covered net losses to the FDIC, of which 80%, or $111.5 million, were reimbursable under the loss-share agreements. As of March 31, 2016, the Bank had received aggregate reimbursements of $111.5 million from the FDIC, which represented reimbursable covered losses and expenses through December 31, 2015.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.6 billion at March 31, 2016 and outstanding financial and performance standby letters of credit of $38.4 million at March 31, 2016.

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

14. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Upon the approval by stockholders and effectiveness of the 2012 Plan in September 2012, no additional awards were permissible under the 2003 Equity Incentive Plan (the “2003 Plan”). In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At March 31, 2016, 2,293,228 shares of common stock remained available for issuance pursuant to the 2012 Plan, including shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan and the 2003 Plan was $2.3 million and $1.9 million during the three months ended March 31, 2016 and 2015, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2016 and 2015, Hilltop granted 5,516 and 2,545 shares of common stock, respectively, to certain non-employee members of the Company’s Board of Directors for services rendered to the Company pursuant to the 2012 Plan.

Restricted Stock Awards and RSUs

The following table summarizes information about nonvested Restricted Stock Award and RSU activity for the three months ended March 31, 2016 (shares in thousands).

	Restricted Stock Awards		RSUs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Balance, December 31, 2015	453	$13.50	875	$21.22
Granted	-	$-	277	$16.04
Vested/Released	(3)	$13.25	(5)	$22.24
Forfeited	(2)	$19.72	(2)	$21.41
Balance, March 31, 2016	448	$13.47	1,145	$20.00

Vested/Released Restricted Stock Awards and RSUs include an aggregate of 2,128 shares withheld to satisfy employee statutory tax obligations during the three months ended March 31, 2016. Pursuant to certain RSU award agreements, an aggregate of 8,247 vested RSUs at March 31, 2016 require deferral of the settlement in shares and statutory tax obligations to a future date.

At March 31, 2016, unrecognized compensation expense related to outstanding Restricted Stock Awards of $0.1 million is expected to be recognized over a weighted average period of 1.05 years.

During the three months ended March 31, 2016, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 276,551 RSUs pursuant to the 2012 Plan. These awards include 158,028 RSUs subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 118,523 RSUs that cliff vest based upon the achievement of certain performance goals over a three-year period. Total compensation expense related to these RSUs is expected to be $4.4 million, which will amortized through February 2019.

At March 31, 2016, 860,321 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 284,398 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At March 31, 2016, unrecognized compensation expense related to outstanding RSUs of $14.4 million is expected to be recognized over a weighted average period of 1.92 years.

Stock Options

Stock options granted on November 2, 2011 to two senior executives pursuant to the 2003 Plan to purchase an aggregate of 600,000 shares of the Company’s common stock (the “Stock Option Awards”) at an exercise price of $7.70 per share were fully vested and exercisable at November 2, 2015. As of March 31, 2016, an aggregate of 100,000 Stock Option Awards remain outstanding and will expire on November 2, 2016 if unexercised.

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

The following table shows the Bank’s and Hilltop’s consolidated actual capital amounts and ratios compared to the regulatory minimum capital requirements and the Bank’s regulatory minimum capital requirements needed to qualify as a “well-capitalized” institution in accordance with Basel III as measured at March 31, 2016 and December 31, 2015, respectively (dollars in thousands).

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Tier 1 capital (to average assets):
Bank	$1,035,022	12.70%	$326,044	4.0%	$407,555	5.0%
Hilltop	1,532,458	13.35%	459,069	4.0%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets):
Bank	1,033,659	15.10%	308,020	4.5%	444,918	6.5%
Hilltop	1,481,394	17.56%	379,562	4.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	1,035,022	15.12%	410,693	6.0%	547,591	8.0%
Hilltop	1,532,458	18.17%	506,082	6.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	1,086,214	15.87%	547,591	8.0%	684,489	10.0%
Hilltop	1,568,465	18.60%	674,776	8.0%	N/A	N/A

December 31, 2015
Tier 1 capital (to average assets):
Bank	$1,064,212	13.22%	$322,104	4.0%	$402,630	5.0%
Hilltop	1,520,514	12.65%	480,928	4.0%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets):
Bank	1,063,041	16.23%	294,716	4.5%	425,701	6.5%
Hilltop	1,469,642	17.87%	370,156	4.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	1,064,212	16.25%	392,954	6.0%	523,939	8.0%
Hilltop	1,520,514	18.48%	493,541	6.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	1,112,654	16.99%	523,939	8.0%	654,924	10.0%
Hilltop	1,553,867	18.89%	658,055	8.0%	N/A	N/A

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

To be considered “adequately capitalized” (as defined) under regulatory requirements, the Bank must maintain minimum Tier 1 capital to total average assets of 4%, common equity Tier 1 capital to risk-weighted assets of 4.5%, Tier 1 capital to risk-weighted assets ratios of 6%, and a total capital to risk-weighted assets ratio of 8%. Based on the actual capital amounts and ratios shown in the previous table, the Bank’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and the Bank. Based on the actual ratios as shown in the table above, Hilltop and the Bank exceed each of the capital conservation buffer requirements in effect as of March 31, 2016, as well as the fully phased-in requirements through 2019.

Broker-Dealer

Pursuant to the net capital requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Hilltop Securities has elected to determine its net capital requirements using the alternative method. Accordingly, Hilltop Securities is required to maintain minimum net capital, as defined in Rule 15c3-1 promulgated under the Exchange Act, equal to the greater of $250,000 and $1,000,000, respectively, or 2% of aggregate debit balances, as defined in Rule 15c3-3 promulgated under the Exchange Act. Additionally, the net capital rule of the NYSE provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of the aggregate debit items. HTS Independent Network follows the primary (aggregate indebtedness) method, as defined in Rule 15c3-1 promulgated under the Exchange Act, which requires the maintenance of the larger of minimum net capital of $250,000 or 1/15 of aggregate indebtedness.

At March 31, 2016, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$132,718	$1,195
Less required net capital	9,484	250
Excess net capital	$123,234	$945

Net capital as a percentage of aggregate debit items	28.0%
Net capital in excess of 5% aggregate debit items	$109,007

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At March 31, 2016, Hilltop Securities held cash of $120.7 million segregated in special reserve bank accounts for the benefit of customers. Hilltop Securities was not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2016. The fair values of these segregated assets included in special reserve accounts were determined using Level 1 inputs.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the U.S. Department of Housing and Urban Development (“HUD”) and the GNMA. On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of March 31, 2016, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

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

A summary of statutory capital and surplus and statutory net income of each insurance subsidiary is as follows (in thousands).

	March 31,	December 31,
	2016	2015
Capital and surplus:
National Lloyds Insurance Company	$119,836	$121,750
American Summit Insurance Company	28,980	30,592

	Three Months Ended March 31,
	2016	2015
Statutory net income:
National Lloyds Insurance Company	$3,557	$4,759
American Summit Insurance Company	852	909

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At March 31, 2016, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At March 31, 2016, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

16. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the net interest margin. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”). Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including interest rate swaps and swaptions, to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, and interest rate swaps and swaptions are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments increased $12.5 million during the three months ended March 31, 2016, compared with an increase of $18.9 million during the same period in 2015. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ derivative instruments are recorded in other assets or other liabilities, as appropriate, and the fair values of the Hilltop Broker-Dealers’ derivatives increased $6.9 million and $8.6 million during the three months ended March 31, 2016 and 2015, respectively. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	March 31, 2016		December 31, 2015
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,505,457	$44,915	$944,942	$23,762
Commitments to purchase MBSs	3,761,758	23,811	3,151,862	8,350
Commitments to sell MBSs	6,194,817	(23,294)	5,038,565	(2,352)
Interest rate swaps and swaptions	587,418	1,604	409,982	490

PrimeLending had cash collateral advances totaling $7.3 million and $0.8 million to offset net liability derivative positions on its commitments to sell MBSs at March 31, 2016 and December 31, 2015, respectively. In addition, PrimeLending advanced cash collateral totaling $8.7 million and $6.4 million in initial margin on its interest rate swaps and swaptions at March 31, 2016 and December 31, 2015, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2016
Securities borrowed:
Institutional counterparties	$1,315,940	$—	$1,315,940	$(1,315,940)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	3,114	(404)	2,710	—	—	2,710

Reverse repurchase agreements:
Institutional counterparties	96,646	—	96,646	(96,462)	—	184

Forward MBS derivatives:
Institutional counterparties	23,811	—	23,811	(23,811)	—	—
	$1,439,511	$(404)	$1,439,107	$(1,436,213)	$—	$2,894
December 31, 2015
Securities borrowed:
Institutional counterparties	$1,307,741	$—	$1,307,741	$(1,307,741)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	1,526	(393)	1,133	—	—	1,133

Reverse repurchase agreements:
Institutional counterparties	105,660	—	105,660	(105,412)	—	248

Forward MBS derivatives:
Institutional counterparties	1,377	—	1,377	(1,377)	—	—
	$1,416,304	$(393)	$1,415,911	$(1,414,530)	$—	$1,381

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2016
Securities loaned:
Institutional counterparties	$1,222,522	$—	$1,222,522	$(1,222,522)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	1,106	—	1,106	(2,518)	—	(1,412)

Repurchase agreements:
Institutional counterparties	164,647	—	164,647	(164,647)	—	—
Customer counterparties	155,374	—	155,374	(155,374)	—	—

Forward MBS derivatives:
Institutional counterparties	23,582	(288)	23,294	(11,882)	—	11,412
	$1,567,231	$(288)	$1,566,943	$(1,556,943)	$—	$10,000
December 31, 2015
Securities loaned:
Institutional counterparties	$1,235,466	—	1,235,466	(1,235,466)	—	—

Interest rate swaps and swaptions:
Institutional counterparties	643	—	643	(2,519)	—	(1,876)

Repurchase agreements:
Institutional counterparties	69,748	—	69,748	(69,748)	—	—
Customer counterparties	148,000	—	148,000	(148,000)	—	—

Forward MBS derivatives:
Institutional counterparties	4,385	(1,769)	2,616	(1,420)	—	1,196
	$1,458,242	$(1,769)	$1,456,473	$(1,457,153)	$—	$(680)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both March 31, 2016 and December 31, 2015.

	Remaining Contractual Maturities
	Overnight and			Greater Than
March 31, 2016	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$232,974	$87,047	$—	$—	$320,021

Securities lending transactions:
Corporate securities	11,582	—	—	—	11,582
Equity securities	1,210,928	—	—	—	1,210,928
Other	12	—	—	—	12
Total	$1,455,496	$87,047	$—	$—	$1,542,543

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,542,543
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2015	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$201,090	$16,658	$—	$—	$217,748

Securities lending transactions:
U.S. Treasury and agency securities	12,646	—	—	—	12,646
Corporate securities	5,993	—	—	—	5,993
Equity securities	1,216,827	—	—	—	1,216,827
Total	$1,436,556	$16,658	$—	$—	$1,453,214

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,453,214
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

18. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2016	2015
Receivables:
Securities borrowed	$1,315,940	$1,307,741
Securities failed to deliver	29,910	25,087
Clearing organizations	—	16,701
Trades in process of settlement, net	16,023	5,707
Other	8,749	7,263
	$1,370,622	$1,362,499
Payables:
Securities loaned	$1,222,522	$1,235,466
Correspondents	27,888	69,046
Securities failed to receive	30,780	28,352
Clearing organizations	2,826	5,441
	$1,284,016	$1,338,305

19. Reserve for Losses and Loss Adjustment Expenses

A rollforward of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$44,357	$29,716
Less reinsurance recoverables	(13,502)	(4,315)
Net balance, beginning of period	30,855	25,401

Incurred related to:
Current year	21,604	14,290
Prior years	355	4,570
Total incurred	21,959	18,860

Payments related to:
Current year	(9,538)	(7,174)
Prior years	(9,129)	(8,094)
Total payments	(18,667)	(15,268)

Net balance, end of period	34,147	28,993
Plus reinsurance recoverables	8,831	8,451
Balance, end of period	$42,978	$37,444

The increase in NLC’s reserves at March 31, 2016 as compared with March 31, 2015 of $5.5 million is primarily due to increased reserves attributable to an increase in frequency and severity of severe weather events in our geographic coverage area.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

20. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2016, reinsurance receivables had a carrying value of $13.1 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at March 31, 2016, based on NLC’s quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended March 31,
	2016		2015
	Written	Earned	Written	Earned
Premiums from direct business	$39,079	$40,886	$42,749	$42,089
Reinsurance assumed	2,679	2,669	2,516	2,443
Reinsurance ceded	(3,498)	(3,822)	(4,705)	(4,965)
Net premiums	$38,260	$39,733	$40,560	$39,567

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended March 31,
	2016	2015
Loss and LAE incurred	$23,489	$23,331
Reinsurance recoverables	(1,530)	(4,471)
Net loss and LAE incurred	$21,959	$18,860

Catastrophic coverage

At March 31, 2016, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8.0 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8.0 million is comprised of four layers of protection: $17 million in excess of $8 million retention; $25 million in excess of $25 million loss; $25 million in excess of $50 million loss and $50 million in excess of $75 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At March 31, 2016, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

Effective January 1, 2016, NLC did not renew its multi-line excess of loss coverage that previously limited each risk with respect to property and liability. NLC renewed its underlying excess of loss contract that provides $10.0 million aggregate coverage in excess of NLC’s per event retention and aggregate retention for sub-catastrophic events. NLC retains no participation beyond the first $1 million, down from 9% participation in this coverage during 2015.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

21. Segment and Related Information

The Company currently has four reportable business segments that are organized primarily by the core products offered to the segments’ respective customers. These segments reflect the manner in which operations are managed and the criteria used by the Company’s chief operating decision maker function to evaluate segment performance, develop strategy and allocate resources. The chief operating decision maker function consists of the President and Chief Executive Officer of the Company and the Chief Executive Officer of PlainsCapital. For the third quarter of 2015, the Company began presenting the bargain purchase gain associated with the SWS Merger, previously allocated to the banking and broker-dealer reportable business segments, within corporate to better reflect segment performance. This change is reflected in the segment operating results within noninterest income for the three months ended March 31, 2015. Additionally, related amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 will be revised in future filings. This change had no impact on the Company’s consolidated results of operations.

The banking segment includes the operations of the Bank. The broker-dealer segment includes the operations of the Hilltop Broker-Dealers, while the mortgage origination segment is composed of PrimeLending, and the insurance segment is composed of NLC.

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

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$86,105	$7,051	$(2,569)	$740	$(1,714)	$3,928	$93,541
Provision for loan losses	3,500	(93)	—	—	—	—	3,407
Noninterest income	12,956	80,883	146,338	41,804	1	(4,296)	277,686
Noninterest expense	64,357	84,261	134,671	36,375	5,849	(312)	325,201
Income (loss) before income taxes	$31,204	$3,766	$9,098	$6,169	$(7,562)	$(56)	$42,619

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$83,442	$7,996	$(3,014)	$757	$109	$4,102	$93,392
Provision for loan losses	2,486	201	—	—	—	—	2,687
Noninterest income	19,309	79,528	135,292	41,845	81,289	(4,417)	352,846
Noninterest expense	58,532	90,795	122,302	33,466	9,626	(245)	314,476
Income (loss) before income taxes	$41,733	$(3,472)	$9,976	$9,136	$71,772	$(70)	$129,075

March 31, 2016
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,591,995	$2,692,691	$1,570,635	$347,328	$1,926,204	$(3,396,925)	$11,731,928

December 31, 2015
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,707,433	$2,673,455	$1,737,843	$349,259	$1,905,547	$(3,506,536)	$11,867,001

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three months ended March 31, 2016 and 2015, stock options and RSUs are the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2016	2015
Basic earnings per share:
Income applicable to Hilltop common stockholders	$27,567	$111,876
Less: income applicable to participating shares	(125)	(574)
Net earnings available to Hilltop common stockholders	$27,442	$111,302

Weighted average shares outstanding - basic	98,153	99,741

Basic earnings per common share	$0.28	$1.12

Diluted earnings per share:
Income applicable to Hilltop common stockholders	$27,567	$111,876

Weighted average shares outstanding - basic	98,153	99,741
Effect of potentially dilutive securities	516	886
Weighted average shares outstanding - diluted	98,669	100,627

Diluted earnings per common share	$0.28	$1.11

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

23. Recently Issued Accounting Standards

In March 2016, FASB issued ASU 2016-09 as part of its simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 using either prospective, retrospective or modified retrospective transition method, depending on the area covered in this update. As permitted within the amendment, the Company elected to early adopt and prospectively apply the provisions of this amendment as of January 1, 2016.

In February 2016, FASB issued ASU 2016-02 related to leases. The new standard is intended to increase transparency and comparability among organizations and require lessees to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. Accounting by lessors will remain largely unchanged. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

In January 2016, FASB issued ASU 2016-01 related to financial instruments. This pronouncement requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the Fair Value Option and the presentation and disclosure requirements for financial instruments. The amendment is effective for annual periods, and interim periods within those fiscal periods, beginning after December 15, 2017. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

In May 2015, the FASB issued ASU 2015-09 requiring enhanced disclosures for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for long and short-duration contracts. The amendment is effective for annual periods beginning after December 15, 2015 and interim reporting periods thereafter. The Company adopted the amendment as of January 1, 2016 and will include the enhanced disclosures beginning with its Annual Report on Form 10-K for the year ended December 31, 2016.

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

24. Subsequent Event

On April 1, 2016, the Company awarded certain key employees a total of 268,906 RSUs pursuant to the 2012 Plan at a grant date fair value of $18.68 per share. These RSUs generally cliff vest on the third anniversary of the grant date and are subject to service conditions set forth in the award agreements. Total compensation expense related to these RSUs is expected to be $5.0 million, which will be amortized through March 2019.

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

•risks associated with concentration in real estate related loans;

•severe catastrophic events in Texas and other areas of the southern United States;

•changes in the interest rate environment;

•	cost and availability of capital;

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

•our ability to obtain reimbursements for losses on acquired loans under loss-share agreements with the FDIC to the extent the FDIC determines that we did not adequately manage the covered loan portfolio;

•failure of our insurance segment reinsurers to pay obligations under reinsurance contracts; and

•our ability to use excess cash in an effective manner, including the execution of successful acquisitions.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2016, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors” herein and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

During the three months ended March 31, 2016, our net income to common stockholders was $27.6 million, or $0.28 per diluted share.

We reported $42.6 million of consolidated income before income taxes during the three months ended March 31, 2016, including the following contributions from our four reportable operating segments.

•	The banking segment contributed $31.2 million of income before income taxes during the three months ended March 31, 2016;
•	The broker-dealer segment contributed $3.8 million of income before income taxes during the three months ended March 31, 2016;
•	The mortgage origination segment contributed $9.1 million of income before income taxes during the three months ended March 31, 2016; and
•	The insurance segment contributed $6.2 million of income before income taxes during the three months ended March 31, 2016.

At March 31, 2016, on a consolidated basis, we had total assets of $11.7 billion, total deposits of $7.0 billion, total loans, including loans held for sale, of $7.0 billion and stockholders’ equity of $1.8 billion.

On January 1, 2015, we completed our acquisition of SWS in a stock and cash transaction (the “SWS Merger”), whereby SWS’s broker-dealer subsidiaries, Southwest Securities, Inc. and SWS Financial Services, Inc., became subsidiaries of Securities Holdings and SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank, an indirect wholly owned subsidiary of Hilltop. On October 5, 2015, Southwest Securities, Inc. and SWS Financial Services, Inc. were renamed “Hilltop Securities Inc.” and “Hilltop Securities Independent Network Inc.”, respectively. The operations acquired in the SWS Merger were included in our operating results beginning January 1, 2015 and such operations included a preliminary bargain purchase gain of $82.8 million as disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015. During 2015, certain adjustments were recorded that resulted in an aggregate decrease in the preliminary bargain purchase gain associated with the SWS Merger to $81.3 million, which also decreased net income for the three months ended March 31, 2015 by $1.5 million as compared with amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Accordingly, our results for the quarter ended March 31, 2015 and related disclosures have been revised to reflect these adjustments.

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

Segment Information

We have three primary operating business units, PlainsCapital (banking and mortgage origination), Securities Holdings (broker-dealer) and NLC (insurance). Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. For the third quarter of 2015, we began presenting the bargain purchase gain associated with the SWS Merger, previously allocated to the banking and broker-dealer reportable business segments, within corporate to better reflect segment performance. This change is reflected in the segment operating results within noninterest income, and MD&A, for the three months ended March 31, 2015. Additionally, related amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, within the MD&A, will be revised in future filings. This change had no impact on our consolidated results of operations. Consistent with our historical segment operating results, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer, mortgage origination and insurance segments. Operating results for the mortgage origination segment have historically been more volatile than operating results for the banking, broker-dealer and insurance segments.

The banking segment includes the operations of the Bank, which primarily provides business and consumer banking services from offices located throughout Texas and generates revenue from its portfolio of earning assets. The Bank’s results of operations are primarily dependent on net interest income, while also deriving revenue from other sources, including service charges on customer deposit accounts and trust fees.

The broker-dealer segment includes the operations of Hilltop Securities and HTS Independent Network. From the date of the SWS Merger until January 22, 2016, when we merged FSC into Hilltop Securities to form a combined firm operating under the “Hilltop Securities” name, our broker-dealer segment was operated through FSC, Hilltop Securities and HTS Independent Network as separate broker-dealers under coordinated leadership. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority (“FINRA”) and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC is a registered investment advisor under the Investment Advisors Act of 1940.

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

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$86,105	$7,051	$(2,569)	$740	$(1,714)	$3,928	$93,541
Provision for loan losses	3,500	(93)	—	—	—	—	3,407
Noninterest income	12,956	80,883	146,338	41,804	1	(4,296)	277,686
Noninterest expense	64,357	84,261	134,671	36,375	5,849	(312)	325,201
Income (loss) before income taxes	$31,204	$3,766	$9,098	$6,169	$(7,562)	$(56)	$42,619

			Mortgage			All Other and	Hilltop
Three Months Ended March 31, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$83,442	$7,996	$(3,014)	$757	$109	$4,102	$93,392
Provision for loan losses	2,486	201	—	—	—	—	2,687
Noninterest income	19,309	79,528	135,292	41,845	81,289	(4,417)	352,846
Noninterest expense	58,532	90,795	122,302	33,466	9,626	(245)	314,476
Income (loss) before income taxes	$41,733	$(3,472)	$9,976	$9,136	$71,772	$(70)	$129,075

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $93.5 million in net interest income during the three months ended March 31, 2016, compared with net interest income of $93.4 million during the same period in 2015. The year-over-year change in net interest income primarily included an increase within our banking segment, offset by interest expense incurred on our $150.0 million aggregate principle amount of 5% senior notes due 2025 (“Senior Notes”) that were not issued until the second quarter of 2015 and a decrease in net interest income within our broker-dealer segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through the Hilltop Broker-Dealers, we provide investment banking and other related financial services.  We generated $62.6 million and $67.8 million in securities brokerage commissions and fees and investment advisory fees and commissions and $17.7 million and $11.6 million in gains from derivative and trading portfolio activities (included within other noninterest income) during the three months ended March 31, 2016 and 2015, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2016 and 2015, we generated $146.1 million and $135.1 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $39.7 million and $39.6 million in net insurance premiums earned during the three months ended March 31, 2016 and 2015, respectively.

In the aggregate, we generated $277.7 million and $352.8 million in noninterest income during the three months ended March 31, 2016 and 2015, respectively. Excluding the bargain purchase gain of $81.3 million related to the SWS Merger, our noninterest income during the three months ended March 31, 2015 was $271.6 million. We are presenting this financial measure because certain investors may use it to evaluate our business and financial results. This year-over-year increase in noninterest income, other than bargain purchase gain, is predominantly attributable to increases in noninterest income in our mortgage origination and broker-dealer segments, offset by a decline in noninterest income in our banking segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended March 31, 2016 was $27.6 million, or $0.28 per diluted share, compared with net income applicable to common stockholders of $111.9 million, or $1.11 per diluted share, during the three months ended March 31, 2015. The consolidated operating results during the three months ended March 31, 2015 include the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million, or $0.81 per diluted share. Included in the bargain purchase gain is a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual limitation on their usage because of the ownership change effected in connection with the SWS Merger. In addition, the bargain purchase gain reflects our acquisition date fair value allocation to identifiable intangible assets of $7.5 million.

Our consolidated operating results during the three months ended March 31, 2016 and 2015 also include transaction costs primarily related to the execution and closing of the SWS Merger, and integration-related costs associated with employee expenses (such as severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease), incurred as a result of the plan to integrate the operations and systems acquired in the SWS Merger. During the three months ended March 31, 2016, we incurred $0.8 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration-related costs associated with employee, professional fee and contractual expenses during this same period were $1.7 million, $2.2 million and $0.1 million, respectively. During the three months ended March 31, 2015, we incurred $5.6 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration-related costs associated with employee expenses and professional fees during this same period were $4.0 million and $0.4 million, respectively. On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Since this approval, we have integrated the back-office systems of FSC and Hilltop Securities and, effective as of the close of business on January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. As a result, we began realizing cost savings in 2016, although these cost savings have been partially offset by additional integration costs that we anticipate incurring through the first six months of 2016.

Certain items included in net income for 2016 and 2015 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, and the SWS Merger (collectively, the “Bank Transactions”). Income before taxes during the three months ended March 31, 2016 included net accretion of $3.3 million, $11.4 million and $1.2 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $2.0 million, $0.2 million and $0.2 million, respectively. During the three months ended March 31, 2015, income before taxes included net accretion of $4.0 million, $9.8 million and $2.3 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $2.2 million, $0.2 million and $0.4 million, respectively.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended March 31,
	2016	2015
Performance Ratios:
Return on average stockholder's equity	6.32%	26.76%
Return on average assets	0.96%	3.64%
Net interest margin (taxable equivalent) (1) (2)	3.70%	3.53%

(1)	Taxable equivalent net interest income divided by average interest-earning assets.
(2)

During the three months ended March 31, 2016 and 2015, taxable equivalent net interest margin was 54 basis points and 70 basis points, respectively, lower due to the impact related to the securities financing operations within our broker-dealer segment.

During the three months ended March 31, 2016, the consolidated taxable equivalent net interest margin of 3.70% was 74 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $4.1 million, $11.4 million and $1.1 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.8 million. The consolidated taxable equivalent net interest margin during the three months ended March 31, 2015 of 3.53% was 69 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $5.0 million, $9.7 million and $2.3 million associated with PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.9 million.

The FNB Transaction-related accretion of discount on loans of $11.4 million and $9.7 million during the three months ended March 31, 2016 and 2015, respectively, included accretion of approximately $3 million and $1 million, respectively, due to better-than-expected resolution of covered purchased credit impaired (“PCI”) loans during the respective periods. The better-than-expected performance of the covered PCI loan portfolio since 2014 has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during the three months ended March 31, 2016 and 2015 resulted in the reclassification of $9.6 million and $16.3 million, respectively, from nonaccretable difference to accretable yield.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2016			2015
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$6,733,697	$91,551	5.41%	$6,354,615	$87,388	5.50%
Investment securities - taxable	1,044,705	6,348	2.44%	1,164,030	7,049	2.80%
Investment securities - non-taxable (2)	261,656	2,327	3.56%	264,123	2,525	3.84%
Federal funds sold and securities purchased under agreements to resell	125,308	26	0.08%	70,449	17	0.10%
Interest-bearing deposits in other financial institutions	428,082	474	0.45%	872,032	574	0.27%
Other	1,610,483	8,119	2.00%	2,088,380	10,901	2.11%
Interest-earning assets, gross	10,203,931	108,845	4.24%	10,813,629	108,454	4.06%
Allowance for loan losses	(48,851)			(41,424)
Interest-earning assets, net	10,155,080			10,772,205
Noninterest-earning assets	1,596,627			1,796,232
Total assets	$11,751,707			$12,568,437

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,784,004	$4,102	0.34%	$5,104,544	$4,315	0.34%
Notes payable and other borrowings	2,444,807	10,510	1.72%	2,877,686	9,962	1.40%
Total interest-bearing liabilities	7,228,811	14,612	0.81%	7,982,230	14,277	0.72%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,153,901			2,152,610
Other liabilities	624,971			725,469
Total liabilities	10,007,683			10,860,309
Stockholders’ equity	1,743,209			1,707,624
Noncontrolling interest	815			504
Total liabilities and stockholders' equity	$11,751,707			$12,568,437

Net interest income (2)		$94,233			$94,177
Net interest spread (2)			3.43%			3.34%
Net interest margin (2)			3.70%			3.53%

(1)	Average balance includes non-accrual loans.
(2)

Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.7 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

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

On a consolidated basis, net interest income increased $0.1 million during the three months ended March 31, 2016 compared with the same period in 2015. This increase included the net effect of increases in the volume of the loan portfolio, partially offset by lower yields on the loan portfolio within our banking segment. This increase in net interest income was offset by interest expense at corporate on our outstanding Senior Notes, the offering of which was completed during the second quarter of 2015 and reduction in interest earned on securities lending activities in our broker-dealer segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which relates to the banking segment, was $3.4 million and $2.7 million during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the provision for loan losses was entirely comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $3.4 million, compared to charges during the three months ended March 31, 2015 relating to newly originated loans and acquired loans without credit impairment at acquisition of $3.4 million, partially offset by the recapture of charges on PCI loans of $0.7 million.

Consolidated noninterest income decreased $75.2 million during the three months ended March 31, 2016, compared with the same period in 2015. This year-over-year change included the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million during the three months ended March 31, 2015. The resulting year-over-year increase in noninterest income, other than bargain purchase gain, during the three months ended March 31, 2016, compared with the same period in 2015, of $6.1 million was primary driven by an increase in noninterest income within our mortgage origination segment of $11.0 million, offset by decreases in securities commissions and fees (net of intercompany eliminations) and investment banking and advisory fees within our broker-dealer segment of $5.3 million.

Consolidated noninterest expense during the three months ended March 31, 2016 increased $10.7 million, compared with the same period in 2015. This year-over-year increase included increases in noninterest expenses within our banking, mortgage origination and insurance segments, offset by decreases in our broker-dealer segment and corporate partially attributable to decreases in pre-tax transaction and integration-related costs associated with the SWS Merger. During the three months ended March 31, 2016 we incurred pre-tax transaction costs related to the SWS Merger of $0.8 million and pre-tax integration-related costs associated with employee expenses, professional fees and contractual expenses of $1.7 million, $2.2 million and $0.1 million, respectively, compared with pre-tax transaction costs of $5.6 million and integration-related costs associated with employee expenses and professional fees of $4.0 million and $0.4 million, respectively, during the same period in 2015. Changes between the three months ended March 31, 2016 and the same period in 2015 within the major components of noninterest expense included increases of $3.1 million in loss and loss adjustment expenses within our insurance segment and $9.3 million in other expenses primarily attributable to a downward valuation adjustment associated with an OREO property within our banking segment, slightly offset by a decrease in occupancy and equipment expenses of $1.4 million.

Consolidated income tax expense during the three months ended March 31, 2016 and 2015 was $14.4 million and $15.4 million, respectively, reflecting effective tax rates of 33.8% and 11.9%, respectively. The effective tax rate during the three months ended March 31, 2016 was lower than the statutory rate primarily due to recognition of excess tax benefits on share-based payment awards as a result of our adoption of the provisions of Accounting Standards Update 2016-09 as of January 1, 2016. The lower effective tax rate during the three months ended March 31, 2015 was primarily due to no income taxes being recorded in connection with the bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, during the quarter ended March 31, 2015, we recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock. Therefore, the effective income tax rate during the three months ended March 31, 2015 is not necessarily indicative of anticipated future effective tax rates.

Segment Results

Banking Segment

Income before income taxes in our banking segment during the three months ended March 31, 2016 and 2015 was $31.2 million and $41.7 million, respectively. The decrease in income before income taxes during the three months ended March 31, 2016, compared with the same period in 2015, was primarily due to an increase in noninterest expense primarily due to a downward valuation adjustment on a covered OREO property and a decrease in noninterest income associated with the prior year recognition of gains on securities acquired in the SWS Merger and subsequently sold, partially offset by an increase in net interest income.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended March 31,
	2016	2015
Performance Ratios:
Efficiency ratio (1)	64.97%	56.96%
Return on average assets	0.98%	1.28%
Net interest margin (taxable equivalent) (2)	4.73%	4.59%

(1)	Noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Taxable equivalent net interest income divided by average interest-earning assets.

During the three months ended March 31, 2016, the banking segment’s taxable equivalent net interest margin of 4.73% was 103 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $4.1 million, $11.4 million and $1.1 million associated with the PlainsCapital Merger, FNB Transaction, and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.8 million. The banking segment’s taxable equivalent net interest margin during the three months ended March 31, 2015 of 4.59% was 109 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $5.0 million, $9.7 million and $2.3 million associated with PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.9 million.

The FNB Transaction-related accretion of discount on loans of $11.4 million and $9.7 million during the three months ended March 31, 2016 and 2015, respectively, included accretion of approximately $3 million and $1 million, respectively, due to better-than-expected resolution of covered PCI loans during the respective periods. The better-than-expected performance of the covered PCI loan portfolio since 2014 has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during the three months ended March 31, 2016 and 2015 resulted in the reclassification of $9.6 million and $16.3 million, respectively, from nonaccretable difference to accretable yield.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2016			2015
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,097,141	$76,381	5.95%	$4,728,489	$73,941	6.26%
Subsidiary warehouse lines of credit	992,640	9,708	3.87%	906,927	8,063	3.56%
Investment securities - taxable	737,567	3,931	2.13%	842,356	4,783	2.27%
Investment securities - non-taxable (2)	142,388	1,301	3.65%	146,059	1,385	3.79%
Federal funds sold and securities purchased under agreements to resell	19,328	26	0.55%	25,361	17	0.27%
Interest-bearing deposits in other financial institutions	331,387	429	0.52%	757,511	542	0.29%
Other	53,552	511	3.82%	44,717	421	3.76%
Interest-earning assets, gross	7,374,003	92,287	4.97%	7,451,420	89,152	4.79%
Allowance for loan losses	(48,637)			(41,096)
Interest-earning assets, net	7,325,366			7,410,324
Noninterest-earning assets	1,066,868			1,171,055
Total assets	$8,392,234			$8,581,379

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,429,665	$4,708	0.43%	$4,679,401	$4,322	0.37%
Notes payable and other borrowings	510,063	673	0.52%	589,374	556	0.38%
Total interest-bearing liabilities (3)	4,939,728	5,381	0.44%	5,268,775	4,878	0.38%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,155,229			2,084,112
Other liabilities	34,962			76,633
Total liabilities	7,129,919			7,429,520
Stockholders’ equity	1,262,315			1,151,859
Total liabilities and stockholders’ equity	$8,392,234			$8,581,379

Net interest income (2)		$86,906			$84,274
Net interest spread (2)			4.53%			4.41%
Net interest margin (2)			4.73%			4.59%

(1)	Average balance includes non-accrual loans.
(2)

Annualized taxable equivalent adjustments are based on a 35% tax rate. The adjustment to interest income was $0.4 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

(3)	Excludes the allocation of interest expense on PlainsCapital debt of $0.4 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended March 31,
	2016 vs. 2015
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans, gross	$5,750	$(3,310)	$2,440
Subsidiary warehouse lines of credit	760	885	1,645
Investment securities - taxable	(593)	(259)	(852)
Investment securities - non-taxable (2)	(35)	(49)	(84)
Federal funds sold and securities purchased under agreements to resell	(4)	13	9
Interest-bearing deposits in other financial institutions	(308)	195	(113)
Other	83	7	90
Total interest income (2)	5,653	(2,518)	3,135

Interest expense
Deposits	$(233)	$619	$386
Notes payable and other borrowings	(75)	192	117
Total interest expense	(308)	811	503

Net interest income (2)	$5,961	$(3,329)	$2,632

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Taxable equivalent net interest income increased $2.6 million during the three months ended March 31, 2016, compared with the same period in 2015. Increases in the volume of interest-earning assets, primarily on the loan portfolio and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $5.7 million during the three months ended March 31, 2016, compared with the same period in 2015. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $2.5 million during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to the net effects of lower yields on the loan and investment portfolios, partially offset by the favorable change in yields on subsidiary warehouse lines of credit during the current quarter. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $0.8 million during the three months ended March 31, 2016, compared with the same period in 2015. Market interest rates increased during the three months ended March 31, 2016, compared with the same period in 2015, however, such changes did not have a significant effect on either the yields on interest-earning assets or the rates paid on interest-bearing liabilities.

The banking segment’s noninterest income was $13.0 million and $19.3 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in noninterest income during the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to $4.4 million of realized gains on securities acquired in the SWS Merger and subsequently sold during the three months ended March 31, 2015, that did not recur during the same period in 2016, as well as year-over-year decreases in trust account and OREO income.

The banking segment’s noninterest expenses were $64.4 million and $58.5 million during the three months ended March 31, 2016 and 2015, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. The increase in noninterest expenses during the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to a downward valuation adjustment associated with a significant covered OREO property of $7.9 million offset by a reduction of $1.8 million in pre-tax integration-related costs directly attributable to the integration of the former SWS FSB related to employee expenses.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment during the three months ended March 31, 2016 was $3.8 million, compared with a loss before income taxes of $3.5 million during the same period in 2015. The change in income (loss) before income taxes during the three months ended March 31, 2016, compared with the same period in 2015, was primarily the result of an increase in gains from derivative and trading portfolio activities, as well as a decrease in compensation and benefits expenses due to the integration and merger of FSC and Hilltop Securities, offset by decreases in both securities commissions and fees and investment banking and advisory fees.

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Three Months Ended March 31,		Variance
	2016	2015	2016 vs 2015
Net interest income:
Securities lending	$1,602	$2,512	$(910)
Other	5,449	5,484	(35)
Total net interest income	7,051	7,996	(945)
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	13,850	16,181	(2,331)
Retail	17,751	19,858	(2,107)
Clearing	6,515	5,251	1,264
Other	1,220	1,621	(401)
	39,336	42,911	(3,575)
Investment banking and advisory fees by business line:
Public finance	17,555	18,930	(1,375)
Capital markets	1,370	758	612
Retail	3,586	3,964	(378)
Structured finance	1,304	1,179	125
Clearing	7	12	(5)
Other	(3)	79	(82)
	23,819	24,922	(1,103)
Other	17,728	11,695	6,033
Total noninterest income	80,883	79,528	1,355
Noninterest expense:
Compensation and benefits expenses	57,816	64,358	(6,542)
Other	26,352	26,638	(286)
Total noninterest expense	84,168	90,996	(6,828)

Income (loss) before income taxes	$3,766	$(3,472)	$7,238

(1)

Securities commissions and fees includes income of $0.6 million during the three months ended March 31, 2016 that is eliminated in consolidation. There were no such fees eliminated in consolidation during the three months ended March 31, 2015.

The broker-dealer segment had net interest income of $7.1 million and $8.0 million during the three months ended March 31, 2016 and 2015, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The year-over-year decrease between the three months ended March 31, 2016 and the same period in 2015 was primarily due to a two basis point reduction in the spread earned in its stock lending business and a decrease in its average stock borrow/loan program balances.

Noninterest income was $80.9 million and $79.5 million during the three months ended March 31, 2016 and 2015, respectively. The increase in noninterest income of $1.4 million during the three months ended March 31, 2016, compared with the same period in 2015, was primarily due to a $6.1 million increase in the income earned from its derivative and trading portfolio activities, offset by decreases of $3.6 million in securities commissions and fees and $1.1 million in investment banking and advisory fees. The broker-dealer segment participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells U.S. Agency to-be-announced (“TBA”) securities. Additionally, TBA purchase and sales agreements are entered into to assist small to mid-size mortgage loan originators in hedging the interest rate risk associated with their client-owned mortgages. The fair values of these derivative instruments increased $6.9 million and $8.6 million during the three months ended March 31, 2016 and 2015, respectively, a year-over-year decline of $1.7 million. The Hilltop Broker-Dealers also hold trading securities to support sales, underwriting and other customer activities. The fair values of securities within this trading portfolio increased $10.8 million and $3.0 million during the three months ended March 31, 2016 and 2015, respectively. This year-over-year improvement of $7.8 million was primarily the result of $5.5 million associated with net gains earned in the trading of mortgage-backed securities.

The $3.6 million decrease in securities commissions and fees during the three months ended March 31, 2016, compared with the same period in 2015, was primarily due to decreases in the commissions earned on municipal bond transactions, while the $1.1 million year-over-year decrease in investment banking and advisory fees was primarily due to the decrease in the number of public finance issuances.

Noninterest expenses, including provision for loan losses, were $84.2 million and $91.0 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in noninterest expenses, including provision for loan losses, of $6.8 million during the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to a decrease of $6.5 million in compensation and benefits expenses, which was in part a product of the integration and merger of FSC and Hilltop Securities. During the three months ended March 31, 2016, the broker-dealer segment incurred pre-tax integration-related costs resulting from employee expenses, professional fees and contractual expenses directly attributable to the integration of SWS were $1.7 million, $2.2 million and $0.1 million, respectively, compared with pre-tax transaction costs of $0.8 million, and $2.2 million and $0.2 million related to employee expenses and professional fees, respectively, during the three months ended March 31, 2015.

On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Since this approval, we have integrated the back-office systems of FSC and Hilltop Securities and, effective as of January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. As a result, we began realizing cost savings in 2016, although these cost savings have been partially offset by integration costs that we anticipate incurring through the first six months of 2016.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended March 31,
	2016	2015
Compensation as a % of net revenue	65.7%	73.5%
FDIC insured program balances at PlainsCapital Bank (end of period)	$801,799	$548,197
Other FDIC insured program balances (end of period)	$1,515,244	$1,268,587
Customer margin balances (end of period)	$351,523	$406,643
Customer funds on deposit, including short credits (end of period)	$343,193	$611,241

Public finance:
Number of issues	370	383
Aggregate amount of offerings	$21,615,698	$25,192,060

Capital markets:
Total volumes	$19,170,532	$17,506,246
Net inventory (end of period)	$182,574	$158,777

Retail:
Retail employee representatives (end of period)	116	140
Independent registered representatives (end of period)	232	264

Structured finance:
Lock production/TBA volume	$1,064,068	$664,280

Clearing:
Total tickets	$535,156	$519,115
Correspondents (end of period)	185	209

Securities lending:
Interest-earning assets - stock borrowed (end of period)	$1,315,940	$1,990,598
Interest-bearing liabilities - stock loaned (end of period)	$1,222,522	$1,853,366

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment during the three months ended March 31, 2016 and 2015 was $9.1 million and $10.0 million, respectively. The decrease in income before income taxes during the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in segment operating costs, and to a lesser extent, compensation that varies with the volume of mortgage loan originations (“variable compensation”), partially offset by an increase in other noninterest income. Net interest expense of $2.6 million and $3.0 million during the three months ended March 31, 2016 and 2015, respectively, resulted from interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage origination segment originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended March 31,
		% of		% of
	2016	Total	2015	Total
Mortgage Loan Originations - units	12,944		12,363

Mortgage Loan Originations - volume	$2,929,116		$2,813,520

Mortgage Loan Originations:
Conventional	$1,835,703	62.67%	$1,847,413	65.66%
Government	686,565	23.44%	669,536	23.80%
Jumbo	266,522	9.10%	211,833	7.53%
Other	140,326	4.79%	84,738	3.01%
	$2,929,116	100.00%	$2,813,520	100.00%

Home purchases	$2,050,825	70.02%	$1,688,359	60.01%
Refinancings	878,291	29.98%	1,125,161	39.99%
	$2,929,116	100.00%	$2,813,520	100.00%

Texas	$662,492	22.62%	$589,430	20.95%
California	446,214	15.24%	487,078	17.31%
Florida	151,221	5.16%	129,495	4.60%
Ohio	114,319	3.90%	107,444	3.82%
Washington	103,703	3.54%	91,884	3.27%
Arizona	99,202	3.39%	90,492	3.23%
North Carolina	96,709	3.30%	107,846	3.83%
Maryland	88,231	3.01%	99,997	3.55%
Missouri	86,128	2.94%	74,903	2.66%
South Carolina	81,809	2.79%	82,768	2.94%
All other states	999,088	34.11%	952,183	33.84%
	$2,929,116	100.00%	$2,813,520	100.00%

Mortgage Loan Sales - volume	$3,117,605		$2,905,266

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. On October 3, 2015, lender compliance changes associated with TILA-RESPA Integrated Disclosures (“TRID”) became effective and significantly modified required disclosure documents and settlement procedures associated with home mortgage loans. PrimeLending has not experienced significant delays in loan closings due to the implementation of TRID. The long-term impact of TRID-related costs are yet unknown.

Refinancing volume decreased to $878.3 billion during the three months ended March 31, 2016 (representing 30.0% of total loan origination volume), from $1.1 billion during the three months ended March 31, 2015 (representing 40.0% of total loan origination volume). Home purchases volume increased 21.5% to $2.1 billion from $1.7 billion during the three months ended March 31, 2016 compared to the same period in 2015.

The mortgage origination segment’s total loan origination volume during the three months ended March 31, 2016 increased 4.1%, compared to the same period in 2015, while income before income taxes during the three months ended March 31, 2016 decreased 8.8% compared to the same period in 2015. The decrease in income before taxes was primarily due to noninterest expense increasing by 10.1%, while noninterest income increased at a lesser rate of 8.2%.

Noninterest income was $146.3 million and $135.3 million during the three months ended March 31, 2016 and 2015, respectively, and was comprised of the following (in thousands).

	Three Months Ended March 31,		Variance
	2016	2015	2016 vs 2015
Net gains from sale of loans	$115,234	$108,630	$6,604
Mortgage loan origination fees	18,813	14,589	4,224
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	8,858	13,173	(4,315)
Mortgage servicing rights asset	(2,487)	(5,288)	2,801
Servicing fees	5,920	4,188	1,732
	$146,338	$135,292	$11,046

Net gains on sale of loans increased 6.1% and mortgage loan origination fees increased 29.0% during the three months ended March 31, 2016, respectively, compared with the same period in 2015. The increase in net gains on sale of loans during the three months ended March 31, 2016 was primarily a result of a 7.3% increase in total loan sales volume, partially offset by a slight decrease in average loan sales margin, compared with the same period in 2015. The increase in mortgage loan origination fees was primarily a result of an increase in average loan origination fees during the three months ended March 31, 2016, compared with the same period in 2015. Also contributing to the increase in mortgage loan origination fees during the three months ended March 31, 2016 was a 4.1% increase in total loan origination volume.

During the three months ended March 31, 2016 and 2015, noninterest income included increases of $8.9 million and $13.2 million, respectively, in net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. These increases were primarily a result of increases in the volume of IRLCs and mortgage loans held during these periods, partially offset by decreases in the average value of individual IRLCs and mortgage loans.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the three months ended March 31, 2015, the mortgage origination segment retained servicing on approximately 9% of loans sold, but decreased to approximately 6% during the three months ended March 31, 2016. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related mortgage servicing rights (“MSR”) asset was valued at $41.0 million on $5.1 billion of serviced loan volume at March 31, 2016, compared with a value of $53.5 million on $5.2 billion of serviced loan volume at December 31, 2015. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including interest rate swaps, swaptions and forward commitments to sell mortgage-backed securities, as a means to mitigate market risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives resulted in net losses of $2.5 million and $5.3 million during the three months ended March 31, 2016 and 2015, respectively, associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs. These net losses were offset by net servicing income of $2.4 million and $2.1 million during the three months ended March 31, 2016 and 2015, respectively.

Noninterest expenses were $134.7 million and $122.3 million during the three months ended March 31, 2016 and 2015, respectively, and were comprised of the following (in thousands).

	Three Months Ended March 31,		Variance
	2016	2015	2016 vs 2015
Variable compensation	$51,689	$48,130	$3,559
Segment operating costs	71,990	61,780	10,210
Lender paid closing costs	7,499	10,317	(2,818)
Servicing expense	3,493	2,075	1,418
	$134,671	$122,302	$12,369

Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Variable compensation increased $3.6 million during the three months ended March 31, 2016, compared with the same period in 2015, and comprised 57.0% and 59.8% of the total employees’ compensation and benefits expenses during the three months ended March 31, 2016 and 2015, respectively. Variable compensation tends to fluctuate to a greater degree than loan origination volumes because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved.

While total loan origination volumes increased 4.1% for the three months ended March 31, 2016, compared to the same period in 2015, the mortgage origination segment’s operating costs increased 16.5%. The largest increase in segment operating costs during the three months ended March 31, 2016, compared to the same period in 2015, was an increase in salaries and benefits totaling $6.8 million. This increase was primarily the result of increases in headcount related to loan processing, loan fulfillment and technology functions. The increases in loan processing and fulfillment headcount levels were initiated during 2015 primarily to address growth in loan origination volumes that began in 2014. The remaining increases in segment operating costs during the three months ended March 31, 2016, compared to the same period in 2015, were primarily associated with a slight increase in mortgage branch locations and technology initiatives. Historically, segment operating costs tend to fluctuate with, but at a lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume.

In exchange for a higher interest rate, a customer may opt to have PrimeLending pay certain costs associated with the origination of the mortgage loan (“lender paid closing costs”). Fluctuations in lender paid closing costs are not always aligned with fluctuations in loan origination volumes. Other loan pricing conditions, including the mortgage loan interest rate, loan origination fees paid by the customer and a customer’s willingness to pay closing costs, may also influence fluctuations in lender paid closing costs.

Between January 1, 2007, and March 31, 2016, the mortgage origination segment sold mortgage loans totaling $76.6 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2007, it does not anticipate experiencing significant losses in the future on loans originated prior to 2007 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2007 and March 31, 2016 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$201,310	0.26%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	235,774	0.31%	23,552	0.03%
	$437,084	0.57%	$23,552	0.03%

(1)	Losses incurred include refunded purchased servicing rights.

At March 31, 2016 and December 31, 2015, the mortgage origination segment’s indemnification liability reserve totaled $17.1 million and $16.6 million, respectively. The related provision for indemnification losses was $0.9 million and $0.8 million during the three months ended March 31, 2016 and 2015, respectively.

Insurance Segment

Income before income taxes in our insurance segment was $6.2 million and $9.1 million during the three months ended March 31, 2016 and 2015, respectively. While the insurance segment had positive earnings during the three months ended March 31, 2016 and 2015, the changes experienced in operating results between periods were primarily a result of changes in claims loss experience associated with the frequency and severity of severe weather-related events. During three months ended March 31, 2016, compared with the same period in 2015, net insurance premiums earned were relatively flat, while claims loss experience worsened.

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

The insurance segment’s operations resulted in combined ratios of 88.5% and 81.8% during the three months ended March 31, 2016 and 2015, respectively. The increase in the combined ratio during the three months ended March 31, 2016, compared with the same period in 2015, was primarily driven by the effects of an increase in frequency and severity of severe weather events in our geographic coverage area and net insurance premiums earned being relatively flat. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $41.8 million during each of the three months ended March 31, 2016 and 2015 included net insurance premiums earned of $39.7 million and $39.6 million, respectively. The slight increase in net insurance premiums earned was primarily due to the effect of the decrease in cost of reinsurance.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2016	2015	2016 vs 2015
Direct Insurance Premiums Written:
Homeowners	$15,995	$18,095	$(2,100)
Fire	11,906	13,446	(1,540)
Mobile Home	10,295	10,227	68
Commercial	844	953	(109)
Other	39	28	11
	$39,079	$42,749	$(3,670)

The total direct insurance premiums written for our three largest insurance product lines decreased by $3.6 million during the three months ended March 31, 2016, compared with the same period in 2015, due to the continued effects of efforts to reduce concentrations both geographically and within specific product lines, agent management initiatives and competitive pressure.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2016	2015	2016 vs 2015
Net Insurance Premiums Earned:
Homeowners	$16,263	$16,748	$(485)
Fire	12,105	12,446	(341)
Mobile Home	10,467	9,465	1,002
Commercial	858	882	(24)
Other	40	26	14
	$39,733	$39,567	$166

Net insurance premiums earned during the three months ended March 31, 2016 slightly increased compared to the same period in 2015, primarily due to the decrease in the cost of reinsurance, offset by the decrease in net premiums written during 2016. The slight increase in net insurance premiums earned, when compared with the patterns exhibited in prior quarters and years, reflects the effects of both the benefit of the current reinsurance structure and the insurance segment’s previously discussed efforts to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

Noninterest expenses of $36.4 million and $33.5 million during the three months ended March 31, 2016 and 2015, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended March 31, 2016 was $22.0 million, compared with $18.9 million during the same period in 2015, resulting in loss and LAE ratios of 55.3% and 47.7%, respectively. The year-over-year increase in the loss and LAE ratio during the three months ended March 31, 2016, compared with the same period in 2015, was primarily due to an increase in frequency and severity of severe weather events in our geographic coverage area and net insurance premiums earned being relatively flat.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended March 31,		Variance
	2016	2015	2016 vs 2015
Amortization of deferred policy acquisition costs	$10,193	$10,041	$152
Other underwriting expenses	3,780	4,166	(386)
Total	13,973	14,207	(234)
Agency expenses	(794)	(705)	(89)
Total less agency expenses	$13,179	$13,502	$(323)
Net insurance premiums earned	$39,733	$39,567	$166
Expense ratio	33.2%	34.1%	(1.0)%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs.

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have cash resources available to make acquisitions. Investment and interest income earned was $0.2 million and $0.1 million during the three months ended March 31, 2016 and 2015, respectively. Investment and interest income during the three months ended March 31, 2016 primarily consisted of intercompany interest earned on note receivables held with Securities Holdings and First Southwest that were paid off in January 2016 and March 2016, respectively.

During the three months ended June 30, 2015, Hilltop completed its issuance of Senior Notes and used the net proceeds of the offering to redeem all of its outstanding Non-Cumulative Perpetual Preferred Stock, Series B at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million, and utilized the remainder for general corporate purposes. Consequently, recurring quarterly interest expense of $1.9 million was incurred during the three months ended March 31, 2016.

Noninterest income of $81.3 million during the three months ended March 31, 2015 represents the recognition of a bargain purchase gain related to the SWS Merger. Included in the bargain purchase gain was a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount was based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual Section 382 limitation on their usage because of the ownership change.

Noninterest expenses of $5.8 million and $9.6 million during the three months ended March 31, 2016 and 2015, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs. During the three months ended March 31, 2016, compared with the same period in 2015, noninterest expenses included a year-over-year decrease of $4.3 million in transaction and integration-related costs directly attributable to the SWS Merger. Specifically, during the three months ended March 31, 2016, Hilltop incurred pre-tax transaction costs related to the SWS Merger of $0.8 million, compared with $4.8 million in pre-tax transaction costs and $0.2 million in pre-tax integration-related costs associated with professional fees during the three months ended March 31, 2015.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2016 as compared with December 31, 2015.

Securities Portfolio

At March 31, 2016, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2016	2015
Trading securities, at fair value
U.S. Treasury securities	$11,436	$20,481
U.S. government agencies:
Bonds	75,015	36,244
Residential mortgage-backed securities	55,526	12,505
Commercial mortgage-backed securities	21,717	19,280
Collateralized mortgage obligations	3,150	264
Corporate debt securities	53,277	34,735
States and political subdivisions	101,655	58,588
Unit investment trusts	37,897	18,400
Private-label securitized product	7,443	12,324
Other	1,309	1,325
	368,425	214,146
Securities available for sale, at fair value
U.S. Treasury securities	44,884	44,603
U.S. government agencies:
Bonds	303,113	296,636
Residential mortgage-backed securities	33,342	35,853
Commercial mortgage-backed securities	9,371	9,207
Collateralized mortgage obligations	48,522	52,701
Corporate debt securities	95,223	97,950
States and political subdivisions	113,364	118,725
Commercial mortgage-backed securities	530	531
Equity securities	17,979	17,500
	666,328	673,706
Securities held to maturity, at amortized cost
U.S. Treasury securities	25,073	25,146
U.S. government agencies:
Bonds	60,428	69,379
Residential mortgage-backed securities	23,099	23,735
Commercial mortgage-backed securities	18,577	18,658
Collateralized mortgage obligations	157,455	167,541
States and political subdivisions	25,846	27,563
	310,478	332,022
Total securities portfolio	$1,345,231	$1,219,874

We had net unrealized gains of $10.3 million and $3.7 million at March 31, 2016 and December 31, 2015, respectively, related to the available for sale investment portfolio, and a net unrealized gain associated with the securities held to maturity portfolio of $3.1 million at March 31, 2016, compared with a net unrealized loss of $0.6 million at December 31, 2015.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2016, the banking segment’s securities portfolio of $855.9 million was comprised of trading securities of $20.2 million, available for sale securities of $525.2 million and held to maturity securities of $310.5 million.

Broker-Dealer Segment

Our broker-dealer segment holds securities to support sales, underwriting and other customer activities. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $348.3 million at March 31, 2016. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $165.7 million at March 31, 2016.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At March 31, 2016, the insurance segment’s securities portfolio was comprised of $141.0 million in available for sale securities and $6.1 million of other investments included in other assets within the consolidated balance sheet.

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

	Loans, excluding	PCI	Total
March 31, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,606,450	$13,117	$1,619,567
Real estate	2,485,992	50,310	2,536,302
Construction and land development	697,260	4,098	701,358
Consumer	44,323	528	44,851
Broker-dealer	463,987	—	463,987
Non-covered loans, gross	5,298,012	68,053	5,366,065
Allowance for loan losses	(43,895)	(4,555)	(48,450)
Non-covered loans, net of allowance	$5,254,117	$63,498	$5,317,615

	Loans, excluding	PCI	Total
December 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$1,539,455	$13,350	$1,552,805
Real estate	2,260,464	52,775	2,313,239
Construction and land development	700,206	5,150	705,356
Consumer	44,893	779	45,672
Broker-dealer	602,968	—	602,968
Non-covered loans, gross	5,147,986	72,054	5,220,040
Allowance for loan losses	(40,929)	(4,486)	(45,415)
Non-covered loans, net of allowance	$5,107,057	$67,568	$5,174,625

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $6.1 billion and $5.9 billion at March 31, 2016 and December 31, 2015, respectively. The banking segment’s non-covered loan portfolio includes a $1.5 billion warehouse line of credit extended to PrimeLending, of which $1.2 billion and $1.4 billion was drawn at March 31, 2016 and December 31, 2015, respectively. Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At March 31, 2016, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 32.2%, 15.1% and 13.1%, respectively, of the banking segment’s total non-covered loans at March 31, 2016. The banking segment’s non-covered loan concentrations were within regulatory guidelines at March 31, 2016.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $463.9 million and $602.8 million at March 31, 2016 and December 31, 2015, respectively. This decrease was primarily attributable to decreases of $62.5 million in customer borrowings in margin accounts and $93.4 million in receivables from correspondents.

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

	March 31,	December 31,
	2016	2015
Loans held for sale:
Unpaid principal balance	$1,234,507	$1,410,445
Fair value adjustment	50,837	50,390
	$1,285,344	$1,460,835
IRLCs:
Unpaid principal balance	$1,505,457	$944,942
Fair value adjustment	44,915	23,762
	$1,550,372	$968,704

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at March 31, 2016 and December 31, 2015 were $2.5 billion and $2.0 billion, respectively, while the related estimated fair values were ($11.4) million and ($1.2) million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”). There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”). As of March 31, 2016, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the FDIC Indemnification Asset. As of March 31, 2016, the Bank had billed $139.4 million of covered net losses to the FDIC, of which 80%, or $111.5 million, were reimbursable under the loss-share agreements. As of March 31, 2016, the Bank had received aggregate reimbursements of $111.5 million from the FDIC, which represented reimbursable covered losses and expenses through December 31, 2015. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $7.5 million at March 31, 2016 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the FDIC Indemnification Asset will be adjusted and therefore may not be realized. If the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses are lower than currently estimated, the Bank may be required to increase its “true-up” payment accrual and recognize negative accretion (amortization) on the FDIC Indemnification Asset. These changes will be partially offset by increased discount accretion on the covered loan portfolio.

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

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
March 31, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$2,117	$6,953	$9,070
Real estate	141,980	176,941	318,921
Construction and land development	5,424	13,971	19,395
Covered loans, gross	149,521	197,865	347,386
Allowance for loan losses	(49)	(1,168)	(1,217)
Covered loans, net of allowance	$149,472	$196,697	$346,169

	Loans, excluding	PCI	Total
December 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$1,294	$7,507	$8,801
Real estate	147,502	193,546	341,048
Construction and land development	9,524	20,921	30,445
Covered loans, gross	158,320	221,974	380,294
Allowance for loan losses	(32)	(1,500)	(1,532)
Covered loans, net of allowance	$158,288	$220,474	$378,762

At March 31, 2016, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 58.7% and 33.2%, respectively, of the banking segment’s total covered loans at March 31, 2016. The banking segment’s covered loan concentrations were within regulatory guidelines at March 31, 2016.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $3.4 million and $2.7 million during the three months ended March 31, 2016 and 2015, respectively.

The allowance for loan losses is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at March 31, 2016, additional provisions for losses on existing loans may be necessary in the future.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended March 31,
Non-Covered Portfolio	2016	2015
Balance, beginning of period	$45,415	$37,041
Provisions charged to operations	3,685	2,794
Recoveries of non-covered loans previously charged off:
Commercial and industrial	658	592
Real estate	56	44
Construction and land development	—	—
Consumer	40	25
Broker-dealer	—	123
Total recoveries	754	784
Non-covered loans charged off:
Commercial and industrial	1,350	942
Real estate	—	278
Construction and land development	—	—
Consumer	52	34
Broker-dealer	2	—
Total charge-offs	1,404	1,254
Net charge-offs	(650)	(470)
Balance, end of period	$48,450	$39,365
Non-covered allowance for loan losses as a percentage of gross non-covered loans	$0.90%	$0.87%

	Three Months Ended March 31,
Covered Portfolio	2016	2015
Balance, beginning of period	$1,532	$4,611
Recapture of provisions charged to operations	(278)	(107)
Recoveries of covered loans previously charged off:
Commercial and industrial	—	—
Real estate	7	—
Construction and land development	—	—
Total recoveries	7	—
Covered loans charged off:
Commercial and industrial	6	900
Real estate	16	2,215
Construction and land development	22	1
Total charge-offs	44	3,116
Net charge-offs	(37)	(3,116)
Balance, end of period	$1,217	$1,388
Covered allowance for loan losses as a percentage of gross covered loans	$0.35%	$0.40%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the tables below (dollars in thousands).

	March 31, 2016		December 31, 2015
		% of		% of
		Gross		Gross
		Non‑Covered		Non‑Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$20,169	30.18%	$19,845	29.75%
Real estate (including construction and land development)	27,833	60.34%	25,047	57.83%
Consumer	334	0.83%	314	0.87%
Broker-dealer	114	8.65%	209	11.55%
Total	$48,450	100.00%	$45,415	100.00%

	March 31, 2016		December 31, 2015
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans
Commercial and industrial	$438	2.61%	$758	2.31%
Real estate (including construction and land development)	779	97.39%	774	97.69%
Total	$1,217	100.00%	$1,532	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio, we had one credit relationship totaling $2.6 million of potential problem loans at March 31, 2016, compared with two credit relationships totaling $1.6 million of non-covered potential problem loans at December 31, 2015. Within our covered loan portfolio, we had two credit relationships totaling $0.5 million of potential problem loans at March 31, 2016, compared with one credit relationship totaling $0.5 million of potential problem loans at December 31, 2015.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	March 31,	December 31,
	2016	2015
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$19,179	$17,764
Real estate	7,802	7,160
Construction and land development	102	114
Consumer	1	7
Broker-dealer	—	—
	$27,084	$25,045

Non-covered non-performing loans as a percentage of total non-covered loans	0.40%	0.37%

Non-covered other real estate owned	$543	$394

Other repossessed assets	$30	$—

Non-covered non-performing assets	$27,657	$25,439

Non-covered non-performing assets as a percentage of total assets	0.24%	0.21%

Non-covered loans past due 90 days or more and still accruing	$51,943	$50,776

Troubled debt restructurings included in accruing non-covered loans	$1,409	$1,418

At March 31, 2016, total non-covered non-performing assets increased $2.2 million to $27.7 million, compared with $25.4 million at December 31, 2015. Non-covered non-performing loans totaled $27.1 million at March 31, 2016 and $25.0 million at December 31, 2015. At March 31, 2016, non-covered non-accrual loans included 20 commercial and industrial relationships with loans of $18.8 million secured by accounts receivable, life insurance, oil and gas, livestock, and equipment. Non-covered non-accrual loans at March 31, 2016 also included $7.8 million characterized as real estate loans, including five commercial real estate loan relationships of $4.8 million and loans secured by residential real estate of $0.9 million, $2.1 million of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million. At December 31, 2015, non-covered non-accrual loans included 20 commercial and industrial relationships with loans of $17.4 million secured by accounts receivable, inventory, life insurance, livestock, and oil and gas, and a total of $0.3 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2015 also included $7.2 million of real estate loans, including four commercial real estate loan relationships of $4.6 million and loans secured by residential real estate of $2.6 million, $1.6 million of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million.

Non-covered OREO increased $0.1 million to $0.5 million at March 31, 2016, compared with $0.4 million at December 31, 2015. Changes in non-covered OREO included the addition of one property totaling $0.2 million. At March 31, 2016, non-covered OREO included commercial properties of $0.5 million, while at December 31, 2015, non-covered OREO included commercial properties of $0.4 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $51.9 million and $50.8 million at March 31, 2016 and December 31, 2015, respectively, all of which were loans held for sale and guaranteed by U.S. Government agencies, that are subject to repurchase, or have been repurchased, by PrimeLending.

At March 31, 2016, troubled debt restructurings (“TDRs”) on non-covered loans totaled $9.9 million. These TDRs were comprised of $1.4 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $8.5 million reported in non-accrual loans. At December 31, 2015, TDRs on non-covered loans totaled $9.3 million, of which $1.4 million relate to non-covered loans that are considered to be performing and non-covered non-performing loans of $7.9 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	March 31,	December 31,
	2016	2015
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$60	$68
Real estate	2,983	2,958
Construction and land development	533	5,952
	$3,576	$8,978

Covered non-performing loans as a percentage of total covered loans	1.03%	2.36%

Covered other real estate owned:
Real estate - residential	$12,364	$17,718
Real estate - commercial	20,360	33,425
Construction and land development - residential	9,476	9,190
Construction and land development - commercial	36,690	38,757
	$78,890	$99,090

Other repossessed assets	$—	$—

Covered non-performing assets	$82,466	$108,068

Covered non-performing assets as a percentage of total assets	0.70%	0.91%

Covered loans past due 90 days or more and still accruing	$102	$—

Troubled debt restructurings included in accruing covered loans	$512	$515

At March 31, 2016, covered non-performing assets decreased by $25.6 million to $82.5 million, compared with $108.1 million at December 31, 2015, due to decreases in covered non-accrual loans of $5.4 million and covered other real estate owned of $20.2 million. Covered non-performing loans totaled $3.6 million at March 31, 2016 and $9.0 million at December 31, 2015. At March 31, 2016, covered non-performing loans included three commercial and industrial relationships with loans of $0.4 million, two commercial real estate loan relationships of $0.4 million, 27 residential real estate loan relationships of $2.6 million, as well as construction and land development loans of $0.5 million. At December 31, 2015, covered non-performing loans included four commercial and industrial relationships with loans of $0.1 million secured by accounts receivable and inventory, two commercial real estate loan relationships of $0.4 million, 25 residential real estate loan relationships of $2.5 million, as well as construction and land development loans of $6.0 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $20.2 million to $78.9 million at March 31, 2016, compared with $99.1 million at December 31, 2015. The decrease was primarily due to the disposal of 55 properties totaling $15.0 million and fair value valuation decreases of $9.7 million, partially offset by the addition of 44 properties totaling $4.5 million.

Covered non-PCI loans past due 90 days or more and still accruing totaled $0.1 million at March 31, 2016 and included two commercial and industrial relationships. There were no covered non-PCI loans past due 90 days or more and still accruing at December 31, 2015.

At March 31, 2016, TDRs on covered loans totaled $1.5 million, of which $0.5 million relate to covered loans that are considered to be performing and covered non-performing loans of $1.0 million included in non-accrual loans. At December 31, 2015, TDRs on covered loans totaled $1.5 million, of which $0.5 million relate to covered loans that are considered to be performing and covered non-performing loans of $1.0 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At March 31, 2016 and December 31, 2015, our gross reserves for unpaid losses and LAE were $43.0 million and $44.4 million, respectively, including estimated recoveries from reinsurance of $8.8 million and $13.5 million, respectively. The decrease in the gross reserve for unpaid losses and LAE was primarily due to the payment of outstanding losses and the corresponding reduction in outstanding reinsurance recoverables. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $6.9 billion during the three months ended March 31, 2016, a decrease from average deposits of $7.3 billion during the three months ended March 31, 2015 and $7.0 billion during the year ended December 31, 2015. The decrease in average deposits during the three months ended March 31, 2016, compared with the same period in 2015 and the year ended December 31, 2015, was primarily related to the decline in time deposit accounts due to factors including both seasonality of deposit levels and lower renewal rates. For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Three Months Ended March 31,				Year Ended December 31,
	2016		2015		2015
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,153,901	0.00%	$2,152,610	0.00%	$2,187,336	0.00%
Interest-bearing demand deposits	3,125,580	0.18%	3,130,424	0.14%	3,011,647	0.13%
Savings deposits	302,744	0.15%	327,802	0.16%	297,857	0.15%
Time deposits	1,355,680	0.76%	1,646,318	0.76%	1,494,573	0.74%
	$6,937,905	0.24%	$7,257,154	0.24%	$6,991,413	0.22%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	March 31, 2016		December 31, 2015
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$832,921	0.65%	$947,373	0.56%
Notes payable	232,190	4.35%	238,716	3.93%
Junior subordinated debentures	67,012	3.86%	67,012	3.58%
	$1,132,123	1.75%	$1,253,101	1.38%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $114.5 million decrease in short-term borrowings at March 31, 2016 compared with December 31, 2015 was primarily due to a decrease in borrowings of $288.7 million in our banking segment primarily associated with the decrease in borrowings under the mortgage origination segment’s warehouse line of credit with the Bank, offset by an increase of $174.2 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities. Notes payable at March 31, 2016 of $232.2 million was comprised of $148.2 million related to Senior Notes, net of loan origination fees, insurance segment term notes of $49.0 million, FHLB borrowings with an original maturity greater than one year held by the former SWS FSB within the banking segment of $32.5 million and mortgage origination segment borrowings of $2.5 million. The average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have cash resources available to make acquisitions. At March 31, 2016, Hilltop had $68.2 million in freely available cash and cash equivalents, an increase of $12.7 million from $55.5 million at December 31, 2015. This increase in available cash was primarily due to the net effects of Hilltop’s receipt of a $50.0 million dividend from PlainsCapital, a $20.0 million contribution of capital to Hilltop Securities, and payment of transaction-related costs associated with the SWS Merger and other general corporate expenses. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. The current short-term liquidity needs of Hilltop include operating expenses and interest on debt obligations.

Senior Notes due 2025

Our Senior Notes bear interest at a fixed rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At March 31, 2016, $150.0 million of our Senior Notes was outstanding. During the three months ended March 31, 2016, we accrued interest expense of $1.9 million on the Senior Notes.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family assets. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $7.5 million at March 31, 2016 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of March 31, 2016, under guidance issued by the Board of Governors of the Federal Reserve System.

At March 31, 2016, Hilltop exceeded all regulatory capital requirements in accordance with Basel III with a total capital to risk weighted assets ratio of 18.60%, Tier 1 capital to risk weighted assets ratio of 18.17%, common equity Tier 1 capital to risk weighted assets ratio of 17.56% and a Tier 1 capital to average assets, or leverage, ratio of 13.35%. The Bank’s consolidated actual capital amounts and ratios at March 31, 2016 resulted in it being considered “well-capitalized” under regulatory requirements in accordance with Basel III, and included a total capital to risk weighted assets ratio of 15.87%, Tier 1 capital to risk weighted assets ratio of 15.12%, common equity Tier 1 capital to risk weighted assets ratio of 15.10% and a Tier 1 capital to average assets, or leverage, ratio of 12.70%.

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and the Bank. Based on the actual ratios as noted above, Hilltop and the Bank exceed each of the capital conservation buffer requirements in effect as of March 31, 2016, as well as the fully phased-in requirements through 2019.

We discuss regulatory capital requirements in more detail in Note 15 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of our 2015 Form 10-K.

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

We had deposits of $7.0 billion at both March 31, 2016 and December 31, 2015. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At March 31, 2016, money market deposits, including brokered deposits, were $1.5 billion; time deposits, including brokered deposits, were $1.4 billion; and noninterest bearing demand deposits were $2.2 billion. Money market deposits, including brokered deposits, decreased by $89.5 million from $1.6 million and time deposits, including brokered deposits, decreased $9.2 million from December 31, 2015.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 10.75% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 5.65% of the Bank’s total deposits at March 31, 2016. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At March 31, 2016, Hilltop Securities had credit arrangements with five unaffiliated banks of up to $678.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $45.0 million. At March 31, 2016, Hilltop Securities had borrowed $150.0 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.5 billion maintained with the Bank. At March 31, 2016, PrimeLending had outstanding borrowings of $1.2 billion against the warehouse line of credit. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million, and PrimeLending Ventures, LLC (“Ventures”) has an available line of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) of up to $20.0 million. At March 31, 2016,

PrimeLending had no borrowings under the JPMorgan Chase line of credit, while Ventures had $2.5 million in borrowings under the Wells Fargo line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $223.2 million, or 90.3%, equity investments of $17.9 million and other investments of $6.1 million comprised NLC’s $247.2 million in total cash and investments at March 31, 2016. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.6 billion at March 31, 2016 and outstanding financial and performance standby letters of credit of $38.4 million at March 31, 2016.

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

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our management’s discussion and analysis of our results of operations and financial condition. We have identified certain significant accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in our consolidated financial statements. The significant accounting policies which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for loan losses, FDIC Indemnification Asset, reserve for losses and LAE, goodwill and identifiable intangible assets, mortgage loan indemnification liability, mortgage servicing rights asset and acquisition accounting. Since December 31, 2015, there have been no changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements in our 2015 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2015 Form 10-K, except as discussed below.

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

	March 31, 2016
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,545,272	$685,972	$918,536	$347,789	$901,139	$6,398,708
Securities	314,167	181,070	139,782	58,373	214,801	908,193
Federal funds sold and securities purchased under agreements to resell	15,406	—	—	—	—	15,406
Other interest sensitive assets	257,107	—	—	—	—	257,107
Total interest sensitive assets	4,131,952	867,042	1,058,318	406,162	1,115,940	7,579,414

Interest sensitive liabilities:
Interest bearing checking	$2,790,054	$—	$—	$—	$—	$2,790,054
Savings	330,307	—	—	—	—	330,307
Time deposits	352,628	483,654	432,947	79,072	12,768	1,361,069
Notes payable and other borrowings	444,846	75,445	24,429	1,445	11,996	558,161
Total interest sensitive liabilities	3,917,835	559,099	457,376	80,517	24,764	5,039,591

Interest sensitivity gap	$214,117	$307,943	$600,942	$325,645	$1,091,176	$2,539,823

Cumulative interest sensitivity gap	$214,117	$522,060	$1,123,002	$1,448,647	$2,539,823

Percentage of cumulative gap to total interest sensitive assets	2.82%	6.89%	14.82%	19.11%	33.51%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at March 31, 2016 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$22,629	8.18%	$31,948	2.49%
+200	$9,527	3.44%	$24,252	1.89%
+100	$(1,987)	(0.72)%	$12,303	0.96%
-50	$976	0.35%	$(40,639)	(3.16)%

The projected changes in net interest income and economic value of equity to changes in interest rates at March 31, 2016 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 12 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2015 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2016, we issued an aggregate of 5,516 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our Board of Directors during the fourth quarter of 2015. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2016	—		$—	—	$—
February 1 – February 29, 2016	951	(1)	15.75	—	—
March 1 – March 31, 2016	—		—	—	—
Total	951		$15.75	—

(1)	Represents shares of common stock repurchased by the Company to satisfy tax withholding obligations on restricted stock issued under the Hilltop Holdings Inc. 2012 Equity Incentive Plan.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: April 28, 2016	By:	/s/ Darren Parmenter
Darren Parmenter
Executive Vice President — Principal Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

10.1*	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for awards issued beginning in 2016.

10.2*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards issued beginning in 2016.

10.3*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards issued beginning in 2016.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.