Form 10-Q
period 2016-06-30
Hilltop Holdings Inc.
filed 2016-07-27
CIK 1265131

0Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant's common stock outstanding at July 27, 2016 was 98,503,240.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$583,984	$652,036
Federal funds sold	29,677	17,409
Securities purchased under agreements to resell	149,474	105,660
Assets segregated for regulatory purposes	120,214	158,613
Securities:
Trading, at fair value	305,418	214,146
Available for sale, at fair value (amortized cost of $504,672 and $670,003, respectively)	517,784	673,706
Held to maturity, at amortized cost (fair value of $359,921 and $331,468, respectively)	354,443	332,022
	1,177,645	1,219,874

Loans held for sale	1,550,475	1,533,678
Non-covered loans, net of unearned income	5,472,446	5,220,040
Allowance for non-covered loan losses	(51,013)	(45,415)
Non-covered loans, net	5,421,433	5,174,625

Covered loans, net of allowance of $1,455 and $1,532, respectively	322,073	378,762
Broker-dealer and clearing organization receivables	2,257,480	1,362,499
Premises and equipment, net	189,511	200,618
FDIC indemnification asset	74,460	91,648
Covered other real estate owned	67,634	99,090
Other assets	832,344	565,813
Goodwill	251,808	251,808
Other intangible assets, net	49,690	54,868
Total assets	$13,077,902	$11,867,001

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,280,108	$2,235,436
Interest-bearing	4,846,705	4,717,247
Total deposits	7,126,813	6,952,683

Broker-dealer and clearing organization payables	2,111,994	1,338,305
Short-term borrowings	1,012,862	947,373
Securities sold, not yet purchased, at fair value	178,235	130,044
Notes payable	319,636	238,716
Junior subordinated debentures	67,012	67,012
Other liabilities	464,904	454,743
Total liabilities	11,281,456	10,128,876
Commitments and contingencies (see Notes 12 and 13)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 98,498,077 and 98,896,184 shares issued and outstanding, respectively	985	989
Additional paid-in capital	1,568,053	1,577,270
Accumulated other comprehensive income	8,782	2,629
Retained earnings	214,116	155,475
Deferred compensation employee stock trust, net	938	1,034
Employee stock trust (17,376 and 22,196 shares, at cost, respectively)	(347)	(443)
Total Hilltop stockholders' equity	1,792,527	1,736,954
Noncontrolling interests	3,919	1,171
Total stockholders' equity	1,796,446	1,738,125
Total liabilities and stockholders' equity	$13,077,902	$11,867,001

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$98,468	$96,967	$190,001	$184,355
Securities borrowed	6,326	9,675	13,915	19,693
Securities:
Taxable	6,834	6,227	13,201	13,276
Tax-exempt	1,537	1,557	3,174	3,298
Other	1,037	1,236	2,065	2,709
Total interest income	114,202	115,662	222,356	223,331

Interest expense:
Deposits	4,037	3,900	7,876	8,215
Securities loaned	4,916	6,889	10,903	14,395
Short-term borrowings	1,392	1,143	2,477	2,167
Notes payable	2,618	2,289	5,200	2,958
Junior subordinated debentures	655	595	1,300	1,180
Other	187	179	363	357
Total interest expense	13,805	14,995	28,119	29,272

Net interest income	100,397	100,667	194,237	194,059
Provision for loan losses	28,876	158	32,283	2,845
Net interest income after provision for loan losses	71,521	100,509	161,954	191,214

Noninterest income:
Net realized gains (losses) on securities	(46)	—	—	4,403
Net gains from sale of loans and other mortgage production income	167,012	147,175	294,309	267,720
Mortgage loan origination fees	25,797	20,958	44,610	35,547
Net insurance premiums earned	38,721	40,318	78,454	79,885
Securities commissions and fees	40,444	41,213	78,763	84,131
Investment and securities advisory fees and commissions	29,354	29,665	53,173	54,587
Bargain purchase gain	—	—	—	81,289
Other	44,723	22,071	74,071	46,684
Total noninterest income	346,005	301,400	623,380	654,246

Noninterest expense:
Employees' compensation and benefits	217,346	200,291	400,001	382,795
Loss and loss adjustment expenses	37,211	41,241	59,170	60,101
Policy acquisition and other underwriting expenses	11,316	11,740	22,568	23,414
Occupancy and equipment, net	26,937	30,842	54,728	60,027
Other	74,555	69,203	156,087	141,456
Total noninterest expense	367,365	353,317	692,554	667,793

Income before income taxes	50,161	48,592	92,780	177,667
Income tax expense	18,439	18,137	32,862	33,557

Net income	31,722	30,455	59,918	144,110
Less: Net income attributable to noncontrolling interest	648	405	1,277	758

Income attributable to Hilltop	31,074	30,050	58,641	143,352
Dividends on preferred stock	—	428	—	1,854
Income applicable to Hilltop common stockholders	$31,074	$29,622	$58,641	$141,498

Earnings per common share:
Basic	$0.32	$0.30	$0.60	$1.41
Diluted	$0.32	$0.30	$0.60	$1.41

Weighted average share information:
Basic	98,457	99,486	98,305	99,613
Diluted	98,586	100,410	98,619	100,507

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$31,722	$30,455	$59,918	$144,110
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale, net of tax of $1,034, $(3,829), $3,424 and $625, respectively	1,874	(6,855)	6,153	1,058
Reclassification adjustment for gains (losses) included in net income, net of tax of $16 and $(1,589), respectively	30	—	—	(2,814)
Comprehensive income	33,626	23,600	66,071	142,354
Less: comprehensive income attributable to noncontrolling interest	648	405	1,277	758

Comprehensive income applicable to Hilltop	$32,978	$23,195	$64,794	$141,596

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated	Retained	Deferred			Total
					Additional	Other	Earnings	Compensation	Employee		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2014	114	$114,068	90,182	$902	$1,390,788	$651	$(45,957)	$—	—	$—	$1,460,452	$787	$1,461,239
Net income	—	—	—	—	—	—	143,352	—	—	—	143,352	758	144,110
Other comprehensive loss	—	—	—	—	—	(1,756)	—	—	—	—	(1,756)	—	(1,756)
Issuance of common stock	—	—	10,113	101	199,932	—	—	—	—	—	200,033	—	200,033
Stock-based compensation expense	—	—	—	—	4,293	—	—	—	—	—	4,293	—	4,293
Common stock issued to board members	—	—	6	—	113	—	—	—	—	—	113	—	113
Issuance of common stock related to share-based awards, net	—	—	(12)	—	(40)	—	—	—	—	—	(40)	—	(40)
Dividends on preferred stock	—	—	—	—	—	—	(1,854)	—	—	—	(1,854)	—	(1,854)
Redemption of preferred stock	(114)	(114,068)	—	—	—	—	—	—	—	—	(114,068)	—	(114,068)
Repurchase of common stock	—	—	(774)	(8)	(12,431)	—	(4,532)	—	—	—	(16,971)	—	(16,971)
Deferred compensation plan	—	—	—	—	—	—	—	1,182	30	(590)	592	—	592
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(426)	(426)
Balance, June 30, 2015	—	$—	99,515	$995	$1,582,655	$(1,105)	$91,009	$1,182	30	$(590)	$1,674,146	$1,119	$1,675,265

Balance, December 31, 2015	—	$—	98,896	$989	$1,577,270	$2,629	$155,475	$1,034	22	$(443)	$1,736,954	$1,171	$1,738,125
Net income	—	—	—	—	—	—	58,641	—	—	—	58,641	1,277	59,918
Other comprehensive income	—	—	—	—	—	6,153	—	—	—	—	6,153	—	6,153
Issuance of common stock	—	—	500	5	3,845	—	—	—	—	—	3,850	—	3,850
Stock-based compensation expense	—	—	—	—	4,768	—	—	—	—	—	4,768	—	4,768
Common stock issued to board members	—	—	12	—	217	—	—	—	—	—	217	—	217
Issuance of common stock related to share-based awards, net	—	—	(94)	(1)	(1,779)	—	—	—	—	—	(1,780)	—	(1,780)
Retirement of common stock	—	—	(816)	(8)	(16,268)	—	—	—	—	—	(16,276)	—	(16,276)
Deferred compensation plan	—	—	—	—	—	—	—	(96)	(5)	96	—	—	—
Net cash distributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	1,471	1,471
Balance, June 30, 2016	—	$—	98,498	$985	$1,568,053	$8,782	$214,116	$938	17	$(347)	$1,792,527	$3,919	$1,796,446

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$59,918	$144,110
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	32,283	2,845
Depreciation, amortization and accretion, net	(26,686)	(36,306)
Net realized gains on securities	—	(4,403)
Bargain purchase gain	—	(81,289)
Deferred income taxes	2,421	(3,327)
Other, net	7,663	(2,810)
Net change in securities purchased under agreements to resell	(43,814)	(34,412)
Net change in assets segregated for regulatory purposes	38,399	69,529
Net change in trading securities	(91,273)	66,356
Net change in broker-dealer and clearing organization receivables	(796,440)	(660,121)
Net change in FDIC Indemnification Asset	17,344	28,882
Net change in other assets	(90,113)	(67,594)
Net change in broker-dealer and clearing organization payables	676,621	672,259
Net change in other liabilities	2,538	(14,521)
Proceeds from sale of mortgage servicing rights asset	7,586	—
Net gains from sales of loans	(294,309)	(267,720)
Loans originated for sale	(7,487,620)	(6,858,751)
Proceeds from loans sold	7,610,371	6,993,935
Net cash used in operating activities	(375,111)	(53,338)

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	104,160	23,509
Proceeds from sales, maturities and principal reductions of securities available for sale	250,911	548,280
Purchases of securities held to maturity	(126,880)	(146,433)
Purchases of securities available for sale	(86,798)	(16,725)
Net change in loans	(281,489)	(24,674)
Purchases of premises and equipment and other assets	(19,097)	(14,394)
Proceeds from sales of premises and equipment and other real estate owned	51,192	70,767
Proceeds from redemption of bank owned life insurance	—	822
Net cash received (paid) for Federal Home Loan Bank and Federal Reserve Bank stock	6,342	(14,313)
Net cash from acquisition	—	41,097
Net cash provided by (used in) investing activities	(101,659)	467,936

Financing Activities
Net change in deposits	271,198	(774,068)
Net change in short-term borrowings	65,489	173,089
Proceeds from notes payable	132,460	150,078
Payments on notes payable	(51,458)	(35,970)
Redemption of preferred stock	—	(114,068)
Proceeds from issuance of common stock	3,850	—
Payments to repurchase common stock	—	(16,971)
Dividends paid on preferred stock	—	(3,280)
Net cash distributed from (to) noncontrolling interest	1,471	(426)
Taxes paid on employee stock awards netting activity	(1,765)	(40)
Other, net	(259)	(160)
Net cash provided by (used in) financing activities	420,986	(621,816)

Net change in cash and cash equivalents	(55,784)	(207,218)
Cash and cash equivalents, beginning of period	669,445	813,075
Cash and cash equivalents, end of period	$613,661	$605,857

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$28,206	$27,662
Cash paid for income taxes, net of refunds	$28,685	$95,708
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$11,615	$37,241
Common stock issued in acquisition	$—	$200,626
Additions to mortgage servicing rights	$9,893	$12,096

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

Hilltop owns 100% of the outstanding stock of PlainsCapital. PlainsCapital owns 100% of the outstanding stock of the Bank and 100% of the membership interest in PlainsCapital Equity, LLC. The Bank owns 100% of the outstanding stock of PrimeLending, a PlainsCapital Company (“PrimeLending”).

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”). Ventures Management is the managing member and owns 51% of the membership interest in both PrimeLending Ventures, LLC (“Ventures”) and Mutual of Omaha Mortgage, LLC.

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

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, Hilltop Securities, HTS Independent Network and First Southwest Holdings, LLC (“First Southwest”). Hilltop Securities is a broker-dealer registered with the SEC and FINRA and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC, a wholly-owned subsidiary of First Southwest, is a registered investment advisor under the Investment Advisors Act of 1940. As discussed above, prior to January 22, 2016, Securities Holdings’ subsidiaries also included FSC, First Southwest’s principal subsidiary and formerly a broker-dealer registered with the SEC and FINRA and a member of the NYSE.

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation. Additionally, during the preparation of the condensed consolidated financial statements for the period ended September 30, 2015, the Company determined that its previously reported unaudited consolidated statements of cash flows contained in the previously filed Quarterly Reports on Form 10-Q filed with SEC on May 6, 2015 and July 29, 2015 contained a classification error related to how certain acquired balances related to its acquisition of SWS were reflected. Management has evaluated the quantitative and qualitative impact of the classification error to previously issued unaudited consolidated statements of cash flows and concluded that the previously issued condensed consolidated financial statements were not materially misstated. However, in order to correctly present the cash flow statements, management has elected to revise the unaudited consolidated statements of cash flows for the three months ended March 31, 2015 as disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016 and for the six months ended June 30, 2015 included herein. The correction had no impact on the Company’s financial condition or results of operations for the periods presented.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table summarizes the revisions made to the Company’s unaudited consolidated statements of cash flows for the noted periods (in thousands).

	Six Months Ended June 30, 2015
	As Originally Reported	As Revised
Operating Activities
Net change in broker-dealer and clearing organization receivables	$(929,477)	$(660,121)
Net change in broker-dealer and clearing organization payables	1,021,493	672,259
Net cash used in operating activities	26,540	(53,338)

Investing Activities
Net change in loans	244,681	(24,674)
Net cash provided by investing activities	737,291	467,936

Financing Activities
Net change in deposits	(1,123,301)	(774,068)
Net cash used in financing activities	(971,049)	(621,816)

Net change in cash and cash equivalents	(207,218)	(207,218)

2. Acquisition

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The resulting fair values of the identifiable assets acquired, and liabilities assumed, in the SWS Merger at January 1, 2015 are summarized in the following table (in thousands).

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

The bargain purchase gain represents the excess of the estimated fair value of the underlying net tangible assets and intangible assets over the merger consideration. The SWS Merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code; therefore, no income taxes were recorded in connection with the bargain purchase gain. The Company used significant estimates and assumptions to value certain identifiable assets acquired and liabilities assumed. The bargain purchase gain was primarily driven by the Company’s ability to realize acquired deferred tax assets through its consolidated core earnings and the decline in the price of the Company’s common stock between the date the fixed conversion ratio was agreed upon and the closing date.

Included within the fair value of other assets in the table above are identifiable intangible assets recorded in connection with the SWS Merger. The allocation to intangible assets is as follows (dollars in thousands).

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At June 30, 2016 and December 31, 2015, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.49 billion and $1.46 billion, respectively, and the unpaid principal balance of those loans was $1.43 billion and $1.41 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2016	Inputs	Inputs	Inputs	Fair Value
Trading securities	$1,288	$304,129	$1	$305,418
Available for sale securities	18,863	498,921	—	517,784
Loans held for sale	—	1,446,155	45,645	1,491,800
Derivative assets	—	114,580	—	114,580
MSR asset	—	—	33,491	33,491
Securities sold, not yet purchased	90,758	87,477	—	178,235
Derivative liabilities	—	67,417	—	67,417

	Level 1	Level 2	Level 3	Total
December 31, 2015	Inputs	Inputs	Inputs	Fair Value
Trading securities	$21,807	$192,338	$1	$214,146
Available for sale securities	17,409	656,297	—	673,706
Loans held for sale	—	1,434,955	25,880	1,460,835
Derivative assets	—	35,676	—	35,676
MSR asset	—	—	52,285	52,285
Securities sold, not yet purchased	27,648	102,396	—	130,044
Derivative liabilities	—	5,426	—	5,426

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended June 30, 2016
Trading securities	$1	$—	$—	$—	$—	$1
Loans held for sale	40,545	19,803	(10,894)	(3,809)	—	45,645
MSR asset	39,863	8,254	(7,586)	(7,040)	—	33,491
Total	$80,409	$28,057	$(18,480)	$(10,849)	$—	$79,137

Six months ended June 30, 2016
Trading securities	$1	$—	$—	$—	$—	$1
Loans held for sale	25,880	43,039	(15,131)	(8,143)	—	45,645
MSR asset	52,285	9,893	(7,586)	(21,101)	—	33,491
Total	$78,166	$52,932	$(22,717)	$(29,244)	$—	$79,137

Three months ended June 30, 2015
Available for sale securities	$5,932	$—	$(3,397)	$(2,519)	$—	$16
Loans held for sale	19,495	17,473	(9,453)	(8,392)	—	19,123
MSR asset	31,648	9,406	—	3,931	—	44,985
Total	$57,075	$26,879	$(12,850)	$(6,980)	$—	$64,124

Six months ended June 30, 2015
Available for sale securities	$—	$7,301	$(3,397)	$(3,888)	$—	$16
Loans held for sale	9,017	28,609	(9,724)	(8,779)	—	19,123
MSR asset	36,155	12,096	—	(3,266)	—	44,985
Total	$45,172	$48,006	$(13,121)	$(15,933)	$—	$64,124

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at June 30, 2016.

For Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Input	(Weighted-Average)
Trading securities	Discounted cash flow	Discount rate	8	-	17%	(10%)

Loans held for sale	Discounted cash flow / Market comparable	Projected price	86	-	96%	(96%)

MSR asset	Discounted cash flow	Constant prepayment rate			20.67%
		Discount rate			10.85%

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

The Company had no transfers between Levels 1 and 2 during the periods presented.

The following tables present the changes in fair value of instruments that are reported at fair value under the Fair Value Option (in thousands).

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$15,483	$—	$15,483	$(9,063)	$—	$(9,063)
MSR asset	(7,040)	—	(7,040)	3,931	—	3,931

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$15,930	$—	$15,930	$(15,758)	$—	$(15,758)
MSR asset	(21,101)	—	(21,101)	(3,266)	—	(3,266)

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

Impaired Loans — The Company reports impaired loans based on the underlying fair value of the collateral through specific allowances within the allowance for loan losses. PCI loans with a fair value of $172.9 million, $822.8 million and $73.5 million were acquired by the Company upon completion of the merger with PlainsCapital (the “PlainsCapital Merger”), the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of Edinburg, Texas-based First National Bank (“FNB”) on September 13, 2013 (the “FNB Transaction”) and the SWS Merger, respectively (collectively, the “Bank Transactions”). Substantially all PCI loans acquired in the FNB Transaction are covered by FDIC loss-share agreements. The fair value of PCI loans was determined using Level 3 inputs, including estimates of expected cash flows that incorporated significant unobservable inputs regarding default rates, loss severity rates assuming default, prepayment speeds on acquired loans accounted for in pools (“Pooled Loans”), and estimated collateral values.

At June 30, 2016, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	60%	54%	51%
Weighted average loss severity rate	53%	33%	30%
Weighted average prepayment speed	0%	7%	0%

At June 30, 2016, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 32%, 18% and 15%, respectively.

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of other real estate owned (“OREO”) properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of independent market price or appraised value, and current market conditions. At June 30, 2016, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Level 3 inputs were used to determine the initial fair value at acquisition of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At June 30, 2016 and December 31, 2015, the estimated fair value of covered OREO was $67.6 million and $99.1 million, respectively, and the underlying fair value measurements utilized Level 2 and Level 3 inputs. The fair value of non-covered OREO at June 30, 2016 and December 31, 2015 was $2.7 million and $0.4 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the		Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended June 30,		Six Months Ended June 30,
June 30, 2016	Inputs	Inputs	Inputs	Fair Value	2016	2015	2016	2015
Non-covered impaired loans	$—	$—	$73,907	$73,907	$168	$(578)	$135	$(229)
Covered impaired loans	—	—	90,386	90,386	(242)	431	90	3,649
Non-covered other real estate owned	—	147	—	147	(12)	—	(12)	(28)
Covered other real estate owned	—	27,867	—	27,867	(1,967)	(3,108)	(11,732)	(4,058)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
June 30, 2016	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$613,661	$613,661	$—	$—	$613,661
Securities purchased under agreements to resell	149,474	—	149,474	—	149,474
Assets segregated for regulatory purposes	120,214	120,214	—	—	120,214
Held to maturity securities	354,443	—	359,921	—	359,921
Loans held for sale	58,675	—	58,675	—	58,675
Non-covered loans, net	5,421,433	—	504,427	4,970,521	5,474,948
Covered loans, net	322,073	—	—	449,940	449,940
Broker-dealer and clearing organization receivables	2,257,480	—	2,257,480	—	2,257,480
FDIC indemnification asset	74,460	—	—	71,689	71,689
Other assets	59,971	—	54,372	5,599	59,971

Financial liabilities:
Deposits	7,126,813	—	7,128,932	—	7,128,932
Broker-dealer and clearing organization payables	2,111,994	—	2,111,994	—	2,111,994
Short-term borrowings	1,012,862	—	1,012,862	—	1,012,862
Debt	386,648	—	380,325	—	380,325
Other liabilities	3,609	—	3,609	—	3,609

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2015	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$669,445	$669,445	$—	$—	$669,445
Securities purchased under agreements to resell	105,660	—	105,660	—	105,660
Assets segregated for regulatory purposes	158,613	158,613	—	—	158,613
Held to maturity securities	332,022	—	331,468	—	331,468
Loans held for sale	72,843	—	72,843	—	72,843
Non-covered loans, net	5,174,625	—	602,968	4,600,406	5,203,374
Covered loans, net	378,762	—	—	527,201	527,201
Broker-dealer and clearing organization receivables	1,362,499	—	1,362,499	—	1,362,499
FDIC indemnification asset	91,648	—	—	91,648	91,648
Other assets	68,786	—	53,214	15,572	68,786

Financial liabilities:
Deposits	6,952,683	—	6,955,919	—	6,955,919
Broker-dealer and clearing organization payables	1,338,305	—	1,338,305	—	1,338,305
Short-term borrowings	947,373	—	947,373	—	947,373
Debt	305,728	—	299,257	—	299,257
Other liabilities	3,699	—	3,699	—	3,699

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	June 30,	December 31,
	2016	2015
U.S. Treasury securities	$—	$20,481
U.S. government agencies:
Bonds	61,967	36,244
Residential mortgage-backed securities	4,897	12,505
Commercial mortgage-backed securities	17,141	19,280
Collateralized mortgage obligations	3,744	264
Corporate debt securities	57,805	34,735
States and political subdivisions	99,918	58,588
Unit investment trusts	52,778	18,400
Private-label securitized product	5,574	12,324
Other	1,594	1,325
Totals	$305,418	$214,146

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $178.2 million and $130.0 million at June 30, 2016 and December 31, 2015, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$44,387	$572	$—	$44,959
U.S. government agencies:
Bonds	148,563	1,840	—	150,403
Residential mortgage-backed securities	29,809	1,121	—	30,930
Commercial mortgage-backed securities	9,007	419	(2)	9,424
Collateralized mortgage obligations	62,242	81	(608)	61,715
Corporate debt securities	86,260	5,980	—	92,240
States and political subdivisions	105,360	3,366	(2)	108,724
Commercial mortgage-backed securities	499	27	—	526
Equity securities	18,545	1,042	(724)	18,863
Totals	$504,672	$14,448	$(1,336)	$517,784

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$44,430	$206	$(33)	$44,603
U.S. government agencies:
Bonds	297,448	1,135	(1,947)	296,636
Residential mortgage-backed securities	34,864	1,008	(19)	35,853
Commercial mortgage-backed securities	9,174	35	(2)	9,207
Collateralized mortgage obligations	54,297	48	(1,644)	52,701
Corporate debt securities	94,877	3,399	(326)	97,950
States and political subdivisions	116,246	2,581	(102)	118,725
Commercial mortgage-backed securities	498	33	—	531
Equity securities	18,169	574	(1,243)	17,500
Totals	$670,003	$9,019	$(5,316)	$673,706

	Held to Maturity
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agencies:
Bonds	34,311	108	(37)	34,382
Residential mortgage-backed securities	22,216	740	—	22,956
Commercial mortgage-backed securities	18,498	1,038	(10)	19,526
Collateralized mortgage obligations	251,777	3,194	—	254,971
States and political subdivisions	27,641	446	(1)	28,086
Totals	$354,443	$5,526	$(48)	$359,921

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$25,146	$—	$(30)	$25,116
U.S. government agencies:
Bonds	69,379	145	(372)	69,152
Residential mortgage-backed securities	23,735	311	—	24,046
Commercial mortgage-backed securities	18,658	27	(92)	18,593
Collateralized mortgage obligations	167,541	302	(970)	166,873
States and political subdivisions	27,563	168	(43)	27,688
Totals	$332,022	$953	$(1,507)	$331,468

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	June 30, 2016			December 31, 2015
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	8	$33,791	$33
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	8	33,791	33
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	—	—	7	148,327	896
Unrealized loss for twelve months or longer	—	—	—	3	44,321	1,051
	—	—	—	10	192,648	1,947
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	3	3,407	5
Unrealized loss for twelve months or longer	1	982	—	1	982	14
	1	982	—	4	4,389	19
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	1	1,611	2
Unrealized loss for twelve months or longer	1	1,598	2	—	—	—
	1	1,598	2	1	1,611	2
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	1	8,037	47	2	1,590	4
Unrealized loss for twelve months or longer	8	32,296	561	8	42,399	1,640
	9	40,333	608	10	43,989	1,644
Corporate debt securities:
Unrealized loss for less than twelve months	—	—	—	16	16,635	277
Unrealized loss for twelve months or longer	—	—	—	1	1,949	49
	—	—	—	17	18,584	326
States and political subdivisions:
Unrealized loss for less than twelve months	3	696	1	2	3,018	9
Unrealized loss for twelve months or longer	1	459	1	35	24,423	93
	4	1,155	2	37	27,441	102
Equity securities:
Unrealized loss for less than twelve months	1	4,326	139	2	8,949	909
Unrealized loss for twelve months or longer	2	6,744	585	1	1,927	334
	3	11,070	724	3	10,876	1,243
Total available for sale:
Unrealized loss for less than twelve months	5	13,059	187	41	217,328	2,135
Unrealized loss for twelve months or longer	13	42,079	1,149	49	116,001	3,181
	18	$55,138	$1,336	90	$333,329	$5,316

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	June 30, 2016			December 31, 2015
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to maturity
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	1	$25,115	$30
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	1	25,115	30
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	3	15,361	37	6	46,607	372
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	3	15,361	37	6	46,607	372
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	1,410	10	7	16,098	92
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	1,410	10	7	16,098	92
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	10	127,393	970
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	10	127,393	970
States and political subdivisions:
Unrealized loss for less than twelve months	5	1,781	1	18	7,900	35
Unrealized loss for twelve months or longer	—	—	—	1	2,664	8
	5	1,781	1	19	10,564	43
Total held to maturity:
Unrealized loss for less than twelve months	9	18,552	48	42	223,113	1,499
Unrealized loss for twelve months or longer	—	—	—	1	2,664	8
	9	$18,552	$48	43	$225,777	$1,507

During the three and six months ended June 30, 2016 and 2015, the Company did not record any other-than-temporary impairments (“OTTI”). Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant recording any OTTI of the securities. The Company does not intend, nor does the Company believe that is it likely that the Company will be required, to sell these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at June 30, 2016 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$119,102	$119,377	$1,279	$1,280
Due after one year through five years	83,931	87,611	9,521	9,664
Due after five years through ten years	61,188	66,469	18,577	18,584
Due after ten years	120,349	122,869	32,575	32,940
	384,570	396,326	61,952	62,468

Residential mortgage-backed securities	29,809	30,930	22,216	22,956
Collateralized mortgage obligations	62,242	61,715	251,777	254,971
Commercial mortgage-backed securities	9,506	9,950	18,498	19,526
	$486,127	$498,921	$354,443	$359,921

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company realized net gains of $29.5 million and net losses of $0.6 million from its trading securities portfolio during the three months ended June 30, 2016 and 2015, respectively, and net gains from its trading securities portfolio of $40.8 million and $2.8 million during the six months ended June 30, 2016 and 2015, respectively, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $681.1 million and $789.9 million (with a fair value of $692.3 million and $790.2 million, respectively) at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at June 30, 2016 and December 31, 2015.

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

At both June 30, 2016 and December 31, 2015, NLC had investments on deposit in custody for various state insurance departments with carrying values of $9.2 million.

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	June 30,	December 31,
	2016	2015
Commercial and industrial	$1,638,119	$1,552,805
Real estate	2,594,835	2,313,239
Construction and land development	693,451	705,356
Consumer	41,614	45,672
Broker-dealer (1)	504,427	602,968
	5,472,446	5,220,040
Allowance for non-covered loan losses	(51,013)	(45,415)
Total non-covered loans, net of allowance	$5,421,433	$5,174,625

(1)	Represents margin loans to customers and correspondents associated with our broker-dealer segment operations.

In connection with the Bank Transactions, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of the non-covered PCI loans (in thousands).

	June 30,	December 31,
	2016	2015
Carrying amount	$61,400	$72,054
Outstanding balance	79,434	92,682

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$16,168	$24,477	$17,744	$12,814
Additions	—	—	—	14,579
Reclassifications from (to) nonaccretable difference, net(1)	1,604	4,660	3,947	4,940
Disposals of loans	—	(2,329)	—	(2,778)
Accretion	(2,543)	(4,640)	(6,462)	(7,387)
Balance, end of period	$15,229	$22,168	$15,229	$22,168

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to nonaccrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $24.0 million and $28.5 million at June 30, 2016 and December 31, 2015, respectively.

Impaired loans exhibit a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments, which generally occurs when a loan is 90 days past due unless the asset is both well secured and in the process of collection. Non-covered impaired loans include non-accrual loans, troubled debt restructurings (“TDRs”), PCI loans and partially charged-off loans.

The amounts shown in the following tables include loans accounted for on an individual basis, as well as acquired Pooled Loans. For Pooled Loans, the recorded investment with allowance and the related allowance consider impairment measured at the pool level. Non-covered impaired loans, segregated between those considered to be PCI loans and those without credit impairment at acquisition, are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
June 30, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$27,426	$3,200	$9,254	$12,454	$1,053
Unsecured	2,500	—	—	—	—
Real estate:
Secured by commercial properties	43,708	12,338	21,404	33,742	1,970
Secured by residential properties	14,252	5,101	5,886	10,987	176
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	6,552	3,202	639	3,841	114
Consumer	3,593	365	11	376	9
Broker-dealer	—	—	—	—	—
	98,031	24,206	37,194	61,400	3,322
Non-PCI
Commercial and industrial:
Secured	21,551	3,851	8,668	12,519	2,409
Unsecured	178	47	—	47	—
Real estate:
Secured by commercial properties	2,312	2,100	—	2,100	—
Secured by residential properties	1,080	713	—	713	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	139	139	—	139	—
Consumer	62	61	—	61	—
Broker-dealer	—	—	—	—	—
	25,322	6,911	8,668	15,579	2,409
	$123,353	$31,117	$45,862	$76,979	$5,731

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$32,597	$5,520	$7,830	$13,350	$1,341
Unsecured	2,572	—	—	—	—
Real estate:
Secured by commercial properties	57,607	15,914	25,214	41,128	2,756
Secured by residential properties	15,278	8,957	2,690	11,647	175
Construction and land development:
Residential construction loans	395	—	221	221	8
Commercial construction loans and land development	7,929	3,283	1,646	4,929	174
Consumer	4,162	734	45	779	32
Broker-dealer	—	—	—	—	—
	120,540	34,408	37,646	72,054	4,486
Non-PCI
Commercial and industrial:
Secured	21,222	6,736	6,017	12,753	1,380
Unsecured	224	47	—	47	—
Real estate:
Secured by commercial properties	436	390	—	390	—
Secured by residential properties	1,229	918	—	918	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	131	114	—	114	—
Consumer	—	1	—	1	—
Broker-dealer	—	—	—	—	—
	23,242	8,206	6,017	14,223	1,380
	$143,782	$42,614	$43,663	$86,277	$5,866

Average recorded investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commercial and industrial:
Secured	$25,590	$36,525	$25,538	$29,721
Unsecured	41	35	47	115
Real estate:
Secured by commercial properties	37,533	62,439	38,680	42,205
Secured by residential properties	12,092	18,553	12,133	9,321
Construction and land development:
Residential construction loans	—	292	111	176
Commercial construction loans and land development	4,090	7,942	4,512	7,755
Consumer	483	1,357	609	1,652
Broker-dealer	—	—	—	—
	$79,829	$127,143	$81,630	$90,945

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	June 30,	December 31,
	2016	2015
Commercial and industrial:
Secured	$18,366	$17,717
Unsecured	46	47
Real estate:
Secured by commercial properties	2,100	4,597
Secured by residential properties	796	999
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	139	114
Consumer	61	7
Broker-dealer	—	—
	$21,508	$23,481

At June 30, 2016 and December 31, 2015, non-covered non-accrual loans included non-covered PCI loans of $5.9 million and $9.3 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $1.9 million and $1.6 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at June 30, 2016 and December 31, 2015, respectively.

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was $0.1 million and $1.8 million during the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $2.4 million during the six months ended June 30, 2016 and 2015, respectively. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

The Bank classifies loan modifications as TDRs when it concludes that it has both granted a concession to a debtor and that the debtor is experiencing financial difficulties. Loan modifications are typically structured to create affordable payments for the debtor and can be achieved in a variety of ways. The Bank modifies loans by reducing interest rates and/or lengthening loan amortization schedules. The Bank may also reconfigure a single loan into two or more loans (“A/B Note”). The typical A/B Note restructure results in a “bad” loan which is charged off and a “good” loan or loans the terms of which comply with the Bank’s customary underwriting policies. The debt charged off on the “bad” loan is not forgiven to the debtor.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The outstanding balance of TDRs granted during the six months ended June 30, 2016 is shown in the following table (in thousands). There were no TDRs granted during the three months ended June 30, 2016 and 2015. The TDR granted during the three months ended March 31, 2015 was paid off as of June 30, 2015. At June 30, 2016 and December 31, 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Six months ended June 30, 2016	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$950	$950
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
Broker-dealer	—	—	—	—
	$—	$—	$950	$950

The following table presents information regarding TDRs granted during the twelve months preceding June 30, 2016 for which a payment was at least 30 days past due in the three and six months ended June 30, 2016, respectively (dollars in thousands). There were no TDRs granted during the twelve months preceding June 30, 2015 for which a payment was at least 30 days past due in the three and six months ended June 30, 2015.

	Number of	Recorded
	Loans	Investment
Commercial and industrial:
Secured	2	$1,022
Unsecured	—	—
Real estate:
Secured by commercial properties	1	995
Secured by residential properties	—	—
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
Consumer	—	—
Broker-dealer	—	—
	3	$2,017

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
June 30, 2016	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$5,727	$1,831	$6,427	$13,985	$1,513,375	$12,454	$1,539,814	$347
Unsecured	200	254	—	454	97,851	—	98,305	—
Real estate:
Secured by commercial properties	1,882	268	1,867	4,017	1,759,228	33,742	1,796,987	—
Secured by residential properties	635	1	336	972	785,889	10,987	797,848	—
Construction and land development:
Residential construction loans	—	—	—	—	96,755	—	96,755	—
Commercial construction loans and land development	21	188	—	209	592,646	3,841	596,696	—
Consumer	251	5	6	262	40,976	376	41,614	6
Broker-dealer	—	—	—	—	504,427	—	504,427	—
	$8,716	$2,547	$8,636	$19,899	$5,391,147	$61,400	$5,472,446	$353

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
December 31, 2015	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$14,869	$3,960	$8,414	$27,243	$1,406,537	$13,350	$1,447,130	$12
Unsecured	18	1	—	19	105,656	—	105,675	—
Real estate:
Secured by commercial properties	1,008	964	293	2,265	1,528,084	41,128	1,571,477	—
Secured by residential properties	726	35	336	1,097	729,018	11,647	741,762	—
Construction and land development:
Residential construction loans	343	—	—	343	103,819	221	104,383	—
Commercial construction loans and land development	733	1,845	114	2,692	593,352	4,929	600,973	—
Consumer	359	17	—	376	44,517	779	45,672	—
Broker-dealer	—	—	—	—	602,968	—	602,968	—
	$18,056	$6,822	$9,157	$34,035	$5,113,951	$72,054	$5,220,040	$12

In addition to the non-covered loans shown in the table above, $49.7 million and $50.8 million of loans included in loans held for sale (with an unpaid principal balance of $50.2 million and $51.1 million, respectively) were 90 days past due and accruing interest at June 30, 2016 and December 31, 2015, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

June 30, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,448,023	$12,676	$66,661	$12,454	$1,539,814
Unsecured	98,138	—	167	—	98,305
Real estate:
Secured by commercial properties	1,753,236	—	10,009	33,742	1,796,987
Secured by residential properties	782,779	—	4,082	10,987	797,848
Construction and land development:
Residential construction loans	96,755	—	—	—	96,755
Commercial construction loans and land development	591,595	—	1,260	3,841	596,696
Consumer	41,163	—	75	376	41,614
Broker-dealer	504,427	—	—	—	504,427
	$5,316,116	$12,676	$82,254	$61,400	$5,472,446

December 31, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,372,671	$—	$61,109	$13,350	$1,447,130
Unsecured	105,569	—	106	—	105,675
Real estate:
Secured by commercial properties	1,517,049	1,536	11,764	41,128	1,571,477
Secured by residential properties	724,701	—	5,414	11,647	741,762
Construction and land development:
Residential construction loans	104,162	—	—	221	104,383
Commercial construction loans and land development	594,614	—	1,430	4,929	600,973
Consumer	44,736	35	122	779	45,672
Broker-dealer	602,968	—	—	—	602,968
	$5,066,470	$1,571	$79,945	$72,054	$5,220,040

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

During the three months ended June 30, 2016, the Bank discovered irregularities in connection with a single loan that is currently in default. As a result, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off, representing the entire outstanding principal balance of the loan. Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended June 30, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$20,169	$22,272	$5,561	$334	$114	$48,450
Provision charged to (recapture from) operations	25,503	2,216	727	(16)	263	28,693
Loans charged off	(25,433)	(1,298)	—	(37)	1	(26,767)
Recoveries on charged off loans	481	112	—	44	—	637
Balance, end of period	$20,720	$23,302	$6,288	$325	$378	$51,013

	Commercial and		Construction and
Six Months Ended June 30, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$19,845	$18,983	$6,064	$314	$209	$45,415
Provision charged to operations	26,520	5,448	224	16	170	32,378
Loans charged off	(26,783)	(1,298)	—	(89)	(1)	(28,171)
Recoveries on charged off loans	1,138	169	—	84	—	1,391
Balance, end of period	$20,720	$23,302	$6,288	$325	$378	$51,013

	Commercial and		Construction and
Three Months Ended June 30, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$20,234	$12,704	$5,842	$176	$409	$39,365
Provision charged to (recapture from) operations	(2,296)	1,863	1,003	163	(146)	587
Loans charged off	(678)	(92)	—	(146)	—	(916)
Recoveries on charged off loans	1,248	90	—	28	82	1,448
Balance, end of period	$18,508	$14,565	$6,845	$221	$345	$40,484

	Commercial and		Construction and
Six Months Ended June 30, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$18,833	$11,131	$6,450	$461	$166	$37,041
Provision charged to (recapture from) operations	(625)	3,669	395	(113)	55	3,381
Loans charged off	(1,620)	(369)	—	(180)	—	(2,169)
Recoveries on charged off loans	1,920	134	—	53	124	2,231
Balance, end of period	$18,508	$14,565	$6,845	$221	$345	$40,484

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$11,287	$1,531	$—	$—	$—	$12,818
Loans collectively evaluated for impairment	1,614,378	2,548,575	689,610	41,238	504,427	5,398,228
PCI Loans	12,454	44,729	3,841	376	—	61,400
	$1,638,119	$2,594,835	$693,451	$41,614	$504,427	$5,472,446

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$11,354	$97	$—	$—	$—	$11,451
Loans collectively evaluated for impairment	1,528,101	2,260,367	700,206	44,893	602,968	5,136,535
PCI Loans	13,350	52,775	5,150	779	—	72,054
	$1,552,805	$2,313,239	$705,356	$45,672	$602,968	$5,220,040

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$2,409	$—	$—	$—	$—	$2,409
Loans collectively evaluated for impairment	17,258	21,156	6,174	316	378	45,282
PCI Loans	1,053	2,146	114	9	—	3,322
	$20,720	$23,302	$6,288	$325	$378	$51,013

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$1,380	$—	$—	$—	$—	$1,380
Loans collectively evaluated for impairment	17,124	16,052	5,882	282	209	39,549
PCI Loans	1,341	2,931	182	32	—	4,486
	$19,845	$18,983	$6,064	$314	$209	$45,415

6. Covered Assets and Indemnification Asset

The Bank acquired certain assets and assumed certain liabilities of FNB in connection with an FDIC-assisted transaction on September 13, 2013 (the “Bank Closing Date”). As part of the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”), the Bank and the FDIC entered into loss-share agreements covering future losses incurred on certain acquired loans and OREO. The Company refers to acquired commercial and single family residential loan portfolios and OREO that are subject to the loss-share agreements as “covered loans” and “covered OREO”, respectively, and these assets are presented as separate line items in the Company’s consolidated balance sheets. Collectively, covered loans and covered OREO are referred to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, from the Bank Closing Date, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. The asset arising from the loss-share agreements, referred to as the “FDIC Indemnification Asset,” is measured separately from the covered loan portfolio because the agreements are not contractually embedded in the covered loans and are not transferable should the Bank choose to dispose of the covered loans.

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. At June 30, 2016, the Bank recorded a related “true-up” payment accrual of $9.4 million based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In connection with the FNB Transaction, the Bank acquired loans both with and without evidence of credit quality deterioration since origination. The Company’s accounting policies for acquired covered loans, including covered PCI loans, are consistent with the accounting policies for acquired non-covered loans, as described in Note 5 to the consolidated financial statements. The Company has established under its PCI accounting policy a framework to aggregate certain acquired covered loans into various loan pools based on a minimum of two layers of common risk characteristics for the purpose of determining their respective fair values as of their acquisition dates, and for applying the subsequent recognition and measurement provisions for income accretion and impairment testing.

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	June 30,	December 31,
	2016	2015
Commercial and industrial	$6,739	$8,801
Real estate	300,632	341,048
Construction and land development	16,157	30,445
	323,528	380,294
Allowance for covered loans	(1,455)	(1,532)
Total covered loans, net of allowance	$322,073	$378,762

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	June 30,	December 31,
	2016	2015
Carrying amount	$184,564	$221,974
Outstanding balance	345,715	408,221

Changes in the accretable yield for the covered PCI loans were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$169,133	$193,997	$176,719	$193,493
Reclassifications from (to) nonaccretable difference, net(1)	8,810	9,737	18,443	26,001
Transfer of loans to covered OREO(2)	(62)	327	(171)	1,499
Accretion	(20,277)	(18,080)	(37,387)	(35,012)
Balance, end of period	$157,604	$185,981	$157,604	$185,981

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

The remaining nonaccretable difference for covered PCI loans was $134.3 million and $172.2 million at June 30, 2016 and December 31, 2015, respectively. During the three and six months ended June 30, 2016 and 2015, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Covered impaired loans include non-accrual loans, TDRs, PCI loans and partially charged-off loans. The amounts shown in the following tables include Pooled Loans, as well as loans accounted for on an individual basis. For Pooled Loans, the recorded investment with allowance and the related allowance consider impairment measured at the pool level.

Covered impaired loans, segregated between those considered to be PCI loans and those without credit impairment at acquisition, are summarized by class in the following tables (in thousands).

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
June 30, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$11,652	$2,876	$762	$3,638	$39
Unsecured	8,171	1,404	17	1,421	1
Real estate:
Secured by commercial properties	190,451	25,026	60,354	85,380	1,368
Secured by residential properties	164,659	82,609	20	82,629	2
Construction and land development:
Residential construction loans	831	—	—	—	—
Commercial construction loans and land development	34,715	11,496	—	11,496	—
	410,479	123,411	61,153	184,564	1,410
Non-PCI
Commercial and industrial:
Secured	130	132	—	132	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	441	423	—	423	—
Secured by residential properties	2,643	2,430	—	2,430	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	12	12	—	12	—
	3,226	2,997	—	2,997	—
	$413,705	$126,408	$61,153	$187,561	$1,410

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$15,454	$3,312	$2,415	$5,727	$495
Unsecured	9,377	618	1,162	1,780	246
Real estate:
Secured by commercial properties	211,145	67,540	29,388	96,928	245
Secured by residential properties	182,698	93,438	3,180	96,618	514
Construction and land development:
Residential construction loans	1,225	121	—	121	—
Commercial construction loans and land development	55,947	20,800	—	20,800	—
	475,846	185,829	36,145	221,974	1,500
Non-PCI
Commercial and industrial:
Secured	78	68	—	68	—
Unsecured	—	1	—	1	—
Real estate:
Secured by commercial properties	512	443	—	443	—
Secured by residential properties	3,745	3,031	—	3,031	—
Construction and land development:
Residential construction loans	799	540	—	540	—
Commercial construction loans and land development	123	110	—	110	—
	5,257	4,193	—	4,193	—
	$481,103	$190,022	$36,145	$226,167	$1,500

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commercial and industrial:
Secured	$4,497	$10,947	$4,783	$11,849
Unsecured	1,606	4,199	1,601	5,152
Real estate:
Secured by commercial properties	87,157	165,012	91,587	189,759
Secured by residential properties	88,493	121,668	92,354	128,993
Construction and land development:
Residential construction loans	343	1,107	331	1,143
Commercial construction loans and land development	12,664	36,972	16,209	40,254
	$194,760	$339,905	$206,865	$377,150

Covered non-accrual loans are summarized by class in the following table (in thousands).

	June 30,	December 31,
	2016	2015
Commercial and industrial:
Secured	$132	$68
Unsecured	—	—
Real estate:
Secured by commercial properties	423	442
Secured by residential properties	1,921	2,516
Construction and land development:
Residential construction loans	—	541
Commercial construction loans and land development	12	5,411
	$2,488	$8,978

At June 30, 2016, there were no covered PCI loans included within non-accrual loans for which discount accretion has been suspended. At December 31, 2015, covered non-accrual loans included covered PCI loans of $5.3 million, for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income, including recoveries and cash payments, recorded on covered impaired loans during the three and six months ended June 30, 2016 and 2015 was nominal. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. There were no TDRs granted during the three and six months ended June 30, 2016. The outstanding balance of TDRs granted during the three and six months ended June 30, 2015 is shown in the following tables (in thousands). Pooled Loans are not in the scope of the disclosure requirements for TDRs. At June 30, 2016 and December 31, 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three Months Ended June 30, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	121	136	—	257
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
	$121	$136	$—	$257

	Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Six Months Ended June 30, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	566	566
Secured by residential properties	121	136	280	537
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
	$121	$136	$846	$1,103

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding TDRs granted during the twelve months preceding June 30, 2015 for which a payment was at least 30 days past due in the three and six months ended June 30, 2015, respectively (dollars in thousands). There were no TDRs granted during the twelve months preceding June 30, 2016 for which a payment was at least 30 days past due in the three and six months ended June 30, 2016.

	Number of	Recorded
	Loans	Investment
Commercial and industrial:
Secured	—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	1	566
Secured by residential properties	1	280
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
	2	$846

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
June 30, 2016	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$—	$—	$98	$98	$1,582	$3,638	$5,318	$44
Unsecured	—	—	—	—	—	1,421	1,421	—
Real estate:
Secured by commercial properties	—	122	96	218	24,816	85,380	110,414	—
Secured by residential properties	1,710	907	648	3,265	104,324	82,629	190,218	190
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	—	—	—	—	4,661	11,496	16,157	—
	$1,710	$1,029	$842	$3,581	$135,383	$184,564	$323,528	$234

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2015	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$51	$—	$68	$119	$1,175	$5,727	$7,021	$—
Unsecured	—	—	—	—	—	1,780	1,780	—
Real estate:
Secured by commercial properties	—	—	100	100	28,957	96,928	125,985	—
Secured by residential properties	3,399	418	1,104	4,921	113,524	96,618	215,063	—
Construction and land development:
Residential construction loans	—	—	540	540	264	121	925	—
Commercial construction loans and land development	47	1	95	143	8,577	20,800	29,520	—
	$3,497	$419	$1,907	$5,823	$152,497	$221,974	$380,294	$—

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

June 30, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$939	$—	$741	$3,638	$5,318
Unsecured	—	—	—	1,421	1,421
Real estate:
Secured by commercial properties	20,590	—	4,444	85,380	110,414
Secured by residential properties	101,037	477	6,075	82,629	190,218
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	3,031	—	1,630	11,496	16,157
	$125,597	$477	$12,890	$184,564	$323,528

December 31, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$758	$—	$536	$5,727	$7,021
Unsecured	—	—	—	1,780	1,780
Real estate:
Secured by commercial properties	24,070	—	4,987	96,928	125,985
Secured by residential properties	111,128	491	6,826	96,618	215,063
Construction and land development:
Residential construction loans	264	—	540	121	925
Commercial construction loans and land development	6,847	—	1,873	20,800	29,520
	$143,067	$491	$14,762	$221,974	$380,294

The Bank’s impairment methodology for the covered loans is consistent with that of non-covered loans, and is discussed in detail in Notes 5 and 6 to the consolidated financial statements included in the Company’s 2015 Form 10-K.

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended June 30, 2016	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$438	$742	$37	$1,217
Provision charged to (recapture from) operations	(383)	674	(108)	183
Loans charged off	—	(26)	(30)	(56)
Recoveries on charged off loans	—	10	101	111
Balance, end of period	$55	$1,400	$—	$1,455

	Commercial and		Construction and
Six months ended June 30, 2016	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$758	$774	$—	$1,532
Provision charged to (recapture from) operations	(697)	651	(49)	(95)
Loans charged off	(6)	(42)	(52)	(100)
Recoveries on charged off loans	—	17	101	118
Balance, end of period	$55	$1,400	$—	$1,455

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Commercial and		Construction and
Three months ended June 30, 2015	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$364	$927	$97	$1,388
Provision charged to (recapture from) operations	(202)	(474)	247	(429)
Loans charged off	(53)	(83)	(9)	(145)
Recoveries on charged off loans	21	99	—	120
Balance, end of period	$130	$469	$335	$934

	Commercial and		Construction and
Six months ended June 30, 2015	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$1,193	$3,334	$84	$4,611
Provision charged to (recapture from) operations	(131)	(665)	260	(536)
Loans charged off	(953)	(2,299)	(9)	(3,261)
Recoveries on charged off loans	21	99	—	120
Balance, end of period	$130	$469	$335	$934

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,680	132,623	4,661	138,964
PCI Loans	5,059	168,009	11,496	184,564
	$6,739	$300,632	$16,157	$323,528

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$540	$540
Loans collectively evaluated for impairment	1,294	147,502	8,984	157,780
PCI Loans	7,507	193,546	20,921	221,974
	$8,801	$341,048	$30,445	$380,294

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
June 30, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	15	30	—	45
PCI Loans	40	1,370	—	1,410
	$55	$1,400	$—	$1,455

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	17	15	—	32
PCI Loans	741	759	—	1,500
	$758	$774	$—	$1,532

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$78,890	$137,703	$99,090	$136,945
Additions to covered OREO	4,739	12,021	9,281	36,063
Dispositions of covered OREO	(14,028)	(21,106)	(29,005)	(43,440)
Valuation adjustments in the period	(1,967)	(3,108)	(11,732)	(4,058)
Balance, end of period	$67,634	$125,510	$67,634	$125,510

During the three and six months ended June 30, 2016 and 2015, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

These additional downward valuation adjustments reflect changes to the assumptions regarding the fair value of the OREO, including in some cases the intended use of the OREO due to the availability of more information. The process of determining fair value is subjective in nature and requires the use of significant estimates and assumptions. Although the Bank makes market-based assumptions when valuing acquired assets, new information may come to light that causes estimates to increase or decrease. When the Bank determines, based on subsequent information, that its estimates require adjustment, the Bank records the adjustment. The accounting for such adjustments requires that the decreases to fair value be recorded at the time such new information is received, while increases to fair value are recorded when the asset is subsequently sold.

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$80,522	$107,567	$91,648	$130,437
FDIC Indemnification Asset accretion (amortization)	69	320	156	826
Transfers to due from FDIC and other	(6,131)	(5,506)	(17,344)	(28,882)
Balance, end of period	$74,460	$102,381	$74,460	$102,381

As of June 30, 2016, the Bank had billed and collected $117.7 million from the FDIC, which represented reimbursable covered losses and expenses through March 31, 2016.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$39,863	$31,648	$52,285	$36,155
Additions	8,254	9,406	9,893	12,096
Sales	(7,586)	—	(7,586)	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(5,494)	5,772	(18,336)	728
Due to customer payoffs	(1,546)	(1,841)	(2,765)	(3,994)
Balance, end of period	$33,491	$44,985	$33,491	$44,985

	June 30,	December 31,
	2016	2015
Mortgage loans serviced for others	$4,845,114	$5,051,884
MSR asset as a percentage of serviced mortgage loans	0.69%	1.03%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	June 30,	December 31,
	2016	2015
Weighted average constant prepayment rate	20.67%	11.51%
Weighted average discount rate	10.85%	10.92%
Weighted average life (in years)	4.0	6.5

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2016	2015
Constant prepayment rate:
Impact of 10% adverse change	$(2,190)	$(2,177)
Impact of 20% adverse change	(4,161)	(4,195)
Discount rate:
Impact of 10% adverse change	(1,007)	(2,073)
Impact of 20% adverse change	(1,953)	(3,989)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $5.7 million and $4.3 million during the three months ended June 30, 2016 and 2015, respectively, and $11.7 million and $8.5 million during the six months ended June 30, 2016 and 2015, respectively, were included in other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2016	2015
Noninterest-bearing demand	$2,280,108	$2,235,436
Interest-bearing:
NOW accounts	1,151,922	1,077,576
Money market	1,501,950	1,500,780
Brokered - money market	77,711	133,380
Demand	356,066	380,214
Savings	342,763	273,390
Time	1,296,982	1,325,342
Brokered - time	119,311	26,565
	$7,126,813	$6,952,683

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2016	2015
Federal funds purchased	$99,600	$58,925
Securities sold under agreements to repurchase	285,262	217,748
Federal Home Loan Bank	375,000	600,000
Short-term bank loans	253,000	70,700
	$1,012,862	$947,373

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

	Six Months Ended June 30,
	2016	2015
Average balance during the period	$363,665	$347,698
Average interest rate during the period	0.53%	0.27%

	June 30,	December 31,
	2016	2015
Average interest rate at end of period	0.39%	0.26%
Securities underlying the agreements at end of period:
Carrying value	$313,938	$250,981
Estimated fair value	$315,197	$250,045

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

	Six Months Ended June 30,
	2016	2015
Average balance during the period	$231,456	$284,448
Average interest rate during the period	0.46%	0.22%

	June 30,	December 31,
	2016	2015
Average interest rate at end of period	0.43%	0.35%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at June 30, 2016 and December 31, 2015 was 1.31% and 1.26%, respectively.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	June 30,	December 31,
	2016	2015
NLIC note payable due May 2033	$10,000	$10,000
NLIC note payable due September 2033	10,000	10,000
ASIC note payable due April 2034	7,500	7,500
Insurance company note payable due March 2035	20,000	20,000
Federal Home Loan Bank notes, maturities ranging from April 2017 to June 2030	106,475	36,042
Insurance company line of credit due December 31, 2016	2,500	7,000
Ventures line of credit due May 2017	14,919	—
Senior Notes due April 2025, net	148,242	148,174
	$319,636	$238,716

11. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rate was 36.8% and 37.3% during the three months ended June 30, 2016 and 2015, respectively, and 35.4% and 18.9% during the six months ended June 30, 2016 and 2015, respectively. The effective tax rates during the three and six months ended June 30, 2016 were slightly lower than the statutory rate primarily due to recognition of excess tax benefits on share-based payment awards as a result of the Company’s adoption of the provisions of Accounting Standards Update (“ASU”) 2016-09 as of January 1, 2016 as discussed in Note 24 to the consolidated financial statements. The lower effective tax rate during the six months ended June 30, 2015 was primarily due to no income taxes being recorded during 2015 in connection with the bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, the Company recorded an income tax benefit during 2015 of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock.

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

At June 30, 2016 and December 31, 2015, the mortgage origination segment’s indemnification liability reserve totaled $18.2 million and $16.6 million, respectively. The provision for indemnification losses was $1.2 million during each of the three months ended June 30, 2016 and 2015, and $2.1 million and $2.0 million during the six months ended June 30, 2016 and 2015, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$54,202	$74,100	$57,298	$53,906
Claims made	5,006	14,658	9,554	51,981
Claims resolved with no payment	(4,502)	(10,451)	(10,617)	(22,138)
Repurchases	(714)	(3,075)	(1,871)	(8,314)
Indemnification payments	(116)	(2,668)	(488)	(2,871)
Balance, end of period	$53,876	$72,564	$53,876	$72,564

	Indemnification Liability Reserve Activity
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$17,147	$17,342	$16,640	$17,619
Additions for new sales	1,245	1,150	2,123	1,994
Repurchases	(70)	(300)	(182)	(798)
Early payment defaults	(43)	(29)	(133)	(39)
Indemnification payments	(63)	(879)	(232)	(1,041)
Change in estimate	—	(5)	—	(456)
Balance, end of period	$18,216	$17,279	$18,216	$17,279

	June 30,	December 31,
	2016	2015
Reserve for Indemnification Liability:
Specific claims	$4,073	$5,210
Incurred but not reported claims	14,143	11,430
Total	$18,216	$16,640

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

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. As discussed in Note 6 to the consolidated financial statements, and in accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

using a defined formula set forth in the P&A Agreement. As of June 30, 2016, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the FDIC Indemnification Asset. As of June 30, 2016, the Bank had billed $147.1 million of covered net losses to the FDIC, of which 80%, or $117.7 million, were reimbursable under the loss-share agreements. As of June 30, 2016, the Bank had received aggregate reimbursements of $117.7 million from the FDIC, which represented reimbursable covered losses and expenses through March 31, 2016.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.8 billion at June 30, 2016 and outstanding financial and performance standby letters of credit of $47.0 million at June 30, 2016.

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

14. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Upon the approval by stockholders and effectiveness of the 2012 Plan in September 2012, no additional awards were permissible under the 2003 Equity Incentive Plan (the “2003 Plan”). In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At June 30, 2016, 2,018,495 shares of common stock remained available for issuance pursuant to the 2012 Plan, including shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan and the 2003 Plan was $2.7 million and $2.5 million during the three months ended June 30, 2016 and 2015, respectively, and $5.0 million and $4.4 million during the six months ended June 30, 2016 and 2015, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the six months ended June 30, 2016 and 2015, Hilltop granted 11,343 and 5,707 shares of common stock, respectively, to certain non-employee members of the Company’s Board of Directors for services rendered to the Company pursuant to the 2012 Plan.

Restricted Stock Awards and RSUs

The following table summarizes information about nonvested Restricted Stock Award and RSU activity for the six months ended June 30, 2016 (shares in thousands).

	Restricted Stock Awards		RSUs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Balance, December 31, 2015	453	$13.50	875	$21.22
Granted	-	$-	545	$17.34
Vested/Released	(435)	$13.25	(5)	$22.24
Forfeited	(2)	$19.72	(2)	$21.41
Balance, June 30, 2016	16	$19.40	1,413	$19.75

Vested/Released Restricted Stock Awards and RSUs include an aggregate of 94,825 shares withheld to satisfy employee statutory tax obligations during the six months ended June 30, 2016. Pursuant to certain RSU award agreements, an aggregate of 8,247 vested RSUs at June 30, 2016 require deferral of the settlement in shares and statutory tax obligations to a future date.

At June 30, 2016, unrecognized compensation expense related to outstanding Restricted Stock Awards of $0.1 million is expected to be recognized over a weighted average period of 0.80 years.

During the six months ended June 30, 2016, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 545,457 RSUs pursuant to the 2012 Plan. These awards include 426,934 RSUs subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 118,523 RSUs that cliff vest based upon the achievement of certain performance goals over a three-year period. Total compensation expense related to these RSUs is expected to be $9.5 million, which will amortized through March 2019.

At June 30, 2016, 1,129,227 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 284,398 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At June 30, 2016, unrecognized compensation expense related to outstanding RSUs of $16.9 million is expected to be recognized over a weighted average period of 1.35 years.

Stock Options

Stock options granted on November 2, 2011 to two senior executives pursuant to the 2003 Plan to purchase an aggregate of 600,000 shares of the Company’s common stock (the “Stock Option Awards”) at an exercise price of $7.70 per share were fully vested and exercisable at November 2, 2015. As of June 30, 2016, an aggregate of 100,000 Stock Option Awards remain outstanding and will expire on November 2, 2016 if unexercised.

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

The following table shows the Bank’s and Hilltop’s consolidated actual capital amounts and ratios compared to the regulatory minimum capital requirements and the Bank’s regulatory minimum capital requirements needed to qualify as a “well-capitalized” institution in accordance with Basel III as measured at June 30, 2016 and December 31, 2015, respectively (dollars in thousands).

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Tier 1 capital (to average assets):
Bank	$1,070,348	12.72%	$336,673	4.0%	$420,842	5.0%
Hilltop	1,568,045	13.18%	475,967	4.0%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets):
Bank	1,066,429	14.71%	326,192	4.5%	471,167	6.5%
Hilltop	1,514,425	16.67%	408,735	4.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	1,070,348	14.77%	434,923	6.0%	579,897	8.0%
Hilltop	1,568,045	17.26%	544,980	6.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	1,124,283	15.51%	579,897	8.0%	724,872	10.0%
Hilltop	1,607,059	17.69%	726,640	8.0%	N/A	N/A

December 31, 2015
Tier 1 capital (to average assets):
Bank	$1,064,212	13.22%	$322,104	4.0%	$402,630	5.0%
Hilltop	1,520,514	12.65%	480,928	4.0%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets):
Bank	1,063,041	16.23%	294,716	4.5%	425,701	6.5%
Hilltop	1,469,642	17.87%	370,156	4.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	1,064,212	16.25%	392,954	6.0%	523,939	8.0%
Hilltop	1,520,514	18.48%	493,541	6.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	1,112,654	16.99%	523,939	8.0%	654,924	10.0%
Hilltop	1,553,867	18.89%	658,055	8.0%	N/A	N/A

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and the Bank. Based on the actual ratios as shown in the table above, Hilltop and the Bank exceed each of the capital conservation buffer requirements in effect as of June 30, 2016, as well as the fully phased-in requirements through 2019.

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

At June 30, 2016, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$118,183	$1,275
Less required net capital	10,928	250
Excess net capital	$107,255	$1,025

Net capital as a percentage of aggregate debit items	21.6%
Net capital in excess of 5% aggregate debit items	$90,863

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At June 30, 2016, Hilltop Securities held cash of $120.2 million segregated in special reserve bank accounts for the benefit of customers. Hilltop Securities was not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2016. The fair values of any segregated assets included in special reserve accounts were determined using Level 1 inputs.

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the U.S. Department of Housing and Urban Development (“HUD”) and the GNMA. On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of June 30, 2016, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

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

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	June 30,	December 31,
	2016	2015
Capital and surplus:
National Lloyds Insurance Company	$113,772	$121,750
American Summit Insurance Company	29,408	30,592

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Statutory net income (loss):
National Lloyds Insurance Company	$(7,196)	$(8,853)	$(3,639)	$(4,076)
American Summit Insurance Company	234	(342)	1,086	567

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At June 30, 2016, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At June 30, 2016, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

16. Stockholders’ Equity

Stock Repurchase Program

During the second quarter of 2016, the Company’s Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock. Under the stock repurchase program authorized, the Company may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of June 30, 2016, the Company had not repurchased any shares of its outstanding common stock under this stock repurchase program. The extent to which the Company repurchases its shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. The purchases will be funded from available cash balances. The Company’s accounting treatment and policy regarding stock repurchases is discussed in detail in Note 22 to the consolidated financial statements included in the Company’s 2015 Form 10-K.

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, and interest rate swaps and swaptions are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments decreased $0.7 million during the three months ended June 30, 2016, compared with an increase of $14.5 million during the same period in 2015, and increased $11.8 million during the six months ended June 30, 2016, compared with an increase of $33.3 million during the same period in 2015. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ derivative instruments are recorded in other assets or other liabilities, as appropriate, and the fair values of the Hilltop Broker-Dealers’ derivatives increased $2.6 million and $9.2 million during the three months ended June 30, 2016 and 2015, respectively, and increased $9.5 million and $17.8 million during the six months ended June 30, 2016 and 2015, respectively. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	June 30, 2016		December 31, 2015
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,665,883	$52,318	$944,942	$23,762
Commitments to purchase MBSs	4,474,657	35,912	3,151,862	8,350
Commitments to sell MBSs	6,974,812	(42,239)	5,038,565	(2,352)
Interest rate swaps and swaptions	409,195	1,172	409,982	490

PrimeLending had cash collateral advances totaling $21.1 million and $0.8 million to offset net liability derivative positions on its commitments to sell MBSs at June 30, 2016 and December 31, 2015, respectively. In addition, PrimeLending advanced cash collateral totaling $10.5 million and $6.4 million in initial margin on its interest rate swaps and swaptions at June 30, 2016 and December 31, 2015, respectively. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2016
Securities borrowed:
Institutional counterparties	$2,105,818	$—	$2,105,818	$(2,105,818)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	3,397	(984)	2,413	—	—	2,413

Reverse repurchase agreements:
Institutional counterparties	149,474	—	149,474	(149,318)	—	156

Forward MBS derivatives:
Institutional counterparties	37,190	—	37,190	(35,978)	—	1,212
	$2,295,879	$(984)	$2,294,895	$(2,291,114)	$—	$3,781
December 31, 2015
Securities borrowed:
Institutional counterparties	$1,307,741	$—	$1,307,741	$(1,307,741)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	1,526	(393)	1,133	—	—	1,133

Reverse repurchase agreements:
Institutional counterparties	105,660	—	105,660	(105,412)	—	248

Forward MBS derivatives:
Institutional counterparties	1,377	—	1,377	(1,377)	—	—
	$1,416,304	$(393)	$1,415,911	$(1,414,530)	$—	$1,381

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2016
Securities loaned:
Institutional counterparties	$2,009,065	$—	$2,009,065	$(2,009,065)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	1,241	—	1,241	(3,000)	—	(1,759)

Repurchase agreements:
Institutional counterparties	143,253	—	143,253	(143,253)	—	—
Customer counterparties	142,009	—	142,009	(142,009)	—	—

Forward MBS derivatives:
Institutional counterparties	43,517	—	43,517	(23,064)	—	20,453
	$2,339,085	$—	$2,339,085	$(2,320,391)	$—	$18,694
December 31, 2015
Securities loaned:
Institutional counterparties	$1,235,466	—	1,235,466	(1,235,466)	—	—

Interest rate swaps and swaptions:
Institutional counterparties	643	—	643	(2,519)	—	(1,876)

Repurchase agreements:
Institutional counterparties	69,748	—	69,748	(69,748)	—	—
Customer counterparties	148,000	—	148,000	(148,000)	—	—

Forward MBS derivatives:
Institutional counterparties	4,385	(1,769)	2,616	(1,420)	—	1,196
	$1,458,242	$(1,769)	$1,456,473	$(1,457,153)	$—	$(680)

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both June 30, 2016 and December 31, 2015.

	Remaining Contractual Maturities
	Overnight and			Greater Than
June 30, 2016	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$211,537	$73,725	$—	$—	$285,262

Securities lending transactions:
Corporate securities	10,519	—	—	—	10,519
Equity securities	1,998,546	—	—	—	1,998,546
Total	$2,220,602	$73,725	$—	$—	$2,294,327

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$2,294,327
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2015	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$201,090	$16,658	$—	$—	$217,748

Securities lending transactions:
U.S. Treasury and agency securities	12,646	—	—	—	12,646
Corporate securities	5,993	—	—	—	5,993
Equity securities	1,216,827	—	—	—	1,216,827
Total	$1,436,556	$16,658	$—	$—	$1,453,214

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,453,214
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

19. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2016	2015
Receivables:
Securities borrowed	$2,105,818	$1,307,741
Securities failed to deliver	61,763	25,087
Clearing organizations	—	16,701
Trades in process of settlement, net	83,420	5,707
Other	6,479	7,263
	$2,257,480	$1,362,499
Payables:
Securities loaned	$2,009,065	$1,235,466
Correspondents	32,687	69,046
Securities failed to receive	68,062	28,352
Clearing organizations and other	2,180	5,441
	$2,111,994	$1,338,305

20. Reserve for Losses and Loss Adjustment Expenses

A rollforward of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	Six Months Ended June 30,
	2016	2015
Balance, beginning of period	$44,357	$29,716
Less reinsurance recoverables	(13,502)	(4,315)
Net balance, beginning of period	30,855	25,401

Incurred related to:
Current year	58,760	53,368
Prior years	410	6,733
Total incurred	59,170	60,101

Payments related to:
Current year	(41,659)	(34,696)
Prior years	(12,216)	(11,544)
Total payments	(53,875)	(46,240)

Net balance, end of period	36,150	39,262
Plus reinsurance recoverables	19,959	19,458
Balance, end of period	$56,109	$58,720

The prior period adverse development of $6.7 million during the six months ended June 30, 2015 was primarily related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

21. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2016, reinsurance receivables had a carrying value of $25.1 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at June 30, 2016, based on NLC’s quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$42,675	$40,177	$46,564	$42,520	$81,754	$81,063	$89,313	$84,610
Reinsurance assumed	3,146	2,714	2,942	2,547	5,825	5,382	5,458	4,990
Reinsurance ceded	(4,246)	(4,170)	(4,737)	(4,749)	(7,745)	(7,991)	(9,442)	(9,715)
Net premiums	$41,575	$38,721	$44,769	$40,318	$79,834	$78,454	$85,329	$79,885

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss and LAE incurred	$55,461	$54,266	$78,950	$77,597
Reinsurance recoverables	(18,250)	(13,025)	(19,780)	(17,496)
Net loss and LAE incurred	$37,211	$41,241	$59,170	$60,101

Catastrophic coverage

At June 30, 2016, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention and/or loss; $25 million in excess of $25 million loss; $25 million in excess of $50 million loss and $50 million in excess of $75 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At June 30, 2016, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

Effective January 1, 2016, NLC did not renew its multi-line excess of loss coverage that previously limited each risk with respect to property and liability. NLC renewed its underlying excess of loss contract that provides $10 million aggregate coverage in excess of NLC’s per event retention and aggregate retention for sub-catastrophic events. NLC retains no participation beyond the first $1 million, down from 9% participation in this coverage during 2015.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Segment and Related Information

The Company currently has four reportable business segments that are organized primarily by the core products offered to the segments’ respective customers. These segments reflect the manner in which operations are managed and the criteria used by the Company’s chief operating decision maker function to evaluate segment performance, develop strategy and allocate resources. The chief operating decision maker function consists of the President and Chief Executive Officer of the Company and the Chief Executive Officer of PlainsCapital. For the third quarter of 2015, the Company began presenting the bargain purchase gain associated with the SWS Merger, previously allocated to the banking and broker-dealer reportable business segments, within corporate to reflect the Company’s internal evaluation of segment performance. This change is reflected in the segment operating results within noninterest income for the three and six months ended June 30, 2015. This change had no impact on the Company’s consolidated results of operations.

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

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$92,029	$7,440	$(2,299)	$758	$(1,846)	$4,315	$100,397
Provision for loan losses	28,613	263	—	—	—	—	28,876
Noninterest income	13,346	102,900	192,881	41,392	1	(4,515)	346,005
Noninterest expense	55,132	91,780	162,488	51,717	6,483	(235)	367,365
Income (loss) before income taxes	$21,630	$18,297	$28,094	$(9,567)	$(8,328)	$35	$50,161

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$178,133	$14,491	$(4,865)	$1,497	$(3,559)	$8,540	$194,237
Provision for loan losses	32,113	170	—	—	—	—	32,283
Noninterest income	26,301	183,782	339,219	83,196	2	(9,120)	623,380
Noninterest expense	119,480	176,041	297,160	88,091	12,332	(550)	692,554
Income (loss) before income taxes	$52,841	$22,062	$37,194	$(3,398)	$(15,889)	$(30)	$92,780

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$90,881	$8,023	$(2,277)	$699	$(1,599)	$4,940	$100,667
Provision for loan losses	304	(146)	—	—	—	—	158
Noninterest income	15,049	80,248	168,228	42,837	—	(4,962)	301,400
Noninterest expense	60,328	90,348	144,819	56,061	1,892	(131)	353,317
Income (loss) before income taxes	$45,298	$(1,931)	$21,132	$(12,525)	$(3,491)	$109	$48,592

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$174,323	$16,019	$(5,291)	$1,456	$(1,490)	$9,042	$194,059
Provision for loan losses	2,790	55	—	—	—	—	2,845
Noninterest income	34,358	159,776	303,520	84,682	81,289	(9,379)	654,246
Noninterest expense	118,860	181,143	267,121	89,527	11,518	(376)	667,793
Income (loss) before income taxes	$87,031	$(5,403)	$31,108	$(3,389)	$68,281	$39	$177,667

June 30, 2016
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,926,275	$3,668,414	$1,798,012	$361,183	$1,946,943	$(3,622,925)	$13,077,902

December 31, 2015
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,707,433	$2,673,455	$1,737,843	$349,259	$1,905,547	$(3,506,536)	$11,867,001

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three and six months ended June 30, 2016 and 2015, stock options and RSUs are the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Income applicable to Hilltop common stockholders	$31,074	$29,622	$58,641	$141,498
Less: income applicable to participating shares	(5)	(139)	(9)	(663)
Net earnings available to Hilltop common stockholders	$31,069	$29,483	$58,632	$140,835

Weighted average shares outstanding - basic	98,457	99,486	98,305	99,613

Basic earnings per common share	$0.32	$0.30	$0.60	$1.41

Diluted earnings per share:
Income applicable to Hilltop common stockholders	$31,074	$29,622	$58,641	$141,498

Weighted average shares outstanding - basic	98,457	99,486	98,305	99,613
Effect of potentially dilutive securities	129	924	314	894
Weighted average shares outstanding - diluted	98,586	100,410	98,619	100,507

Diluted earnings per common share	$0.32	$0.30	$0.60	$1.41

24. Recently Issued Accounting Standards

In June 2016, FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The amendment also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted no earlier than the first quarter of 2019. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

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

In January 2016, FASB issued ASU 2016-01 related to financial instruments. This amendment requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the Fair Value Option and the presentation and disclosure requirements for financial instruments. The amendment is effective for annual periods, and interim periods within those fiscal periods, beginning after December 15, 2017. Adoption of the amendment is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year, to clarify the principles for recognizing revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to depict the transfer of goods or services to customers in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 and may be adopted using either a full retrospective transition method or a modified retrospective transition method. The Company is currently evaluating the provisions of the amendment, including subsequently issued amendments that clarify the principles outlined in the original amendment, and the impact on its future consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our efforts to make strategic acquisitions, the integration of the operations acquired in the SWS Merger (as defined below), our revenue, our liquidity and sources of funding, market trends, operations and business, expectations concerning mortgage loan origination volume, expected losses on covered loans and related reimbursements from the Federal Deposit Insurance Corporation (“FDIC”), expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, the collectability of loans and the outcome of litigation are forward-looking statements.

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

During the three and six months ended June 30, 2016, our net income to common stockholders was $31.1 million, or $0.32 per diluted share, and $58.6 million, or $0.60 per diluted share, respectively.

We reported $50.2 million and $92.8 million of consolidated income before income taxes during the three and six months ended June 30, 2016, respectively, including the following contributions from our four reportable operating segments.

•	The banking segment contributed $21.6 million and $52.8 million of income before income taxes during the three and six months ended June 30, 2016, respectively;
•	The broker-dealer segment contributed $18.3 million and $22.1 million of income before income taxes during the three and six months ended June 30, 2016, respectively;
•	The mortgage origination segment contributed $28.1 million and $37.2 million of income before income taxes during the three and six months ended June 30, 2016, respectively; and
•	The insurance segment incurred losses before income taxes of $9.6 million and $3.4 million during the three and six months ended June 30, 2016, respectively.

During the three months ended June 30, 2016, the Bank discovered irregularities with respect to a non-covered loan that is currently in default, including the genuineness of certain underlying documents that supported the loan and the operations of the borrower’s business. As a result of the payment default and other irregularities, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off, representing the entire outstanding principal balance of the loan. The banking segment’s financial results for the three and six months ended June 30, 2016 reflect this charge-off. The Bank is actively investigating the loan relationship and is pursuing legal remedies to recover losses arising from this isolated incident, including litigation against the borrower and guarantors. Given the preliminary nature of the investigation and related proceedings, the Bank cannot currently estimate the amount of any future recoveries or additional expenses related to this charged-off loan.

At June 30, 2016, on a consolidated basis, we had total assets of $13.1 billion, total deposits of $7.1 billion, total loans, including loans held for sale, of $7.3 billion and stockholders’ equity of $1.8 billion.

On January 1, 2015, we completed our acquisition of SWS in a stock and cash transaction (the “SWS Merger”), whereby SWS’s broker-dealer subsidiaries, Southwest Securities, Inc. and SWS Financial Services, Inc., became subsidiaries of Securities Holdings, and SWS’s banking subsidiary, Southwest Securities, FSB (“SWS FSB”), was merged into the Bank, an indirect wholly owned subsidiary of Hilltop. On October 5, 2015, Southwest Securities, Inc. and SWS Financial Services, Inc. were renamed “Hilltop Securities Inc.” and “Hilltop Securities Independent Network Inc.”, respectively. The operations acquired in the SWS Merger were included in our operating results beginning January 1, 2015 and such operations included a bargain purchase gain of $81.3 million.

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

Segment Information

We have three primary operating business units, PlainsCapital (banking and mortgage origination), Securities Holdings (broker-dealer) and NLC (insurance). Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. For the third quarter of 2015, we began presenting the bargain purchase gain associated with the SWS Merger, previously allocated to the banking and broker-dealer reportable business segments, within corporate to better reflect segment performance. This change is reflected in the segment operating results within noninterest income, and MD&A, for the three and six months ended June 30, 2015. This change had no impact on our consolidated results of operations. Consistent with our historical segment operating results, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer, mortgage origination and insurance segments. Operating results for the mortgage origination segment have historically been more volatile than operating results for the banking, broker-dealer and insurance segments.

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

The broker-dealer segment includes the operations of Hilltop Securities and HTS Independent Network. From the date of the SWS Merger until January 22, 2016, when we merged FSC into Hilltop Securities to form a combined firm operating under the “Hilltop Securities” name, our broker-dealer segment was operated through FSC, Hilltop Securities and HTS Independent Network as separate broker-dealers under coordinated leadership. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the SEC and FINRA and a member of the New York Stock Exchange (“NYSE”), HTS Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA, and First Southwest Asset Management, LLC is a registered investment advisor under the Investment Advisors Act of 1940.

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

The elimination of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable segments is presented in Note 22, Segment and Related Information, in the notes to our consolidated financial statements. The following tables present certain information about the operating results of our reportable segments (in thousands).

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$92,029	$7,440	$(2,299)	$758	$(1,846)	$4,315	$100,397
Provision for loan losses	28,613	263	—	—	—	—	28,876
Noninterest income	13,346	102,900	192,881	41,392	1	(4,515)	346,005
Noninterest expense	55,132	91,780	162,488	51,717	6,483	(235)	367,365
Income (loss) before income taxes	$21,630	$18,297	$28,094	$(9,567)	$(8,328)	$35	$50,161

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$178,133	$14,491	$(4,865)	$1,497	$(3,559)	$8,540	$194,237
Provision for loan losses	32,113	170	—	—	—	—	32,283
Noninterest income	26,301	183,782	339,219	83,196	2	(9,120)	623,380
Noninterest expense	119,480	176,041	297,160	88,091	12,332	(550)	692,554
Income (loss) before income taxes	$52,841	$22,062	$37,194	$(3,398)	$(15,889)	$(30)	$92,780

			Mortgage			All Other and	Hilltop
Three Months Ended June 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$90,881	$8,023	$(2,277)	$699	$(1,599)	$4,940	$100,667
Provision for loan losses	304	(146)	—	—	—	—	158
Noninterest income	15,049	80,248	168,228	42,837	—	(4,962)	301,400
Noninterest expense	60,328	90,348	144,819	56,061	1,892	(131)	353,317
Income (loss) before income taxes	$45,298	$(1,931)	$21,132	$(12,525)	$(3,491)	$109	$48,592

			Mortgage			All Other and	Hilltop
Six Months Ended June 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$174,323	$16,019	$(5,291)	$1,456	$(1,490)	$9,042	$194,059
Provision for loan losses	2,790	55	—	—	—	—	2,845
Noninterest income	34,358	159,776	303,520	84,682	81,289	(9,379)	654,246
Noninterest expense	118,860	181,143	267,121	89,527	11,518	(376)	667,793
Income (loss) before income taxes	$87,031	$(5,403)	$31,108	$(3,389)	$68,281	$39	$177,667

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $194.2 million in net interest income during the six months ended June 30, 2016, compared with net interest income of $194.1 million during the same period in 2015. While net interest income was consistent between these noted periods, changes in net interest income included an increase within our banking segment, offset by interest expense incurred on our $150.0 million aggregate principle amount of 5% senior notes due 2025 (“Senior Notes”) that were not issued until the second quarter of 2015 and a decrease in net interest income within our broker-dealer segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through the Hilltop Broker-Dealers, we provide investment banking and other related financial services. We generated $131.9 million and $138.7 million in securities brokerage commissions and fees and investment advisory fees and commissions, and $49.7 million and $20.4 million in gains from derivative and trading portfolio activities (included within other noninterest income) during the six months ended June 30, 2016 and 2015, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2016 and 2015, we generated $338.9 million and $303.3 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $78.5 million and $79.9 million in net insurance premiums earned during the six months ended June 30, 2016 and 2015, respectively.

In the aggregate, we generated $623.4 million and $654.2 million in noninterest income during the six months ended June 30, 2016 and 2015, respectively. Excluding the bargain purchase gain of $81.3 million related to the SWS Merger, our noninterest income during the six months ended June 30, 2015 was $573.0 million. We are presenting this financial measure because certain investors may use it to evaluate our business and financial results. This year-over-year increase in noninterest income, other than bargain purchase gain, is predominantly attributable to increases in noninterest income in our mortgage origination and broker-dealer segments.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended June 30, 2016 was $31.1 million, or $0.32 per diluted share, compared with net income applicable to common stockholders of $29.6 million, or $0.30 per diluted share, during the three months ended June 30, 2015. Net income applicable to common stockholders during the six months ended June 30, 2016 was $58.6 million, or $0.60 per diluted share, compared with net income applicable to common stockholders of $141.5 million, or $1.41 per diluted share, during the six months ended June 30, 2015. The consolidated operating results during the three and six months ended June 30, 2016 included the previously mentioned $24.5 million charge-off of a single large loan by the Bank. The consolidated operating results during the six months ended June 30, 2015 included the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million, or $0.81 per diluted share. Included in the bargain purchase gain is a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual limitation on their usage because of the ownership change effected in connection with the SWS Merger. In addition, the bargain purchase gain reflects our acquisition date fair value allocation to identifiable intangible assets of $7.5 million.

Our consolidated operating results during the six months ended June 30, 2016 also include transaction costs related to the SWS Merger, and integration-related costs associated with employee expenses (such as severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease), incurred as a result of the integration of the operations and systems acquired in the SWS Merger. During the six months ended June 30, 2016, we incurred $2.3 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration-related costs associated with employee, professional fee and contractual expenses during this same period were $2.1 million, $2.6 million, and $0.1 million, respectively. During the six months ended June 30, 2015, we incurred $3.6 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration-related costs associated with employee, professional fee and contractual expenses during this same period were $6.9 million, $1.6 million and $2.3 million, respectively. On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Since this approval, we have integrated the back-office systems of FSC and Hilltop Securities and, effective as of the close of business on January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. As a result, we began realizing cost savings in 2016, although these cost savings have been partially offset by additional integration costs that we incurred during the first six months of 2016.

Certain items included in net income for 2016 and 2015 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, and the SWS Merger (collectively, the “Bank Transactions”). Income before taxes during the three months ended June 30, 2016 included net accretion of $2.7 million, $12.6 million and $1.1 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $2.0 million, $0.2 million and $0.3 million, respectively. During the three months ended June 30, 2015, income before taxes included net accretion of $6.0 million, $11.8 million and $5.0 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $2.3 million, $0.2 million and $0.1 million, respectively. Income before taxes during the six months ended June 30, 2016 included net accretion of $6.0 million, $24.0 million and $2.3 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $4.0 million, $0.4 million and $0.5 million, respectively. During the six months ended June 30, 2015, income before taxes included net accretion of $10.0 million, $21.6 million and $7.4 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $4.3 million, $0.5 million and $0.5 million, respectively.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Performance Ratios:
Return on average stockholder's equity	7.07%	7.12%	6.72%	16.99%
Return on average assets	1.05%	0.97%	1.01%	2.32%
Net interest margin (1) (3)	3.77%	3.72%	3.74%	3.63%
Net interest margin (taxable equivalent) (2) (3)	3.80%	3.75%	3.76%	3.66%

(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on a 35% federal income tax rate. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(3)

The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 65 basis points and 84 basis points during the three months ended June 30, 2016 and 2015, respectively, and 62 basis points and 77 basis points during the six months ended June 30, 2016 and 2015, respectively.

We present net interest margin in the previous table, and net interest margin and net interest income in the following discussion and tables, on a taxable equivalent basis. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended June 30, 2016, the consolidated taxable equivalent net interest margin of 3.80% was 72 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $3.7 million, $12.6 million and $1.1 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.9 million. The consolidated taxable equivalent net interest margin during the three months ended June 30, 2015 of 3.75% was 96 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $7.1 million, $11.8 million and $4.7 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.0 million.

During the six months ended June 30, 2016, the consolidated taxable equivalent net interest margin of 3.76% was 73 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $7.8 million, $24.0 million and $2.2 million million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.7 million. The consolidated taxable equivalent net interest margin during the six months ended June 30, 2015 of 3.66% was 85 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $12.1 million, $21.6 million and $6.9 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.9 million.

The FNB Transaction-related accretion of discount on loans of $24.0 million and $21.6 million during the six months ended June 30, 2016 and 2015, respectively, each included accretion of approximately $6 million due to better-than-expected resolution of covered purchased credit impaired (“PCI”) loans during the respective periods. The better-than-expected performance of the covered PCI loan portfolio since 2014 has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during the six months ended June 30, 2016 and 2015 resulted in the reclassification of $18.4 million and $26.0 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2016			2015
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$7,038,518	$98,468	5.56%	$6,563,094	$96,967	5.88%
Investment securities - taxable	1,080,097	6,813	2.53%	1,087,238	6,210	2.29%
Investment securities - non-taxable (2)	291,288	2,166	2.98%	235,229	2,296	3.91%
Federal funds sold and securities purchased under agreements to resell	144,820	36	0.10%	93,871	15	0.06%
Interest-bearing deposits in other financial institutions	388,520	484	0.50%	580,610	327	0.23%
Other	1,760,367	6,864	1.54%	2,293,444	10,586	1.83%
Interest-earning assets, gross	10,703,610	114,831	4.27%	10,853,486	116,401	4.27%
Allowance for loan losses	(51,247)			(41,789)
Interest-earning assets, net	10,652,363			10,811,697
Noninterest-earning assets	1,523,095			1,748,109
Total assets	$12,175,458			$12,559,806

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,821,695	$4,037	0.34%	$4,749,690	$3,900	0.33%
Notes payable and other borrowings	2,722,028	9,768	1.44%	3,345,511	11,095	1.32%
Total interest-bearing liabilities	7,543,723	13,805	0.73%	8,095,201	14,995	0.74%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,203,065			2,168,728
Other liabilities	657,435			601,480
Total liabilities	10,404,223			10,865,409
Stockholders’ equity	1,768,717			1,693,785
Noncontrolling interest	2,518			612
Total liabilities and stockholders' equity	$12,175,458			$12,559,806

Net interest income (2)		$101,026			$101,406
Net interest spread (2)			3.53%			3.53%
Net interest margin (2)			3.80%			3.75%

	Six Months Ended June 30,
	2016			2015
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$6,886,108	$190,001	5.49%	$6,460,000	$184,355	5.69%
Investment securities - taxable	1,062,401	13,161	2.48%	1,124,453	13,241	2.36%
Investment securities - non-taxable (2)	276,472	4,490	3.25%	249,596	4,819	3.87%
Federal funds sold and securities purchased under agreements to resell	135,064	63	0.09%	81,696	32	0.08%
Interest-bearing deposits in other financial institutions	408,301	958	0.47%	725,516	901	0.25%
Other	1,685,425	15,001	1.76%	2,138,308	21,504	2.00%
Interest-earning assets, gross	10,453,771	223,674	4.25%	10,779,569	224,852	4.16%
Allowance for loan losses	(50,049)			(41,607)
Interest-earning assets, net	10,403,722			10,737,962
Noninterest-earning assets	1,559,888			1,770,586
Total assets	$11,963,610			$12,508,548

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,802,849	$7,876	0.33%	$4,926,974	$8,215	0.34%
Notes payable and other borrowings	2,583,418	20,243	1.57%	3,062,589	21,057	1.38%
Total interest-bearing liabilities	7,386,267	28,119	0.76%	7,989,563	29,272	0.74%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,178,378			2,161,493
Other liabilities	641,335			656,268
Total liabilities	10,205,980			10,807,324
Stockholders’ equity	1,755,963			1,700,666
Noncontrolling interest	1,667			558
Total liabilities and stockholders' equity	$11,963,610			$12,508,548

Net interest income (2)		$195,555			$195,580
Net interest spread (2)			3.49%			3.42%
Net interest margin (2)			3.76%			3.66%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $0.6 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and $1.3 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

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

On a consolidated basis, net interest income decreased $0.3 million during the three months ended June 30, 2016 and increased $0.2 million during the six months ended June 30, 2016, compared with the same periods in 2015. While net interest income was relatively consistent between these noted periods, changes in net interest income included  reductions in interest earned on securities lending activities in our broker-dealer segment, increases in interest expense at corporate on our outstanding Senior Notes, the offering of which was completed during the second quarter of 2015, and the net effect of increases in the volume of the loan portfolio, partially offset by lower yields on the loan portfolio within our banking segment.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which related to the banking segment, was $28.9 million and $0.2 million during the three months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $30.7 million, partially offset by the recapture of charges on PCI loans of $2.0 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $0.7 million, significantly offset by the recapture of charges on PCI loans of $0.5 million during the three months ended June 30, 2015. During the six months ended June 30, 2016 and 2015, the consolidated provision for loan losses, substantially all of which related to the banking segment, was $32.3 million and $2.8 million, respectively. The provision for loan losses during the six months ended June 30, 2016 was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $33.2 million, partially offset by the recapture of charges on PCI loans of $0.8 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $4.1 million, partially offset by the recapture of charges on PCI loans of $1.3 million during the six months ended June 30, 2015. In addition, as previously mentioned, the consolidated provision for loan losses during the three and six months ended June 30, 2016 included a $24.5 million charge-off of a single large loan by the Bank.

Consolidated noninterest income increased $44.6 million during the three months ended June 30, 2016 and decreased $30.9 million during the six months ended June 30, 2016, compared with the same periods in 2015. Consolidated noninterest income during the six months ended June 30, 2015 included the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million. The year-over-year increases in noninterest income, other than bargain purchase gain, during the three and six months ended June 30, 2016, compared with the same periods in 2015, of $44.6 million and $50.4 million, respectively, were primarily driven by increases in noninterest income within our mortgage origination segment of $24.7 million and $35.7 million, respectively, and increases in income earned on derivative and trading portfolio activities within our broker-dealer segment of $23.1 million and $29.3 million, respectively.

Consolidated noninterest expense during the three and six months ended June 30, 2016 increased $14.0 million and $24.8 million, respectively, compared with the same periods in 2015. The year-over-year increase noninterest expense during the three months ended June 30, 2016, compared with the same period in 2015, primarily included an increase in noninterest expense within our mortgage origination segment, partially offset by decreases within our banking and insurance segments. The year-over-year increase in noninterest expense during the six months ended June 30, 2016, compared with the same period in 2015, primarily included an increase in noninterest expense within our mortgage origination segment, partially offset by a decrease in our broker-dealer segment. During the six months ended June 30, 2016, we incurred pre-tax transaction and integration costs related to the SWS Merger of $7.1 million, compared with $14.4 million during the same period in 2015. Changes between the three and six months ended June 30, 2016 and the comparable periods in 2015 within the major components of noninterest expense included increases of $17.1 million and $17.2 million, respectively, in employees’ compensation and benefits, and $5.4 million and $14.6 million, respectively, in other expenses primarily attributable to increases in our broker-dealer and mortgage origination segments, partially offset by decreases of $3.9 million and $5.3 million, respectively, in occupancy and equipment, net, primarily related to our broker-dealer and banking segments.

Consolidated income tax expense during the three months ended June 30, 2016 and 2015 was $18.4 million and $18.1 million, respectively, reflecting effective tax rates of 36.8% and 37.3%, respectively. During the six months ended June 30, 2016 and 2015, consolidated income tax expense was $32.9 million and $33.6 million, respectively, reflecting effective tax rates of 35.4% and 18.9%, respectively. The effective tax rates during the three and six months ended June 30, 2016 were slightly lower than the statutory rate primarily due to recognition of excess tax benefits on share-based payment awards as a result of our adoption of the provisions of Accounting Standards Update 2016-09 as of January 1, 2016. The lower effective tax rate during the six months ended June 30, 2015 was primarily due to no income taxes being recorded during 2015 in connection with the bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, during the quarter ended March 31, 2015, we recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock. Therefore, the effective income tax rate during the six months ended June 30, 2016 is not necessarily indicative of anticipated future effective tax rates.

Segment Results

Banking Segment

Income before income taxes in our banking segment during the three months ended June 30, 2016 and 2015 was $21.6 million and $45.3 million, respectively, while income before income taxes in our banking segment during the six months ended June 30, 2016 and 2015 was $52.8 million and $87.0 million, respectively. The decrease in income before income taxes during the three months ended June 30, 2016, compared with the same period in 2015, was primarily due to an increase in the provision for loan losses associated with the previously mentioned $24.5 million charge-off of a single large loan by the Bank, partially offset by an increase in net interest income and a decline in noninterest expense. The decrease in income before income taxes during the six months ended June 30, 2016, compared with the same period in 2015, was primarily due to the previously mentioned increase in the provision for loan losses, as well as the decrease in noninterest income associated with the prior year recognition of gains on securities acquired in the SWS Merger and subsequently sold, partially offset by an increase in net interest income.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Performance Ratios:
Efficiency ratio (1)	52.32%	56.95%	58.44%	56.96%
Return on average assets	0.66%	1.41%	0.82%	1.31%
Net interest margin (2)	4.85%	5.00%	4.78%	4.78%
Net interest margin (taxable equivalent) (3)	4.87%	5.02%	4.81%	4.80%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(3)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on a 35% federal income tax rate. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

The banking segment presents net interest margin in the previous table, and net interest margin and net interest income in the following discussion and tables, on a taxable equivalent basis. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During the three months ended June 30, 2016, the banking segment’s taxable equivalent net interest margin of 4.87% was 104 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $3.7 million, $12.6 million and $1.1 million associated with the PlainsCapital Merger, FNB Transaction and

SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.9 million. The banking segment’s taxable equivalent net interest margin during the three months ended June 30, 2015 of 5.02% was 145 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $7.1 million, $11.8 million and $4.7 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.0 million.

During the six months ended June 30, 2016, the banking segment’s taxable equivalent net interest margin of 4.81% was 104 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $7.8 million, $24.0 million and $2.2 million million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.7 million. The banking segment’s taxable equivalent net interest margin during the six months ended June 30, 2015 of 4.80% was 127 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $12.1 million, $21.6 million and $6.9 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $1.9 million.

The FNB Transaction-related accretion of discount on loans of $24.0 million and $21.6 million during the six months ended June 30, 2016 and 2015, respectively, each included accretion of approximately $6 million due to better-than-expected resolution of covered PCI loans during the respective periods. The better-than-expected performance of the covered PCI loan portfolio since 2014 has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during the six months ended June 30, 2016 and 2015 resulted in the reclassification of $18.4 million and $26.0 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2016			2015
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,264,002	$81,306	6.13%	$4,756,730	$80,687	6.74%
Subsidiary warehouse lines of credit	1,150,015	11,282	3.88%	1,112,636	9,888	3.52%
Investment securities - taxable	733,539	3,735	2.04%	763,905	3,998	2.09%
Investment securities - non-taxable (2)	135,749	1,267	3.73%	138,267	1,318	3.81%
Federal funds sold and securities purchased under agreements to resell	27,114	36	0.54%	20,801	15	0.29%
Interest-bearing deposits in other financial institutions	302,485	426	0.57%	479,752	302	0.25%
Other	49,455	487	3.94%	48,554	429	3.53%
Interest-earning assets, gross	7,662,359	98,539	5.11%	7,320,645	96,637	5.25%
Allowance for loan losses	(51,004)			(41,466)
Interest-earning assets, net	7,611,355			7,279,179
Noninterest-earning assets	1,040,375			1,126,700
Total assets	$8,651,730			$8,405,879

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,558,852	$4,982	0.44%	$4,363,195	$4,556	0.42%
Notes payable and other borrowings	515,004	727	0.56%	651,281	379	0.23%
Total interest-bearing liabilities (3)	5,073,856	5,709	0.44%	5,014,476	4,935	0.39%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,225,626			2,140,807
Other liabilities	59,844			48,358
Total liabilities	7,359,326			7,203,641
Stockholders’ equity	1,292,404			1,202,238
Total liabilities and stockholders’ equity	$8,651,730			$8,405,879

Net interest income (2)		$92,830			$91,702
Net interest spread (2)			4.66%			4.85%
Net interest margin (2)			4.87%			5.02%

	Six Months Ended June 30,
	2016			2015
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,180,571	$157,687	6.04%	$4,742,687	$154,628	6.50%
Subsidiary warehouse lines of credit	1,071,328	20,991	3.88%	1,010,350	17,951	3.53%
Investment securities - taxable	735,553	7,667	2.08%	802,914	8,781	2.19%
Investment securities - non-taxable (2)	139,068	2,568	3.69%	142,141	2,704	3.80%
Federal funds sold and securities purchased under agreements to resell	23,221	63	0.54%	23,069	32	0.28%
Interest-bearing deposits in other financial institutions	316,936	855	0.54%	617,865	844	0.28%
Other	51,504	998	3.87%	46,647	850	3.64%
Interest-earning assets, gross	7,518,181	190,829	5.04%	7,385,673	185,790	5.01%
Allowance for loan losses	(49,821)			(41,282)
Interest-earning assets, net	7,468,360			7,344,391
Noninterest-earning assets	1,053,622			1,155,379
Total assets	$8,521,982			$8,499,770

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,494,259	$9,689	0.43%	$4,520,424	$8,879	0.40%
Notes payable and other borrowings	512,534	1,400	0.54%	620,499	935	0.30%
Total interest-bearing liabilities (3)	5,006,793	11,089	0.44%	5,140,923	9,814	0.38%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,190,428			2,112,617
Other liabilities	47,401			62,009
Total liabilities	7,244,622			7,315,549
Stockholders’ equity	1,277,360			1,184,221
Total liabilities and stockholders’ equity	$8,521,982			$8,499,770

Net interest income (2)		$179,740			$175,976
Net interest spread (2)			4.59%			4.63%
Net interest margin (2)			4.81%			4.80%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable basis with annualized taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $0.5 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively.

(3)

Excludes the allocation of interest expense on PlainsCapital debt of $0.3 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 vs. 2015			2016 vs. 2015
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$8,501	$(7,882)	$619	$14,151	$(11,092)	$3,059
Subsidiary warehouse lines of credit	327	1,067	1,394	1,072	1,968	3,040
Investment securities - taxable	(158)	(105)	(263)	(733)	(381)	(1,114)
Investment securities - non-taxable (2)	(24)	(27)	(51)	(58)	(78)	(136)
Federal funds sold and securities purchased under agreements to resell	4	17	21	—	31	31
Interest-bearing deposits in other financial institutions	(111)	235	124	(412)	423	11
Other	8	50	58	88	60	148
Total interest income (2)	8,547	(6,645)	1,902	14,108	(9,069)	5,039

Interest expense
Deposits	$204	$222	$426	$(52)	$862	$810
Notes payable and other borrowings	(79)	427	348	(162)	627	465
Total interest expense	125	649	774	(214)	1,489	1,275

Net interest income (2)	$8,422	$(7,294)	$1,128	$14,322	$(10,558)	$3,764

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Taxable equivalent net interest income increased $1.1 million and $3.8 million during the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Increases in the volume of interest-earning assets, primarily on the loan portfolio and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $8.5 million and $14.1 million during the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $6.6 million and $9.1 million during the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to the net effects of lower yields on the loan and investment portfolios, partially offset by the favorable change in yields on subsidiary warehouse lines of credit during the current quarter. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $0.6 million and $1.5 million during the three and six months ended June 30, 2016, compared with the same periods in 2015.

The banking segment’s noninterest income was $13.3 million and $15.0 million during the three months ended June 30, 2016 and 2015, respectively, and $26.3 million and $34.4 million during the six months ended June 30, 2016 and 2015, respectively. The decrease in noninterest income during the three months ended June 30, 2016, compared to the same period in 2015, was primarily due to year-over-year decreases in intercompany financing charges and OREO income. The year-over-year decrease during the six months ended June 30, 2016 was primarily due to $4.4 million of realized gains on securities acquired in the SWS Merger and subsequently sold during the three months ended March 31, 2015, that did not recur during the same period in 2016, as well as items during the first quarter of 2016 previously discussed.

The banking segment’s noninterest expenses were $55.1 million and $60.3 million during the three months ended June 30, 2016 and 2015, respectively, and $119.5 million and $118.9 million during the six months ended June 30, 2016 and 2015, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. The decrease in noninterest expenses during the three months ended June 30, 2016, compared to the same period in 2015, was primarily due to reduced professional fees, repossession and foreclosure expenses, and increased gains on the sale of certain OREO assets acquired in the FNB Transaction. The slight increase in noninterest expenses during the six months ended June 30, 2016, compared to the same period in 2015, primarily included a downward valuation adjustment associated with a significant covered OREO property of $7.9 million during the first quarter of 2016 and a year-over-year increase in the “true-up” payment accrual associated with covered assets of $3.9 million, offset by a reduction of $3.0 million in pre-tax integration-related costs directly attributable to the integration of the former SWS FSB related to employee expenses, as well as decreases in occupancy expenses associated with closed branches and professional fees.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment during the three and six months ended June 30, 2016 was $18.3 million and $22.1 million, respectively, compared with losses before income taxes during the same periods in 2015 of $1.9 million and $5.4 million, respectively. The changes in income (loss) before income taxes during the three and six months ended June 30, 2016, compared with the same periods in 2015, were primarily the result of increases in gains from derivative and trading portfolio activities, as well as decreases in compensation and benefits expenses related to the integration and merger of FSC and Hilltop Securities, partially offset by decreases in both securities commissions and fees and investment banking and advisory fees.

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Net interest income:
Securities lending	$1,410	$2,786	$(1,376)	$3,012	$5,298	$(2,286)
Other	6,030	5,237	793	11,479	10,721	758
Total net interest income	7,440	8,023	(583)	14,491	16,019	(1,528)
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	14,731	13,919	812	28,581	30,100	(1,519)
Retail	18,468	20,540	(2,072)	36,219	40,398	(4,179)
Clearing	7,238	5,237	2,001	13,753	10,488	3,265
Other	921	2,094	(1,173)	2,007	3,715	(1,708)
	41,358	41,790	(432)	80,560	84,701	(4,141)
Investment banking and advisory fees by business line:
Public finance	22,573	23,902	(1,329)	40,128	42,832	(2,704)
Capital markets	1,948	70	1,878	3,318	828	2,490
Retail	3,641	4,007	(366)	7,227	7,970	(743)
Structured finance	1,167	1,622	(455)	2,471	2,801	(330)
Clearing	24	12	12	31	24	7
Other	1	52	(51)	(2)	132	(134)
	29,354	29,665	(311)	53,173	54,587	(1,414)
Other	32,188	8,793	23,395	50,049	20,488	29,561
Total noninterest income	102,900	80,248	22,652	183,782	159,776	24,006
Noninterest expense:
Compensation and benefits expenses	63,976	64,304	(328)	121,792	128,662	(6,870)
Other	28,067	25,898	2,169	54,419	52,536	1,883
Total noninterest expense	92,043	90,202	1,841	176,211	181,198	(4,987)

Income (loss) before income taxes	$18,297	$(1,931)	$20,228	$22,062	$(5,403)	$27,465

(1)

Securities commissions and fees includes income of $0.9 million and $0.6 million during the three months ended June 30, 2016 and 2015, respectively, and $1.8 million and $0.6 million during the six months ended June 30, 2016 and 2015, respectively, that is eliminated in consolidation.

The broker-dealer segment had net interest income of $7.4 million and $8.0 million during the three months ended June 30, 2016 and 2015, respectively, and net interest income of $14.5 million and $16.0 million during the six months ended June 30, 2016 and 2015, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The year-over-year decreases between the three and six months ended June 30, 2016 and the comparable periods in 2015 were primarily due to a two basis point reduction in the spread earned in the broker-dealer segment’s stock lending business and a decrease in its average stock borrow/loan program balances.

Noninterest income was $102.9 million and $80.2 million during the three months ended June 30, 2016 and 2015, respectively, and $183.8 million and $159.8 million during the six months ended June 30, 2016 and 2015, respectively. The increase in noninterest income of $22.7 million during the three months ended June 30, 2016, compared with the same period in 2015, was primarily due to a $23.1 million increase in the income earned from the broker-dealer segment’s derivative and trading portfolio activities. The increase in noninterest income of $24.0 million during the six months ended June 30, 2016, compared with the same period in 2015, was primarily due to a $29.3 million increase in the income earned from the broker-dealer segment’s derivative and trading portfolio activities, offset by decreases of $4.1 million in securities commissions and fees primarily due to a decrease in the commissions earned on municipal bond transactions, and $1.4 million in investment banking and advisory fees primarily due to a decline in the aggregate dollar amount of public finance issuances.

The broker-dealer segment participates in programs in which it issues forward purchase commitments of mortgage-backed securities to certain non-profit housing clients and sells U.S. Agency to-be-announced (“TBA”) securities. Additionally, TBA purchase and sales agreements are entered into to assist small to mid-size mortgage loan originators in hedging the interest rate risk associated with their client-owned mortgages. The fair values of these derivative instruments increased $2.6 million and $9.2 million during the three months ended June 30, 2016 and 2015, respectively, a year-over-year decline of $6.6 million, and increased $9.5 million and $17.8 million during the six months ended June 30, 2016 and 2015, respectively, a year-over-year decline of $8.3 million. During the three and six months ended June 30, 2016, the TBA-related business represented 23% and 20%, respectively, of broker-dealer segment revenues, compared to 10% for both the three and six months ended June 30, 2015. The Hilltop Broker-Dealers also hold trading securities to support sales, underwriting and other customer activities. The fair values of securities within this trading portfolio increased $29.4 million during the three months ended June 30, 2016, compared with a decrease of $0.4 million during the three months ended June 30, 2015, and increased $40.2 million and $2.6 million during the six months ended June 30, 2016 and 2015, respectively. The year-over-year improvement in the fair values of securities within the trading portfolio of $29.8 million and $37.6 million during the three and six months ended June 30, 2016, compared with same periods in 2015, were primarily the result of increases in net gains earned in the trading activities associated with mortgage-backed securities of $23.5 million and $28.9 million, respectively.

Noninterest expenses, including provision for loan losses, were $92.0 million and $90.2 million during the three months ended June 30, 2016 and 2015, respectively, and $176.2 million and $181.2 million during the six months ended June 30, 2016 and 2015, respectively. The increase in noninterest expenses, including provision for loan losses, of $1.8 million during the three months ended June 30, 2016, compared to the same period in 2015, was primarily due to an increase in legal expenses associated with ongoing litigation matters, partially offset by a decrease of $0.3 million in compensation and benefits expenses, which was in part a product of the integration and merger of FSC and Hilltop Securities. The decrease in noninterest expenses, including provision for loan losses, of $5.0 million during the six months ended June 30, 2016, compared to the same period in 2015, was primarily due a decrease of $6.9 million in compensation and benefits expenses, which was in part a product of the integration and merger of FSC and Hilltop Securities, partially offset by an increase in legal expenses associated with ongoing litigation matters. During the three months ended June 30, 2016, the broker-dealer segment incurred pre-tax integration-related costs resulting from employee expenses and professional fees directly attributable to the integration of SWS of $0.4 million and $0.4 million, respectively, compared with employee expenses, professional fees and contractual expenses of $2.9 million, $0.6 million and $1.5 million, respectively, during the three months ended June 30, 2015. During the six months ended June 30, 2016, the broker-dealer segment incurred pre-tax integration-related costs resulting from employee expenses, professional fees and contractual expenses directly attributable to the integration of SWS of $2.1 million, $2.6 million and $0.1 million, respectively, compared with pre-tax transaction costs of $0.8 million, and employee expenses, professional fees and contractual expenses of $5.1 million, $0.8 million and $1.5 million, respectively, during the six months ended June 30, 2015.

On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Since this approval, we have integrated the back-office systems of FSC and Hilltop Securities and, effective as of January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. As a result, we began realizing cost savings in 2016, although these cost savings have been partially offset by integration costs that we incurred during the first six months of 2016.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Compensation as a % of net revenue	58.0%	72.8%	61.4%	73.2%
FDIC insured program balances at PlainsCapital Bank (end of period)			$850,126	$674,579
Other FDIC insured program balances (end of period)			$1,408,144	$1,079,549
Customer margin balances (end of period)			$364,607	$413,860
Customer funds on deposit, including short credits (end of period)			$356,071	$497,345

Public finance:
Number of issues	524	487	908	870
Aggregate amount of offerings	$20,932,716	$18,683,824	$42,986,679	$43,875,884

Capital markets:
Total volumes	$23,782,437	$18,777,064	$42,952,969	$36,283,310
Net inventory (end of period)			$110,676	$108,374

Retail:
Retail employee representatives (end of period)			117	132
Independent registered representatives (end of period)			232	250

Structured finance:
Lock production/TBA volume	$1,808,637	$1,041,224	$2,872,705	$1,705,504

Clearing:
Total tickets	$424,896	$544,857	$960,052	$1,063,972
Correspondents (end of period)			178	209

Securities lending:
Interest-earning assets - stock borrowed (end of period)			$2,105,818	$1,985,580
Interest-bearing liabilities - stock loaned (end of period)			$2,009,065	$1,923,756

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment during the three months ended June 30, 2016 and 2015 was $28.1 million and $21.1 million, respectively, and $37.2 million and $31.1 million during the six months ended June 30, 2016 and 2015, respectively. The increases in income before income taxes during the three and six months ended June 30, 2016, compared to the same periods in 2015, were primarily due to increases in noninterest income, partially offset by increases in segment operating costs, and to a lesser extent, compensation that varies with the volume of mortgage loan originations (“variable compensation”). Net interest expense of $2.3 million during each of the three months ended June 30, 2016 and 2015, respectively, and net interest expense of $4.9 million and $5.3 million during the six months ended June 30, 2016 and 2015, respectively, resulted from interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. On October 3, 2015, lender compliance changes associated with TILA-RESPA Integrated Disclosures (“TRID”) became effective and significantly modified required disclosure documents and settlement procedures associated with home mortgage loans. PrimeLending has not experienced significant delays in loan closings due to the implementation of TRID. The long-term impact of TRID-related costs are yet unknown.

The mortgage origination segment originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2016	Total	2015	Total	2016	Total	2015	Total
Mortgage Loan Originations - units	18,167		17,010		31,111		29,373

Mortgage Loan Originations - volume	$4,150,464		$3,833,765		$7,079,579		$6,647,285

Mortgage Loan Originations:
Conventional	$2,592,546	62.46%	$2,422,374	63.19%	$4,428,250	62.55%	$4,269,787	64.23%
Government	1,034,720	24.93%	997,726	26.02%	1,721,285	24.31%	1,667,262	25.08%
Jumbo	348,872	8.41%	261,033	6.81%	615,394	8.69%	472,866	7.12%
Other	174,326	4.20%	152,632	3.98%	314,650	4.45%	237,370	3.57%
	$4,150,464	100.00%	$3,833,765	100.00%	$7,079,579	100.00%	$6,647,285	100.00%

Home purchases	$3,261,386	78.58%	$2,913,479	76.00%	$5,312,210	75.04%	$4,601,838	69.23%
Refinancings	889,078	21.42%	920,286	24.00%	1,767,369	24.96%	2,045,447	30.77%
	$4,150,464	100.00%	$3,833,765	100.00%	$7,079,579	100.00%	$6,647,285	100.00%

Texas	$869,415	20.95%	$827,197	21.58%	$1,531,907	21.64%	$1,416,627	21.31%
California	549,771	13.25%	565,335	14.75%	995,985	14.07%	1,052,413	15.83%
Florida	213,776	5.15%	174,574	4.55%	364,997	5.16%	304,070	4.57%
Ohio	186,464	4.49%	159,831	4.17%	300,783	4.25%	267,275	4.02%
North Carolina	153,613	3.70%	137,985	3.60%	250,322	3.54%	245,831	3.70%
Arizona	147,768	3.56%	124,020	3.23%	246,970	3.49%	214,512	3.23%
Washington	142,919	3.44%	125,563	3.28%	246,622	3.48%	217,446	3.27%
Maryland	140,796	3.39%	124,114	3.24%	229,027	3.24%	224,111	3.37%
Missouri	125,317	3.02%	124,418	3.24%	211,445	2.99%	199,321	3.00%
South Carolina	126,691	3.05%	111,251	2.90%	208,500	2.95%	194,019	2.92%
All other states	1,493,934	36.00%	1,359,477	35.46%	2,493,021	35.19%	2,311,660	34.78%
	$4,150,464	100.00%	$3,833,765	100.00%	$7,079,579	100.00%	$6,647,285	100.00%

Mortgage Loan Sales - volume	$3,964,190		$3,635,853		$7,081,795		$6,541,119

Refinancing volume decreased to $889.1 million during the three months ended June 30, 2016 from $920.3 million from the three months ended June 30, 2015 (representing 21.4% and 24.0%, respectively, of total loan origination volume), while refinancing volume decreased to $1.8 billion during the six months ended June 30, 2016 from $2.0 billion during the six months ended June 30, 2015 (representing 25.0% and 30.8%, respectively, of total loan origination volume). Home purchases volume increased 11.9% to $3.3 billion during the three months ended June 30, 2016 from $2.9 billion during the three months ended June 30, 2015, while home purchases volume increased 15.4% to $5.3 billion during the six months ended June 30, 2016 from $4.6 billion during the six months ended June 30, 2015.

The mortgage origination segment’s total loan origination volume during the three and six months ended June 30, 2016 increased 8.3% and 6.5%, respectively, compared to the same periods in 2015, while income before income taxes during the three and six months ended June 30, 2016 increased 32.9% and 19.6%, respectively, compared to the same periods in 2015. The increase in income before taxes during the three months ended June 30, 2016 was primarily due to noninterest income increasing by 14.7%, while noninterest expense increased at a lesser rate of 12.2%, and the increase in income before taxes during the six months ended June 30, 2016 was primarily due to noninterest income increasing by 11.8%, while noninterest expense increased at a slightly lesser rate of 11.2%.

Noninterest income was $192.9 million and $168.2 million during the three months ended June 30, 2016 and 2015, respectively, and $339.2 million and $303.5 million during the six months ended June 30, 2016 and 2015, respectively, and was comprised of the following (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Net gains from sale of loans	$150,014	$134,083	$15,931	$265,248	$242,713	$22,535
Mortgage loan origination fees	25,797	20,958	4,839	44,610	35,547	9,063
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	12,637	6,499	6,138	21,495	19,672	1,823
Mortgage servicing rights asset	(1,315)	2,414	(3,729)	(3,802)	(2,874)	(928)
Servicing fees	5,748	4,274	1,474	11,668	8,462	3,206
	$192,881	$168,228	$24,653	$339,219	$303,520	$35,699

Net gains from sale of loans increased 11.9% and 9.3%, and mortgage loan origination fees increased 23.1% and 25.5% during the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. The increase in net gains from sale of loans during the three months ended June 30, 2016 was primarily a result of a 9.0% increase in total loan sales volume, in addition to a slight increase in average loan sales margin, compared with the same period in 2015. The increase in net gains from sale of loans during the six months ended June 30, 2016 was primarily a result of an 8.3% increase in total loan sales volume. The average loan sales margin was relatively unchanged during the six months ended June 30, 2016, compared with the same period in 2015. The increases in mortgage loan origination fees were primarily a result of increases in average loan origination fees during the three and six months ended June 30, 2016, compared with the same periods in 2015. Also contributing to the increase in mortgage loan origination fees were increases of 8.3% and 6.5% in total loan origination volume during the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015.

During the three and six months ended June 30, 2016, noninterest income included $12.6 million and $21.5 million, respectively, of increases in net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. These increases were primarily a result of increases in the volume of IRLCs and mortgage loans held during these periods. A slight increase in the average value of individual IRLCs and mortgage loans during the three months ended June 30, 2016, also contributed to the increase during that period. A slight decrease in the average value of individual IRLCs and mortgage loans during the six months ended June 30, 2016, partially offset the increase resulting from increased volume during that period.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the three months ended June 30, 2016, the mortgage origination segment retained servicing on approximately 25% of loans sold, compared to 21% during the same period in 2015. During both the six months ended June 30, 2016 and 2015, the mortgage origination segment retained servicing on approximately 16% of loans sold. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related mortgage servicing rights (“MSR”) asset was valued at $34.5 million on $5.0 billion of serviced loan volume at June 30, 2016, compared with a value of $53.5 million on $5.2 billion of serviced loan volume at December 31, 2015. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including interest rate swaps, swaptions and forward commitments to sell mortgage-backed securities, as a means to mitigate market risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $1.3 million and $3.8 million during the three and six months ended June 30, 2016, respectively, compared to a net gain of $2.4 million and a net loss of $2.9 million during the three and six months ended June 30, 2015, respectively. In addition to these gains and losses, net servicing income was $2.5 million and $4.9 million during three and six months ended June 30, 2016, respectively, compared with $1.9 million and $4.0 million during the same periods in 2015, respectively. In May 2016, the mortgage origination segment sold MSR assets of $7.6 million, which represented $917.4 million of its serviced loan volume at the time.

Noninterest expenses were $162.5 million and $144.8 million during the three months ended June 30, 2016 and 2015, respectively, and $297.2 million and $267.1 million during the six months ended June 30, 2016 and 2015, respectively, and were comprised of the following (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Variable compensation	$74,604	$67,172	$7,432	$126,293	$115,302	$10,991
Segment operating costs	75,222	64,152	11,070	147,213	125,932	21,281
Lender paid closing costs	9,416	11,123	(1,707)	16,915	21,440	(4,525)
Servicing expense	3,246	2,372	874	6,739	4,447	2,292
	$162,488	$144,819	$17,669	$297,160	$267,121	$30,039

Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Variable compensation increased $7.4 million and $11.0 million during the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015, and comprised 64.0% and 66.7% of the total employees’ compensation and benefits expenses during the three months ended June 30, 2016 and 2015, respectively, and 61.0% and 64.1% of total employees’ compensation and benefits expenses during the six months ended June 30, 2016 and 2015, respectively. Variable compensation tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved.

While total loan origination volume increased 8.3% and 6.5% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, the mortgage origination segment’s operating costs increased 17.3% and 16.9%, respectively. The largest increases in segment operating costs during the three and six months ended June 30, 2016, compared to the same periods in 2015, were increases in salaries and benefits totaling $8.6 million and $15.9 million, respectively. These increases were primarily the result of increases in headcount related to loan processing, loan fulfillment and technology functions. The increases in loan processing and fulfillment headcount levels were initiated during 2015 primarily to address growth in loan origination volume that began in 2014 and to address the implementation of TRID. The remaining increases in segment operating costs during the three and six months ended June 30, 2016, compared to the same periods in 2015, were primarily associated with a slight increase in mortgage branch locations and technology initiatives. Historically, segment operating costs tend to fluctuate with, but at a lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume.

In exchange for a higher interest rate, a customer may opt to have PrimeLending pay certain costs associated with the origination of their mortgage loan (“lender paid closing costs”). Fluctuations in lender paid closing costs are not always aligned with fluctuations in loan origination volume. Other loan pricing conditions, including the mortgage loan interest rate, loan origination fees paid by the customer, and a customer’s willingness to pay closing costs, may influence fluctuations in lender paid closing costs.

Between January 1, 2007, and June 30, 2016, the mortgage origination segment sold mortgage loans totaling $80.6 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2007, it does not anticipate experiencing significant losses in the future on loans originated prior to 2007 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2007 and June 30, 2016 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$205,108	0.25%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	238,415	0.30%	23,614	0.03%
	$443,523	0.55%	$23,614	0.03%

(1)	Losses incurred include refunded purchased servicing rights.

At June 30, 2016 and December 31, 2015, the mortgage origination segment’s indemnification liability reserve totaled $18.2 million and $16.6 million, respectively. The related provision for indemnification losses was $1.2 million during each of the three months ended June 30, 2016 and 2015, and $2.1 million and $2.0 million during the six months ended June 30, 2016 and 2015, respectively.

Insurance Segment

Losses before income taxes in our insurance segment were $9.6 million and $12.5 million during the three months ended June 30, 2016 and 2015, respectively, and $3.4 million and $3.4 million during the six months ended June 30, 2016 and 2015. The year-over-year decline in losses before income taxes during the three months ended June 30, 2016, compared with the same period in 2015, was primarily a result of the benefit of the current reinsurance structure, which, given the acceleration of weather-related losses into the first quarter of 2016, that has limited the insurance segment’s retention of claims losses associated with sub-catastrophic weather-related events experienced through June 30, 2016. The resulting reduction in loss and LAE expenses was at a greater rate than the decline experienced in net insurance premiums earned during the three months ended June 30, 2016, compared with the same period in 2015.

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

The insurance segment periodically reviews the pricing of its primary products in each state of operation utilizing a consulting actuarial firm to supplement normal review processes resulting in filings to adjust rates as deemed necessary. The benefit of these rate actions are not fully realized until all customers renew their policies under the new rates, typically one year from the date of rate change implementation. Concurrently, business concentrations are reviewed and actions initiated, including cancellation of agents, non-renewal of policies and cessation of new business writing on certain products in problematic geographic areas. Rate actions have historically reduced the rate of premium growth for targeted areas when compared with the patterns exhibited in prior quarters and years and reduced the insurance segment’s exposure to volatile weather in these areas, but competition and customer response to rate increases has negatively impacted customer retention and new business. The insurance segment aims to manage and diversify its business concentrations and products to minimize the effects of future weather-related events.

The insurance segment’s operations resulted in combined ratios of 130.0% and 135.8% during the three months ended June 30, 2016 and 2015, respectively, and 108.9% and 109.0% during the six months ended June 30, 2016 and 2015, respectively. The decrease in the combined ratio during the three months ended June 30, 2016, compared with the same period in 2015, was primarily driven by the decrease in the loss and LAE ratio that was primarily a result of the benefit of the current reinsurance structure that has limited the insurance segment’s retention of claims losses associated with sub-catastrophic weather-related events experienced through June 30, 2016. Additionally, premiums earned decreasing at a lesser rate than loss and LAE expense also contributed to the decline in the loss and LAE ratio during the three months ended June 30, 2016, compared to the same period in 2015. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $41.4 million and $42.8 million during the three months ended June 30, 2016 and 2015, respectively, included net insurance premiums earned of $38.7 million and $40.3 million, respectively, while noninterest income of $83.2 million and $84.7 million during the six months ended June 30, 2016 and 2015, respectively, included net insurance premiums earned of $78.5 million and $79.9 million, respectively. The year-over-year decreases in net insurance premiums earned were primarily due to the effect of the decreases in net premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Direct Insurance Premiums Written:
Homeowners	$18,240	$20,519	$(2,279)	$34,234	$38,614	$(4,380)
Fire	13,030	14,465	(1,435)	24,936	27,911	(2,975)
Mobile Home	10,486	10,549	(63)	20,781	20,776	5
Commercial	868	946	(78)	1,712	1,899	(187)
Other	51	85	(34)	91	113	(22)
	$42,675	$46,564	$(3,889)	$81,754	$89,313	$(7,559)

The total direct insurance premiums written for our three largest insurance product lines decreased by $3.8 million and $7.4 million during the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015, due to the continued effects of efforts to reduce concentrations both geographically and within specific product lines, agent management initiatives and competitive pressure.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Net Insurance Premiums Earned:
Homeowners	$16,590	$17,789	$(1,199)	$32,853	$34,537	$(1,684)
Fire	11,824	12,520	(696)	23,929	24,965	(1,036)
Mobile Home	9,475	9,118	357	19,942	18,583	1,359
Commercial	785	817	(32)	1,643	1,699	(56)
Other	47	74	(27)	87	101	(14)
	$38,721	$40,318	$(1,597)	$78,454	$79,885	$(1,431)

Net insurance premiums earned during the three and six months ended June 30, 2016 decreased compared to the same periods in 2015, primarily due to decreases in net premiums written. The decreases in net insurance premiums earned, when compared with the patterns exhibited in prior quarters and years, reflects the effects of the insurance segment’s previously discussed efforts to manage and diversify its business concentrations and products to minimize the effects of future weather-related events, slightly offset by the benefit of the current reinsurance structure.

Noninterest expenses of $51.7 million and $56.1 million during the three months ended June 30, 2016 and 2015, respectively, and $88.1 million and $89.5 million during the six months ended June 30, 2016 and 2015, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended June 30, 2016 was $37.2 million, compared with $41.2 million during the same period in 2015, resulting in loss and LAE ratios of 96.1% and 102.3%, respectively. Loss and LAE during the six months ended June 30, 2016 was $59.2 million, compared with $60.1 million during the same period in 2015, resulting in loss and LAE ratios of 75.4% and 75.2%, respectively. The decrease in the loss and LAE ratio during the three months ended June 30, 2016, compared to the same period in 2015, was primarily a result of the benefit of the current reinsurance structure that has limited the insurance segment’s retention of claims losses associated with sub-catastrophic weather-related events experienced through June 30, 2016. The relatively comparable claims loss experience during the six months ended June 30, 2016, compared to the same period in 2015, was positively impacted by an increase in reinsurance recoverables of $2.3 million, resulting in a reduction in loss and LAE expenses. Additionally, net insurance premiums earned decreasing at a comparable rate to loss and LAE expenses also contributed to the stablization in the loss and LAE ratio during the six months ended June 30, 2016, compared to the same period in 2015.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Amortization of deferred policy acquisition costs	$9,687	$10,059	$(372)	$19,880	$20,100	$(220)
Other underwriting expenses	4,394	4,308	86	8,174	8,474	(300)
Total	14,081	14,367	(286)	28,054	28,574	(520)
Agency expenses	(970)	(855)	(115)	(1,764)	(1,560)	(204)
Total less agency expenses	$13,111	$13,512	$(401)	$26,290	$27,014	$(724)
Net insurance premiums earned	$38,721	$40,318	$(1,597)	$78,454	$79,885	$(1,431)
Expense ratio	33.9%	33.5%	0.4%	33.5%	33.8%	(0.3)%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs.

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have cash resources available to make acquisitions. Investment and interest income earned was $0.1 million during each of the three months ended June 30, 2016 and 2015, respectively, and $0.3 million and $0.2 million during the six months ended June 30, 2016 and 2015, respectively. Investment and interest income during the six months ended June 30, 2016 primarily consisted of intercompany interest earned on a note receivables held with Securities Holdings and First Southwest that were paid off in January 2016 and March 2016, respectively.

Interest expense was $1.9 million and $1.7 million during the three months ended June 30, 2016 and 2015, respectively, and $3.8 million and $1.7 million during the six months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2015, Hilltop completed its issuance of Senior Notes and used the net proceeds of the offering to redeem all of its outstanding Series B Preferred Stock at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million. Consequently, recurring quarterly interest expense of $1.9 million will be incurred.

Noninterest income of $81.3 million during the six months ended June 30, 2015 represents the recognition of a bargain purchase gain related to the SWS Merger. Included in the bargain purchase gain was a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual Section 382 limitation on their usage because of the ownership change.

Noninterest expenses of $6.5 million and $1.9 million during the three months ended June 30, 2016 and 2015, respectively, and $12.3 million and $11.5 million during the six months ended June 30, 2016 and 2015, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs. During the three months ended June 30, 2016, compared with the same period in 2015, noninterest expenses primarily included increases in transaction and integration-related costs directly attributable to the SWS Merger of $3.3 million, employees’ compensation and benefits costs of $0.7 million associated with increases in headcount and incentive compensation costs, and professional fees of $0.6 million. During the six months ended June 30, 2016, compared with the same period in 2015, noninterest expenses primarily included increases in employees’ compensation and benefits costs of $0.5 million associated with increases in headcount and incentive compensation costs, and professional fees of $0.8 million, partially offset by a decrease of $0.9 million in transaction and integration-related costs directly attributable to the SWS Merger. Specifically, during the six months ended June 30, 2016, Hilltop incurred pre-tax transaction costs related to the SWS Merger of $2.3 million, compared with $2.8 million in pre-tax transaction costs and $0.4 million in pre-tax integration costs associated with professional fees during the six months ended June 30, 2015.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2016 as compared with December 31, 2015.

Securities Portfolio

At June 30, 2016, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2016	2015
Trading securities, at fair value
U.S. Treasury securities	$—	$20,481
U.S. government agencies:
Bonds	61,967	36,244
Residential mortgage-backed securities	4,897	12,505
Commercial mortgage-backed securities	17,141	19,280
Collateralized mortgage obligations	3,744	264
Corporate debt securities	57,805	34,735
States and political subdivisions	99,918	58,588
Unit investment trusts	52,778	18,400
Private-label securitized product	5,574	12,324
Other	1,594	1,325
	305,418	214,146
Securities available for sale, at fair value
U.S. Treasury securities	44,959	44,603
U.S. government agencies:
Bonds	150,403	296,636
Residential mortgage-backed securities	30,930	35,853
Commercial mortgage-backed securities	9,424	9,207
Collateralized mortgage obligations	61,715	52,701
Corporate debt securities	92,240	97,950
States and political subdivisions	108,724	118,725
Commercial mortgage-backed securities	526	531
Equity securities	18,863	17,500
	517,784	673,706
Securities held to maturity, at amortized cost
U.S. Treasury securities	—	25,146
U.S. government agencies:
Bonds	34,311	69,379
Residential mortgage-backed securities	22,216	23,735
Commercial mortgage-backed securities	18,498	18,658
Collateralized mortgage obligations	251,777	167,541
States and political subdivisions	27,641	27,563
	354,443	332,022
Total securities portfolio	$1,177,645	$1,219,874

We had net unrealized gains of $13.1 million and $3.7 million at June 30, 2016 and December 31, 2015, respectively, related to the available for sale investment portfolio, and a net unrealized gain associated with the securities held to maturity portfolio of $5.5 million at June 30, 2016, compared with a net unrealized loss of $0.6 million at December 31, 2015.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2016, the banking segment’s securities portfolio of $749.7 million was comprised of trading securities of $16.5 million, available for sale securities of $378.8 million and held to maturity securities of $354.4 million.

Broker-Dealer Segment

Our broker-dealer segment holds securities to support sales, underwriting and other customer activities. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $288.9 million at June 30, 2016 as trading. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $178.2 million at June 30, 2016.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At June 30, 2016, the insurance segment’s securities portfolio was comprised of $138.9 million in available for sale securities and $5.6 million of other investments included in other assets within the consolidated balance sheet.

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

	Loans, excluding	PCI	Total
June 30, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,625,665	$12,454	$1,638,119
Real estate	2,550,106	44,729	2,594,835
Construction and land development	689,610	3,841	693,451
Consumer	41,238	376	41,614
Broker-dealer	504,427	—	504,427
Non-covered loans, gross	5,411,046	61,400	5,472,446
Allowance for loan losses	(47,691)	(3,322)	(51,013)
Non-covered loans, net of allowance	$5,363,355	$58,078	$5,421,433

	Loans, excluding	PCI	Total
December 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$1,539,455	$13,350	$1,552,805
Real estate	2,260,464	52,775	2,313,239
Construction and land development	700,206	5,150	705,356
Consumer	44,893	779	45,672
Broker-dealer	602,968	—	602,968
Non-covered loans, gross	5,147,986	72,054	5,220,040
Allowance for loan losses	(40,929)	(4,486)	(45,415)
Non-covered loans, net of allowance	$5,107,057	$67,568	$5,174,625

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $6.4 billion and $5.9 billion at June 30, 2016 and December 31, 2015, respectively. The banking segment’s non-covered loan portfolio includes a $1.5 billion warehouse line of credit extended to PrimeLending, of which $1.4 billion was drawn at June 30, 2016 and December 31, 2015. During July 2016, this warehouse line of credit was temporarily increased to a commitment of $1.8 billion and is scheduled to revert to a commitment of $1.5 billion on October 1, 2016. Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At June 30, 2016, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 32.8%, 14.6% and 12.7%, respectively, of the banking segment’s total non-covered loans at June 30, 2016. The banking segment’s non-covered loan concentrations were within regulatory guidelines at June 30, 2016.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $504.0 million and $602.8 million at June 30, 2016 and December 31, 2015, respectively. This decrease was primarily attributable to decreases of $49.4 million in borrowings in margin accounts and $36.3 million in receivables from correspondents.

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

	June 30,	December 31,
	2016	2015
Loans held for sale:
Unpaid principal balance	$1,425,480	$1,410,445
Fair value adjustment	66,320	50,390
	$1,491,800	$1,460,835
IRLCs:
Unpaid principal balance	$1,665,883	$944,942
Fair value adjustment	52,318	23,762
	$1,718,201	$968,704

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at June 30, 2016 and December 31, 2015 were $2.6 billion and $2.0 billion, respectively, while the related estimated fair values were ($19.2) million and ($1.2) million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”). There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”). As of June 30, 2016, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the FDIC Indemnification Asset. As of June 30, 2016, the Bank had billed $147.1 million of covered net losses to the FDIC, of which 80%, or $117.7 million, were reimbursable under the loss-share agreements. As of June 30, 2016, the Bank had received aggregate reimbursements of $117.7 million from the FDIC, which represented reimbursable covered losses and expenses through March 31, 2016. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $9.4 million at June 30, 2016 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the FDIC Indemnification Asset will be adjusted and therefore may not be realized. If the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses are lower than currently estimated, the Bank may be required to increase its “true-up” payment accrual and recognize negative accretion (amortization) on the FDIC Indemnification Asset. These changes will be partially offset by increased discount accretion on the covered loan portfolio.

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

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
June 30, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,680	$5,059	$6,739
Real estate	132,623	168,009	300,632
Construction and land development	4,661	11,496	16,157
Covered loans, gross	138,964	184,564	323,528
Allowance for loan losses	(45)	(1,410)	(1,455)
Covered loans, net of allowance	$138,919	$183,154	$322,073

	Loans, excluding	PCI	Total
December 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$1,294	$7,507	$8,801
Real estate	147,502	193,546	341,048
Construction and land development	9,524	20,921	30,445
Covered loans, gross	158,320	221,974	380,294
Allowance for loan losses	(32)	(1,500)	(1,532)
Covered loans, net of allowance	$158,288	$220,474	$378,762

At June 30, 2016, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 58.8% and 34.1%, respectively, of the banking segment’s total covered loans at June 30, 2016. The banking segment’s covered loan concentrations were within regulatory guidelines at June 30, 2016.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $28.9 million and $0.2 million during the three months ended June 30, 2016 and 2015, respectively, and $32.3 million and $2.8 million during the six months ended June 30, 2016 and 2015, respectively. The significant increases in the provision for loan losses during the three and six months ended June 30, 2016, compared with the same periods in 2015, were primarily the result of the previously mentioned $24.5 million charge-off of a single large loan by the Bank.

The allowance for loan losses is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at June 30, 2016, additional provisions for losses on existing loans may be necessary in the future.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-Covered Portfolio	2016	2015	2016	2015
Balance, beginning of period	$48,450	$39,365	$45,415	$37,041
Provisions charged to operations	28,693	587	32,378	3,381
Recoveries of non-covered loans previously charged off:
Commercial and industrial	481	1,248	1,138	1,920
Real estate	112	90	169	134
Construction and land development	—	—	—	—
Consumer	44	28	84	53
Broker-dealer	—	82	—	124
Total recoveries	637	1,448	1,391	2,231
Non-covered loans charged off:
Commercial and industrial	25,433	678	26,783	1,620
Real estate	1,298	92	1,298	369
Construction and land development	—	—	—	—
Consumer	37	146	89	180
Broker-dealer	(1)	—	1	—
Total charge-offs	26,767	916	28,171	2,169
Net recoveries (charge-offs)	(26,130)	532	(26,780)	62
Balance, end of period	$51,013	$40,484	$51,013	$40,484
Non-covered allowance for loan losses as a percentage of gross non-covered loans			0.93%	0.87%

	Three Months Ended June 30,		Six Months Ended June 30,
Covered Portfolio	2016	2015	2016	2015
Balance, beginning of period	$1,217	$1,388	$1,532	$4,611
Provisions charged to (recapture from) operations	183	(429)	(95)	(536)
Recoveries of covered loans previously charged off:
Commercial and industrial	—	21	—	21
Real estate	10	99	17	99
Construction and land development	101	—	101	—
Total recoveries	111	120	118	120
Covered loans charged off:
Commercial and industrial	—	53	6	953
Real estate	26	83	42	2,299
Construction and land development	30	9	52	9
Total charge-offs	56	145	100	3,261
Net recoveries (charge-offs)	55	(25)	18	(3,141)
Balance, end of period	$1,455	$934	$1,455	$934
Covered allowance for loan losses as a percentage of gross covered loans			0.45%	0.40%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the table below (dollars in thousands).

	June 30, 2016		December 31, 2015
		% of		% of
		Gross		Gross
		Non‑Covered		Non‑Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$20,720	29.93%	$19,845	29.75%
Real estate (including construction and land development)	29,590	60.09%	25,047	57.83%
Consumer	325	0.76%	314	0.87%
Broker-dealer	378	9.22%	209	11.55%
Total	$51,013	100.00%	$45,415	100.00%

	June 30, 2016		December 31, 2015
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans
Commercial and industrial	$55	2.08%	$758	2.31%
Real estate (including construction and land development)	1,400	97.92%	774	97.69%
Total	$1,455	100.00%	$1,532	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio, we had three credit relationships totaling $12.7 million of potential problem loans at June 30, 2016, compared with two credit relationships totaling $1.6 million of non-covered potential problem loans at December 31, 2015. Within our covered loan portfolio, we had one credit relationship totaling $0.5 million of potential problem loans at June 30, 2016, compared with one credit relationship totaling $0.5 million of potential problem loans at December 31, 2015.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	June 30,	December 31,
	2016	2015
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$18,412	$17,764
Real estate	4,777	7,160
Construction and land development	139	114
Consumer	61	7
Broker-dealer	—	—
	$23,389	$25,045

Non-covered non-performing loans as a percentage of total non-covered loans	0.33%	0.37%

Non-covered other real estate owned	$2,656	$394

Other repossessed assets	$—	$—

Non-covered non-performing assets	$26,045	$25,439

Non-covered non-performing assets as a percentage of total assets	0.20%	0.21%

Non-covered loans past due 90 days or more and still accruing	$50,032	$50,776

Troubled debt restructurings included in accruing non-covered loans	$1,235	$1,418

At June 30, 2016, total non-covered non-performing assets increased $0.6 million to $26.0 million, compared with $25.4 million at December 31, 2015. Non-covered non-performing loans totaled $23.4 million at June 30, 2016 and $25.0 million at December 31, 2015. At June 30, 2016, non-covered non-accrual loans included 22 commercial and industrial relationships with loans of $18.4 million secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-covered non-accrual loans at June 30, 2016 also included $4.8 million characterized as real estate loans, including three commercial real estate loan relationships of $2.1 million and loans secured by residential real estate of $2.7 million, $1.9 million of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million. At December 31, 2015, non-covered non-accrual loans included 20 commercial and industrial relationships with loans of $17.4 million secured by accounts receivable, inventory, life insuran;ce, livestock, and oil and gas, and a total of $0.3 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2015 also included $7.2 million characterized as real estate loans, including four commercial real estate loan relationships of $4.6 million and loans secured by residential real estate of $2.6 million, $1.6 million of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million.

Non-covered OREO increased $2.3 million to $2.7 million at June 30, 2016, compared with $0.4 million at December 31, 2015. Changes in non-covered OREO included the addition of 2 properties totaling $2.3 million. At June 30, 2016, non-covered OREO included commercial properties of $2.7 million, while at December 31, 2015, non-covered OREO included commercial properties of $0.4 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $50.0 million and $50.8 million at June 30, 2016 and December 31, 2015, respectively, substantially all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending.

At June 30, 2016, troubled debt restructurings (“TDRs”) on non-covered loans totaled $7.3 million. These TDRs were comprised of $1.2 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $6.1 million reported in non-accrual loans. At December 31, 2015, TDRs on non-covered loans totaled $9.3 million, of which $1.4 million relate to non-covered loans that are considered to be performing and non-covered non-performing loans of $7.9 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	June 30,	December 31,
	2016	2015
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$132	$68
Real estate	2,344	2,958
Construction and land development	12	5,952
	$2,488	$8,978

Covered non-performing loans as a percentage of total covered loans	0.77%	2.36%

Covered other real estate owned:
Real estate - residential	$10,943	$17,718
Real estate - commercial	15,833	33,425
Construction and land development - residential	9,446	9,190
Construction and land development - commercial	31,412	38,757
	$67,634	$99,090

Other repossessed assets	$—	$—

Covered non-performing assets	$70,122	$108,068

Covered non-performing assets as a percentage of total assets	0.54%	0.91%

Covered loans past due 90 days or more and still accruing	$234	$—

Troubled debt restructurings included in accruing covered loans	$875	$515

At June 30, 2016, covered non-performing assets decreased by $37.9 million to $70.1 million, compared with $108.1 million at December 31, 2015, due to decreases in covered non-accrual loans of $6.5 million and covered other real estate owned of $31.5 million. Covered non-performing loans totaled $2.5 million at June 30, 2016 and $9.0 million at December 31, 2015. At June 30, 2016, covered non-performing loans included three commercial and industrial relationships with loans of $0.1 million, one commercial real estate loan relationship of $0.4 million and 21 residential real estate loan relationships of $1.9 million. At December 31, 2015, covered non-performing loans included four commercial and industrial relationships with loans of $0.1 million secured by accounts receivable and inventory, two commercial real estate loan relationships of $0.4 million, 25 residential real estate loan relationships of $2.5 million, as well as construction and land development loans of $6.0 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $31.5 million to $67.6 million at June 30, 2016, compared with $99.1 million at December 31, 2015. The decrease was primarily due to the disposal of 111 properties totaling $29.0 million and fair value valuation decreases of $11.7 million, partially offset by the addition of 79 properties totaling $9.3 million.

Covered non-PCI loans past due 90 days or more and still accruing totaled $0.2 million at June 30, 2016 and included -two residential real estate loans. There were no covered non-PCI loans past due 90 days or more and still accruing at December 31, 2015.

At June 30, 2016, TDRs on covered loans totaled $1.4 million, of which $0.9 million relate to covered loans that are considered to be performing and covered non-performing loans of $0.9 million included in non-accrual loans. At December 31, 2015, TDRs on covered loans totaled $1.5 million, of which $0.5 million relate to covered loans that are considered to be performing and covered non-performing loans of $1.0 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At June 30, 2016 and December 31, 2015, our gross reserve for unpaid losses and LAE was $56.1 million and $44.4 million, respectively, including estimated recoveries from reinsurance of $20.0 million and $13.5 million, respectively. The increase in the gross reserve for unpaid losses and LAE was primarily due to increased reserves attributable to significant losses experienced from severe weather events. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $7.0 billion during the six months ended June 30, 2016, and was relatively consistent with average deposits of $7.1 billion during the six months ended June 30, 2015 and $7.0 billion during the year ended December 31, 2015. For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Six Months Ended June 30,				Year Ended December 31,
	2016		2015		2015
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,178,378	0.00%	$2,161,493	0.00%	$2,187,336	0.00%
Interest-bearing demand deposits	3,100,110	0.15%	3,020,489	0.14%	3,011,647	0.13%
Savings deposits	316,492	0.16%	322,107	0.16%	297,857	0.15%
Time deposits	1,386,248	0.78%	1,584,378	0.74%	1,494,573	0.74%
	$6,981,228	0.23%	$7,088,467	0.23%	$6,991,413	0.22%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	June 30, 2016		December 31, 2015
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,012,862	0.68%	$947,373	0.56%
Notes payable	319,636	4.32%	238,716	3.93%
Junior subordinated debentures	67,012	3.90%	67,012	3.58%
	$1,399,510	1.74%	$1,253,101	1.38%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $65.5 million increase in short-term borrowings at June 30, 2016 compared with December 31, 2015 included an increase of $255.8 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities, offset by a decrease in borrowings of $190.3 million in our banking segment primarily associated with an increase in customer deposits and the Bank’s decision to enter into additional FHLB long-term borrowings due to favorable interest rates, partially offset by an increase in borrowings under the mortgage origination segment’s warehouse line of credit with the Bank. Notes payable at June 30, 2016 of $319.6 million was comprised of $148.2 million related to Senior Notes, net of loan origination fees, insurance segment term notes of $50.0 million, FHLB borrowings with an original maturity greater than one year held by the former SWS FSB within the banking segment of $106.5 million and mortgage origination segment borrowings of $14.9 million. The average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have cash resources available to make acquisitions. At June 30, 2016, Hilltop had $79.7 million in freely available cash and cash equivalents, an increase of $24.2 million from $55.5 million at December 31, 2015. This increase in available cash was primarily due to the net effects of Hilltop’s receipt of a $50.0 million dividend from PlainsCapital, a $20.0 million contribution of capital to Hilltop Securities, and payment of transaction-related costs associated with the SWS Merger and other general corporate expenses. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. The current short-term liquidity needs of Hilltop include operating expenses and interest on debt obligations.

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

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At June 30, 2016, $150.0 million of our Senior Notes was outstanding. During the three months ended June 30, 2016, we accrued interest expense of $1.9 million on the Senior Notes.

Stock Repurchase Program

During the second quarter of 2016, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of June 30, 2016, the Company had not repurchased any shares of its outstanding common stock under this stock repurchase program. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. The purchases will be funded from available cash balances. Any retired shares will be returned to our pool of authorized but unissued shares of common stock.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family assets. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $9.4 million at June 30, 2016 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of June 30, 2016, under guidance issued by the Board of Governors of the Federal Reserve System.

At June 30, 2016, Hilltop exceeded all regulatory capital requirements in accordance with Basel III with a total capital to risk weighted assets ratio of 17.69%, Tier 1 capital to risk weighted assets ratio of 17.26%, common equity Tier 1 capital to risk weighted assets ratio of 16.67% and a Tier 1 capital to average assets, or leverage, ratio of 13.18%. The Bank’s consolidated actual capital amounts and ratios at June 30, 2016 resulted in it being considered “well-capitalized” under regulatory requirements in accordance with Basel III, and included a total capital to risk weighted assets ratio of 15.51%,

Tier 1 capital to risk weighted assets ratio of 14.77%, common equity Tier 1 capital to risk weighted assets ratio of 14.71% and a Tier 1 capital to average assets, or leverage, ratio of 12.72%.

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and the Bank. Based on the actual ratios as noted above, Hilltop and the Bank exceed each of the capital conservation buffer requirements in effect as of June 30, 2016, as well as the fully phased-in requirements through 2019.

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

We had deposits of $7.1 billion at June 30, 2016, an increase of $174.1 million from $7.0 billion at December 31, 2015. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At June 30, 2016, money market deposits, including brokered deposits, were $1.6 billion; time deposits, including brokered deposits, were $1.4 billion; and noninterest bearing demand deposits were $2.3 billion. Money market deposits, including brokered deposits, decreased by $54.5 million from $1.6 million and time deposits, including brokered deposits, increased $64.4 million from $1.4 billion at December 31, 2015.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 9.42% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 4.81% of the Bank’s total deposits at June 30, 2016. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At June 30, 2016, Hilltop Securities had credit arrangements with five unaffiliated banks of up to $700.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At June 30, 2016, Hilltop Securities had borrowed $253.0 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.5 billion maintained with the Bank. At June 30, 2016, PrimeLending had outstanding borrowings of $1.4 billion against the warehouse line of credit. During July 2016, this warehouse line of credit was temporarily increased to a commitment of $1.8 billion and is scheduled to revert to a commitment of $1.5 billion on October 1, 2016. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million, and PrimeLending Ventures, LLC (“Ventures”) has an available line of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) of up to $20.0 million. At June 30, 2016, PrimeLending had no borrowings under the JPMorgan Chase line of credit, while Ventures had $14.9 million in borrowings under the Wells Fargo line of credit.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $214.2 million, or 89.8%, equity investments of $18.8 million and other investments of $5.6 million comprised NLC’s $238.6 million in total cash and investments at June 30, 2016. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo Bank, N.A. and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.8 billion at June 30, 2016 and outstanding financial and performance standby letters of credit of $47.0 million at June 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2015 Form 10-K, except as discussed below.

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

	June 30, 2016
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$3,847,545	$625,658	$940,762	$361,537	$945,249	$6,720,751
Securities	179,731	122,130	163,772	62,505	280,176	808,314
Federal funds sold and securities purchased under agreements to resell	29,677	—	—	—	—	29,677
Other interest sensitive assets	338,711	—	—	—	—	338,711
Total interest sensitive assets	4,395,664	747,788	1,104,534	424,042	1,225,425	7,897,453

Interest sensitive liabilities:
Interest bearing checking	$2,816,979	$—	$—	$—	$—	$2,816,979
Savings	342,763	—	—	—	—	342,763
Time deposits	404,988	534,761	419,521	40,954	16,069	1,416,293
Notes payable and other borrowings	617,561	1,839	97,859	1,477	12,163	730,899
Total interest sensitive liabilities	4,182,291	536,600	517,380	42,431	28,232	5,306,934

Interest sensitivity gap	$213,373	$211,188	$587,154	$381,611	$1,197,193	$2,590,519

Cumulative interest sensitivity gap	$213,373	$424,561	$1,011,715	$1,393,326	$2,590,519

Percentage of cumulative gap to total interest sensitive assets	2.70%	5.38%	12.81%	17.64%	32.80%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at June 30, 2016 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$33,704	12.16%	$62,672	4.67%
+200	$17,648	6.37%	$49,528	3.69%
+100	$2,124	0.77%	$30,581	2.28%
-50	$(1,585)	(0.57)%	$(47,647)	(3.55)%

The projected changes in net interest income and economic value of equity to changes in interest rates at June 30, 2016 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2016, we issued an aggregate of 5,827 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our Board of Directors during the first quarter of 2016. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2016	92,697	(1)	$13.25	—	$—
May 1 - May 31, 2016	—		—	—	—
June 1 - June 30, 2016	—		—	—	50,000,000	(2)
Total	92,697		$13.25	—

(1)	Represents shares of common stock repurchased by the Company to satisfy tax withholding obligations on restricted stock issued under the Hilltop Holdings Inc. 2012 Equity Incentive Plan.
(2)

On June 13, 2016, we announced a stock repurchase program which authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of June 30, 2016, we had not repurchased any shares of our outstanding common stock under this stock repurchase program.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: July 27, 2016	By:	/s/ Darren Parmenter
Darren Parmenter
Executive Vice President — Principal Financial Officer (Principal Financial and Accounting Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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