Form 10-Q
period 2016-09-30
Hilltop Holdings Inc.
filed 2016-10-27
CIK 1265131

0Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant's common stock outstanding at October 27, 2016 was 98,539,056.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Cash and due from banks	$528,519	$652,036
Federal funds sold	40,419	17,409
Securities purchased under agreements to resell	138,284	105,660
Assets segregated for regulatory purposes	173,840	158,613
Securities:
Trading, at fair value	402,104	214,146
Available for sale, at fair value (amortized cost of $551,827 and $670,003, respectively)	563,720	673,706
Held to maturity, at amortized cost (fair value of $369,746 and $331,468, respectively)	365,934	332,022
	1,331,758	1,219,874

Loans held for sale	1,673,069	1,533,678
Non-covered loans, net of unearned income	5,674,655	5,220,040
Allowance for non-covered loan losses	(52,625)	(45,415)
Non-covered loans, net	5,622,030	5,174,625

Covered loans, net of allowance of $729 and $1,532, respectively	292,031	378,762
Broker-dealer and clearing organization receivables	1,340,617	1,362,499
Premises and equipment, net	190,645	200,618
FDIC indemnification asset	73,351	91,648
Covered other real estate owned	61,988	99,090
Other assets	657,805	565,813
Goodwill	251,808	251,808
Other intangible assets, net	47,112	54,868
Total assets	$12,423,276	$11,867,001

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,232,813	$2,235,436
Interest-bearing	4,797,772	4,717,247
Total deposits	7,030,585	6,952,683

Broker-dealer and clearing organization payables	1,251,839	1,338,305
Short-term borrowings	1,265,022	947,373
Securities sold, not yet purchased, at fair value	164,633	130,044
Notes payable	313,313	238,716
Junior subordinated debentures	67,012	67,012
Other liabilities	481,504	454,743
Total liabilities	10,573,908	10,128,876
Commitments and contingencies (see Notes 12 and 13)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 98,540,676 and 98,896,184 shares issued and outstanding, respectively	985	989
Additional paid-in capital	1,570,025	1,577,270
Accumulated other comprehensive income	8,039	2,629
Retained earnings	266,048	155,475
Deferred compensation employee stock trust, net	900	1,034
Employee stock trust (15,496 and 22,196 shares, at cost, respectively)	(309)	(443)
Total Hilltop stockholders' equity	1,845,688	1,736,954
Noncontrolling interests	3,680	1,171
Total stockholders' equity	1,849,368	1,738,125
Total liabilities and stockholders' equity	$12,423,276	$11,867,001

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$97,590	$111,315	$287,591	$295,670
Securities borrowed	9,037	10,116	22,952	29,809
Securities:
Taxable	5,935	6,262	19,136	19,538
Tax-exempt	1,518	1,683	4,692	4,981
Other	1,183	1,169	3,248	3,878
Total interest income	115,263	130,545	337,619	353,876

Interest expense:
Deposits	3,996	3,719	11,872	11,934
Securities loaned	6,954	7,110	17,857	21,505
Short-term borrowings	1,497	1,189	3,974	3,356
Notes payable	2,793	2,524	7,993	5,482
Junior subordinated debentures	673	605	1,973	1,785
Other	180	187	543	544
Total interest expense	16,093	15,334	44,212	44,606

Net interest income	99,170	115,211	293,407	309,270
Provision for loan losses	3,990	5,593	36,273	8,438
Net interest income after provision for loan losses	95,180	109,618	257,134	300,832

Noninterest income:
Net realized gains on securities	—	—	—	4,403
Net gains from sale of loans and other mortgage production income	175,412	137,303	469,721	405,023
Mortgage loan origination fees	26,807	22,647	71,417	58,194
Net insurance premiums earned	38,747	41,196	117,201	121,081
Securities commissions and fees	39,722	39,070	118,481	123,201
Investment and securities advisory fees and commissions	31,129	27,667	84,302	82,254
Bargain purchase gain	—	—	—	81,289
Other	42,641	28,586	116,716	75,270
Total noninterest income	354,458	296,469	977,838	950,715

Noninterest expense:
Employees' compensation and benefits	225,194	200,620	625,353	583,415
Loss and loss adjustment expenses	16,055	17,335	75,225	77,436
Policy acquisition and other underwriting expenses	11,064	11,784	33,632	35,198
Occupancy and equipment, net	27,460	29,341	82,264	89,368
Other	84,360	74,422	240,213	215,878
Total noninterest expense	364,133	333,502	1,056,687	1,001,295

Income before income taxes	85,505	72,585	178,285	250,252
Income tax expense	33,017	25,338	65,879	58,895

Net income	52,488	47,247	112,406	191,357
Less: Net income attributable to noncontrolling interest	556	353	1,833	1,111

Income attributable to Hilltop	51,932	46,894	110,573	190,246
Dividends on preferred stock	—	—	—	1,854
Income applicable to Hilltop common stockholders	$51,932	$46,894	$110,573	$188,392

Earnings per common share:
Basic	$0.53	$0.47	$1.12	$1.89
Diluted	$0.53	$0.47	$1.12	$1.88

Weighted average share information:
Basic	98,490	98,676	98,367	99,297
Diluted	98,625	99,556	98,573	100,191

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$52,488	$47,247	$112,406	$191,357
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale, net of tax of $(420), $3,222, $3,004 and $3,847, respectively	(743)	5,697	5,410	6,755
Reclassification adjustment for gains included in net income, net of tax of $(1,589)	—	—	—	(2,814)
Comprehensive income	51,745	52,944	117,816	195,298
Less: comprehensive income attributable to noncontrolling interest	556	353	1,833	1,111

Comprehensive income applicable to Hilltop	$51,189	$52,591	$115,983	$194,187

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated	Retained	Deferred			Total
					Additional	Other	Earnings	Compensation	Employee		Hilltop		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2014	114	$114,068	90,182	$902	$1,390,788	$651	$(45,957)	$—	—	$—	$1,460,452	$787	$1,461,239
Net income	—	—	—	—	—	—	190,246	—	—	—	190,246	1,111	191,357
Other comprehensive income	—	—	—	—	—	3,941	—	—	—	—	3,941	—	3,941
Issuance of common stock	—	—	10,113	101	199,932	—	—	—	—	—	200,033	—	200,033
Stock-based compensation expense	—	—	—	—	6,278	—	—	—	—	—	6,278	—	6,278
Common stock issued to board members	—	—	8	—	173	—	—	—	—	—	173	—	173
Issuance of common stock related to share-based awards, net	—	—	(19)	—	(75)	—	—	—	—	—	(75)	—	(75)
Dividends on preferred stock	—	—	—	—	—	—	(1,854)	—	—	—	(1,854)	—	(1,854)
Redemption of preferred stock	(114)	(114,068)	—	—	—	—	—	—	—	—	(114,068)	—	(114,068)
Repurchase of common stock	—	—	(1,391)	(14)	(22,327)	—	(7,687)	—	—	—	(30,028)	—	(30,028)
Deferred compensation plan	—	—	—	—	—	—	—	1,182	30	(590)	592	—	592
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(760)	(760)
Balance, September 30, 2015	—	$—	98,893	$989	$1,574,769	$4,592	$134,748	$1,182	30	$(590)	$1,715,690	$1,138	$1,716,828

Balance, December 31, 2015	—	$—	98,896	$989	$1,577,270	$2,629	$155,475	$1,034	22	$(443)	$1,736,954	$1,171	$1,738,125
Net income	—	—	—	—	—	—	110,573	—	—	—	110,573	1,833	112,406
Other comprehensive income	—	—	—	—	—	5,410	—	—	—	—	5,410	—	5,410
Issuance of common stock	—	—	538	5	4,134	—	—	—	—	—	4,139	—	4,139
Stock-based compensation expense	—	—	—	—	7,274	—	—	—	—	—	7,274	—	7,274
Common stock issued to board members	—	—	17	—	325	—	—	—	—	—	325	—	325
Issuance of common stock related to share-based awards, net	—	—	(94)	(1)	(2,710)	—	—	—	—	—	(2,711)	—	(2,711)
Retirement of common stock	—	—	(816)	(8)	(16,268)	—	—	—	—	—	(16,276)	—	(16,276)
Deferred compensation plan	—	—	—	—	—	—	—	(134)	(7)	134	—	—	—
Net cash distributed from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	676	676
Balance, September 30, 2016	—	$—	98,541	$985	$1,570,025	$8,039	$266,048	$900	15	$(309)	$1,845,688	$3,680	$1,849,368

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$112,406	$191,357
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	36,273	8,438
Depreciation, amortization and accretion, net	(37,616)	(67,557)
Net realized gains on securities	—	(4,403)
Bargain purchase gain	—	(81,289)
Deferred income taxes	4,878	11,459
Other, net	11,661	(91)
Net change in securities purchased under agreements to resell	(32,624)	(39,148)
Net change in assets segregated for regulatory purposes	(15,227)	29,372
Net change in trading securities	(187,958)	39,367
Net change in broker-dealer and clearing organization receivables	149,674	(680,699)
Net change in FDIC Indemnification Asset	18,486	38,561
Net change in other assets	(50,760)	(90,417)
Net change in broker-dealer and clearing organization payables	(117,398)	708,838
Net change in other liabilities	32,977	3,138
Proceeds from sale of mortgage servicing rights asset	7,586	—
Net gains from sales of loans	(469,721)	(405,023)
Loans originated for sale	(11,995,553)	(10,628,783)
Proceeds from loans sold	12,292,342	10,965,234
Net cash used in operating activities	(240,574)	(1,646)

Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	141,485	51,838
Proceeds from sales, maturities and principal reductions of securities available for sale	367,307	599,737
Purchases of securities held to maturity	(175,781)	(167,284)
Purchases of securities available for sale	(250,896)	(22,769)
Net change in loans	(465,542)	16,205
Purchases of premises and equipment and other assets	(31,119)	(23,410)
Proceeds from sales of premises and equipment and other real estate owned	58,490	94,680
Proceeds from redemption of bank owned life insurance	—	822
Net cash paid for Federal Home Loan Bank and Federal Reserve Bank stock	(6,807)	(9,292)
Net cash from acquisition	—	41,097
Net cash provided by (used in) investing activities	(362,863)	581,624

Financing Activities
Net change in deposits	108,834	(788,907)
Net change in short-term borrowings	317,649	(16,446)
Proceeds from notes payable	208,794	150,078
Payments on notes payable	(134,052)	(37,787)
Redemption of preferred stock	—	(114,068)
Proceeds from issuance of common stock	4,139	—
Payments to repurchase common stock	—	(30,028)
Dividends paid on preferred stock	—	(3,280)
Net cash distributed from (to) noncontrolling interest	676	(760)
Taxes paid on employee stock awards netting activity	(2,406)	(75)
Other, net	(704)	(227)
Net cash provided by (used in) financing activities	502,930	(841,500)

Net change in cash and cash equivalents	(100,507)	(261,522)
Cash and cash equivalents, beginning of period	669,445	813,075
Cash and cash equivalents, end of period	$568,938	$551,553

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$42,399	$41,368
Cash paid for income taxes, net of refunds	$53,899	$112,282
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$14,894	$45,996
Common stock issued in acquisition	$—	$200,626
Additions to mortgage servicing rights	$20,309	$23,121

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

The Company provides its products and services through three primary subsidiaries, PlainsCapital Corporation (“PlainsCapital”), Hilltop Securities Holdings LLC (“Securities Holdings”) and National Lloyds Corporation (“NLC”). PlainsCapital is a financial holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, traditional banking, wealth and investment management and treasury management services primarily in Texas and residential mortgage lending throughout the United States. Securities Holdings is a holding company, headquartered in Dallas, Texas, that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, equity trading, clearing, securities lending, structured finance and retail brokerage services throughout the United States. NLC is a property and casualty insurance holding company, headquartered in Waco, Texas, that provides, through its subsidiaries, fire and homeowners insurance to low value dwellings and manufactured homes primarily in Texas and other areas of the southern United States.

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

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current period presentation. In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all stockholders and other financial statement users, or filed with the SEC.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At September 30, 2016 and December 31, 2015, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $1.63 billion and $1.46 billion, respectively, and the unpaid principal balance of those loans was $1.56 billion and $1.41 billion, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2016	Inputs	Inputs	Inputs	Fair Value
Trading securities	$7,387	$394,717	$—	$402,104
Available for sale securities	19,480	544,240	—	563,720
Loans held for sale	—	1,585,942	42,577	1,628,519
Derivative assets	—	85,451	—	85,451
MSR asset	—	—	43,751	43,751
Securities sold, not yet purchased	87,693	76,940	—	164,633
Derivative liabilities	—	39,001	—	39,001

	Level 1	Level 2	Level 3	Total
December 31, 2015	Inputs	Inputs	Inputs	Fair Value
Trading securities	$21,807	$192,338	$1	$214,146
Available for sale securities	17,409	656,297	—	673,706
Loans held for sale	—	1,434,955	25,880	1,460,835
Derivative assets	—	35,676	—	35,676
MSR asset	—	—	52,285	52,285
Securities sold, not yet purchased	27,648	102,396	—	130,044
Derivative liabilities	—	5,426	—	5,426

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those financial instruments measured at fair value using Level 3 inputs (in thousands).

				Total Gains or Losses
				(Realized or Unrealized)
	Balance at				Included in Other
	Beginning of	Purchases/	Sales/	Included in	Comprehensive	Balance at
	Period	Additions	Reductions	Net Income	Income (Loss)	End of Period
Three months ended September 30, 2016
Trading securities	$1	$—	$—	$(1)	$—	$—
Loans held for sale	45,645	8,066	(8,686)	(2,448)	—	42,577
MSR asset	33,491	10,416	—	(156)	—	43,751
Total	$79,137	$18,482	$(8,686)	$(2,605)	$—	$86,328

Nine months ended September 30, 2016
Trading securities	$1	$—	$—	$(1)	$—	$—
Loans held for sale	25,880	51,105	(23,817)	(10,591)	—	42,577
MSR asset	52,285	20,309	(7,586)	(21,257)	—	43,751
Total	$78,166	$71,414	$(31,403)	$(31,849)	$—	$86,328

Three months ended September 30, 2015
Available for sale securities	$16	$—	$—	$(15)	$—	$1
Loans held for sale	19,123	11,466	(2,769)	(1,116)	—	26,704
MSR asset	44,985	11,025	—	(8,483)	—	47,527
Total	$64,124	$22,491	$(2,769)	$(9,614)	$—	$74,232

Nine months ended September 30, 2015
Available for sale securities	$—	$7,301	$(3,397)	$(3,903)	$—	$1
Loans held for sale	9,017	40,075	(12,493)	(9,895)	—	26,704
MSR asset	36,155	23,121	—	(11,749)	—	47,527
Total	$45,172	$70,497	$(15,890)	$(25,547)	$—	$74,232

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. Excluding the trading securities sold during the three months ended September 30, 2016, the unrealized gains (losses) relate to financial instruments still held at September 30, 2016.

For Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows.

			Range
Financial instrument	Valuation Technique	Unobservable Input	(Weighted-Average)
Loans held for sale	Discounted cash flow / Market comparable	Projected price	89	-	96%	(96%)

MSR asset	Discounted cash flow	Constant prepayment rate			18.12%
		Discount rate			10.93%

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present those changes in fair value of instruments recognized in the consolidated statements of operations that are accounted for under the Fair Value Option (in thousands).

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$73	$—	$73	$18,531	$—	$18,531
MSR asset	(156)	—	(156)	(8,483)	—	(8,483)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
		Other	Total		Other	Total
	Net	Noninterest	Changes in	Net	Noninterest	Changes in
	Gains (Losses)	Income	Fair Value	Gains (Losses)	Income	Fair Value
Loans held for sale	$16,003	$—	$16,003	$2,773	$—	$2,773
MSR asset	(21,257)	—	(21,257)	(11,749)	—	(11,749)

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

At September 30, 2016, estimates for these significant unobservable inputs were as follows.

	PCI Loans
	PlainsCapital	FNB	SWS
	Merger	Transaction	Merger
Weighted average default rate	54%	53%	50%
Weighted average loss severity rate	56%	32%	29%
Weighted average prepayment speed	0%	7%	0%

At September 30, 2016, the resulting weighted average expected loss on PCI loans associated with the PlainsCapital Merger, FNB Transaction and SWS Merger was 30%, 17% and 15%, respectively.

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

Other Real Estate Owned — The Company determines fair value primarily using independent appraisals of other real estate owned (“OREO”) properties. The resulting fair value measurements are classified as Level 2 or Level 3 inputs, depending upon the extent to which unobservable inputs determine the fair value measurement. The Company considers a number of factors in determining the extent to which specific fair value measurements utilize unobservable inputs, including, but not limited to, the inherent subjectivity in appraisals, the length of time elapsed since the receipt of

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

independent market price or appraised value, and current market conditions. At September 30, 2016, the most significant unobservable input used in the determination of fair value of OREO was a discount to independent appraisals for estimated holding periods of OREO properties. Level 3 inputs were used to determine the initial fair value at acquisition of a large group of smaller balance properties that were acquired in the FNB Transaction. In the FNB Transaction, the Bank acquired OREO of $135.2 million, all of which is covered by FDIC loss-share agreements. At September 30, 2016 and December 31, 2015, the estimated fair value of covered OREO was $62.0 million and $99.1 million, respectively, and the underlying fair value measurements utilized Level 2 and Level 3 inputs. The fair value of non-covered OREO at September 30, 2016 and December 31, 2015 was $3.1 million and $0.4 million, respectively, and is included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for non-covered OREO subsequent to initial recognition utilized Level 2 inputs.

The following table presents information regarding certain assets and liabilities measured at fair value on a non-recurring basis for which a change in fair value has been recorded during reporting periods subsequent to initial recognition (in thousands).

					Total Gains (Losses) for the		Total Gains (Losses) for the
	Level 1	Level 2	Level 3	Total	Three Months Ended September 30,		Nine Months Ended September 30,
September 30, 2016	Inputs	Inputs	Inputs	Fair Value	2016	2015	2016	2015
Non-covered impaired loans	$—	$—	$64,842	$64,842	$1,149	$453	$1,284	$224
Covered impaired loans	—	—	58,600	58,600	725	(937)	815	2,712
Non-covered other real estate owned	—	2,229	—	2,229	(427)	—	(439)	(28)
Covered other real estate owned	—	28,854	—	28,854	(2,552)	(5,370)	(14,284)	(9,428)

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2016	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$568,938	$568,938	$—	$—	$568,938
Securities purchased under agreements to resell	138,284	—	138,284	—	138,284
Assets segregated for regulatory purposes	173,840	173,840	—	—	173,840
Held to maturity securities	365,934	—	369,746	—	369,746
Loans held for sale	44,550	—	44,550	—	44,550
Non-covered loans, net	5,622,030	—	475,176	5,320,330	5,795,506
Covered loans, net	292,031	—	—	409,056	409,056
Broker-dealer and clearing organization receivables	1,340,617	—	1,340,617	—	1,340,617
FDIC indemnification asset	73,351	—	—	70,130	70,130
Other assets	60,383	—	56,176	4,207	60,383

Financial liabilities:
Deposits	7,030,585	—	7,029,654	—	7,029,654
Broker-dealer and clearing organization payables	1,251,839	—	1,251,839	—	1,251,839
Short-term borrowings	1,265,022	—	1,265,022	—	1,265,022
Debt	380,325	—	374,112	—	374,112
Other liabilities	5,515	—	5,515	—	5,515

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2015	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$669,445	$669,445	$—	$—	$669,445
Securities purchased under agreements to resell	105,660	—	105,660	—	105,660
Assets segregated for regulatory purposes	158,613	158,613	—	—	158,613
Held to maturity securities	332,022	—	331,468	—	331,468
Loans held for sale	72,843	—	72,843	—	72,843
Non-covered loans, net	5,174,625	—	602,968	4,600,406	5,203,374
Covered loans, net	378,762	—	—	527,201	527,201
Broker-dealer and clearing organization receivables	1,362,499	—	1,362,499	—	1,362,499
FDIC indemnification asset	91,648	—	—	91,648	91,648
Other assets	68,786	—	53,214	15,572	68,786

Financial liabilities:
Deposits	6,952,683	—	6,955,919	—	6,955,919
Broker-dealer and clearing organization payables	1,338,305	—	1,338,305	—	1,338,305
Short-term borrowings	947,373	—	947,373	—	947,373
Debt	305,728	—	299,257	—	299,257
Other liabilities	3,699	—	3,699	—	3,699

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	September 30,	December 31,
	2016	2015
U.S. Treasury securities	$6,105	$20,481
U.S. government agencies:
Bonds	37,125	36,244
Residential mortgage-backed securities	98,681	12,505
Commercial mortgage-backed securities	15,817	19,280
Collateralized mortgage obligations	8,984	264
Other	120	—
Corporate debt securities	71,987	34,735
States and political subdivisions	87,659	58,588
Unit investment trusts	66,649	18,400
Private-label securitized product	7,234	12,324
Other	1,743	1,325
Totals	$402,104	$214,146

The Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $164.6 million and $130.0 million at September 30, 2016 and December 31, 2015, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
September 30, 2016	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$33,294	$459	$(2)	$33,751
U.S. government agencies:
Bonds	106,765	1,629	—	108,394
Residential mortgage-backed securities	94,777	1,216	(49)	95,944
Commercial mortgage-backed securities	8,824	356	—	9,180
Collateralized mortgage obligations	113,618	202	(739)	113,081
Corporate debt securities	84,201	5,370	—	89,571
States and political subdivisions	91,148	2,658	(7)	93,799
Commercial mortgage-backed securities	499	21	—	520
Equity securities	18,701	1,131	(352)	19,480
Totals	$551,827	$13,042	$(1,149)	$563,720

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$44,430	$206	$(33)	$44,603
U.S. government agencies:
Bonds	297,448	1,135	(1,947)	296,636
Residential mortgage-backed securities	34,864	1,008	(19)	35,853
Commercial mortgage-backed securities	9,174	35	(2)	9,207
Collateralized mortgage obligations	54,297	48	(1,644)	52,701
Corporate debt securities	94,877	3,399	(326)	97,950
States and political subdivisions	116,246	2,581	(102)	118,725
Commercial mortgage-backed securities	498	33	—	531
Equity securities	18,169	574	(1,243)	17,500
Totals	$670,003	$9,019	$(5,316)	$673,706

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2016	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—
U.S. government agencies:
Bonds	46,211	40	(58)	46,193
Residential mortgage-backed securities	21,016	729	—	21,745
Commercial mortgage-backed securities	24,850	1,033	(6)	25,877
Collateralized mortgage obligations	235,336	1,951	(113)	237,174
States and political subdivisions	38,521	342	(106)	38,757
Totals	$365,934	$4,095	$(283)	$369,746

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

	September 30, 2016			December 31, 2015
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for sale
U.S. treasury securities:
Unrealized loss for less than twelve months	3	$3,000	$2	8	$33,791	$33
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	3	3,000	2	8	33,791	33
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	—	—	—	7	148,327	896
Unrealized loss for twelve months or longer	—	—	—	3	44,321	1,051
	—	—	—	10	192,648	1,947
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	2	12,425	48	3	3,407	5
Unrealized loss for twelve months or longer	1	359	1	1	982	14
	3	12,784	49	4	4,389	19
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	1	1,611	2
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	1	1,611	2
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	6	49,458	426	2	1,590	4
Unrealized loss for twelve months or longer	8	20,444	313	8	42,399	1,640
	14	69,902	739	10	43,989	1,644
Corporate debt securities:
Unrealized loss for less than twelve months	—	—	—	16	16,635	277
Unrealized loss for twelve months or longer	—	—	—	1	1,949	49
	—	—	—	17	18,584	326
States and political subdivisions:
Unrealized loss for less than twelve months	11	5,984	4	2	3,018	9
Unrealized loss for twelve months or longer	1	459	3	35	24,423	93
	12	6,443	7	37	27,441	102
Equity securities:
Unrealized loss for less than twelve months	—	—	—	2	8,949	909
Unrealized loss for twelve months or longer	2	11,100	352	1	1,927	334
	2	11,100	352	3	10,876	1,243
Total available for sale:
Unrealized loss for less than twelve months	22	70,867	480	41	217,328	2,135
Unrealized loss for twelve months or longer	12	32,362	669	49	116,001	3,181
	34	$103,229	$1,149	90	$333,329	$5,316

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	September 30, 2016			December 31, 2015
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to maturity
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	1	$25,115	$30
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	—	—	—	1	25,115	30
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	14,942	58	6	46,607	372
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	14,942	58	6	46,607	372
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	7	16,098	92
Unrealized loss for twelve months or longer	1	1,407	6	—	—	—
	1	1,407	6	7	16,098	92
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	3	38,093	113	10	127,393	970
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	3	38,093	113	10	127,393	970
States and political subdivisions:
Unrealized loss for less than twelve months	30	14,080	106	18	7,900	35
Unrealized loss for twelve months or longer	—	—	—	1	2,664	8
	30	14,080	106	19	10,564	43
Total held to maturity:
Unrealized loss for less than twelve months	34	67,115	277	42	223,113	1,499
Unrealized loss for twelve months or longer	1	1,407	6	1	2,664	8
	35	$68,522	$283	43	$225,777	$1,507

During the three and nine months ended September 30, 2016 and 2015, the Company did not record any other-than-temporary impairments (“OTTI”). Factors considered in the Company’s analysis include the reasons for the unrealized loss position, the severity and duration of the unrealized loss position, credit worthiness, and forecasted performance of the investee. While some of the securities held in the investment portfolio have decreased in value since the date of acquisition, the severity of loss and the duration of the loss position are not believed to be significant enough to warrant recording any OTTI of the securities. The Company does not intend, nor does the Company believe that is it likely that the Company will be required, to sell these securities before the recovery of the cost basis.

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and available for sale equity securities, at September 30, 2016 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$138,235	$138,673	$1,847	$1,853
Due after one year through five years	78,708	81,902	5,652	5,709
Due after five years through ten years	59,728	64,507	32,232	32,294
Due after ten years	38,737	40,433	45,001	45,094
	315,408	325,515	84,732	84,950

Residential mortgage-backed securities	94,777	95,944	21,016	21,745
Collateralized mortgage obligations	113,618	113,081	235,336	237,174
Commercial mortgage-backed securities	9,323	9,700	24,850	25,877
	$533,126	$544,240	$365,934	$369,746

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company realized net gains of $39.7 million and $4.8 million from its trading securities portfolio during the three months ended September 30, 2016 and 2015, respectively, and net gains from its trading securities portfolio of $80.5 million and $7.6 million during the nine months ended September 30, 2016 and 2015, respectively, which are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $613.8 million and $789.9 million (with a fair value of $622.0 million and $790.2 million, respectively) at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in our available for sale and held to maturity securities portfolios at September 30, 2016 and December 31, 2015.

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

At September 30, 2016 and December 31, 2015, NLC had investments on deposit in custody for various state insurance departments with carrying values of $7.9 million and $9.2 million, respectively.

5. Non-Covered Loans and Allowance for Non-Covered Loan Losses

Non-covered loans refer to loans not covered by the FDIC loss-share agreements. Covered loans are discussed in Note 6 to the consolidated financial statements. Non-covered loans summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2016	2015
Commercial and industrial	$1,707,893	$1,552,805
Real estate	2,652,779	2,313,239
Construction and land development	795,665	705,356
Consumer	43,142	45,672
Broker-dealer (1)	475,176	602,968
	5,674,655	5,220,040
Allowance for non-covered loan losses	(52,625)	(45,415)
Total non-covered loans, net of allowance	$5,622,030	$5,174,625

(1)	Represents margin loans to customers and correspondents associated with our broker-dealer segment operations.

In connection with the Bank Transactions, the Company acquired non-covered loans both with and without evidence of credit quality deterioration since origination. The following table presents the carrying values and the outstanding balances of the non-covered PCI loans (in thousands).

	September 30,	December 31,
	2016	2015
Carrying amount	$55,902	$72,054
Outstanding balance	73,372	92,682

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the accretable yield for the non-covered PCI loans were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$15,229	$22,168	$17,744	$12,814
Additions	—	—	—	14,579
Reclassifications from (to) nonaccretable difference, net(1)	708	6,234	4,655	11,173
Disposals of loans	—	—	—	(2,778)
Accretion	(1,884)	(9,206)	(8,346)	(16,592)
Balance, end of period	$14,053	$19,196	$14,053	$19,196

(1)

Reclassifications from nonaccretable difference are primarily due to net increases in expected cash flows in the quarterly recasts. Reclassifications to nonaccretable difference occur when accruing loans are moved to nonaccrual and expected cash flows are no longer predictable and the accretable yield is eliminated.

The remaining nonaccretable difference for non-covered PCI loans was $22.0 million and $28.5 million at September 30, 2016 and December 31, 2015, respectively.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
September 30, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$24,766	$1,433	$8,570	$10,003	$578
Unsecured	2,500	—	—	—	—
Real estate:
Secured by commercial properties	41,028	13,125	18,153	31,278	1,722
Secured by residential properties	13,834	8,414	2,233	10,647	143
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	6,264	2,790	848	3,638	76
Consumer	1,401	286	50	336	46
Broker-dealer	—	—	—	—	—
	89,793	26,048	29,854	55,902	2,565
Non-PCI
Commercial and industrial:
Secured	50,852	7,728	7,972	15,700	1,850
Unsecured	167	29	—	29	—
Real estate:
Secured by commercial properties	2,029	1,861	—	1,861	—
Secured by residential properties	1,520	1,145	—	1,145	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	704	—	703	703	167
Consumer	53	50	—	50	—
Broker-dealer	—	—	—	—	—
	55,325	10,813	8,675	19,488	2,017
	$145,118	$36,861	$38,529	$75,390	$4,582

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$32,597	$5,520	$7,830	$13,350	$1,341
Unsecured	2,572	—	—	—	—
Real estate:
Secured by commercial properties	57,607	15,914	25,214	41,128	2,756
Secured by residential properties	15,278	8,957	2,690	11,647	175
Construction and land development:
Residential construction loans	395	—	221	221	8
Commercial construction loans and land development	7,929	3,283	1,646	4,929	174
Consumer	4,162	734	45	779	32
Broker-dealer	—	—	—	—	—
	120,540	34,408	37,646	72,054	4,486
Non-PCI
Commercial and industrial:
Secured	21,222	6,736	6,017	12,753	1,380
Unsecured	224	47	—	47	—
Real estate:
Secured by commercial properties	436	390	—	390	—
Secured by residential properties	1,229	918	—	918	—
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	131	114	—	114	—
Consumer	—	1	—	1	—
Broker-dealer	—	—	—	—	—
	23,242	8,206	6,017	14,223	1,380
	$143,782	$42,614	$43,663	$86,277	$5,866

Average recorded investment in non-covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial and industrial:
Secured	$25,338	$33,137	$25,903	$29,296
Unsecured	38	73	38	118
Real estate:
Secured by commercial properties	34,491	55,050	37,329	35,625
Secured by residential properties	11,746	14,853	12,179	8,505
Construction and land development:
Residential construction loans	—	289	111	113
Commercial construction loans and land development	4,161	5,455	4,692	7,581
Consumer	412	1,061	583	1,548
Broker-dealer	—	—	—	—
	$76,186	$109,918	$80,835	$82,786

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Non-covered non-accrual loans, excluding those classified as held for sale, are summarized by class in the following table (in thousands).

	September 30,	December 31,
	2016	2015
Commercial and industrial:
Secured	$19,622	$17,717
Unsecured	29	47
Real estate:
Secured by commercial properties	1,861	4,597
Secured by residential properties	1,226	999
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	703	114
Consumer	50	7
Broker-dealer	—	—
	$23,491	$23,481

At September 30, 2016 and December 31, 2015, non-covered non-accrual loans included non-covered PCI loans of $4.0 million and $9.3 million, respectively, for which discount accretion has been suspended because the extent and timing of cash flows from these non-covered PCI loans can no longer be reasonably estimated. In addition to the non-covered non-accrual loans in the table above, $1.7 million and $1.6 million of real estate loans secured by residential properties and classified as held for sale were in non-accrual status at September 30, 2016 and December 31, 2015, respectively.

Interest income, including recoveries and cash payments, recorded on non-covered impaired loans was $0.1 million and $4.9 million during the three months ended September 30, 2016 and 2015, respectively, and $0.3 million and $7.4 million during the nine months ended September 30, 2016 and 2015, respectively. Except as noted above, non-covered PCI loans are considered to be performing due to the application of the accretion method.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The outstanding balance of TDRs granted during the nine months ended September 30, 2016 and 2015 and the three months ended September 30, 2015 are shown in the following tables (in thousands). There were no TDRs granted during the three months ended September 30, 2016. At September 30, 2016 and December 31, 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Nine months ended September 30, 2016	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$944	$944
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
Broker-dealer	—	—	—	—
	$—	$—	$944	$944

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three months ended September 30, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$88	$88
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	1,083	1,083
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
Broker-dealer	—	—	—	—
	$—	$—	$1,171	$1,171

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Nine months ended September 30, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$88	$88
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	1,083	1,083
Secured by residential properties	—	—	—	—
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
Consumer	—	—	—	—
Broker-dealer	—	—	—	—
	$—	$—	$1,171	$1,171

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding TDRs granted during the twelve months preceding September 30, 2016 and 2015, respectively, for which a payment was at least 30 days past due (dollars in thousands).

	Number of	Recorded
Twelve Months Preceding September 30, 2016	Loans	Investment
Commercial and industrial:
Secured	1	$944
Unsecured	—	—
Real estate:
Secured by commercial properties	—	—
Secured by residential properties	—	—
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
Consumer	—	—
Broker-dealer	—	—
	1	$944

	Number of	Recorded
Twelve Months Preceding September 30, 2015	Loans	Investment
Commercial and industrial:
Secured	—	$—
Unsecured
Real estate:
Secured by commercial properties	1	1,083
Secured by residential properties	—	—
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
Consumer	—	—
Broker-dealer	—	—
	1	$1,083

An analysis of the aging of the Bank’s non-covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans (Non-PCI)
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	Past Due
September 30, 2016	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$10,806	$6,062	$7,605	$24,473	$1,574,790	$10,003	$1,609,266	$739
Unsecured	42	46	2	90	98,537	—	98,627	2
Real estate:
Secured by commercial properties	13,901	2,496	—	16,397	1,798,800	31,278	1,846,475	—
Secured by residential properties	484	484	336	1,304	794,353	10,647	806,304	—
Construction and land development:
Residential construction loans	417	—	—	417	114,340	—	114,757	—
Commercial construction loans and land development	1,973	—	—	1,973	675,297	3,638	680,908	—
Consumer	805	23	10	838	41,968	336	43,142	—
Broker-dealer	—	—	—	—	475,176	—	475,176	—
	$28,428	$9,111	$7,953	$45,492	$5,573,261	$55,902	$5,674,655	$741

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

In addition to the non-covered loans shown in the table above, $41.1 million and $50.8 million of loans included in loans held for sale (with an unpaid principal balance of $41.6 million and $51.1 million, respectively) were 90 days past due and accruing interest at September 30, 2016 and December 31, 2015, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the internal risk grades of non-covered loans, as previously described, in the portfolio by class (in thousands).

September 30, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,518,064	$9,996	$71,203	$10,003	$1,609,266
Unsecured	95,887	1,500	1,240	—	98,627
Real estate:
Secured by commercial properties	1,793,952	1,819	19,426	31,278	1,846,475
Secured by residential properties	791,535	—	4,122	10,647	806,304
Construction and land development:
Residential construction loans	114,757	—	—	—	114,757
Commercial construction loans and land development	676,094	—	1,176	3,638	680,908
Consumer	42,498	25	283	336	43,142
Broker-dealer	475,176	—	—	—	475,176
	$5,507,963	$13,340	$97,450	$55,902	$5,674,655

December 31, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$1,372,671	$—	$61,109	$13,350	$1,447,130
Unsecured	105,569	—	106	—	105,675
Real estate:
Secured by commercial properties	1,517,049	1,536	11,764	41,128	1,571,477
Secured by residential properties	724,701	—	5,414	11,647	741,762
Construction and land development:
Residential construction loans	104,162	—	—	221	104,383
Commercial construction loans and land development	594,614	—	1,430	4,929	600,973
Consumer	44,736	35	122	779	45,672
Broker-dealer	602,968	—	—	—	602,968
	$5,066,470	$1,571	$79,945	$72,054	$5,220,040

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

During the three months ended June 30, 2016, the Bank discovered irregularities in connection with a single loan that is currently in default. As a result, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off during the second quarter of 2016, representing the entire outstanding principal balance of the loan.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the allowance for non-covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three Months Ended September 30, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$20,720	$23,302	$6,288	$325	$378	$51,013
Provision charged to (recapture from) operations	3,973	(116)	823	228	(189)	4,719
Loans charged off	(3,550)	(1)	—	(67)	—	(3,618)
Recoveries on charged off loans	295	196	—	20	—	511
Balance, end of period	$21,438	$23,381	$7,111	$506	$189	$52,625

	Commercial and		Construction and
Nine Months Ended September 30, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$19,845	$18,983	$6,064	$314	$209	$45,415
Provision charged to (recapture from) operations	30,494	5,333	1,047	243	(19)	37,098
Loans charged off	(30,333)	(1,299)	—	(155)	(1)	(31,788)
Recoveries on charged off loans	1,432	364	—	104	—	1,900
Balance, end of period	$21,438	$23,381	$7,111	$506	$189	$52,625

	Commercial and		Construction and
Three Months Ended September 30, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$18,508	$14,565	$6,845	$221	$345	$40,484
Provision charged to (recapture from) operations	1,659	1,812	847	(15)	(23)	4,280
Loans charged off	(2,685)	(212)	—	(29)	—	(2,926)
Recoveries on charged off loans	927	195	—	29	—	1,151
Balance, end of period	$18,409	$16,360	$7,692	$206	$322	$42,989

	Commercial and		Construction and
Nine Months Ended September 30, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Balance, beginning of period	$18,833	$11,131	$6,450	$461	$166	$37,041
Provision charged to (recapture from) operations	1,032	5,481	1,242	(129)	33	7,659
Loans charged off	(4,305)	(581)	—	(208)	—	(5,094)
Recoveries on charged off loans	2,849	329	—	82	123	3,383
Balance, end of period	$18,409	$16,360	$7,692	$206	$322	$42,989

The non-covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$14,701	$1,515	$703	$—	$—	$16,919
Loans collectively evaluated for impairment	1,683,189	2,609,339	791,324	42,806	475,176	5,601,834
PCI Loans	10,003	41,925	3,638	336	—	55,902
	$1,707,893	$2,652,779	$795,665	$43,142	$475,176	$5,674,655

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$11,354	$97	$—	$—	$—	$11,451
Loans collectively evaluated for impairment	1,528,101	2,260,367	700,206	44,893	602,968	5,136,535
PCI Loans	13,350	52,775	5,150	779	—	72,054
	$1,552,805	$2,313,239	$705,356	$45,672	$602,968	$5,220,040

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The allowance for non-covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2016	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$1,850	$—	$167	$—	$—	$2,017
Loans collectively evaluated for impairment	19,010	21,516	6,868	460	189	48,043
PCI Loans	578	1,865	76	46	—	2,565
	$21,438	$23,381	$7,111	$506	$189	$52,625

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Consumer	Broker-Dealer	Total
Loans individually evaluated for impairment	$1,380	$—	$—	$—	$—	$1,380
Loans collectively evaluated for impairment	17,124	16,052	5,882	282	209	39,549
PCI Loans	1,341	2,931	182	32	—	4,486
	$19,845	$18,983	$6,064	$314	$209	$45,415

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

In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. At September 30, 2016, the Bank recorded a related “true-up” payment accrual of $10.8 million based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

The following table presents the carrying value of the covered loans summarized by portfolio segment (in thousands).

	September 30,	December 31,
	2016	2015
Commercial and industrial	$5,426	$8,801
Real estate	273,340	341,048
Construction and land development	13,994	30,445
	292,760	380,294
Allowance for covered loans	(729)	(1,532)
Total covered loans, net of allowance	$292,031	$378,762

The following table presents the carrying value and the outstanding contractual balance of the covered PCI loans (in thousands).

	September 30,	December 31,
	2016	2015
Carrying amount	$160,312	$221,974
Outstanding balance	309,966	408,221

Changes in the accretable yield for the covered PCI loans were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$157,604	$185,981	$176,719	$193,493
Reclassifications from (to) nonaccretable difference, net(1)	6,954	35,338	25,397	61,339
Transfer of loans to covered OREO(2)	(250)	(153)	(421)	1,346
Accretion	(17,460)	(32,301)	(54,847)	(67,313)
Balance, end of period	$146,848	$188,865	$146,848	$188,865

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

The remaining nonaccretable difference for covered PCI loans was $117.5 million and $172.2 million at September 30, 2016 and December 31, 2015, respectively. During the three and nine months ended September 30, 2016 and 2015, a combination of factors affecting the inputs to the Bank’s quarterly recast process led to the reclassifications from nonaccretable difference to accretable yield. These transfers resulted from revised cash flows that reflect better-than-expected performance of the covered PCI loan portfolio as a result of the Bank’s strategic decision to dedicate resources to the liquidation of covered loans during the noted periods.

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

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
September 30, 2016	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$8,779	$1,364	$1,386	$2,750	$123
Unsecured	6,201	361	879	1,240	78
Real estate:
Secured by commercial properties	155,301	41,936	25,329	67,265	319
Secured by residential properties	151,759	77,036	2,445	79,481	165
Construction and land development:
Residential construction loans	355	—	—	—	—
Commercial construction loans and land development	23,965	9,576	—	9,576	—
	346,360	130,273	30,039	160,312	685
Non-PCI
Commercial and industrial:
Secured	52	52	—	52	—
Unsecured	—	—	—	—	—
Real estate:
Secured by commercial properties	399	318	—	318	—
Secured by residential properties	4,746	3,717	—	3,717	—
Construction and land development:
Residential construction loans	206	—	—	—	—
Commercial construction loans and land development	57	51	—	51	—
	5,460	4,138	—	4,138	—
	$351,820	$134,411	$30,039	$164,450	$685

	Unpaid	Recorded	Recorded	Total
	Contractual	Investment with	Investment with	Recorded	Related
December 31, 2015	Principal Balance	No Allowance	Allowance	Investment	Allowance
PCI
Commercial and industrial:
Secured	$15,454	$3,312	$2,415	$5,727	$495
Unsecured	9,377	618	1,162	1,780	246
Real estate:
Secured by commercial properties	211,145	67,540	29,388	96,928	245
Secured by residential properties	182,698	93,438	3,180	96,618	514
Construction and land development:
Residential construction loans	1,225	121	—	121	—
Commercial construction loans and land development	55,947	20,800	—	20,800	—
	475,846	185,829	36,145	221,974	1,500
Non-PCI
Commercial and industrial:
Secured	78	68	—	68	—
Unsecured	—	1	—	1	—
Real estate:
Secured by commercial properties	512	443	—	443	—
Secured by residential properties	3,745	3,031	—	3,031	—
Construction and land development:
Residential construction loans	799	540	—	540	—
Commercial construction loans and land development	123	110	—	110	—
	5,257	4,193	—	4,193	—
	$481,103	$190,022	$36,145	$226,167	$1,500

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Average investment in covered impaired loans is summarized by class in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial and industrial:
Secured	$3,286	$8,258	$4,299	$10,481
Unsecured	1,331	3,118	1,511	4,770
Real estate:
Secured by commercial properties	76,693	132,133	82,477	170,627
Secured by residential properties	84,129	111,224	91,424	124,720
Construction and land development:
Residential construction loans	—	904	331	1,133
Commercial construction loans and land development	10,568	29,370	15,269	34,762
	$176,007	$285,007	$195,311	$346,493

Covered non-accrual loans are summarized by class in the following table (in thousands).

	September 30,	December 31,
	2016	2015
Commercial and industrial:
Secured	$52	$68
Unsecured	—	—
Real estate:
Secured by commercial properties	318	442
Secured by residential properties	3,211	2,516
Construction and land development:
Residential construction loans	—	541
Commercial construction loans and land development	50	5,411
	$3,631	$8,978

At September 30, 2016, there were no covered PCI loans included within non-accrual loans for which discount accretion has been suspended. At December 31, 2015, covered non-accrual loans included covered PCI loans of $5.3 million, for which discount accretion has been suspended because the extent and timing of cash flows from these covered PCI loans can no longer be reasonably estimated.

Interest income, including recoveries and cash payments, recorded on covered impaired loans during the three and nine months ended September 30, 2016 was nominal. Interest income recorded on covered impaired loans during the three and nine months ended September 30, 2015 was $14.3 million. Except as noted above, covered PCI loans are considered to be performing due to the application of the accretion method.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Bank classifies loan modifications of covered loans as TDRs in a manner consistent with that of non-covered loans as discussed in Note 5 to the consolidated financial statements. There were no TDRs granted during the three and nine months ended September 30, 2016. The outstanding balance of TDRs granted during the three and nine months ended September 30, 2015 is shown in the following tables (in thousands). Pooled Loans are not in the scope of the disclosure requirements for TDRs. At September 30, 2016 and December 31, 2015, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs.

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Three Months Ended September 30, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	—	55	—	55
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
	$—	$55	$—	$55

Recorded Investment in Loans Modified by
		Interest Rate	Payment Term	Total
Nine Months Ended September 30, 2015	A/B Note	Adjustment	Extension	Modification
Commercial and industrial:
Secured	$—	$—	$—	$—
Unsecured	—	—	—	—
Real estate:
Secured by commercial properties	—	—	—	—
Secured by residential properties	119	191	254	564
Construction and land development:
Residential construction loans	—	—	—	—
Commercial construction loans and land development	—	—	—	—
	$119	$191	$254	$564

The following tables present information regarding TDRs granted during the twelve months preceding September 30, 2016 and 2015, respectively, for which a payment was at least 30 days past due (dollars in thousands).

	Number of	Recorded
Twelve Months Preceding September 30, 2016	Loans	Investment
Commercial and industrial:
Secured	—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	—	—
Secured by residential properties	2	197
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
	2	$197

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Number of	Recorded
Twelve Months Preceding September 30, 2015	Loans	Investment
Commercial and industrial:
Secured	—	$—
Unsecured	—	—
Real estate:
Secured by commercial properties	1	—
Secured by residential properties	1	254
Construction and land development:
Residential construction loans	—	—
Commercial construction loans and land development	—	—
	2	$254

An analysis of the aging of the Bank’s covered loan portfolio is shown in the following tables (in thousands).

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
September 30, 2016	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$8	$—	$224	$232	$1,204	$2,750	$4,186	$171
Unsecured	—	—	—	—	—	1,240	1,240	—
Real estate:
Secured by commercial properties	77	38	—	115	23,372	67,265	90,752	—
Secured by residential properties	2,195	473	1,872	4,540	98,567	79,481	182,588	132
Construction and land development:
Residential construction loans	—	—	—	—	—	—	—	—
Commercial construction loans and land development	13	—	39	52	4,366	9,576	13,994	—
	$2,293	$511	$2,135	$4,939	$127,509	$160,312	$292,760	$303

								Accruing Loans
	Loans Past Due	Loans Past Due	Loans Past Due	Total	Current	PCI	Total	(Non‑PCI) Past Due
December 31, 2015	30‑59 Days	60‑89 Days	90 Days or More	Past Due Loans	Loans	Loans	Loans	90 Days or More
Commercial and industrial:
Secured	$51	$—	$68	$119	$1,175	$5,727	$7,021	$—
Unsecured	—	—	—	—	—	1,780	1,780	—
Real estate:
Secured by commercial properties	—	—	100	100	28,957	96,928	125,985	—
Secured by residential properties	3,399	418	1,104	4,921	113,524	96,618	215,063	—
Construction and land development:
Residential construction loans	—	—	540	540	264	121	925	—
Commercial construction loans and land development	47	1	95	143	8,577	20,800	29,520	—
	$3,497	$419	$1,907	$5,823	$152,497	$221,974	$380,294	$—

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

September 30, 2016	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$797	$—	$639	$2,750	$4,186
Unsecured	—	—	—	1,240	1,240
Real estate:
Secured by commercial properties	19,586	—	3,901	67,265	90,752
Secured by residential properties	95,323	469	7,315	79,481	182,588
Construction and land development:
Residential construction loans	—	—	—	—	—
Commercial construction loans and land development	2,848	—	1,570	9,576	13,994
	$118,554	$469	$13,425	$160,312	$292,760

December 31, 2015	Pass	Special Mention	Substandard	PCI	Total
Commercial and industrial:
Secured	$758	$—	$536	$5,727	$7,021
Unsecured	—	—	—	1,780	1,780
Real estate:
Secured by commercial properties	24,070	—	4,987	96,928	125,985
Secured by residential properties	111,128	491	6,826	96,618	215,063
Construction and land development:
Residential construction loans	264	—	540	121	925
Commercial construction loans and land development	6,847	—	1,873	20,800	29,520
	$143,067	$491	$14,762	$221,974	$380,294

The Bank’s impairment methodology for the covered loans is consistent with that of non-covered loans, and is discussed in detail in Notes 5 and 6 to the consolidated financial statements included in the Company’s 2015 Form 10-K.

Changes in the allowance for covered loan losses, distributed by portfolio segment, are shown below (in thousands).

	Commercial and		Construction and
Three months ended September 30, 2016	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$55	$1,400	$—	$1,455
Provision charged to (recapture from) operations	162	(888)	(3)	(729)
Loans charged off	—	—	—	—
Recoveries on charged off loans	—	—	3	3
Balance, end of period	$217	$512	$—	$729

	Commercial and		Construction and
Nine months ended September 30, 2016	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$758	$774	$—	$1,532
Recapture from operations	(535)	(237)	(53)	(825)
Loans charged off	(6)	(42)	(51)	(99)
Recoveries on charged off loans	—	17	104	121
Balance, end of period	$217	$512	$—	$729

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Commercial and		Construction and
Three months ended September 30, 2015	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$130	$469	$335	$934
Provision charged to (recapture from) operations	(100)	851	562	1,313
Loans charged off	38	(403)	—	(365)
Recoveries on charged off loans	(14)	2	—	(12)
Balance, end of period	$54	$919	$897	$1,870

	Commercial and		Construction and
Nine months ended September 30, 2015	Industrial	Real Estate	Land Development	Total
Balance, beginning of period	$1,193	$3,334	$84	$4,611
Provision charged to (recapture from) operations	(230)	186	823	779
Loans charged off	(915)	(2,702)	(10)	(3,627)
Recoveries on charged off loans	6	101	—	107
Balance, end of period	$54	$919	$897	$1,870

The covered loan portfolio was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,436	126,594	4,418	132,448
PCI Loans	3,990	146,746	9,576	160,312
	$5,426	$273,340	$13,994	$292,760

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$540	$540
Loans collectively evaluated for impairment	1,294	147,502	8,984	157,780
PCI Loans	7,507	193,546	20,921	221,974
	$8,801	$341,048	$30,445	$380,294

The allowance for covered loan losses was distributed by portfolio segment and impairment methodology as shown below (in thousands).

	Commercial and		Construction and
September 30, 2016	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	16	28	—	44
PCI Loans	201	484	—	685
	$217	$512	$—	$729

	Commercial and		Construction and
December 31, 2015	Industrial	Real Estate	Land Development	Total
Loans individually evaluated for impairment	$—	$—	$—	$—
Loans collectively evaluated for impairment	17	15	—	32
PCI Loans	741	759	—	1,500
	$758	$774	$—	$1,532

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Covered Other Real Estate Owned

A summary of the activity in covered OREO is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$67,634	$125,510	$99,090	$136,945
Additions to covered OREO	2,422	3,516	11,703	39,579
Dispositions of covered OREO	(5,516)	(17,632)	(34,521)	(61,072)
Valuation adjustments in the period	(2,552)	(5,370)	(14,284)	(9,428)
Balance, end of period	$61,988	$106,024	$61,988	$106,024

During the three and nine months ended September 30, 2016 and 2015, the Bank wrote down certain covered OREO assets to fair value to reflect new appraisals on certain OREO acquired in the FNB Transaction and OREO acquired from the foreclosure on certain FNB loans acquired in the FNB Transaction. Although the Bank recorded a fair value discount on the acquired assets upon acquisition, in some cases additional downward valuations were required.

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

FDIC Indemnification Asset

A summary of the activity in the FDIC Indemnification Asset is as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$74,460	$102,381	$91,648	$130,437
FDIC Indemnification Asset accretion (amortization)	33	201	189	1,027
Transfers to due from FDIC and other	(1,142)	(9,680)	(18,486)	(38,562)
Balance, end of period	$73,351	$92,902	$73,351	$92,902

As of September 30, 2016, the Bank had billed and collected $118.8 million from the FDIC, which represented reimbursable covered losses and expenses through June 30, 2016.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset, as included in other assets within the consolidated balance sheets, and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$33,491	$44,985	$52,285	$36,155
Additions	10,416	11,025	20,309	23,121
Sales	—	—	(7,586)	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	1,413	(7,030)	(16,923)	(6,302)
Due to customer payoffs	(1,569)	(1,453)	(4,334)	(5,447)
Balance, end of period	$43,751	$47,527	$43,751	$47,527

	September 30,	December 31,
	2016	2015
Mortgage loans serviced for others	$5,491,039	$5,051,884
MSR asset as a percentage of serviced mortgage loans	0.80%	1.03%

(1)

Primarily represents normal customer payments, changes in discount rates and prepayment speed assumptions, which are primarily affected by changes in interest rates and the refinement of other MSR model assumptions.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	September 30,	December 31,
	2016	2015
Weighted average constant prepayment rate	18.12%	11.51%
Weighted average discount rate	10.93%	10.92%
Weighted average life (in years)	4.5	6.5

A  sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2016	2015
Constant prepayment rate:
Impact of 10% adverse change	$(2,522)	$(2,177)
Impact of 20% adverse change	(4,808)	(4,195)
Discount rate:
Impact of 10% adverse change	(1,402)	(2,073)
Impact of 20% adverse change	(2,714)	(3,989)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $5.7 million and $5.2 million during the three months ended September 30, 2016 and 2015, respectively, and $17.3 million and $13.7 million during the nine months ended September 30, 2016 and 2015, respectively, were included in other noninterest income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2016	2015
Noninterest-bearing demand	$2,232,813	$2,235,436
Interest-bearing:
NOW accounts	1,131,183	1,077,576
Money market	1,588,141	1,500,780
Brokered - money market	122,123	133,380
Demand	403,856	380,214
Savings	277,385	273,390
Time	1,183,161	1,325,342
Brokered - time	91,923	26,565
	$7,030,585	$6,952,683

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2016	2015
Federal funds purchased	$77,700	$58,925
Securities sold under agreements to repurchase	275,322	217,748
Federal Home Loan Bank	700,000	600,000
Short-term bank loans	212,000	70,700
	$1,265,022	$947,373

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

	Nine Months Ended September 30,
	2016	2015
Average balance during the period	$351,430	$313,765
Average interest rate during the period	0.55%	0.31%

	September 30,	December 31,
	2016	2015
Average interest rate at end of period	0.46%	0.26%
Securities underlying the agreements at end of period:
Carrying value	$201,660	$250,981
Estimated fair value	$202,214	$250,045

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

	Nine Months Ended September 30,
	2016	2015
Average balance during the period	$303,011	$314,780
Average interest rate during the period	0.45%	0.24%

	September 30,	December 31,
	2016	2015
Average interest rate at end of period	0.48%	0.35%

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. The weighted average interest rate on the borrowings at September 30, 2016 and December 31, 2015 was 1.29% and 1.26%, respectively.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	September 30,	December 31,
	2016	2015
NLIC note payable due May 2033	$10,000	$10,000
NLIC note payable due September 2033	10,000	10,000
ASIC note payable due April 2034	7,500	7,500
Insurance company note payable due March 2035	20,000	20,000
Federal Home Loan Bank notes, maturities ranging from March 2017 to June 2030	103,232	36,042
Insurance company line of credit due December 31, 2016	2,500	7,000
Ventures line of credit due May 2017	11,805	—
Senior Notes due April 2025, net	148,276	148,174
	$313,313	$238,716

11. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rate was 38.6% and 34.9% during the three months ended September 30, 2016 and 2015, respectively, and 37.0% and 23.5% during the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate during the three months ended September 30, 2016 was slightly higher than the statutory rate primarily due to higher than expected non-deductible transaction costs associated with the SWS Merger, offset by the recognition of excess tax benefits on share-based payment awards as a result of the Company’s adoption of the provisions of Accounting Standards Update (“ASU”) 2016-09 as of January 1, 2016 as discussed in Note 24 to the consolidated financial statements. The lower effective tax rate during the nine months ended September 30, 2015 was primarily due to no income taxes being recorded during 2015 in connection with the bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, the Company recorded an income tax benefit during 2015 of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock.

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

Assessments of litigation and claims exposures are difficult due to many factors that involve inherent unpredictability. Those factors include the following: the varying stages of the proceedings, particularly in the early stages; unspecified, unsupported, or uncertain damages; damages other than compensatory, such as punitive damages; a matter presenting meaningful legal uncertainties, including novel issues of law; multiple defendants and jurisdictions; whether discovery has begun or is complete; whether meaningful settlement discussions have commenced; and whether the claim involves a class action and if so, how the class is defined. As a result of some of these factors, the Company may be unable to estimate reasonably possible losses with respect to some or all of the pending and threatened litigation and claims asserted against the Company.

Following completion of Hilltop’s acquisition of SWS, several purported holders of shares of SWS common stock filed petitions in the Court of Chancery of the State of Delaware seeking appraisal for their shares pursuant to Section 262 of the Delaware General Corporation Law. These petitions were consolidated as In re SWS Group, Inc., C.A. No. 10554-VCG. The consolidated matter represents a total of approximately 5.2 million shares of SWS common stock. The Company continues to vigorously defend this matter.

On or about November 2, 2012, FSC was named in a lawsuit pending in the state of Rhode Island Superior Court styled Rhode Island Economic Development Corporation v. Wells Fargo Securities, LLC, et al. The lawsuit relates to FSC’s role as financial advisor to the State of Rhode Island, specifically in connection with the Rhode Island Economic Development Corporation’s issuance of $75 million in bonds to finance a loan to 38 Studios, LLC. 38 Studios, LLC ultimately failed to repay the loan and the Rhode Island Economic Development Corporation is seeking recovery to repay the bonds it issued to make such loan. FSC intends to defend itself vigorously in this action.

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

At September 30, 2016 and December 31, 2015, the mortgage origination segment’s indemnification liability reserve totaled $19.2 million and $16.6 million, respectively. The provision for indemnification losses was $1.3 million and $1.1 million during the three months ended September 30, 2016 and 2015, respectively, and $3.5 million and $3.1 million during the nine months ended September 30, 2016 and 2015, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$53,876	$72,564	$57,298	$53,906
Claims made	3,339	9,787	12,893	61,768
Claims resolved with no payment	(4,545)	(12,178)	(15,162)	(34,877)
Repurchases	(789)	(4,333)	(2,660)	(12,647)
Indemnification payments	(2,115)	(11,921)	(2,603)	(14,231)
Balance, end of period	$49,766	$53,919	$49,766	$53,919

	Indemnification Liability Reserve Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$18,216	$17,279	$16,640	$17,619
Additions for new sales	1,348	1,092	3,471	3,086
Repurchases	(78)	(408)	(260)	(1,206)
Early payment defaults	(72)	(5)	(205)	(44)
Indemnification payments	(250)	(1,831)	(482)	(2,872)
Change in estimate	—	(18)	—	(474)
Balance, end of period	$19,164	$16,109	$19,164	$16,109

	September 30,	December 31,
	2016	2015
Reserve for Indemnification Liability:
Specific claims	$3,461	$5,210
Incurred but not reported claims	15,703	11,430
Total	$19,164	$16,640

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

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. As discussed in Note 6 to the consolidated financial statements, and in accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if its actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. As of September 30, 2016, the Bank estimated that the sum of

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the FDIC Indemnification Asset. As of September 30, 2016, the Bank had billed $148.5 million of covered net losses to the FDIC, of which 80%, or $118.8 million, were reimbursable under the loss-share agreements. As of September 30, 2016, the Bank had received aggregate reimbursements of $118.8 million from the FDIC, which represented reimbursable covered losses and expenses through June 30, 2016.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at September 30, 2016 and outstanding financial and performance standby letters of credit of $37.4 million at September 30, 2016.

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

14. Stock-Based Compensation

Pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”), the Company may grant nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Upon the approval by stockholders and effectiveness of the 2012 Plan in September 2012, no additional awards were permissible under the 2003 Equity Incentive Plan (the “2003 Plan”). In the aggregate, 4,000,000 shares of common stock may be delivered pursuant to awards granted under the 2012 Plan. At September 30, 2016, 1,968,956 shares of common stock remained available for issuance pursuant to the 2012 Plan, including shares that may be delivered pursuant to outstanding awards. Compensation expense related to the 2012 Plan and the 2003 Plan was $2.6 million and $2.0 million during the three months ended September 30, 2016 and 2015, respectively, and $7.6 million and $6.5 million during the nine months ended September 30, 2016 and 2015, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the nine months ended September 30, 2016 and 2015, Hilltop granted 16,506 and 8,219 shares of common stock, respectively, to certain non-employee members of the Company’s Board of Directors for services rendered to the Company pursuant to the 2012 Plan.

Restricted Stock Awards and RSUs

The following table summarizes information about nonvested Restricted Stock Award and RSU activity for the nine months ended September 30, 2016 (shares in thousands).

	Restricted Stock Awards		RSUs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Balance, December 31, 2015	453	$13.50	875	$21.22
Granted	-	$-	598	$17.78
Vested/Released	(441)	$13.34	(7)	$22.22
Forfeited	(2)	$19.72	(10)	$20.80
Balance, September 30, 2016	10	$19.07	1,456	$19.83

Vested/Released Restricted Stock Awards and RSUs include an aggregate of 124,125 shares withheld to satisfy employee statutory tax obligations during the nine months ended September 30, 2016. Pursuant to certain RSU award agreements, an aggregate of 8,247 vested RSUs at September 30, 2016 require deferral of the settlement in shares and statutory tax obligations to a future date.

At September 30, 2016, unrecognized compensation expense related to outstanding Restricted Stock Awards of $46 thousand is expected to be recognized over a weighted average period of 0.35 years.

During the nine months ended September 30, 2016, the Compensation Committee of the Board of Directors of the Company awarded certain executives and key employees an aggregate of 597,569 RSUs pursuant to the 2012 Plan. At September 30, 2016, 477,719 of these outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 118,523 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At September 30, 2016, in the aggregate, 1,171,675 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 284,398 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At September 30, 2016, unrecognized compensation expense related to outstanding RSUs of $15.5 million is expected to be recognized over a weighted average period of 1.67 years.

Stock Options

Stock options granted on November 2, 2011 to two senior executives pursuant to the 2003 Plan to purchase an aggregate of 600,000 shares of the Company’s common stock (the “Stock Option Awards”) at an exercise price of $7.70 per share were fully vested and exercisable at November 2, 2015. As of September 30, 2016, all Stock Option Awards have been exercised.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

15. Regulatory Matters

Banking and Hilltop

The Bank and Hilltop are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct, material effect on the consolidated financial statements. The regulations require the Bank and Hilltop to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company performs reviews of the classification and calculation of risk-weighted assets to ensure accuracy and compliance with the Basel III regulatory capital requirements. The capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the companies to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

The following table shows the Bank’s and Hilltop’s consolidated actual capital amounts and ratios compared to the regulatory minimum capital requirements and the Bank’s regulatory minimum capital requirements needed to qualify as a “well-capitalized” institution in accordance with Basel III as measured at September 30, 2016 and December 31, 2015, respectively (dollars in thousands).

					To Be Well Capitalized
			Minimum Capital		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Tier 1 capital (to average assets):
Bank	$1,110,183	12.65%	$351,031	4.0%	$438,788	5.0%
Hilltop	1,618,996	13.41%	483,020	4.0%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets):
Bank	1,110,183	15.15%	329,764	4.5%	476,325	6.5%
Hilltop	1,569,295	17.80%	396,679	4.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	1,110,183	15.15%	439,685	6.0%	586,247	8.0%
Hilltop	1,618,996	18.37%	528,906	6.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	1,165,202	15.90%	586,247	8.0%	732,808	10.0%
Hilltop	1,658,905	18.82%	705,208	8.0%	N/A	N/A

December 31, 2015
Tier 1 capital (to average assets):
Bank	$1,064,212	13.22%	$322,104	4.0%	$402,630	5.0%
Hilltop	1,520,514	12.65%	480,928	4.0%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets):
Bank	1,063,041	16.23%	294,716	4.5%	425,701	6.5%
Hilltop	1,469,642	17.87%	370,156	4.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets):
Bank	1,064,212	16.25%	392,954	6.0%	523,939	8.0%
Hilltop	1,520,514	18.48%	493,541	6.0%	N/A	N/A
Total capital (to risk-weighted assets):
Bank	1,112,654	16.99%	523,939	8.0%	654,924	10.0%
Hilltop	1,553,867	18.89%	658,055	8.0%	N/A	N/A

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

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and the Bank. Based on the actual ratios as shown in the table above, Hilltop and the Bank exceed each of the capital conservation buffer requirements in effect as of September 30, 2016, as well as the fully phased-in requirements through 2019.

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

At September 30, 2016, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		HTS
	Hilltop	Independent
	Securities	Network
Net capital	$140,881	$1,338
Less required net capital	10,146	250
Excess net capital	$130,735	$1,088

Net capital as a percentage of aggregate debit items	27.8%
Net capital in excess of 5% aggregate debit items	$115,517

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated under the provisions of the Exchange Act are not available for general corporate purposes. At September 30, 2016, Hilltop Securities held cash of $173.8 million segregated in special reserve bank accounts for the benefit of customers. Hilltop Securities was not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2016. The fair values of any segregated assets included in special reserve accounts were determined using Level 1 inputs.

Mortgage Origination

As a mortgage originator, PrimeLending is subject to minimum net worth requirements established by the U.S. Department of Housing and Urban Development (“HUD”) and the GNMA. On an annual basis, PrimeLending submits audited financial statements to HUD and GNMA documenting PrimeLending’s compliance with its minimum net worth requirements. In addition, PrimeLending monitors compliance on an ongoing basis and, as of September 30, 2016, PrimeLending’s net worth exceeded the amounts required by both HUD and GNMA.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

A summary of statutory capital and surplus and statutory net income (loss) of each insurance subsidiary is as follows (in thousands).

	September 30,	December 31,
	2016	2015
Capital and surplus:
National Lloyds Insurance Company	$122,311	$121,750
American Summit Insurance Company	29,096	30,592

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Statutory net income (loss):
National Lloyds Insurance Company	$8,146	$7,901	$4,507	$3,826
American Summit Insurance Company	(357)	76	729	643

Regulations of the Texas Department of Insurance require insurance companies to maintain minimum levels of statutory surplus to ensure their ability to meet their obligations to policyholders. At September 30, 2016, the Company's insurance subsidiaries had statutory surplus in excess of the minimum required.

The NAIC has adopted a risk based capital (“RBC”) formula for insurance companies that establishes minimum capital requirements indicating various levels of available regulatory action on an annual basis relating to insurance risk, asset credit risk, interest rate risk and business risk. The RBC formula is used by the NAIC and certain state insurance regulators as an early warning tool to identify companies that require additional scrutiny or regulatory action. At September 30, 2016, the Company's insurance subsidiaries' RBC ratio exceeded the level at which regulatory action would be required.

16. Stockholders’ Equity

Stock Repurchase Program

During the second quarter of 2016, the Company’s Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $50.0 million of its outstanding common stock. Under the stock repurchase program authorized, the Company may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of September 30, 2016, the Company had not repurchased any shares of its outstanding common stock under this stock repurchase program. The extent to which the Company repurchases its shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. The purchases will be funded from available cash balances. The Company’s accounting treatment and policy regarding stock repurchases is discussed in detail in Note 22 to the consolidated financial statements included in the Company’s 2015 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

17. Derivative Financial Instruments

The Company uses various derivative financial instruments to mitigate interest rate risk. The Bank’s interest rate risk management strategy involves effectively managing the re-pricing characteristics of certain assets and liabilities to mitigate potential adverse impacts from changes in interest rates on the net interest margin. PrimeLending has interest rate risk relative to interest rate lock commitments (“IRLCs”) and its inventory of mortgage loans held for sale. PrimeLending is exposed to such interest rate risk from the time an IRLC is made to an applicant to the time the related mortgage loan is sold. To mitigate interest rate risk, PrimeLending executes forward commitments to sell mortgage-backed securities (“MBSs”). Additionally, PrimeLending has interest rate risk relative to its MSR asset and uses derivative instruments, including interest rate swaps, swaptions, and U.S. Treasury bond futures and options to hedge this risk. The Hilltop Broker-Dealers use forward commitments to both purchase and sell MBSs to facilitate customer transactions and as a means to hedge related exposure to interest rate risk in certain inventory positions.

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. The fair values of PrimeLending’s IRLCs, forward commitments, interest rate swaps and swaptions, and U.S. Treasury bond futures and options are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. The fair value of PrimeLending’s derivative instruments increased $1.2 million during the three months ended September 30, 2016, compared with a decrease of $15.5 million during the same period in 2015, and increased $13.0 million during the nine months ended September 30, 2016, compared with an increase of $17.8 million during the same period in 2015. Changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 3 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ derivative instruments are recorded in other assets or other liabilities, as appropriate, and the fair values of the Hilltop Broker-Dealers’ derivatives decreased $8.5 million during the three months ended September 30, 2016, compared with an increase of $12.7 million during the three months ended September 30, 2015, and increased $1.0 million and $30.5 million during the nine months ended September 30, 2016 and 2015, respectively. The changes in fair value were recorded as a component of other noninterest income.

Derivative positions are presented in the following table (in thousands).

	September 30, 2016		December 31, 2015
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments:
IRLCs	$1,592,523	$44,177	$944,942	$23,762
Commitments to purchase MBSs	4,708,594	19,864	3,151,862	8,350
Commitments to sell MBSs	7,123,315	(16,696)	5,038,565	(2,352)
Interest rate swaps and swaptions	34,287	(895)	409,982	490
U.S. Treasury bond futures and options (1)	379,000	—	—	—

(1)    Changes in the fair value of these contracts are settled daily with PrimeLending’s counterparty.

PrimeLending had cash collateral advances totaling $12.2 million and $0.8 million to offset net liability derivative positions on its commitments to sell MBSs at September 30, 2016 and December 31, 2015, respectively. In addition, PrimeLending advanced cash collateral totaling $3.2 million on its U.S. Treasury bond futures and options at September 30, 2016 and $6.4 million in initial margin on its interest rate swaps and swaptions at December 31, 2015. These amounts are included in other assets within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2016
Securities borrowed:
Institutional counterparties	$1,266,145	$—	$1,266,145	$(1,266,145)	$—	$—

Reverse repurchase agreements:
Institutional counterparties	138,284	—	138,284	(137,333)	—	951

Forward MBS derivatives:
Institutional counterparties	19,929	—	19,929	(19,929)	—	—
	$1,424,358	$—	$1,424,358	$(1,423,407)	$—	$951
December 31, 2015
Securities borrowed:
Institutional counterparties	$1,307,741	$—	$1,307,741	$(1,307,741)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	1,526	(393)	1,133	—	—	1,133

Reverse repurchase agreements:
Institutional counterparties	105,660	—	105,660	(105,412)	—	248

Forward MBS derivatives:
Institutional counterparties	1,377	—	1,377	(1,377)	—	—
	$1,416,304	$(393)	$1,415,911	$(1,414,530)	$—	$1,381

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2016
Securities loaned:
Institutional counterparties	$1,150,826	$—	$1,150,826	$(1,150,826)	$—	$—

Interest rate swaps and swaptions:
Institutional counterparties	895	—	895	(3,000)	—	(2,105)

Repurchase agreements:
Institutional counterparties	139,162	—	139,162	(139,162)	—	—
Customer counterparties	136,160	—	136,160	(136,160)	—	—

Forward MBS derivatives:
Institutional counterparties	16,982	(221)	16,761	(9,243)	—	7,518
	$1,444,025	$(221)	$1,443,804	$(1,438,391)	$—	$5,413
December 31, 2015
Securities loaned:
Institutional counterparties	$1,235,466	—	1,235,466	(1,235,466)	—	—

Interest rate swaps and swaptions:
Institutional counterparties	643	—	643	(2,519)	—	(1,876)

Repurchase agreements:
Institutional counterparties	69,748	—	69,748	(69,748)	—	—
Customer counterparties	148,000	—	148,000	(148,000)	—	—

Forward MBS derivatives:
Institutional counterparties	4,385	(1,769)	2,616	(1,420)	—	1,196
	$1,458,242	$(1,769)	$1,456,473	$(1,457,153)	$—	$(680)

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both September 30, 2016 and December 31, 2015.

	Remaining Contractual Maturities
	Overnight and			Greater Than
September 30, 2016	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$186,593	$88,729	$—	$—	$275,322

Securities lending transactions:
Corporate securities	14,097	—	—	—	14,097
Equity securities	1,136,729	—	—	—	1,136,729
Total	$1,337,419	$88,729	$—	$—	$1,426,148

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,426,148
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2015	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$201,090	$16,658	$—	$—	$217,748

Securities lending transactions:
U.S. Treasury and agency securities	12,646	—	—	—	12,646
Corporate securities	5,993	—	—	—	5,993
Equity securities	1,216,827	—	—	—	1,216,827
Total	$1,436,556	$16,658	$—	$—	$1,453,214

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,453,214
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

19. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2016	2015
Receivables:
Securities borrowed	$1,266,145	$1,307,741
Securities failed to deliver	66,419	25,087
Clearing organizations	—	16,701
Trades in process of settlement	—	5,707
Other	8,053	7,263
	$1,340,617	$1,362,499
Payables:
Securities loaned	$1,150,826	$1,235,466
Correspondents	38,989	69,046
Securities failed to receive	39,702	28,352
Trades in process of settlement	20,159	1,311
Clearing organizations and other	2,163	4,130
	$1,251,839	$1,338,305

20. Reserve for Losses and Loss Adjustment Expenses

A rollforward of NLC’s reserve for unpaid losses and LAE, as included in other liabilities within the consolidated balance sheets, is as follows (in thousands).

	Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$44,357	$29,716
Less reinsurance recoverables	(13,502)	(4,315)
Net balance, beginning of period	30,855	25,401

Incurred related to:
Current year	74,782	71,652
Prior years	443	5,784
Total incurred	75,225	77,436

Payments related to:
Current year	(62,111)	(58,523)
Prior years	(15,421)	(15,678)
Total payments	(77,532)	(74,201)

Net balance, end of period	28,548	28,636
Plus reinsurance recoverables	15,479	14,264
Balance, end of period	$44,027	$42,900

The prior period adverse development of $5.8 million during the nine months ended September 30, 2015 was primarily related to litigation emerging from a series of hail storms within the 2012 through 2014 accident years.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

21. Reinsurance Activity

NLC limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk. Substantial amounts of business are ceded, and these reinsurance contracts do not relieve NLC from its obligations to policyholders. Such reinsurance includes quota share, excess of loss, catastrophe, and other forms of reinsurance on essentially all property and casualty lines of insurance. Net insurance premiums earned, losses and LAE and policy acquisition and other underwriting expenses are reported net of the amounts related to reinsurance ceded to other companies. Amounts recoverable from reinsurers related to the portions of the liability for losses and LAE and unearned insurance premiums ceded to them are reported as assets. Failure of reinsurers to honor their obligations could result in losses to NLC; consequently, allowances are established for amounts deemed uncollectible as NLC evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2016, reinsurance receivables had a carrying value of $22.2 million, which is included in other assets within the consolidated balance sheet. There was no allowance for uncollectible accounts at September 30, 2016, based on NLC’s quality requirements.

The effects of reinsurance on premiums written and earned are summarized as follows (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Premiums from direct business	$38,200	$39,839	$41,319	$42,608	$119,955	$120,902	$130,632	$127,218
Reinsurance assumed	2,927	2,798	2,786	2,627	8,752	8,180	8,243	7,617
Reinsurance ceded	(4,038)	(3,890)	(4,316)	(4,039)	(11,783)	(11,881)	(13,758)	(13,754)
Net premiums	$37,089	$38,747	$39,789	$41,196	$116,924	$117,201	$125,117	$121,081

The effects of reinsurance on incurred losses are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loss and LAE incurred	$19,953	$20,785	$98,903	$98,382
Reinsurance recoverables	(3,898)	(3,450)	(23,678)	(20,946)
Net loss and LAE incurred	$16,055	$17,335	$75,225	$77,436

Catastrophic coverage

At September 30, 2016, NLC had catastrophic excess of loss reinsurance coverage of losses per event in excess of $8 million retention by NLIC and $1.5 million retention by ASIC. ASIC maintained an underlying layer of coverage, providing $6.5 million in excess of its $1.5 million retention to bridge to the primary program. The reinsurance in excess of $8 million is comprised of four layers of protection: $17 million in excess of $8 million retention and/or loss; $25 million in excess of $25 million loss; $25 million in excess of $50 million loss and $50 million in excess of $75 million loss. NLIC and ASIC retain no participation in any of the layers, beyond the first $8 million and $1.5 million, respectively. At September 30, 2016, total retention for any one catastrophe that affects both NLIC and ASIC was limited to $8 million in the aggregate.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Segment and Related Information

The Company currently has four reportable business segments that are organized primarily by the core products offered to the segments’ respective customers. These segments reflect the manner in which operations are managed and the criteria used by the Company’s chief operating decision maker function to evaluate segment performance, develop strategy and allocate resources. The chief operating decision maker function consists of the Company’s President and Co-Chief Executive Officer and the Company’s Vice Chairman and Co-Chief Executive Officer.

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

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$90,549	$7,823	$(3,076)	$716	$(1,854)	$5,012	$99,170
Provision for loan losses	4,179	(189)	—	—	—	—	3,990
Noninterest income	12,711	103,511	202,560	41,170	—	(5,494)	354,458
Noninterest expense	61,536	94,094	168,303	30,415	10,041	(256)	364,133
Income (loss) before income taxes	$37,545	$17,429	$31,181	$11,471	$(11,895)	$(226)	$85,505

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$268,682	$22,314	$(7,941)	$2,213	$(5,413)	$13,552	$293,407
Provision for loan losses	36,292	(19)	—	—	—	—	36,273
Noninterest income	39,012	287,293	541,779	124,366	2	(14,614)	977,838
Noninterest expense	181,016	270,135	465,463	118,506	22,373	(806)	1,056,687
Income (loss) before income taxes	$90,386	$39,491	$68,375	$8,073	$(27,784)	$(256)	$178,285

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$105,758	$8,301	$(2,538)	$838	$(1,799)	$4,651	$115,211
Provision for loan losses	5,615	(22)	—	—	—	—	5,593
Noninterest income	13,935	83,817	159,794	43,534	—	(4,611)	296,469
Noninterest expense	60,518	90,683	145,113	32,366	6,028	(1,206)	333,502
Income (loss) before income taxes	$53,560	$1,457	$12,143	$12,006	$(7,827)	$1,246	$72,585

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$280,081	$24,320	$(7,829)	$2,294	$(3,289)	$13,693	$309,270
Provision for loan losses	8,405	33	—	—	—	—	8,438
Noninterest income	48,293	243,593	463,314	128,216	81,289	(13,990)	950,715
Noninterest expense	179,378	271,826	412,234	121,893	17,546	(1,582)	1,001,295
Income (loss) before income taxes	$140,591	$(3,946)	$43,251	$8,617	$60,454	$1,285	$250,252

September 30, 2016
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$9,152,866	$2,832,221	$1,917,079	$355,132	$2,010,329	$(3,844,351)	$12,423,276

December 31, 2015
Goodwill	$207,741	$7,008	$13,071	$23,988	$—	$—	$251,808
Total assets	$8,707,433	$2,673,455	$1,737,843	$349,259	$1,905,547	$(3,506,536)	$11,867,001

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

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During the three and nine months ended September 30, 2016 and 2015, stock options and RSUs are the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Income applicable to Hilltop common stockholders	$51,932	$46,894	$110,573	$188,392
Less: income applicable to participating shares	(5)	(216)	(11)	(861)
Net earnings available to Hilltop common stockholders	$51,927	$46,678	$110,562	$187,531

Weighted average shares outstanding - basic	98,490	98,676	98,367	99,297

Basic earnings per common share	$0.53	$0.47	$1.12	$1.89

Diluted earnings per share:
Income applicable to Hilltop common stockholders	$51,932	$46,894	$110,573	$188,392

Weighted average shares outstanding - basic	98,490	98,676	98,367	99,297
Effect of potentially dilutive securities	135	880	206	894
Weighted average shares outstanding - diluted	98,625	99,556	98,573	100,191

Diluted earnings per common share	$0.53	$0.47	$1.12	$1.88

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

24. Recently Issued Accounting Standards

In August 2016, FASB issued ASU 2016-15 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017 using a retrospective transition method. Early adoption is permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

In June 2016, FASB issued ASU 2016-13 which sets forth a “current expected credit loss” (CECL) model which requires entities to measure all credit losses expected over the life of an exposure (or pool of exposures) for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The amendment also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted no earlier than the first quarter of 2019. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

25. Subsequent Event

On October 27, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on November 30, 2016, to all common stockholders of record as of the close of business on November 15, 2016.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our efforts to make strategic acquisitions, the integration of the operations acquired in the SWS Merger (as defined below), our revenue, our liquidity and sources of funding, market trends, operations and business, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, expected losses on covered loans and related reimbursements from the Federal Deposit Insurance Corporation (“FDIC”), expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, anticipated changes in our revenues or earnings, the effects of government regulation applicable to our operations, the appropriateness of our allowance for loan losses and provision for loan losses, the collectability of loans and the outcome of litigation are forward-looking statements.

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

OVERVIEW

We are a financial holding company registered under the Bank Holding Company Act of 1956. Our primary line of business is to provide business and consumer banking services from offices located throughout Texas through the Bank. We also provide an array of financial products and services through our broker-dealer, mortgage origination and insurance segments. The following includes additional details regarding the financial products and services provided by each of our primary business units.

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

During the three and nine months ended September 30, 2016, our net income to common stockholders was $51.9 million, or $0.53 per diluted share, and $110.6 million, or $1.12 per diluted share, respectively.

We reported $85.5 million and $178.3 million of consolidated income before income taxes during the three and nine months ended September 30, 2016, respectively, including the following contributions from our four reportable operating segments.

•	The banking segment contributed $37.5 million and $90.4 million of income before income taxes during the three and nine months ended September 30, 2016, respectively;
•	The broker-dealer segment contributed $17.4 million and $39.5 million of income before income taxes during the three and nine months ended September 30, 2016, respectively;
•	The mortgage origination segment contributed $31.2 million and $68.4 million of income before income taxes during the three and nine months ended September 30, 2016, respectively; and
•	The insurance segment contributed $11.5 million and $8.1 million of income before income taxes during the three and nine months ended September 30, 2016, respectively.

During the three months ended June 30, 2016, the Bank discovered irregularities with respect to a non-covered loan that is currently in default, including the genuineness of certain underlying documents that supported the loan and the operations of the borrower’s business. As a result of the payment default and other irregularities, the Bank increased its provision for loan losses and recorded a $24.5 million charge-off during the second quarter of 2016, representing the entire outstanding principal balance of the loan. The banking segment’s financial results for the nine months ended September 30, 2016 reflect this charge-off. The Bank continues to investigate the loan relationship and is pursuing legal remedies to recover losses arising from this isolated incident, including litigation against the borrower and guarantors. Given the preliminary nature of the investigation and related legal proceedings, the Bank cannot currently estimate the amount of any future recoveries or additional expenses related to this charged-off loan.

At September 30, 2016, on a consolidated basis, we had total assets of $12.4 billion, total deposits of $7.0 billion, total loans, including loans held for sale, of $7.6 billion and stockholders’ equity of $1.8 billion.

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

Segment Information

We have three primary business units, PlainsCapital (banking and mortgage origination), Securities Holdings (broker-dealer) and NLC (insurance). Under accounting principles generally accepted in the United States (“GAAP”), our business units are comprised of four reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer, mortgage origination and insurance. Consistent with our historical segment operating results, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer, mortgage origination and insurance segments.

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

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$90,549	$7,823	$(3,076)	$716	$(1,854)	$5,012	$99,170
Provision for loan losses	4,179	(189)	—	—	—	—	3,990
Noninterest income	12,711	103,511	202,560	41,170	—	(5,494)	354,458
Noninterest expense	61,536	94,094	168,303	30,415	10,041	(256)	364,133
Income (loss) before income taxes	$37,545	$17,429	$31,181	$11,471	$(11,895)	$(226)	$85,505

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2016	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$268,682	$22,314	$(7,941)	$2,213	$(5,413)	$13,552	$293,407
Provision for loan losses	36,292	(19)	—	—	—	—	36,273
Noninterest income	39,012	287,293	541,779	124,366	2	(14,614)	977,838
Noninterest expense	181,016	270,135	465,463	118,506	22,373	(806)	1,056,687
Income (loss) before income taxes	$90,386	$39,491	$68,375	$8,073	$(27,784)	$(256)	$178,285

			Mortgage			All Other and	Hilltop
Three Months Ended September 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$105,758	$8,301	$(2,538)	$838	$(1,799)	$4,651	$115,211
Provision for loan losses	5,615	(22)	—	—	—	—	5,593
Noninterest income	13,935	83,817	159,794	43,534	—	(4,611)	296,469
Noninterest expense	60,518	90,683	145,113	32,366	6,028	(1,206)	333,502
Income (loss) before income taxes	$53,560	$1,457	$12,143	$12,006	$(7,827)	$1,246	$72,585

			Mortgage			All Other and	Hilltop
Nine Months Ended September 30, 2015	Banking	Broker-Dealer	Origination	Insurance	Corporate	Eliminations	Consolidated
Net interest income (expense)	$280,081	$24,320	$(7,829)	$2,294	$(3,289)	$13,693	$309,270
Provision for loan losses	8,405	33	—	—	—	—	8,438
Noninterest income	48,293	243,593	463,314	128,216	81,289	(13,990)	950,715
Noninterest expense	179,378	271,826	412,234	121,893	17,546	(1,582)	1,001,295
Income (loss) before income taxes	$140,591	$(3,946)	$43,251	$8,617	$60,454	$1,285	$250,252

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $293.4 million in net interest income during the nine months ended September 30, 2016, compared with net interest income of $309.3 million during the same period in 2015. Changes in net interest income included decreases within our banking and broker-dealer segments, as well as interest expense incurred on our $150.0 million aggregate principal amount of 5% senior notes due 2025 (“Senior Notes”) that were not issued until the second quarter of 2015.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)

Income from broker-dealer operations.  Through the Hilltop Broker-Dealers, we provide investment banking and other related financial services. We generated $202.8 million and $205.5 million in securities brokerage commissions and fees and investment advisory fees and commissions, and $81.0 million and $37.7 million in gains from derivative and trading portfolio activities (included within other noninterest income) during the nine months ended September 30, 2016 and 2015, respectively.

(ii)

Income from mortgage operations.  Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2016 and 2015, we generated $541.1 million and $463.2 million, respectively, in net gains from the sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

(iii)

Income from insurance operations.  Through NLC, we provide fire and limited homeowners insurance for low value dwellings and manufactured homes. We generated $117.2 million and $121.1 million in net insurance premiums earned during the nine months ended September 30, 2016 and 2015, respectively.

In the aggregate, we generated $977.8 million and $950.7 million in noninterest income during the nine months ended September 30, 2016 and 2015, respectively. Excluding the bargain purchase gain of $81.3 million related to the SWS Merger, our noninterest income during the nine months ended September 30, 2015 was $869.4 million. We are presenting this financial measure because certain investors may use it to evaluate our business and financial results. This year-over-year increase in noninterest income, other than bargain purchase gain, is predominantly attributable to increases in noninterest income in our mortgage origination and broker-dealer segments.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Net income applicable to common stockholders during the three months ended September 30, 2016 was $51.9 million, or $0.53 per diluted share, compared with net income applicable to common stockholders of $46.9 million, or $0.47 per diluted share, during the three months ended September 30, 2015. Net income applicable to common stockholders during the nine months ended September 30, 2016 was $110.6 million, or $1.12 per diluted share, compared with net income applicable to common stockholders of $188.4 million, or $1.88 per diluted share, during the nine months ended September 30, 2015. The consolidated operating results during the nine months ended September 30, 2016 included the previously mentioned $24.5 million charge-off of a single large loan by the Bank during the second quarter of 2016. The consolidated operating results during the nine months ended September 30, 2015 included the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million, or $0.81 per diluted share. Included in the bargain purchase gain is a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual limitation on their usage because of the ownership change effected in connection with the SWS Merger. In addition, the bargain purchase gain reflects our acquisition date fair value allocation to identifiable intangible assets of $7.5 million.

Our consolidated operating results during the nine months ended September 30, 2016 also include transaction costs related to the SWS Merger, and integration-related costs associated with employee expenses (such as severance and retention), professional fees (such as consulting and legal) and contractual costs (such as vendor contract termination and lease), incurred as a result of the integration of the operations and systems acquired in the SWS Merger. During the nine months ended September 30, 2016, we incurred $6.7 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration-related costs associated with employee, professional fee and contractual expenses during this same period were $2.9 million, $2.8 million, and $0.1 million, respectively. During the nine months ended September 30, 2015, we incurred $4.3 million in pre-tax transaction costs related to the SWS Merger, while pre-tax integration-related costs associated with employee, professional fee and contractual expenses during this same period were $7.3 million, $3.3 million and $2.4 million, respectively. On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Since this approval, we have integrated the back-office systems of FSC and Hilltop Securities and, effective as of the close of business on January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. As a result, we began realizing cost savings in 2016, although these cost savings have been partially offset by additional integration costs that we incurred during the first nine months of 2016.

Certain items included in net income for 2016 and 2015 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012 (the “PlainsCapital Merger”), the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, and the SWS Merger (collectively, the “Bank Transactions”). Income before taxes during the three months ended September 30, 2016 included net accretion of $1.9 million, $12.2 million and $1.1 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $2.0 million, $0.2 million and $0.2 million, respectively. During the three months ended September 30, 2015, income before taxes included net accretion of $1.4 million, $25.7 million and $8.2 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $2.2 million, $0.2 million and $0.3 million, respectively. Income before taxes during the nine months ended September 30, 2016 included net accretion of $7.8 million, $36.2 million and $3.5 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $6.0 million, $0.6 million and $0.7 million, respectively. During the nine months ended September 30, 2015, income before taxes included net accretion of $11.4 million, $47.3 million and $15.6 million on earning assets and liabilities acquired in the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, offset by amortization of identifiable intangibles of $6.5 million, $0.7 million and $0.8 million, respectively.

We consider the ratios shown in the table below to be key indicators of our performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Performance Ratios:
Return on average stockholder's equity	11.41%	10.97%	8.32%	14.95%
Return on average assets	1.69%	1.49%	1.24%	2.04%
Net interest margin (1) (3)	3.65%	4.18%	3.71%	3.81%
Net interest margin (taxable equivalent) (2) (3)	3.67%	4.20%	3.74%	3.84%

(1)	Net interest margin is defined as net interest income divided by average interest-earning assets.
(2)

Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest-earning assets. Annualized taxable equivalent adjustments are based on a 35% federal income tax rate. See footnote 2 to the following tables for the taxable equivalent adjustments to interest income.

(3)

The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 50 basis points and 99 basis points during the three months ended September 30, 2016 and 2015, respectively, and 59 basis points and 83 basis points during the nine months ended September 30, 2016 and 2015, respectively.

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

During the three months ended September 30, 2016, the consolidated taxable equivalent net interest margin of 3.67% was 64 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $2.7 million, $12.2 million and $1.1 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.8 million. The consolidated taxable equivalent net interest margin during the three months ended September 30, 2015 of 4.20% was 137 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $2.2 million, $25.7 million and $8.1 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.7 million.

During the nine months ended September 30, 2016, the consolidated taxable equivalent net interest margin of 3.74% was 70 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $10.5 million, $36.2 million and $3.2 million million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $2.5 million. The consolidated taxable equivalent net interest margin during the nine months ended September 30, 2015 of 3.84% was 106 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $14.3 million, $47.3 million and $15.0 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $2.6 million.

The FNB Transaction-related accretion of discount on loans of $36.2 million and $47.3 million during the nine months ended September 30, 2016 and 2015, respectively, included accretion of approximately $11 million and $28 million, respectively, due to better-than-expected resolution of covered purchased credit impaired (“PCI”) loans during the respective periods. The better-than-expected performance of the covered PCI loan portfolio since 2014 has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during the nine months ended September 30, 2016 and 2015 resulted in the reclassification of $25.4 million and $61.3 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2016			2015
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$7,315,433	$97,590	5.26%	$6,636,328	$111,315	6.64%
Investment securities - taxable	999,394	5,915	2.36%	1,110,813	6,243	2.24%
Investment securities - non-taxable (2)	296,013	2,052	2.77%	253,170	2,439	3.85%
Federal funds sold and securities purchased under agreements to resell	185,533	52	0.11%	122,826	20	0.07%
Interest-bearing deposits in other financial institutions	478,560	567	0.47%	442,689	237	0.21%
Other	1,542,155	9,622	2.44%	2,381,905	11,047	1.82%
Interest-earning assets, gross	10,817,088	115,798	4.22%	10,947,731	131,301	4.74%
Allowance for loan losses	(53,470)			(43,446)
Interest-earning assets, net	10,763,618			10,904,285
Noninterest-earning assets	1,588,921			1,706,720
Total assets	$12,352,539			$12,611,005

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,851,952	$3,996	0.33%	$4,709,244	$3,719	0.31%
Notes payable and other borrowings	2,729,466	12,097	1.76%	3,385,804	11,615	1.36%
Total interest-bearing liabilities	7,581,418	16,093	0.84%	8,095,048	15,334	0.75%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,251,744			2,177,319
Other liabilities	705,985			641,456
Total liabilities	10,539,147			10,913,823
Stockholders’ equity	1,810,266			1,696,396
Noncontrolling interest	3,126			786
Total liabilities and stockholders' equity	$12,352,539			$12,611,005

Net interest income (2)		$99,705			$115,967
Net interest spread (2)			3.38%			3.99%
Net interest margin (2)			3.67%			4.20%

	Nine Months Ended September 30,
	2016			2015
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$7,007,669	$287,591	5.41%	$6,519,422	$295,670	6.01%
Investment securities - taxable	1,041,245	19,075	2.44%	1,120,185	19,484	2.32%
Investment securities - non-taxable (2)	283,033	6,532	3.08%	250,580	7,258	3.86%
Federal funds sold and securities purchased under agreements to resell	152,010	115	0.10%	95,557	52	0.07%
Interest-bearing deposits in other financial institutions	431,056	1,524	0.47%	630,205	1,139	0.24%
Other	1,637,319	24,623	1.98%	2,220,400	32,550	1.94%
Interest-earning assets, gross	10,552,332	339,460	4.25%	10,836,349	356,153	4.36%
Allowance for loan losses	(51,198)			(42,226)
Interest-earning assets, net	10,501,134			10,794,123
Noninterest-earning assets	1,593,065			1,750,987
Total assets	$12,094,199			$12,545,110

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,819,336	$11,872	0.33%	$4,853,600	$11,934	0.33%
Notes payable and other borrowings	2,632,456	32,340	1.63%	3,171,511	32,672	1.37%
Total interest-bearing liabilities	7,451,792	44,212	0.79%	8,025,111	44,606	0.74%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,203,011			2,166,607
Other liabilities	663,043			651,725
Total liabilities	10,317,846			10,843,443
Stockholders’ equity	1,774,196			1,701,032
Noncontrolling interest	2,157			635
Total liabilities and stockholders' equity	$12,094,199			$12,545,110

Net interest income (2)		$295,248			$311,547
Net interest spread (2)			3.46%			3.62%
Net interest margin (2)			3.74%			3.84%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $0.5 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and $1.8 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.

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

On a consolidated basis, net interest income decreased $16.0 million and $15.9 million, respectively, during the three and nine months ended September 30, 2016, compared with the same periods in 2015. Changes in net interest income were primarily related to lower yields on the loan portfolio within our banking segment and decreases in average stock borrow/loan program balances in our broker-dealer segment. The change in net interest income for the nine months ended September 30, 2016 also included an increase in interest expense at corporate on our outstanding Senior Notes, the offering of which was completed during the second quarter of 2015.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The consolidated provision for loan losses, substantially all of which related to the banking segment, was $4.0 million and $5.6 million during the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016, the provision for loan losses was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $6.4 million, partially offset by the recapture of charges on PCI loans of $2.4 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $5.1 million, and PCI loans of $0.5 million during the three months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, the consolidated provision for loan losses, substantially all of which related to the banking segment, was $36.3 million and $8.4 million, respectively. The provision for loan losses during the nine months ended September 30, 2016 was comprised of charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $37.5 million, partially offset by the recapture of charges on PCI loans of $1.2 million, compared to charges relating to newly originated loans and acquired loans without credit impairment at acquisition of $9.3 million, partially offset by the recapture of charges on PCI loans of $0.9 million during the nine months ended September 30, 2015. In addition, as previously mentioned, the consolidated provision for loan losses during the nine months ended September 30, 2016 included a $24.5 million charge-off of a single large loan by the Bank during the second quarter of 2016.

Consolidated noninterest income increased $58.0 million and $27.1 million, respectively, during the three and nine months ended September 30, 2016, compared with the same periods in 2015. Consolidated noninterest income during the nine months ended September 30, 2015 included the recognition of a bargain purchase gain related to the SWS Merger of $81.3 million. The year-over-year increases in noninterest income, other than bargain purchase gain, during the three and nine months ended September 30, 2016, compared with the same periods in 2015, of $58.0 million and $108.4 million, respectively, were primarily driven by increases in noninterest income within our mortgage origination segment of $42.3 million and $77.9 million, respectively, and increases in income earned on derivative and trading portfolio activities within our broker-dealer segment of $14.0 million and $43.3 million, respectively, partially offset by decreases in noninterest income in our banking and insurance segments.

Consolidated noninterest expense during the three and nine months ended September 30, 2016 increased $30.6 million and $55.4 million, respectively, compared with the same periods in 2015. The year-over-year increase in noninterest expense during the three months ended September 30, 2016, compared with the same period in 2015, primarily included an increase in noninterest expense within our mortgage origination segment, as well as increases within our broker-dealer segment and corporate. The year-over-year increase in noninterest expense during the nine months ended September 30, 2016, compared with the same period in 2015, primarily included an increase in noninterest expense within our mortgage origination segment, as well as an increase within corporate, partially offset by decreases within our broker-dealer and insurance segments. During the nine months ended September 30, 2016, we incurred pre-tax transaction and integration costs related to the SWS Merger of $12.5 million, compared with $17.3 million during the same period in 2015. Changes between the three and nine months ended September 30, 2016 and the comparable periods in 2015 within the major components of consolidated noninterest expense included increases of $24.6 million and $41.9 million, respectively, in employees’ compensation and benefits, and $9.9 million and $24.3 million, respectively, in other expenses primarily attributable to increases in our mortgage origination and banking segments and corporate, partially offset by decreases of $1.9 million and $7.1 million, respectively, in occupancy and equipment, net, primarily related to our broker-dealer segment.

Consolidated income tax expense during the three months ended September 30, 2016 and 2015 was $33.0 million and $25.3 million, respectively, reflecting effective tax rates of 38.6% and 34.9%, respectively. During the nine months ended September 30, 2016 and 2015, consolidated income tax expense was $65.9 million and $58.9 million, respectively, reflecting effective tax rates of 37.0% and 23.5%, respectively. Our effective tax rate during the three and nine months ended September 30, 2016 was slightly higher than the statutory rate primarily due to higher than expected non-deductible transaction costs associated with the SWS Merger, offset by the recognition of excess tax benefits on share-based payment awards as a result of our adoption of the provisions of Accounting Standards Update 2016-09 as of January 1, 2016 as discussed in Note 24 to the consolidated financial statements. The lower effective tax rate during the nine months ended September 30, 2015 was primarily due to no income taxes being recorded during 2015 in connection with the bargain purchase gain of $81.3 million associated with the SWS Merger because the acquisition was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. In addition, during the quarter ended March 31, 2015, we recorded an income tax benefit of $2.1 million as a result of the SWS Merger to reverse the deferred tax liability for the difference between book and tax basis on Hilltop’s investment in SWS common stock. Therefore, the effective income tax rate during each of the nine months ended September 30, 2016 and 2015 is not necessarily indicative of anticipated future effective tax rates.

Segment Results

Banking Segment

Income before income taxes in our banking segment during the three months ended September 30, 2016 and 2015 was $37.5 million and $53.6 million, respectively, while income before income taxes in our banking segment during the nine months ended September 30, 2016 and 2015 was $90.4 million and $140.6 million, respectively. The decline in income before income taxes during the three months ended September 30, 2016, compared with the same period in 2015, was primarily due to a decrease in net interest income associated with the decline in accretion of discount on loans. The decrease in income before income taxes during the nine months ended September 30, 2016, compared with the same period in 2015, was primarily due to the increase in the provision for loan losses associated with the previously mentioned $24.5 million charge-off of a single large loan by the Bank during the second quarter of 2016, a decrease in net interest income associated with the decline in accretion of discount on loans, and a decrease in noninterest income associated with the prior year recognition of gains on securities acquired in the SWS Merger and subsequently sold. In addition, during the third quarter of 2016, the Bank conducted a core system conversion to enhance its operating platform and increase capacity to support future growth and new products and services.

We consider the ratios shown in the table below to be key indicators of the performance of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Performance Ratios:
Efficiency ratio (1)	59.59%	50.56%	58.83%	54.63%
Return on average assets	1.09%	1.64%	0.91%	1.45%
Net interest margin (2)	4.50%	5.77%	4.69%	5.10%
Net interest margin (taxable equivalent) (3)	4.53%	5.79%	4.71%	5.13%

(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period.
(2)	Net interest margin is defined as net interest income divided by average interest-earning assets.
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

During the three months ended September 30, 2016, the banking segment’s taxable equivalent net interest margin of 4.53% was 90 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $2.7 million, $12.2 million and $1.1 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.8 million. The banking segment’s taxable equivalent net interest margin during the three months ended September 30, 2015 of 5.79% was 210 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $2.2 million, $25.7 million and $8.1 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $0.7 million.

During the nine months ended September 30, 2016, the banking segment’s taxable equivalent net interest margin of 4.71% was 99 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $10.5 million, $36.2 million and $3.2 million million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $2.5 million. The banking segment’s taxable equivalent net interest margin during the nine months ended September 30, 2015 of 5.13% was 159 basis points greater due to the impact of purchase accounting and primarily related to accretion of discount on loans of $14.3 million, $47.3 million and $15.0 million associated with the PlainsCapital Merger, FNB Transaction and SWS Merger, respectively, and PlainsCapital Merger-related amortization of premium on acquired securities of $2.6 million.

The FNB Transaction-related accretion of discount on loans of $36.2 million and $47.3 million during the nine months ended September 30, 2016 and 2015, respectively, included accretion of approximately $11 million and $28 million, respectively, due to better-than-expected resolution of covered PCI loans during the respective periods. The better-than-expected performance of the covered PCI loan portfolio since 2014 has led to higher yields calculated as a result of the Bank’s quarterly cash flow recast process. The recast process performed during the nine months ended September 30, 2016 and 2015 resulted in the reclassification of $25.4 million and $61.3 million, respectively, from nonaccretable difference to accretable yield.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2016			2015
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,363,523	$78,749	5.78%	$4,800,658	$94,990	7.82%
Subsidiary warehouse lines of credit	1,363,413	13,235	3.80%	1,128,373	10,162	3.52%
Investment securities - taxable	680,587	3,121	1.83%	802,098	4,162	2.08%
Investment securities - non-taxable (2)	137,009	1,245	3.63%	140,150	1,293	3.69%
Federal funds sold and securities purchased under agreements to resell	38,246	52	0.54%	26,254	20	0.31%
Interest-bearing deposits in other financial institutions	389,713	516	0.53%	345,746	210	0.24%
Other	57,839	527	3.65%	57,220	446	3.12%
Interest-earning assets, gross	8,030,330	97,445	4.77%	7,300,499	111,283	6.02%
Allowance for loan losses	(53,279)			(43,019)
Interest-earning assets, net	7,977,051			7,257,480
Noninterest-earning assets	1,031,002			1,111,559
Total assets	$9,008,053			$8,369,039

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,558,000	$5,075	0.44%	$4,330,690	$4,116	0.38%
Notes payable and other borrowings	775,175	1,024	0.52%	613,884	613	0.39%
Total interest-bearing liabilities (3)	5,333,175	6,099	0.45%	4,944,574	4,729	0.38%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,280,750			2,145,372
Other liabilities	70,971			31,875
Total liabilities	7,684,896			7,121,821
Stockholders’ equity	1,323,157			1,247,218
Total liabilities and stockholders’ equity	$9,008,053			$8,369,039

Net interest income (2)		$91,346			$106,554
Net interest spread (2)			4.33%			5.64%
Net interest margin (2)			4.53%			5.79%

	Nine Months Ended September 30,
	2016			2015
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned or	Yield or	Outstanding	Earned or	Yield or
	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest-earning assets
Loans, gross (1)	$5,242,000	$236,436	5.93%	$4,762,223	$249,617	6.94%
Subsidiary warehouse lines of credit	1,169,400	34,226	3.85%	1,050,123	28,113	3.53%
Investment securities - taxable	717,097	10,788	2.01%	802,639	12,943	2.15%
Investment securities - non-taxable (2)	138,377	3,798	3.66%	141,470	3,996	3.77%
Federal funds sold and securities purchased under agreements to resell	28,266	115	0.54%	24,142	52	0.29%
Interest-bearing deposits in other financial institutions	341,372	1,371	0.54%	526,162	1,054	0.27%
Other	53,631	1,525	3.79%	50,210	1,295	3.44%
Interest-earning assets, gross	7,690,143	288,259	4.94%	7,356,969	297,070	5.35%
Allowance for loan losses	(50,982)			(41,867)
Interest-earning assets, net	7,639,161			7,315,102
Noninterest-earning assets	1,046,027			1,140,995
Total assets	$8,685,188			$8,456,097

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$4,515,661	$14,764	0.44%	$4,456,485	$12,994	0.39%
Notes payable and other borrowings	600,720	2,423	0.53%	618,270	1,548	0.33%
Total interest-bearing liabilities (3)	5,116,381	17,187	0.45%	5,074,755	14,542	0.38%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,220,755			2,123,655
Other liabilities	55,315			52,190
Total liabilities	7,392,451			7,250,600
Stockholders’ equity	1,292,737			1,205,497
Total liabilities and stockholders’ equity	$8,685,188			$8,456,097

Net interest income (2)		$271,072			$282,528
Net interest spread (2)			4.49%			4.97%
Net interest margin (2)			4.71%			5.13%

(1)	Average balance includes non-accrual loans.
(2)

Presented on a taxable basis with annualized taxable equivalent adjustments based on a 35% federal income tax rate. The adjustment to interest income was $0.4 million for both the three months ended September 30, 2016 and 2015, and $1.3 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.

(3)

Excludes the allocation of interest expense on PlainsCapital debt of $0.4 million for both the three months ended September 30, 2016 and 2015, and $1.1 million for both the nine months ended September 30, 2016 and 2015.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans, gross	$11,060	$(27,301)	$(16,241)	$24,937	$(38,118)	$(13,181)
Subsidiary warehouse lines of credit	2,082	991	3,073	3,152	2,961	6,113
Investment securities - taxable	(634)	(407)	(1,041)	(1,377)	(778)	(2,155)
Investment securities - non-taxable (2)	(29)	(19)	(48)	(87)	(111)	(198)
Federal funds sold and securities purchased under agreements to resell	9	23	32	9	54	63
Interest-bearing deposits in other financial institutions	27	279	306	(370)	687	317
Other	5	76	81	88	142	230
Total interest income (2)	12,520	(26,358)	(13,838)	26,352	(35,163)	(8,811)

Interest expense
Deposits	$215	$744	$959	$173	$1,597	$1,770
Notes payable and other borrowings	159	252	411	(44)	919	875
Total interest expense	374	996	1,370	129	2,516	2,645

Net interest income (2)	$12,146	$(27,354)	$(15,208)	$26,223	$(37,679)	$(11,456)

(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Annualized taxable equivalent.

Taxable equivalent net interest income decreased $15.2 million and $11.5 million during the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Changes in the yields earned on interest-earning assets decreased taxable equivalent net interest income by $26.4 million and $35.2 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to the net effects of lower yields on the loan portfolio as a result of the decline in accretion of discount on loans, partially offset by the favorable change in yields on warehouse lines of credit extended to other subsidiaries. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed. Increases in the volume of interest-earning assets, primarily on the loan portfolio and additional amounts drawn on the subsidiary warehouse lines of credit, increased taxable equivalent net interest income by $12.5 million and $26.4 million during the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. Changes in rates paid on interest-bearing liabilities decreased taxable equivalent net interest income by $1.0 million and $2.5 million during the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015.

The banking segment’s noninterest income was $12.7 million and $13.9 million during the three months ended September 30, 2016 and 2015, respectively, and $39.0 million and $48.3 million during the nine months ended September 30, 2016 and 2015, respectively. The decrease in noninterest income during the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to year-over-year decreases in exchange fee income due to the impact of the Durbin Act and OREO income. The year-over-year decrease during the nine months ended September 30, 2016 was primarily due to $4.4 million of realized gains on securities acquired in the SWS Merger and subsequently sold during the three months ended March 31, 2015, that did not recur during the same period in 2016, as well as decreases in subsidiary management fees and items during the third quarter of 2016 previously discussed.

The banking segment’s noninterest expenses were $61.5 million and $60.5 million during the three months ended September 30, 2016 and 2015, respectively, and $181.0 million and $179.4 million during the nine months ended September 30, 2016 and 2015, respectively. Noninterest expenses were primarily comprised of employees’ compensation and benefits, and occupancy expenses. The change in noninterest expenses during the three months ended September 30, 2016, compared to the same period in 2015, included an increase in compensation and benefits costs, partially offset by a year-over-year decrease in the “true-up” payment accrual associated with covered assets of $2.4 million. The change in noninterest expenses during the nine months ended September 30, 2016, compared to the same period in 2015, primarily included a net increase in repossession and foreclosure expenses of $7.5 million and a year-over-year increase in the “true-up” payment accrual associated with covered assets of $1.6 million, offset by a reduction of $3.0 million in pre-tax integration-related costs directly attributable to the integration of the former SWS FSB related to employee expenses, as well as decreases in compensation and benefits costs, and occupancy expenses associated with closed branches and related costs.

Broker-Dealer Segment

Income before income taxes in our broker-dealer segment during the three and nine months ended September 30, 2016 was $17.4 million and $39.5 million, respectively, compared with income before income taxes during the three months ended September 30, 2015 of $1.5 million and a loss before income taxes of $3.9 million during the nine months ended September 30, 2015. The changes in income (loss) before income taxes during the three and nine months ended September 30, 2016, compared with the same periods in 2015, were primarily the result of increases in trading gains associated with the structured finance business, offset by increases in compensation and benefits expenses related to the integration and merger of FSC and Hilltop Securities, as well as increased incentive compensation for producers.

The following table provides additional details regarding our broker-dealer operating results (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Net interest income:
Securities lending	$2,083	$3,006	$(923)	$5,095	$8,304	$(3,209)
Other	5,740	5,295	445	17,219	16,016	1,203
Total net interest income	7,823	8,301	(478)	22,314	24,320	(2,006)
Noninterest income:
Securities commissions and fees by business line (1):
Capital markets	13,854	13,030	824	42,435	43,130	(695)
Retail	19,095	20,225	(1,130)	55,314	60,623	(5,309)
Clearing	6,999	4,791	2,208	20,752	15,279	5,473
Other	825	1,405	(580)	2,832	5,120	(2,288)
	40,773	39,451	1,322	121,333	124,152	(2,819)
Investment banking and advisory fees by business line:
Public finance	24,599	21,507	3,092	64,727	64,339	388
Capital markets	1,366	716	650	4,684	1,544	3,140
Retail	3,637	3,731	(94)	10,864	11,701	(837)
Structured finance	1,292	1,627	(335)	3,763	4,428	(665)
Clearing	234	12	222	265	36	229
Other	1	74	(73)	(1)	206	(207)
	31,129	27,667	3,462	84,302	82,254	2,048
Other:
Structured finance	24,998	11,477	13,521	61,502	26,618	34,884
Capital markets	6,260	5,782	478	19,516	11,143	8,373
Other	351	(560)	911	640	(574)	1,214
	31,609	16,699	14,910	81,658	37,187	44,471
Total noninterest income	103,511	83,817	19,694	287,293	243,593	43,700
Noninterest expense:
Compensation and benefits expenses	68,051	64,099	3,952	189,843	192,761	(2,918)
Other	25,854	26,562	(708)	80,273	79,098	1,175
Total noninterest expense	93,905	90,661	3,244	270,116	271,859	(1,743)

Income (loss) before income taxes	$17,429	$1,457	$15,972	$39,491	$(3,946)	$43,437

(1)

Securities commissions and fees includes income of $1.1 million and $0.4 million during the three months ended September 30, 2016 and 2015, respectively, and $2.9 million and $1.0 million during the nine months ended September 30, 2016 and 2015, respectively, that is eliminated in consolidation.

The broker-dealer segment had net interest income of $7.8 million and $8.3 million during the three months ended September 30, 2016 and 2015, respectively, and net interest income of $22.3 million and $24.3 million during the nine months ended September 30, 2016 and 2015, respectively. In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The year-over-year decreases between the three and nine months ended September 30, 2016 and the comparable periods in 2015 were primarily due to decreases of 25% and 21%, respectively, in the broker-dealer segment’s average stock borrow/loan program balances.

Noninterest income was $103.5 million and $83.8 million during the three months ended September 30, 2016 and 2015, respectively, and $287.3 million and $243.6 million during the nine months ended September 30, 2016 and 2015, respectively. The increase in noninterest income of $19.7 million during the three months ended September 30, 2016, compared with the same period in 2015, was primarily due to a $14.0 million increase in income earned from trading gains associated with the structured finance business and a $3.5 million increase in investment banking and advisory fees was primarily due to an increase in the aggregate dollar amount of public finance issuances. The increase in noninterest income of $43.7 million during the nine months ended September 30, 2016, compared with the same period in 2015, was primarily due to a $43.3 million increase in the income earned from trading gains associated with the structured finance and capital markets businesses and a $2.0 million increase in investment banking and advisory fees primarily due to an increase in the aggregate dollar amount of public finance issuances, offset by a decrease of $2.8 million in securities commissions and fees primarily due to a decrease in the commissions earned on municipal bond transactions.

Noninterest expenses, including provision for loan losses, were $93.9 million and $90.7 million during the three months ended September 30, 2016 and 2015, respectively, and $270.1 million and $271.9 million during the nine months ended September 30, 2016 and 2015, respectively. The increase in noninterest expenses, including provision for loan losses, of $3.2 million during the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to an increase in compensation and benefits expenses primarily as a result of an increase in incentive pay given the improvement in year-over-year operating performance, partially offset by a decrease in salaries and benefits expenses, which was in part a product of the integration and merger of FSC and Hilltop Securities. The decrease in noninterest expenses, including provision for loan losses, of $1.7 million during the nine months ended September 30, 2016, compared to the same period in 2015, was primarily due to a decrease of $2.9 million in compensation and benefits expenses, primarily as a result of a decrease in salaries and benefits, which was in part a product of the integration and merger of FSC and Hilltop Securities, partially offset by an increase in incentive pay as discussed above. This decrease in compensation and benefits expenses was partially offset by an increase in legal expenses associated with ongoing litigation matters. During the three months ended September 30, 2016, the broker-dealer segment incurred pre-tax integration-related costs resulting from employee expenses and professional fees directly attributable to the integration of SWS of $0.8 million and $0.2 million, respectively, compared with employee expenses, professional fees and contractual expenses of $0.4 million, $1.7 million and $0.1 million, respectively, during the three months ended September 30, 2015. During the nine months ended September 30, 2016, the broker-dealer segment incurred pre-tax integration-related costs resulting from employee expenses, professional fees and contractual expenses directly attributable to the integration of SWS of $2.9 million, $2.8 million and $0.1 million, respectively, compared with pre-tax transaction costs of $0.8 million, and employee expenses, professional fees and contractual expenses of $5.5 million, $2.5 million and $1.6 million, respectively, during the nine months ended September 30, 2015.

On October 22, 2015, FINRA granted approval to combine FSC and Hilltop Securities, subject to customary conditions. Since this approval, we have integrated the back-office systems of FSC and Hilltop Securities and, effective as of January 22, 2016, we merged FSC and Hilltop Securities into a combined firm operating under the “Hilltop Securities” name. As a result, we began realizing cost savings in 2016, although these cost savings have been partially offset by integration costs that we incurred during the first nine months of 2016.

Selected information concerning the broker-dealer segment follows (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation as a % of net revenue	61.1%	69.6%	61.3%	71.9%
FDIC insured program balances at PlainsCapital Bank (end of period)			$950,501	$804,688
Other FDIC insured program balances (end of period)			$1,420,496	$1,457,188
Customer margin balances (end of period)			$337,751	$424,234
Customer funds on deposit, including short credits (end of period)			$403,883	$516,722

Public finance:
Number of issues	445	363	1,353	1,233
Aggregate amount of offerings	$22,663,624	$13,822,260	$65,650,303	$57,698,144

Capital markets:
Total volumes	$18,196,667	$19,391,338	$61,149,636	$55,674,648
Net inventory (end of period)			$221,263	$98,635

Retail:
Retail employee representatives (end of period)			119	119
Independent registered representatives (end of period)			231	245

Structured finance:
Lock production/TBA volume	$1,663,926	$1,175,951	$4,536,631	$2,881,454

Clearing:
Total tickets	$348,877	$664,051	$1,308,929	$1,728,023
Correspondents (end of period)			179	204

Securities lending:
Interest-earning assets - stock borrowed (end of period)			$1,266,145	$2,036,392
Interest-bearing liabilities - stock loaned (end of period)			$1,150,826	$1,929,588

Mortgage Origination Segment

Income before income taxes in our mortgage origination segment during the three months ended September 30, 2016 and 2015 was $31.2 million and $12.1 million, respectively, and $68.4 million and $43.3 million during the nine months ended September 30, 2016 and 2015, respectively. The increases in income before income taxes during the three and nine months ended September 30, 2016, compared to the same periods in 2015, were primarily due to increases in noninterest income, partially offset by increases in segment operating costs and compensation that varies with the volume of mortgage loan originations (“variable compensation”). Net interest expense of $3.1 million and $2.5 million during the three months ended September 30, 2016 and 2015, respectively, and net interest expense of $7.9 million and $7.8 million during the nine months ended September 30, 2016 and 2015, respectively, resulted from interest incurred on a warehouse line of credit held with the Bank as well as related intercompany financing costs, partially offset by interest income earned on loans held for sale.

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has typically experienced increased loan origination volume from purchases of homes during the spring and summer, when more people tend to move and buy or sell homes. An increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings, while a decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. On October 3, 2015, lender compliance changes associated with TILA-RESPA Integrated Disclosures (“TRID”) became effective and significantly modified required disclosure documents and settlement procedures associated with home mortgage loans. PrimeLending has not experienced significant delays in loan closings due to the implementation of TRID. While PrimeLending believes the majority of infrastructure changes have been made to address additional fulfillment processes resulting from TRID, it continues to evaluate TRID requirements to determine if further fulfillment process changes are needed, which could result in additional costs.

The mortgage origination segment originates all of its mortgage loans through a retail channel. The following table provides certain details regarding our mortgage loan originations and selected information for the periods indicated below (dollars in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2016	Total	2015	Total	2016	Total	2015	Total
Mortgage Loan Originations - units	19,330		16,672		50,441		46,045

Mortgage Loan Originations - volume	$4,492,553		$3,639,198		$11,572,132		$10,286,484

Mortgage Loan Originations:
Conventional	$3,003,506	66.86%	$2,244,391	61.67%	$7,431,755	64.22%	$6,514,178	63.33%
Government	1,010,682	22.50%	987,446	27.13%	2,731,967	23.61%	2,654,708	25.81%
Jumbo	308,800	6.87%	218,500	6.00%	924,194	7.99%	691,366	6.72%
Other	169,565	3.77%	188,861	5.20%	484,216	4.18%	426,232	4.14%
	$4,492,553	100.00%	$3,639,198	100.00%	$11,572,132	100.00%	$10,286,484	100.00%

Home purchases	$3,191,851	71.05%	$2,945,626	80.94%	$8,504,061	73.49%	$7,547,464	73.37%
Refinancings	1,300,702	28.95%	693,572	19.06%	3,068,071	26.51%	2,739,020	26.63%
	$4,492,553	100.00%	$3,639,198	100.00%	$11,572,132	100.00%	$10,286,484	100.00%

Texas	$984,974	21.91%	$818,767	22.50%	$2,516,881	21.75%	$2,235,394	21.73%
California	658,074	14.65%	474,545	13.04%	1,654,059	14.30%	1,526,958	14.84%
Florida	219,544	4.89%	190,301	5.23%	584,541	5.05%	494,371	4.81%
Ohio	192,950	4.29%	166,891	4.59%	493,733	4.27%	434,166	4.22%
Arizona	160,766	3.58%	108,409	2.98%	407,736	3.52%	322,921	3.14%
Washington	155,257	3.46%	133,173	3.66%	401,879	3.47%	350,619	3.41%
North Carolina	142,315	3.17%	127,365	3.50%	392,637	3.39%	373,196	3.63%
Maryland	155,246	3.46%	121,966	3.35%	384,273	3.32%	346,077	3.36%
Missouri	130,325	2.90%	106,097	2.92%	341,770	2.95%	305,418	2.97%
South Carolina	118,550	2.64%	104,065	2.86%	327,050	2.83%	298,083	2.90%
All other states	1,574,552	35.05%	1,287,619	35.37%	4,067,573	35.15%	3,599,281	34.99%
	$4,492,553	100.00%	$3,639,198	100.00%	$11,572,132	100.00%	$10,286,484	100.00%

Mortgage Loan Sales - volume	$4,349,794		$3,699,047		$11,431,589		$10,240,166

Refinancing volume increased to $1.3 billion during the three months ended September 30, 2016 from $693.6 million from the three months ended September 30, 2015 (representing 29.0% and 19.1%, respectively, of total loan origination volume), while refinancing volume increased to $3.1 billion during the nine months ended September 30, 2016 from $2.7 billion during the nine months ended September 30, 2015 (representing 26.5% and 26.6%, respectively, of total loan origination volume). Home purchases volume increased 8.4% to $3.2 billion during the three months ended September 30, 2016 from $2.9 billion during the three months ended September 30, 2015, while home purchases volume increased 12.7% to $8.5 billion during the nine months ended September 30, 2016 from $7.5 billion during the nine months ended September 30, 2015.

The mortgage origination segment’s total loan origination volume during the three and nine months ended September 30, 2016 increased 23.4% and 12.5%, respectively, compared to the same periods in 2015, while income before income taxes during the three and nine months ended September 30, 2016 increased 156.8% and 58.1%, respectively, compared to the same periods in 2015. The increase in income before taxes during the three months ended September 30, 2016 was primarily due to noninterest income increasing by 26.8%, while noninterest expense increased at a lower rate of 16.0%, and the increase in income before taxes during the nine months ended September 30, 2016 was primarily due to noninterest income increasing by 16.9%, while noninterest expense increased at a slightly lower rate of 12.9%.

Noninterest income was $202.6 million and $159.8 million during the three months ended September 30, 2016 and 2015, respectively, and $541.8 million and $463.3 million during the nine months ended September 30, 2016 and 2015, respectively, and was comprised of the following (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Net gains from sale of loans	$167,238	$139,703	$27,535	$432,488	$382,416	$50,072
Mortgage loan origination fees	26,807	22,647	4,160	71,417	58,194	13,223
Other mortgage production income:
Change in net fair value and related derivative activity:
Interest rate lock commitments and loans held for sale	5,147	(4,845)	9,992	26,641	14,828	11,813
Mortgage servicing rights asset	(2,308)	(2,946)	638	(6,111)	(5,820)	(291)
Servicing fees	5,676	5,235	441	17,344	13,696	3,648
	$202,560	$159,794	$42,766	$541,779	$463,314	$78,465

Net gains from sale of loans increased 19.7% and 13.1%, and mortgage loan origination fees increased 18.4% and 22.7% during the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. The increase in net gains from sale of loans during both the three and nine months ended September 30, 2016 were primarily a result of increases in total loan sales volumes of 17.6% and 11.6% during the three and nine months ended September 30, 2016, respectively, as well as slight increases in average loan sales margin, compared with the same periods in 2015. The increase in mortgage loan origination fees during the three months ended September 30, 2016, was primarily a result of an increase in total loan origination volumes, the impact of which was partially offset by a slight decrease in average mortgage loan origination fees during the three months ended September 30, 2016, compared with the same period in 2015. The increase in mortgage loan origination fees during the nine months ended September 30, 2016, was a result of an increase in total loan origination volumes and average loan origination fees during the nine months ended September 30, 2016, compared with the same period in 2015.

During the three and nine months ended September 30, 2016, noninterest income included $5.1 million and $26.6 million, respectively, of increases in net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale. These increases were primarily a result of increases in the volume of IRLCs and mortgage loans held during these periods. A slight increase in the average value of individual IRLCs and mortgage loans during both the three and nine months ended September 30, 2016, also contributed to the increases during these periods.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market, the majority servicing released. During the three and nine months ended September 30, 2016, the mortgage origination segment retained servicing on approximately 22% and 19% of loans sold, respectively, compared to 25% and 20% during the same periods in 2015. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, and refinancing and market activity. The related mortgage servicing rights (“MSR”) asset was valued at $44.9 million on $5.6 billion of serviced loan volume at September 30, 2016, compared with a value of $53.5 million on $5.2 billion of serviced loan volume at December 31, 2015. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. The mortgage origination segment uses derivative financial instruments, including various combinations of interest rate swaps, swaptions, forward commitments to sell mortgage-backed securities, and U.S. Treasury bond futures and options, as a means to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs resulted in net losses of $2.3 million and $6.1 million during the three and nine months ended September 30, 2016, respectively, compared to net losses of $2.9 million and $5.8 million during the three and nine months ended September 30, 2015, respectively. In addition, net servicing income was $2.3 million and $7.2 million during three and nine months ended September 30, 2016, respectively, compared with $2.3 million and $6.3 million during the same periods in 2015, respectively. In May 2016, the mortgage origination segment sold MSR assets of $7.6 million, which represented $917.4 million of its serviced loan volume at the time.

Noninterest expenses were $168.3 million and $145.1 million during the three months ended September 30, 2016 and 2015, respectively, and $465.5 million and $412.2 million during the nine months ended September 30, 2016 and 2015, respectively, and were comprised of the following (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Variable compensation	$75,271	$64,582	$10,689	$201,564	$179,884	$21,680
Segment operating costs	79,308	69,290	10,018	226,522	195,222	31,300
Lender paid closing costs	10,302	8,324	1,978	27,216	29,764	(2,548)
Servicing expense	3,422	2,917	505	10,161	7,364	2,797
	$168,303	$145,113	$23,190	$465,463	$412,234	$53,229

Employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Variable compensation increased $10.7 million and $21.7 million during the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015, and comprised 62.8% and 64.2% of the total employees’ compensation and benefits expenses during the three months ended September 30, 2016 and 2015, respectively, and 61.7% and 64.0% of total employees’ compensation and benefits expenses during the nine months ended September 30, 2016 and 2015, respectively. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume increased 23.4% and 12.5% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, the mortgage origination segment’s operating costs increased 14.5% and 16.0%, respectively. The largest increases in segment operating costs during the three and nine months ended September 30, 2016, compared to the same periods in 2015, were increases in salaries and benefits totaling $8.6 million and $23.9 million, respectively. These increases were primarily the result of increases in headcount related to loan processing, loan fulfillment and technology functions. The increases in loan processing and fulfillment headcount levels were initiated during 2015 primarily to address growth in loan origination volume that began in 2014 and to address the implementation of TRID. Additional increases in segment operating costs during the nine months ended September 30, 2016, compared to the same period in 2015, were primarily associated with increases in mortgage branch locations, business development activities and technology initiatives. Historically, segment operating costs tend to fluctuate with, but at a lesser magnitude than, loan origination volume, as these costs are comprised of salaries, benefits, occupancy and administrative costs, which are not normally highly sensitive to changes in loan origination volume.

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

Between January 1, 2007, and September 30, 2016, the mortgage origination segment sold mortgage loans totaling $85.0 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2007, it does not anticipate experiencing significant losses in the future on loans originated prior to 2007 as a result of investor claims under these provisions of its sales contracts.

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

Following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2007 and September 30, 2016 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
		Loans		Loans
	Amount	Sold	Amount	Sold
Claims resolved with no payment	$209,259	0.25%	$—	0.00%

Claims resolved as a result of a loan repurchase or payment to an investor for losses incurred (1)	243,349	0.29%	23,719	0.03%
	$452,608	0.54%	$23,719	0.03%

(1)	Losses incurred include refunded purchased servicing rights.

At September 30, 2016 and December 31, 2015, the mortgage origination segment’s indemnification liability reserve totaled $19.2 million and $16.6 million, respectively. The related provision for indemnification losses was $1.3 million and $1.1 million during the three months ended September 30, 2016 and 2015, respectively, and $3.5 million and $3.1 million during the nine months ended September 30, 2016 and 2015, respectively.

Insurance Segment

Income before income taxes in our insurance segment was $11.5 million and $12.0 million during the three months ended September 30, 2016 and 2015, respectively, and $8.1 million and $8.6 million during the nine months ended September 30, 2016 and 2015.

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

The insurance segment’s operations resulted in combined ratios of 75.0% and 75.4% during the three months ended September 30, 2016 and 2015, respectively, and 97.8% and 97.6% during the nine months ended September 30, 2016 and 2015, respectively. The relatively consistent combined ratio during the three months ended September 30, 2016, compared with the same period in 2015, included a slight decrease in the loss and LAE ratio driven by the benefit of the current reinsurance structure that has limited the insurance segment’s retention of claims losses associated with sub-catastrophic weather-related events experienced through September 30, 2016. Additionally, premiums earned decreasing at a slightly lower rate than loss and LAE expense also contributed to the decline in the loss and LAE ratio during the three months ended September 30, 2016, compared to the same period in 2015. The combined ratio is a measure of overall insurance underwriting profitability, and represents the sum of loss and LAE and underwriting expenses divided by net insurance premiums earned.

Noninterest income of $41.2 million and $43.5 million during the three months ended September 30, 2016 and 2015, respectively, included net insurance premiums earned of $38.7 million and $41.2 million, respectively, while noninterest income of $124.4 million and $128.2 million during the nine months ended September 30, 2016 and 2015, respectively, included net insurance premiums earned of $117.2 million and $121.1 million, respectively. The year-over-year decreases in net insurance premiums earned were primarily due to the effect of the decreases in net premiums written.

Direct insurance premiums written by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Direct Insurance Premiums Written:
Homeowners	$16,727	$18,728	$(2,001)	$50,964	$57,341	$(6,377)
Fire	11,744	12,865	(1,121)	36,679	40,776	(4,097)
Mobile Home	8,796	8,708	88	29,576	29,484	92
Commercial	856	933	(77)	2,568	2,833	(265)
Other	77	85	(8)	168	198	(30)
	$38,200	$41,319	$(3,119)	$119,955	$130,632	$(10,677)

The total direct insurance premiums written for our three largest insurance product lines decreased by $3.0 million and $10.4 million during the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015, due to the continued effects of efforts to reduce concentrations both geographically and within specific product lines, agent management initiatives and competitive pressure.

Net insurance premiums earned by major product line are presented in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Net Insurance Premiums Earned:
Homeowners	$16,940	$18,613	$(1,673)	$49,792	$53,149	$(3,357)
Fire	11,909	12,830	(921)	35,838	37,795	(1,957)
Mobile Home	8,955	8,745	210	28,897	27,328	1,569
Commercial	866	927	(61)	2,509	2,626	(117)
Other	77	81	(4)	165	183	(18)
	$38,747	$41,196	$(2,449)	$117,201	$121,081	$(3,880)

Net insurance premiums earned during the three and nine months ended September 30, 2016 decreased compared to the same periods in 2015, primarily due to decreases in net premiums written. The decreases in net insurance premiums earned, when compared with the patterns exhibited in prior quarters and years, reflects the effects of the insurance segment’s previously discussed efforts to manage and diversify its business concentrations and products to minimize the effects of future weather-related events, slightly offset by the benefit of the current reinsurance structure.

Noninterest expenses of $30.4 million and $32.4 million during the three months ended September 30, 2016 and 2015, respectively, and $118.5 million and $121.9 million during the nine months ended September 30, 2016 and 2015, respectively, include both loss and LAE expenses and policy acquisition and other underwriting expenses, as well as other noninterest expenses. Loss and LAE are recognized based on formula and case basis estimates for losses reported with respect to direct business, estimates of unreported losses based on past experience and deduction of amounts for reinsurance placed with reinsurers. Loss and LAE during the three months ended September 30, 2016 was $16.1 million, compared with $17.3 million during the same period in 2015, resulting in loss and LAE ratios of 41.4% and 42.1%, respectively. Loss and LAE during the nine months ended September 30, 2016 was $75.2 million, compared with $77.4 million during the same period in 2015, resulting in loss and LAE ratios of 64.2% and 64.0%, respectively. The decrease in the loss and LAE ratio during the three months ended June 30, 2016, compared to the same period in 2015, was primarily a result of the benefit of the current reinsurance structure that has limited the insurance segment’s retention of claims losses associated with sub-catastrophic weather-related events experienced through September 30, 2016. The slightly lower claims loss experience during the nine months ended September 30, 2016, compared to the same period in 2015, was positively impacted primarily by an increase in reinsurance recoverables of $2.7 million. Additionally, net insurance premiums earned decreasing at a comparable rate to loss and LAE expenses also contributed to the stablization in the loss and LAE ratio during the nine months ended September 30, 2016, compared to the same period in 2015.

Policy acquisition and other underwriting expenses encompass all expenses incurred relative to NLC operations, and include elements of multiple categories of expense otherwise reported as noninterest expense in the consolidated statements of operations.

The following table details the calculation of the underwriting expense ratio for the periods presented (dollars in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Amortization of deferred policy acquisition costs	$9,337	$9,869	$(532)	$29,217	$31,034	$(1,817)
Other underwriting expenses	4,606	4,689	(83)	12,780	12,098	682
Total	13,943	14,558	(615)	41,997	43,132	(1,135)
Agency expenses	(908)	(835)	(73)	(2,672)	(2,395)	(277)
Total less agency expenses	$13,035	$13,723	$(688)	$39,325	$40,737	$(1,412)
Net insurance premiums earned	$38,747	$41,196	$(2,449)	$117,201	$121,081	$(3,880)
Expense ratio	33.6%	33.3%	0.3%	33.6%	33.6%	—%

Corporate

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, and management and administrative services to support the overall operations of the Company including, but not limited to, certain executive management, corporate relations, legal, finance, and acquisition costs.

As a holding company, Hilltop’s primary investment objectives are to preserve capital and have cash resources available to make acquisitions. Investment and interest income earned was $0.1 million during each of the three months ended September 30, 2016 and 2015, and $0.3 million during each of the nine months ended September 30, 2016 and 2015, respectively. Investment and interest income during the nine months ended September 30, 2016 included $0.2 million of intercompany interest earned on note receivables held with Securities Holdings and First Southwest that were paid off in January 2016 and March 2016, respectively.

Interest expense was $1.9 million during each of the three months ended September 30, 2016 and 2015, and $5.7 million and $3.6 million during the nine months ended September 30, 2016 and 2015, respectively. During the three months ended June 30, 2015, Hilltop completed its issuance of Senior Notes and used the net proceeds of the offering to redeem all of its outstanding Series B Preferred Stock at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million. Consequently, recurring quarterly interest expense of $1.9 million will be incurred.

Noninterest income of $81.3 million during the nine months ended September 30, 2015 represents the recognition of a bargain purchase gain related to the SWS Merger. Included in the bargain purchase gain was a reversal of a $33.4 million valuation allowance against SWS deferred tax assets. This amount is based on our expected ability to realize these acquired deferred tax assets through our consolidated core earnings, the implementation of certain tax planning strategies and reversal of timing differences. SWS’s net operating loss carryforwards are subject to an annual Section 382 limitation on their usage because of the ownership change.

Noninterest expenses of $10.0 million and $6.0 million during the three months ended September 30, 2016 and 2015, respectively, and $22.4 million and $17.5 million during the nine months ended September 30, 2016 and 2015, respectively, were primarily comprised of employees’ compensation and benefits and professional fees, including corporate governance, legal and transaction costs. During the three months ended September 30, 2016, compared with the same period in 2015, noninterest expenses primarily included increases in transaction-related costs directly attributable to the SWS Merger of $3.8 million and professional fees of $0.3 million. During the nine months ended September 30, 2016, compared with the same period in 2015, noninterest expenses primarily included increases of $2.8 million in transaction-related costs directly attributable to the SWS Merger, employees’ compensation and benefits costs of $0.6 million associated with increases in headcount and incentive compensation costs, professional fees of $0.9 million, and occupancy and equipment expenses of $0.5 million. Specifically, during the nine months ended September 30, 2016, Hilltop incurred pre-tax transaction costs related to the SWS Merger of $6.7 million, compared with $3.5 million in pre-tax transaction costs and $0.4 million in pre-tax integration costs associated with professional fees during the nine months ended September 30, 2015.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2016 as compared with December 31, 2015.

Securities Portfolio

At September 30, 2016, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale and held to maturity.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2016	2015
Trading securities, at fair value
U.S. Treasury securities	$6,105	$20,481
U.S. government agencies:
Bonds	37,125	36,244
Residential mortgage-backed securities	98,681	12,505
Commercial mortgage-backed securities	15,817	19,280
Collateralized mortgage obligations	8,984	264
Other	120	—
Corporate debt securities	71,987	34,735
States and political subdivisions	87,659	58,588
Unit investment trusts	66,649	18,400
Private-label securitized product	7,234	12,324
Other	1,743	1,325
	402,104	214,146
Securities available for sale, at fair value
U.S. Treasury securities	33,751	44,603
U.S. government agencies:
Bonds	108,394	296,636
Residential mortgage-backed securities	95,944	35,853
Commercial mortgage-backed securities	9,180	9,207
Collateralized mortgage obligations	113,081	52,701
Corporate debt securities	89,571	97,950
States and political subdivisions	93,799	118,725
Commercial mortgage-backed securities	520	531
Equity securities	19,480	17,500
	563,720	673,706
Securities held to maturity, at amortized cost
U.S. Treasury securities	—	25,146
U.S. government agencies:
Bonds	46,211	69,379
Residential mortgage-backed securities	21,016	23,735
Commercial mortgage-backed securities	24,850	18,658
Collateralized mortgage obligations	235,336	167,541
States and political subdivisions	38,521	27,563
	365,934	332,022
Total securities portfolio	$1,331,758	$1,219,874

We had net unrealized gains of $11.9 million and $3.7 million at September 30, 2016 and December 31, 2015, respectively, related to the available for sale investment portfolio, and a net unrealized gain associated with the securities held to maturity portfolio of $3.8 million at September 30, 2016, compared with a net unrealized loss of $0.6 million at December 31, 2015.

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale securities portfolio serves as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2016, the banking segment’s securities portfolio of $812.1 million was comprised of trading securities of $16.2 million, available for sale securities of $430.0 million and held to maturity securities of $365.9 million.

Broker-Dealer Segment

Our broker-dealer segment holds securities to support sales, underwriting and other customer activities. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio in operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $385.9 million at September 30, 2016 as trading. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheet, had a value of $164.6 million at September 30, 2016.

Insurance Segment

Our insurance segment’s primary investment objective is to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Our insurance segment invests the premiums it receives from policyholders until they are needed to pay policyholder claims or other expenses. At September 30, 2016, the insurance segment’s securities portfolio was comprised of $133.7 million in available for sale securities and $4.8 million of other investments included in other assets within the consolidated balance sheet.

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

	Loans, excluding	PCI	Total
September 30, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,697,890	$10,003	$1,707,893
Real estate	2,610,854	41,925	2,652,779
Construction and land development	792,027	3,638	795,665
Consumer	42,806	336	43,142
Broker-dealer	475,176	—	475,176
Non-covered loans, gross	5,618,753	55,902	5,674,655
Allowance for loan losses	(50,060)	(2,565)	(52,625)
Non-covered loans, net of allowance	$5,568,693	$53,337	$5,622,030

	Loans, excluding	PCI	Total
December 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$1,539,455	$13,350	$1,552,805
Real estate	2,260,464	52,775	2,313,239
Construction and land development	700,206	5,150	705,356
Consumer	44,893	779	45,672
Broker-dealer	602,968	—	602,968
Non-covered loans, gross	5,147,986	72,054	5,220,040
Allowance for loan losses	(40,929)	(4,486)	(45,415)
Non-covered loans, net of allowance	$5,107,057	$67,568	$5,174,625

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

The banking segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $6.6 billion and $5.9 billion at September 30, 2016 and December 31, 2015, respectively. The banking segment’s non-covered loan portfolio includes a warehouse line of credit extended to PrimeLending, of which $1.5 billion and $1.4 billion was drawn at September 30, 2016 and December 31, 2015, respectively. This warehouse line of credit was temporarily increased to a commitment of $1.9 billion from $1.5 billion until November 30, 2016. Amounts advanced against the warehouse line of credit are eliminated from net loans on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

At September 30, 2016, the banking segment had non-covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total non-covered loans in its real estate portfolio. The areas of concentration within our non-covered real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 32.5%, 14.2% and 14.0%, respectively, of the banking segment’s total non-covered loans at September 30, 2016. The banking segment’s non-covered loan concentrations were within regulatory guidelines at September 30, 2016.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total non-covered loans, net of the allowance for non-covered loan losses, were $475.0 million and $602.8 million at September 30, 2016 and December 31, 2015, respectively. This decrease was primarily attributable to decreases of $76.2 million in borrowings in margin accounts and $37.8 million in receivables from correspondents.

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

	September 30,	December 31,
	2016	2015
Loans held for sale:
Unpaid principal balance	$1,562,126	$1,410,445
Fair value adjustment	66,393	50,390
	$1,628,519	$1,460,835
IRLCs:
Unpaid principal balance	$1,592,523	$944,942
Fair value adjustment	44,177	23,762
	$1,636,700	$968,704

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at September 30, 2016 and December 31, 2015 were $2.5 billion and $2.0 billion, respectively, while the related estimated fair values were ($7.5) million and ($1.2) million, respectively.

Covered Loan Portfolio

Banking Segment

Loans acquired in the FNB Transaction that are subject to loss-share agreements with the FDIC are referred to as “covered loans” and reported separately in our consolidated balance sheets. Under the terms of the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets (including covered loans): (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to September 13, 2013 (the “Bank Closing Date”). There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family residential assets. The loss-share agreements for commercial and single family residential assets are in effect for 5 years and 10 years, respectively, and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the Purchase and Assumption Agreement by and among the FDIC (as receiver of FNB), the Bank and the FDIC (the “P&A Agreement”). As of September 30, 2016, the Bank estimated that the sum of covered losses and reimbursable expenses subject to the loss-share agreements will exceed $240.4 million, but will not exceed $365.7 million. Unless actual plus projected covered losses and reimbursable expenses exceed $365.7 million, the Bank will not record additional amounts to the FDIC Indemnification Asset. As of September 30, 2016, the Bank had billed $148.5 million of covered net losses to the FDIC, of which 80%, or $118.8 million, were reimbursable under the loss-share agreements. As of September 30, 2016, the Bank had received aggregate reimbursements of $118.8 million from the FDIC, which represented reimbursable covered losses and expenses through June 30, 2016. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $10.8 million at September 30, 2016 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements. Additionally, as estimates of realized losses on covered assets change, the value of the FDIC Indemnification Asset will be adjusted and therefore may not be realized. If the Bank continues to experience favorable resolutions within its covered assets portfolio and covered losses are lower than currently estimated, the Bank may be required to increase its “true-up” payment accrual and recognize negative accretion (amortization) on the FDIC Indemnification Asset. These changes will be partially offset by increased discount accretion on the covered loan portfolio.

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

Covered loans held for investment are detailed in the table below and classified by portfolio segment (in thousands).

	Loans, excluding	PCI	Total
September 30, 2016	PCI Loans	Loans	Loans
Commercial and industrial	$1,436	$3,990	$5,426
Real estate	126,594	146,746	273,340
Construction and land development	4,418	9,576	13,994
Covered loans, gross	132,448	160,312	292,760
Allowance for loan losses	(44)	(685)	(729)
Covered loans, net of allowance	$132,404	$159,627	$292,031

	Loans, excluding	PCI	Total
December 31, 2015	PCI Loans	Loans	Loans
Commercial and industrial	$1,294	$7,507	$8,801
Real estate	147,502	193,546	341,048
Construction and land development	9,524	20,921	30,445
Covered loans, gross	158,320	221,974	380,294
Allowance for loan losses	(32)	(1,500)	(1,532)
Covered loans, net of allowance	$158,288	$220,474	$378,762

At September 30, 2016, the banking segment had covered loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total covered loans in its real estate portfolio. The areas of concentration within our covered real estate portfolio were non-construction residential real estate loans and non-construction commercial real estate loans, which represented 62.4% and 31.0%, respectively, of the banking segment’s total covered loans at September 30, 2016. The banking segment’s covered loan concentrations were within regulatory guidelines at September 30, 2016.

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

Provisions for loan losses are charged to operations to record the total allowance for loan losses at a level deemed appropriate by the banking segment’s management based on such factors as the volume and type of lending it conducted, the amount of non-performing loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the ability to collect loans in its portfolio. The provision for loan losses, primarily in the banking segment, was $4.0 million and $5.6 million during the three months ended September 30, 2016 and 2015, respectively, and $36.3 million and $8.4 million during the nine months ended September 30, 2016 and 2015, respectively. The significant increase in the provision for loan losses during the nine months ended September 30, 2016, compared with the same period in 2015, was primarily the result of the previously mentioned $24.5 million charge-off of a single large loan by the Bank during the second quarter of 2016.

The allowance for loan losses is subject to regulatory examination and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance. While we believe we have an appropriate allowance for our existing non-covered and covered portfolios at September 30, 2016, additional provisions for losses on existing loans may be necessary in the future.

The following tables present the activity in our allowance for loan losses within our non-covered and covered loan portfolios for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-Covered Portfolio	2016	2015	2016	2015
Balance, beginning of period	$51,013	$40,484	$45,415	$37,041
Provisions charged to operations	4,719	4,280	37,098	7,659
Recoveries of non-covered loans previously charged off:
Commercial and industrial	295	927	1,432	2,849
Real estate	196	195	364	329
Construction and land development	—	—	—	—
Consumer	20	29	104	82
Broker-dealer	—	—	—	123
Total recoveries	511	1,151	1,900	3,383
Non-covered loans charged off:
Commercial and industrial	3,550	2,685	30,333	4,305
Real estate	1	212	1,299	581
Construction and land development	—	—	—	—
Consumer	67	29	155	208
Broker-dealer	—	—	1	—
Total charge-offs	3,618	2,926	31,788	5,094
Net charge-offs	(3,107)	(1,775)	(29,888)	(1,711)
Balance, end of period	$52,625	$42,989	$52,625	$42,989
Non-covered allowance for loan losses as a percentage of gross non-covered loans			0.93%	0.87%

	Three Months Ended September 30,		Nine Months Ended September 30,
Covered Portfolio	2016	2015	2016	2015
Balance, beginning of period	$1,455	$934	$1,532	$4,611
Provisions charged to (recapture from) operations	(729)	1,313	(825)	779
Recoveries of covered loans previously charged off:
Commercial and industrial	—	(14)	—	6
Real estate	—	2	17	101
Construction and land development	3	—	104	—
Total recoveries	3	(12)	121	107
Covered loans charged off:
Commercial and industrial	—	(38)	6	915
Real estate	—	403	42	2,702
Construction and land development	—	—	51	10
Total charge-offs	—	365	99	3,627
Net recoveries (charge-offs)	3	(377)	22	(3,520)
Balance, end of period	$729	$1,870	$729	$1,870
Covered allowance for loan losses as a percentage of gross covered loans			0.25%	0.40%

The distribution of the allowance for loan losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our non-covered and covered loan portfolios are presented in the table below (dollars in thousands).

	September 30, 2016		December 31, 2015
		% of		% of
		Gross		Gross
		Non‑Covered		Non‑Covered
Non-Covered Portfolio	Reserve	Loans	Reserve	Loans
Commercial and industrial	$21,438	30.10%	$19,845	29.75%
Real estate (including construction and land development)	30,492	60.77%	25,047	57.83%
Consumer	506	0.76%	314	0.87%
Broker-dealer	189	8.37%	209	11.55%
Total	$52,625	100.00%	$45,415	100.00%

	September 30, 2016		December 31, 2015
		% of		% of
		Gross		Gross
		Covered		Covered
Covered Portfolio	Reserve	loans	Reserve	Loans
Commercial and industrial	$217	1.85%	$758	2.31%
Real estate (including construction and land development)	512	98.15%	774	97.69%
Total	$729	100.00%	$1,532	100.00%

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. Management monitors these loans and reviews their performance on a regular basis. Potential problem loans contain potential weaknesses that could improve, persist or further deteriorate. If such potential weaknesses persist without improving, the loan is subject to downgrade, typically to substandard, in three to six months. Potential problem loans are assigned a grade of special mention within our risk grading matrix. Potential problem loans do not include PCI loans because PCI loans exhibited evidence of credit deterioration at acquisition that made it probable that all contractually required principal payments would not be collected. Within our non-covered loan portfolio, we had nine credit relationships totaling $13.3 million of potential problem loans at September 30, 2016, compared with two credit relationships totaling $1.6 million of non-covered potential problem loans at December 31, 2015. Within our covered loan portfolio, we had one credit relationship totaling $0.5 million of potential problem loans at September 30, 2016, compared with one credit relationship totaling $0.5 million of potential problem loans at December 31, 2015.

Non-Performing Assets

The following table presents components of our non-covered non-performing assets (dollars in thousands).

	September 30,	December 31,
	2016	2015
Non-covered loans accounted for on a non-accrual basis:
Commercial and industrial	$19,651	$17,764
Real estate	4,817	7,160
Construction and land development	703	114
Consumer	50	7
Broker-dealer	—	—
	$25,221	$25,045

Non-covered non-performing loans as a percentage of total non-covered loans	0.34%	0.37%

Non-covered other real estate owned	$3,063	$394

Other repossessed assets	$1,654	$—

Non-covered non-performing assets	$29,938	$25,439

Non-covered non-performing assets as a percentage of total assets	0.24%	0.21%

Non-covered loans past due 90 days or more and still accruing	$41,824	$50,776

Troubled debt restructurings included in accruing non-covered loans	$1,216	$1,418

At September 30, 2016, total non-covered non-performing assets increased $4.5 million to $29.9 million, compared with $25.4 million at December 31, 2015. Non-covered non-performing loans totaled $25.2 million at September 30, 2016 and $25.0 million at December 31, 2015. At September 30, 2016, non-covered non-accrual loans included 19 commercial and industrial relationships with loans of $19.7 million secured by accounts receivable, life insurance, oil and gas, livestock and equipment. Non-covered non-accrual loans at September 30, 2016 also included $4.8 million characterized as real estate loans, including three commercial real estate loan relationships of $1.9 million and loans secured by residential real estate of $2.9 million, $1.7 million of which were classified as loans held for sale, as well as construction and land development loans of $0.7 million. At December 31, 2015, non-covered non-accrual loans included 20 commercial and industrial relationships with loans of $17.4 million secured by accounts receivable, inventory, life insurance, livestock, and oil and gas, and a total of $0.3 million in lease financing receivables. Non-covered non-accrual loans at December 31, 2015 also included $7.2 million characterized as real estate loans, including four commercial real estate loan relationships of $4.6 million and loans secured by residential real estate of $2.6 million, $1.6 million of which were classified as loans held for sale, as well as construction and land development loans of $0.1 million.

Non-covered OREO increased $2.7 million to $3.1 million at September 30, 2016, compared with $0.4 million at December 31, 2015. Changes in non-covered OREO included the addition of six properties totaling $2.8 million. At September 30, 2016, non-covered OREO included commercial properties of $2.4 million and other real estate properties of $0.7 million, while at December 31, 2015, non-covered OREO included commercial properties of $0.4 million.

Non-covered non-PCI loans past due 90 days or more and still accruing were $41.8 million and $50.8 million at September 30, 2016 and December 31, 2015, respectively, substantially all of which were loans held for sale and guaranteed by U.S. Government agencies, including loans that are subject to repurchase, or have been repurchased, by PrimeLending.

At September 30, 2016, troubled debt restructurings (“TDRs”) on non-covered loans totaled $7.1 million. These TDRs were comprised of $1.2 million of non-covered loans that are considered to be performing and non-covered non-performing loans of $5.9 million reported in non-accrual loans. At December 31, 2015, TDRs on non-covered loans totaled $9.3 million, of which $1.4 million relate to non-covered loans that are considered to be performing and non-covered non-performing loans of $7.9 million reported in non-accrual loans.

The following table presents components of our covered non-performing assets (dollars in thousands).

	September 30,	December 31,
	2016	2015
Covered loans accounted for on a non-accrual basis:
Commercial and industrial	$52	$68
Real estate	3,529	2,958
Construction and land development	50	5,952
	$3,631	$8,978

Covered non-performing loans as a percentage of total covered loans	1.24%	2.36%

Covered other real estate owned:
Real estate - residential	$8,791	$17,718
Real estate - commercial	15,749	33,425
Construction and land development - residential	8,838	9,190
Construction and land development - commercial	28,610	38,757
	$61,988	$99,090

Other repossessed assets	$—	$—

Covered non-performing assets	$65,619	$108,068

Covered non-performing assets as a percentage of total assets	0.53%	0.91%

Covered loans past due 90 days or more and still accruing	$303	$—

Troubled debt restructurings included in accruing covered loans	$506	$515

At September 30, 2016, covered non-performing assets decreased by $42.4 million to $65.6 million, compared with $108.1 million at December 31, 2015, due to decreases in covered non-accrual loans of $5.3 million and covered other real estate owned of $37.1 million. Covered non-performing loans totaled $3.6 million at September 30, 2016 and $9.0 million at December 31, 2015. At September 30, 2016, covered non-performing loans included two commercial and industrial relationships with loans of $0.1 million, one commercial real estate loan relationship of $0.3 million and 29 residential real estate loan relationships of $3.2 million. At December 31, 2015, covered non-performing loans included four commercial and industrial relationships with loans of $0.1 million secured by accounts receivable and inventory, two commercial real estate loan relationships of $0.4 million, 25 residential real estate loan relationships of $2.5 million, as well as construction and land development loans of $6.0 million.

OREO acquired in the FNB Transaction that is subject to the FDIC loss-share agreements is referred to as “covered OREO” and reported separately in our consolidated balance sheets. Covered OREO decreased $37.1 million to $62.0 million at September 30, 2016, compared with $99.1 million at December 31, 2015. The decrease was primarily due to the disposal of 165 properties totaling $34.5 million and fair value valuation decreases of $14.3 million, partially offset by the addition of 100 properties totaling $11.7 million.

Covered non-PCI loans past due 90 days or more and still accruing totaled $0.3 million at September 30, 2016 and included one residential real estate loan and two commercial and industrial loans. There were no covered non-PCI loans past due 90 days or more and still accruing at December 31, 2015.

At September 30, 2016, TDRs on covered loans totaled $1.4 million, of which $0.5 million relate to covered loans that are considered to be performing and covered non-performing loans of $0.9 million included in non-accrual loans. At December 31, 2015, TDRs on covered loans totaled $1.5 million, of which $0.5 million relate to covered loans that are considered to be performing and covered non-performing loans of $1.0 million included in non-accrual loans.

Insurance Losses and Loss Adjustment Expenses

At September 30, 2016 and December 31, 2015, our gross reserve for unpaid losses and LAE was $44.0 million and $44.4 million, respectively, including estimated recoveries from reinsurance of $15.5 million and $13.5 million, respectively. The increase in the gross reserve for unpaid losses and LAE was primarily due to increased reserves attributable to significant losses experienced from severe weather events. The liability for insurance losses and LAE represents estimates of the ultimate unpaid cost of all losses incurred, including losses for claims that have not yet been reported, less a reduction for reinsurance recoverables related to those liabilities. Separately for each of NLIC and ASIC and each line of business, our actuaries estimate the liability for unpaid losses and LAE by first estimating ultimate losses and LAE amounts for each year, prior to recognizing the impact of reinsurance. The amount of liabilities for reported claims is based primarily on a claim-by-claim evaluation of coverage, liability, injury severity or scope of property damage, and any other information considered relevant to estimating exposure presented by the claim.

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

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section entitled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Average deposits totaled $7.0 billion during the nine months ended September 30, 2016, and was relatively consistent with average deposits of $7.0 billion during each of the nine months ended September 30, 2015 and the year ended December 31, 2015. For the periods presented in the table below, the average rates paid associated with time deposits include the effects of amortization of the deposit premiums booked as a part of the Bank Transactions.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Nine Months Ended September 30,				Year Ended December 31,
	2016		2015		2015
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,203,011	0.00%	$2,166,607	0.00%	$2,187,336	0.00%
Interest-bearing demand deposits	3,139,554	0.15%	3,015,738	0.14%	3,011,647	0.13%
Savings deposits	308,592	0.16%	306,419	0.15%	297,857	0.15%
Time deposits	1,371,190	0.79%	1,531,443	0.74%	1,494,573	0.74%
	$7,022,347	0.23%	$7,020,207	0.23%	$6,991,413	0.22%

Borrowings

Our borrowings are shown in the table below (dollars in thousands).

	September 30, 2016		December 31, 2015
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,265,022	0.66%	$947,373	0.56%
Notes payable	313,313	4.00%	238,716	3.93%
Junior subordinated debentures	67,012	3.93%	67,012	3.58%
	$1,645,347	1.63%	$1,253,101	1.38%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the Federal Home Loan Bank (“FHLB”) and short-term bank loans. The $317.6 million increase in short-term borrowings at September 30, 2016 compared with December 31, 2015 included an increase of $210.7 million in short-term bank loans and securities sold under agreements to repurchase used by the Hilltop Broker-Dealers to finance their activities, as well as an increase in borrowings of $106.9 million in our banking segment primarily associated with an an increase in borrowings under the mortgage origination segment’s warehouse line of credit with the Bank. Notes payable at September 30, 2016 of $313.3 million was comprised of $148.3 million related to Senior Notes, net of loan origination fees, insurance segment term notes of $50.0 million, FHLB borrowings with an original maturity greater than one year held by the former SWS FSB within the banking segment of $103.2 million and mortgage origination segment borrowings of $11.8 million. The average rate paid associated with notes payable includes the effect of amortization of the premiums on FHLB borrowings booked as a part of the SWS Merger.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to preserve capital and have cash resources available to make acquisitions. At September 30, 2016, Hilltop had $68.4 million in freely available cash and cash equivalents, an increase of $12.9 million from $55.5 million at December 31, 2015. This increase in available cash was primarily due to the net effects of Hilltop’s receipt of a $50.0 million dividend from PlainsCapital, a $20.0 million contribution of capital to Hilltop Securities, and payment of transaction-related costs associated with the SWS Merger and other general corporate expenses. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. The current short-term liquidity needs of Hilltop include operating expenses, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Dividend Declaration

On October 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.06 per common share, payable on November 30, 2016 to all common stockholders of record as of the close of business on November 15, 2016. Future dividends on our common stock are subject to the determination by the Board of Directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

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

The Senior Notes bear interest at a rate of 5% per year, payable semi-annually in arrears in cash on April 15 and October 15 of each year, commencing on October 15, 2015. The Senior Notes will mature on April 15, 2025, unless we redeem the Senior Notes, in whole at any time or in part from time to time, on or after January 15, 2025 (three months prior to the maturity date of the Senior Notes) at our election at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. At September 30,

2016, $150.0 million of our Senior Notes was outstanding. During the three months ended September 30, 2016, we accrued interest expense of $1.9 million on the Senior Notes.

Stock Repurchase Program

During the second quarter of 2016, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of September 30, 2016, the Company had not repurchased any shares of its outstanding common stock under this stock repurchase program. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. The purchases will be funded from available cash balances. Any retired shares will be returned to our pool of authorized but unissued shares of common stock.

Loss-Share Agreements

In connection with the FNB Transaction, the Bank entered into two loss-share agreements with the FDIC that collectively cover $1.2 billion of loans and OREO acquired in the FNB Transaction, which we refer to as “covered assets”. Pursuant to the loss-share agreements, the FDIC has agreed to reimburse the Bank the following amounts with respect to the covered assets: (i) 80% of net losses on the first $240.4 million of net losses incurred; (ii) 0% of net losses in excess of $240.4 million up to and including $365.7 million of net losses incurred; and (iii) 80% of net losses in excess of $365.7 million of net losses incurred. Net losses are defined as book value losses plus certain defined expenses incurred in the resolution of assets, less subsequent recoveries. Under the loss-share agreement for commercial assets, the amount of subsequent recoveries that are reimbursable to the FDIC for a particular asset is limited to book value losses and expenses actually billed plus any book value charge-offs incurred prior to the Bank Closing Date. There is no limit on the amount of subsequent recoveries reimbursable to the FDIC under the loss-share agreement for single family assets. The loss-share agreements for commercial and single family residential loans are in effect for 5 years and 10 years, respectively, from the Bank Closing Date and the loss recovery provisions to the FDIC are in effect for 8 years and 10 years, respectively, from the Bank Closing Date. In accordance with the loss-share agreements, the Bank may be required to make a “true-up” payment to the FDIC approximately ten years following the Bank Closing Date if our actual net realized losses over the life of the loss-share agreements are less than the FDIC’s initial estimate of losses on covered assets. The “true-up” payment is calculated using a defined formula set forth in the P&A Agreement. While the ultimate amount of any “true-up” payment is unknown at this time and will vary based upon the amount of future losses or recoveries within our covered loan portfolio, the Bank has recorded a related “true-up” payment accrual of $10.8 million at September 30, 2016 based on the current estimate of aggregate realized losses on covered assets over the life of the loss-share agreements.

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

In addition, under the final rules, bank holding companies with less than $15 billion in assets as of December 31, 2009 are allowed to continue to include junior subordinated debentures in Tier 1 capital, subject to certain restrictions. However, if an institution grows to above $15 billion in assets as a result of an acquisition, or organically grows to above $15 billion in assets and then makes an acquisition, the combined trust preferred issuances must be phased out of Tier 1 and into Tier 2 capital. All of the debentures issued to the PCC Statutory Trusts I, II, III and IV (the “Trusts”), less the common stock of the Trusts, qualified as Tier 1 capital as of September 30, 2016, under guidance issued by the Board of Governors of the Federal Reserve System.

At September 30, 2016, Hilltop exceeded all regulatory capital requirements in accordance with Basel III with a total capital to risk weighted assets ratio of 18.82%, Tier 1 capital to risk weighted assets ratio of 18.37%, common equity Tier 1 capital to risk weighted assets ratio of 17.80% and a Tier 1 capital to average assets, or leverage, ratio of 13.41%.

The Bank’s consolidated actual capital amounts and ratios at September 30, 2016 resulted in it being considered “well-capitalized” under regulatory requirements in accordance with Basel III, and included a total capital to risk weighted assets ratio of 15.90%, Tier 1 capital to risk weighted assets ratio of 15.15%, common equity Tier 1 capital to risk weighted assets ratio of 15.15% and a Tier 1 capital to average assets, or leverage, ratio of 12.65%.

In order to avoid limitations on capital distributions, including dividend payments, stock repurchases and certain discretionary bonus payments to executive officers, Basel III also implemented a capital conservation buffer, which requires a banking organization to hold a buffer above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. The phase-in of the capital conservation buffer requirements began on January 1, 2016 for Hilltop and the Bank. Based on the actual ratios as noted above, Hilltop and the Bank exceed each of the capital conservation buffer requirements in effect as of September 30, 2016, as well as the fully phased-in requirements through 2019.

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

We had deposits of $7.0 billion at September 30, 2016, a slight increase of $77.9 million from $7.0 billion at December 31, 2015. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. At September 30, 2016, money market deposits, including brokered deposits, were $1.7 billion; time deposits, including brokered deposits, were $1.3 billion; and noninterest bearing demand deposits were $2.2 billion. Money market deposits, including brokered deposits, increased by $76.1 million from $1.6 million and time deposits, including brokered deposits, decreased $76.8 million from $1.4 billion at December 31, 2015.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, accounted for 9.00% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, accounted for 4.62% of the Bank’s total deposits at September 30, 2016. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers relies on its equity capital, short-term bank borrowings, interest-bearing and non-interest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financings and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At September 30, 2016, Hilltop Securities had credit arrangements with five unaffiliated banks of up to $700.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has a committed revolving credit facility with an unaffiliated bank of up to $50.0 million. At September 30, 2016, Hilltop Securities had borrowed $212.0 million under its credit arrangements and had no borrowings under its credit facility.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit of up to $1.9 billion maintained with the Bank. At September 30, 2016, PrimeLending had outstanding borrowings of $1.5 billion against the warehouse line of credit. This warehouse line of credit was temporarily increased from a commitment of $1.5 billion until November 30, 2016. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with JPMorgan Chase Bank, NA (“JPMorgan Chase”) of up to $1.0 million, of which no borrowings were outstanding at September 30, 2016.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”). Ventures Management is the managing member and owns 51% of the membership interest in both PrimeLending Ventures, LLC (“Ventures”) and Mutual of Omaha Mortgage, LLC (“Mutual”). Ventures has available lines of credit with each of the Bank and Wells Fargo Bank, N.A. (“Wells Fargo”) of up to $20.0 million. At September 30, 2016, Ventures had $10.9 million and $11.8 million in borrowings under its Bank warehouse line of credit and its Wells Fargo line of credit, respectively. Mutual has an available warehouse line of credit with the Bank of up to $10.0 million, of which no borrowings were outstanding at September 30, 2016.

Insurance Segment

Our insurance operating subsidiary’s primary investment objectives are to preserve capital and manage for a total rate of return. NLC’s strategy is to purchase securities in sectors that represent the most attractive relative value. Bonds, cash and short-term investments of $222.2 million, or 90.2%, equity investments of $19.4 million and other investments of $4.8 million comprised NLC’s $246.4 million in total cash and investments at September 30, 2016. NLC does not currently have any significant concentration in both direct and indirect guarantor exposure or any investments in subprime mortgages. NLC has custodial agreements with Wells Fargo Bank, N.A. and an investment management agreement with DTF Holdings, LLC.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $1.9 billion at September 30, 2016 and outstanding financial and performance standby letters of credit of $37.4 million at September 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2016 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2015 Form 10-K, except as discussed below.

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

	September 30, 2016
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,528,313	$649,554	$873,379	$294,919	$603,900	$6,950,065
Securities	107,682	192,316	172,411	70,068	339,067	881,544
Federal funds sold and securities purchased under agreements to resell	40,419	—	—	—	—	40,419
Other interest sensitive assets	254,432	—	—	—	—	254,432
Total interest sensitive assets	4,930,846	841,870	1,045,790	364,987	942,967	8,126,460

Interest sensitive liabilities:
Interest bearing checking	$2,920,664	$—	$—	$—	$—	$2,920,664
Savings	277,385	—	—	—	—	277,385
Time deposits	343,752	566,391	308,306	39,844	16,791	1,275,084
Notes payable and other borrowings	815,097	102,742	95,449	3,978	7,485	1,024,751
Total interest sensitive liabilities	4,356,898	669,133	403,755	43,822	24,276	5,497,884

Interest sensitivity gap	$573,948	$172,737	$642,035	$321,165	$918,691	$2,628,576

Cumulative interest sensitivity gap	$573,948	$746,685	$1,388,720	$1,709,885	$2,628,576

Percentage of cumulative gap to total interest sensitive assets	7.06%	9.19%	17.09%	21.04%	32.35%

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

The table below shows the estimated impact of increases of 1%, 2% and 3% and a decrease of 0.5% in interest rates on net interest income and on economic value of equity for the banking segment at September 30, 2016 (dollars in thousands).

Change in	Changes in		Changes in
Interest Rates	Net Interest Income		Economic Value of Equity
(basis points)	Amount	Percent	Amount	Percent
+300	$41,492	13.86%	$217,938	14.86%
+200	$21,092	7.05%	$154,454	10.53%
+100	$2,229	0.74%	$76,083	5.19%
-50	$2,282	0.76%	$(63,321)	(4.32)%

The projected changes in net interest income and economic value of equity to changes in interest rates at September 30, 2016 were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Co-Principal Executive Officers and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, our Co-Principal Executive Officers and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including our Co-Principal Executive Officers and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2015 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2015 Form 10-K.

There can be no assurance that we will continue to declare cash dividends or repurchase stock.

On October 27, 2016, we announced that our Board of Directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our Board of Directors. During the second quarter of 2016, our Board of Directors approved a stock repurchase program under which it authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and the discretion of our Board of Directors, which must evaluate, among other things, whether cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends and/or repurchase stock. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, equity and debt service requirements senior to our common stock, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our Board of Directors may deem relevant. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from repurchasing shares. Our dividend payments and/or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2016, we issued an aggregate of 5,163 shares of common stock under the Hilltop Holdings Inc. 2012 Equity Incentive Plan to certain non-employee directors as compensation for their service on our Board of Directors during the second quarter of 2016. The shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

The following table details our repurchases of shares of common stock during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31, 2016	542	(1)	$19.95	—	$50,000,000
August 1 - August 31, 2016	1,051	(1)	19.95	—	50,000,000
September 1 - September 30, 2016	—		—	—	50,000,000
Total	1,593		$19.95	—

(1)	Represents shares of common stock repurchased by the Company to satisfy tax withholding obligations on restricted stock issued under the Hilltop Holdings Inc. 2012 Equity Incentive Plan.
(2)

On June 13, 2016, we announced a stock repurchase program which authorized us to repurchase, in the aggregate, up to $50.0 million of our outstanding common stock. Under the stock repurchase program authorized, we may repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. As of September 30, 2016, we had not repurchased any shares of our outstanding common stock under this stock repurchase program.

Item 6. Exhibits

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: October 27, 2016	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

10.1

Employment Agreement, dated as of September 1, 2016, by and between William Furr and Hilltop Holdings Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on September 7, 2016 (File No. 001-31987) and incorporated herein by reference).

10.2

First Amendment to Retention Agreement and Assignment and Assumption Agreement by and among Hilltop Holdings Inc., PlainsCapital Corporation and Alan B. White, dated as of September 12, 2016 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 13, 2016 (File No. 001-31987) and incorporated herein by reference).

10.3

First Amendment to Employment Agreement by and between Hilltop Holdings Inc. and James R. Huffines, dated as of September 12, 2016 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 13, 2016 (File No. 001-31987) and incorporated herein by reference).

10.4

First Amendment to Employment Agreement by and between Hilltop Holdings Inc. and John A. Martin, dated as of September 12, 2016 (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 13, 2016 (File No. 001-31987) and incorporated herein by reference).

31.1*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.